Form 10-Q
period 2005-09-30
CF Industries Holdings, Inc.
filed 2005-11-10
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-32597

CF INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Salem Lake Drive Long Grove, Illinois	60047
(Address of principal executive offices)	(Zip Code)

(847) 438-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2005, there were 55,027,723 shares of the Company’s common stock outstanding.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1.  Financial Statements

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2005	2004	2005

Net sales	$326,694	$359,430	$1,172,059	$1,445,415
Cost of sales	282,781	303,400	1,027,254	1,238,475
Gross margin	43,913	56,030	144,805	206,940
Selling, general and administrative	9,864	17,715	30,166	42,985
Other operating - net	1,721	3,135	6,756	6,026
Operating earnings	32,328	35,180	107,883	157,929
Interest expense	5,411	2,982	17,231	13,513
Interest income	(1,417)	(3,927)	(3,407)	(11,610)
Loss on extinguishment of debt	—	28,307	—	28,307
Minority interest	5,403	6,313	15,110	18,678
Other non-operating - net	(149)	(1,798)	(686)	(2,134)
Earnings before income taxes	23,080	3,303	79,635	111,175
Income tax provision	8,764	94,672	30,241	137,429
Equity in earnings (loss) of unconsolidated subsidiaries	(14)	(19)	223	16
Net earnings (loss)	$14,302	$(91,388)	$49,617	$(26,238)

Post Initial Public Offering (IPO)* - net loss, weighted average common shares outstanding, and loss per share:

Post-IPO net loss		$(99,510)		$(99,510)

Basic and diluted weighted average common shares outstanding		55,000		55,000

Basic and diluted loss per common share		$(1.81)		$(1.81)

*Covers the period from August 17, 2005 through September 30, 2005.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2005	2004	2005

Net earnings (loss)	$14,302	$(91,388)	$49,617	$(26,238)

Other comprehensive income (loss):
Foreign currency translation adjustment - no tax effect	1,531	1,098	598	808
Unrealized gain (loss) on hedging derivatives - net of taxes	2,780	43,837	(1,524)	44,725

	4,311	44,935	(926)	45,533

Comprehensive income (loss)	$18,613	$(46,453)	$48,691	$19,295

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	Audited December 31, 2004	Unaudited September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$50,003	$40,376
Short-term investments	369,290	277,100
Accounts receivable	41,510	57,160
Income taxes receivable	1,764	3,326
Inventories	233,547	215,816
Deferred income taxes	33,501	—
Other	59,182	93,878
Total current assets	788,797	687,656
Investments in unconsolidated subsidiaries	18,666	—
Property, plant and equipment - net	645,595	627,428
Deferred income taxes	74,909	—
Goodwill	1,327	1,327
Other assets	17,677	21,439
Total assets	$1,546,971	$1,337,850
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$169,237	$170,363
Customer advances	211,501	183,352
Deferred income taxes	—	34,882
Distributions payable to minority interest	5,631	—
Current portion of long-term debt	19,917	—
Other	18,517	1,430
Total current liabilities	424,803	390,027
Notes payable	4,071	4,234
Long-term debt	234,833	—
Deferred income taxes	—	19,321
Other noncurrent liabilities	83,203	82,476
Minority interest	12,772	33,351
Stockholders’ equity:
Patronage preferred stock - $100 par value, 10,000,000 shares authorized and 7,343,018 shares outstanding through August 16, 2005	734,302	—
Common stock - $1,000 par value, 100 shares authorized, 8 shares outstanding through August 16, 2005	8	—
Common stock - $.01 par value, 500,000,000 shares authorized, 55,027,723 shares outstanding	—	550
Paid-in capital	5,555	741,543
Unearned stock-based compensation	—	(371)
Retained earnings	59,780	33,542
Accumulated other comprehensive income (loss)	(12,356)	33,177
Total stockholders’ equity	787,289	808,441
Total liabilities and stockholders’ equity	$1,546,971	$1,337,850

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2005
(in thousands)	Patronage Preferred Stock	$1,000 Par Value Common Stock	$0.01 Par Value Common Stock	Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2004	$734,302	$8	$—	$5,555	$—	$59,780	$(12,356)	$787,289
Net loss	—	—	—	—	—	(26,238)	—	(26,238)
Other comprehensive income							45,533	45,533
Issuance of $0.01 par value common stock	—	—	550	739,315	—	—	—	739,865
Issuance of restricted stock awards	—	—	—	451	(451)	—	—	—
Stock-based compensation expense	—	—	—	1,777	80	—	—	1,857
Exchange of previous owners’ common stock and preferred stock for cash and $0.01 par value common stock	(734,302)	(8)	—	(5,555)	—	—	—	(739,865)
Balance at September 30, 2005	$—	$—	$550	$741,543	$(371)	$33,542	$33,177	$808,441

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2004	2005

Operating Activities:
Net earnings (loss)	$49,617	$(26,238)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Loss on extinguishment of debt	—	28,307
Minority interest	15,110	18,678
Depreciation, depletion and amortization	81,062	76,431
Deferred income taxes	25,161	133,207
Stock compensation expense	—	1,857
Equity in earnings of unconsolidated subsidiaries	(366)	(25)
Changes in:
Accounts receivable	43,188	(14,221)
Margin deposits	6,168	18,602
Inventories	(32,238)	18,124
Accounts payable and accrued expenses	(9,118)	(2,734)
Customer advances - net	88,586	(28,149)
Other - net	(6,914)	(1,442)
Net cash provided by operating activities	260,256	222,397

Investing Activities:
Additions to property, plant and equipment - net	(26,540)	(53,773)
Purchases of short-term investments	(547,272)	(606,698)
Sales and maturities of short-term investments	321,503	698,888
Proceeds from sale of unconsolidated subsidiary	—	18,600
Distributions from unconsolidated subsidiary	1,700	—
Net cash provided by (used in) investing activities	(250,609)	57,017

Financing Activities:
Payments of long-term debt	(19,187)	(254,750)
Debt prepayment penalty	—	(26,437)
Distributions to minority interest	—	(5,721)
Exchange of stock	—	(715,358)
Proceeds from issuance of common stock	—	715,358
Other - net	(35)	(2,638)
Net cash used in financing activities	(19,222)	(289,546)

Effect of exchange rate changes on cash and cash equivalents	1,191	505

Decrease in cash and cash equivalents	(8,384)	(9,627)

Cash and cash equivalents at beginning of period	77,146	50,003

Cash and cash equivalents at end of period	$68,762	$40,376

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts and disclosures applicable to

September 30, 2004 and 2005 are unaudited)

1.   Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented.  These statements should be read in conjunction with the audited consolidated financial statements and related disclosures in the registration statement on Form S-1 as filed with the United States Securities and Exchange Commission (SEC) on August 8, 2005.  Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. after the reorganization transaction described below, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries itself and not its subsidiaries.

CF Holdings was formed in April 2005 to hold the existing business of CF Industries. Prior to August 17, 2005, CF Industries operated as a cooperative and was owned by eight regional agricultural cooperatives. On August 16, 2005, we completed our initial public offering of common stock (IPO). We sold 47,437,500 shares of our common stock in the IPO and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with the IPO, we consummated a reorganization transaction in which CF Industries ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. We did not retain any of the proceeds from the IPO.  The reorganization transaction did not result in a new basis of accounting for the Company.

Prior to the consummation of the IPO, CF Holdings did not have any activities or operations.  Accordingly, the accompanying unaudited interim financial statements for periods ended prior to August 17, 2005, are the unaudited consolidated interim financial statements of CF Industries, and the unaudited interim financial statements for periods ended after that date, are the unaudited consolidated interim financial statements of CF Holdings, which include the accounts of CF Industries. Weighted average shares outstanding and earnings (loss) per share information is presented on a pro forma basis in Note 4, giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2003.

In our December 31, 2004 consolidated balance sheet, certain items were reclassified to conform to the consolidated balance sheet as of September 30, 2005. In particular, we reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments.

2.    Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, refer to our registration statement on Form S-1 as filed with the SEC on August 8, 2005.

Derivative Financial Instruments

We account for derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133— Accounting for Derivative Instruments and Hedging Activities —as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized in earnings immediately unless hedge accounting is elected or the normal purchase and sale exemption applies. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value is recorded in other comprehensive income (OCI) and is recognized in cost of sales with the normal flow of the underlying hedged item through inventory, which takes approximately 2 months.  Any ineffective portion of a change in the fair value of a derivative designated as a cash flow hedge is recognized immediately in cost of sales.  For the three and nine month periods ended September 30, 2005, we recorded ineffective hedge gains of $14.1 million and $14.6 million, respectively, resulting from the early terminations of certain natural gas hedge positions in combination with reductions in fertilizer production.  See Note 10 for more information on derivative financial instruments.

Stock-based compensation

In connection with our IPO, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors.  We did not have any share-based awards prior to our IPO.  We adopted SFAS No. 123R, Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award, and is accrued based on the straight-line method.  For both the three and nine month periods ended September 30, 2005, we recorded share-based compensation expense of $1.9 million ($1.1 million after taxes). See Note 13 for additional information on stock-based compensation.

3. New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to the preparation of our consolidated financial statements in the future.

•                  Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 109-1— Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP clarifies that the tax deduction related to the new law should be accounted for as a special deduction under Statement of Financial Accounting Standards (SFAS) No. 109, which would reduce tax expense for the periods in which such deductions are claimed, rather than accounted for as a tax rate reduction.  The disallowed accounting treatment would have also required an adjustment to deferred tax assets and liabilities. Our estimated annual effective income tax rate for 2005 includes the estimated benefit of the special deduction as discussed in the FSP.

•                  SFAS No. 151— Inventory Costs. This statement amends Accounting Research Bulletin No. 43 to clarify that abnormal amounts of costs, such as idle facility expense, freight, handling and spoilage are to be recognized as current-period charges and that the allocation of fixed production overhead to inventory costs is to be based on normalized production capacity. The statement is effective for fiscal years beginning after June 15, 2005 and may be early adopted for years beginning after November 2004. We do not expect the adoption of SFAS No. 151 to impact our consolidated financial statements.

•                  FASB Interpretation (FIN) No. 47— Accounting for Conditional Asset Retirement Obligations. This interpretation of SFAS No. 143 addresses asset retirement obligations where the timing and/or method of settlement may be conditional based on a future event. It clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, and requires that companies recognize such asset retirement obligations when incurred if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are in the process of evaluating the impact of FIN No. 47 on our consolidated financial statements. It is possible that the results of this evaluation could result in the recognition of additional asset retirement obligations in our consolidated financial statements in the fourth quarter of 2005.

•                  Emerging Issues Task Force (EITF) Issue No. 04-06— Accounting for Stripping Costs Incurred during Production in the Mining Industry. This EITF Issue addresses the accounting for costs incurred to remove overburden and other materials to allow access to mineral deposits during the production phase of mining operations. The consensus of the EITF affirmed that stripping costs incurred during the production phase of mining operations are a variable cost that should be included in the costs of the mining inventory extracted during the same period that such costs are incurred. The Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Issue will not impact our accounting for mine stripping costs.

•                  EITF Issue No. 04-13— Accounting for Purchases and Sales of Inventory with the Same Counterparty. This EITF Issue addresses exchanges of inventory with a counterparty in the same line of business and examines the conditions under which such transactions should be viewed as a single nonmonetary transaction and whether such transactions should be recognized at fair value or recorded amounts. The Issue is effective for new arrangements entered into in reporting periods beginning after March 15, 2006, and will apply to our exchanges of product inventory with counterparties.  We have not yet determined the impact of EITF Issue No. 04-13 on our consolidated financial statements.

•                  SFAS No. 154— Accounting Changes and Error Corrections. This statement amends APB Opinion No. 20 and requires retrospective application of most changes in accounting principle unless it is impracticable to do so. Changes in accounting estimates continue to be applied prospectively, and the correction of an error continues to require restatement of previously issued financial statements. The statement is effective for fiscal years beginning after December 15, 2005. We will be required to adopt the new rules for the year ending December 31, 2006.

•                  SFAS No. 123R — Share-Based Payment.  This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date.  The cost will be recognized over the period during which the employee is required to provide services in exchange for the award.  This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in APB 25, Accounting for Stock Issued to Employees.  We have adopted SFAS 123R, and have applied this standard prospectively to share based payment awards issued in connection with the IPO.  See Note 13 for additional information on stock-based compensation.

4. Earnings (Loss) Per Share - Post Initial Public Offering and Pro Forma

Prior to the consummation of the IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries.  The weighted average shares outstanding and earnings (loss) per share information is presented on a pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2003.

The earnings (loss) per share for the post-IPO period and pro forma earnings (loss) per share were computed as follows:

	Post-IPO	Historical - Pro forma
	Only	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004	2005
Earnings available to common shareholders- Net earnings (loss)	$(99,510)	$14,302	$(91,388)	$49,617	$(26,238)

Basic and diluted weighted average common shares outstanding	55,000	55,000	55,000	55,000	55,000

Basic and diluted net earnings (loss) per common share	$(1.81)	$0.26	$(1.66)	$0.90	$(0.48)

Restricted stock totaling 1,223 shares were excluded from the computation of diluted earnings (loss) per share because the effect of their inclusion would be antidilutive.

5. Pension and Other Postretirement Benefits

Both CF Industries and its subsidiaries maintain noncontributory, defined-benefit pension plans. For our U.S. pension plan, employees who began employment after December 31, 2003 are not eligible to participate in the plan.

We also provide group medical insurance to our retirees. Until age 65, retirees in the U.S. are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees.  After a retiree becomes eligible for Medicare, generally at age 65, the offered coverage becomes a Medicare supplement and the retiree pays the entire cost of this supplemental coverage.  Similarly, retirees in Canada are eligible to continue the same Company subsidized coverage in both the provincial health care plan and the supplemental medical plan provided to active employees until age 65. When a Canadian retiree reaches age 65, we no longer provide medical coverage.

Net pension/retiree medical expense included the following components:

	Pension Plans				Retiree Medical
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2005	2004	2005	2004	2005	2004	2005

Service cost for benefits earned during the period	$949	$1,563	$4,880	$4,892	$359	$313	$867	$904
Interest cost on projected benefit obligation	1,823	2,919	9,684	8,941	503	327	1,209	1,231
Expected return on plan assets	(2,177)	(3,458)	(11,733)	(10,365)	—	—	—	—
Amortization of transition obligation	(16)	(15)	(39)	(45)	92	82	234	248
Amortization of prior service cost	18	67	89	199	—	—	—	—
Actuarial loss	36	242	106	994	154	84	366	327
Net expense	$633	$1,318	$2,987	$4,616	$1,108	$806	$2,676	$2,710

Our key assumptions used in determining pension and retiree medical expense can be found in our registration statement on Form S-1 as filed with the SEC on August 8, 2005.

The estimated funding contribution to our U.S. pension plan in 2005 is $7.0 million which we expect to pay in the fourth quarter of 2005. No funding contributions were made to the U.S. plan during the nine months ended September 30, 2005.

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law.  We also maintain a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $45 thousand and $582 thousand, respectively, for the three months ended September 30, 2004 and 2005, and $230 thousand and $748 thousand, respectively, for the nine months ended September 30, 2004 and 2005.

6. Income Taxes

For the three months ended September 30, 2005, the income tax provision of $94.7 million consists of income tax expense of $1.8 million on earnings before income taxes (which includes additional expense of $.5 million related to a year-to-date effective tax rate adjustment primarily resulting from IPO costs that are not deductible for tax purposes), a charge of $99.9 million to establish a valuation allowance, as discussed further below, partially offset by tax benefits of $0.9 million for adjustments to prior years’ tax returns and a Canadian income tax refund of $6.1 million that resulted from the application of an exemption under a tax treaty between Canada and the United States.  For the nine months ended September 30, 2005, the income tax provision of $137.4 million consists of income tax expense of $44.1 million on earnings before income taxes, a charge of $99.9 million for the valuation allowance, discussed further below, partially offset by tax benefits of $.5 million for adjustments to prior years’ tax returns and the Canadian income tax refund of $6.1 million.

On August 16, 2005, we completed our IPO and related reorganization, and CF Industries ceased to be a cooperative for federal income tax purposes.  On that date, CF Industries had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries’ previous owners when CF Industries was a cooperative for tax purposes.  The income tax provision for the three and nine months ended September 30, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the gross deferred tax asset related to the NOLs.  The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realizable, now that CF Industries is no longer a cooperative for federal income tax purposes.

In connection with the IPO, we entered into a net operating loss agreement with CF Industries’ previous owners (NOL Agreement) relating to the future treatment of the NOLs. Under the NOL Agreement, if it is finally determined that CF Industries’ net operating loss carryforwards can be used after CF Industries is no longer a cooperative, we will pay to CF Industries’ previous owners an amount equal to the resulting federal and state income taxes actually saved.

We have a 66% economic interest in Canadian Fertilizers Limited (Canadian Fertilizers), which operates as a cooperative for Canadian tax purposes and distributes all of its earnings from the sale of fertilizer as patronage dividends to its customers for fertilizer, including CF Industries.  For Canadian income tax purposes, Canadian Fertilizers is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain Canadian income tax requirements are met. Although Canadian Fertilizers is not currently under audit by the Canadian tax authorities, Canadian Fertilizers received a preliminary inquiry from the Canada Revenue Agency during the second quarter of 2005 which questioned whether Canadian Fertilizers’ past patronage distributions had met the requirements for full deductibility under Canadian income tax law. The past years that would be affected by this inquiry are 2002, 2003 and 2004. While Canadian Fertilizers believes its allocation method complied with applicable law, Canadian Fertilizers could be subject to Canadian income tax liabilities (exclusive of interest and penalties) for 2002, 2003 and 2004 of $6.1 million, $8.0 million and $26.0 million, respectively, and additional material Canadian income tax liabilities for future periods if its allocation method were determined to fail to meet the requirements for deductibility under Canadian tax law.

7. Inventories

Inventories consist of the following:

	December 31,	September 30,
(in thousands)	2004	2005
Fertilizer	$188,291	$169,691
Spare parts, raw materials and supplies	45,256	46,125
	$233,547	$215,816

8. Investments in Unconsolidated Subsidiaries

On July 15, 2005, we sold our interest in CF Martin Sulphur, L.P. to our other joint venture partner, an affiliate of Martin Resource Management, for $18.6 million. The transaction did not have a material impact on our consolidated statement of operations, as the selling price approximated the carrying value of our investment in CF Martin Sulphur, L.P. Concurrent with the sale, we entered into a multi-year sulfur supply contract with CF Martin Sulphur, L.P. with terms commensurate with prevailing market rates.

9. Long-Term Debt and Credit Agreement

Long-Term Debt

On August 17, 2005, we prepaid our outstanding long – term debt balance of $235.6 million and recorded a loss on extinguishment of debt of $28.3 million, for the three and nine months ended September 30, 2005.  The loss consisted of prepayment penalties of $26.4 million and the write-off of deferred financing fees of $1.9 million.

Credit Agreement

On August 16, 2005, we replaced our previous $140 million, senior secured revolving credit facility with Harris N.A., successor by merger to Harris Trust and Savings Bank, as agent, with a $250 million, senior secured revolving credit facility (the credit facility) with JPMorgan Chase Bank, N.A., acting as administrative agent (JPMorgan Chase), which is scheduled to be available until August 16, 2010.  The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.  As of September 30, 2005, there were no loans or letters of credit outstanding under the credit facility.

Availability under the credit facility is limited by a borrowing base equal to the value of a specified percentage of eligible receivables, plus the value of a specified percentage of eligible inventory, plus a property, plant and equipment component (capped at $75 million in the aggregate) to be determined based on specified percentages of eligible fixed assets (including the real property) located at the Donaldsonville, Louisiana facility and other eligible real property, if any (each subject to caps), less the amount of any reserves JPMorgan Chase deems necessary, as determined in good faith and in the exercise of reasonable business judgment.

CF Industries is entitled to make borrowings at interest rates based on (1) the Base Rate (which is the higher of (i) the rate most recently announced by JPMorgan Chase as its “prime” rate and (ii) the federal funds rate plus 1/2 of 1% per annum) plus a margin applied to either rate ranging from 0.00 percent to 0.375 percent, and (2) the applicable Eurodollar Rate (which is the London Interbank Eurodollar Rate adjusted for reserves) plus an applicable margin that ranges from 1.375 percent to 1.625 percent.  Letters of credit issued under the credit facility accrue fees at the applicable Eurodollar Rate borrowing margin.  The applicable margins vary depending on the average daily availability for borrowing under the credit facility for CF Industries' most recent calendar quarter.  CF Industries is also required to pay certain fees, including fees based on the unused portion of the credit facility and fronting fees on undrawn amounts under outstanding letters of credit, and expenses in connection with the credit facility.

The credit facility is guaranteed by CF Holdings and certain of the domestic subsidiaries of CF Industries (collectively, the Guarantors and, together with CF Industries, the Loan Parties) and secured by (i) perfected, first-priority liens (subject to permitted liens) on substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, (ii) perfected, first-priority liens or pledges (subject to permitted liens) on 100% of the equity interests of each Loan Party’s direct and indirect domestic subsidiaries other than immaterial subsidiaries and on 65% of the equity interests of each Loan Party’s first-tier foreign subsidiaries and (iii) a first-priority lien (subject to permitted liens) on the real property located in Donaldsonville, Louisiana.

Optional prepayments of borrowings and optional reductions of the unutilized portion of the secured credit facility are permitted at any time, subject to, among other things, reimbursement of the lenders’ redeployment costs in the case of a prepayment of Eurodollar Rate borrowings.  Mandatory prepayments are required, subject to certain exceptions, in certain instances (such as upon certain asset sales, receipt of proceeds of insurance and condemnation events in excess of $5 million and issuances of debt or equity) at any time after our average daily cash availability amount is less than $75 million for any 10 business day period (and until such time as our average daily cash availability amount is equal to or exceeds $75 million for a period of 60 consecutive days).

Under the terms of the credit facility, the Loan Parties agree to covenants that apply to each of them and their respective subsidiaries and which, among other things, limit the incurrence of additional indebtedness, liens, loans and investments; limit the ability to take certain action with respect to payment of dividends, and the making of redemptions and repurchases with respect to capital stock; place limitations on prepayments, redemptions and repurchases of debt; limit entry into mergers, consolidations, acquisitions, asset dispositions and sale/leaseback transactions, transactions with affiliates and certain swap agreements; restrict changes in business and amendment of debt agreements; and place restrictions on distributions from subsidiaries, the issuance and sale of capital stock of subsidiaries, and other matters customarily restricted in secured loan agreements.

Additionally, we are required to meet a financial test on a consolidated basis consisting of a minimum ratio of earnings before interest, taxes, depreciation and amortization (EBITDA), calculated as set forth in the credit facility, minus the unfinanced portion of Capital Expenditures to Fixed Charges (each as defined in the credit facility) if average daily cash availability under the credit facility in any calendar month is less than $50 million.  The Loan Parties are further restricted from making capital expenditures in excess of $100 million during any 12-month period following any month in which average daily cash availability falls below $135 million (until such time as average daily cash availability for three consecutive months thereafter is greater than or equal to $135 million).

The credit facility contains customary representations and warranties and affirmative covenants, as well as customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control, and invalidity of any collateral or guarantee or other document.

10. Derivative Financial Instruments

We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 3 years. The derivative instruments that we currently use are swaps and futures. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

We classify a derivative financial instrument as a hedge if all of the following conditions are met: 1) the item to be hedged must expose us to commodity price risk, 2) it must be probable that the results of the hedge position substantially offset the effects of price changes on the hedged item (i.e., there is a high correlation between the hedge position and changes in market value of the hedged item) and 3) the derivative financial instrument must be designated as a hedge of the item at the inception of the hedge. We use derivative instruments primarily to fix the natural gas price for product sold under the forward pricing program.

We designate, document and assess accounting for hedge relationships, which result primarily in cash flow hedges that require that we record the derivatives as assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income (OCI). The gain or loss of an effective cash flow hedge is deferred in OCI until the second month after the hedged natural gas is used to manufacture inventoried products, which approximates the period of inventory turns of upgraded products and the release of the cost of the hedged gas to cost of sales. Ineffective hedge gains and losses are recorded immediately in cost of sales.

Compared with spot gas prices, hedging activities increased natural gas costs at the Donaldsonville Nitrogen Complex by approximately $6.0 million for three months ended September 30, 2004, and decreased natural gas costs by approximately $33.1 million for the three months ended September 30, 2005.  For the nine months ended September 30, 2004 and 2005, hedging activities decreased natural gas costs by approximately $17.3 million and $26.4 million, respectively. The ineffective gain for the three and nine months ended September 30, 2005 was approximately $14.1 million and $14.6 million, respectively. These amounts consisted primarily of gains realized during the third quarter on hedge positions terminated prior to maturity as a result of decisions to reduce operating rates below levels associated with originally hedged gas volumes.  The reduced operating rates are a function of recent increases in natural gas prices and an increase in outside purchases of fertilizer to meet future sales commitments.  These decisions rendered a portion of the original hedge positions ineffective, thereby requiring the immediate recognition in cost of sales of gains that otherwise would have been deferred as previously described.  Cash flows related to natural gas hedges are reported as cash flows from operating activities.

Open natural gas derivative contracts at December 31, 2004 and September 30, 2005 are summarized below.

	December 31, 2004		September 30, 2005
	Contract MMBtu (Millions)	Net Unrealized Loss (Thousands)	Contract MMBtu (Millions)	Net Unrealized Gain (Thousands)
Swaps	20.4	$(14,077)	8.4	$33,809
Futures	4.4	(4,172)	2.0	10,377
	24.8	$(18,249)	10.4	$44,186

Reconciliation of the unrealized gains and losses to amounts reported on the consolidated balance sheet at December 31, 2004 and September 30, 2005 are as follows:

(in thousands)	December 31, 2004	September 30, 2005
Open positions:
Unrealized gains in other current and other noncurrent assets	$268	$45,616
Unrealized losses in other current liabilities	(18,517)	(1,430)
	(18,249)	44,186
Plus: Closed positions for forward months settled in cash	(1,681)	12,938
Plus: Closed positions from prior months in other current assets	16,134	22,767
Less: Ineffective gain (loss) included in earnings	(259)	9,297
Gross amount in accumulated other comprehensive income (loss)	(3,537)	70,594
Less: Deferred income tax effect	(1,415)	27,991
Net amount in accumulated other comprehensive income (loss)	$(2,122)	$42,603

11. Other Comprehensive Income

Stockholders’ equity includes accumulated other comprehensive income (loss), which consists of the following components:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$(3,731)	$(2,122)	$(6,503)	$(12,356)
Net Change	808	44,725	—	45,533
Balance at September 30, 2005	$(2,923)	$42,603	$(6,503)	$33,177

The unrealized gain or loss on derivatives is related to natural gas hedges. As described in Note 10, these amounts are reclassified into earnings as the fertilizer ultimately manufactured with the hedged gas is sold. The amount shown as net change in OCI is the net change resulting from current period hedging transactions.

12. Common Stock

We have 500 million authorized shares of $0.01 par value common stock, of which 55,027,723 shares were outstanding as of September 30, 2005.  Currently, we have 5,502,176 shares of common stock available for future awards under the 2005 Equity and Incentive Plan, of which 2,859,776 are available to be issued for stock awards other than stock options and stock appreciation rights.

Changes in common shares outstanding through September 30, 2005 are as follows:

2005
Initial public offering	54,999,999
Issuance of restricted stock	27,724
Common stock outstanding	55,027,723

13. Stock Based Compensation Plans

In connection with our IPO, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors.  We did not have any share-based awards prior to our IPO.  We adopted SFAS No. 123R, Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award, and is accrued based on the straight-line method.

2005 Equity and Incentive Plan

In connection with our IPO, our board of directors adopted the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (the plan). Under the plan, we may grant incentive stock options, nonqualified incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors).  The purpose of the plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our shareholders.

Share Reserve

We have reserved a total 8,250,000 shares of our common stock and we have 5,502,176 shares currently available for future awards under the plan, but no more than 2,859,776 shares of our common stock are available for issuance under the plan for any awards other than stock options and stock appreciation rights. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the plan. If a participant pays the exercise price of an option by delivering to us previously owned shares, only the number of shares we issue in excess of the surrendered shares will count against the plan’s share limit. Also, if the full number of shares subject to an option is not issued upon exercise for any reason (including to satisfy a tax withholding obligation), only the net number of shares actually issued upon exercise will count against the plan’s share limit.

Individual Award Limits

The plan provides that no more than 1,237,500 underlying shares may be granted to a participant in any one calendar year in the form of stock options and stock appreciation rights.  The plan also provides that no more than 618,750 shares underlying any other type of equity award may be granted to a participant in any one calendar year. The maximum value of the aggregate cash payment that any participant may receive with respect to any cash-based awards under the plan is $3 million with respect to any annual performance period and is $3 million per year for any performance period exceeding one year in length.

Stock Options

On August 10, 2005, we granted to plan participants nonqualified options to purchase 2,720,100 shares of common stock at $16.00 per share.  The exercise price of these options is equal to the price of the shares sold in our IPO. The options will expire in ten years, with one-third vesting on each of the first three anniversaries of the date of grant.  Accelerated vesting provisions exist for participants eligible for retirement at specified ages.

The fair value of each stock option award is estimated using the Black-Scholes option valuation model that uses the assumptions shown in the following table.  Expected volatilities are based on implied volatilities from traded options on the stock of comparable companies and other factors.  The expected term of options granted is estimated based on the contractual term of the instruments and participant’s expected exercise and post-vesting employment termination behavior.  The risk-free rate for the assumed expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

	2004	2005
Expected volatility	N/A	36%-44%
Expected life of stock options	N/A	4-6 Years
Risk-free interest rate	N/A	4.2%
Dividend yield	N/A	0.5%

N/A-not applicable

A summary of activity under the plan for the nine months ended September 30, 2005 is presented below:

		Weighted -	Weighted - Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in thousands)	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2005	—	$—	—	$—
Granted	2,720	16.00	9.9	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2005	2,720	$16.00	9.9	$—
Exercisable at September 30, 2005	—	$—	—	$—

The weighted-average, grant-date fair value of stock options granted during the three and nine months ended September 30, 2005 was $7.12.  No option awards were exercised, forfeited, or expired as of September 30, 2005, and no awards were granted prior to our IPO.

A summary of the status of our nonvested options for the nine months ended September 30, 2005 is presented below:

		Weighted -
		Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Nonvested as of January 1, 2005	—	$—
Granted	2,720	7.12
Vested	(138)	5.47
Forfeited or expired	—	—
Nonvested as of September 30, 2005	2,582	7.20

As of September 30, 2005, certain participants met age requirements that allowed their options to qualify for accelerated vesting upon retirement.  The vested options shown above represent the number of options those participants would have been eligible to exercise if they had retired as of September 30, 2005, for a total fair value of approximately $753 thousand.

Restricted Stock

On August 11, 2005 and August 18, 2005, we awarded 16,252 and 11,472 shares of restricted common stock, respectively, to certain non-management members of our  Board of Directors, with corresponding fair values of $16.20 and $16.35 per share. This restricted stock will vest on the earlier of one year from date of grant or the date of the next Annual Shareholder Meeting, which is expected to be in May 2006.

Compensation Cost

A summary of the total compensation cost related to our equity awards and the portion recognized for the three and nine month periods ended September 30, 2005 is presented below:

	Stock	Restricted
(in thousands)	Options	Stock	Total
Grant-date fair value	$18,645	$451	$19,096
Less: Compensation expense recognized	1,777	80	1,857
Unrecognized compensation cost	$16,868	$371	$17,239
Years over which compensation cost is expected to be recognized	2.9	0.6

The compensation cost shown above was recorded primarily in selling, general and administrative expense.  The income tax benefit related to the compensation cost recognized for the three and nine months ended September 30, 2005 was $736 thousand.

14. Contingencies

Litigation

From time to time we are subject to ordinary, routine legal proceedings related to the usual conduct of our business. We are also involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities.  Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Environmental

In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility’s compliance with the Resource Conservation and Recovery Act (RCRA), the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. This inspection was undertaken as a part of a broad enforcement initiative commenced by the EPA to evaluate whether mineral processing and mining facilities, including, in particular, all wet process phosphoric acid production facilities, are in compliance with RCRA, and the extent to which such facilities’ waste management practices have impacted the environment.

By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility’s reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility’s process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA’s regulatory authority under RCRA. If the EPA does not rescind this allegation and its position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of its water recirculating system, which does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. In order to obtain an order or judgment for civil penalties, the EPA will have to bring a civil or administrative enforcement proceeding against the Company. The EPA has not indicated when it intends to initiate an administrative or judicial enforcement proceeding against the Company, although based on conversations with the EPA, we do not believe that such proceedings are imminent.

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. It is our understanding that the EPA’s sampling results are consistent with the Company’s results, although we have not been provided with a report by the EPA with respect to its sampling.  Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that EPA intends to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid, and which we are currently closing. We may be required to undertake an investigation of environmental conditions at that facility.

We are subject to a variety of environmental laws and regulations in all jurisdictions in which we operate. Where it is probable that environmental liabilities exist and where reasonable estimates of such liabilities can be made, we have established associated reserves. These estimated liabilities are subject to change as additional information becomes available regarding the magnitude and timing of possible clean-up costs, the relative expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, based on the information available as of the date of this filing, we believe that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the Company’s financial position, although such costs could have a material effect on the Company’s results of operations or cash flows in a particular period.

15. Segment Disclosures

We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses.

Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2004 and 2005, and assets at September 30, 2004, September 30, 2005, and December 31, 2004 are as follows. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

(in thousands)	Nitrogen	Phosphate	Consolidated

Operating Results

Three Months Ended September 30, 2004
Net sales
Anhydrous ammonia	$45,918	$—	$45,918
Granular urea	126,967	—	126,967
UAN solutions	83,687	—	83,687
DAP	—	52,105	52,105
MAP	—	17,262	17,262
Other	754	1	755
	257,326	69,368	326,694
Cost of sales	215,937	66,844	282,781
Gross margin	$41,389	$2,524	$43,913

Three Months Ended September 30, 2005
Net sales
Anhydrous ammonia	$43,927	$—	$43,927
Granular urea	137,508	—	137,508
UAN solutions	76,008	—	76,008
DAP	—	77,231	77,231
MAP	—	23,875	23,875
Other	881	—	881
	258,324	101,106	359,430
Cost of sales	213,319	90,081	303,400
Gross margin	$45,005	$11,025	$56,030

(in thousands)	Nitrogen	Phosphate	Consolidated

Operating Results

Nine Months Ended September 30, 2004
Net sales
Anhydrous ammonia	$277,427	$—	$277,427
Granular urea	369,773	—	369,773
UAN solutions	262,357	—	262,357
DAP	—	206,313	206,313
MAP	—	52,256	52,256
Other	3,891	42	3,933
	913,448	258,611	1,172,059
Cost of sales	785,272	241,982	1,027,254
Gross margin	$128,176	$16,629	$144,805

Nine Months Ended September 30, 2005
Net sales
Anhydrous ammonia	$318,644	$—	$318,644
Granular urea	482,770	—	482,770
UAN solutions	306,329	—	306,329
DAP	—	263,758	263,758
MAP	—	70,083	70,083
Other	3,831	—	3,831
	1,111,574	333,841	1,445,415
Cost of sales	932,224	306,251	1,238,475
Gross margin	$179,350	$27,590	$206,940

(in thousands)	Nitrogen	Phosphate	Other	Consolidated
Assets
December 31, 2004	$530,604	$414,419	$601,948	$1,546,971
September 30, 2005	$552,772	$372,156	$412,922	$1,337,850

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our registration statement on Form S-1 as filed with the United States Securities and Exchange Commission on August 8, 2005.  All references to “CF Holdings,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

Overview

We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate fertilizer business are diammonium phosphate, or DAP,  and monoammonium phosphate, or MAP. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

Our principal assets include:

•      the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

•      a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta through Canadian Fertilizers Limited, or CFL);

•      one of the largest integrated ammonium phosphate fertilizer complexes in the United States (Plant City, Florida);

•      the most-recently constructed phosphate rock mine and associated beneficiation plant in the United States (Hardee County, Florida); and

•      an extensive system of terminals, warehouses and associated transportation equipment located primarily in the midwestern United States.

CF Holdings was formed in 2005 to hold the existing business of CF Industries, Inc. Prior to the consummation of our initial public offering in August 2005, CF Industries, Inc. operated as a cooperative and was owned by eight regional agricultural cooperatives.

A number of unique items affected our reported earnings for the quarter ended September 30, 2005 and our financial position as of the end of the period:

On August 16, 2005, we completed our initial public offering of common stock. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with our initial public offering, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. We did not retain any of the proceeds from the IPO.

On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million senior secured revolving credit facility.

On August 17, 2005, we repaid in full $235.6 million of our term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments. Prior thereto, we made principal payments of $0.7 million and $10 million on their scheduled maturity dates, July 20, 2005 and August 1, 2005, respectively.

In connection with these transactions, we incurred an estimated net $17.1 million charge (after taxes) related to the prepayment penalties associated with the repayment of our long term debt ($16.0 million) and termination of our long-term incentive plan ($1.1 million) upon completion of our initial public offering. We also incurred a non-cash charge of $1.1 million (after taxes) related to the write-off of unamortized financing fees related to our previous senior secured revolving credit facility and long term debt.

On August 28, 2005 we implemented an orderly shutdown of our Donaldsonville, Louisiana nitrogen complex in anticipation of Hurricane Katrina, which struck the region on August 29, 2005. The complex suffered only minor superficial damage. We began restarting the complex on August 30, 2005 and reached full planned production on September 8, 2005. The lost production resulting from Hurricane Katrina consisted of approximately 10,000 tons of shippable ammonia, 25,000 tons of urea and 25,000 tons of UAN solution. Approximately two weeks later, Hurricane Rita came onshore.  Curtailments of natural gas supplies to our Donaldsonville complex began around September 22, 2005, and by September 25, 2005 the complex was shut down.  Although the Donaldsonville complex suffered only minor superficial damage, this hurricane caused substantial damage to the oil and gas production and distribution facilities in the region. As a result, production was not restored to planned levels until after month-end. Total lost production as a result of Hurricane Rita consisted of about 1,000 shippable tons of ammonia, 41,000 tons of urea and 27,000 tons of UAN solution.  We expect to compensate for lost production from both hurricanes through increased future production, usage of existing inventory and/or increased purchases of product from third parties. As a result of these hurricanes, the supply of natural gas, the primary raw material used to produce nitrogen fertilizers, has been substantially affected and the market price of natural gas has increased considerably. We are unable to predict whether or when natural gas prices will return to pre-hurricane levels. Hurricane Katrina also impacted the availability of barges that we use to transport urea and DAP/MAP on the Mississippi River. There can be no assurance as to when normal barge service will be restored or whether this disruption will have an impact on our ability to serve our customers. Operating levels at our Plant City phosphate complex were also adversely impacted by reduced sulfur supplies due to refinery closures following Hurricane Rita.  In light of this, we accelerated the timing of planned turnarounds to coincide with this period of reduced sulfur availability. Production was restored to planned levels by early November of 2005. The Plant City complex suffered no weather-related damage.

In connection with our initial public offering, we also recorded a non-cash charge to the caption “Income tax provision” of $99.9 million to reduce to zero what remained of the gross deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards as of August 16, 2005 (CF Industries, Inc.’s last day as a cooperative).  Those net operating loss carryforwards were generated from business conducted with CF Industries, Inc.’s pre-IPO owners while CF Industries, Inc. was a cooperative. We also entered into a net operating loss agreement, or NOL Agreement, on August 16, 2005 with CF Industries, Inc.’s pre-IPO owners relating to the future treatment of the net operating loss carryforwards. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.’s net operating loss carryforwards can be used after CF Industries, Inc. is no longer a cooperative, we will pay CF Industries, Inc.'s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved. See our discussion and analysis of financial condition and results of operations and ‘‘Certain relationships and related party transactions—Initial public offering—Net operating loss carryforwards’’ in our registration statement on Form S-1 as filed August 8, 2005 for additional discussion of our NOL Agreement.

We use our Forward Pricing Program (FPP) to reduce margin risk created by the volatility of fertilizer prices and natural gas costs.  As customers place forward nitrogen fertilizer orders, we use derivative instruments, primarily futures and swaps, to fix the natural gas prices for product. These instruments are classified as cash flow hedges as defined in Statement of Financial Accounting Standards (SFAS) No. 133—Accounting for Derivatives and Hedging Activities, and are accounted for accordingly. The gains or losses on these hedges are deferred in other comprehensive income and are recognized in operations when the hedged item affects earnings. If any such hedges become ineffective, the gains or losses are recognized immediately in operations.  As a result of our decision to reduce operating rates at our Donaldsonville complex in favor of increased outside purchases of fertilizers, due to the recent run up in natural gas prices, we now expect to have correspondingly reduced requirements for natural gas in order to meet our FPP obligations to our customers. Consequently, during the third quarter of 2005, we terminated a portion of our original hedge positions prior to maturity, rendering them ineffective as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities.  A $14.1 million gain, the majority of which arose from the early termination of FPP-related natural gas positions, was recognized as a reduction of cost of sales in the third quarter of 2005.  See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q.

In connection with our initial public offering, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors. In the third quarter of 2005, we adopted SFAS No. 123R - Share-Based Payment, (SFAS 123R) which requires us to recognize in our statement of operations the grant date fair value of all share-based awards. As a result, total share-based compensation cost recognized for the quarter and the nine months ended September 30, 2005 was $1.9 million, of which $1.6 million was recorded as selling, general and administrative expenses and $.3 million was recorded as cost of sales. We expect the annual total compensation cost for share-based awards existing as of September 30, 2005 to approximate $4 million and $7 million in 2005 and 2006, respectively. We did not have share-based awards prior to our initial public offering. See the “Critical Accounting Policies and Estimates” section later in this discussion and analysis for additional information on share-based awards.

Results of Operations

The following table presents our consolidated results of operations:

	Quarter ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net sales	$326,694	$359,430	$1,172,059	$1,445,415
Cost of sales	282,781	303,400	1,027,254	1,238,475

Gross margin	43,913	56,030	144,805	206,940

Selling, general and administrative	9,864	17,715	30,166	42,985
Other operating—net	1,721	3,135	6,756	6,026

Operating earnings	32,328	35,180	107,883	157,929

Interest expense	5,411	2,982	17,231	13,513
Interest income	(1,417)	(3,927)	(3,407)	(11,610)
Loss on extinguishment of debt	—	28,307	—	28,307
Minority interest	5,403	6,313	15,110	18,678
Other non-operating—net	(149)	(1,798)	(686)	(2,134)

Earnings before income taxes	23,080	3,303	79,635	111,175

Income tax provision	8,764	94,672	30,241	137,429
Equity in earnings (loss) of unconsolidated subsidiaries	(14)	(19)	223	16

Net earnings (loss)	$14,302	$(91,388)	$49,617	$(26,238)

Pro forma Earnings (Loss) Per Share (1)

Basic and diluted net earnings (loss) per share	$0.26	$(1.66)	$0.90	$(0.48)

Basic and diluted weighted average shares outstanding	55,000	55,000	55,000	55,000

(1) Represents the pro forma basic and diluted earnings per share calculations as if the weighted average number of shares issued in the initial public offering were outstanding as of December 31, 2003.  See Note 4 of our unaudited consolidated financial statements in this Form 10-Q for further information regarding pro forma earnings (loss) per share.

Segment Review

Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Quarter ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except percentage and price per unit amounts)
Net sales	$257,326	$258,324	$913,448	$1,111,574
Cost of sales	215,937	213,319	785,272	932,224
Gross margin	$41,389	$45,005	$128,176	$179,350

Gross margin percentage	16.1%	17.4%	14.0%	16.1%
Tons of product sold	1,404	1,176	4,871	4,957
Sales volumes by product
Ammonia	177	145	1,018	1,032
Urea	615	549	1,859	1,977
UAN	602	474	1,941	1,905
Other nitrogen fertilizers	10	8	53	43
Average selling price per ton by product
Ammonia	$259	$303	$273	$309
Urea	206	251	199	244
UAN	139	160	135	161
Cost of natural gas (per mmBTU)
Donaldsonville facility	$5.77	$7.17	$5.43	$6.97
Medicine Hat facility	4.93	7.25	4.99	6.29
Average daily market price of natural gas (per mmBTU)
Henry Hub (Louisiana)	$5.45	$9.72	$5.72	$7.69
AECO (Alberta)	4.75	7.73	4.92	6.42

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Quarter ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands, except percentage and price per unit amounts)
Net sales	$69,368	$101,106	$258,611	$333,841
Cost of sales	66,844	90,081	241,982	306,251
Gross margin	$2,524	$11,025	$16,629	$27,590

Gross margin percentage	3.6%	10.9%	6.4%	8.3%
Tons of product sold	354	460	1,338	1,563
Sales volumes by product
DAP	267	353	1,077	1,243
MAP	87	107	261	320
Domestic vs export sales of DAP/MAP
Domestic	187	315	821	1,032
Export	167	145	517	531
Average selling price per ton by product
DAP	$195	$219	$192	$212
MAP	198	223	200	219

Third Quarter of 2005 Compared to the Third Quarter of 2004

Consolidated Operating Results

Our operating results for the third quarter of 2005 reflected the completion of our initial public offering of common stock as well as the repayment of our term notes.  During the third quarter of 2005, the nitrogen fertilizer industry benefited from tight global supply conditions, while the phosphate fertilizer industry continued to show improvement due primarily to strong export demand. Our total gross margin increased by approximately $12.1 million, or 28%, from $43.9 million for the third quarter of 2004 to $56.0 million for the same period in 2005 due largely to improved market conditions and increased sales volume for phosphate fertilizers. The net loss of $91.4 million for the third quarter of 2005 included a $99.9 million non-cash charge to “Income tax provision” to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a $14.1 million gain associated with the early termination of certain natural gas hedge positions and a $6.1 million refund of Canadian income taxes.

Net Sales

Our net sales increased 10% to $359.4 million in the third quarter of 2005 compared to $326.7 million in the third quarter of 2004, due to higher average selling prices partially offset by a decrease in sales volume. Nitrogen fertilizer prices for the third quarter of 2005 averaged 20% higher than the prices for similar products in the comparable period of 2004 reflecting strong demand and tight supply. Phosphate fertilizer prices in the third quarter of 2005 were 12% higher than corresponding prices in the third quarter of 2004, resulting primarily from strong international demand. Our total sales volume decreased 7% to 1.6 million tons in the third quarter of 2005 versus 1.8 million tons in the third quarter of 2004 as lower nitrogen fertilizer sales volume was partially offset by increased phosphate fertilizer sales volume. Nitrogen fertilizer sales volume decreased 16% to 1.2 million tons in the third quarter of 2005 compared to 1.4 million tons in the comparable period of 2004 due primarily to lower inventory levels at June 30, 2005, resulting from strong spring sales, scheduled plant turnarounds and the impact of Hurricanes Katrina and Rita. Our total level of phosphate fertilizer sales of 460,000 tons in the third quarter of 2005 increased by 30% compared to the same period of 2004, primarily due to increased sales to domestic customers.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $181 per ton in the third quarter of 2005 compared to $154 per ton in the third quarter of 2004, an increase of 18%, primarily due to higher natural gas prices. The impact of higher natural gas prices in the current period was partially offset by a $14.1 million gain, associated with the early termination of certain natural gas hedge positions coupled with reduced plant operations. Phosphate fertilizer cost of sales averaged $196 per ton in the third quarter of 2005 compared to $189 per ton in the third quarter of the prior year, an increase of 4%, mainly due to higher phosphate rock and ammonia costs.

During the third quarter of 2005, we sold approximately 1 million tons of fertilizer under our forward pricing program, representing approximately 63% of our total fertilizer sales volume for the quarter. In the comparable period of 2004, we sold approximately 700,000 tons of fertilizer under this program, representing approximately 40% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 80% to $17.7 million in the third quarter of 2005 compared to $9.9 million in the comparable period of 2004. The increase in the third quarter of 2005 was largely due to increased administrative expenses related to the completion of our public offering, performance-based management incentive compensation (including expenses associated with the termination of our long-term incentive plan upon completion of our initial public offering), and compensation expense associated with our share-based awards.

Other Operating—Net

Other operating—net increased from $1.7 million in the third quarter of 2004 to $3.1 million in the same period of 2005. The $1.4 million increase was largely due to a $2.1 million adjustment in the third quarter of 2005 to Bartow phosphogypsum stack asset retirement costs as a result of revised engineering estimates. In the third quarter of 2004, Bartow water treatment costs were expensed as incurred, whereas water treatment costs incurred in the comparable period of 2005 were charged against an asset retirement obligation, which was recorded in the fourth fiscal quarter of 2004. For a detailed explanation of the accounting for water treatment costs at Bartow, please refer to Note 7 to our audited consolidated financial statements included in our registration statement on Form S-1 as filed August 8, 2005.

Interest—Net

Interest-net swung from a net expense of $4.0 million in the third quarter of 2004 to $1.0 million of net interest income in the third quarter of 2005. Interest expense decreased 45% from $5.4 million in the third quarter of 2004 to $3.0 million in the comparable period of 2005, primarily due to lower average debt outstanding in the third quarter of 2005 resulting from scheduled payments as well as the repayment of our term notes. Interest income more than doubled from $1.4 million in the third quarter of 2004 to $3.9 million in the third quarter of 2005 primarily due to higher average rates of return.

Loss on Extinguishment of Debt

The $28.3 million loss on extinguishment of debt incurred in the third quarter of 2005 consists of a $26.4 million penalty associated with the prepayment of our term notes and the write-off of $1.9 million of unamortized financing fees related to our long-term debt and previous senior secured revolving credit facility.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the third quarter of 2005 was due to improved CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers.

Other Non-operating—Net

Other non-operating—net increased from $149,000 of income in the third quarter of 2004 to $1.8 million of income in the same period of 2005 primarily due to the gains realized on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

Income Taxes

Our income tax provision of $94.7 million for the third quarter of 2005 included a non-cash charge of $99.9 million as discussed more fully in the paragraph below, a $6.1 million refund of Canadian income taxes received in the third quarter of 2005, income tax expense of $1.8 million on earnings for the quarter and a tax benefit of $0.9 million for adjustments for prior years’ tax returns.  The income tax provision on earnings for the quarter was recorded based on our estimated annual effective tax rate, which is based on applicable federal, foreign and state statutory rates. Our effective tax rate (excluding the $99.9 million non-cash charge, the $6.1 million Canadian tax refund and the $0.9 million for adjustments for prior years’ tax returns) increased from 38% for the third quarter of 2004 to 54% in the comparable period in 2005. The increase was primarily due to the “catch-up” impact on the third quarter of 2005 of adjusting our estimated annual effective tax rate upward. Excluding the impact of the discrete items, our income tax provision for the third quarter of 2005 was $1.8 million compared to $8.7 million for the comparable period in 2004, primarily due to lower earnings before income taxes.

As of December 31, 2004, CF Industries, Inc. had total net operating loss carryforwards of $311.3 million. A gross deferred tax asset of $124.3 million related to these net operating loss carryforwards is included on our December 31, 2004 balance sheet. Upon the completion of our initial public offering and the related reorganization transaction on August 16, 2005, CF Industries, Inc. ceased to be a cooperative. During the third quarter of 2005, we recorded a non-cash charge of $99.9 million to the caption ‘‘Income tax provision’’ to establish a 100% valuation allowance for the gross deferred tax asset remaining at the date CF Industries, Inc. ceased to be a cooperative. That gross deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated from business conducted with CF Industries, Inc.’s pre-IPO owners when CF Industries, Inc. was a cooperative for tax purposes. The valuation allowance was required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset would be realizable after CF Industries, Inc. ceased to be a cooperative for tax purposes. The valuation allowance was 100% of the gross deferred tax asset related to the net operating loss carryforwards remaining as of CF Industries, Inc.’s last day as a cooperative.

Nitrogen Fertilizer Business

Net Sales.    Nitrogen fertilizer net sales of $258.3 million in the third quarter of 2005 approximated the level in the third quarter of 2004, as higher average selling prices were offset by a decrease in sales volume.  Ammonia, urea and UAN sales prices increased by 17%, 22% and 15%, respectively, in the third quarter of 2005 compared to the same period of the prior year. The increase in ammonia prices in the third quarter of 2005 was due to strong U.S. demand and tight supply conditions in midwestern U.S. markets. Urea prices increased in the third quarter of 2005 due to a tight world market caused by plant outages abroad and the impact of increased buying related to demand that had been deferred from previous periods. An improved overall nitrogen market combined with tight supplies supported higher UAN selling prices in the third quarter of 2005. Nitrogen fertilizer sales volume decreased 16% to 1.2 million tons in the third quarter of 2005 compared to 1.4 million tons in the comparable period of 2004 due principally to lower ammonia and urea inventories at June 30, 2005, resulting from very strong spring sales, two scheduled UAN plant turnarounds in the third quarter of 2005, and production and shipping disruptions caused by the two hurricanes. Overall nitrogen fertilizer sales volume to unaffiliated (non pre-IPO owners of CF Industries, Inc.) customers was 38% of total nitrogen fertilizer sales volume for the third quarter of 2005 and 46% for the same quarter in 2004.

Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $181 per ton in the third quarter 2005 compared to $154 per ton in the third quarter 2004, an increase of 18%, largely due to higher natural gas prices and higher purchased product costs, partially offset by the favorable impact of the early termination of certain natural gas hedge positions associated with our forward pricing program. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 31% in the third quarter of 2005 versus the cost in the comparable period of 2004 due to continued tight market conditions for natural gas and the impact of Hurricanes Katrina and Rita. Purchased product costs were approximately $3.6 million higher in the third quarter of 2005 than in the third quarter of 2004, due to the overall increase in nitrogen fertilizer prices previously discussed as well as additional quantities purchased. As a result of our decision to reduce operating rates at our Donaldsonville complex in favor of increased outside purchases of fertilizers, due to the recent run up in natural gas prices, we now expect to have correspondingly reduced requirements for natural gas in order to meet our FPP obligations to our customers. Consequently, during the third quarter of 2005, we terminated a portion of our original hedge positions prior to maturity, rendering them ineffective as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. A $14.1 million gain, the majority of which arose from the early termination of FPP-related natural gas positions, was recognized as a reduction of cost of sales in the third quarter of 2005. See the “Overview” section of this discussion and analysis for additional information about these hedge positions.

During the third quarter of 2005, we sold approximately 797,000 tons of nitrogen fertilizers under our forward pricing program, representing approximately 68% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2004, we sold approximately 693,000 tons of nitrogen fertilizers under this program, representing approximately 49% of our nitrogen fertilizer sales volume for the period.

Phosphate Fertilizer Business

Net Sales.    Phosphate fertilizer net sales increased 46% to $101.1 million in the third quarter of 2005 compared to $69.4 million in the third quarter of 2004, due to a combination of increased sales volume and higher average selling prices. Our total level of phosphate fertilizer sales of 460,000 tons in the third quarter of 2005 represented an increase of 30% compared to the same period of 2004. Within our total phosphate fertilizer sales, sales of DAP/MAP to domestic customers increased by 68%, totaling 315,000 tons in the third quarter of 2005 compared to 187,000 tons in the third quarter of 2004. The increase in sales of DAP/MAP to domestic customers is primarily due to an increase in sales to multi-year supply contract customers. Average phosphate fertilizer prices in the third quarter of 2005 increased by 12% compared to prices in the third quarter of 2004, due largely to strong international phosphate fertilizer demand.

Cost of Sales.    Phosphate cost of sales averaged $196 per ton in the third quarter of 2005 compared to $189 per ton in the third quarter of 2004. The 4% increase was mainly due to higher phosphate rock costs and higher ammonia costs, partially offset by the impact of lower fixed costs per ton of production. Phosphate rock costs increased in the third quarter of 2005 compared to the third quarter of 2004 due primarily to increased costs resulting from less favorable mining conditions in the first six months of 2005. Ammonia prices increased by 3% in the third quarter of 2005 compared to the third quarter of 2004, reflecting stronger global market conditions in the third quarter of 2005. Fixed costs per ton of production were higher in the third quarter of 2004 primarily due to lower production levels resulting from scheduled plant turnarounds in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Consolidated Operating Results

For the nine months ended September 30, 2005, the nitrogen fertilizer industry benefited from tight global supply conditions, while the domestic phosphate fertilizer industry continued to show improvement due primarily to strong export demand earlier in the year and stronger domestic demand in the most recent quarter. Our total gross margin increased by approximately $62.1 million, or 43%, from $144.8 million for the nine months ended September 30, 2004 to $206.9 million for the nine months ended September 30, 2005 due largely to improved market conditions and increased sales volume for phosphate fertilizers. The net loss of $26.2 million for the nine months ended September 30, 2005 included a $99.9 million non-cash charge to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a $14.6 million gain associated with the early termination of certain natural gas hedge positions and a $6.1 million refund of Canadian income taxes.

Net Sales

Our net sales increased 23% to $1.4 billion in the nine months ended September 30, 2005 compared to $1.2 billion in the nine months ended September 30, 2004, due to higher average selling prices and an increase in phosphate sales volumes. Nitrogen fertilizer prices for the nine months ended September 30, 2005 averaged 19% higher than the prices for similar products in the comparable period of 2004 reflecting strong demand and tight supply. Phosphate fertilizer prices in the nine months ended September 30, 2005 were 11% higher than corresponding prices in the nine months ended September 30, 2004, resulting primarily from strong international demand. Our total sales volume increased 5% to 6.5 million tons in the nine months ended September 30, 2005 versus 6.2 million tons in the nine months ended September 30, 2004, primarily due to increased market penetration for phosphate fertilizer products.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $188 per ton in the nine months ended September 30, 2005 compared to $161 per ton in the nine months ended September 30, 2004, an increase of 17%, primarily due to higher natural gas prices. Phosphate fertilizer cost of sales averaged $196 per ton in the nine months ended September 30, 2005 compared to $181 per ton in the comparable period of the prior year, an increase of 8%, mainly due to higher phosphate rock and ammonia costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 43% to $43.0 million in the nine months ended September 30, 2005 compared to $30.2 million in the comparable period of 2004. The increase in the nine months ended September 30, 2005 was largely due to increased administrative expenses related to completion of our public offering, performance-based management incentive compensation (including expenses associated with the termination of our long-term incentive plan upon completion of our initial public offering), compensation expense associated with our stock-based awards and initial expenses associated with our investment opportunity in the Republic of Trinidad and Tobago. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our registration statement on Form S-1 as filed August 8, 2005 for additional information on our investment opportunity in the Republic of Trinidad and Tobago.

Other Operating—Net

Other operating—net decreased 11% from $6.8 million in the nine months ended September 30, 2004 to $6.0 million in the nine months end September 30, 2005. A decrease in recurring Bartow water treatment expense in the first nine months of 2005 was partially offset by a $2.1 million adjustment to Bartow phosphogypsum stack asset retirement costs as a result of revised engineering estimates. The decrease in recurring Bartow water treatment expense was due to the fact that, in the nine months ended September 30, 2004, Bartow water treatment costs were expensed as incurred, whereas water treatment costs incurred in the comparable period of 2005 were charged against an asset retirement obligation, which was recorded in the fourth fiscal quarter of 2004. For a detailed explanation of the accounting for water treatment costs at Bartow, please refer to Note 7 to our audited consolidated financial statements included in our registration statement on

Form S-1 as filed on August 8, 2005.

Interest—Net

Net interest expense decreased 86% from $13.8 million in the nine months ended September 30, 2004 to $1.9 million in the nine months ended September 30, 2005. Interest expense decreased 22% from $17.2 million in the nine months ended September 30, 2004 to $13.5 million in the comparable period of 2005 primarily due to lower debt outstanding in the nine months ended September 30, 2005. The decrease in debt outstanding for the nine months ended September 30, 2005 was due to scheduled principal payments as well as the repayment of our term notes. Interest income more than tripled from $3.4 million in the nine months ended September 30, 2004 to $11.6 million in the nine months ended September 30, 2005 as a result of higher average balances of invested cash and, to a lesser extent, higher average rates of return.

Loss on Extinguishment of Debt

The $28.3 million loss on extinguishment of debt for the first nine months of 2005 consists of a $26.4 million penalty associated with the prepayment of our term notes and the write-off of $1.9 million of unamortized financing fees related to our long term debt and previous senior secured revolving credit facility.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the first nine months of 2005 was due to improved CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers.

Other Non-operating—Net

Other non-operating—net increased from $686,000 of income in the nine months ended September 30, 2004 to $2.1 million of income in the same period of 2005 primarily due to the gains realized in 2005 on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

Income Taxes

Our income tax provision in the nine months ended September 30, 2005, included a non-cash charge of $99.9 million recorded in the third quarter of 2005, as previously discussed, a $6.1 million refund of Canadian income taxes received in the third quarter of 2005 as well as a provision for income taxes on year-to-date earnings.  The provision on year-to-date earnings was recorded based on our estimated annual effective tax rate, which is based on applicable federal, foreign and state statutory rates. Our effective tax rate (exclusive of the $99.9 million non-cash charge and the $6.1 million refund of Canadian income taxes) increased from 38% in the nine months ended September 30, 2004 to 39% in the nine months ended September 30, 2005 primarily due to the tax effect of expenses associated with our initial public offering that are not deductible for income tax purposes. Excluding the impact of the discrete items, our income tax provision for the nine months ended September 30, 2004 was $30.2 million compared to $43.6 million for the comparable period in 2005, primarily due to improved operating results.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries decreased from $223,000 in the nine months ended September 30, 2004 to $16,000 in the nine months ended September 30, 2005, due to lower operating results of our CF Martin Sulphur joint venture through July 15, 2005 (the date we sold our investment in our CF Martin Sulphur joint venture).

Nitrogen Fertilizer Business

Net Sales.    Nitrogen fertilizer net sales increased 22% to $1.1 billion in the nine months ended September 30, 2005 compared to $913.4 million in the nine months ended September 30, 2004, primarily due to higher average selling prices. Ammonia, urea and UAN sales prices increased by 13%, 23% and 19%, respectively, in the nine months ended September 30, 2005 compared to the same period of the prior year. The increase in ammonia prices in the nine months ended September 30, 2005 was due to strong U.S. demand and tight supply conditions in midwestern U.S. markets. Urea prices increased in the nine months ended September 30, 2005 due to a tight world market caused by plant outages abroad and the impact of increased buying related to demand that had been deferred from previous periods. An improved overall nitrogen market combined with tight supplies supported higher UAN selling prices in the nine months ended September 30, 2005. Nitrogen fertilizer sales volume of 5.0 million tons in the nine months ended September 30, 2005 approximated the level sold in the comparable period of 2004. Although ammonia and UAN sales volumes were comparable to the prior period, urea sales volume increased 6% in the nine months ended September 30, 2005 over the prior year’s period.  The increase in urea sales volume was largely due to continued strong industry conditions and increased market penetration. Overall nitrogen fertilizer sales volume to unaffiliated customers was between 38% and 39% of total nitrogen fertilizer sales volume in both of the nine month periods ended September 30, 2004 and September 30, 2005.

Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $188 per ton in the nine months ended September 30, 2005 compared to $161 per ton in the nine months ended September 30, 2004, an increase of 17%, largely due to higher natural gas prices and higher purchased product costs, partially offset by the impact of closing out certain natural gas hedge positions associated with our forward pricing program. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 28% in the nine months ended September 30, 2005 versus the cost in the comparable period of 2004, mainly due to continued tight market conditions for natural gas. Purchased product costs were approximately $16.5 million higher in the nine months ended September 30, 2005 than in the nine months ended September 30, 2004, due to the overall increase in nitrogen fertilizer prices previously discussed as well as additional quantities purchased. As a result of our decision to reduce operating rates at our Donaldsonville complex in favor of increased outside purchases of fertilizers, due to the recent run up in natural gas prices, we now expect to have correspondingly reduced requirements for natural gas in order to meet our FPP obligations to our customers. Consequently, during the third quarter of 2005, we terminated a portion of our original hedge positions prior to maturity, rendering them ineffective as defined in SFAS No. 133.  A $14.6 million gain, the majority of which arose from the early termination of FPP-related natural gas positions, was recognized as a reduction of cost of sales in the nine months ended September 30, 2005. See the “Overview” section of this discussion and analysis for additional information about these hedge positions.

During the nine months ended September 30, 2005, we sold approximately 3.4 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 68% of our nitrogen fertilizer sales volume for the nine month period. In the comparable period of 2004, we sold approximately 2.3 million tons of nitrogen fertilizers under this program, representing approximately 48% of our nitrogen fertilizer sales volume for the period.

Phosphate Fertilizer Business

Net Sales.    Phosphate fertilizer net sales increased 29% to $333.8 million in the nine months ended

September 30, 2005 compared to $258.6 million in the nine months ended September 30, 2004, due to a combination of increased sales volume and higher average selling prices. Our total level of phosphate fertilizer sales of 1.6 million tons in the nine months ended September 30, 2005 represented an increase of 17% compared to the same period of 2004. Within our total phosphate fertilizer sales, sales of DAP/MAP to unaffiliated domestic customers increased by 149%, totaling 281,000 tons in the nine months ended September 30, 2005 compared to 113,000 tons in the nine months ended September 30, 2004. The increase in sales to unaffiliated domestic customers in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is due to increased market penetration. Our phosphate fertilizer sales volume to unaffiliated customers increased from 47% of total phosphate fertilizer sales volume in the nine months ended September 30, 2004 to 52% of total phosphate fertilizer sales volume in the nine months ended September 30, 2005. Average phosphate fertilizer prices in the nine months ended September 30, 2005 increased by 11% compared to prices in the nine months ended September 30, 2004, due largely to strong international phosphate fertilizer demand.

Cost of Sales.    Phosphate cost of sales averaged $196 per ton in the nine months ended September 30, 2005 compared to $181 per ton in the nine months ended September 30, 2004. The 8% increase was mainly due to higher phosphate rock costs and higher ammonia costs. Phosphate rock costs increased by 18% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to increased costs resulting from less favorable mining conditions over the first six months of 2005. Ammonia prices increased by 9% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, reflecting stronger global market conditions mainly in the second and third quarters of 2005.

Liquidity and Capital Resources

The primary sources of cash for working capital, capital expenditures and acquisitions are operating cash flow and our senior secured revolving credit facility. Our primary uses of cash are operating costs, working capital needs, debt service requirements, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business.

Cash Balance and Other Liquidity

As of September 30, 2005, we had cash and cash equivalents of $40.4 million, short-term investments of $277.1 million and a $183.4 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2004, the comparable amounts were $50.0 million, $369.3 million and $211.5 million, respectively. Short-term investments consist of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of September 30, 2005 and December 31, 2004, we had $186 million and $120 million available, respectively, under our revolving credit facilities.

Debt

As of September 30, 2005, we had no long-term debt, compared to $254.8 million of long-term debt, including current maturities, as of December 31, 2004. Notes payable, representing amounts owed to the CFL minority interest holder with respect to advances, were $4.2 million as of September 30, 2005 compared to $4.1 million as of December 31, 2004. There were no outstanding borrowings under our $140 million senior secured revolving credit facility as of December 31, 2004.

On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million senior secured revolving credit facility. The senior secured revolving credit facility bears interest at a variable rate and is available through August 16, 2010. This facility is secured by working capital, certain equipment and the Donaldsonville nitrogen fertilizer complex. Borrowing at any time is limited to the lesser of $250 million or the available collateral as defined in our credit facility. As of September 30, 2005, there were no loans or letters of credit outstanding under this credit facility. There was $186 million of available credit under the senior secured revolving credit facility as of September 30, 2005.

On August 17, 2005, we repaid in full $235.6 million of our term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments.

Other Liquidity Requirements

We expect to spend approximately $70 million to $80 million on capital expenditures in each of 2005 and 2006. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our registration statement on Form S-1 as filed August 8, 2005 for additional information on capital spending.

We will pay cash dividends of $1.1 million on outstanding common stock during the fourth quarter of 2005. This amount represents an annual rate equal to approximately 0.5% of $16 per share (the price per share in our initial public offering). We expect to pay quarterly dividends at such a rate going forward. Under certain conditions, our new $250 million senior secured revolving credit facility limits our ability to pay dividends.

We also expect to fund contributions to our U.S. and Canadian pension plans totaling approximately $8 million, primarily in the fourth quarter of 2005.

Forward Pricing Program

We offer a forward pricing program (FPP) to our customers under which product may be ordered for future delivery, with a substantial portion of the sales price being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. During the third quarter of 2005, we sold approximately 797,000 tons of nitrogen fertilizer, representing approximately 68% of our nitrogen fertilizer sales volume, and approximately 229,000 tons of phosphate fertilizer, representing approximately 50% of our phosphate fertilizer sales volume, under the FPP.  During the nine months ended September 30, 2005, we sold approximately 3.4 million tons of nitrogen fertilizer, representing approximately 68% of our nitrogen fertilizer sales volume, and approximately 541,000 tons of phosphate fertilizer, representing approximately 35% of our phosphate fertilizer sales volume, under the FPP. As of December 31, 2004 and September 30, 2005, we had approximately 1.9 million tons of product and 1.5 million tons of product, respectively, committed to be sold under this program. The majority of these amounts were scheduled to ship within 150 days of December 31, 2004 and September 30, 2005, respectively.

While customer advances were a significant source of liquidity in 2004 and the first nine months of 2005, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. Approximately 220,000 tons of the total volume committed to be sold under the FPP at September 30, 2005 was scheduled to be shipped in 2006. This level is approximately 673,000 tons below the amount committed to be sold as of September 30, 2004 that were scheduled to be shipped in 2005.  The lower level in 2005 reflects the uncertainty that exists in the fertilizer market and the hesitancy of our customers to make commitments in this volatile natural gas pricing environment.

Participation in the FPP is affected by market conditions and our customers’ expectations. There is no guarantee that we will transact the same percentage of our business under the FPP in the future. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Recently, Florida enacted legislation that requires mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. We will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities if and when we expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility may be provided by passage of a financial test. In the event we can not meet the financial test, we have the option to demonstrate financial responsibility with a cash deposit arrangement. See our registration statement on Form S-1 as filed August 8, 2005, for additional information on our financial assurance requirements.

Cash Flows

Operating Activities

Net cash generated from operating activities during the first nine months of 2005 was $222.4 million compared to $260.3 million in the same period in 2004. The $37.9 million decrease in cash provided by operating activities for the nine months ended September 30, 2005, was primarily due to a $105.0 million increase in cash used to fund working capital, partially offset by a $50.0 million increase in operating earnings.  Net changes in working capital consumed $8.4 million of cash in the first nine months of 2005 compared to $96.6 million of cash generated by working capital in the comparable period of 2004. During the first nine months of 2005, accounts receivable increased by $14.2 million and customer advances decreased by $28.2 million, resulting in a net use of cash of $42.4 million, which was partially offset by an $18.6 million decrease in margin deposits and an $18.1 million decrease in inventories. The decrease in customer advances was primarily due to lower levels of forward sales on order as of September 30, 2005 as compared to December 31, 2004. The decrease in margin deposits was primarily due to lower margin requirements. The decreased inventories were due to reduced quantities held at September 30, 2005, somewhat offset by higher per unit costs. The $96.6 million of cash generated by changes in working capital for the nine months ended September 30, 2004 was primarily due to an $88.6 million increase in customer advances and a $43.2 million decrease in accounts receivable partially offset by a $32.2 million increase in inventories. The increase in customer advances during the nine months ended September 30, 2004 was due primarily to higher levels of forward sales on order as of September 30, 2004 as compared to December 31, 2003.

Investing Activities

Net cash used in investing activities was $250.6 million for the first nine months of 2004 compared to $57.0 million of cash provided by investing activities for the first nine months of 2005. The $307.6 million swing in cash provided by investing activities was primarily due to short-term investments activity. Net sales of short-term investments were $92.2 million during the nine months ended September 30, 2005 as compared to $225.8 million of net purchases during the same period of the prior year. The level of short-term investments, generally auction rate securities which we liquidate over periods ranging from three to twelve months, is dictated by our current cash position and estimated future requirements. The increase in additions to property, plant and equipment-net in 2005 was due primarily to a $19.6 million increase in plant turnaround costs incurred during the first nine months of 2005 as compared to the first nine months of 2004.  The $18.6 million of proceeds from sale of investment represents the cash realized from the July 15, 2005 sale of our interest in our CF Martin Sulphur joint venture to our joint venture partner, an affiliate of Martin Resource Management.

Financing Activities

The $270.3 million increase in cash used in financing activities in the nine months ended September 30, 2005 over the comparable period of 2004 was primarily due the repayment of $235.6 million of our term debt and the associated prepayment penalty of $26.4 million as previously discussed. We had no outstanding borrowings under our revolving credit facilities at the end of the third quarter of either 2005 or of 2004. The $715.4 million of proceeds from the issuance of common stock and the corresponding exchange of stock represent the proceeds from our initial public offering completed in the third quarter of 2005 and the subsequent payments to CF Industries, Inc.’s pre-IPO owners. See the “Overview” section of this discussion and analysis for additional information about our initial public offering.

Obligations

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2005:

	Payments Due by Period
	Last quarter of 2005	2006	2007	2008	2009	After 2009	Total
	(in thousands)
Contractual Obligations
Debt
Long-term debt (1)	$—	$—	$—	$—	$—	$—	$—
Notes payable (2)	—	—	—	—	4,234	—	4,234
Interest payments on long-term debt and notes payable (1)	50	200	200	200	200	—	850

Other Obligations
Operating leases	3,034	9,032	5,283	2,141	783	305	20,578
Equipment purchases and plant improvements	4,335	2,798	64	—	—	—	7,197
Purchase obligations (3)(4)(5)	150,720	282,879	73,500	35,100	35,100	35,100	612,399
Total	$158,139	$294,909	$79,047	$37,441	$40,317	$35,405	$645,258

(1)           Based on debt balances and interest rates as of September 30, 2005. All our long-term debt was repaid on August 17, 2005.  See the “Overview” section of this discussion and analysis for further information on the transaction.

(2)           Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)           Includes minimum commitments to purchase ammonia, urea and UAN for resale in our markets and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. Amounts set forth above are based on spot prices as of September 30, 2005 and actual prices may differ.

(4)           Liquid markets exist for the possible resale of ammonia, urea and UAN purchased for resale in our markets and ammonia and sulfur purchased for use in phosphate fertilizer production under the majority of these commitments, but gains or losses could be incurred on resale.

(5)           Purchase obligations do not include any amounts related to our commitments to purchase natural gas at prevailing spot prices nor our financial hedges associated with natural gas purchases.

Other Long-Term Obligations

Our other liabilities in our balance sheet included balances related to asset retirement obligations.  As of September 30, 2005 asset retirement obligations totaled $50.4 million as compared to $52.7 million as of December 31, 2004. The asset retirement obligations as of September 30, 2005 included the impact of the $2.1 million adjustment to Bartow phosphogypsum stack asset retirement costs as discussed more fully in other operating-net in “Results of Operations Third Quarter of 2005 Compared to the Third Quarter of 2004” in this discussion and analysis.  As of September 30, 2005, the cash flows required to settle the asset retirement obligations in 2006 are expected to be $7.9 million. See Note 7 to our audited consolidated financial statements in our registration statement on Form S-1 as filed August 8, 2005, for further discussion of asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We describe our significant accounting policies and estimates in Note 1 to our audited consolidated financial statements included in our registration statement on Form S-1 as filed on August 8, 2005.  We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our registration statement on Form S-1 as filed on August 8, 2005.

Prior to completion of our initial public offering of common stock, our Board of Directors adopted The CF Industries Holdings, Inc. Equity and Incentive Plan (the plan). In connection with our initial public offering, we granted nonqualified stock options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors. In the third quarter of 2005, we adopted SFAS No. 123R - Share-Based Payment, (SFAS 123R) which requires us to recognize in our statement of operations the grant date fair value of all share-based awards. We did not have share-based awards prior to our initial public offering.

The fair value of options granted is estimated on the date of the grant using the Black-Scholes option valuation model. We accrue cost on the straight line method. As a result, total compensation cost recognized for the quarter and the nine months ended September 30, 2005 was $1.1 million, net of taxes of $736,000; and the net effect on both basic and diluted earnings per share was $0.02.  As of September 30, 2005, there was approximately $16.9 million and $371,000 of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over 2.9 and 0.6 years, respectively.

See Notes 2 and 13 in our unaudited consolidated financial statements for further discussion of share-based payments.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in our registration statement on Form S-1 as filed August 8, 2005. As stated in such filing, such factors include, among others:

•     the relatively expensive and volatile cost of North American natural gas;

•     the cyclical nature of our business;

•     the nature of our products as global commodities;

•     intense global competition in the consolidating markets in which we operate;

•     conditions in the U.S. agricultural industry;

•     weather conditions;

•     our inability to accurately predict seasonal demand for our products;

•     the concentration of our sales to CF Industries, Inc.’s pre-IPO owners and other large customers;

•     the impact of changing market conditions on our forward pricing program;

•     the significant risks and hazards involved in fertilizer manufacturing;

•     unanticipated consequences related to future expansion of our business;

•     our inability to expand our business, including due to the significant resources that could be required;

•     potential liabilities and expenditures related to environmental and health and safety laws and regulations;

•     our inability to obtain or maintain required permits and governmental approvals;

•     acts of terrorism;

•     difficulties in securing the raw materials we use; and

•     changes in global fertilizer supply and demand.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity prices. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures About Market Risk in our registration statement on Form S-1 as filed with the SEC on August 8, 2005 for additional information on market risk.

Interest Rate Fluctuations

As of December 31, 2004, we had floating interest rate loans which totaled $25.1 million.  As of September 30, 2005, we had notes payable of approximately $4 million that had a floating interest rate.  A 100 basis point change in interest rates on our notes payable would result in a $40,000 change in pretax income on an annual basis.  On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million senior secured revolving credit facility. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility.  As of September 30, 2005, there were no loans outstanding under this credit facility.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. As of December 31, 2004, we hedged approximately 24.8 million mmBTUs of natural gas, most of which related to sales contracted to be sold through our forward pricing program as of December 31, 2004. As of September 30, 2005, we hedged approximately 10.4 million mmBTUs of natural gas, most of which related to sales contracted to be sold through our forward pricing program as of September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.     Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Pursuant to our review of internal controls following an unauthorized trading incident in which we lost approximately $700,000, we implemented additional control procedures in our natural gas purchasing function in order to provide greater assurance that all purchasing activities will be conducted in compliance with Company policies.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation

From time to time we are subject to ordinary, routine legal proceedings related to the usual conduct of our business. We are also involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities.  Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Environmental

In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility’s compliance with the Resource Conservation and Recovery Act (RCRA), the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. This inspection was undertaken as a part of a broad enforcement initiative commenced by the EPA to evaluate whether mineral processing and mining facilities, including, in particular, all wet process phosphoric acid production facilities, are in compliance with RCRA, and the extent to which such facilities’ waste management practices have impacted the environment.

By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility’s reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility’s process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA’s regulatory authority under RCRA. If the EPA does not rescind this allegation and its position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of its water recirculating system, which does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. In order to obtain an order or judgment for civil penalties, the EPA will have to bring a civil or administrative enforcement proceeding against the Company. The EPA has not indicated when it intends to initiate an administrative or judicial enforcement proceeding against the Company, although based on conversations with the EPA, we do not believe that such proceedings are imminent.

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. It is our understanding that the EPA’s sampling results are consistent with the Company’s results, although we have not been provided with a report by the EPA with respect to its sampling.  Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that EPA intends to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid, and which we are currently closing. We may be required to undertake an investigation of environmental conditions at that facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On August 16, 2005, the Company completed its initial public offering of 47,437,500 shares of its common stock, par value $0.01 per share. In connection with the closing of the initial public offering, the Company consummated a reorganization transaction, in which CF Industries, Inc. became the Company’s wholly-owned subsidiary. Pursuant to the reorganization transaction, CHS Inc. and GROWMARK, Inc. received 2,150,396 and 5,412,103 shares, respectively, of the Company’s common stock in exchange for a portion of their outstanding equity interests in CF Industries, Inc. The issuance of these securities was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended. In connection with the reorganization transaction, CHS Inc. and GROWMARK, Inc. represented to the Company that they are accredited investors and that they acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to their share certificates.  The offer and sale of common stock to CHS, Inc. and GROWMARK, Inc. in connection with the reorganization transaction were made without general solicitation or advertising.

(b) On August 10, 2005, the Company commenced its initial public offering, which was consummated on August 16, 2005 with the sale of 47,437,500 shares of its common stock, par value $0.01 per share, including 6,187,500 shares of common stock sold pursuant to the exercise of the underwriters’ over-allotment option. Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. served as joint bookrunning lead managers in connection with the offering.

The shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-124949) filed with the Securities and Exchange Commission on May 16, 2005, as amended (the Registration Statement). The Securities and Exchange Commission declared the Registration Statement effective on August 10, 2005. The Registration Statement registered 47,437,500 shares of common stock at a maximum aggregate offering price of $806,437,500, all of which was sold to the public at a price of $16.00 per share.

The aggregate gross proceeds to the Company from the common shares were approximately $759 million. The net proceeds to the Company from the offering were approximately $715.4 million after deducting the underwriting discount of $43.6 million. The Company incurred approximately $5.2 million in other expenses related to the offering.  None of such payments were to directors, officers, ten percent stockholders or affiliates of the issuer.

On August 16, 2005, the Company used all of the net proceeds from the public offering, or approximately $715.4 million, to make payments to the eight former stockholders of CF Industries, Inc. in connection with the reorganization transaction in which CF Industries, Inc. became a wholly-owned subsidiary of the Company. In the reorganization transaction, these stockholders’ equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the offering and 7,562,499 shares of the Company’s common stock.

Prior to the completion of the Company’s initial public offering, the stockholders of CF Industries, Inc. each owned more than 5% of CF Industries, Inc.’s common stock and each nominated one person to serve on CF Industries, Inc.’s board of directors.

The following table shows the former stockholders of CF Industries, Inc. and the number of shares of the Company’s common stock issued and the cash payments made to them in the reorganization transaction.

	Shares Issued	Cash Payment
CHS Inc.	2,150,396	$140,380,590
GROWMARK, Inc.	5,412,103	122,421,792
Intermountain Farmers Association		2,012,445
La Coop fédérée		15,025,736
Land O’Lakes, Inc.		315,448,071
MFA Incorporated		39,508,394
Southern States Cooperative, Incorporated		46,289,510
Tennessee Farmers Cooperative		34,270,977
Total	7,562,499	$715,357,515

(c) None.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)

4.1

Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

4.2	Registration Rights Agreement, dated as of August 10, 2005, by and between CF Industries Holdings, Inc. and GROWMARK, Inc.

10.1

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)

10.2

CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.3

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.4

Form of Non-Employee Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.5

Form of Change in Control Severance Agreement with Officers (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.6

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005,
File No. 333-124949)

10.7	Change in Control Severance Agreement, dated as of August 11, 2005 between CF Industries Holdings, Inc. and David J. Pruett.

10.8	Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc.

10.9

Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2005,
File No. 001-32597)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.

Date: November 9, 2005
by: /s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2005
by: /s/ ERNEST THOMAS
Ernest Thomas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)

4.1

Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

4.2	Registration Rights Agreement, dated as of August 10, 2005, by and between CF Industries Holdings, Inc. and GROWMARK, Inc.

10.1

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)

10.2

CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.3

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.4

Form of Non-Employee Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.5

Form of Change in Control Severance Agreement with Officers (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

10.6

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005,
File No. 333-124949)

10.7	Change in Control Severance Agreement, dated as of August 11, 2005 between CF Industries Holdings, Inc. and David J. Pruett.

10.8	Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc.

10.9

Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2005,
File No. 001-32597)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.