Form 10-K
period 2005-12-31
CF Industries Holdings, Inc.
filed 2006-03-20
CIK 1324404

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 001-32597

CF INDUSTRIES HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Salem Lake Drive Long Grove, Illinois	60047
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (847) 438-9500
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐                   Accelerated filer ☐                    Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The registrant completed the initial public offering of its common stock on August 16, 2005. Accordingly, the registrant's common stock was not publicly traded on June 30, 2005.

        55,027,723 shares of the registrant's common stock, $0.01 par value per share, were outstanding at February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2006 annual meeting of stockholders (Proxy Statement), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 5, 2006, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

Part I

Item 1. Business.

  Our Company

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to "our pre-IPO owners" refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering which closed on August 16, 2005.

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate fertilizer business are diammonium phosphate (DAP) and monoammonium phosphate (MAP). For the twelve months ended June 30, 2004, the most recent period for which such information is available, we supplied approximately 22% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

        Our principal assets include:

  •
  the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

  •
  a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta, through Canadian Fertilizers Limited, or CFL);

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

        For the year ended December 31, 2005, we sold 6.4 million tons of nitrogen fertilizers and 2.0 million tons of phosphate fertilizers, generating net sales of $1.9 billion.

        Our principal executive offices are located outside of Chicago, Illinois, at One Salem Lake Drive, Long Grove, Illinois 60047. Our Internet website address is at www.cfindustries.com.

        We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines, Code of Corporate Conduct and charters for the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee of our Board of Directors are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon request. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Company History

        We were founded in 1946 as a fertilizer brokerage operation by a group of regional agricultural cooperatives seeking to pool their purchasing power. During the 1960s, we expanded our distribution capabilities and diversified into fertilizer manufacturing through the acquisition of several existing plants and facilities. During the 1970s and again during the 1990s, we expanded our production and distribution capabilities significantly, spending approximately $1 billion in each of these decades.

        Through the end of 2002, we operated as a traditional supply cooperative. Our focus was on providing our pre-IPO owners with an assured supply of fertilizer. Typically, over 80% of our annual sales volume was to our pre-IPO owners. Though important, financial performance was subordinate to our mandated supply objective.

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of our new business model is a more economically driven approach to the marketplace. We now pursue markets and customers and make pricing decisions with a primary focus on enhancing our financial performance. One result of this new approach has been a shift in our customer mix. In 2005, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 40% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

        Concurrent with our new approach to the marketplace, we have been implementing other measures to improve the performance of our business. For example, we are focused on improving asset utilization, lowering our cost profile, and reducing our exposure to volatility in raw material and fertilizer prices. These measures, combined with our new approach to the marketplace and a leadership change in mid-2003, positioned us to capitalize on the improving industry conditions that began in the latter half of 2003.

        In August 2005, we completed our initial public offering of common stock and listing on the New York Stock Exchange. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with our initial public offering, we consummated a reorganization transaction whereby we ceased to be a cooperative. In the reorganization transaction, our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and 7,562,499 shares of our common stock. We did not retain any of the proceeds from the offering.

Operating Segments

        Our business is divided into two operating segments, the nitrogen fertilizer business and the phosphate fertilizer business.

Nitrogen Fertilizer Business

        We are one of the leading nitrogen fertilizer producers in North America. Our primary nitrogen fertilizer products are ammonia, urea and UAN. Our historical sales of nitrogen fertilizer products are shown in the table below. The sales shown do not reflect amounts used internally in the manufacture of other products (for example in 2005, we used about 2 million tons of ammonia in the production of urea and UAN).

	2005		2004		2003
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	1,382	$436.0	1,438	$399.5	1,475	$347.4
Urea	2,518	626.5	2,513	515.9	2,572	443.2
UAN	2,483	403.1	2,593	354.1	2,228	265.2
Other nitrogen fertilizers(1)	46	4.1	59	4.4	34	2.4

Total	6,429	$1,469.7	6,603	$1,273.9	6,309	$1,058.2

  (1)
  Other nitrogen fertilizer products include aqua ammonia.

        Gross margin for the nitrogen fertilizer business was $172.9 million, $193.8 million and $58.6 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

        Total assets for the nitrogen fertilizer business were $515.6 million, $539.0 million and $565.2 million as of December 31, 2005, 2004 and 2003, respectively.

        We operate world-scale nitrogen fertilizer production facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta, Canada. We own the Donaldsonville nitrogen fertilizer complex and have a 66% economic interest in CFL, a Canadian joint venture that owns the Medicine Hat nitrogen fertilizer complex. The combined production capacity of these two facilities represents approximately 17% of North American ammonia capacity, 30% of North American dry urea capacity and 18% of North American UAN capacity in 2005.

        The following table summarizes our nitrogen fertilizer production volume for the last three years at our facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta.

	2005	2004	2003
	(tons in thousands)
Ammonia(1)(2)	2,778	3,356	3,082
Granular urea(2)	2,065	2,322	2,378
UAN (28%)	2,256	2,640	2,276

  (1)
  Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

  (2)
  Includes total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Westco, our joint venture partner in Canadian Fertilizers Limited.

Donaldsonville Nitrogen Complex

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has four world-scale ammonia plants, four urea plants and two UAN plants. It has the capacity to produce annually approximately 2.3 million tons of ammonia (including amounts upgraded into urea and UAN), 2.6 million tons of liquid urea (including amounts upgraded into UAN) and 2.7 million tons of UAN (measured on a 28% nitrogen content basis). With UAN operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons per year if UAN production is reduced.

        We believe that this facility is the most versatile nitrogen fertilizer production complex in North America. With multiple production units for each product, the complex has considerable flexibility to adjust its product mix.

Donaldsonville is located near the mouth of the Mississippi River and has three docks that can be used simultaneously under most river conditions. In addition, Donaldsonville is located on the Union Pacific railroad and the Valero Ammonia Pipeline, providing us with flexible and competitively priced transportation to our in-market nitrogen fertilizer terminals and warehouses by rail and pipeline, as well as by barge. It is capable of docking and unloading into its storage system ocean-going ship loads of ammonia and UAN, providing us with direct access to global suppliers. The complex has on-site storage for 70,000 tons of ammonia, 135,000 tons of UAN (measured on a 28% nitrogen content basis) and 83,000 tons of granular urea, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production and also flexibility to purchase and store liquid product for resale.

Medicine Hat Nitrogen Complex

        Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two world-scale ammonia plants that have a gross annual production capacity of approximately 1.3 million tons and a world-scale urea plant that has a gross annual production capacity of 810,000 tons. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of urea, providing flexibility to handle temporary disruptions in outbound shipments.

        The Medicine Hat facility is owned by CFL. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Two of our pre-IPO owners own 17% of CFL's voting common stock, including GROWMARK, Inc. which owns 9%. The remaining 34% of the voting common stock and non-voting preferred stock of CFL is held by Westco. We designate four members of CFL's nine-member board of directors, which also has one member designated by each of our pre-IPO owners that also own an interest in CFL and three members designated by Westco. CFL is included in our consolidated financial statements.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. The management agreement and the product purchase agreement are each terminable by either us or CFL upon twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Westco annually based on the respective quantities of product purchased from CFL. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year that we purchased more than 66% of Medicine Hat's production. We and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material, as well as the primary fuel source, used in the ammonia production process at both the Donaldsonville and the Medicine Hat facilities. In 2005, our natural gas purchases accounted for approximately 56% of our total cost of sales for nitrogen fertilizers and a substantially higher percentage of cash production costs (total production costs less depreciation and amortization). Donaldsonville is located in close proximity to the most heavily-traded natural gas pricing basis in North America, known as the Henry Hub. Medicine Hat is located in close proximity to the most heavily-traded natural gas pricing basis in Canada, known as AECO.

        We use a combination of spot and term purchases of varied duration from a variety of suppliers to maintain a reliable, competitively-priced natural gas supply. In addition, we use certain financial instruments to hedge natural gas prices.

        As a result of reduced operating rates in 2005, both the Donaldsonville and Medicine Hat nitrogen fertilizer complexes consumed less gas than if they had operated at capacity. In 2005, the Donaldsonville nitrogen fertilizer complex consumed approximately 63 billion cubic feet of natural gas. Operating at capacity, this facility would consume approximately 80 billion cubic feet of natural gas. The facility has access to five natural gas pipelines and obtains gas from several suppliers. In 2005, the largest individual supplier provided approximately 38% of the Donaldsonville facility's total gas requirement. The Medicine Hat complex consumed approximately 37 billion cubic feet of natural gas in 2005. Operating at capacity this facility would consume approximately 46 billion cubic feet of natural gas. The facility has access to two natural gas pipelines and obtains gas from numerous suppliers, the largest of which supplied approximately 39% of gas consumption in 2005.

Nitrogen Fertilizer Distribution

        The Donaldsonville nitrogen fertilizer complex, which is located on the Mississippi River, includes a deep-water docking facility, access to an ammonia shipping pipeline and truck and railroad loading capabilities. The Medicine Hat nitrogen fertilizer complex ships our share of ammonia and urea by truck and rail to customers in the United States and Canada and to our storage facilities in the northern United States.

        Ammonia, urea and UAN from Donaldsonville can be loaded into ocean-going vessels and river barges for direct shipment to domestic customers, transport to storage facilities, or export. We own six ammonia river barges with a total capacity of 16,400 tons. We contract on a dedicated basis for tug services and the operation of these barges. We also contract on a dedicated basis 16 UAN river barges with a total capacity of approximately 48,000 tons. Additional ammonia and UAN barge capacity is contracted for as needed. River transportation for urea is provided primarily under an agreement with one of the major inland river system barge operators.

        The Donaldsonville facility is connected to the Valero Ammonia Pipeline. This 2,000-mile long ammonia pipeline is used by several nitrogen producers to transport ammonia to over 20 terminals and shipping points located in the midwestern U.S. cornbelt. We are a major customer of this ammonia pipeline. In 2005, approximately 53% of our ammonia shipments from our Donaldsonville nitrogen fertilizer complex were transported via the ammonia pipeline.

        We also transport substantial volumes of urea and UAN from the Donaldsonville nitrogen fertilizer complex and ammonia and urea from the Medicine Hat nitrogen fertilizer complex by rail. In addition to rail cars provided by the rail carriers, we currently lease 552 ammonia tank cars, 1,010 UAN tank cars and 613 dry product hopper cars.

Phosphate Fertilizer Business

        We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. Our historical sales of phosphate fertilizer products are shown in the table below.

	2005		2004		2003
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,583	$343.8	1,549	$305.3	1,627	$264.4
MAP	426	94.9	351	71.5	252	43.3
Other phosphate fertilizers(1)	—	—	—	—	13	2.1

Total	2,009	$438.7	1,900	$376.8	1,892	$309.8

  (1)
  Other phosphate fertilizer products include sulfuric acid, GTSP (granular triple superphosphate) and feed phosphates.

        Gross margin for the phosphate fertilizer business was $36.3 million, $22.3 million and $(24.3) million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

        Total assets for the phosphate fertilizer business were $398.0 million, $413.8 million and $414.8 million as of December 31, 2005, 2004 and 2003, respectively.

        Our phosphate fertilizer manufacturing operations are located in central Florida and consist of a phosphate fertilizer chemical complex in Plant City and a phosphate rock mine, beneficiation plant and phosphate rock reserves in Hardee County. We own each of these facilities and properties.

        The following table summarizes our phosphate fertilizer production volumes for the last three years and current production capacities for phosphate-related products.

	2005	2004	2003	Annual Capacity
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,647	3,280	3,011	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,507	2,455	2,279	2,640	(1)
Phosphoric acid as P2O5(2)	978	967	892	1,000
DAP/MAP	1,945	1,933	1,797	2,040

  (1)
  Reflects 2005 and 2004 debottlenecking projects on two of our four sulfuric acid plants, which have increased our total sulfuric acid capacity by approximately 200,000 tons per year.

  (2)
  P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

Hardee County Phosphate Rock Mine

        In 1975, we purchased 20,000 acres of land in Hardee County, Florida that was originally estimated to contain in excess of 100 million tons of recoverable rock reserves. Between 1978 and mid-1993, we operated a one-million-ton per year phosphate rock mine on a 5,000-acre portion of these reserves.

        In 1992, we initiated a project to expand and relocate mining operations to the remaining 15,000-acre area of the reserve property. The new phosphate rock mine began operations in late 1995 at a cost of $135 million. In 1997, we added approximately 20 million tons to our reserve base through an exchange with a neighboring rock producer. In 1999, we acquired 1,400 acres containing an estimated 8 million tons of rock reserves.

        The table below shows the estimated reserves, as of December 31, 2005, at the Hardee phosphate complex. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. Finally, the table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2005

	Recoverable Tons(2)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
	(in millions)
Permitted	58.9	64.61	29.57	2.38	0.78
Pending permit	33.0	64.34	29.45	2.42	0.80
Total	91.9	64.51	29.52	2.39	0.79

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by CF Industries in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 95% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist. Reserve estimates are periodically updated to reflect actual phosphate rock production, new drilling information and other geological or mining data.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 8% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 11% of U.S. capacity for ammonium phosphate fertilizer products in 2005. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America with the only purchased raw materials being sulfur and ammonia.

Bartow Phosphate Complex

        We own a complex in Bartow, Florida that was idled in 1983 except for operation of one sulfuric acid plant in 1996-99 and minor phosphate production runs in 1985 and 1988/89. In 2000, we decided to discontinue maintenance on the phosphate producing portions of the complex. Through 2003, we used the plant's warehouse to provide us with additional storage and shipping capacity. In 2004, we discontinued use of the facility as a warehousing operation. Our current objective is to minimize the ongoing costs related to the facility, including our obligations with respect to closing the phosphogypsum stack and disposing of the site's process water.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex consumes in excess of three million tons of rock annually. As of December 31, 2005, our rock mine had approximately 17 years of fully-permitted recoverable phosphate reserves remaining at current operating rates. Mining of these reserves beyond 2011 is subject to extension of our local development authorization. Additionally, we have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 33 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three-quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 750,000 long tons of sulfur annually when operating at capacity. We obtain liquid sulfur from several domestic and foreign producers under contracts of varied duration. Since 2001, our largest liquid sulfur supplier has been CF Martin Sulphur. CF Martin Sulphur was created in November 2000 as a joint venture between Martin Resource Management and certain of its affiliates (Martin) and us. On July 15, 2005, we sold our interest in CF Martin Sulphur to Martin. Concurrent with the sale, we entered into a multi-year sulfur supply contract with CF Martin Sulphur.

        Ammonia Supply.    In addition to its 46% phosphate nutrient content, DAP has a nitrogen content of 18%. MAP has a nitrogen content of 11%. Ammonia is the primary source of nitrogen in DAP and MAP. Operating at capacity, our Plant City phosphate fertilizer complex consumes approximately 400,000 tons of ammonia annually.

        The ammonia used at our Plant City phosphate fertilizer complex is shipped by rail from our ammonia storage facility located in Tampa, Florida. This facility, acquired in 1992, consists of a 38,000-ton ammonia storage tank, access to a deep-water dock that is capable of discharging ocean-going vessels, and rail and truck-loading facilities. In addition to supplying our Plant City phosphate fertilizer complex, our Tampa ammonia distribution system has the capacity to support ammonia sales to other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

        In the fourth quarter of 2005, The Mosaic Company and U.S. Agri-Chemicals completed the early termination of Mosaic's existing phosphate rock supply agreement with U.S. Agri-Chemicals, and U.S. Agri-Chemicals ceased phosphate operations at its Florida phosphate facilities upon exhaustion of its remaining raw materials inventories. Over the three years ended December 31, 2005, most of the ammonia sales from our Tampa terminal were to U.S. Agri-Chemicals. In 2005, we realized approximately $44.2 million of sales revenue on sales volumes of approximately 168,000 tons of ammonia to U.S. Agri-Chemicals.

Phosphate Distribution

        We operate a phosphate warehouse located at a deep-water port facility in Tampa, Florida. A majority of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for sale in the export market or for transport across the Gulf of Mexico to the Mississippi River. In 2005, our Tampa warehouse handled approximately 1.2 million tons of phosphate fertilizers, or about 60% of our production for that year. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or sold directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

        We currently own or rent space at 49 in-market storage terminals and warehouses located in a 16-state region stretching from the east coast of the United States to Washington State to Texas. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately two million tons of fertilizer.

        Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Dry Products(2)
	Number of Facilities	Capacity (tons)	Number of Facilities	Capacity (tons)	Number of Facilities	Capacity (tons)
	(tons in thousands)
Plants	2	130	1	135	3	210
Tampa Port	1	38		—	1	75

		168		135		285
In-Market Locations
Owned	20	680	9	245	5	361
Leased(3)	—	—	13	165	2	34

Total in-market	20	680	22	410	7	395

Total Storage Capacity		848		545		680

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 28% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

        In addition to these facilities, we also own our corporate headquarters, which is located in Long Grove, Illinois.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. Since our formation in 1946, most of our sales have been to the regional agricultural cooperatives that owned us. Following adoption of our new business model in 2002, we have significantly broadened and adjusted our customer base and expanded our export sales.

        In connection with our IPO, we entered into market-based, multi-year supply contracts with our pre-IPO owners and their affiliates relating to future purchases of fertilizer products. The following table sets forth the sales to our customers for the past three years.

	2005		2004		2003
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Pre-IPO owners	$1,062.7	56%	$881.6	53%	$956.2	71%
Other customers
Domestic	592.2	31%	529.5	32%	306.8	21%
Export	131.6	7%	132.2	8%	24.3	2%
Westco	121.9	6%	107.4	7%	82.6	6%

Net sales	$1,908.4	100%	$1,650.7	100%	$1,369.9	100%

        During 2005, two customers—GROWMARK, Inc., one of our pre-IPO owners, and Agriliance, LLC, a 50-50 joint venture between CHS Inc. and Land O'Lakes, Inc., two of our other pre-IPO owners—made combined fertilizer purchases of approximately $811.1 million from us, representing approximately 43% of our total net sales. Agriliance accounted for 29% of consolidated net sales in 2005 and 2004, and 41% of consolidated net sales in 2003. GROWMARK accounted for 14%, 13%, and 15% of our consolidated net sales in 2005, 2004, and 2003, respectively. Agriliance and GROWMARK are significant customers of both the nitrogen and phosphate segments. A loss of either of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

        Following our IPO, GROWMARK and CHS remain significant holders of our common stock. GROWMARK is the beneficial owner of approximately 9.8% of our outstanding common stock and CHS is the beneficial owner of approximately 3.9% of our outstanding common stock. In addition, William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are current members of our board of directors. Mr. Johnson is also a nominee for election as a class I director at the 2006 annual meeting. John E. Gherty, a current member of our board of directors whose term of office will expire at the 2006 annual meeting, was president and chief executive officer of Land O'Lakes, Inc. until his retirement from Land O'Lakes in October 2005. For additional information on related party transactions, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 30—Related Party Transactions.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In the nitrogen fertilizer business, our primary North American-based competitors are Agrium, Terra Industries and Koch Nitrogen. There is also significant competition from product sourced from regions of the world with low natural gas costs. Because urea is a widely-traded fertilizer product and there are limited barriers to entry, competition from foreign-sourced product is particularly acute with respect to urea.

        In the phosphate fertilizer business, our primary North American-based competitors are Mosaic, Potash Corp. and Simplot. Historically, imports have not been a factor, as the United States is a large net exporter of phosphate fertilizers.

Seasonality

        The sales patterns of all five of our major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 29—Segment Disclosures.

Environment, Health and Safety

        We are subject to numerous environmental, health and safety laws and regulations, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes. Violations can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

        We have received notices from time to time from governmental agencies or third parties alleging that we are a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. We are currently involved in remediation activities at certain of our current and former facilities. We are also participating in the cleanup of third-party sites at which we have disposed of wastes. In April 2002, we were asked by the current owner of a former phosphate mine and manufacturing facility that we operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner is undertaking an investigation of the environmental conditions at the site. We do not know if a final remedy has been identified by the current owner and approved by the state. We anticipate that the current owner may bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine when such a suit may be brought. We are not able to estimate at this time our potential liability with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition or results of operations.

        In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with the RCRA, the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA. If the EPA's position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system that does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility. For additional information, see Item 3. Legal Proceedings.

        We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at ongoing operations. Our environmental, health and safety capital expenditures in 2005 were approximately $1.7 million. We have forecasted $7.2 million and $4.1 million for environmental, health and safety capital expenditures for 2006 and 2007, respectively. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. As a result we may be required to incur additional expenditures to comply with these laws and regulations, and they could have a material adverse effect on our business, financial condition and results of operations.

        We hold numerous environmental and mining permits authorizing operations at our facilities. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit, could have a material adverse effect on our ability to continue operations at the affected facility. Any future expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals.

        As of December 31, 2005, the area permitted for mining at our Hardee phosphate complex had approximately 59 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current production rates, for approximately 17 years. We have secured the necessary permits to mine these reserves from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. Mining of these reserves beyond 2011 is subject to extension of our local development authorization by the Hardee County Board of County Commissioners. Additionally, we have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. An assessment of the wetlands subject to the jurisdiction of the Florida Department of Environmental Protection and the Army Corps of Engineers is underway for this expanded area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

        Likewise, our phosphogypsum stack system at Plant City has sufficient capacity to meet our requirements through 2014 at current operating rates and subject to regular renewals of our operating permits. We have secured the local development authorization to increase the capacity of this stack system. The most current estimate of stack system capacity based on this authorization is expected to meet our requirements through 2040 at current operating rates and subject to securing the corresponding operating permits. This time frame is approximately eight years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. To date, these financial assurance requirements have been satisfied without the need for an expenditure of corporate funds by meeting certain financial tests. However, pursuant to a 2005 amendment to Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks, we intend to establish a cash deposit arrangement to meet such obligations to take advantage of a Safe Harbor provision of the new regulations. For additional information on the cash deposit arrangement, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

        Several of our permits require us to reclaim any property disturbed by our operations, including our mining permit at the Hardee phosphate complex. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $2,400 to $17,800 an acre, with an average of $5,500 an acre. For additional information on our Hardee asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. In accordance with those regulations, we have closed the old phosphogypsum stack system at the Plant City phosphate fertilizer complex and are in the process of closing the phosphogypsum stack system at the Bartow phosphate complex.

        At our Bartow phosphate complex, we estimate that we will spend approximately $10.0 million between 2006 and 2008 and another $9.1 million between 2016 and 2023 to complete closure of the phosphogypsum stack and cooling pond. Water treating expenditures at Bartow are expected to require about $1.3 million in 2006 and another $11.2 million in 2018 through 2056. Post-closure long-term care expenditures at Bartow are estimated to total $77.7 million for a sixty-seven year period commencing in 2007. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $10.0 million in 2023 and 2024, approximately $31.1 million during the years 2031 through 2037, and another $47.8 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are expected to approximate $5.9 million in 2018, $66.4 million in 2033 through 2037, and roughly $103.1 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $112.1 million for a fifty year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%. For additional information on our asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on our Plant City asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2005, we had approximately 1,400 full-time and 100 part-time employees. Of these employees, 26 operators at one of our storage facilities are represented by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union or United Steel Workers.

CF INDUSTRIES HOLDINGS, INC.

Item 1A. Risk Factors.

        Our business is subject to a number of risks. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

Our business is dependent on the price of natural gas in North America, which is both expensive and highly volatile.

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 56% of the total cost of our nitrogen fertilizer sales in 2005 and a substantially higher percentage of cash production costs (total production costs less depreciation and amortization).

        The market price for natural gas in North America is significantly higher than the price of natural gas in other major fertilizer-producing regions. For example, during 2005, natural gas prices in the United States (measured at the Henry Hub, near our Donaldsonville, Louisiana facility) averaged approximately $8.86 per mmBTU and in Canada (measured at AECO, near our joint venture's Medicine Hat, Alberta facility) averaged approximately $7.26 per mmBTU. In comparison, during 2005, natural gas prices paid by fertilizer producers are estimated to have been approximately $1.10 per mmBTU in Russia and approximately $2.65 per mmBTU in the Republic of Trinidad and Tobago. Many of our competitors benefit from access to lower-priced natural gas through manufacturing facilities or interests in manufacturing facilities located in these regions or other regions with abundant supplies of natural gas.

        The price of natural gas in North America is also highly volatile. During 2005, the median daily price at Henry Hub ranged from a low of $5.53 per mmBTU on January 4, 2005 to a high of $15.40 per mmBTU on December 14, 2005. The volatility of the price of natural gas in North America compounds our competitive disadvantage to some of our competitors, who, in addition to having access to lower-priced natural gas, may also benefit from fixed-price natural gas contracts.

        As a result of global competition in the fertilizer industry, we may not be able to pass along to our customers in the form of higher product prices the higher operating costs we incur due to our dependence on North American natural gas. For example, due to the high cost of natural gas during the third and fourth quarters of 2005, we curtailed production of fertilizers at our Donaldsonville complex because market prices of nitrogen fertilizer were below our cost of production. Unless prices for natural gas in North America and other fertilizer-producing regions begin to converge, or we are able to reduce our dependence on North American natural gas, the relatively expensive and highly volatile cost of natural gas in North America could make it difficult for us to compete against producers from other parts of the world.

Our business is cyclical, which results in periods of industry oversupply during which our results of operations tend to be negatively impacted.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by population growth, changes in dietary habits, and planted acreage and application rates, among other things. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production, causing supply to exceed demand and prices and capacity utilization to decline. Reduced prices restrict investment in new capacity, initiating a new cycle. A substantial amount of new ammonia and urea capacity is expected to be added abroad in low-cost regions over the next several years. Future growth in demand for fertilizer may not be sufficient to alleviate any existing or future conditions of excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in reduced profit margins, lower production of our products and possible plant closures.

We have a history of losses and may incur losses in the future, which could materially and adversely affect the market price of our common stock.

        We incurred net losses in six out of the last seven years; 1999 through 2003, and 2005. In future periods, we may not be able to sustain or increase profitability on a consistent quarterly or annual basis. Failure to maintain consistent profitability may materially and adversely affect the market price of our common stock.

Our products are global commodities, and we face intense global competition from other fertilizer producers.

        We are subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities.

        Recent consolidation in the fertilizer industry has increased the resources of several of our competitors, and we expect consolidation among fertilizer producers to continue. In light of this industry consolidation, our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. In the future, we may not be able to find suitable assets to purchase or joint venture or partnership opportunities to pursue. Even if we are able to locate desirable opportunities, we may not be able to acquire desired assets or enter into desired joint ventures or partnerships on economically acceptable terms. Our inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

        China is the largest producer and consumer of fertilizers and has been, and is expected to continue, expanding its fertilizer production capability. This increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

        We may face increased competition from Russian and Ukrainian urea, which is currently subject to antidumping duty orders that impose significant duties on urea imported into the United States from these two countries. The antidumping orders have been in place since 1987, and there has been almost no urea imported into the United States from Russia or Ukraine since that time. Russia and Ukraine currently have considerable capacity to produce urea and are the world's largest urea exporters. Producers in both countries benefit from natural gas prices that are determined by their governments and which are well below the commercial value of the natural gas, encouraging urea production and export activity. Following a review by the U.S. Department of Commerce and the U.S. International Trade Commission, the antidumping orders were extended for an additional five year period in November 2005. The decision to extend the orders has been appealed by the Russians. For a number of reasons, including underutilized capacity, the attractiveness of the U.S. market and barriers to Ukrainian urea imports in other key consuming markets, we expect that if the decision to extend the orders is reversed, imports of Russian and Ukrainian urea into the United States are likely to increase significantly, causing our sales and margins to suffer.

Any decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry can significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, the domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

        State and federal governmental policies, including farm subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Adverse weather conditions may decrease demand for our fertilizer products.

        Weather conditions that delay or intermittently disrupt field work during the planting and growing season may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell. Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to purchase fertilizer from our customers.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages.

        The fertilizer business is seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

        If seasonal demand exceeds our projections, our customers may acquire products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored (in which case our results of operations will be negatively impacted by any related storage costs) and/or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

Our customer base is concentrated, with our pre-IPO owners accounting for a substantial portion of our sales.

        Prior to the completion of our initial public offering in August 2005, we operated as a cooperative. As a result, a substantial portion of our sales have been made to the eight regional agricultural cooperatives that owned us prior to the completion of our initial public offering. During 2005, our pre-IPO owners purchased approximately 4.6 million tons of fertilizer from us, which represented approximately 55% of our total sales volume. Our business with our pre-IPO owners is relatively concentrated. During 2005, two customers, GROWMARK, Inc., one of our pre-IPO owners, and Agriliance, LLC, a 50-50 joint venture between Land O'Lakes, Inc. and CHS, Inc., two of our other pre-IPO owners, made combined fertilizer purchases of approximately $811.1 million from us, representing approximately 43% of our total net sales. Under a cooperative structure, our pre-IPO owners benefited from purchases of our fertilizers through their ownership interest in us and our payment to them of patronage dividends in cash and/or patronage preferred stock.

After the completion of our initial public offering, only GROWMARK and CHS continue to have an ownership interest in us, and none of our pre-IPO owners are entitled to patronage benefits for purchases of fertilizers from us. As a result of our initial public offering and the elimination of patronage benefits, our pre-IPO owners have fewer incentives to purchase fertilizers from us. In addition, because we depend on our pre-IPO owners for a significant portion of our sales, we may have less flexibility than some of our competitors to diversify our customer base and seek more profitable direct sales to customers of our pre-IPO owners. Any substantial change in purchasing decisions by one or more of our larger pre-IPO owners, whether due to actions by our competitors, our actions in expanding the direct sale of fertilizers to the customers of our pre-IPO owners or otherwise, could have a material adverse effect on our business.

A reduction in the use of the forward pricing program by our customers or an increase in the use of product purchases to support the program could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

        In mid-2003, we instituted a forward pricing program. Through our forward pricing program, we offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we effectively fix the cost of natural gas, the largest and most volatile component of our supply cost. Under our forward pricing program, customers generally pay a substantial portion of the contract's sales value in advance of shipment, thereby significantly increasing our liquidity. During 2005, approximately 70% of our nitrogen fertilizer sales volume and approximately 36% of our phosphate fertilizer sales volume were sold under this program. As of December 31, 2005, our current liability for customer advances related to unshipped orders under this program equaled approximately 61% of our cash, cash equivalents and short-term investments.

        Since its inception in 2003, we have sold an increasing percentage of our nitrogen fertilizers under our forward pricing program. We believe this is primarily due to our customers' desire to fix their costs and reduce their exposure to increased prices during a period of generally increasing prices for nitrogen fertilizers. We do not have experience with the forward pricing program under all market conditions, and our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices. For example, during the fourth quarter of 2005, a period during which prices for nitrogen fertilizer products rose to record levels, our sales under the forward pricing program declined significantly as our customers and their customers preferred to defer purchases of fertilizer products rather than commit to purchase products at such high prices. We have relatively less experience with our forward pricing program as it applies to phosphate fertilizers.

        The forward pricing program is also less effective at reducing our exposure to fluctuations in our profit margins on forward sales of fertilizer products in circumstances where we intend to purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. Due to the recent high costs of natural gas in North America, we have been forced to curtail production at our facilities and increase our purchases of fertilizer products originating from off-shore, lower cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a similar forward basis, we may not be able effectively to fix our profit margins on fertilizer products that we buy for resale under our forward pricing program. One method we use to reduce our margin exposure on sales of purchased products under our forward pricing program is to purchase the required fertilizer products in advance of the specified delivery date. In such circumstances, however, we may be required to buy and store the product sooner than if produced, thereby reducing the liquidity benefits otherwise associated with the forward pricing program.

        Any increase in our purchases of fertilizer products for resale to our customers or any reduction in the use of the forward pricing program by our customers due to changing conditions in the fertilizer market or otherwise could increase our exposure to fluctuating profit margins and materially adversely affect our operating results, liquidity and financial condition.

Our operations involve significant risks and hazards against which we may not be fully insured.

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and they may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. For example, over the course of the past few years, we have been involved in numerous property damage and personal injury lawsuits arising out of a hydrogen explosion at our Donaldsonville nitrogen fertilizer complex in 2000, in which three people died and several others were injured, as well as personal injury lawsuits arising out of a train derailment near Minot, North Dakota in 2002 that ruptured five tank cars, causing the formation of an ammonia cloud over the area. One person died and numerous others were injured.

        Our exposure to these types of risk is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on our nitrogen fertilizer complex in Donaldsonville, Louisiana and our joint venture's nitrogen fertilizer complex in Medicine Hat, Alberta. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. Any suspension of operations at any of these key facilities could adversely affect our ability to produce our products and could have a material adverse effect on our business. In addition, all of these facilities, other than the complex in Medicine Hat, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas in the Gulf region.

        We maintain property, business interruption and casualty insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. We are subject to various self-retentions and deductibles under these insurance policies. As a result of market conditions, our premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.

Expansion of our business may result in unanticipated adverse consequences and may be hindered by the significant resources that would be required for any such expansion.

        In the future, we may seek to grow our business by investing in new or existing facilities, making acquisitions or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may be diverted from our other activities and may impair the operation of our businesses.

        International acquisitions, partnerships, or joint ventures or the international expansion of our business, such as the project we are studying in the Republic of Trinidad and Tobago, could involve additional risks and uncertainties, including:

  •
  difficulties and costs of complying with a wide variety of complex laws, treaties and regulations;

  •
  unexpected changes in regulatory environments;

  •
  political and economic instability, including the possibility for civil unrest;

  •
  nationalization of properties by foreign governments;

  •
  tax rates that may exceed those in the United States, and earnings that may be subject to withholding requirements;

  •
  the imposition of tariffs, exchange controls or other restrictions; and

  •
  the impact of exchange rate fluctuations between the United States dollar and foreign currencies in the countries where we operate.

        Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

  •
  problems with effective integration of operations;

  •
  the inability to maintain key pre-acquisition business relationships;

  •
  loss of key personnel of the acquired business or facility;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing efficiencies, synergies and cost savings.

        These risks of unanticipated adverse consequences from any expansion of our business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that we may have to commit to any such expansion. We also face increased exposure to risks related to acquisitions and international operations because our experience with acquisitions and international operations is limited. As a result of these and other factors, including the general economic risk associated with the fertilizer business, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures or other investments.

        We may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness and/or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional equity securities, such as dilution of ownership and earnings.

We are subject to numerous environmental and health and safety laws and regulations, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States and Canada, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. These laws include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

        As a fertilizer company working with chemicals and other hazardous substances, our business is inherently subject to spills, discharges or other releases of hazardous substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future liabilities under CERCLA and other environmental cleanup laws at our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations.

Additionally, future environmental and health and safety laws and regulations or more vigorous enforcement of current laws and regulations, whether caused by violations of environmental and health and safety laws by us or other chemical fertilizer companies or otherwise, may require us to make substantial expenditures, and our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

        See Item 1. Business.—Environmental Health and Safety and Item 3. Legal Proceedings.

Our operations are dependent on numerous required permits and approvals from governmental authorities.

        We hold numerous environmental, mining and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. To date, these financial assurance requirements have been satisfied without the need for an expenditure of corporate funds by meeting certain financial tests. However, pursuant to a 2005 amendment to Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks, we intend to establish a cash deposit arrangement to meet such obligations to take advantage of a Safe Harbor provision of the new regulations. Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2005, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 59 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 17 years. Mining of these reserves beyond 2011, however, is subject to extension of our local development authorization by the Hardee County Board of County Commissioners. Additionally, we have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

        Likewise, our phosphogypsum stack system at Plant City has sufficient capacity to meet our requirements through 2014 at current operating rates and is subject to regular renewals of our operating permits. We have secured the local development authorization to increase the capacity of this stack system. The most current estimate of stack system capacity based on this authorization is expected to meet our requirements through 2040 at current operating rates and subject to securing the corresponding operating permits. This time frame is approximately eight years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

Acts of terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our plants and ancillary facilities may be targets of terrorist activities. Many of these plants and facilities store significant quantities of ammonia and other items that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state and federal governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and/or reduced profit margins.

Our operations are dependent upon raw materials provided by third parties and any delay or interruption in the delivery of these raw materials may adversely affect our business.

        We use natural gas, ammonia and sulfur as raw materials in the manufacture of fertilizers. We purchase these raw materials from third-party suppliers. These products are transported by barge, truck, rail or pipeline to our facilities by third-party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of these key raw materials, including those caused by capacity constraints; explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving pipelines; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; or labor difficulties, could have a material adverse effect on our business.

The loss of key members of our management may adversely affect our business.

        We believe our continued success depends on the collective abilities and efforts of our senior management. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

As a result of our initial public offering of common stock in August 2005, we are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

        As a result of our initial public offering of common stock in August 2005, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; expand our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition and operating results.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-K. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among others:

  •
  the relatively expensive and volatile cost of North American natural gas;

  •
  the cyclical nature of our business;

  •
  our history of losses;

  •
  the nature of our products as global commodities;

  •
  intense global competition in the consolidating markets in which we operate;

  •
  conditions in the U.S. agricultural industry;

  •
  weather conditions;

  •
  our inability to accurately predict seasonal demand for our products;

  •
  the concentration of our sales with CF Industries' pre-IPO owners and other large customers;

  •
  the impact of changing market conditions on our forward pricing program;

  •
  the significant risks and hazards against which we may not be fully insured;

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

  •
  changes in global fertilizer supply and demand;

  •
  loss of key members of management; and

  •
  inability to meet financial reporting and other requirements as a public company.

CF INDUSTRIES HOLDINGS, INC.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        Information regarding our facilities and properties is included in Part I, Item 1. Business—Operating Segments and Part I, Item 1. Business—Storage Facilities and Other Properties of the Annual Report on Form 10-K.

        Our senior secured revolving credit facility is secured by, among other things, a security interest in our Donaldsonville, Louisiana, nitrogen complex.

Item 3. Legal Proceedings.

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

Environmental

        In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with the Resource Conservation and Recovery Act (RCRA), the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. This inspection was undertaken as part of a broad enforcement initiative commenced by the EPA to evaluate whether mineral processing and mining facilities, including, in particular, all wet process phosphoric acid production facilities, are in compliance with RCRA, and the extent to which such facilities' waste management practices have impacted the environment.

        By letter dated September 27, 2005, EPA Region IV issued the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. If the EPA's position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system that does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. In order to obtain an order or judgment for civil penalties, the EPA will have to bring a civil or administrative enforcement proceeding against the Company. The EPA has referred this matter to the United States Department of Justice (DOJ) for enforcement. The Company anticipates that it will have an opportunity to discuss this matter with the DOJ prior to the filing of a complaint against the Company.

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid, and which we are currently closing. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

CF INDUSTRIES HOLDINGS, INC.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The common shares of CF Industries Holdings, Inc. began trading on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF" on August 11, 2005. Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
2005
	High	Low
Third Quarter (from August 11, 2005)	$18.00	$14.48
Fourth Quarter	$15.99	$11.19

        As of February 15, 2006, there were approximately 3,748 shareholders of record.

        The Board of Directors declared a $0.02 per share cash dividend on common stock to stockholders of record as of November 14, 2005, which was paid on November 30, 2005. On February 17, 2006, the Board of Directors declared a $0.02 per share cash dividend on common stock to stockholders of record as of March 6, 2006, which was paid on March 15, 2006. We expect to pay quarterly cash dividends on our common stock at an annual rate of approximately $0.08 per share for the foreseeable future. The declaration and payment of dividends to holders of our common stock is at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our board of directors deems relevant. Our ability to pay dividends on our common stock is limited under the terms of our senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement. For additional information about our senior secured credit facility, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 21—Long-Term Debt, Credit Agreement and Notes Payable.

Item 6. Selected Financial Data.

        The following selected historical financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The following selected historical financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from our consolidated financial statements, which are not included in this Form 10-K.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

August 17, 2005 through December 31, 2005
(in millions, except share and per share amounts)
Post-Initial Public Offering (IPO) Information
Net Loss and Net Loss Per Share:
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Net loss	$(112.3)

Basic and diluted weighted average common shares outstanding	54,999,999
Basic and diluted loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Basic and diluted net loss per common share	$(2.04)

Cash dividends declared per common share	$0.02

CF INDUSTRIES HOLDINGS, INC.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except share and per share amounts)
Statement of Operations Data:
Net sales	$1,908.4	$1,650.7	$1,369.9	$1,014.1	$1,159.6
Cost of sales	1,699.2	1,434.6	1,335.5	986.3	1,244.7

Gross margin	209.2	216.1	34.4	27.8	(85.1)
Selling, general and administrative	57.0	41.8	38.4	37.3	36.1
Other operating—net	14.1	25.1	1.6	9.3	13.1

Operating earnings (loss)	138.1	149.2	(5.6)	(18.8)	(134.3)
Interest—net	(0.6)	16.8	21.6	21.4	17.6
Loss on extinguishment of debt	28.3	—	—	—	—
Minority interest	17.8	23.1	6.0	6.4	(3.0)
Impairment of investments in unconsolidated subsidiaries(1)	—	1.1	—	—	—
Other non-operating—net	0.1	(0.8)	(0.6)	(0.2)	(0.5)

Earnings (loss) before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	92.5	109.0	(32.6)	(46.4)	(148.4)
Income tax provision (benefit)(2)	128.7	41.4	(12.6)	(16.6)	(59.3)
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	0.1	1.6	1.7	0.5
Cumulative effect of a change in accounting principle—net of taxes(3)	(2.8)	—	—	—	14.4

Net earnings (loss)	$(39.0)	$67.7	$(18.4)	$(28.1)	$(74.2)

Pro forma share and per share data:(4)
Pro forma basic and diluted weighted-average common shares outstanding	54,999,999	54,999,999	54,999,999	54,999,999	54,999,999
Pro forma basic and diluted earnings (loss) before cumulative effect of a change in accounting principle	$(0.66)	$1.23	$(0.33)	$(0.51)	$(1.61)
Pro forma cumulative effect of a change in accounting principle—net of taxes	(0.05)	—	—	—	0.26

Pro forma basic and diluted net earnings (loss) per share	$(0.71)	$1.23	$(0.33)	$(0.51)	$(1.35)

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$97.5	$108.6	$105.0	$108.5	$102.2
Capital expenditures—net	69.4	33.7	28.7	26.3	41.7
	December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$37.4	$50.0	$77.2	$56.5	$49.0
Short-term investments(5)	179.3	369.3	91.7	38.4	4.6
Total assets	1,228.1	1,556.7	1,415.6	1,321.7	1,325.4
Total debt	4.2	258.8	293.5	326.2	334.8
Customer advances	131.6	211.5	166.0	40.0	10.2
Stockholders' equity	755.9	787.3	733.5	740.9	769.5

(1)
In 2004, we recorded an impairment of investments in unconsolidated subsidiaries for the write-off of the carrying value of our investment in Big Bend Transfer Co., L.L.C.

(2)
In 2005, the income tax provision includes a non-cash charge of $99.9 million to establish a valuation allowance against net operating loss carryforwards generated when we operated as a cooperative.

(3)
In 2005, we adopted FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations. In 2001, we adopted Statement of Financial Accounting Standards No. 143—Accounting for Asset Retirement Obligations.

(4)
Represents the pro forma basic and diluted earnings per share calculations as if the weighted average number of shares issued in the initial public offering were outstanding as of December 31, 2000. See Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further information regarding pro forma earnings (loss) per share.

(5)
Short-term investments include available-for-sale auction rate securities that are reported at fair value.

CF INDUSTRIES HOLDINGS, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

Overview

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate fertilizer business are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. For the twelve months ended June 30, 2004, the most recent period for which such information is available, we supplied approximately 22% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

        Our principal assets include:

  •
  the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

  •
  a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta, through Canadian Fertilizers Limited, or CFL);

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

Company History

        We were founded in 1946 as a fertilizer brokerage operation by a group of regional agricultural cooperatives seeking to pool their purchasing power. During the 1960s, we expanded our distribution capabilities and diversified into fertilizer manufacturing through the acquisition of several existing plants and facilities. During the 1970s and again during the 1990s, we expanded our production and distribution capabilities significantly, spending approximately $1 billion in each of these decades.

        Through the end of 2002, we operated as a traditional supply cooperative. Our focus was on providing our pre-IPO owners with an assured supply of fertilizer. Typically, over 80% of our annual sales volume was to our pre-IPO owners. Though important, financial performance was subordinate to our mandated supply objective.

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of our new business model is a more economically driven approach to the marketplace. We now pursue markets and customers and make pricing decisions with a primary focus on enhancing our financial performance. One result of this new approach has been a shift in our customer mix. In 2005, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 40% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

        Concurrent with our new approach to the marketplace, we have been implementing other measures to improve the performance of our business. For example, we are focused on improving asset utilization, lowering our cost profile, and reducing our exposure to volatility in raw material and fertilizer prices. These measures, combined with our new approach to the marketplace and a leadership change in mid-2003, positioned us to capitalize on the improving industry conditions that began in the latter half of 2003.

        CF Holdings was formed as a Delaware corporation in April 2005 to hold the existing businesses of CF Industries, Inc. In August of 2005, we completed our initial public offering of common stock.

Executive Summary

  •
  We reported a net loss of $39.0 million in 2005 compared to net earnings of $67.7 million in 2004. Our results included several notable items, including a $99.9 million non-cash charge to record a valuation allowance against the deferred tax asset related to net operating loss carryforwards generated prior to our initial public offering, a $6.1 million refund of Canadian income taxes, the cumulative effect of a change in accounting principle related to our accounting for conditional asset retirement obligations that reduced net earnings by $2.8 million, a $28.3 million loss on the early extinguishment of debt and an increase of $11.1 million in Bartow phosphogypsum stack asset retirement costs related to revised engineering estimates.

  •
  Our gross margin decreased $6.9 million to $209.2 million in 2005 compared to $216.1 million in the prior year. Increases in net sales in 2005, primarily due to higher average selling prices, were more than offset by increased raw material costs (primarily natural gas) and higher purchased product costs.

  •
  Our net sales increased 16% to $1.9 billion in 2005 compared to $1.7 billion in 2004. The increase reflected higher average selling prices for both nitrogen and phosphate fertilizers, offset partially by lower sales volume. An increase of 109,000 tons of phosphate fertilizers sold in 2005 was more than offset by a decrease in nitrogen fertilizer sales volume of 174,000 tons, leaving total annual sales volume at 8.4 million tons in 2005 as compared to 8.5 million tons in 2004.

  •
  We paid cash dividends of $1.1 million in the fourth quarter.

        A number of significant items affected our reported results for 2005 and our financial position as of December 31, 2005:

        In August 2005, we completed our initial public offering of common stock and listing on the New York Stock Exchange. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with our initial public offering, we consummated a reorganization transaction whereby we ceased to be a cooperative. In the reorganization transaction, our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and 7,562,499 shares of our common stock. We did not retain any of the proceeds from our initial public offering.

        On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million senior secured revolving credit facility. On August 17, 2005, we repaid in full $235.6 million of our term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments.

        In connection with our initial public offering, we also recorded a non-cash charge to "Income tax provision" of $99.9 million to reduce to zero what remained of the gross deferred tax asset related to CF Industries' net operating loss carryforwards as of August 16, 2005 (CF Industries' last day as a cooperative). Those net operating loss carryforwards were generated from business conducted with our pre-IPO owners while CF Industries was a cooperative. We also entered into a net operating loss agreement, or NOL Agreement, on August 16, 2005 with our pre-IPO owners relating to the future treatment of the net operating loss carryforwards. Under the NOL Agreement, if it is finally determined that CF Industries' net operating loss carryforwards can be used to offset taxable income generated in periods after CF Industries ceased to be a cooperative, we will pay our pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved. See "—Factors Affecting Our Results" for additional discussion of this non-cash charge and our NOL Agreement.

        Also, in connection with our initial public offering, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors. In the third quarter of 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R—Share-Based Payment (SFAS 123R) which requires us to recognize in our statement of operations the grant date fair value of all share-based awards. As a result, the total share-based compensation cost recognized for 2005 was $3.7 million, of which $3.2 million was recorded as selling, general and administrative expenses and $0.5 million was recorded as cost of sales. We expect the annual total compensation cost for share-based awards existing as of December 31, 2005 to be approximately $7.0 million in 2006 and $6.0 million in 2007. We did not have share-based awards prior to our initial public offering. See the "Critical Accounting Policies and Estimates" section later in this discussion and analysis for additional information on share-based awards.

        During the third quarter of 2005, operating levels at our Donaldsonville, Louisiana nitrogen complex were affected by Hurricane Katrina and Hurricane Rita. The complex suffered only superficial damage from these storms and production was returned to planned levels approximately one week after facility shutdowns were implemented in connection with each storm. Total lost production resulting from both hurricanes was approximately 11,000 tons of shippable ammonia, 66,000 tons of urea and 52,000 tons of UAN solution. We compensated for lost production from both hurricanes through the usage of inventory and subsequent purchases of product. These hurricanes caused substantial damage to the natural gas production and distribution facilities in the region, affecting the supply and price of the primary raw material used to produce nitrogen fertilizers. The ensuing volatility and high prices experienced in the gas markets significantly affected our operating rates during the fourth quarter. Recently, natural gas prices have moderated, returning to pre-hurricane levels. Hurricane Katrina also affected the availability of barges that we use to transport urea and DAP/MAP on the Mississippi River. By the end of 2005, normal barge service was largely restored. Operating levels at our Plant City phosphate complex were also adversely affected by reduced sulfur supplies due to refinery closures following Hurricane Rita and by transportation disruptions due to hurricane activity in the Gulf. In light of these disruptions, we accelerated the timing of planned turnarounds at the Plant City complex to coincide with this period of reduced sulfur availability and transportation constraints. Production was restored to planned levels early in the fourth quarter of 2005. The Plant City complex suffered no weather-related damage.

        We use our Forward Pricing Program (FPP) to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost. Through the third quarter of 2005, we used natural gas derivative instruments, primarily futures and swaps, (derivatives) to fix the cost of natural gas under FPP orders. These derivatives were classified as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, and accounted for accordingly. The unrealized gains or losses on these hedges were deferred in other comprehensive income (OCI) and were recognized in our cost of sales at the same time as the cost of the underlying natural gas (hedged item). If any such hedges became ineffective, the gains or losses were recognized immediately in cost of sales. In the third quarter of 2005, unprecedented increases in natural gas prices led us to curtail operating rates at our nitrogen manufacturing facilities and we began to satisfy FPP commitments with a combination of inventory on hand and product purchases in addition to manufactured product.

        Recent instability in the natural gas market and our decision to supply FPP orders from sources other than production have reduced our ability to predict future natural gas requirements. Consequently, we ceased classifying derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities,

beginning in the fourth quarter of 2005. As a result, future realized and unrealized gains or losses related to our derivatives will be recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. Any subsequent unrealized or realized gains or losses associated with these existing hedges also will be recognized in cost of sales as they occur. The unrealized gain of $7.9 million in OCI as of December 31, 2005 relating to gains occurring prior to de-designation of these hedges is expected to be recognized in cost of sales as the related forecasted transaction is recognized in the statement of operations. In the fourth quarter of 2005, we recognized in operations $9.3 million of unrealized losses on our derivatives as a result of reflecting changes in their market value (marking-to-market) during periods in which hedge accounting was not being applied. There is a probability of increased volatility in our operating earnings in future periods as a result of our discontinuance of hedge accounting, because future mark-to-market adjustments on our derivatives will directly impact operations as incurred. Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities will not change in that derivatives will still be used to lock in a substantial portion of our margin on FPP sales and to take advantage of special situations in the natural gas market. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. See Note 24 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of derivative financial instruments.

        We implemented FASB Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (FIN No. 47) in the fourth quarter of 2005. This interpretation of SFAS No. 143—Accounting for Asset Retirement Obligations requires us to recognize a liability for asset retirement obligations (AROs) associated with our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. We have identified conditional AROs for costs associated with the cessation of operations at our facilities. Consequently, we recognized an increase in ARO liabilities of $4.6 million, and an increase in deferred tax assets of $1.8 million resulting in a cumulative effect of a change in accounting principle of $2.8 million that decreased net earnings. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of asset retirement obligations.

Key Industry Factors

        We operate in a highly competitive, global industry. Our products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.

Global Supply & Demand

        Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying patterns of key consuming countries such as China, India or Brazil often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, government policies and global trade.

Natural Gas Prices

        Natural gas is the most significant raw material required in the production of nitrogen fertilizers. For example, in 2005, our natural gas purchases accounted for approximately 56% of our total cost of sales for nitrogen fertilizers. North American natural gas prices have increased substantially and, since 1999, have become significantly more volatile. In 2005, North American natural gas prices reached unprecedented levels due to the impact Hurricane Katrina and Hurricane Rita had on an already tight natural gas market. Recently, natural gas prices have moderated, returning to pre-hurricane levels. Our competitive position, on a worldwide basis, has been negatively impacted by the higher price of North American natural gas relative to the gas prices available to fertilizer producers in other regions of the world.

Farmers' Economics

        The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like their current liquidity, soil conditions, weather patterns and the types of crops planted.

Global Trade in Fertilizer

        In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values and governmental policies affecting trade and other matters. Changes in currency values alter our cost competitiveness relative to producers in other regions of the world.

        Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, the former Soviet Union, the Republic of Trinidad and Tobago and Venezuela are major exporters to North America.

        The domestic phosphate fertilizer industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Historically, China has been a major source of demand for the U.S. phosphate fertilizer industry. China's reliance on imported phosphate fertilizers has decreased over the last three years as a matter of Chinese government policy to achieve self sufficiency in these products. However, growth in demand in other international markets, including Latin America, India and Pakistan, has partially offset declining imports by China.

Political and Social Government Policies

        The political and social policies of governments around the world can result in the restriction of imports, the subsidization of domestic producers and/or the subsidization of exports. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by these political and social objectives.

Factors Affecting Our Results

        Net Sales.    Our net sales are derived from the sale of nitrogen and phosphate fertilizers and are determined by the quantities of nitrogen and phosphate fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors.

        Cost of Sales.    Our cost of sales includes manufacturing costs, product purchases and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, maintenance, direct labor and other plant overhead expenses. Purchased product costs primarily include the cost to buy ammonia for use in our phosphate fertilizer business and the cost to purchase nitrogen fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs prior to final shipment to customers.

        In mid-2003, we instituted a margin risk management approach utilizing our forward pricing program (FPP), which allows us to manage some of the risks created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. Through the third quarter of 2005, as our customers entered into forward nitrogen fertilizer purchase contracts with us, we locked in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. In the third quarter of 2005, due to the increased volatility of natural gas prices, we also began to satisfy FPP orders with a combination of inventory on hand and product purchases in addition to manufactured product. See "—Forward Pricing Program." As a result of fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses mainly consist of salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes, insurance and professional service fees. We expect to incur higher selling, general and administrative expenses as a result of the consummation of our initial public offering. These expenses include additional legal and corporate governance expenses, share-based awards, salary and payroll-related costs for additional accounting staff, director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage.

        Other Operating—Net.    Other operating—net includes the costs associated with our Bartow phosphate facility (which has been largely idle since 1989) and other costs that do not relate directly to our central operations. Bartow facility costs include provisions for phosphogypsum stack and cooling pond closure costs and costs associated with the cessation of operations. The term "other costs" refers to amounts recorded for environmental remediation for other areas of our business, litigation expenses and impairment charges for goodwill.

        Interest Expense.    Our interest expense includes the interest on our long-term debt and notes payable, annual fees on our senior secured revolving credit facility and amortization of the related fees required to execute financing agreements.

        Interest Income.    Our interest income represents amounts earned on our cash and cash equivalents and short-term investments.

        Minority Interest.    Amounts reported as minority interest represent the 34% minority interest in the net operating results of CFL, our consolidated Canadian joint venture. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Two of our pre-IPO owners own 17% of CFL's voting common stock, including GROWMARK which owns 9%. The remaining 34% of the voting common stock and non-voting preferred stock of CFL is held by Westco. We designate four members of CFL's nine-member board of directors, which also has one member designated by each of our two pre-IPO owners that own an interest in CFL and three members designated by Westco.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. The management agreement and the product purchase agreement are each terminable by either us or CFL upon twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Westco annually based on the respective quantities of product purchased from CFL. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year that we purchased more than 66% of Medicine Hat's production. We and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

        Impairment of Investments in Unconsolidated Subsidiaries.    Impairment of investments in unconsolidated subsidiaries represents the write-down of the carrying value of our investments in our joint ventures.

        Income Taxes.    Upon completion of our IPO on August 16, 2005, we ceased to be a cooperative for federal income tax purposes. Our income taxes through that date reflected our consolidated tax provision or tax benefit as determined under our prior status as a nonexempt cooperative. As a cooperative, we could declare distributions in the form of patronage. Patronage is defined as the distribution of the excess of revenues over costs arising from business done with owners of a cooperative. Patronage is deductible for income tax purposes, provided that at least 20% of the total distribution is paid in cash. While we are no longer eligible for taxation as a cooperative, CFL will continue to operate as a cooperative for Canadian tax purposes. As such, CFL's earnings are, and will continue to be, available for distribution as patronage. Excluding any deductions related to patronage, as a cooperative we were subject to corporate rates as provided in the Internal Revenue Code.

        As of December 31, 2004, CF Industries, Inc. had total net operating loss carryforwards of $311.3 million. A gross deferred tax asset of $124.3 million related to these net operating loss carryforwards is included on our December 31, 2004 balance sheet. Upon the completion of our initial public offering and the related reorganization transaction on August 16, 2005, we ceased to be a cooperative. During the third quarter of 2005, we recorded a non-cash charge of $99.9 million to "Income tax provision" to establish a 100% valuation allowance against the gross deferred tax asset related to net operating loss carryforwards remaining as of August 16, 2005. The gross deferred tax asset related to CF Industries, Inc.'s net operating loss carryforwards was generated from business conducted with our pre-IPO owners when we were a cooperative for tax purposes. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset would be realizable after we ceased to be a cooperative for tax purposes.

        We also entered into a net operating loss agreement, or NOL Agreement, on August 16, 2005 with our pre-IPO owners that will determine the future treatment of the net operating loss carryforwards. Under the NOL Agreement, if it is finally determined that our net operating loss carryforwards can be used after we are no longer a cooperative, we will pay our pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved after the completion of our initial public offering from utilizing the net operating loss carryforwards related to our former cooperative status. These payments, if any, will be made only after it has been finally determined that utilization of the net operating losses has provided us with actual tax savings. The NOL Agreement does not require that we operate in a way that maximizes the use of our cooperative-related net operating loss carryforwards. Costs incurred after completion of our initial public offering in pursuing a determination regarding the usability of these net operating loss carryforwards are borne by our pre-IPO owners.

CF INDUSTRIES HOLDINGS, INC.

        In 2003, CFL, which operates as a cooperative, received a notice of proposed adjustment from the Canada Revenue Agency, or CRA, as a result of its audit of the tax years 1997 through 2000. The CRA's position was that we did not deal on an arms-length basis with CFL and, therefore, the tax deduction for management fees paid by CFL to us for the years under audit should not be allowed. The CRA completed the audit in December 2004 with no resulting assessment for the years 1997 through 2004. The CRA has reserved the right to reopen the arms-length issue for years after 2004.

        On May 13, 2005, the Canadian Income Tax Act was amended to disallow the deduction of certain patronage distributions paid after March 22, 2004 to non-arms-length parties. In the settlement of CFL's tax audit for the years 1997 through 2000, the CRA agreed that CFL has operated at arms-length with CF Industries with respect to deductibility of patronage payments to CF Industries for the 2004 tax year. It is unknown what impact, if any, this legislation will have on CFL's deductibility of patronage distributions in future years.

        In 2004, the CRA initiated and we settled a Canadian income tax audit of our subsidiary corporation CF Chemicals, Ltd., or CFCL, through which we operate CFL, for the tax years 1997 through 2004. Completion of the audit resolved a transfer pricing issue involving the allocation of certain income from CFL to us and CFCL. The settlement reached with the CRA increased the allocation of the income to CFCL but did not have a material impact on our financial statements.

        CFL distributes all of its earnings from the sale of fertilizer as patronage dividends to its customers for fertilizer, including us. For Canadian income tax purposes CFL is permitted to deduct an amount equal to the patronage dividends it paid to its customers, provided that certain Canadian income tax requirements are met. While CFL is not currently under audit by the Canadian tax authorities, CFL received a preliminary inquiry from the CRA in 2005 which questions whether CFL's past patronage distributions have met the requirements for full deductibility under Canadian income tax law. The past years that would be affected by this inquiry are 2002 through 2004. While CFL believes its allocation method complied with applicable law, CFL could be subject to Canadian income tax liabilities (exclusive of interest and penalties) for 2004, 2003 and 2002 of $26.1 million, $8.0 million and $6.2 million, respectively, and additional material Canadian income tax liabilities for future periods, including $18.0 million for 2005, if its allocation method were determined to fail to meet the requirements for deductibility under Canadian tax law. We have a 66% economic interest in CFL.

        Equity in Earnings (Loss) of Unconsolidated Subsidiaries—Net of Taxes.    Equity in earnings (loss) of unconsolidated subsidiaries—net of taxes represents our share of the net earnings (loss) of the joint ventures in which we have an ownership interest.

Results of Operations

        The following tables present our consolidated results of operations:

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Post-Initial Public Offering (IPO) Information
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Net loss	$(112.3)

Basic and diluted weighted average shares outstanding	55.0
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Basic and diluted net loss per share	$(2.04)

	Years ended December 31,
	2005	2004	2003	2005 v. 2004	2004 v. 2003
	(in millions, except per share amounts)
Net sales	$1,908.4	$1,650.7	$1,369.9	$257.7	$280.8
Cost of sales	1,699.2	1,434.6	1,335.5	264.6	99.1

Gross margin	209.2	216.1	34.4	(6.9)	181.7
Selling, general and administrative	57.0	41.8	38.4	15.2	3.4
Other operating—net	14.1	25.1	1.6	(11.0)	23.5

Operating earnings (loss)	138.1	149.2	(5.6)	(11.1)	154.8
Interest expense	14.0	22.7	23.9	(8.7)	(1.2)
Interest income	(14.6)	(5.9)	(2.3)	(8.7)	(3.6)
Loss on extinguishment of debt	28.3	—	—	28.3	—
Minority interest	17.8	23.1	6.0	(5.3)	17.1
Impairment of investments in unconsolidated subsidiaries	—	1.1	—	(1.1)	1.1
Other non-operating—net	0.1	(0.8)	(0.6)	0.9	(0.2)

Earnings (loss) before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	92.5	109.0	(32.6)	(16.5)	141.6
Income tax provision (benefit)	128.7	41.4	(12.6)	87.3	54.0
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	0.1	1.6	(0.1)	(1.5)

Earnings (loss) before cumulative effect of a change
in accounting principle	(36.2)	67.7	(18.4)	(103.9)	86.1
Cumulative effect of a change in accounting principle—net of taxes	(2.8)	—	—	(2.8)	—

Net earnings (loss)	$(39.0)	$67.7	$(18.4)	$(106.7)	$86.1

Pro forma Earnings (Loss) Per Share(1)
Basic and diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$(0.66)	$1.23	$(0.33)	$(1.89)	$1.56
Cumulative effect of a change in accounting principle—net of taxes	(0.05)	—	—	(0.05)	—

Basic and diluted net earnings (loss) per share	$(0.71)	$1.23	$(0.33)	$(1.94)	$1.56

Basic and diluted weighted average shares outstanding	55.0	55.0	55.0

(1)
Represents the pro forma basic and diluted earnings per share calculations as if the weighted average number of shares issued in the initial public offering were outstanding as of December 31, 2002. See Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding pro forma earnings (loss) per share.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        In 2005, the domestic nitrogen fertilizer industry, which benefited from tight global supply conditions through most of the year, was adversely impacted by rising natural gas prices in the third and fourth quarters of the year. The domestic phosphate fertilizer industry continued to show improvement due primarily to strong export demand earlier in 2005 and a tighter domestic supply/demand balance in the second half of the year due to hurricane-related production curtailments. Our total gross margin decreased by approximately $6.9 million, or 3%, to $209.2 million in 2005 from $216.1 million in 2004 due largely to deteriorating nitrogen fertilizer market conditions in the latter part of the year, partially offset by increased selling prices for phosphate fertilizers. The net loss of $39.0 million in 2005 included a $99.9 million non-cash charge to record a valuation allowance against the deferred tax asset related to our net operating loss carryforwards generated during our pre-IPO operations as a cooperative, a $6.1 million refund of Canadian income taxes, the cumulative effect of a change in accounting principle related to our accounting for conditional asset retirement obligations that reduced net earnings by $2.8 million, a $28.3 million loss on the early extinguishment of debt, a gain of approximately $14.0 million on our derivatives due to the early termination of hedge positions recognized in the third quarter, an increase of $11.1 million in Bartow phosphogypsum stack asset retirement costs related to revised engineering estimates, and $9.3 million of unrealized mark-to-market losses on natural gas derivatives.

Net Sales

        Our net sales increased 16% to $1.9 billion in 2005 compared to $1.7 billion in 2004, due to higher average selling prices and an increase in phosphate fertilizer sales volumes, partially offset by a decrease in nitrogen fertilizer sales volumes. Nitrogen fertilizer prices in 2005 averaged 19% higher than the prices for similar products in the comparable period of 2004 reflecting strong demand and tight supply. Phosphate fertilizer prices in 2005 were 10% higher than corresponding prices in 2004, resulting primarily from strong international demand during the first half of the year and tight domestic supply during the second half of 2005. Our total annual sales volume was 8.4 million tons in 2005 as compared to 8.5 million tons in 2004, as a 109,000 ton increase in tons of phosphate fertilizers sold in 2005 was more than offset by a 174,000 ton decrease in the number of tons of nitrogen fertilizers sold.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged $202 per ton in 2005 compared to $164 per ton in 2004, an increase of 23%, primarily due to higher natural gas prices as well as higher purchased product costs. Phosphate fertilizer cost of sales averaged $200 per ton in 2005 compared to $187 per ton in the prior year, an increase of 7%, mainly due to higher phosphate rock and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 36% to $57.0 million in 2005 compared to $41.8 million in 2004. The $15.2 million increase in 2005 was largely due to increased administrative expenses related to completion of our initial public offering ($6.5 million), our long-term incentive plan ($3.3 million), including expenses associated with the termination of the plan upon completion of our initial public offering, and compensation expense associated with our stock-based awards ($3.2 million).

Other Operating—Net

        Other operating—net decreased to $14.1 million in 2005 from $25.1 million in 2004. The $11.0 million decrease was due primarily to a $4.6 million decrease in costs related to the Bartow facility in 2005 compared to 2004, $2.2 million of gains realized in 2005 on the sales of a previously idled distribution terminal and excess land at our Bartow complex, and a $3.4 million provision recorded in 2004 for environmental remediation requirements at our Ahoskie, North Carolina nitrogen facility, which has been closed for 23 years. An $11.8 million charge was recorded in the fourth quarter of 2004 for future expenditures to treat water at Bartow and other Bartow environmental remediation requirements. Prior to that time, Bartow water treatment costs were expensed as incurred. A decrease in recurring Bartow water treatment expense in 2005 was partially offset by $11.1 million of adjustments to Bartow phosphogypsum stack asset retirement costs as a result of revised engineering estimates. The decrease in recurring Bartow water treatment expense in 2005 was due to the accounting treatment prior to the fourth quarter of 2004. For a detailed explanation of the accounting for water treatment costs at Bartow, please refer to Note 9 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Interest—Net

        Interest-net swung to $0.6 million of net interest income in 2005 from $16.8 million of net expense in 2004. Interest expense decreased 38% to $14.0 million in 2005 from $22.7 million in 2004, primarily due to lower average debt outstanding in 2005. The decrease in debt outstanding in 2005 was due to scheduled principal payments as well as the full repayment of our term notes. Interest income more than doubled to $14.6 million in 2005 from $5.9 million in 2004 as a result of higher average rates of return and, to a lesser extent, higher average balances of invested cash.

Loss on Extinguishment of Debt

        The $28.3 million loss on extinguishment of debt in 2005 consists of a $26.4 million penalty associated with the prepayment of our term notes and the write-off of $1.9 million of unamortized financing fees related to our long-term debt and our previous senior secured revolving credit facility.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The decrease in 2005 was due to reduced CFL operating results. The deterioration in CFL operating results reflects weaker market conditions for nitrogen fertilizers, particularly in the latter half of 2005.

Income Taxes

        Our income tax provision in 2005 included a non-cash charge of $99.9 million recorded in the third quarter, as previously discussed, a $6.1 million refund of Canadian income taxes received in the third quarter as well as the normal provision for income taxes on earnings. Our effective tax rate (exclusive of the $99.9 million non-cash charge and the $6.1 million refund of Canadian income taxes) was 38% in both 2005 and 2004. An increase in our 2005 effective tax rate due to the tax effect of expenses associated with our initial public offering, which are not deductible for income tax purposes, was offset by a tax benefit for adjustments for prior years' tax returns.

Cumulative Effect of a Change in Accounting Principle—Net of Taxes

        In the fourth quarter of 2005, we recorded additional asset retirement obligations due to implementation of FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations and recorded a related charge for the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle reduced net earnings in 2005 by $2.8 million. For a discussion of the cumulative effect of a change in accounting principle, please see the "Overview" section of this discussion and analysis.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        In 2004, the nitrogen fertilizer industry benefited from tight global supply conditions, while the domestic phosphate fertilizer industry strengthened due to strong export demand. Our total gross margin increased by approximately $181.7 million, or 528%, from $34.4 million in 2003 to $216.1 million in 2004 due largely to improved market conditions for both nitrogen and phosphate fertilizers. Net earnings improved to $67.7 million in 2004 compared to a net loss of $18.4 million in 2003, primarily reflecting stronger market conditions for all fertilizers. To a lesser degree, our increased profitability in 2004 was also due to our new approach to the marketplace and measures implemented to improve asset utilization and reduce costs.

Net Sales

        Our net sales increased 20% to $1.7 billion in 2004 compared to $1.4 billion in 2003, largely due to higher average selling prices and a slight increase in sales volume. Our total sales volume increased 4% to 8.5 million tons in 2004 versus 8.2 million tons in 2003, due to stronger industry conditions and increased market penetration with customers other than our pre-IPO owners and Westco. Nitrogen fertilizer prices in 2004 averaged 15% higher than the prices for similar products in 2003, reflecting strong demand and tight supply. Phosphate fertilizer prices in 2004 were 21% higher than corresponding prices in 2003, resulting primarily from strong international demand.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged $164 per ton in 2004 compared to $158 per ton in 2003, an increase of 4%, primarily due to higher natural gas prices. Phosphate fertilizer cost of sales averaged $187 per ton in 2004 compared to $177 per ton in 2003, an increase of 6%, mainly due to higher ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 9% to $41.8 million in 2004 compared to $38.4 million in 2003. The increase in 2004 was largely due to increased expenses related to performance-based management incentive compensation, which were offset partially by lower payroll costs resulting from staff reductions and lower outside consulting fees.

Other Operating—Net

        Other operating—net increased from $1.6 million in 2003 to $25.1 million in 2004. The $23.5 million increase was due primarily to the following: a $10.5 million credit to Bartow phosphogypsum stack asset retirement costs (related to revised engineering estimates) in 2003 that did not recur in 2004; a $7.1 million charge recorded in 2004 for future expenditures to treat water stored in the Bartow phosphogypsum stack system; and a $4.7 million provision recorded in 2004 for other Bartow environmental remediation requirements.

        Other operating—net in 2004 also includes a $3.4 million provision for environmental remediation requirements at our Ahoskie, North Carolina nitrogen facility, which has been closed for 23 years.

Interest—Net

        Net interest expense decreased 22% from $21.6 million in 2003 to $16.8 million in 2004. Interest expense decreased 5% from $23.9 million in 2003 to $22.7 million in 2004 primarily due to scheduled debt reduction, while interest income increased 157% from $2.3 million in 2003 to $5.9 million in 2004 as a result of higher average balances of invested cash.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in 2004 was due to improved 2004 CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers.

Impairment of Investments in Unconsolidated Subsidiaries

        Impairment of investments in unconsolidated subsidiaries in 2004 consisted of a $1.1 million write-off of our investment in Big Bend Transfer Co., L.L.C., or BBTC, our joint venture to construct and operate a dry sulfur remelting facility in Tampa, Florida. We wrote off our investment in BBTC due to a fundamental shift in the economics of converting dry sulfur to liquid. In the intervening five years since the joint venture discussions were initiated, domestic supplies of attractively-priced molten sulfur have increased substantially pursuant to increased production of cleaner grades of gasoline, which is expected to continue in the future.

Income Taxes

        Our effective tax rate in 2004 was 38% compared to 39% in 2003. The decrease in the effective tax rate from 2003 to 2004 was due largely to lower effective state income tax rates. Our income tax provision for 2004 was $41.4 million compared to a net tax benefit of $12.6 million in 2003, primarily due to improved operating results.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries—Net of Taxes

        Equity in earnings of unconsolidated subsidiaries—net of taxes decreased from $1.6 million in 2003 to $110,000 in 2004, due to lower operating results of our CF Martin Sulphur joint venture.

Segment Review

        Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The following segment tables exclude information regarding our potash sales that were discontinued in 2003.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Years ended December 31,
	2005	2004	2003	2005 v. 2004	2004 v. 2003
	(in millions, except as noted)
Net sales	$1,469.7	$1,273.9	$1,058.2	$195.8	$215.7
Cost of sales	1,296.8	1,080.1	999.6	216.7	80.5

Gross margin	$172.9	$193.8	$58.6	$(20.9)	$135.2
Gross margin percentage	11.8%	15.2%	5.5%
Tons of product sold (000's)	6,429	6,603	6,309	(174)	294
Sales volume by product (000's)
Ammonia	1,382	1,438	1,475	(56)	(37)
Urea	2,518	2,513	2,572	5	(59)
UAN	2,483	2,593	2,228	(110)	365
Other nitrogen products	46	59	34	(13)	25
Average selling price per ton by product
Ammonia	$316	$278	$236	$38	$42
Urea	249	205	172	44	33
UAN	162	137	119	25	18
Cost of natural gas (per mmBTU)
Donaldsonville facility	$7.12	$5.60	$5.20	$1.52	$0.40
Medicine Hat facility	6.83	5.10	4.74	1.73	0.36
Average daily market price of natural gas (per mmBTU)
Henry Hub (Louisiana)	$8.86	$5.85	$5.44	$3.01	$0.41
AECO (Alberta)	7.26	5.04	4.72	2.22	0.32
Depreciation, depletion and amortization	$63.0	$71.4	$69.9	$(8.4)	$1.5
Capital expenditures	$44.4	$13.8	$14.2	$30.6	$(0.4)
Production volume by product (000's)(1)
Ammonia(2)	2,778	3,356	3,082	(578)	274
Granular urea	2,065	2,322	2,378	(257)	(56)
UAN (28%)	2,256	2,640	2,276	(384)	364

(1)
Total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Westco, our joint venture partner in CFL.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Net Sales.    Nitrogen fertilizer net sales increased 15% to $1.5 billion in 2005 compared to $1.3 billion in 2004, as higher average selling prices more than offset a decrease in sales volume. Ammonia, urea and UAN sales prices increased by 14%, 21% and 18%, respectively, in 2005 compared to the prior year. The increase in ammonia prices in the first half of 2005 was due to strong U.S. demand and tight supply conditions in midwestern U.S. markets. During the last half of 2005, the sharp increase in natural gas prices and the resulting drop in domestic production caused ammonia prices to increase. Urea prices increased in 2005 due to a tight world market caused by plant outages abroad, reduced domestic production resulting from higher natural gas prices and the impact of increased buying related to demand that had been deferred from previous periods. An improved overall nitrogen fertilizer market earlier in 2005, combined with tight supplies resulting from reduced domestic production later in the year because of higher natural gas prices, supported higher UAN selling prices in 2005. Our nitrogen fertilizer sales volume decreased 3% in 2005 to 6.4 million tons as compared to 6.6 million tons sold in 2004. Although both ammonia and UAN sales volumes decreased by 4% from 2004, urea sales volume was comparable to the prior year. The decrease in ammonia sales volume was primarily due to the loss of sales out of our Tampa, Florida terminal due to the loss of a key customer. UAN sales volume declined in 2005 due to reduced supply availability resulting from scheduled plant turnarounds and production and shipping disruptions caused by two hurricanes.

        Cost of Sales.    Total cost of sales of nitrogen fertilizers averaged $202 per ton in 2005 compared to $164 per ton in 2004, an increase of 23%, largely due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses, partially offset by the favorable impact of the early termination of certain natural gas hedge positions associated with our forward pricing program. The overall weighted average cost of natural gas supplied to our Donaldsonville and CFL's Medicine Hat facilities increased by 29% in 2005 versus the cost in 2004, mainly due to continued tight market conditions for natural gas and the impact of the two gulf hurricanes. Purchased product costs were approximately $57.3 million higher in 2005 than in 2004, due to additional quantities purchased to meet sales commitments as well as the overall increase in nitrogen fertilizer prices previously discussed. As previously mentioned, we recognized as a reduction of cost of sales in the third quarter of 2005, a gain of approximately $14.0 million which arose from the early termination of FPP-related natural gas positions. We also recognized $9.3 million of unrealized mark-to-market losses on derivatives in the fourth quarter of 2005 as an increase in cost of sales due to our discontinuation of hedge accounting. See the "Overview" section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

        During 2005, we sold approximately 4.5 million tons of nitrogen fertilizer under our forward pricing program, representing approximately 70% of our nitrogen fertilizer sales volume. In 2004, we sold approximately 3.6 million tons of nitrogen fertilizers under this program, representing approximately 54% of our nitrogen fertilizer sales volume for the year.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net Sales.    Nitrogen fertilizer net sales increased 20% to $1.3 billion in 2004 compared to $1.1 billion in 2003, due to both higher average selling prices and an increase in sales volume. Nitrogen fertilizer sales volume increased 5% to 6.6 million tons in 2004 compared to 6.3 million tons in 2003 due to stronger industry conditions and increased market penetration with customers other than our pre-IPO owners and Westco. Declines in ammonia and urea sales volume of 3% and 2%, respectively, in 2004 compared to 2003 were more than offset by a 16% increase in UAN sales volumes. These strong overall UAN sales in 2004 resulted primarily from our continuing efforts to expand our customer base. Overall nitrogen fertilizer sales volume to customers other than our pre-IPO owners and Westco increased from 28% of total nitrogen fertilizer sales volume in 2003 to 40% of total nitrogen fertilizer sales volume in 2004. Overall nitrogen fertilizer prices in 2004 averaged 15% higher than the prices for similar products in 2003 on a per ton of product basis, reflecting strong demand and tight supply caused largely by production outages at foreign producers in the face of continuing strong worldwide demand for nitrogen fertilizers.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $164 per ton in 2004 compared to $158 per ton in 2003, an increase of 4%, due to higher natural gas prices and higher purchased product costs. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility increased by 8% in 2004 versus the cost in 2003 due to continued tight supply of natural gas and high prices for crude oil and other energy substitutes. Purchased product costs were approximately $16 million higher in 2004 than in 2003, due to the overall increase in nitrogen fertilizer prices previously discussed.

        We instituted our forward pricing program in mid-2003. During 2004, we sold approximately 3.6 million tons of nitrogen fertilizers under this program, representing approximately 54% of our nitrogen fertilizer sales volume for the year.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Years ended December 31,
	2005	2004	2003	2005 v. 2004	2004 v. 2003
	(in millions, except as noted)
Net sales	$438.7	$376.8	$309.8	$61.9	$67.0
Cost of sales	402.4	354.5	334.1	47.9	20.4

Gross margin (loss)	$36.3	$22.3	$(24.3)	$14.0	$46.6
Gross margin percentage	8.3%	5.9%	(7.8)%
Tons of product sold (000's)	2,009	1,900	1,892	109	8
Sales volume by product (000's)
DAP	1,583	1,549	1,627	34	(78)
MAP	426	351	252	75	99
Other phosphate fertilizers	—	—	13	—	(13)
Domestic vs export sales of DAP/MAP (000's)
Domestic	1,392	1,218	1,718	174	(500)
Export	617	682	161	(65)	521
Average selling price per ton by product
DAP	$217	$197	$163	$20	$34
MAP	223	204	172	19	32
Depreciation, depletion and amortization	$32.0	$35.1	$33.9	$(3.1)	$1.2
Capital expenditures	$25.6	$16.2	$13.7	$9.4	$2.5
Production volume by product (000's)
Phosphate rock	3,647	3,280	3,011	367	269
Sulfuric acid	2,507	2,455	2,279	52	176
Phosphoric acid as P2O5	978	967	892	11	75
DAP/MAP	1,945	1,933	1,797	12	136

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Net Sales.    Phosphate fertilizer net sales increased 16% to $438.7 million in 2005 compared to $376.8 million in 2004, due to a combination of higher average selling prices and increased sales volume. Our total level of phosphate fertilizer sales of 2.0 million tons in 2005 represented an increase of 6% compared to 2004. Within our total phosphate fertilizer sales, sales of DAP/MAP to domestic customers increased by 14%, totaling 1.4 million tons in 2005, compared to 1.2 million tons in 2004. The increase in sales to domestic customers in 2005 as compared to 2004 is due to increased market penetration. Average phosphate fertilizer prices in 2005 increased by 10% compared to prices in 2004, due largely to strong international phosphate fertilizer demand in the first half of the year, as well as the impact of domestic industry production cuts occurring mainly over the second half of 2005.

        Cost of Sales.    Phosphate cost of sales averaged $200 per ton in 2005 compared to $187 per ton in 2004. The 7% increase was mainly due to higher phosphate rock costs and higher ammonia costs. Phosphate rock costs increased by 17% in 2005 compared to 2004 due primarily to increased costs resulting from less favorable mining conditions over the first six months of 2005. Ammonia prices increased by 10% in 2005 compared to 2004, reflecting stronger global market conditions mainly in the last three quarters of 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net Sales.    Phosphate fertilizer net sales increased 22% to $376.8 million in 2004 compared to $309.8 million in 2003, largely due to higher average selling prices. Although our overall level of phosphate fertilizer sales of 1.9 million tons in 2004 approximated 2003 sales, the composition of our 2004 sales shifted significantly, with substantial increases in export sales and sales to domestic customers other than our pre-IPO owners. Overall export sales of DAP/MAP increased 324%, totaling 682,000 tons in 2004 compared to 161,000 tons in 2003. Phosphate fertilizer sales volume to customers other than our pre-IPO owners increased from 18% of total phosphate fertilizer sales volume in 2003 to 47% of total phosphate fertilizer sales volume in 2004. Average phosphate fertilizer prices in 2004 increased 21% compared to 2003, due to strong aggregate demand.

        Cost of Sales.    Phosphate cost of sales averaged $187 per ton in 2004 compared to $177 per ton in 2003, an increase of 6%, mainly due to higher ammonia costs in 2004, partially offset by lower maintenance costs. Compared to 2003, ammonia prices in 2004 increased approximately 24%, primarily reflecting tighter global market conditions. Maintenance costs at our Plant City phosphate fertilizer complex were $6.4 million lower in 2004 than in 2003 due to a higher level of discretionary maintenance projects being completed in 2003.

Liquidity and Capital Resources

        The primary sources of cash for working capital, capital expenditures and acquisitions are operating cash flow and our senior secured revolving credit facility. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business.

Cash Balances

        As of December 31, 2005, we had cash and cash equivalents of $37.4 million, short-term investments of $179.3 million and a $131.6 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2004, the comparable amounts were $50.0 million, $369.3 million and $211.5 million, respectively. Our short-term investments consist of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows, and credit available under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of December 31, 2005 we had $192.6 million available under our revolving credit facility.

Debt

        As of December 31, 2005, we had no long-term debt, compared to $254.7 million of long-term debt, including current maturities, as of December 31, 2004. Notes payable, representing amounts owed to the CFL minority interest holder stemming from shareholder advances, were $4.2 million as of December 31, 2005 compared to $4.1 million as of December 31, 2004.

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

There was $192.6 million of available credit under the senior secured revolving credit facility and no outstanding borrowings or letters of credit as of December 31, 2005.

        On August 17, 2005, we repaid in full $235.6 million of our outstanding term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments.

Capital Spending

        Capital expenditures are made to sustain our asset base, to increase our capacity and to improve plant efficiency. In response to the difficult industry environment over the last several years, we had deferred non-essential capital expenditures whenever it was possible to do so without compromising the operational integrity of our facilities or the safety of our employees. The $35.7 million increase in capital expenditures in 2005 as compared to 2004 related primarily to greater plant turnaround activity during the year. We expect to spend approximately $80 million on capital expenditures in 2006 and $70 million in 2007. These amounts include approximately $15 million in each year for capital expenditures at CFL, of which we are obligated to fund 66%. These amounts do not include expenditures related to opportunities for new investment, such as the project to construct a world-scale ammonia and UAN manufacturing facility in the Republic of Trinidad and Tobago, which we are currently evaluating along with Terra Industries and ANSA McAL.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are subject to financial assurance requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation required at our facilities. To date, these financial assurance requirements were satisfied without the need for any expenditure of corporate funds if our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks, we intend to establish a cash deposit arrangement (fund) to meet such obligations to take advantage of a Safe Harbor provision of the new regulations. In 2006, we expect to contribute approximately $11.1 million to the fund earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage our wastewater upon closure of the stacks. Over the next ten years, we expect to contribute between $2 million and $8 million annually to the fund. These funding estimates are based upon an assumed rate of return of 4% on invested funds. The amount of money that will accumulate in the fund by the end of the initial ten-year funding period, including interest earned on contributed funds, is currently expected to be approximately $85 million. After the initial ten years of funding, contributions to the fund are expected to average approximately $0.4 million annually for the following 17 years. The fund is expected to reach approximately $170 million by 2032 assuming a 4% return on the invested funds. The amounts recognized as expense in our operations pertaining to phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. These expense amounts are expected to differ from the anticipated contributions to the fund, which are based on the guidelines set forth in the Florida regulations. Ultimately, the cash in this fund will be used to settle the asset retirement obligations.

        Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. We will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility in Florida may be provided by passage of a financial test. In the event we can not meet the financial test, we will have the option, based on current regulations, to demonstrate financial responsibility with a cash deposit arrangement.

Other Liquidity Requirements

        We offer a forward pricing program (FPP) to our customers under which product may be ordered for future delivery, with a substantial portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. See "—Forward Pricing Program." While customer advances were a significant source of liquidity in 2005 and 2004, the level of sales under the FPP is affected by many factors, including current market conditions and our customers' expectations of future market fundamentals. As of December 31, 2005 and December 31, 2004, we had approximately $131.6 million and $211.5 million, respectively, of customer advances on our balance sheet. The lower level in 2005 reflects the uncertainty that existed in the fertilizer market in the latter part of the year due to high natural gas prices, and the corresponding hesitancy of our customers to make commitments. There can be no assurance that we will transact the same percentage of our business under the FPP in the future. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to our lack of history with this program and the volatility inherent in our business, we cannot estimate the amount of FPP sales activity.

        We paid cash dividends of $1.1 million on outstanding common stock during the fourth quarter and full year of 2005. This amount represents an annual rate equal to approximately $0.08 per share. We expect to pay quarterly dividends at such a rate for the foreseeable future. Under certain conditions, our new $250 million senior secured revolving credit facility limits our ability to pay dividends.

        We also funded contributions to our U.S. and Canadian pension plans totaling $8.6 million, primarily in the fourth quarter of 2005. We expect to contribute $8.4 million to our pension plans in 2006.

Cash Flows

Operating Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Net cash generated from operating activities in 2005 was $137.2 million compared to $344.2 million in 2004. The $207.0 million decrease in cash provided by operating activities in 2005 was primarily due to a $204.2 million increase in cash used to fund working capital. Net changes in working capital consumed $103.7 million of cash in 2005 compared to $100.5 million of cash generated by working capital reductions in 2004. During 2005, accounts receivable increased by $9.2 million, inventories increased by $8.9 million, net product exchange assets increased by $14.8 million and customer advances decreased by $79.9 million, resulting in a net use of cash of $112.8 million, which was partially offset by a $10.2 million decrease in margin deposits. The increase in accounts receivable was due to higher selling prices in December of 2005 versus December of 2004 and reduced sales volume shipped under the forward pricing program for which a substantial portion of the sales proceeds is generally received prior to shipment. The increase in inventories was due to higher per unit manufacturing costs and increased prices for purchased products, which were partially offset by reduced quantities held at December 31, 2005. The decrease in customer advances was primarily due to lower levels of forward sales on order as of December 31, 2005 as compared to December 31, 2004. The $100.5 million of cash generated by changes in working capital in 2004 was primarily due to a $45.5 million increase in customer advances, a $41.4 million decrease in accounts receivable and a $44.1 million increase in accounts payable and accrued expenses. The increase in customer advances in 2004 was due primarily to higher levels of forward sales on order as of December 31, 2004 as compared to December 31, 2003. The decrease in accounts receivable was due primarily to an increase in sales volume shipped under the forward pricing program for which a substantial portion of the sales proceeds is generally received prior to shipment. The increased accounts payable and accrued expenses were largely related to higher trade credit obligations to our gas suppliers, reflecting higher natural gas prices.

        On the consolidated balance sheets as of December 31, 2004 and December 31, 2003, amounts owed and due from product exchanges have been reclassified from a net amount in inventory to current assets and current liabilities to conform to the 2005 presentation. On the consolidated statements of cash flows, corresponding adjustments have been made to inventory and product exchanges—net. These reclassifications had no impact on previously reported net income (loss) or cash flow from operations.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net cash generated from operating activities in 2004 was $344.2 million compared to $136.9 million in 2003. The $207.3 million improvement in cash flows from operating activities in 2004 was due primarily to a $154.8 million improvement in operating earnings and a $24.6 million increase in cash generated by changes in working capital. Net changes in working capital generated $100.5 million of cash flow in 2004 compared to $75.9 million generated in 2003. In 2004, accounts receivable decreased by $41.4 million, accounts payable and accrued expenses increased $44.1 million and customer advances increased $45.5 million. The decrease in accounts receivable was due primarily to an increase in sales volume shipped under the forward pricing program for which a substantial portion of the sales proceeds is generally received prior to shipment. The increased accounts payable and accrued expenses were largely related to higher trade credit obligations to our gas suppliers, reflecting higher natural gas prices. The increase in customer advances in 2004 was due to expanded participation in our forward pricing program. The net positive effects from the above changes in operating cash flows were partially offset by a $30.0 million increase in inventories due to higher raw material prices and a $4.1 million increase in margin deposits due primarily to higher margin requirements. The primary reason for the $75.9 million source of cash in working capital in 2003 was the $126.1 million increase in customer advances due to expanded customer participation in our forward pricing program, which we instituted in 2003. The increase in cash flow from customer advances was partially offset by a $16.6 million increase in accounts receivable, a $21.1 million increase in margin deposits and a $10.7 million decrease in net product exchange liabilities. The increase in accounts receivable was due primarily to increased net sales, and the increase in margin deposits was related to natural gas hedges established as of December 31, 2003.

Investing Activities

Years Ended December 31, 2005, 2004 and 2003

        Net cash provided by investing activities was $139.3 million in 2005, as compared to net cash used in investing activities of $309.3 million and $78.6 million in 2004 and 2003, respectively. Additions to property, plant and equipment-net accounted for $69.4 million, $33.7 million, and $28.7 million in 2005, 2004 and 2003, respectively. Net sales of short-term investments were $190.1 million during 2005 as compared to net purchases of $277.6 million and $53.1 million during 2004 and 2003, respectively. The $448.6 million swing in cash provided by investing activities was primarily due to short-term investments activity. The level of short-term investments, generally auction rate securities that we liquidate as required over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. The increase in additions to property, plant and equipment-net in 2005 was due primarily to a $23.6 million increase in plant turnaround costs incurred in 2005 as compared to 2004. The $18.6 million of proceeds from sale of unconsolidated subsidiary represents the cash realized from the July 15, 2005 sale of our interest in our CF Martin Sulphur joint venture to our joint venture partner, an affiliate of Martin Resource Management.

Financing Activities

Years Ended December 31, 2005, 2004 and 2003

        Net cash used in financing activities was $290.7 million, $61.3 million and $40.4 million in 2005, 2004 and 2003, respectively. Payments on long-term debt of $254.8 million, $34.9 million and $33.4 million were made in 2005, 2004 and 2003, respectively. In conjunction with our initial public offering we repaid $235.6 million of our term debt and incurred the associated prepayment penalty of $26.4 million as previously discussed. At the end of 2005 and 2004, we did not have any outstanding borrowings under our revolving credit facilities. Distributions to minority interest were lower in 2005, as CFL's 2005 net earnings are expected to be distributed in 2006, whereas the majority of CFL's 2004 net earnings were distributed in 2004. The $715.4 million of proceeds from the issuance of common stock and the corresponding exchange of stock represent the proceeds from our initial public offering completed in the third quarter of

2005 and the subsequent payments to our pre-IPO owners. See the "Overview" section of this discussion and analysis for additional information about our initial public offering.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	After 2010	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	—	—	4.2	—	—	4.2
Interest payments on long-term debt and notes payable(1)	0.3	0.3	0.3	0.3	—	—	1.2
Other Obligations
Operating leases	18.6	13.2	6.3	4.5	1.3	0.2	44.1
Equipment purchases and plant improvements	6.3	1.1	—	—	—	—	7.4
Transportation(3)	18.6	16.3	14.7	15.1	15.6	243.6	323.9
Purchase obligations(4)(5)(6)	682.1	176.8	113.0	33.8	33.8	—	1,039.5

Total	$725.9	$207.7	$134.3	$57.9	$50.7	$243.8	$1,420.3

(1)
Based on debt balances and interest rates as of December 31, 2005. All our long-term debt was repaid on August 17, 2005. See the "Overview" section of this discussion and analysis for further information on the transaction.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on normal operating rates and contracted or spot prices, where applicable, as of December 31, 2005 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at December 31, 2005. Also includes minimum commitments to purchase ammonia, urea and UAN for resale in our markets and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of December 31, 2005 and actual prices may differ.

(5)
Liquid markets exist for the possible resale of the natural gas, ammonia, urea and UAN purchased for resale in our markets and ammonia and sulfur purchased for use in phosphate fertilizer production under the majority of these commitments, but gains or losses could be incurred on resale.

(6)
Purchase obligations do not include any amounts related to our financial hedges associated with natural gas purchases.

CF INDUSTRIES HOLDINGS, INC.

Other Long-Term Obligations

        As of December 31, 2005, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities and shutdown costs. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2006	2007	2008	2009	2010	After 2010	Total
	(in millions)
Asset retirement obligations(1)(2)	$11.4	$3.9	$5.1	$5.8	$5.5	$527.2	$558.9
Environmental remediation liabilities and shutdown costs	1.1	0.8	0.5	0.4	0.4	4.8	8.0

Total	$12.5	$4.7	$5.6	$6.2	$5.9	$532.0	$566.9

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $74.5 million as of December 31, 2005 and $52.7 million as of December 31, 2004. The increase in the present value of these future expenditures is due to recording changes in estimates on existing AROs as well as recording new conditional AROs, both as previously discussed.

    We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at CFL's Medicine Hat facility and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2005 dollars is between $10 million and $12 million. We do not currently believe that there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any cash flows for these AROs. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of our AROs. As described in "—Financial Assurance Requirements," we intend to set aside cash on a regular basis to a cash deposit arrangement (fund) established to cover costs associated with closure of our phosphogypsum stack system. This fund will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack system.

(2)
Cash flows occurring after 2010 are detailed in the following table.

        The following table details the undiscounted, inflation-adjusted estimated cash flows after 2010 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2011 - 23	2024 - 30	2031 - 34	2035 - 42	2043 - 47	After 2047	Total
	(in millions)
Asset retirement obligations after 2010 cash flows	$44.0	$20.1	$91.0	$85.0	$30.0	$257.1	$527.2

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.

Revenue Recognition

        We recognize revenue when title is transferred to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. In some cases, application of this policy requires that we make certain assumptions or estimates regarding a component of revenue, discounts and allowances, or creditworthiness of some of our customers. We base our estimates on historical experience, and the most recent information available to us, which can change as market conditions change.

Inventory Valuation

        We review our inventory balances at least quarterly, and more frequently if required by market conditions, to determine if the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operational plans for the inventory and historical price activity of inventory. If the carrying amount of our inventory exceeds its estimated net realizable value, we would immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales price ultimately realized were less than our initial estimate of net realizable value, additional losses would be recorded in the period of liquidation.

Asset Retirement Obligations and Environmental Remediation Liabilities

        Costs associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes and costs associated with land reclamation activities at our Hardee, Florida phosphate rock mine are accounted for in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. If the cost of closure can be reasonably estimated, asset retirement obligations (AROs) are recognized in the period in which the related assets are put into service. Costs associated with the cessation of operations at all of our facilities are accounted for in accordance with FIN No. 47—Accounting for Conditional Asset Retirement Obligations. This interpretation requires us to recognize a liability for AROs for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over their estimated useful life. The aggregate carrying value of all of our AROs was $74.5 million as of December 31, 2005 and $52.7 million as of December 31, 2004. The increase in the aggregate carrying value of these AROs is due to recording changes in estimates on existing AROs as well as recording new conditional AROs, both as previously discussed.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated consistent with the requirements of SFAS No. 5—Accounting for Contingencies. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $7.9 million as of December 31, 2005 and $11.7 million as of December 31, 2004.

        The actual amounts to be spent on AROs and environmental remediation liabilities will depend on factors such as the timing of activities, refinements in scope, technological developments and cost inflation, as well as present and future environmental laws and regulations. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. Changes in these estimates could have a material impact on our results of operations and financial position.

Recoverability of Long-Lived Assets

        We review the carrying values of our plant, property and equipment on a regular basis in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. If impairment of an asset has occurred, an impairment charge is recognized immediately. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The recoverability of the values associated with our long-lived assets is dependent upon future operating performance of the specific businesses to which the assets are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business.

Deferred Income Taxes

        Our deferred income tax assets and liabilities arise from tax net operating losses and temporary differences between income tax requirements and financial statement reporting. The most salient factors in this regard are typically depreciation and amortization, depletable mineral properties, retirement benefits and asset retirement obligations. We record a valuation allowance if we believe that it is more likely than not that a deferred tax asset will not be realized.

        The eventual realization of the deferred tax assets recorded depends on our ability to generate sufficient taxable income in future periods. Sources of future taxable income include reversals of existing temporary differences and operating earnings to be generated in future years. Estimates involving the projection of future earnings are subject to significant uncertainties and, therefore, are highly susceptible to change. Changes in such projections can result in material adjustments to our consolidated income tax provision.

        As of December 31, 2004, CF Industries, Inc. had total net operating loss carryforwards of $311.3 million. A gross deferred tax asset of $124.3 million related to these net operating loss carryforwards is included on our December 31, 2004 balance sheet. Upon the completion of our initial public offering and the related reorganization transaction on August 16, 2005, we ceased to be a cooperative. During the third quarter of 2005, we recorded a non-cash charge of $99.9 million to "Income Tax Provision" to establish a 100% valuation allowance against the gross deferred tax related to net operating loss carryforwards remaining at the date CF Industries, Inc. ceased to be a cooperative. That gross deferred tax asset related to CF Industries, Inc.'s net operating loss carryforwards generated from business conducted with our pre-IPO owners when we were a cooperative for tax purposes. The valuation allowance was required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset would be realizable after we ceased to be a cooperative for tax purposes. The valuation allowance was 100% of the gross deferred tax asset related to the net operating loss carryforwards remaining as of August 16, 2005.

        We also entered into a net operating loss agreement, or NOL Agreement, on August 16, 2005 with our pre-IPO owners relating to the future treatment of the net operating loss carryforwards. Under the NOL Agreement, if it is finally determined that our net operating loss carryforwards can be used after we are no longer a cooperative, we will pay our pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved after the completion of the initial public offering as a result of the utilization of net operating loss carryforwards related to our former cooperative status.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the market value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our pension plans was $232.3 million at December 31, 2005, which was $45.6 million higher than pension plan assets. The December 31, 2005 PBO was computed based on a 5.50% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower by 50 basis points, our PBO would have been approximately $18 million higher than the amount previously discussed. Conversely, if the discount rate used to compute the PBO was higher by 50 basis points, our PBO would have been approximately $16 million lower The discount rate used to calculate pension expense in 2005 was 5.75% and was the discount rate used to compute the PBO at December 31, 2004. If the discount rate used to compute 2005 pension expense was lower by 50 basis points, 2005 pension expense would have been approximately $1.7 million higher than the amount calculated. Conversely, if the discount rate used to compute 2005 pension expense was higher by 50 basis points, 2005 pension expense would have been approximately $1.5 million lower than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 8.0% expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher by 50 basis points, pension expense for 2005 would have been $0.9 million lower. Conversely, if the expected long-term rate of return on assets was lower by 50 basis points, pension expense for 2005 would have been $0.9 million higher.

Retiree Medical Benefits

        Retiree medical benefits are determined on an actuarial basis and are affected by assumptions, including discount rates used to compute the present value of the future obligations and expected increases in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of retiree medical benefits expense.

Share-Based Payments

        Costs associated with share-based payments are accounted for in accordance with SFAS No. 123R—Share-Based Payment, (SFAS 123R) which requires us to recognize in our statement of operations the grant date fair value of all share-based awards. The fair value of options granted is estimated on the date of the grant using the Black-Scholes option valuation model. We accrue cost on the straight-line method. As a result, total compensation cost recognized for 2005 was $3.7 million. As of December 31, 2005, there was approximately $15.2 million and $0.2 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over 2.6 and 0.4 years, respectively.

        See Notes 3 and 26 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of share-based payments.

Forward Pricing Program (FPP)

        In mid-2003, we instituted a program that has reduced the risk inherent in the relationship between volatile fertilizer prices and natural gas costs for product that we manufacture. Our basic concept (principally applied to nitrogen fertilizers) is to fix the price of our principal raw material, natural gas, coincident with the establishment of the fertilizer sales price, which often occurs months in advance of shipment. Customer advances, which typically represent a substantial portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped. As is the case for all of our sales transactions, revenue is recognized when title transfers upon shipment or delivery of the product to customers. Through the third quarter of 2005, we used derivative instruments, primarily futures and swaps, to fix the natural gas prices for product sold under our forward pricing program. Prior to the fourth quarter of 2005, these instruments were classified as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, and accounted for accordingly. The gains or losses of these hedges were deferred in other comprehensive income and were recognized in operations when the hedged item affected earnings. If any such hedges become ineffective, the gains or losses were recognized immediately in operations.

        In the third quarter of 2005, unprecedented increases in natural gas prices led us to curtail operating rates at our nitrogen manufacturing facilities, and we began to satisfy FPP commitments with a combination of inventory on hand and product purchases in addition to manufactured product. These factors have reduced our ability to predict future natural gas requirements. Consequently, we no longer classify derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, beginning in the fourth quarter of 2005. As a result, future realized and unrealized gains or losses related to the derivatives will be recognized in operations as they occur. There is a probability of increased volatility in our operating earnings in future periods as a result of our discontinuing hedge accounting, because future mark to market adjustments on our derivatives will directly impact operations as incurred. Despite the change in accounting treatment, the execution and attendant economic consequences of our hedging activities will not change in that derivatives will still be used to lock in a substantial portion of our margin on FPP sales. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. See Note 24 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion of derivative financial instruments.

        Some of our customers have been able to apply the forward pricing concept in their dealings with their customers, thereby further integrating their business with ours. For example, our two largest customers, Agriliance and GROWMARK, have electronically integrated their forward pricing offerings with ours.

        As a result of the success of our FPP, we have been able, under recent market conditions, both to reduce risks and to add more predictability in our business. During 2005, we sold approximately 4.5 million tons of nitrogen fertilizer, representing approximately 70% of our nitrogen fertilizer sales volume, and approximately 718,000 tons of phosphate fertilizer, representing approximately 36% of our phosphate fertilizer sales volume, under the FPP. In 2004, we sold approximately 3.6 million tons of nitrogen fertilizer, representing approximately 54% of our nitrogen fertilizer sales volume, and approximately 273,000 tons of phosphate fertilizer, representing approximately 14% of our phosphate fertilizer sales volume, under the FPP. During 2003, we sold approximately 1.6 million tons of fertilizer, representing approximately 19% of our sales volume, under the FPP. As of December 31, 2005 and December 31, 2004, we had approximately 1.2 million tons of product and 1.9 million tons of product, respectively, committed to be sold under this program. The majority of these amounts were scheduled to ship within 150 days of December 31, 2005 and December 31, 2004, respectively.

        As a result of fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Participation in the FPP is affected by market conditions and our customers' expectations. There can be no assurance that we will transact the same percentage of our business under the FPP in the future. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods.

Discussion of Seasonality Impacts on Operations

        Our sales of fertilizers to agricultural customers are typically seasonal in nature. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Fluctuations

        Borrowings under variable rate notes payable bear a current market rate of interest such that we are subject to interest rate risk on these borrowings. The revolving credit facility bears a similar risk, but as of December 31, 2005, there were no borrowings under this facility. As of December 31, 2005, a 100 basis point change in interest rates on our floating rate loans, which totaled $4.2 million, would result in a $42,000 change in pretax earnings (loss) on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate fertilizer sales not made under the forward pricing program are sensitive to changes in nitrogen and phosphate fertilizer prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per mmBTU change in the price of natural gas would change the cost to produce a ton of ammonia by approximately $33.

        We use natural gas in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments currently used are swaps and futures. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The related contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. As of December 31, 2005, we hedged approximately 14.1 million mmBTUs of natural gas, most of which related to sales contracted to be sold through our forward pricing program as of December 31, 2005. We also establish derivative positions in natural gas that are unrelated to forward pricing program contracts if we consider it appropriate to do so.

        Through the third quarter of 2005, we designated, documented and assessed accounting for hedge relationships, which resulted primarily in cash flow hedges that required us to record the derivatives as assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income (loss). The gain or loss of an effective cash flow hedge was deferred in other comprehensive income (loss) until the month after the hedged natural gas was used to manufacture inventoried products, which approximated the period of inventory turns of upgraded products and the release of the cost of the hedged gas to cost of sales. Ineffective hedge gains and losses were recorded immediately in cost of sales.

        Recent instability in the natural gas market and our decision to supply FPP orders from sources other than production have reduced our ability to predict future natural gas requirements. Consequently, we no longer classify derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, beginning in the fourth quarter of 2005. As a result, while the derivatives are still carried at their fair value on the balance sheet, future unrealized gains or losses related to the derivatives will be recognized in operations as they occur.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished products, but there can be no guarantee that significant increases in input prices can always be recovered. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per related ton change in the cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also purchase ammonia, urea and UAN to augment or replace production at our facilities.

CF INDUSTRIES HOLDINGS, INC.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective August 17, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 9 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations upon the adoption of Financial Accounting Standards Board Interpretation No. 47, Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

/s/ KPMG LLP

Chicago, Illinois
March 16, 2006

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(in millions)
Net sales	$1,908.4	$1,650.7	$1,369.9
Cost of sales	1,699.2	1,434.6	1,335.5

Gross margin	209.2	216.1	34.4
Selling, general and administrative	57.0	41.8	38.4
Other operating—net	14.1	25.1	1.6

Operating earnings (loss)	138.1	149.2	(5.6)
Interest expense	14.0	22.7	23.9
Interest income	(14.6)	(5.9)	(2.3)
Loss on extinguishment of debt	28.3	—	—
Minority interest	17.8	23.1	6.0
Impairment of investments in unconsolidated subsidiaries	—	1.1	—
Other non-operating—net	0.1	(0.8)	(0.6)

Earnings (loss) before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	92.5	109.0	(32.6)
Income tax provision (benefit)	128.7	41.4	(12.6)
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	0.1	1.6

Earnings (loss) before cumulative effect of a change in accounting principle	(36.2)	67.7	(18.4)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)	—	—

Net earnings (loss)	$(39.0)	$67.7	$(18.4)

Post—Initial Public Offering (IPO)—Net Loss and Net Loss Per Share

August 17, 2005 through December 31, 2005
(in millions, except share and per share amounts)
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Net loss	$(112.3)

Basic and diluted weighted average common shares outstanding	54,999,999
Basic and diluted net loss per common share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Basic and diluted net loss per common share	$(2.04)

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2005	2004	2003
	(in millions)
Net earnings (loss)	$(39.0)	$67.7	$(18.4)
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	0.8	0.4	4.7
Unrealized gain (loss) on hedging derivatives—net of taxes	6.8	(7.8)	5.7
Unrealized gain on securities—net of taxes	0.1	—	0.2
Minimum pension liability adjustment—net of taxes	(2.8)	(6.5)	0.4

	4.9	(13.9)	11.0

Comprehensive income (loss)	$(34.1)	$53.8	$(7.4)

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$37.4	$50.0
Short-term investments	179.3	369.3
Accounts receivable	52.8	41.5
Income taxes receivable	1.1	1.8
Inventories	251.1	241.3
Deferred income taxes	—	33.5
Other	54.4	61.1

Total current assets	576.1	798.5
Investments in unconsolidated subsidiaries	—	18.7
Property, plant and equipment—net	630.1	645.6
Deferred income taxes	—	74.9
Goodwill	0.9	1.3
Other assets	21.0	17.7

Total assets	$1,228.1	$1,556.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$171.6	$169.2
Customer advances	131.6	211.5
Deferred income taxes	5.8	—
Distributions payable to minority interest	18.7	5.6
Current portion of long-term debt	—	19.9
Other	13.4	28.3

Total current liabilities	341.1	434.5

Notes payable	4.2	4.1
Long-term debt	—	234.8
Deferred income taxes	8.4	—
Other noncurrent liabilities	104.9	83.2
Minority interest	13.6	12.8
Stockholders' equity:
Patronage preferred stock—$100 par value, 10,000,000 shares authorized and 7,343,018 shares outstanding through August 16, 2005	—	734.3
Common stock—$1,000 par value, 100 shares authorized, 8 shares outstanding through August 16, 2005	—	—
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 55,027,723 shares outstanding	0.6	—
Paid-in capital	743.0	5.5
Retained earnings	19.7	59.8
Accumulated other comprehensive loss	(7.4)	(12.3)

Total stockholders' equity	755.9	787.3

Total liabilities and stockholders' equity	$1,228.1	$1,556.7

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Patronage Preferred Stock	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2002	$734.3	$—	$5.5	$10.5	$(9.4)	$740.9
Net loss	—	—	—	(18.4)	—	(18.4)
Other comprehensive income	—	—	—	—	11.0	11.0

Balance at December 31, 2003	734.3	—	5.5	(7.9)	1.6	733.5
Net earnings	—	—	—	67.7	—	67.7
Other comprehensive loss	—	—	—	—	(13.9)	(13.9)

Balance at December 31, 2004	734.3	—	5.5	59.8	(12.3)	787.3
Net loss	—	—	—	(39.0)	—	(39.0)
Other comprehensive income	—	—	—	—	4.9	4.9
Issuance of $0.01 par value common stock	—	0.6	739.3	—	—	739.9
Stock-based compensation expense	—	—	3.7	—	—	3.7
Cash dividend ($0.02 per share)	—	—	—	(1.1)	—	(1.1)
Exchange of previous owners' common stock and preferred stock for cash and $0.01 par value common stock	(734.3)	—	(5.5)	—	—	(739.8)

Balance at December 31, 2005	$—	$0.6	$743.0	$19.7	$(7.4)	$755.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(in millions)
Operating Activities:
Net earnings (loss)	$(39.0)	$67.7	$(18.4)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Loss on extinguishment of debt	28.3	—	—
Minority interest	17.8	23.1	6.0
Depreciation, depletion and amortization	97.5	108.6	105.0
Deferred income taxes	121.5	33.8	(13.5)
Stock compensation expense	3.7	—	—
Equity in earnings of unconsolidated subsidiaries	—	(0.1)	(1.6)
Cumulative effect of a change in accounting principle—net of taxes	2.8	—	—
Changes in:
Accounts receivable	(9.2)	41.4	(16.6)
Margin deposits	10.2	(4.1)	(21.1)
Inventories	(8.9)	(30.0)	(2.9)
Accounts payable and accrued expenses	(1.1)	44.1	1.1
Product exchanges—net	(14.8)	3.6	(10.7)
Customer advances—net	(79.9)	45.5	126.1
Other—net	8.3	10.6	(16.5)

Net cash provided by operating activities	137.2	344.2	136.9

Investing Activities:
Additions to property, plant and equipment—net	(69.4)	(33.7)	(28.7)
Purchases of short-term investments	(684.8)	(818.8)	(226.5)
Sales and maturities of short-term investments	874.9	541.2	173.4
Proceeds from sale of unconsolidated subsidiary	18.6	—	—
Investments in unconsolidated subsidiaries	—	—	(0.4)
Distributions from unconsolidated subsidiary	—	2.0	3.6

Net cash provided by (used in) investing activities	139.3	(309.3)	(78.6)

Financing Activities:
Payments of long-term debt	(254.8)	(34.9)	(33.4)
Debt prepayment penalty	(26.4)	—	—
Exchange of stock	(715.4)	—	—
Proceeds from issuance of common stock	715.4	—	—
Dividends paid on common stock	(1.1)	—	—
Distributions to minority interest	(5.7)	(26.3)	(4.6)
Other—net	(2.7)	(0.1)	(2.4)

Net cash used in financing activities	(290.7)	(61.3)	(40.4)

Effect of exchange rate changes on cash and cash equivalents	1.6	(0.8)	2.8

Increase (decrease) in cash and cash equivalents	(12.6)	(27.2)	20.7
Cash and cash equivalents at beginning of period	50.0	77.2	56.5

Cash and cash equivalents at end of period	$37.4	$50.0	$77.2

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis of Presentation

        CF Industries Holdings, Inc. is one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Principal products in the phosphate fertilizer business are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. Core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. after the reorganization transaction described below, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries itself and not its subsidiaries. All references to "our pre-IPO owners" refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering which closed on August 16, 2005.

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

Reclassifications

        Certain prior-year amounts have been reclassified to conform to the current year's presentation.

        On the consolidated balance sheets, amounts owed and due from product exchanges have been reclassified from a net amount in inventory to current assets and current liabilities. On the consolidated statements of cash flows, corresponding adjustments have been made to inventory and product exchanges—net. These reclassifications had no impact on previously reported net income (loss) or cash flow from operations.

2. Summary of Significant Accounting Policies

Consolidation

        CF Holdings' consolidated financial statements include the accounts of CF Industries, all majority-owned subsidiaries and variable interest entities in which CF Holdings is the primary beneficiary. All intercompany transactions and balances have been eliminated.

        Consolidated subsidiaries include Canadian Fertilizers Limited (CFL), a Canadian joint venture that owns the nitrogen complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries and the other joint venture partner. The Medicine Hat fertilizer complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage for both ammonia and urea. CFL's sales revenue was $349.7 million, $309.2 million, and $237.3 million for 2005, 2004 and 2003, respectively. CFL's assets were $150.0 million and $97.0 million at December 31, 2005 and 2004, respectively.

        CF Industries owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Two pre-IPO owners of CF Industries also own 17% of CFL's voting shares, including GROWMARK, Inc. which owns 9%. CFL is a variable interest entity and we are the primary beneficiary. Amounts reported as minority interest represent the interests of the 34% holder of CFL's common and preferred shares and the holders of 17% of CFL's common shares. Because the Canadian dollar is CFL's functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

        CF Industries operates the Medicine Hat facility and purchases approximately 66% of the facility's ammonia and urea production pursuant to a management agreement and a product purchase agreement. The management agreement and the product purchase agreement are each terminable by either CF Industries or CFL upon twelve-month notice. Western Co-operative Fertilizers Limited (Westco) has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, CF Industries is obligated to purchase any remaining amounts. Under the product purchase agreements, both CF Industries and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to CF Industries and Westco annually based on their respective quantities of product purchased from CFL. The product purchase agreement also requires CF Industries to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year that CF Industries purchased more than 66% of Medicine Hat's production. CF Industries and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements.

Revenue Recognition

        Revenue is recognized when title transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Shipping and handling costs are included in cost of sales.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying values of cash and cash equivalents approximate fair value.

Investments

        Short-term and long-term investments are accounted for as "available-for-sale securities" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115—Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist of available-for-sale auction rate securities. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. A receivable is past due if payments have not been received within the agreed upon invoice terms. Account balances are charged-off against the allowance when we determine that it is probable the receivable will not be recovered. Cash flows from trade receivables are included in net cash provided by (used for) operating activities on the Consolidated Statements of Cash Flows.

Inventories

        Inventories are stated at the lower of cost or net realizable value and are determined on a first-in, first-out or average basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at our warehouses and terminals also includes distribution costs. Cash flows from the sale of inventory are included in cash flows provided by (used for) operating activities.

Investments in Unconsolidated Subsidiaries

        On July 15, 2005, we sold our interest in CF Martin Sulphur, L.P. (CFMS). Prior to July 15, 2005, we accounted for this investment under the equity method. In 2004, we wrote-off the carrying value of our investment in Big Bend Transfer Co., L.L.C. of $1.1 million. See Note 16 for more information on investments in unconsolidated subsidiaries.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are computed using the units-of-production method for production assets and the straight-line method for other assets. Depreciable lives are as follows:

Years
Mobile and office equipment	3 to 18
Production facilities and related assets	10 to 15
Distribution facilities	10
Mining assets, phosphogypsum stacks and land improvements	20
Buildings	45

        Expenditures related to scheduled major maintenance of production facilities (plant turnarounds) are deferred when incurred and amortized to production costs on a straight-line basis during the period until the next scheduled turnaround, generally 2.5 to 5 years.

Recoverability of Long-Lived Assets

        Property, plant and equipment and other long-lived assets are reviewed in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

        Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is no longer amortized but is reviewed for impairment annually or more frequently if certain impairment conditions arise. After analysis, goodwill that is deemed impaired is written down to fair value. See Note 6 for further information regarding goodwill impairments.

Leases

        Leases entered into are classified as either operating leases or capital leases in accordance with SFAS No. 13—Accounting for Leases, as amended by subsequent standards. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments under operating leases are expensed on a straight-line basis. We do not currently have any capital leases. Leasehold improvements are amortized over the depreciable lives of the corresponding fixed assets or the lease term including renewals, whichever is shorter.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities relate to tax net operating losses and temporary differences between income tax and financial statement reporting, principally for depreciation and amortization, depletable mineral properties, retirement benefits and asset retirement obligations. Realization of deferred tax assets is dependent on the ability of the Company to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is required to be established if it becomes more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments

        Natural gas is a principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. In accordance with our Natural Gas Acquisition Policy, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 3 years. The derivative instruments that we currently use are swaps and futures. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

        We account for derivatives in accordance with SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized in earnings immediately in cost of sales, unless hedge accounting is elected or the normal purchase and sale exemption applies. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value is recorded in other comprehensive income (OCI) and is recognized in cost of sales with the normal flow of the underlying hedged item through inventory. Any ineffective portion of a change in the fair value of a derivative designated as a cash flow hedge is recognized immediately in cost of sales.

        In the fourth quarter of 2005, we discontinued hedge accounting for our natural gas derivatives. See Note 24 for additional information on derivative financial instruments and hedge accounting.

Stock-based compensation

        In connection with our IPO, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to the non-management members of our Board of Directors. We did not have any share-based awards prior to our IPO. In the third quarter of 2005, we adopted SFAS No. 123R—Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method. See Note 26 for additional information on stock-based compensation.

Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business. We are also involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. In accordance with SFAS No. 5—Accounting for Contingencies, accruals for such contingencies are recorded to the extent that we conclude their occurrence is probable and the financial impact, should an adverse outcome occur, is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Environmental

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not provide current or future economic benefits are expensed. Expenditures that provide future economic benefits are capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are required and the costs can be reasonably estimated.

Use of Estimates

        The consolidated financial statements and accompanying notes, which are prepared in conformity with accounting principles generally accepted in the United States of America, include amounts which are based on management's best judgments and estimates. Actual results could differ from those estimates.

3. New Accounting Standards

        Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to the preparation of our consolidated financial statements in the future.

  •
  Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 109-1—Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. This FSP clarifies that the tax deduction related to the new law should be accounted for as a special deduction under SFAS No. 109, which would reduce tax expense for the periods in which such deductions are claimed, rather than as a tax rate reduction in the calculation of deferred tax assets and liabilities. We have accounted for the deduction in 2005 in accordance with these requirements.

  •
  SFAS No. 151—Inventory Costs. This statement amends Accounting Research Bulletin No. 43 to clarify that abnormal amounts of costs, such as idle facility expense, freight, handling and spoilage are to be recognized as current-period charges and that the allocation of fixed production overhead to inventory costs is to be based on normalized production capacity. The statement is effective for fiscal years beginning after June 15, 2005 and may be adopted early for years beginning after November 2004. We do not expect the adoption of SFAS No. 151 to impact our consolidated financial statements.

  •
  FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations. This interpretation of SFAS No. 143—Accounting for Asset Retirement Obligations, addresses asset retirement obligations where the timing and/or method of settlement may be conditional based on a future event. It clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, and requires that companies recognize such asset retirement obligations when incurred if the fair value of the liability can be reasonably estimated. We adopted FIN No. 47 in the fourth quarter of 2005 and recorded a $2.8 million cumulative effect of a change in accounting principle, net of taxes. See Note 9 for additional information.

  •
  Emerging Issues Task Force (EITF) Issue No. 04-06—Accounting for Stripping Costs Incurred during Production in the Mining Industry. This EITF Issue addresses the accounting for costs incurred to remove overburden and other materials to allow access to mineral deposits during the production phase of mining operations. The consensus of the EITF affirmed that stripping costs incurred during the production phase of mining operations are a variable cost that should be included in the costs of the mining inventory extracted during the same period that such costs are incurred. The Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The Issue will not impact our accounting for mine stripping costs.

  •
  EITF Issue No. 04-13—Accounting for Purchases and Sales of Inventory with the Same Counterparty. This EITF Issue addresses exchanges of inventory with a counterparty in the same line of business and examines the conditions under which such transactions should be viewed as a single nonmonetary transaction and whether such transactions should be recognized at fair value or recorded amounts. The Issue is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. We will apply these standards to new product exchange contracts entered into after that date.

  •
  SFAS No. 154—Accounting Changes and Error Corrections. This statement amends APB Opinion No. 20 and requires retrospective application of most changes in accounting principle unless it is impracticable to do so. Changes in accounting estimates continue to be applied prospectively, and the correction of an error continues to require restatement of previously issued financial statements. The statement is effective for fiscal years beginning after December 15, 2005. We will be required to adopt the new rules for the year ending December 31, 2006.

  •
  SFAS No. 155—Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This statement also clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. This statement will generally be effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not yet determined the impact of this statement on our consolidated financial statements.

  •
  SFAS No. 123R—Share-Based Payment. This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS 123R in our fiscal third quarter of 2005, and applied this standard prospectively to share based payment awards issued in connection with the IPO. See Note 26 for additional information on stock-based compensation.

4. Earnings (Loss) Per Share—Post Initial Public Offering and Pro Forma

        Prior to the consummation of the IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders' equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries. The weighted average shares outstanding and earnings (loss) per share information is presented on a pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2002.

        The earnings (loss) per share for the post-IPO period and pro forma earnings (loss) per share were computed as follows:

	Post-IPO Only	Pro forma Years ended December 31,
	2005	2005	2004	2003
	(in millions, except per share amounts)
Earnings available to common shareholders:
Earnings (loss) before cumulative effect of a change in accounting principle	$(109.5)	$(36.2)	$67.7	$(18.4)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)	(2.8)	—	—

Net earnings (loss)	$(112.3)	$(39.0)	$67.7	$(18.4)

Basic and diluted weighted average common shares outstanding	55.0	55.0	55.0	55.0
Basic and diluted earnings per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$(1.99)	$(0.66)	$1.23	$(0.33)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)	(0.05)	—	—

Net earnings (loss)	$(2.04)	$(0.71)	$1.23	$(0.33)

        The post-IPO diluted loss per share calculation excludes 4,659 shares of restricted stock because the effect of their inclusion would be antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller loss per share.

5. Pension and Other Postretirement Benefits

        CF Industries and its Canadian subsidiary both maintain noncontributory, defined-benefit pension plans. For our U.S. pension plan, employees who began employment after December 31, 2003 are not eligible to participate in the plan.

        We also provide group insurance to our retirees. Until age 65, retirees are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees. When a retiree reaches age 65, we no longer provide medical coverage. Prior to January 1, 2006, U.S. retirees could purchase a Medicare supplement from the Company. The retirees paid the entire cost of the supplemental coverage; therefore, the termination of this benefit in 2006 will have no impact on our financial statements.

        Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for the U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans December 31,		Retiree Medical December 31,
	2005	2004	2005	2004
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$173.4	$155.1	$—	$—
Return on plan assets	12.3	17.0	—	—
Funding contributions	8.6	7.7	—	—
Benefit payments	(7.6)	(6.4)	—	—

Fair value of plan assets December 31	186.7	173.4	—	—

Change in benefit obligation
Benefit obligation at January 1	(214.6)	(187.1)	(31.4)	(24.0)
Service cost	(6.5)	(5.8)	(1.2)	(1.3)
Interest cost	(11.9)	(11.5)	(1.7)	(1.7)
Benefit payments	7.6	6.4	0.9	1.2
Change in assumptions and other	(6.9)	(16.6)	(1.6)	(5.6)

Benefit obligation at December 31	(232.3)	(214.6)	(35.0)	(31.4)

Excess of benefit obligation over plan assets	(45.6)	(41.2)	(35.0)	(31.4)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	52.5	45.9	11.8	10.6
Minimum pension liability adjustment	(16.3)	(11.5)	—	—
Unrecognized transition obligation (asset)	—	(0.1)	2.3	2.6

Accrued liability included in the consolidated balance sheet at December 31	$(9.4)	$(6.9)	$(20.9)	$(18.2)

        Information for pension plans with accumulated benefit obligations in excess of plan assets as of the measurement date of December 31, are as follows:

	December 31,
	2005	2004
	(in millions)
Projected benefit obligation	$(232.3)	$(214.6)
Accumulated benefit obligation	(196.1)	(180.2)
Fair value of plan assets	186.7	173.4

        Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans December 31,		Retiree Medical December 31,
	2005	2004	2005	2004
	(in millions)
Prepaid (accrued) amount recognized	$6.9	$4.7	$(20.9)	$(18.2)
Intangible asset	(0.8)	(0.7)	—	—
Accumulated other comprehensive loss—pre tax	(15.5)	(10.9)	—	—

Accrued liability	$(9.4)	$(6.9)	$(20.9)	$(18.2)

        The accumulated other comprehensive loss related to the minimum pension liability adjustment in 2005 was reduced by an income tax benefit of $6.2 million, resulting in a net charge to accumulated other comprehensive loss of $9.3 million at December 31, 2005. The accumulated other comprehensive loss related to the minimum pension liability adjustment in 2004 was reduced by an income tax benefit of $4.4 million, resulting in a net charge to accumulated other comprehensive loss of $6.5 million at December 31, 2004. See Note 25 for additional information.

        Our estimated pension funding contribution in 2006 is $8.4 million. Expected future pension benefit payments are $8.2 million in 2006, $8.7 million in 2007, $9.3 million in 2008, $10.0 million in 2009, $10.6 million in 2010, and $63.3 million during the five years thereafter. Expected future retiree medical benefit payments are $1.6 million in 2006, $1.7 million in 2007, $1.9 million in 2008, $2.0 million in 2009, $2.3 million in 2010 and $13.8 million during the five years thereafter.

        The following assumptions were used in determining the benefit obligations and expense for the primary (U.S.) plans. The assumptions used for the Canadian plans are substantially similar to those used for the primary plans.

	Pension Plans			Retiree Medical
	2005	2004	2003	2005	2004	2003
Discount rate—obligation	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Discount rate—expense	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of increase in future compensation	5.0%	5.0%	5.0%	n/a	n/a	n/a
Expected long-term rate of return on assets	8.0%	8.5%	8.5%	n/a	n/a	n/a

        The discount rate is based on yields on high quality fixed income debt securities such as the Moody's Aa bond index as of the measurement date of December 31. We also considered factors such as the duration of the plan's liabilities and pattern of expected cash flows in comparison to the duration and expected cash flows of the relevant bond indices, the shape of the fixed income yield curve as of the measurement date, and changes in interest rates from the prior measurement date.

        The expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments both separately and in combination over historical holding periods. For 2006, our expected long-term rate of return on assets is 7.5%.

        The objectives of the investment policy with respect to the primary pension plan are to administer the assets of the plan for the benefit of the participants in compliance with all laws and regulations, and to establish an asset mix that provides for diversification of assets and generation of returns at an acceptable level of risk. The policy considers circumstances such as participant demographics, time horizon to retirement and liquidity needs, and provides guidelines for asset allocation, planning horizon, general portfolio issues and investment manager evaluation criteria as well as monitoring and control procedures. The current target asset allocation for the primary (U.S.) plan is 65% equity and

35% non-equity, which has been determined based on studies of actual historical rates of return and plan needs and circumstances.

        The allocation of pension assets by major asset category based on fair value for the primary plan is as follows:

	Asset Allocation December 31,
	2005	2004
Equity securities	64%	64%
Debt securities	30%	33%
Other	6%	3%

	100%	100%

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2005 is 10.0%, grading down to 6.0% in 2012 and thereafter. At December 31, 2004, the trend rate was 7.75%, grading down to 6.0% in 2008 and thereafter. A one-percentage-point change in the assumed health care cost trend rate at December 31, 2005 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2005	13%	(11)%
Benefit obligation at December 31, 2005	10%	(9)%

        Net pension/retiree medical expense included the following components:

	Pension Plans Years ended December 31,			Retiree Medical Years ended December 31,
	2005	2004	2003	2005	2004	2003
	(in millions)
Service cost for benefits earned during the period	$6.5	$5.8	$5.5	$1.2	$1.3	$0.9
Interest cost on projected benefit obligation	11.9	11.5	10.8	1.7	1.7	1.4
Expected return on plan assets	(13.8)	(13.9)	(13.5)	—	—	—
Amortization of transition obligation	(0.1)	(0.1)	(0.1)	0.3	0.3	0.6
Amortization of prior service cost	0.3	0.1	0.1	—	—	—
Actuarial loss	1.4	0.2	0.1	0.4	0.5	—

Net expense	$6.2	$3.6	$2.9	$3.6	$3.8	$2.9

        We also have a defined contribution plan covering substantially all employees. Under the plan, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to a specified limit. We contributed $5.7 million, $5.6 million and $5.9 million to the plan in 2005, 2004, and 2003, respectively.

        We established the Annual Incentive Plan effective January 1, 2004. The aggregate award under the plan was based on pre-determined targets for pre-tax return on equity each year. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense of $6.4 million for this plan in 2005. For the previous incentive plans, we recognized expense of $6.7 million and $1.2 million in 2004 and 2003, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $1.0 million in 2005 and $0.4 million in both 2004 and 2003.

        In the third quarter of 2005, we paid $3.8 million to officers and certain members of senior management upon termination of a long term incentive plan and recorded expense in 2005 of $3.5 million for this plan. Under the plan, participants were to receive a specified percentage of aggregate value created upon completion of a three-year performance measurement period as defined in the plan. Value created was based on specified return on equity targets. In 2004 and 2003, we recognized expense under this plan of $0.3 million and $0.5 million, respectively.

6. Other Operating—Net

        Details of other operating costs are as follows:

	Years ended December 31,
	2005	2004	2003
	(in millions)
Bartow costs	$15.3	$15.3	$1.0
Fixed asset disposals	(2.2)	—	—
Other environmental costs	—	8.1	—
Litigation costs	0.6	1.7	0.6
Goodwill impairment	0.4	—	—

	$14.1	$25.1	$1.6

        Bartow costs are primarily provisions for asset retirement obligations including closure and post-closure monitoring costs for the phosphogypsum stack and cooling pond, and water treatment costs. Bartow costs in 2003 are net of a $10.5 million credit for a change in estimate related to phosphogypsum stack closure costs. See Note 9—Asset Retirement Obligations—for additional information.

        Fixed asset disposals include gains on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

        Other environmental costs in 2004 include a provision for an ongoing groundwater recovery and land application program at the site of a former nitrogen manufacturing facility. Also included is a provision, based on an assessment that identified certain measures, which if completed in the near-term, would allow us to reduce the long-term costs related to the demolition, removal and disposal of certain environmental materials and equipment at the Bartow phosphate complex.

        Litigation costs represent costs associated with legal actions to which we are a party. Such costs are recorded when they are considered probable and can be reasonably estimated. Recoveries are recorded when realized.

        In the fourth quarter of 2005, we recorded an impairment charge of $0.4 million for the portion of goodwill related to our interest in an ammonia pipeline in Florida. The impairment was the result of our last remaining pipeline customer ceasing operations.

7. Interest Expense

        Details of interest expense are as follows:

	Years ended December 31,
	2005	2004	2003
	(in millions)
Long-term debt	$11.6	$19.8	$22.3
Short-term debt	—	—	0.1
Notes payable	0.2	0.2	0.2
Fees on financing agreements	2.2	2.7	1.3

	$14.0	$22.7	$23.9

        Commitment fees are included in fees on financing agreements.

8. Interest Income

        Details of interest income are as follows:

	Years ended December 31,
	2005	2004	2003
	(in millions)
Interest on cash, cash equivalents and short-term investments	$14.0	$5.3	$1.6
Patronage refunds from CoBank	0.5	0.5	0.5
Finance charges and other	0.1	0.1	0.2

	$14.6	$5.9	$2.3

9. Asset Retirement Obligations

        We account for asset retirement obligations (AROs) in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. An ARO is a legal obligation associated with the retirement of long-lived assets that results from the acquisition, construction, development or normal operation of such assets.

        In 2005, FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs) was issued. FIN No. 47 provides guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. In the fourth quarter of 2005, we adopted FIN No. 47 and recorded a $4.6 million ($2.8 million, after taxes) cumulative effect of a change in accounting principle. If the change in accounting had been applied retroactively as of the beginning of 2003, our pro forma results would have been a net loss of $36.4 million in 2005, net earnings of $67.6 million in 2004 and a net loss of $18.5 million in 2003. These AROs are discussed further below.

        The balances of AROs and changes thereto are summarized below. AROs are included in other noncurrent liabilities and accrued expenses.

	Phospho- gypsum Stack Costs	Mine Reclamation Costs	Other AROs	Total
	(in millions)
Obligation at January 1, 2003	$37.4	$13.9	$—	$51.3
Accretion expense	3.0	1.1	—	4.1
Liabilities incurred	—	0.7	—	0.7
Expenditures	(7.4)	(0.7)	—	(8.1)
Change in estimate	(9.6)	(0.9)	—	(10.5)

Obligation at December 31, 2003	23.4	14.1	—	37.5
Accretion expense	1.9	1.1	—	3.0
Liabilities incurred	15.4	1.2	—	16.6
Expenditures	(8.0)	(1.0)	—	(9.0)
Change in estimate	1.2	3.4	—	4.6

Obligation at December 31, 2004	33.9	18.8	—	52.7
Cumulative effect of a change in accounting principle	—	—	4.6	4.6
Reclassification from environmental liabilities	—	—	2.2	2.2
Accretion expense	2.7	1.5	—	4.2
Liabilities incurred	—	2.3	—	2.3
Expenditures	(10.7)	(0.8)	(1.0)	(12.5)
Change in estimate	20.3	0.7	—	21.0

Obligation at December 31, 2005	$46.2	$22.5	$5.8	$74.5

        In the table above, other AROs are those resulting from FIN No. 47 that have been recognized in our financial statements. If we had applied the provisions of FIN No. 47 as of the beginning of the earliest period presented, other AROs would have increased by $6.0 million, $6.2 million and $6.5 million as of January 1, 2003, December 31, 2003 and December 31, 2004, respectively.

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. The liability for phosphogypsum stack costs includes closure and post-closure monitoring for the active stack at Plant City, the Bartow stack that is in the process of closure, cooling ponds at Bartow and Plant City and water treatment at Bartow and Plant City, as described below. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. The estimated time frame involved in completing the asset retirement activities extends as far as the year 2087. Additional asset retirement obligations may be incurred in the future due to expansion of the Plant City phosphogypsum stack.

        We expect to incur expenditures to treat water stored in the Bartow and Plant City phosphogypsum stack and cooling pond systems during the process of closure. Until 2004, we believed that it was not reasonably possible to estimate the quantity or timing of such water treatment, if any, because the need to treat water at any particular time may arise from factors other than the process of stack closure and, therefore, a reasonable estimate of future water treatment costs associated solely with closure could not be made. In late 2004, the Florida Department of Environmental Protection (DEP) published revisions to the regulations governing closure and long-term maintenance of phosphogypsum stack systems that became effective in July 2005. The revised regulations added specific requirements for inclusion of water management plans and estimated costs based on assumed end-of-life closure of the entire stack system. As a result of evaluating the new DEP requirements, we determined in 2004 that, based on experience with closure activities and development of refined assumptions, amounts for water treatment directly associated with ultimate closure of the Plant City stack system and the Bartow stack system could be reasonably estimated.

        Closure expenditures for the Bartow stack are expected to continue through the year 2008 and closure of the Bartow cooling pond is estimated to occur in the years 2016 to 2023. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2023 to 2037 timeframe and closure of the Plant City cooling pond is assumed to occur in the year 2087. Water treatment expenditures at Bartow are estimated to extend through 2023, and such expenditures at Plant City are estimated to occur primarily in the 2033 to 2087 time frame. The estimates are subject to change at any time in the future.

        The $15.4 million identified as liabilities incurred in 2004 represents our estimate of water treatment obligations. This amount consists of $7.1 million for Bartow, which was charged to other operating expenses in 2004 rather than capitalized because Bartow is a closed facility, and $8.3 million for Plant City, which was capitalized as property, plant and equipment and is being depreciated over a twenty-year period beginning in 2005.

        The $20.3 million change in estimate in phosphogypsum stack closure costs in 2005 was primarily the result of a revised closure plan for the Plant City phosphogypsum stack and cooling pond systems that was prepared and filed with the DEP in December 2005 in accordance with the July 2005 revision of DEP regulations, and similarly updated estimates for the Bartow stack and cooling pond. Previous estimates were based on a closure plan developed in 2001 that incorporated certain assumptions regarding the scope of closure work and preliminary engineering estimates of costs. The 2005 Plant City closure plan includes an expanded scope of closure work, and additional costs for water treating and post-closure monitoring based on actual experience gained from the recently completed closure of the original Plant City stack and similar sites. The estimates for Bartow include similar updates of water treating and post-closure monitoring costs.

        During the fourth quarter of 2005, as part of our adoption of FIN No. 47, we completed a comprehensive review of AROs other than those related to the phosphogypsum stack closure and mine reclamation discussed above. This process involved identifying potential or conditional AROs and estimating the current costs to settle them. The AROs identified were related to cessation of operations, and generally include the removal and disposition of certain chemicals, waste materials, asbestos, equipment, vessels, piping, and storage tanks. We then evaluated whether a reasonable basis exists for estimating a settlement date or range of settlement dates for each identified ARO and, as a result, recorded conditional AROs for our Plant City, Bartow and Hardee facilities.

        We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at Canadian Fertilizer's Medicine Hat, Alberta nitrogen complex, and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2005 dollars is between $10 million and $12 million. We have not recorded a liability for these conditional AROs at December 31, 2005, because we do not currently believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our Donaldsonville and Medicine Hat facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

        In connection with our phosphate fertilizer business, we are subject to financial assurance requirements. The purpose of these requirements is to assure the government that sufficient funds will be available for the ultimate closure and post-closure care of our phosphogypsum stack systems in Florida. To date, these financial assurance requirements have been satisfied without the need for an current expenditure of corporate funds by meeting certain financial tests. However, pursuant to a 2005 amendment to Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks, we intend to establish a cash deposit arrangement (fund) in 2006 to meet such obligations to take advantage of a Safe Harbor provision of the new regulations. In 2006, we expect to contribute approximately $11.1 million to the fund. Over the next ten years, we expect to contribute between $2 million and $8 million annually based upon the required funding formula, the present value of our estimated liability as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of money that will have accumulated in the fund by the end of the ten-year period, including interest earned on contributed funds, is currently expected to be approximately $85 million. After the initial ten years, contributions to the fund are expected to average approximately $0.4 million annually for the following 17 years. The balance in the fund is projected to be approximately $170 million by 2032. The annual contributions to the fund are based on predetermined funding requirements as prescribed by the state of Florida; therefore, contributions to the fund will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the fund will be used to complete settlement of the AROs.

        Additionally, Florida regulations require mining companies to demonstrate financial assurance for wetland and other surface water mitigation measures in advance of any mining activities. We will be required to demonstrate financial assurance for wetland and other surface water mitigation measures in advance of any mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

10. Minority Interest

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as minority interest in the consolidated statements of operations represent the interest of the 34% shareholder of CFL in the distributed and undistributed earnings of CFL. Amounts reported as minority interest on the consolidated balance sheets represent the interests of the holder of 34% of CFL's preferred stock and the holders of 51% of CFL's common stock.

11. Impairment of Investments in Unconsolidated Subsidiaries

        The impairment of $1.1 million in 2004 consists of a write-off of the carrying value of our investment in Big Bend Transfer Co., L.L.C. (refer to Note 16 for additional information).

12. Income Taxes

        On August 16, 2005, we completed our IPO and related reorganization, and CF Industries ceased to be a nonexempt cooperative for federal income tax purposes. As a cooperative, we had a preexisting obligation to distribute patronage to our pre-IPO owners (members). The form and amount of the patronage distributions was authorized annually by the stockholders pursuant to recommendations by the Board of Directors. Patronage is deductible for income tax purposes provided at least twenty percent of the total distribution is paid in cash. In general, patronage-sourced earnings retained and nonpatronage-sourced earnings are taxed at normal corporate rates.

        Earnings from member business for the period preceding our IPO in 2005 and in 2004 were retained in order to utilize net operating loss carryforwards, thereby realizing the associated deferred tax assets. CF Industries had no patronage-sourced earnings from member business in 2003 to be distributed as patronage.

        On the date of our IPO, CF Industries had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries' pre-IPO owners when CF Industries was a cooperative for tax purposes. These net operating loss carryforwards of $250 million will expire in the following years: $113.2 million in 2021, $74.7 million in 2022 and $62.1 million in 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the gross deferred tax asset related to the patronage-sourced NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realizable now that CF Industries is no longer a cooperative for federal income tax purposes.

        In connection with the IPO, we entered into a net operating loss agreement with CF Industries' pre-IPO owners (NOL Agreement) relating to the future treatment of the NOLs that were generated when CF Industries was a cooperative for tax purposes. Under the NOL Agreement, if it is finally determined that CF Industries' net operating loss carryforwards can be used after CF Industries is no longer a cooperative, we will pay to CF Industries' pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

        We have a 66% economic interest in CFL, which operates as a cooperative for Canadian income tax purposes and distributes all of its earnings from the sale of fertilizer as patronage dividends to its customers for fertilizer, including CF Industries. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain Canadian income tax requirements are met. Patronage distributions are subject to the approval of its Shareholders pursuant to recommendations by its Board of Directors. Patronage distributions are deductible for income tax purposes; therefore, no provision for income taxes is required.

        The components of earnings (loss) before income taxes are:

	December 31,
	2005	2004	2003
	(in millions)
Domestic	$90.8	$107.5	$(33.3)
Non-U.S.	1.7	1.5	0.7

	$92.5	$109.0	$(32.6)

        The income tax provision (benefit) consisted of the following:

	December 31,
	2005	2004	2003
	(in millions)
Current
Federal	$9.5	$4.3	$(0.1)
Foreign	(2.5)	3.8	1.2
State	0.2	(0.5)	(0.2)

	7.2	7.6	0.9
Deferred
Federal	17.8	27.8	(10.9)
Foreign	(0.4)	—	—
State	4.2	6.0	(2.6)
Valuation allowance	99.9	—	—

	121.5	33.8	(13.5)
Income tax expense (benefit) on earnings (loss) before equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	128.7	41.4	(12.6)
Tax effect of equity in earnings of unconsolidated subsidiaries	—	0.1	1.0
Tax effect of the cumulative effect of a change in accounting principle	(1.8)	—	—
Tax effects of items in other comprehensive income (loss)
Unrealized gain (loss) on hedging derivatives	4.6	(5.2)	3.8
Unrealized gain on securities	0.1	—	0.1
Minimum pension liability adjustment	(1.9)	(4.3)	0.3

Income tax expense (benefit) on comprehensive income (loss)	$129.7	$32.0	$(7.4)

        Differences in the expected income tax provision (benefit) based on statutory rates applied to earnings (loss) before income taxes and the income tax provision (benefit) reflected in the consolidated statements of operations are summarized below:

	Years ended December 31,
	2005		2004		2003
	(in millions, except percentages)
Earnings (loss) before income taxes	$92.5		$109.0		$(32.6)

Expected tax at U.S. statutory rate	32.4	35.0%	38.2	35.0%	(11.4)	35.0%
State income taxes, net of federal	2.8	3.0%	3.5	3.2%	(1.7)	5.2%
Valuation allowance	99.9	108.0%	—	—	—	—
Foreign tax refunds	(6.1)	-6.6%	—	—	—	—
Foreign tax rate differential	(0.4)	-0.4%	0.1	0.1%	0.5	-1.5%
Permanent differences	2.3	2.5%	0.2	0.2%	0.1	-0.3%
Other	(2.2)	-2.4%	(0.6)	-0.5%	(0.1)	0.3%

Income tax at effective rate	$128.7	139.1%	$41.4	38.0%	$(12.6)	38.7%

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$99.9	$124.3
Net operating loss carryforward, post-IPO	7.3	—
Asset retirement obligations	21.0	13.5
Retirement and other employee benefits	12.9	12.0
Unrealized loss on derivatives	3.7	—
Incentive allowance programs	3.3	0.7
Mining reclamation and restoration	2.6	2.4
Plant closing costs	2.6	4.7
Transfer price adjustment—foreign affiliate	2.0	—
Accumulated other comprehensive loss	3.0	5.8
Other	6.8	6.0

	165.1	169.4
Valuation allowance	(99.9)	—

	65.2	169.4

Deferred tax liabilities
Depreciation and amortization	(37.8)	(27.5)
Depletable mineral properties	(25.7)	(26.4)
Deferred patronage from CFL	(13.1)	(4.4)
Retirement benefits	(2.8)	(2.2)
Other	—	(0.5)

	(79.4)	(61.0)

Net deferred tax asset (liability)	(14.2)	108.4
Less amount in current assets (liabilities)	(5.8)	33.5

Noncurrent asset (liability)	$(8.4)	$74.9

        In 2005, for the period subsequent to the IPO we generated a net operating loss of $18.4 million that is available as a carryforward which will expire in the year 2025. A deferred tax asset of $7.3 million related to this net operating loss is included in the net current deferred tax liability at December 31, 2005. The future reversal of existing deferred tax liabilities during the carryforward period is evidence that it is more likely than not that the related deferred tax asset will be fully realized.

        In 2005, we received a Canadian income tax refund of $6.1 million for the tax years 1997 through 2004 that resulted from the application of an exemption under the tax treaty between Canada and the United States.

        On May 13, 2005, the Canadian Income Tax Act was amended to disallow the deduction of certain patronage distributions paid after March 22, 2004 to non-arms-length persons. In the settlement of CFL's audit for the tax years 1997 through 2000, the Canada Revenue Agency (CRA) agreed that CFL has operated at arms-length with CF Industries with respect to the deductibility of patronage payments to CF Industries for the 2004 taxation year. However, it is unknown what impact, if any, this legislation will have on the deductibility of CFL's patronage distributions in future years.

        Although CFL is not currently under audit by the Canadian tax authorities, CFL received a preliminary inquiry from the CRA in 2005, which questioned whether CFL's past patronage distributions had met the requirements for full deductibility under Canadian income tax law. The past years that would be affected by this inquiry are 2002 through 2004. While CFL believes its allocation method complied with applicable law, CFL could be subject to Canadian income tax liabilities (exclusive of interest and penalties) for 2004, 2003 and 2002 of $26.1 million, $8.0 million and $6.2 million, respectively, and additional material Canadian income tax liabilities for future periods, including $18.0 million for 2005, if its allocation method were determined to fail to meet the requirements for deductibility under Canadian tax law.

        In 2004, the CRA initiated and CF Industries settled a Canadian income tax audit of its subsidiary corporation CF Chemicals, Ltd. (CF Chemicals), through which CF Industries operates CFL, for the tax years 1997 through 2004. Completion of the audit resolved a transfer pricing issue involving the allocation of certain income from CFL to CF Industries and CF Chemicals. The settlement reached with the CRA increased the allocation of income to CF Chemicals and resulted in the assessment of Canadian and provincial income tax of $2.2 million. The settlement agreement did not have a material impact on these consolidated financial statements.

        In 2003, CFL received a notice of proposed adjustment from the CRA as a result of its audit of the tax years 1997 through 2000. The CRA's position was that CFL and CF Industries do not deal on an arms-length basis and therefore the tax deduction for management fees paid to CF Industries for the years under audit should not be allowed. The CRA completed the audit in December 2004 with no resulting assessment for the years 1997 through 2004. The CRA has reserved the right to reopen the arms-length issue in future audits after 2004.

13. Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2005	2004
	(in millions)
Trade	$48.0	$37.9
Other	4.8	3.6

	$52.8	$41.5

        Trade accounts receivable includes amounts due from related parties. For additional information regarding related party transactions, see Note 30—Related Party Transactions.

14. Inventories

        Inventories consist of the following:

	December 31,
	2005	2004
	(in millions)
Fertilizer	$196.1	$196.1
Spare parts, raw materials and supplies	55.0	45.2

	$251.1	$241.3

15. Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2005	2004
	(in millions)
Margin deposits	$28.4	$37.7
Unrealized gains on natural gas derivatives	10.6	16.4
Product exchanges	10.5	1.9
Prepaid expenses	4.9	5.1

	$54.4	$61.1

        Other current liabilities consist of the following:

	December 31,
	2005	2004
	(in millions)
Unrealized losses on natural gas derivatives	$9.9	$18.5
Product exchanges	3.5	9.8

	$13.4	$28.3

16. Investments in Unconsolidated Subsidiaries

        On July 15, 2005, we sold our interest in CF Martin Sulphur, L.P. (CFMS), a molten sulfur supplier to the central Florida phosphate industry, to our other joint venture partner, an affiliate of Martin Resource Management, for $18.6 million. The transaction did not have a material impact on our consolidated statement of operations, as the selling price approximated the carrying value of our investment in CFMS. Concurrent with the sale, we entered into a multi-year sulfur supply contract with CFMS with terms commensurate with prevailing market rates.

        At December 31, 2004, our investment in CFMS was $18.7 million and our accounts payable to CFMS was $2.3 million. In 2004, our purchases from CFMS totaled $23.7 million.

        We also have a one-third ownership interest in Big Bend Transfer Co., L.L.C., a joint venture with plans to develop a facility to convert imported dry sulfur into liquid. In the intervening five years since the joint venture discussions were initiated, domestic supplies of attractively-priced molten sulfur have increased substantially as a result of increased production of cleaner grades of gasoline, which is expected to continue in the future. As a result of this fundamental shift in the economics of converting dry sulfur to liquid, management no longer believes that the carrying value of the investment can be recovered. Accordingly, an impairment loss of $1.1 million was recognized in 2004. The carrying value of this investment approximates fair value at December 31, 2005 and 2004.

17. Property, Plant and Equipment—Net

        Property, plant and equipment—net consists of the following:

	December 31,
	2005	2004
	(in millions)
Land	$28.5	$29.1
Mineral properties	188.1	187.1
Manufacturing plants	1,927.5	1,890.6
Distribution facilities and other	219.2	221.3
Construction in progress	13.9	11.7

	2,377.2	2,339.8
Less: Accumulated depreciation, depletion and amortization	1,747.1	1,694.2

	$630.1	$645.6

18. Other Assets

        Other assets are summarized as follows:

	December 31,
	2005	2004
	(in millions)
Nonqualified employee benefit trusts	$9.6	$6.7
Investment in CoBank	5.3	5.1
Deferred financing agreement fees	2.5	2.5
Other	3.6	3.4

	$21.0	$17.7

19. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(in millions)
Accounts payable	$64.0	$43.6
Accrued natural gas	50.9	73.5
Payroll and employee related costs	17.3	17.0
Asset retirement obligations	11.9	11.0
Other	27.5	24.1

	$171.6	$169.2

        Payroll and employee related costs includes accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of our asset retirement obligations. Other includes accrued interest, property taxes, sales incentives, maintenance and professional services.

20. Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under our forward pricing program (FPP). Customer advances, which typically represent a substantial portion of the contract's sales value, are received shortly after the contract is executed, with any remaining amount generally being collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title transfers upon shipment or delivery of the product to customers. As of December 31, 2005, we had approximately 1.2 million tons of product committed to be sold under the FPP in 2006.

21. Long-Term Debt, Credit Agreement and Notes Payable

Long-Term Debt

        On August 17, 2005, we prepaid our outstanding long-term debt balance of $235.6 million and recorded a loss on extinguishment of debt of $28.3 million. The loss consisted of prepayment penalties of $26.4 million and the write-off of deferred financing fees of $1.9 million.

        At December 31, 2005, we had no long-term debt outstanding. Long-term debt for 2004 is summarized as follows:

	December 31,
	2005	2004
	(in millions)
7.17% note with insurance company	$—	$90.0
7.28% notes with insurance companies	—	75.0
9.02% notes with insurance companies	—	35.0
6.44% note with CoBank	—	25.0
Variable rate note with CoBank (average 5.37% as of December 31, 2004)	—	21.0
7.05% note with CoBank	—	8.7

Total long-term debt	—	254.7
Less current portion	—	19.9

	$—	$234.8

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

        Availability under the credit facility is limited by a borrowing base equal to the value of a specified percentage of eligible receivables, plus the value of a specified percentage of eligible inventory, plus a property, plant and equipment component (capped at $75 million in the aggregate) determined based on specified percentages of eligible fixed assets (including the real property) located at the Donaldsonville, Louisiana facility and other eligible real property, if any (each subject to caps), less the amount of any reserves JPMorgan Chase deems necessary, as determined in good faith and in the exercise of reasonable business judgment.

        CF Industries is entitled to borrow at interest rates based on (1) the Base Rate (which is the higher of (i) the rate most recently announced by JPMorgan Chase as its "prime" rate and (ii) the federal funds rate plus 1/2 of 1% per annum) plus a margin applied to either rate ranging from 0.00 percent to 0.375 percent, and (2) the applicable Eurodollar Rate (which is the London Interbank Eurodollar Rate adjusted for reserves) plus an applicable margin that ranges from 1.375 percent to 1.625 percent. Letters of credit issued under the credit facility accrue fees at the applicable Eurodollar Rate borrowing margin. The applicable margins vary depending on the average daily availability for borrowing under the credit facility during CF Industries' most recent calendar quarter. CF Industries is also required to pay certain fees, including fees based on the unused portion of the credit facility and fronting fees on undrawn amounts under outstanding letters of credit, and expenses in connection with the credit facility.

        The credit facility is guaranteed by CF Holdings and certain of the domestic subsidiaries of CF Industries (collectively, the Guarantors and, together with CF Industries, the Loan Parties). and secured by (i) perfected, first-priority liens (subject to permitted liens) on substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, (ii) perfected, first-priority liens or pledges (subject to permitted liens) on 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries and on 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and (iii) a first-priority lien (subject to permitted liens) on the real property located in Donaldsonville, Louisiana.

        Optional prepayments and optional reductions of the unutilized portion of the secured credit facility are permitted at any time, subject to, among other things, reimbursement of the lenders' redeployment costs in the case of a prepayment of Eurodollar Rate borrowings. Mandatory prepayments are required, subject to certain exceptions, in certain instances (such as upon certain asset sales, receipt of proceeds of insurance and condemnation events in excess of $5 million and issuances of debt or equity) at any time after CF Industries' average daily cash availability amount is less than $75 million for any 10 business day period and until such time as CF Industries' average daily cash availability amount is equal to or exceeds $75 million for a period of 60 consecutive days.

        Under the terms of the credit facility, the Loan Parties agree to covenants that apply to each of them and their respective subsidiaries and which, among other things, limit the incurrence of additional indebtedness, liens, loans and investments; limit the ability to pay dividends, and to redeem and repurchase capital stock; place limitations on prepayments, redemptions and repurchases of debt; limit entry into mergers, consolidations, acquisitions, asset dispositions and sale/leaseback transactions, transactions with affiliates and certain swap agreements; restrict changes in business and amendment of debt agreements; and place restrictions on distributions from subsidiaries, the issuance and sale of capital stock of subsidiaries, and other matters customarily restricted in secured loan agreements.

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

        The credit facility contains customary representations and warranties and affirmative covenants, as well as customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control, and invalidity of any credit facility collateral document or guarantee.

        As of December 31, 2005, there was approximately $192.6 million of available credit (based on the borrowing base) and there were no loans or letters of credit outstanding under the credit facility.

Notes Payable

        From time to time, CFL receives advances from us and from CFL's minority interest holder to finance major capital expenditures. The advances outstanding are evidenced by an unsecured promissory note due December 31, 2009 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's minority interest holder. The carrying value of notes payable approximates fair value.

22. Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to five years and the barge charter commitments range from one to two years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. Our operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, concessions or unusual provisions.

        Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2005 are shown below.

Operating Lease Payments
(in millions)
2006	$18.6
2007	13.2
2008	6.3
2009	4.5
2010	1.3
Thereafter	0.2

$44.1

        Total rent and charter expense for cancelable and noncancelable operating leases was $21.6 million for the year ended December 31, 2005, $19.3 million for 2004, and $17.7 million for 2003.

23. Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2005	2004
	(in millions)
Asset retirement obligations	$74.5	$52.7
Less: Current portion in accrued expenses	11.9	11.0

Noncurrent portion	62.6	41.7
Benefit plans and deferred compensation	35.6	31.4
Environmental costs and other	6.7	10.1

	$104.9	$83.2

        Asset retirement obligations are for phosphogypsum stack closure costs, mine reclamation costs and other obligations (see Note 9). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 5). Environmental costs and other consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 6).

24. Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 3 years. The derivative instruments that we currently use are swaps and futures. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use derivative instruments primarily to fix the natural gas price for product sold under the forward pricing program. Compared with spot gas prices, hedging activities decreased natural gas costs at the Donaldsonville Nitrogen Complex by approximately $55.3 million in 2005, $22.1 million in 2004, and $9.5 million in 2003, respectively.

        As discussed further below, we discontinued hedge accounting in the fourth quarter of 2005. Until then, we classified a natural gas derivative financial instrument as a hedge if all of the following conditions were met: 1) the item to be hedged exposed us to commodity price risk, 2) it was probable that the results of the hedge position would substantially offset the effects of price changes on the hedged item (i.e., there was a high correlation between the hedge position and changes in market value of the hedged item) and 3) the derivative financial instrument was designated as a hedge of the item at the inception of the hedge. We designated, documented and assessed accounting for hedge relationships, which resulted primarily in cash flow hedges that required that we record the derivatives as assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income (OCI). The gain or loss of an effective cash flow hedge was deferred in OCI until the inventory manufactured with the hedged natural gas was released to cost of sales. Ineffective hedge gains and losses were recorded immediately in cost of sales.

        During the second half of 2005, unprecedented increases in natural gas prices led us to curtail operating rates at our nitrogen manufacturing facilities and increase outside purchases of fertilizer to meet our future sales commitments. Operating rates in the third quarter reduced our needs for natural gas below levels associated with originally hedged quantities. This situation resulted in certain forecasted purchases of physical gas no longer being reasonably possible of occurring; resulting in the immediate recognition in cost of sales of gains in the third quarter that otherwise would have been deferred into the fourth quarter.

        The recent instability in the natural gas environment has increased uncertainty regarding future operating rates and has required an increase in operational flexibility in product sourcing decisions. This instability has also reduced our ability to predict our future natural gas requirements with a high level of accuracy. Accordingly, we have determined that it is no longer probable in all cases that hedged gas purchases will occur. As a result, we discontinued hedge accounting in the fourth quarter of 2005 through a combination of de-designating previously defined hedge relationships and not designating new contracts as cash flow hedges. We expect that natural gas derivatives will continue to be used as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes.

        In 2005, we recorded directly to cost of sales net gains of approximately $14 million, primarily for hedge positions terminated in the third quarter, offset by unrealized mark-to-market losses of $9.3 million in the fourth quarter on derivatives not designated as hedges. Ineffective gains and losses in 2005, 2004 and 2003 were insignificant. Cash flows related to natural gas derivatives are reported as cash flows from operating activities.

        Open derivative contracts at December 31, 2005 and 2004 are summarized below.

	December 31, 2005		December 31, 2004
	Contract MMBtu	Net Unrealized Gain (Loss)	Contract MMBtu	Net Unrealized Loss
	(in millions)
Swaps	13.2	$(1.4)	20.4	$(14.1)
Futures	0.9	0.9	4.4	(4.1)

	14.1	$(0.5)	24.8	$(18.2)

        Reconciliation of the unrealized gains and losses to amounts reported on the consolidated balance sheets at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in millions)
Open positions:
Unrealized gains in other current assets	$9.4	$0.3
Unrealized losses in other current liabilities	(9.9)	(18.5)

	(0.5)	(18.2)
Plus: Closed positions for forward months settled in cash	(1.8)	(1.7)
Plus: Closed positions from prior months in other current assets	1.2	16.1
Less: Gain (loss) included in earnings	(9.0)	(0.3)

Gross amount in accumulated other comprehensive income (loss)	7.9	(3.5)
Less: Deferred income tax effect	3.2	(1.4)

Net amount in accumulated other comprehensive income (loss)	$4.7	$(2.1)

        The de-designation of cash flow hedges was done in accordance with Derivatives Implementation Group (DIG) Issue No. G3—Discontinuation of a Cash Flow Hedge—which requires that the net gain or loss related to the discontinued cash flow hedge continue to be reported in OCI unless it is probable that the forecasted transaction will not occur generally by the originally specified time period. We consider it at least reasonably possible that the originally forecasted gas purchases associated with de-designated hedges will occur in the applicable forward months. Therefore, the deferred gains and losses related to these derivatives remain in OCI at December 31, 2005 and are expected to be reclassified into earnings during 2006.

25. Stockholders' Equity

Common Stock

        We have 500 million shares of common stock, $0.01 par value per share, authorized, of which 55,027,723 shares were outstanding as of December 31, 2005. At December 31, 2005, we had 5,502,176 shares of common stock available for future awards under the 2005 Equity and Incentive Plan, of which 2,859,776 shares were available to be issued for stock awards other than stock options and stock appreciation rights.

        Changes in common shares outstanding through December 31, 2005 are as follows:

2005
Initial public offering	54,999,999
Issuance of restricted stock	27,724

Common stock outstanding	55,027,723

Dividend Restrictions

        Our ability to pay dividends on our common stock is limited under the terms of our JP Morgan Chase Bank, N.A. $250 million senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement.

Stockholder Rights Plan

        We have adopted a stockholder rights plan (the plan). The existence of the rights and the rights plan is intended to deter coercive or partial offers which may not provide fair value to all stockholders and to enhance our ability to represent all of our stockholders and thereby maximize stockholder value.

        Under the plan, each share of common stock has attached to it one right. Each right entitles the holder to purchase one one-thousandth of a share of a series of our preferred stock designated as Series A junior participating preferred stock at an exercise price of $90, subject to adjustment. Rights will only be exercisable under limited circumstances specified in the rights agreement when there has been a distribution of the rights and such rights are no longer redeemable by us. A distribution of the rights would occur upon the earlier of (i) 10 business days following a public announcement that any person or group has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock, other than as a result of repurchases of stock by us or inadvertence by certain stockholders as set forth in the rights agreement; or (ii) 10 business days, or such later date as our board of directors may determine, after the date of the commencement of a tender offer or exchange offer that would result in any person, group or related persons acquiring beneficial ownership of 15% or more of the outstanding shares of our common stock. The rights will expire at 5:00 P.M. (New York City time) on July 21, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by us.

        If any person or group acquires shares representing 15% or more of the outstanding shares of our common stock, the rights will entitle a holder, other than such person, any member of such group or related person, all of whose rights will be null and void, to acquire a number of additional shares of our common stock having a market value of twice the exercise price of each right. If we are involved in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of shares of the acquiring or surviving company's common stock having a market value at that time of twice the rights' exercise price.

        The description and terms of the rights are set forth in a Rights Agreement dated as of July 21, 2005, between us and The Bank of New York, as Rights Agent.

Preferred Stock

        We are authorized to issue 50 million shares of $0.01 par value preferred stock. Our amended and restated certificate of incorporation authorizes our Board of Directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. In connection with our Stockholder Rights Plan, 500,000 shares of preferred stock have been designated as Series A junior participating preferred stock. No shares of preferred stock have been issued.

        Prior to our IPO in August 2005, patronage preferred stock was held by our pre-IPO owners.

Accumulated Other Comprehensive Income

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2002	$(8.8)	$(0.2)	$—	$(0.4)	$(9.4)
Net change	4.7	0.2	5.7	0.4	11.0

Balance at December 31, 2003	(4.1)	—	5.7	—	1.6
Net change	0.4	—	(7.8)	(6.5)	(13.9)

Balance at December 31, 2004	(3.7)	—	(2.1)	(6.5)	(12.3)
Net Change	0.8	0.1	6.8	(2.8)	4.9

Balance at December 31, 2005	$(2.9)	$0.1	$4.7	$(9.3)	$(7.4)

        The unrealized gain or loss on derivatives is related to natural gas hedges. The amount shown as net change in OCI is the net change associated with current period cash flow hedge accounting transactions. The balance at December 31, 2005 is expected to be reclassified into earnings during 2006. The balances at December 31, 2004 and December 31, 2003 were reclassified into earnings in 2005 and 2004, respectively. See Note 24 for additional information on derivatives.

        The $9.3 million minimum pension liability adjustment at December 31, 2005 is net of a deferred tax benefit of $6.2 million. The $6.5 million minimum pension liability adjustment at December 31, 2004 is net of a deferred tax benefit of $4.4 million. The $0.4 million minimum pension liability adjustment at December 31, 2002 is net of a deferred tax benefit of $0.3 million. The 2002 amounts reversed in 2003.

        The unrealized gain on securities of $0.1 million in 2005 was net of deferred taxes of $0.1 million. The unrealized gain relates to securities in our nonqualified employee benefit plan trust. The $0.2 million charge resulting from the unrealized loss on securities in 2002 is net of a deferred tax benefit of $0.1 million. These amounts were reclassified into income in 2003.

26. Stock-Based Compensation Plans

        In connection with our IPO, we granted nonqualified options to purchase 2,720,100 shares of our common stock to our officers and certain key employees, and we issued 27,724 shares of restricted common stock to certain non-management members of our Board of Directors. We did not have any share-based awards prior to our IPO. We adopted SFAS No. 123R—Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method.

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

Share Reserve

        We have reserved a total 8,250,000 shares of our common stock and at December 31, 2005, we had 5,502,176 shares currently available for future awards under the plan, but no more than 2,859,776 shares of our common stock are available for issuance under the plan for any awards other than stock options and stock appreciation rights. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the plan. If a participant pays the exercise price of an option by delivering to us previously owned shares, only the number of shares we issue in excess of the surrendered shares will count against the plan's share limit. Also, if the full number of shares subject to an option is not issued upon exercise for any reason (including to satisfy a minimum tax withholding obligation), only the net number of shares actually issued upon exercise will count against the plan's share limit.

Individual Award Limits

        The plan provides that no more than 1,237,500 underlying shares may be granted to a participant in any one calendar year in the form of stock options and stock appreciation rights. The plan also provides that no more than 618,750 shares underlying any other type of equity award may be granted to a participant in any one calendar year. The maximum value of the aggregate cash payment that any participant may receive with respect to cash-based awards under the plan is $3 million with respect to any annual performance period and $3 million per year for any performance period exceeding one year in length.

Stock Options

        As part of our IPO, on August 10, 2005, we granted to plan participants nonqualified options to purchase 2,720,100 shares of common stock at $16.00 per share. The exercise price of these options is equal to the price of the shares sold in our IPO. The options will expire in ten years, with one-third vesting on each of the first three anniversaries of the date of grant. Accelerated vesting provisions exist for participants eligible for retirement at specified ages.

        The fair value of each stock option award was estimated using the Black-Scholes option valuation model that uses the assumptions shown in the following table. Expected volatilities were based on implied volatilities from the stock of comparable companies and other factors. The expected term of options granted was estimated based on the contractual term of the instruments and participant's expected exercise and post-vesting employment termination behavior. The risk-free rate for the expected life of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

2005
Expected volatility	36%-44%
Weighted-average volatility	40.6%
Expected life of stock options	4-6 Years
Risk-free interest rate	4.2%
Dividend yield	0.5%

        A summary of activity under the plan at December 31, 2005 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
(in millions)
Outstanding at January 1, 2005	—	$—	—
Granted	2.7	16.00	9.6
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 31, 2005	2.7	$16.00	9.6	$—

Exercisable at December 31, 2005	—	$—	—	$—

        A summary of the status of our nonvested options as of December 31, 2005 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
	(in millions)
Nonvested as of January 1, 2005	—	$—
Granted	2.7	7.12
Vested	(0.2)	5.47
Forfeited or expired	—	—

Nonvested as of December 31, 2005	2.5	7.23

        As of December 31, 2005, certain participants met age requirements that allowed their options to qualify for accelerated vesting upon retirement. The vested options shown above represent the number of options those participants would have been eligible to exercise if they had retired as of December 31, 2005, for a total fair value of approximately $978 thousand.

Restricted Stock

        On August 11, 2005 and August 18, 2005, we awarded 16,252 shares and 11,472 shares, respectively, of restricted common stock to certain non-management members of our Board of Directors, with corresponding fair values of $16.20 and $16.35 per share, respectively. This restricted stock will vest on the date of the next Annual Shareholder Meeting, which is scheduled for May 10, 2006.

Compensation Cost

        A summary of the total compensation cost related to our equity awards and the portion recognized as of December 31, 2005 is presented below:

	Stock Options	Restricted Stock	Total
	(in millions)
Grant-date fair value	$18.6	$0.5	$19.1
Less: Compensation expense recognized	3.4	0.3	3.7

Unrecognized compensation cost	$15.2	$0.2	$15.4

Years over which compensation cost is expected to be recognized	2.6	0.4

        The compensation cost shown above was recorded primarily in selling, general and administrative expense. The income tax benefit related to the compensation cost recognized as of December 31, 2005 was $1.5 million.

27. Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Years ended December 31,
	2005	2004	2003
	(in millions)
Cash paid during the year
Interest	$17.9	$24.2	$24.5
Income taxes—net of refunds	6.8	8.7	0.9

28. Contingencies

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

Environmental

        In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with the Resource Conservation and Recovery Act (RCRA), the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. This inspection was undertaken as a part of a broad enforcement initiative commenced by the EPA to evaluate whether mineral processing and mining facilities, including, in particular, all wet process phosphoric acid production facilities, are in compliance with RCRA, and the extent to which such facilities' waste management practices have impacted the environment.

        By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. If the EPA's position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system that does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. In order to obtain an order or judgment for civil penalties, the EPA will have to bring a civil or administrative enforcement proceeding against the Company. The EPA has referred this matter to the United States Department of Justice (DOJ) for enforcement. The Company anticipates that it will have an opportunity to discuss this matter with the DOJ prior to the filing of a complaint against the Company.

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid, and which we are currently closing. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

        We are subject to a variety of environmental laws and regulations in all jurisdictions in which we operate. Where it is probable that environmental liabilities exist and where reasonable estimates of such liabilities can be made, we have established associated reserves. These estimated liabilities are subject to change as additional information becomes available regarding the magnitude and timing of possible cleanup costs, the relative expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, based on the information available as of the date of this filing, we believe that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the Company's financial position, although such costs could have a material effect on the Company's results of operations or cash flows in a particular period.

29. Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses.

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2005, 2004, and 2003 are as follows. Other sales, costs and gross margin represent potash sales that were discontinued in 2003. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Year ended December 31, 2005
Net sales
Anhydrous ammonia	$436.0	$—	$—	$436.0
Granular urea	626.5	—	—	626.5
UAN solutions	403.1	—	—	403.1
DAP	—	343.8	—	343.8
MAP	—	94.9	—	94.9
Other	4.1	—	—	4.1

	1,469.7	438.7	—	1,908.4
Cost of sales	1,296.8	402.4	—	1,699.2

Gross margin	$172.9	$36.3	$—	$209.2
Depreciation, depletion and amortization	$63.0	$32.0	$2.5	$97.5
Capital expenditures—net	44.4	25.6	(0.6)	69.4
December 31, 2005
Assets	$515.6	$398.0	$314.5	$1,228.1
	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Year ended December 31, 2004
Net sales
Anhydrous ammonia	$399.5	$—	$—	$399.5
Granular urea	515.9	—	—	515.9
UAN solutions	354.1	—	—	354.1
DAP	—	305.3	—	305.3
MAP	—	71.5	—	71.5
Other	4.4	—	—	4.4

	1,273.9	376.8	—	1,650.7
Cost of sales	1,080.1	354.5	—	1,434.6

Gross margin	$193.8	$22.3	$—	$216.1
Depreciation, depletion and amortization	$71.4	$35.1	$2.1	$108.6
Capital expenditures—net	13.8	16.2	3.7	33.7
December 31, 2004
Assets	$539.0	$413.8	$603.9	$1,556.7

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Year ended December 31, 2003
Net sales
Anhydrous ammonia	$347.4	$—	$—	$347.4
Granular urea	443.2	—	—	443.2
UAN solutions	265.2	—	—	265.2
DAP	—	264.4	—	264.4
MAP	—	43.3	—	43.3
Other	2.4	2.1	1.9	6.4

	1,058.2	309.8	1.9	1,369.9
Cost of sales	999.6	334.1	1.8	1,335.5

Gross margin (loss)	$58.6	$(24.3)	$0.1	$34.4
Depreciation, depletion and amortization	$69.9	$33.9	$1.2	$105.0
Capital expenditures—net	14.2	13.7	0.8	28.7
December 31, 2003
Assets	$565.2	$414.8	$435.6	$1,415.6

        Enterprise-wide data by geographic region is as follows:

	Year Ended December 31
	2005	2004	2003
	(in millions)
Sales by geographic region (based on actual shipments)
Nitrogen
U.S.	$1,287.9	$1,115.0	$927.4
Canada	181.8	158.9	130.8

	1,469.7	1,273.9	1,058.2

Phosphate
U.S.	289.0	230.8	275.0
Canada	18.1	13.8	10.5
Export	131.6	132.2	24.3

	438.7	376.8	309.8

Potash	—	—	1.9

Consolidated	$1,908.4	$1,650.7	$1,369.9

	December 31,
	2005	2004	2003
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$582.3	$613.8	$673.8
Canada	47.8	31.8	34.9

Consolidated	$630.1	$645.6	$708.7

        Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year Ended December 31
	2005	2004	2003
	(in millions)
Sales by major customer
Agriliance, LLC	$555.9	$481.8	$559.7
GROWMARK, Inc.	255.2	206.8	202.9
Others	1,097.3	962.1	607.3

Consolidated	$1,908.4	$1,650.7	$1,369.9

30. Related Party Transactions

Initial Public Offering

        Prior to the completion of our initial public offering in August 2005, the eight pre-IPO owners of our predecessor company, CF Industries, each owned more than 5% of the common stock of CF Industries, Inc., and each nominated one person to serve on the board of directors of CF Industries, Inc.

        Pursuant to a reorganization effected in connection with the initial public offering, the pre-IPO owners of CF Industries received shares of our common stock and cash in exchange for their outstanding equity interests in CF Industries, Inc. In the aggregate, these pre-IPO owners received 7,562,499 shares of our common stock and $715.4 million in cash. The cash amount represented all of the proceeds to us from the public offering, after deducting underwriting discounts and commissions.

        The following table shows the number of shares we issued and the cash payments we made to the pre-IPO owners of CF industries in the reorganization.

	Shares Issued	Cash Payment
CHS Inc.	2,150,396	$140,380,590
GROWMARK, Inc.	5,412,103	122,421,792
Intermountain Farmers Association		2,012,445
La Coop fédérée		15,025,736
Land O'Lakes, Inc.		315,448,071
MFA Incorporated		39,508,394
Southern States Cooperative, Incorporated		46,289,510
Tennessee Farmers Cooperative		34,270,977

Total	7,562,499	$715,357,515

        Following our initial public offering, GROWMARK, Inc. (GROWMARK) and CHS, Inc. (CHS), two of the pre-IPO owners of CF Industries, remain significant holders of our common stock. GROWMARK is the beneficial owner of approximately 9.8% of our outstanding common stock, and CHS is the beneficial owner of approximately 3.9% of our outstanding common stock. William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are current members of our board of directors. Mr. Johnson is also a nominee for election as a class I director at the 2006 annual meeting. John E. Gherty, a current member of our board of directors whose term of office will expire at the 2006 annual meeting, was president and chief executive officer of Land O'Lakes, Inc. until his retirement from Land O'Lakes in October 2005.

Registration Rights Agreement

        In connection with our initial public offering and related reorganization, we entered into a registration rights agreement with GROWMARK. Pursuant to this agreement, GROWMARK has certain demand and piggyback registration rights with respect to the 5,412,103 shares of our common stock that it received in the reorganization. These shares are referred to as the registrable securities. Under the registration rights agreement, the holders of not less than 25% of the outstanding registrable securities may request up to two demand registrations after a one-year lockup agreement pertaining to the initial public offering that expires in August 2006. Pursuant to the registration rights agreement, we are required to pay all registration expenses required to register the registrable securities, subject to certain limitations. No securities have been registered pursuant to this agreement, and we have not incurred any expenses under this agreement.

Product Sales

        The pre-IPO owners of CF Industries purchased substantial quantities of fertilizers from us in 2005, both before and after our initial public offering, as shown in the following table.

	2005		2004		2003
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Agriliance, LLC(1)	$555.9	29%	$481.8	29%	$559.7	41%
GROWMARK, Inc.	255.2	14%	206.8	13%	202.9	15%
Southern States Cooperative, Incorporated	80.9	4%	73.1	4%	76.8	6%
MFA, Incorporated	110.4	6%	66.4	4%	52.0	4%
Tennessee Farmers Cooperative	30.1	2%	37.8	2%	37.9	3%
La Coop fédérée	27.8	1%	14.0	1%	24.9	2%
Intermountain Farmers Association	2.4	—	1.7	—	2.0	—

Pre-IPO owners	$1,062.7	56%	$881.6	53%	$956.2	71%
Other customers
Domestic	592.2	31%	529.5	32%	306.8	21%
Export	131.6	7%	132.2	8%	24.3	2%
Westco	121.9	6%	107.4	7%	82.6	6%

Net sales	$1,908.4	100%	$1,650.7	100%	$1,369.9	100%

(1)
Agriliance, LLC is a 50-50 joint venture between CHS Inc. and Land O'Lakes, Inc., two of the pre-IPO owners of CF Industries.

        In addition to purchasing fertilizer from us, some of our pre-IPO owners also contract with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements, we received approximately $1.9 million and $0.5 million in 2005 and 2004, respectively.

Accounts Receivable

        Accounts receivable at December 31, 2005 includes $4.8 million due from GROWMARK and $7.5 million due from Agriliance. Accounts receivable at December 31, 2004 includes $19.6 million due from our pre-IPO owners.

Supply Contracts

        In connection with our initial public offering, we entered into multi-year supply contracts with six of the pre-IPO owners of CF Industries and also with Agriliance, LLC, a 50-50 joint venture between the two other pre-IPO owners of CF Industries, relating to purchases of fertilizer products. The initial terms of the supply contracts last until June 30, 2008 for the contracts with the six pre-IPO owners, and until June 30, 2010 for the contract with Agriliance, LLC. The term will be automatically extended for successive one-year periods unless a termination notice is given by either party.

        Each contract specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell, and the customer is obligated to purchase, during the first contract year. Thereafter, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not less than 95% nor more than 100% of the prior year's sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by the customer which is not less than 65% nor more than 100% of the then applicable sales target volume. The contracts also contain reciprocal "meet or release" provisions pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provisions may not, however, reduce the requirements volume. The aggregate requirement volume under these seven contracts for the 12 months ending June 30, 2006 represents approximately 88% of the volume of fertilizer products purchased by the pre-IPO owners of CF Industries (including Agriliance, LLC for this purpose) in the twelve-month period ended June 30, 2005.

        The prices for product sold under the supply contracts will vary depending on the type of sale selected by the customer. The customer may select (i) cash sales at prices that are published in our weekly cash price list, (ii) index sales at a published index price, (iii) forward pricing sales under our forward pricing program, and (iv) sales negotiated between the parties. The supply contracts also provide for performance incentives based on (i) the percentage of the sales target volume actually purchased, (ii) the timing of purchases under our forward pricing program, (iii) the amount of purchases under our forward pricing program, (iv) specifying a requirement volume in excess of the then applicable minimum requirement volume, and (v) quantity discounts for overall volume.

        We have agreed with the pre-IPO owners of CF Industries (including Agriliance, LLC for this purpose) that the prices they are charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all of our customers, and that the performance incentives offered to them will be equal to the highest comparable incentives offered to other requirement contract customers. We believe the performance incentives offered under these supply contracts are consistent with the incentives offered to similarly situated customers in our industry in transactions between unaffiliated parties.

        Our supply contracts with Agriliance, LLC, GROWMARK, and MFA Incorporated also provide them with a right of first offer for the purchase of certain of our storage and terminal facilities. A portion of GROWMARK's requirement volume is also contingent on the purchase from GROWMARK by one of its customers of specified amounts of certain fertilizer products.

Net Operating Loss Carryforwards

        On August 16, 2005, we completed our initial public offering and related reorganization, and ceased to be a cooperative for federal income tax purposes. On that date, we had a deferred tax asset related to net operating loss carryforwards generated from business conducted with the pre-IPO owners of CF Industries when we were a cooperative for tax purposes. The income tax provision for 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the gross deferred tax asset related to the net operating loss carryforwards. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realizable now that we are no longer a cooperative for federal income tax purposes.

        In connection with the IPO and related reorganization, we entered into an NOL agreement with the pre-IPO owners of CF Industries relating to the treatment of the net operating loss carryforwards. Under the NOL agreement, in the event that it is finally determined that our net operating loss carryforwards can be used after we are no longer a cooperative, we will pay these pre-IPO owners an amount equal to the federal and state income taxes actually saved after the completion of the offering as a result of our utilizing the net operating loss carryforwards related to our former cooperative status. These payments, if any, will be made only after it has been finally determined that utilization of the net operating losses has provided us with actual tax savings. The NOL agreement does not require that we operate in a way that maximizes the use of our cooperative-related net operating loss carryforwards. Costs incurred after completion of our initial public offering in pursuing a determination regarding the usability of these net operating loss carryforwards will be borne by the pre-IPO owners of CF Industries. From the completion of our initial public offering in August 2005 through December 31, 2005, we incurred approximately $23,000 of reimbursable expenses relating to these net operating loss carryforwards.

Hayes Terminal

        During 2005, we sold GROWMARK certain assets of our former terminal in Hayes, Illinois for a gross purchase price of $200,000. We had not operated this terminal since 1987. The board of directors of our predecessor company, CF Industries, approved this transaction in July 2004, and we believe the terms and conditions of the transaction were no less favorable to us than could have been obtained from an unaffiliated purchaser.

Canadian Fertilizers Limited

        GROWMARK, Inc. and La Coop fédérée, two of the pre-IPO owners of CF Industries, hold interests in CFL, our Canadian joint venture. GROWMARK owns 9% of the outstanding common stock of CFL and La Coop fédérée owns 8% of the outstanding common stock of CFL.

31. Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2005. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

        Prior to the consummation of the IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders' equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries. The pro forma diluted earnings (loss)

per share information presented below gives effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2003.

	Three Months Ended
	March 31	June 30	September 30		December 31
	(in millions, except per share amounts)
2005
Net sales	$459.3	$626.7	$359.4		$463.0
Gross margin	55.3	95.6	56.0		2.3	(b)
Earnings (loss) before cumulative effect of a change in accounting principle	22.3	42.9	(91.4	)(a)	(10.0	)(b)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—		(2.8)
Net earnings (loss)	22.3	42.9	(91.4	)(a)	(12.8	)(b)
Post—IPO only:
Loss before cumulative effect of a change in accounting principle			(99.5	)(a)	(10.0	)(b)
Cumulative effect of a change in accounting principle—net of taxes			—		(2.8)
Net loss			(99.5	)(a)	(12.8	)(b)
Basic and diluted loss per share before cumulative effect of a change in accounting principle			(1.81)		(0.18)
Cumulative effect of a change in accounting principle—net of taxes			—		(0.05)
Basic and diluted net loss per common share			(1.81)		(0.23)
Pro forma per share data:
Pro forma diluted earnings (loss) per share before cumulative effect of a change in accounting principle	0.41	0.78	(1.66)		(0.18)
Cumulative effect of a change in accounting principle—net of taxes	—	—	—		(0.05)
Pro forma basic and diluted net earnings (loss) per share	0.41	0.78	(1.66)		(0.23)
2004
Net sales	$324.7	$520.7	$326.7		$478.6
Gross margin	35.9	65.0	43.9		71.3
Net earnings (loss)	8.6	26.7	14.3		18.1	(c)
Pro forma diluted net earnings per share	0.16	0.49	0.26		0.33

(a)
Includes a non-cash charge of $99.9 million ($1.82 per diluted share) to income tax expense to establish a valuation allowance against net operating loss carryforwards generated when we operated as a cooperative (see Note 12) and a loss on the early extinguishment of debt of $28.3 million ($17.1 million net of taxes or $0.31 per diluted share) (see Note 21).

(b)
Includes higher costs of sales primarily related to natural gas and a charge for the mark-to-market adjustment on natural gas derivatives of $9.3 million ($5.6 million net of taxes or $0.10 per diluted share) (see Note 24).

(c)
Includes $18.3 million of other operating costs related primarily to asset retirement obligations, environmental costs and litigation costs (see Note 6).

CF INDUSTRIES HOLDINGS, INC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

        None.

CF INDUSTRIES HOLDINGS, INC.

Part III

Item 10. Directors and Executive Officers of the Registrant.

        Information appearing in the Proxy Statement under the headings "Directors and Director Nominees;" "Executive Officers;" "Corporate Governance—Committees of the Board—Audit Committee;" and "Common Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        We have adopted a Code of Corporate Conduct that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Corporate Conduct is posted on our Internet website, www.cfindustries.com. We will provide an electronic or paper copy of this document free of charge upon request.

Item 11. Executive Compensation.

        Robert C. Arzbaecher, Wallace W. Creek and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company's Board of Directors.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Corporate Governance—Director Compensation Arrangements" and "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership—Common Stock Ownership of Management."

Equity Compensation Plan Information as of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,720,100	$16.00	5,502,176

Total	2,720,100	$16.00	5,502,176

        For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 26—Stock-Based Compensation Plans.

Item 13. Certain Relationships and Related Transactions.

        Information appearing in the Proxy Statement under the heading "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        Information appearing in the Proxy Statement under the headings "Audit and Non-Audit Fees" and "Pre-approval of Audit and Non-Audit Services" is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)
  Documents filed as part of this Report:

  1.
  All financial statements:

    The following financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

    2.
    Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	105
    3.
    Exhibits

            A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 107 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        Under date of March 16, 2006, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 16, 2006

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Charge to Other Accounts	Deductions	Description	Ending Balance
Accounts receivable (in thousands)
Allowance for bad debts accounts
Year ended December 31, 2005	$534	$40	$—	$(315)	Amounts not collectible	$259
Year ended December 31, 2004	560	143	—	(169)	Amounts not collectible	534
Year ended December 31, 2003	635	25	—	(100)	Amounts not collectible	560
Income taxes (in millions)
Deferred tax asset valuation allowance
Year ended December 31, 2005	$—	$99.9	$—	$—		$99.9
Year ended December 31, 2004	—	—	—	—		—
Year ended December 31, 2003	—	—	—	—		—

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	March 20, 2006	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 20, 2006
/s/ ERNEST THOMAS Ernest Thomas	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2006
/s/ ROBERT D. WEBB Robert D. Webb	Vice President and Corporate Controller (Principal Accounting Officer)	March 20, 2006
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	March 20, 2006
/s/ WALLACE W. CREEK Wallace W. Creek	Director	March 20, 2006
/s/ WILLIAM DAVISSON William Davisson	Director	March 20, 2006
/s/ JOHN E. GHERTY John E. Gherty	Director	March 20, 2006
/s/ DAVID R. HARVEY David R. Harvey	Director	March 20, 2006
/s/ JOHN D. JOHNSON John D. Johnson	Director	March 20, 2006
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	March 20, 2006

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
4.3
Registration Rights Agreement, dated as of August 10, 2005, by and between CF Industries Holdings, Inc. and GROWMARK, Inc. (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and Agriliance, LLC dated as of June 20, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.2
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of June 20, 2005 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.3
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.4
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Ernest Thomas (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.5
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.6
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen G. Chase (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.7
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.8
Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Monty R. Summa (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.9
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.10
CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.11
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949) **
10.12
Form of Non-Employee Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.13
Form of Change in Control Severance Agreement with Officers (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.14
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.15
Change in Control Severance Agreement, dated as of August 11, 2005 between CF Industries Holdings, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)**
10.16
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)**

10.17
Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 19, 2005, File No. 001-32597)
10.18
CF Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 4—Earnings (Loss) per Share Post Initial Public Offering and Pro Forma.
21	Subsidiaries of the registrant.
23	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to an order granting confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

QuickLinks

TABLE OF CONTENTS
CF INDUSTRIES HOLDINGS, INC.
Part I
  Item 1. Business.
CF INDUSTRIES HOLDINGS, INC.
PROVEN AND PROBABLE RESERVES(1) Hardee Phosphate Complex As of December 31, 2005
CF INDUSTRIES HOLDINGS, INC.
  Item 1A. Risk Factors.
CF INDUSTRIES HOLDINGS, INC.
FORWARD LOOKING STATEMENTS
CF INDUSTRIES HOLDINGS, INC.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
CF INDUSTRIES HOLDINGS, INC.
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
CF INDUSTRIES HOLDINGS, INC.
CF INDUSTRIES HOLDINGS, INC.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CF INDUSTRIES HOLDINGS, INC.
CF INDUSTRIES HOLDINGS, INC.
CF INDUSTRIES HOLDINGS, INC.
CF INDUSTRIES HOLDINGS, INC.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
CF INDUSTRIES HOLDINGS, INC.
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
CF INDUSTRIES HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
Post—Initial Public Offering (IPO)—Net Loss and Net Loss Per Share
CF INDUSTRIES HOLDINGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CF INDUSTRIES HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
CF INDUSTRIES HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CF INDUSTRIES HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CF INDUSTRIES HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CF INDUSTRIES HOLDINGS, INC.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
CF INDUSTRIES HOLDINGS, INC.
Part III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information as of December 31, 2005
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
Part IV
  Item 15. Exhibits, Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
CF INDUSTRIES HOLDINGS, INC.
Schedule II—Valuation and Qualifying Accounts
CF INDUSTRIES HOLDINGS, INC.
SIGNATURES
CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX