Form 10-Q
period 2006-03-31
CF Industries Holdings, Inc.
filed 2006-05-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-32597

CF INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2697511 (I.R.S. Employer Identification No.)
One Salem Lake Drive Long Grove, Illinois (Address of principal executive offices)	60047 (Zip Code)

(847) 438-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

55,027,723 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at March 31, 2006.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in millions, except per share amounts)
Net sales	$400.5	$459.3
Cost of sales	423.2	404.0
Gross margin	(22.7)	55.3
Selling, general and administrative	13.0	11.0
Other operating—net	1.5	0.8
Operating earnings (loss)	(37.2)	43.5
Interest expense	0.5	5.3
Interest income	(2.7)	(3.5)
Minority interest	5.9	4.9
Other non-operating—net	(0.1)	—
Earnings (loss) before income taxes	(40.8)	36.8
Income tax provision (benefit)	(16.2)	14.5
Net earnings (loss)	$(24.6)	$22.3
Basic and diluted weighted average common shares outstanding	55.0
Basic and diluted net loss per share	$(0.45)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in millions)
Net earnings (loss)	$(24.6)	$22.3
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	(0.1)	0.1
Unrealized gain (loss) on hedging derivatives—net of taxes	(2.1)	3.4
Unrealized gain on securities—net of taxes	0.2	—
	(2.0)	3.5
Comprehensive income (loss)	$(26.6)	$25.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$38.7	$37.4
Short-term investments	157.6	179.3
Accounts receivable	66.4	52.8
Income taxes receivable	4.5	1.1
Inventories	331.3	251.1
Other	43.9	54.4
Total current assets	642.4	576.1
Property, plant and equipment—net	619.2	630.1
Deferred income taxes	6.3	—
Goodwill	0.9	0.9
Asset retirement obligation escrow account	11.1	—
Other assets	20.9	21.0
Total assets	$1,300.8	$1,228.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$155.9	$171.6
Customer advances	245.9	131.6
Deferred income taxes	5.0	5.8
Distributions payable to minority interest	3.7	18.7
Other	31.9	13.4
Total current liabilities	442.4	341.1
Notes payable	4.2	4.2
Deferred income taxes	—	8.4
Other noncurrent liabilities	104.8	104.9
Minority interest	19.4	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 55,027,723 shares outstanding	0.6	0.6
Paid-in capital	744.8	743.0
Retained earnings (deficit)	(6.0)	19.7
Accumulated other comprehensive loss	(9.4)	(7.4)
Total stockholders’ equity	730.0	755.9
Total liabilities and stockholders’ equity	$1,300.8	$1,228.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
	(in millions)
Operating Activities:
Net earnings (loss)	$(24.6)	$22.3
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Minority interest	5.9	4.9
Depreciation, depletion and amortization	22.5	26.6
Deferred income taxes	(14.0)	9.9
Stock compensation expense	1.8	—
Unrealized loss on derivatives	20.0	—
Changes in:
Accounts receivable	(16.8)	(17.2)
Margin deposits	(9.7)	14.8
Inventories	(80.3)	(14.6)
Accounts payable and accrued expenses	(15.7)	(6.3)
Product exchanges—net	14.6	(6.3)
Customer advances—net	114.3	24.1
Other—net	0.5	5.7
Net cash provided by operating activities	18.5	63.9
Investing Activities:
Additions to property, plant and equipment—net	(11.5)	(16.8)
Purchases of short-term investments	(125.0)	(155.5)
Sales and maturities of short-term investments	146.7	101.2
Deposit to asset retirement obligation escrow account	(11.1)	—
Net cash used in investing activities	(0.9)	(71.1)
Financing Activities:
Payments of long-term debt	—	(0.7)
Distributions to minority interest	(15.1)	—
Dividends paid on common stock	(1.1)	—
Net cash used in financing activities	(16.2)	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Increase (decrease) in cash and cash equivalents	1.3	(7.9)
Cash and cash equivalents at beginning of period	37.4	50.0
Cash and cash equivalents at end of period	$38.7	$42.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts and disclosures applicable to
March 31, 2006 and 2005 are unaudited)

1.                 Background and Basis of Presentation

We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate fertilizer business are diammonium phosphate (DAP) and monoammonium phosphate (MAP). Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors.

Our principal assets include:

•  the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

•       a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta, through Canadian Fertilizers Limited (CFL), a consolidated variable interest entity);

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

The accompanying unaudited interim financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2005 and in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented.  These statements should be read in conjunction with our audited financial statements and related disclosures in our Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 20, 2006. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

On the consolidated balance sheet as of December 31, 2004, amounts owed to and due from product exchange counterparties were reclassified from a net amount in inventory to current assets and current liabilities. On the unaudited consolidated statement of cash flows for the three months ended March 31, 2005, corresponding adjustments have been made to inventory and product exchanges—net. These reclassifications had no impact on previously reported net income (loss) or cash flow from operations.

2.                 Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, refer to our Form 10-K filed with the SEC on March 20, 2006.

3.                 New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to our consolidated financial statements.

•       Statement of Financial Accounting Standards (SFAS) No. 123R—Share-Based Payment. This statement requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the use of the intrinsic value method of accounting for share-based payments as previously provided in Accounting Principles Board (APB) Opinion No. 25— Accounting for Stock Issued to Employees. We adopted SFAS 123R in the third quarter of 2005 and applied this standard prospectively to share-based payment awards.

•       SFAS No. 151—Inventory Costs. This statement amends Accounting Research Bulletin No. 43 to clarify that abnormal amounts of costs such as idle facility expense, freight, handling and spoilage are to be recognized as current-period charges and that the allocation of fixed production overhead to inventory costs is to be based on normalized production capacity. The statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not impact our financial statements.

•       Emerging Issues Task Force (EITF) Issue No. 04-13—Accounting for Purchases and Sales of Inventory with the Same Counterparty. This EITF Issue addresses exchanges of inventory with a counterparty in the same line of business and examines the conditions under which such transactions should be viewed as a single nonmonetary transaction and whether such transactions should be recognized at fair value or recorded amounts. The Issue is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 will not impact our financial statements.

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

•       SFAS No. 155—Accounting for Certain Hybrid Financial Instruments. This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This statement also clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. This statement will generally be effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.   We have not yet determined the impact of this statement on our consolidated financial statements.

•       SFAS No. 156—Accounting for Servicing of Financial Assets–An Amendment of Financial Accounting Standards Board (FASB) Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We have not yet determined the impact of this statement on our consolidated financial statements.

4.                 Net Earnings (Loss) Per Share

Prior to the consummation of our August 2005 IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries. The weighted average shares outstanding and net earnings (loss) per share information is presented on an actual and pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2004.

The net loss per share and pro forma net earnings per share were computed as follows:

	Three months ended March 31,
	Actual	Pro forma
	2006	2005
	(in millions, except per share amounts)
Net earnings (loss) available to common shareholders	$(24.6)	$22.3
Basic and diluted weighted average common shares outstanding	55.0	55.0
Basic and diluted net earnings (loss) per common share	$(0.45)	$0.41

The March 31, 2006 diluted net loss per share calculation excludes 18,915 shares of restricted stock because the effect of their inclusion would be antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller net loss per share.

5.                 Pension and Other Postretirement Benefits

CF Industries and its Canadian subsidiary both maintain noncontributory, defined-benefit pension plans. For our U.S. pension plan, employees who began employment after December 31, 2003 are not eligible to participate in the plan.

We also provide group insurance to our retirees. Until age 65, retirees are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees. When a retiree reaches age 65, medical coverage ceases.

Net pension/retiree medical expense included the following components:

	Pension Plans		Retiree Medical
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions)
Service cost for benefits earned during the period	$1.7	$1.4	$0.3	$0.3
Interest cost on projected benefit obligation	3.1	2.9	0.5	0.5
Expected return on plan assets	(3.4)	(3.4)	—	—
Amortization of transition obligation	—	—	0.1	0.1
Actuarial loss	0.6	0.2	0.1	0.1
Net expense	$2.0	$1.1	$1.0	$1.0

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law and a closed plan in which no current employees are eligible to participate. The expense for these plans for the three months ended March 31, 2006 and March 31, 2005 was insignificant.

6.                 Income Taxes

The income tax benefit and resulting net deferred tax asset recorded for the three months ended March 31, 2006 were determined in accordance with the requirements of APB  Opinion No. 28—Interim Financial Reporting and FASB Interpretation No. 18—Accounting for Income Taxes in Interim Periods.

7.                 Inventories

Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in millions)
Fertilizer	$271.0	$196.1
Spare parts, raw materials and supplies	60.3	55.0
	$331.3	$251.1

8.      Asset Retirement Obligations

We account for asset retirement obligations (AROs) in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. An ARO is a legal obligation associated with the retirement of long-lived assets that results from the acquisition, construction, development or normal operation of such assets.

In 2005, FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs) was issued. FIN No. 47 provided guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. In the fourth quarter of 2005, we adopted FIN No. 47 and recorded a $4.6 million ($2.8 million, after taxes) cumulative effect of a change in accounting principle.

The AROs related to our phosphogypsum stack systems in Florida are subject to financial assurance requirements. The purpose of these requirements is to assure the State of Florida that sufficient funds will be available for the ultimate closure and post-closure care requirements for these AROs.

In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida’s regulations pertaining to financial assurance requirements for closure of phosphogypsum stacks, and contributed $11.1 million to this account. The balance in this account is reported at fair value and is included in other assets on our consolidated balance sheet.

Over the next ten years, we expect to contribute to the escrow account between $2 million and $8 million annually based upon the required funding formula, the present value of our estimated liability as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount that will have accumulated in the account by the end of the ten-year period, including investment earnings, is currently expected to be approximately $85 million. After the initial ten years, contributions to the account are expected to average approximately $0.4 million annually for the following 17 years. The balance in the account is projected to be approximately $170 million by 2032. The annual contributions to the account are based on predetermined funding requirements as prescribed by the State of Florida; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the escrow account will be used to complete settlement of the AROs related to our phosphogypsum stack systems.

9.                 Credit Agreement

Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of March 31, 2006, there was $250 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

The credit facility is guaranteed by CF Holdings and certain of the domestic subsidiaries of CF Industries (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party’s direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party’s first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana.

10.          Derivative Financial Instruments

We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps and futures. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program and to take advantage of special situations in the natural gas market.

Until the fourth quarter of 2005, we designated our gas derivatives as cash flow hedges, whereby the derivatives were recorded at fair value on the balance sheet as assets and liabilities with any changes in fair value recorded initially in other comprehensive income (OCI). Unrealized gains or losses on effective cash flow hedges were deferred in OCI until the inventory manufactured with the hedged natural gas was sold and released to cost of sales.

During the second half of 2005, volatility in the natural gas environment increased our uncertainty regarding future operating rates and required that we increase our flexibility in product sourcing decisions. This increased flexibility in sourcing reduced our ability to predict future natural gas requirements with a high degree of probability and led us to discontinue hedge accounting beginning in the fourth quarter of 2005. Changes in the fair value of the derivatives not designated as hedges are recorded in cost of sales as the changes occur. For the three months ended March 31, 2006, we recorded directly to cost of sales derivative losses of $41.3 million, consisting of $21.3 million in realized losses and $20.0 million of unrealized mark-to-market losses. Cash flows related to natural gas derivatives are reported as cash flows from operating activities.

We continue to use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes.

Open natural gas derivative contracts at March 31, 2006 and December 31, 2005 are summarized below.

	March 31, 2006		December 31, 2005
	Contract	Net Unrealized	Contract	Net Unrealized
	MMBtu	Loss	MMBtu	Gain (Loss)
	(in millions)
Swaps	11.3	$(23.6)	13.2	$(1.4)
Futures	0.4	(0.2)	0.9	0.9
	11.7	$(23.8)	14.1	$(0.5)

11.          Other Comprehensive Income (Loss)

Stockholders’ equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign	Unrealized	Unrealized	Minimum	Accumulated
	Currency	Gain	Gain (Loss)	Pension	Other
	Translation	on	on	Liability	Comprehensive
	Adjustment	Securities	Derivatives	Adjustment	(Loss)
	(in millions)
Balance at December 31, 2005	$(2.9)	$0.1	$4.7	$(9.3)	$(7.4)
Net Change	(0.1)	0.2	(2.1)	—	(2.0)
Balance at March 31, 2006	$(3.0)	$0.3	$2.6	$(9.3)	$(9.4)

The unrealized gain or loss on derivatives is related to natural gas derivatives prior to the time that hedge accounting was discontinued in the fourth quarter of 2005. The amount shown as net change in OCI was reclassified into earnings in the first quarter of 2006. The balance at March 31, 2006 is expected to be reclassified into earnings during 2006.  See Note 10 for additional information on derivatives.

12.          Contingencies

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

By letter dated September 27, 2005, EPA Region 4 issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility’s reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility’s process water recirculating system, have resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA’s regulatory authority under RCRA. If the EPA’s position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system if it is determined that it does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

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

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. The EPA’s sampling results appear to be consistent with the Company’s results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that the EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid, and which we are currently closing. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

We are subject to a variety of environmental laws and regulations in all jurisdictions in which we operate. When it is probable that environmental liabilities exist and when reasonable estimates of such liabilities can be made, we have established associated reserves. These estimated liabilities are subject to change as additional information becomes available regarding the magnitude and timing of possible cleanup costs, the relative expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, based on the information available as of the date of this filing, we believe that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the Company’s financial position, although such costs could have a material effect on the Company’s results of operations or cash flows in a particular period.

13.          Segment Disclosures

We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses.

Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2006 and 2005, and assets at March 31, 2006 and December 31, 2005 are as follows. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Operating Results
Three Months Ended March 31, 2006
Net sales
Anhydrous ammonia	$47.0	$—	$47.0
Granular urea	158.4	—	158.4
UAN solutions	80.1	—	80.1
DAP	—	95.8	95.8
MAP	—	18.9	18.9
Other	0.3	—	0.3
	285.8	114.7	400.5
Cost of sales	318.7	104.5	423.2
Gross margin	$(32.9)	$10.2	$(22.7)
Three Months Ended March 31, 2005
Net sales
Anhydrous ammonia	$88.9	$—	$88.9
Granular urea	176.6	—	176.6
UAN solutions	91.4	—	91.4
DAP	—	80.8	80.8
MAP	—	21.2	21.2
Other	0.4	—	0.4
	357.3	102.0	459.3
Cost of sales	310.5	93.5	404.0
Gross margin	$46.8	$8.5	$55.3

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2006	$584.9	$410.8	$305.1	$1,300.8
December 31, 2005	$515.6	$398.0	$314.5	$1,228.1

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

Overview

We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate fertilizer business are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors.

Our principal assets include:

•       the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

•       a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta through Canadian Fertilizers Limited (CFL), a consolidated variable interest entity);

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

Executive Summary

We reported a net loss of $24.6 million in the first quarter of 2006 compared to net earnings of $22.3 million in the first quarter of 2005. Our 2006 results included $20.0 million of unrealized losses on natural gas derivatives as a result of reflecting changes in their market value (marking-to-market) in operations.

Our gross margin decreased $78.0 million to a $22.7 million loss in the first quarter of 2006 compared to $55.3 million of positive margin in the first quarter of 2005. The decline in gross margin resulted from increases in raw material costs (primarily natural gas), higher purchased product costs and mark-to-market losses on natural gas derivatives, as well as lower nitrogen fertilizer sales volume, partially offset by higher average selling prices.

Our net sales decreased 13% to $400.5 million in the first quarter of 2006 compared to $459.3 million in the first quarter of 2005. The decrease reflected lower nitrogen fertilizer sales volume that was partially offset by higher average selling prices for nitrogen and phosphate fertilizers. A decrease in nitrogen fertilizer sold in 2006 of 503,000 tons resulted in total sales volume of 1.6 million tons in the first quarter of 2006 compared to 2.1 million tons in the first quarter of 2005.

We paid cash dividends of $1.1 million in the first quarter of 2006.

The following significant items affected our reported results for the first quarter of 2006 and our financial position as of March 31, 2006:

Hurricane activity in the Gulf of Mexico region during the latter portion of 2005 significantly affected the domestic fertilizer industry. These hurricanes caused substantial damage to the natural gas production and distribution facilities in the region, affecting the supply and price of the primary raw material used to produce nitrogen fertilizers. By the end of the first quarter of 2006, natural gas prices had moderated, returning approximately to pre-hurricane levels. These storms also affected the availability of barges used to transport urea and DAP/MAP on the Mississippi River and adversely affected sulfur supplies due to refinery closures and transportation disruptions.

In the fourth quarter of 2005, we ceased classifying natural gas derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, realized and unrealized gains or losses related to our derivatives are now recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. As of December 31, 2005, there was a remaining unrealized gain of $7.9 million ($4.7 million, net of taxes) in other comprehensive income relating to gains on cash flow hedges occurring prior to de-designation of these hedges. Approximately $3.3 million ($2.1 million, net of taxes) of the total $7.9 million unrealized gain was recognized in cost of sales during the first quarter of 2006 as the related transactions were recognized in the statement of operations. As a result of the decline in natural gas prices that occurred in the first quarter of 2006, we recognized in cost of sales $20.0 million of unrealized mark-to-market losses on our natural gas derivative positions open at March 31, 2006 (net of the $3.3 million gain previously discussed). Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities has not changed in that derivatives are still being used to lock in a substantial portion of our margin on forward pricing program (FPP) sales and to take advantage of special situations in the natural gas market. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for further discussion of derivative financial instruments.

Results of Operations

The following table presents our consolidated results of operations:

	Three months ended March 31,
	2006	2005		2006 v. 2005
	(in millions, except per share amounts)
Net sales	$400.5	$459.3		$(58.8)
Cost of sales	423.2	404.0		19.2
Gross margin	(22.7)	55.3		(78.0)
Selling, general and administrative	13.0	11.0		2.0
Other operating—net	1.5	0.8		0.7
Operating earnings (loss)	(37.2)	43.5		(80.7)
Interest expense	0.5	5.3		(4.8)
Interest income	(2.7)	(3.5)		0.8
Minority interest	5.9	4.9		1.0
Other non-operating—net	(0.1)	—		(0.1)
Earnings (loss) before income taxes	(40.8)	36.8		(77.6)
Income tax provision (benefit)	(16.2)	14.5		(30.7)
Net earnings (loss)	$(24.6)	$22.3		$(46.9)
Net Earnings (Loss) Per Share
Basic and diluted weighted average common shares outstanding	55.0	55.0	(1)
Basic and diluted net earnings (loss) per share	$(0.45)	$0.41	(1)	$(0.86)

(1)          Represents the pro forma basic and diluted net earnings (loss) per share calculations as if the weighted average number of common shares issued in the initial public offering were outstanding as of December 31, 2004. See Note 4 of our unaudited consolidated financial statements in this Form 10-Q for further information regarding pro forma net earnings (loss) per share.

First Quarter of 2006 Compared to the First Quarter of 2005

Consolidated Operating Results

During the first quarter of 2006, the domestic nitrogen fertilizer industry was affected by high natural gas prices, which had increased during the latter half of 2005 and remained at historically high levels through the beginning of the quarter. Our phosphate fertilizer business was positively affected during the first quarter of 2006 by relatively balanced industry supply/demand conditions. Our total gross margin decreased by approximately $78.0 million, or 141%, swinging to a $22.7 million loss for the first quarter of 2006 compared to a gross margin of  $55.3 million for the same period in 2005, due largely to increased costs pursuant to higher gas prices and weaker market conditions for nitrogen fertilizers. The net loss of $24.6 million for the first quarter of 2006 included a pre-tax charge of $20.0 million for unrealized mark-to-market losses on natural gas derivatives. There were no mark-to-market adjustments recorded directly to cost of sales in the prior period as hedge accounting was still being applied.

Net Sales

Our net sales decreased 13% to $400.5 million in the first quarter of 2006 compared to $459.3 million in the first quarter of 2005, due to a decrease in nitrogen fertilizer sales volume that was partially offset by higher average selling prices for nitrogen and phosphate fertilizers. Nitrogen and phosphate fertilizer prices for the first quarter of 2006 averaged 15% and 12% higher, respectively, than the prices for similar products in the comparable period of 2005. Our total sales volume decreased 23% to 1.6 million tons in the first quarter of 2006 versus 2.1 million tons in the first quarter of 2005, due to lower nitrogen fertilizer sales volume. Nitrogen fertilizer sales volume decreased 0.5 million tons, or 30%, to 1.2 million tons in the first quarter of 2006 compared to 1.7 million tons in the comparable period of 2005, due primarily to less favorable market conditions than were experienced in the prior period. Our total level of phosphate fertilizer sales of 489,000 tons in the first quarter of 2006 approximated the amount sold in the same quarter of 2005.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $275 per ton in the first quarter of 2006 compared to $187 per ton in the first quarter of 2005, an increase of 47%, primarily due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses on natural gas derivatives. Phosphate fertilizer cost of sales averaged $214 per ton in the first quarter of 2006 compared to $192 per ton in the first quarter of the prior year, an increase of 11%, mainly due to higher ammonia and sulfur costs.

During the first quarter of 2006, we sold approximately 700,000 tons of fertilizer under our forward pricing program, representing approximately 43% of our total fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.3 million tons of fertilizer under this program, representing approximately 61% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18% to $13.0 million in the first quarter of 2006 compared to $11.0 million in the comparable period of 2005. The increase in the first quarter of 2006 was largely due to increased compensation expense associated with our share-based awards. There was no expense for share-based awards in the prior period.

Other Operating—Net

Other operating—net increased to $1.5 million in the first quarter of 2006 from $0.8 million in the same period of 2005. The increase was due primarily to a $0.7 million adjustment in the first quarter of 2006 to asset retirement obligations (AROs) for costs associated with the cessation of operations at our closed Bartow facility. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest—Net

Interest—net swung to $2.2 million of net interest income in the first quarter of 2006 from $1.8 million of net expense in the first quarter of 2005. Interest expense decreased 91% to $0.5 million in 2006 from $5.3 million in 2005, due to the full repayment of our term notes in the third quarter of 2005. Interest income decreased to $2.7 million in 2006 from $3.5 million in 2005 as higher average rates of return were more than offset by lower average balances of invested cash.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the first quarter of 2006 was due to CFL operating results.

Income Taxes

The income tax provision on earnings for the first quarter of 2006 was recorded at our estimated annual effective tax rate, which is based on applicable federal, foreign and state statutory rates. Our effective tax rate increased to 40% for the first quarter of 2006 from 39% in the comparable period in 2005. The increase was primarily due to a change in the relative impact of non-deductible expenses.

Segment Review

Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended March 31,
	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$285.8	$357.3	$(71.5)
Cost of sales	318.7	310.5	8.2
Gross margin	$(32.9)	$46.8	$(79.7)
Gross margin percentage	(11.5)%	13.1%
Tons of product sold (000’s)	1,157	1,660	(503)
Sales volume by product (000’s)
Ammonia	130	316	(186)
Urea	582	749	(167)
UAN	442	590	(148)
Other nitrogen products	3	5	(2)
Average selling price per ton by product
Ammonia	$361	$281	$80
Urea	272	236	36
UAN	181	155	26
Cost of natural gas (per mmBTU)
Donaldsonville	$8.92	$7.02	$1.90
Medicine Hat	7.46	5.91	1.55
Average daily market price of natural gas (per mmBTU)
Henry Hub (Louisiana)	$7.76	$6.40	$1.36
AECO (Alberta)	6.58	5.59	0.99
Depreciation, depletion and amortization	$12.9	$18.5	$(5.6)
Capital expenditures	$4.3	$7.5	$(3.2)
Production volume by product (000’s)(1)
Ammonia(2)	651	830	(179)
Granular urea	464	623	(159)
UAN (28%)	407	687	(280)

(1)           Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(2)           Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

First Quarter of 2006 Compared to the First Quarter of 2005

Net Sales.   Nitrogen fertilizer net sales decreased $71.5 million to $285.8 million in the first quarter of 2006 compared to $357.3 million in the first quarter of 2005, due to lower sales volume that was partially offset by higher average selling prices. Ammonia, urea and UAN sales prices increased by 29%, 15% and 17%, respectively, in the first quarter of 2006 compared to prices in the same period of the prior year. The increase in nitrogen fertilizer prices in the first quarter of 2006 resulted from the influence of higher North American natural gas prices and strong international markets. Nitrogen fertilizer sales volume decreased 30% to 1.2 million tons in the first quarter of 2006 compared to 1.7 million tons in the comparable period of 2005, due principally to less favorable market conditions than existed in the prior year as well as customers delaying purchasing decisions due to expectations of falling nitrogen fertilizer prices.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $275 per ton in the first quarter 2006 compared to $187 per ton in the first quarter 2005, an increase of 47%, largely due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 25% in the first quarter of 2006 versus the cost in the comparable period of 2005 due to continued tight market conditions for natural gas caused in part by the residual impact of Hurricane Katrina and Hurricane Rita. Purchased product costs were approximately $25.6 million higher in the first quarter of 2006 than in the first quarter of 2005 due to the overall increase in nitrogen fertilizer prices previously discussed as well as additional quantities purchased. We recognized $20.0 million of unrealized mark-to-market losses on derivatives in the first quarter of 2006 as an increase in cost of sales due to our discontinuation of hedge accounting and the decline in natural gas market prices that occurred during the quarter. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During the first quarter of 2006, we sold approximately 574,000 tons of nitrogen fertilizers under our forward pricing program, representing approximately 50% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.2 million tons of nitrogen fertilizers under this program, representing approximately 71% of our nitrogen fertilizer sales volume for the period.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended March 31,
	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$114.7	$102.0	$12.7
Cost of sales	104.5	93.5	11.0
Gross margin	$10.2	$8.5	$1.7
Gross margin percentage	8.9%	8.3%
Tons of product sold (000’s)	489	487	2
Sales volume by product (000’s)
DAP	410	387	23
MAP	79	100	(21)
Domestic vs export sales of DAP/MAP (000’s)
Domestic	376	334	42
Export	113	153	(40)
Average selling price per ton by product
DAP	$234	$209	$25
MAP	239	213	26
Depreciation, depletion and amortization	$9.0	$7.4	$1.6
Capital expenditures	$7.4	$9.5	$(2.1)
Production volume by product (000’s)
Phosphate rock	898	791	107
Sulfuric acid	657	575	82
Phosphoric acid as P2O5	251	213	38
DAP/MAP	503	423	80

First Quarter of 2006 Compared to the First Quarter of 2005

Net Sales.   Phosphate fertilizer net sales increased 12% to $114.7 million in the first quarter of 2006 compared to $102.0 million in the first quarter of 2005 due primarily to higher average selling prices. Our total level of phosphate fertilizer sales of 489,000 tons in the first quarter of 2006 approximated the prior period’s level. Within our total phosphate fertilizer sales, sales of DAP/MAP to domestic customers increased by 13%, totaling 376,000 tons in the first quarter of 2006 compared to 334,000 tons in the first quarter of 2005. The increase in sales of DAP/MAP to domestic customers is primarily due to an increase in sales to multi-year contract customers. In addition, average phosphate fertilizer prices in the first quarter of 2006 increased by 12% compared to prices in the first quarter of 2005.

Cost of Sales.   Phosphate cost of sales averaged $214 per ton in the first quarter of 2006 compared to $192 per ton in the first quarter of 2005. The 11% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 42% in the first quarter of 2006 compared to the first quarter of 2005, reflecting stronger global market conditions. Sulfur costs increased by 20% in the first quarter of 2006 compared to the first quarter of 2005, reflecting the lingering impact of supply disruptions that occurred in 2005 due to hurricane activity.

During the first quarter of 2006, we sold approximately 126,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 26% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 133,000 tons of phosphate fertilizers under this program, representing approximately 27% of our phosphate fertilizer sales volume for the period.

Liquidity and Capital Resources

The primary sources of cash for working capital, capital expenditures and acquisitions are operating cash flow, which includes customer advances, and our senior secured revolving credit facility. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business.

Cash Balance and Other Liquidity

As of March 31, 2006, we had cash and cash equivalents of $38.7 million, short-term investments of $157.6 million and a $245.9 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2005, the comparable amounts were $37.4 million, $179.3 million and $131.6 million, respectively. Short-term investments consist of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of March 31, 2006 and December 31, 2005, we had $250.0 million and $192.6 million available, respectively, under our revolving credit facility.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.2 million as of both March 31, 2006 and December 31, 2005. There were no outstanding borrowings or letters of credit under our $250 million senior secured revolving credit facility as of March 31, 2006 or December 31, 2005.

Forward Pricing Program

We offer a FPP to our customers under which product may be ordered for future delivery, with a substantial portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. During the first quarter of 2006, we sold approximately 700,000 tons of fertilizer under our forward pricing program, representing approximately 43% of our total fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.3 million tons of fertilizer under this program, representing approximately 61% of our total fertilizer sales volume for the period. As of March 31, 2006 and December 31, 2005, we had approximately $245.9 million and $131.6 million, respectively, of customer advances on our balance sheet. As of March 31, 2006 and December 31, 2005, we had approximately 1.1 million tons of product and 1.2 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of March 31, 2006 and December 31, 2005, respectively.

While customer advances were a significant source of liquidity in the first quarter of both 2006 and 2005, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. As of March 31, 2005, we had approximately 1.4 million tons of product committed to be sold under this program. The lower level as of March 31, 2006 reflects the uncertainty that exists in the fertilizer market and the hesitancy of our customers to make commitments in this volatile natural gas cost and fertilizer pricing environment.

There can be no assurance that we will transact the same percentage of our business under the FPP in the future. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to our lack of history with this program and the volatility inherent in our business, we cannot estimate the amount of future FPP sales activity.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Previously, these financial assurance requirements were satisfied without the need for any advance expenditure of corporate funds if our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations to take advantage of a safe harbor provision of the regulations. In March of 2006, we contributed $11.1 million to the escrow account earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. We will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility in Florida may be provided by passing a financial test. Based on current regulations, in the event we cannot meet the financial test, we will have the option to demonstrate financial responsibility with a cash deposit arrangement.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2005 Annual Report on Form 10-K for additional information on financial assurance requirements.

Cash Flows

Operating Activities

Net cash generated from operating activities in the first quarter of 2006 was $18.5 million compared to $63.9 million in the same period in 2005. The $45.4 million decrease in cash provided by operating activities for the first quarter of 2006 was primarily due to an $80.7 decrease in operating earnings, partially offset by $20.0 million of unrealized losses on derivatives. Other major factors affecting cash flow during the first quarter of 2006 were a $114.3 million increase in customer advances and an $80.3 increase in inventories. The increase in customer advances was primarily due to a net increase in cash collected under the FPP. The increase in inventories reflects the normal seasonal build in advance of spring planting.

Investing Activities

Net cash used in investing activities was $0.9 million for the first quarter of 2006 as compared to $71.1 million used in the first quarter of 2005. Net sales of short-term investments were $21.7 million during the first quarter of 2006 as compared to net purchases of $54.3 million during the three months ended March 31, 2005. The level of short-term investments, generally auction rate securities that we liquidate over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net were $11.5 million for the first quarter of 2006 and $16.8 million for the comparable period of the prior year. The decrease in additions to property, plant and equipment-net for the first quarter of 2006 was due primarily to a $5.9 million decrease in plant turnaround costs incurred during the first quarter of 2006 as compared to the same period in 2005. As previously discussed, we contributed $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

Net cash used in financing activities was $16.2 million and $0.7 million in the first quarter of 2006 and 2005, respectively. Distributions to minority interest were higher in 2006, as most of CFL’s 2005 net earnings were distributed in the first quarter of 2006, whereas the majority of CFL’s 2004 net earnings were distributed in 2004.

Obligations

Contractual Obligations

As of March 31, 2006, the annual amounts for purchase obligations for 2006 and 2007 are lower by $87.9 million and $12.4 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2005 Annual Report on Form 10-K. Of the $87.9 million reduction for 2006, approximately $74.3 million relates to the last nine months of the year. These changes reflect lower per unit prices for commitments to purchase natural gas, ammonia for use in phosphate production and ammonia, urea and UAN purchased for resale in our markets. These commitments, the level of which has not changed significantly from December 31, 2005, are based on spot prices as of March 31, 2006 and actual prices may differ.

Other Long-Term Obligations

Our accounts payable and accrued expenses and other liabilities in our balance sheet included balances related to asset retirement obligations. As of March 31, 2006 asset retirement obligations totaled $73.0 million as compared to $74.5 million as of December 31, 2005. The asset retirement obligations as of March 31, 2006 included the impact of the $0.7 million adjustment to Bartow conditional asset retirement costs as discussed more fully in other operating-net in “Results of Operations First Quarter of 2006 Compared to the First Quarter of 2005” in this discussion and analysis. As of March 31, 2006, the cash required to settle the asset retirement obligations in 2006 is expected to be $9.2 million. See Note 9 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K for further discussion of asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in our Annual Report on Form 10-K. Such factors include, among others:

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

•       the significant risks and hazards against which we may not be insured;

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity prices. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our Annual report on Form 10-K for additional information on market risk.

Interest Rate Fluctuations

As of March 31, 2006, we had notes payable of approximately $4 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $40,000 change in pretax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of March 31, 2006, there were no loans outstanding under this credit facility.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. As of March 31, 2006, approximately 11.7 million mmBTUs of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program as of March 31, 2006. As of December 31, 2005, approximately 14.1 million mmBTUs of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program as of December 31, 2005.

Through the third quarter of 2005, we recorded derivatives as assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income (loss). The gain or loss from these derivatives was deferred in other comprehensive income (loss) until the month after the hedged natural gas was used to manufacture inventoried products, which approximated the period of inventory turns of upgraded products and the release of the cost of the hedged gas to cost of sales. Ineffective hedge gains and losses, as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, were recorded immediately in cost of sales.

Volatility in the natural gas market during the latter part of 2005 and our decision to supply FPP orders from sources other than production have reduced our ability to predict future natural gas requirements. Consequently, we no longer classify derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, while the derivatives are still carried at their fair value on the balance sheet, unrealized gains or losses related to the derivatives are now recognized in operations as they occur. There is a probability of increased volatility in our operating earnings in future periods as a result of our discontinuance of hedge accounting, because mark-to-market adjustments on our derivatives directly impact operations as incurred.

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

(b) Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.                        Exhibits.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 29 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 3, 2006	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)
Date: May 3, 2006	By:	/s/ ERNEST THOMAS
Ernest Thomas
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10

2006 Salary and Target Bonus for each of the Named Executive Officers of CF Industries Holdings, Inc.; 2006 Bonus Criteria (incorporated by reference to Item 1.01 of CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2006, File No. 001-32597).

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