Form 10-Q
period 2006-06-30
CF Industries Holdings, Inc.
filed 2006-08-14
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

55,050,001 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at July 31, 2006.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Net sales	$664.8	$626.7	$1,065.3	$1,086.0
Cost of sales	563.6	531.1	986.8	935.1
Gross margin	101.2	95.6	78.5	150.9
Selling, general and administrative	14.3	14.3	27.3	25.3
Other operating—net	1.6	1.7	3.1	2.5
Operating earnings	85.3	79.6	48.1	123.1
Interest expense	1.5	5.2	2.0	10.5
Interest income	(2.8)	(4.2)	(5.5)	(7.7)
Minority interest	16.4	7.5	22.3	12.4
Other non-operating—net	(0.1)	(0.1)	(0.2)	(0.1)
Earnings before income taxes	70.3	71.2	29.5	108.0
Income tax provision	27.7	28.3	11.5	42.8
Net earnings	$42.6	$42.9	$18.0	$65.2
Basic and diluted weighted average common shares outstanding	55.0		55.0
Basic and diluted net earnings per share	$0.77		$0.33

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net earnings	$42.6	$42.9	$18.0	$65.2
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	1.1	(0.4)	1.0	(0.3)
Unrealized gain (loss) on hedging derivatives—net of taxes	(1.3)	(2.5)	(3.4)	0.9
Unrealized gain (loss) on securities—net of taxes	(0.1)	—	0.1	—
	(0.3)	(2.9)	(2.3)	0.6
Comprehensive income	$42.3	$40.0	$15.7	$65.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$24.7	$37.4
Short-term investments	203.3	179.3
Accounts receivable	85.0	52.8
Income taxes receivable	—	1.1
Inventories	202.6	251.1
Other	25.2	54.4
Total current assets	540.8	576.1
Property, plant and equipment—net	608.4	630.1
Goodwill	0.9	0.9
Asset retirement obligation escrow account	11.2	—
Other assets	20.7	21.0
Total assets	$1,182.0	$1,228.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$148.1	$171.6
Income taxes payable	4.2	—
Customer advances	70.1	131.6
Deferred income taxes	9.1	5.8
Distributions payable to minority interest	3.9	18.7
Other	18.4	13.4
Total current liabilities	253.8	341.1
Notes payable	4.4	4.2
Deferred income taxes	7.3	8.4
Other noncurrent liabilities	106.1	104.9
Minority interest	37.4	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 55,050,001 and 55,027,723 shares outstanding	0.6	0.6
Paid-in capital	746.6	743.0
Retained earnings	35.5	19.7
Accumulated other comprehensive loss	(9.7)	(7.4)
Total stockholders’ equity	773.0	755.9
Total liabilities and stockholders’ equity	$1,182.0	$1,228.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(in millions)
Operating Activities:
Net earnings	$18.0	$65.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	22.3	12.4
Depreciation, depletion and amortization	47.4	53.2
Deferred income taxes	4.6	33.5
Stock compensation expense	3.6	—
Unrealized loss on derivatives	8.3	—
Equity in earnings of unconsolidated subsidiaries	—	(0.1)
Changes in:
Accounts receivable	(28.9)	(48.8)
Margin deposits	9.7	21.9
Inventories	49.5	100.8
Accounts payable and accrued expenses	(22.8)	(16.5)
Product exchanges—net	11.7	(8.9)
Customer advances—net	(61.5)	(81.5)
Other—net	1.0	1.8
Net cash provided by operating activities	62.9	133.0
Investing Activities:
Additions to property, plant and equipment—net	(23.2)	(33.2)
Purchases of short-term investments	(323.9)	(320.7)
Sales and maturities of short-term investments	299.9	259.1
Deposit to asset retirement obligation escrow account	(11.1)	—
Net cash used in investing activities	(58.3)	(94.8)
Financing Activities:
Payments of long-term debt	—	(8.5)
Distributions to minority interest	(15.1)	—
Dividends paid on common stock	(2.2)	—
Net cash used in financing activities	(17.3)	(8.5)
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Increase (decrease) in cash and cash equivalents	(12.7)	29.4
Cash and cash equivalents at beginning of period	37.4	50.0
Cash and cash equivalents at end of period	$24.7	$79.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts and disclosures applicable to June 30, 2006 and 2005 are unaudited)

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

On the consolidated balance sheet as of December 31, 2004, amounts owed to and due from product exchange counterparties were reclassified from a net amount in inventory to current assets and current liabilities. On the unaudited consolidated statement of cash flows for the six months ended June 30, 2005, corresponding adjustments have been made to inventory and product exchanges—net. These reclassifications had no impact on previously reported net income (loss) or cash flow from operations.

2.   Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, refer to our Form 10-K filed with the SEC on March 20, 2006.

3.   New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to our consolidated financial statements.

•       Emerging Issues Task Force (EITF) Issue No. 04-13—Accounting for Purchases and Sales of Inventory with the Same Counterparty.   This EITF Issue addresses exchanges of inventory with a counterparty in the same line of business and examines the conditions under which such transactions should be viewed as a single nonmonetary transaction and whether such transactions should be recognized at fair value or recorded amounts. The Issue is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 did not impact our financial statements.

•       EITF Issue No. 06-03—How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).   This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22—Disclosure of Accounting Policies. The Issue is effective for reporting periods beginning after December 15, 2006. We have not yet determined the impact of this Issue on our consolidated financial statements.

•       Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes.   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this Interpretation on our consolidated financial statements.

•       SFAS No. 155—Accounting for Certain Hybrid Financial Instruments.   This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments

of Liabilities.   This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This statement also clarifies other specific SFAS No. 133—and SFAS No. 140—related issues. This statement will generally be effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We have not yet determined the impact of this statement on our consolidated financial statements.

•       SFAS No. 156—Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We have not yet determined the impact of this statement on our consolidated financial statements.

4.   Net Earnings Per Share

Prior to the consummation of our August 2005 IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries. The weighted average shares outstanding and net earnings per share information is presented on an actual and pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2004.

The net earnings per share and pro forma net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	Actual	Pro forma	Actual	Pro forma
	2006	2005	2006	2005
	(in millions, except per share amounts)
Net earnings available to common shareholders	$42.6	$42.9	$18.0	$65.2
Basic and diluted weighted average common shares outstanding	55.0	55.0	55.0	55.0
Basic and diluted net earnings per common share	$0.77	$0.78	$0.33	$1.18

5.   Pension and Other Postretirement Benefits

CF Industries and its Canadian subsidiary both maintain noncontributory, defined-benefit pension plans. The U.S. pension plan is a closed plan. We also provide group insurance to our retirees. Until age 65, retirees are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees. When a retiree reaches age 65, medical coverage ceases.

Net pension/retiree medical expense included the following components:

	Pension Plans				Retiree Medical
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost for benefits earned during the period	$1.8	$1.9	$3.5	$3.3	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	3.2	3.1	6.3	6.0	0.3	0.4	0.8	0.9
Expected return on plan assets	(3.5)	(3.5)	(6.9)	(6.9)	—	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.2	0.2
Amortization of prior service cost	0.1	0.1	0.1	0.1	—	—	—	—
Actuarial loss	0.7	0.6	1.3	0.8	0.1	0.1	0.2	0.2
Net expense	$2.3	$2.2	$4.3	$3.3	$0.8	$0.9	$1.8	$1.9

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law and a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $0.5 million and $0.1 million, respectively, for the three months ended June 30, 2006 and 2005, and $0.7 million and $0.2 million, respectively, for the six months ended June 30, 2006 and 2005.

6.   Income Taxes

The income tax provisions recorded for the three and six months ended June 30, 2006 were determined in accordance with the requirements of APB Opinion No. 28—Interim Financial Reporting and FASB Interpretation No. 18—Accounting for Income Taxes in Interim Periods.

7.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(in millions)
Fertilizer	$143.6	$196.1
Spare parts, raw materials and supplies	59.0	55.0
	$202.6	$251.1

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

9.   Credit Agreement

Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of June 30, 2006, there was $164.5 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

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

10.   Derivative Financial Instruments

We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are primarily swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our forward pricing program.

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

For the three months ended June 30, 2006, we recorded directly to cost of sales net derivative losses of $14.3 million, consisting of $26.0 million in realized losses partially offset by $11.7 million of unrealized mark-to-market gains. For the six months ended June 30, 2006, we recorded directly to cost of sales derivative losses of $55.6 million, consisting of $47.3 million in realized losses and $8.3 million of unrealized mark-to-market losses. Cash flows related to natural gas derivatives are reported as cash flows from operating activities.

At June 30, 2006 we had unrealized losses on open positions of $13.6 million on 19.5 million MMBtus of gas, primarily in swaps contracts. At December 31, 2005, we had unrealized losses of $0.5 million on 14.1 million MMBtus of gas, primarily in swaps.

11.   Other Comprehensive Income (Loss)

Stockholders’ equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign	Unrealized	Unrealized	Minimum	Accumulated
	Currency	Gain	Gain (Loss)	Pension	Other
	Translation	on	on	Liability	Comprehensive
	Adjustment	Securities	Derivatives	Adjustment	Loss
	(in millions)
Balance at December 31, 2005	$(2.9)	$0.1	$4.7	$(9.3)	$(7.4)
Net change	1.0	0.1	(3.4)	—	(2.3)
Balance at June 30, 2006	$(1.9)	$0.2	$1.3	$(9.3)	$(9.7)

The unrealized gain or loss on derivatives is related to natural gas derivatives prior to the time that hedge accounting was discontinued in the fourth quarter of 2005. The amount shown as net change in OCI was reclassified into earnings in the first half of 2006. The balance at June 30, 2006 is expected to be reclassified into earnings during 2006. See Note 10 for additional information on derivatives.

12.   Contingencies

Litigation

From time to time we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

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

The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. In order to obtain an order or judgment for civil penalties, the EPA will have to bring a civil or administrative enforcement proceeding against the Company. The EPA has referred this matter to the United States Department of Justice (DOJ) for enforcement. The Company has entered into discussions with the DOJ; however, the Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. The EPA’s sampling results appear to be consistent with the Company’s results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has fully evaluated and is remediating the impacts resulting from its historic activities, we do not know whether the EPA will require us to undertake additional environmental investigations at this facility. In addition, we understand that the EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

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

Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2006 and 2005, and assets at June 30, 2006 and December 31, 2005 are as follows. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Operating Results
Three Months Ended June 30, 2006
Net sales
Anhydrous ammonia	$216.9	$—	$216.9
Granular urea	196.9	—	196.9
UAN solutions	119.3	—	119.3
DAP	—	104.9	104.9
MAP	—	23.7	23.7
Other	3.1	—	3.1
	536.2	128.6	664.8
Cost of sales	446.2	117.4	563.6
Gross margin	$90.0	$11.2	$101.2
Three Months Ended June 30, 2005
Net sales
Anhydrous ammonia	$185.8	$—	$185.8
Granular urea	168.7	—	168.7
UAN solutions	138.9	—	138.9
DAP	—	105.7	105.7
MAP	—	25.0	25.0
Other	2.6	—	2.6
	496.0	130.7	626.7
Cost of sales	408.4	122.7	531.1
Gross margin	$87.6	$8.0	$95.6

	Nitrogen	Phosphate	Consolidated
	(in millions)
Operating Results
Six Months Ended June 30, 2006
Net sales
Anhydrous ammonia	$263.9	$—	$263.9
Granular urea	355.3	—	355.3
UAN solutions	199.4	—	199.4
DAP	—	200.7	200.7
MAP	—	42.6	42.6
Other	3.4	—	3.4
	822.0	243.3	1,065.3
Cost of sales	764.9	221.9	986.8
Gross margin	$57.1	$21.4	$78.5
Six Months Ended June 30, 2005
Net sales
Anhydrous ammonia	$274.7	$—	$274.7
Granular urea	345.3	—	345.3
UAN solutions	230.3	—	230.3
DAP	—	186.5	186.5
MAP	—	46.2	46.2
Other	3.0	—	3.0
	853.3	232.7	1,086.0
Cost of sales	718.9	216.2	935.1
Gross margin	$134.4	$16.5	$150.9

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2006	$435.6	$401.6	$344.8	$1,182.0
December 31, 2005	$515.6	$398.0	$314.5	$1,228.1

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

Executive Summary

We reported net earnings of $42.6 million in the second quarter of 2006 compared to net earnings of $42.9 million in the second quarter of 2005. Our results for the second quarter of 2006 included a favorable $11.7 million net mark-to-market adjustment on natural gas derivatives.

Our gross margin increased $5.6 million to $101.2 million in the second quarter of 2006 compared to $95.6 million in the second quarter of 2005. The improvement in gross margin resulted from higher average selling prices and favorable mark-to-market adjustments on natural gas derivatives, partially offset by increases in raw material costs (primarily natural gas), higher nitrogen purchased product costs and lower fertilizer sales volume.

Our net sales increased 6% to $664.8 million in the second quarter of 2006 compared to $626.7 million in the second quarter of 2005. The increase reflected higher average selling prices that were partially offset by lower fertilizer sales volume. A 155,000 ton decrease in fertilizer sold during the second quarter of 2006 resulted in total sales volume of 2.6 million tons in the second quarter of 2006 compared to 2.7 million tons in the second quarter of 2005.

We paid cash dividends of $1.1 million in the second quarter of 2006.

Net earnings of $18.0 million for the six months ended June 30, 2006 were $47.2 million less than the $65.2 million of net earnings for the comparable period of 2005. The decline in net earnings was primarily due to historically high natural gas prices and weaker conditions for nitrogen fertilizers, both impacting mainly the first quarter of 2006.

The following significant items affected our reported results for the six months ended June 30, 2006 and our financial position as of June 30, 2006:

Hurricane activity in the Gulf of Mexico region during the latter portion of 2005 significantly affected the domestic fertilizer industry. These hurricanes caused substantial damage to the natural gas production and distribution facilities in the region, affecting the supply and price of natural gas, the primary raw material used to produce nitrogen fertilizers. By the end of the first quarter of 2006, natural gas prices had moderated, returning to approximately pre-hurricane levels. These storms also affected the availability of barges used to transport urea and DAP/MAP on the Mississippi River and adversely affected sulfur supplies by causing refinery closures and transportation disruptions.

In the fourth quarter of 2005, we ceased classifying natural gas derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, realized and unrealized gains or losses related to our derivatives are now recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. As of December 31, 2005, there was a remaining unrealized gain of $7.9 million ($4.7 million, net of taxes) in other comprehensive income relating to gains on cash flow hedges occurring prior to de-designation of these hedges. Approximately $2.2 million ($1.3 million, net of taxes) of the total $7.9 million unrealized gain was recognized in cost of sales during the second quarter of 2006 as the related transactions were recognized in the statement of operations. We recognized a favorable $11.7 million net mark-to-market adjustment on natural gas derivatives in cost of sales (including the $2.2 million gain previously discussed). Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities have not changed, in that derivatives are still being used to lock in a substantial portion of our margin on forward pricing program (FPP) sales. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for further discussion of derivative financial instruments.

Results of Operations

The following table presents our consolidated results of operations:

	Three months ended June 30,				Six months ended June 30,
	2006	2005		2006 v. 2005	2006	2005		2006 v. 2005
	(in millions, except per share amounts)
Net sales	$664.8	$626.7		$38.1	$1,065.3	$1,086.0		$(20.7)
Cost of sales	563.6	531.1		32.5	986.8	935.1		51.7
Gross margin	101.2	95.6		5.6	78.5	150.9		(72.4)
Selling, general and administrative	14.3	14.3		—	27.3	25.3		2.0
Other operating—net	1.6	1.7		(0.1)	3.1	2.5		0.6
Operating earnings	85.3	79.6		5.7	48.1	123.1		(75.0)
Interest expense	1.5	5.2		(3.7)	2.0	10.5		(8.5)
Interest income	(2.8)	(4.2)		1.4	(5.5)	(7.7)		2.2
Minority interest	16.4	7.5		8.9	22.3	12.4		9.9
Other non-operating—net	(0.1)	(0.1)		—	(0.2)	(0.1)		(0.1)
Earnings before income taxes	70.3	71.2		(0.9)	29.5	108.0		(78.5)
Income tax provision	27.7	28.3		(0.6)	11.5	42.8		(31.3)
Net earnings	$42.6	$42.9		$(0.3)	$18.0	$65.2		$(47.2)
Net Earnings Per Share
Basic and diluted weighted average common shares outstanding	55.0	55.0	(1)	—	55.0	55.0	(1)	—
Basic and diluted net earnings per share	$0.77	$0.78	(1)	$(0.01)	$0.33	$1.18	(1)	$(0.85)

             (1) Represents the pro forma basic and diluted net earnings per share calculations as if the weighted average number of common shares issued in our initial public offering were outstanding as of December 31, 2004. See Note 4 of our unaudited consolidated financial statements in this Form 10-Q for further information regarding pro forma net earnings per share.

Second Quarter of 2006 Compared to the Second Quarter of 2005

Consolidated Operating Results

During the second quarter of 2006, the domestic nitrogen fertilizer industry benefited from a firm international market. Our phosphate fertilizer business continued to benefit from relatively balanced industry supply/demand conditions during the second quarter of 2006, as the impact of lower demand was offset by domestic production cutbacks. Our total gross margin increased by approximately $5.6 million, or 6%, to $101.2 million for the second quarter of 2006 compared to $95.6 million for the same period in 2005, due largely to higher average selling prices for nitrogen fertilizers, partially offset by increases in raw material costs (primarily natural gas), higher purchased nitrogen product costs and lower fertilizer sales volume. The net earnings of $42.6 million for the second quarter of 2006 included a favorable pre-tax net mark-to-market adjustment of $11.7 million on natural gas derivatives. There were no mark-to-market adjustments recorded directly to cost of sales in the prior period as hedge accounting was still being applied.

Net Sales

Our net sales increased 6% to $664.8 million in the second quarter of 2006 compared to $626.7 million in the second quarter of 2005, due to higher average selling prices for nitrogen and phosphate fertilizers that were partially offset by a decrease in nitrogen and phosphate fertilizer sales volumes. Nitrogen and phosphate fertilizer prices for the second quarter of 2006 averaged 13% and 9% higher, respectively, than the prices for similar products in the comparable period of 2005. Our total sales volume decreased 6% to 2.6 million tons in the second quarter of 2006 versus 2.7 million tons in the second quarter of 2005. Nitrogen fertilizer sales volume decreased 93,000 tons, or 4%, to 2.0 million tons in the second quarter of 2006 compared to 2.1 million tons in the comparable period of 2005, due primarily to lower UAN sales. Our total level of phosphate fertilizer sales of 554,000 tons in the second quarter of 2006 was 62,000 tons, or 10%, lower compared to the 616,000 tons sold during the same period in 2005, primarily due to reduced export demand.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $220 per ton in the second quarter of 2006 compared to $193 per ton in the second quarter of 2005, an increase of 14%, primarily due to higher natural gas prices and higher purchased product costs, partially offset by a favorable mark-to-market adjustment on natural gas derivatives. Phosphate fertilizer cost of sales averaged $212 per ton in the second quarter of 2006 compared to $199 per ton in the second quarter of the prior year, an increase of 7%, mainly due to higher ammonia and sulfur costs.

During the second quarter of 2006, we sold approximately 1.0 million tons of fertilizer under our forward pricing program, representing approximately 41% of our total fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.6 million tons of fertilizer under this program, representing approximately 58% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $14.3 million for the second quarter of 2006 approximated the level in the corresponding quarter of the prior year. Selling, general and administrative expenses increased in the second quarter of 2006 related to increased compensation expense associated with our share-based awards. On a year-over-year basis, this increase was offset by the absence in 2006 of expense recorded in the second quarter of 2005 associated with our initial public offering and expenses related to investigating an investment opportunity in the Republic of Trinidad and Tobago. There was no expense for share-based awards in the prior period.

Other Operating—Net

Other operating—net decreased to $1.6 million in the second quarter of 2006 from $1.7 million in the same period of 2005. The decrease was due primarily to higher litigation expense recorded in 2005, partially offset by a $0.3 million adjustment in the second quarter of 2006 to the asset retirement obligations (AROs) at our closed Bartow facility. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest—Net

Interest—net swung to $1.3 million of net interest income in the second quarter of 2006 from $1.0 million of net interest expense in the second quarter of 2005. Interest expense decreased 71% to $1.5 million in 2006 from $5.2 million in 2005, due to the full repayment of our term notes, out of our cash and short-term investments, in the third quarter of 2005. This decrease was partially offset by the recording, in the second quarter of 2006, of $1.0 million of interest expense related to a Canadian tax matter. Interest income decreased to $2.8 million in 2006 from $4.2 million in 2005, as higher average rates of investment return were more than offset by lower average balances of invested cash.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the second quarter of 2006 was due to improved CFL operating results, reflecting stronger market conditions for nitrogen fertilizers.

Income Taxes

The income tax provision for the second quarter of 2006 was recorded based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state taxes. Our estimated effective tax rate decreased to 39.4% for the second quarter of 2006 from 39.7% in the comparable period in 2005. The net decrease was primarily due to the impact of lower state income taxes, partially offset by higher net non-deductible expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated Operating Results

For the six months ended June 30, 2006, the domestic nitrogen fertilizer industry was impacted negatively by high natural gas prices during the first quarter of the year, but benefited from a firm international market and declining natural gas prices during the second quarter. Our phosphate fertilizer business was affected positively during the first six months of 2006 by relatively balanced industry supply/demand conditions. Our total gross margin decreased by approximately $72.4 million, or 48%, with a gross margin of $78.5 million for the six months ended June 30, 2006 compared to a gross margin of $150.9 million for the same period in 2005, due largely to weaker market conditions for nitrogen fertilizers, caused by increased costs due to higher gas prices experienced in the first quarter of 2006. The net earnings of $18.0 million for the six months ended June 30, 2006 included a pre-tax charge of $8.3 million for unrealized mark-to-market losses on natural gas derivatives. There were no mark-to-market adjustments recorded directly to cost of sales in the prior period as hedge accounting was still being applied.

Net Sales

Our net sales for the six months ended June 30, 2006 of $1.1 billion was 2%, or $20.7 million lower than sales for the six months ended June 30, 2005, due to a decrease in fertilizer sales volume that was partially offset by higher average selling prices for nitrogen and phosphate fertilizers. Our total sales volume decreased 13% to 4.2 million tons for the six months ended June 30, 2006 versus 4.9 million tons for the six months ended June 30, 2005, primarily due to lower nitrogen fertilizer sales volume. Nitrogen fertilizer sales volume decreased 596,000 tons, or 16%, to 3.2 million tons for the six months ended June 30, 2006 compared to 3.8 million tons in the comparable period of 2005, due primarily to less favorable market conditions than were experienced in the prior period. Our total level of phosphate fertilizer sales of 1.0 million tons for the six months ended June 30, 2006 was 5%, or 60,000 tons lower than the amount sold in the same period of 2005 primarily due to lower export demand. Nitrogen and phosphate fertilizer prices for the six months ended June 30, 2006 averaged 14% and 10% higher, respectively, than the prices for similar products in the comparable period of 2005.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $240 per ton for the six months ended June 30, 2006 compared to $190 per ton in a comparable period of 2005, an increase of 26%, primarily due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses on natural gas derivatives. Phosphate fertilizer cost of sales averaged $213 per ton for the six months ended June 30, 2006 compared to $196 per ton in the comparable period of the prior year, an increase of 9%, mainly due to higher ammonia and sulfur costs.

During the first six months of 2006, we sold approximately 1.8 million tons of fertilizer under our forward pricing program, representing approximately 42% of our total fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 2.9 million tons of fertilizer under this program, representing approximately 59% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $27.3 million for the six months ended June 30, 2006 compared to $25.3 million in the comparable period of 2005. For 2006, the increase was largely due to additional administrative expenses associated with being a publicly held company. A year-over-year increase in expense for the six months ended June 30, 2006 related to share-based compensation was offset by expenses recorded in the comparable period of 2005 related to our initial public offering and expenses related to investigating an investment opportunity in the Republic of Trinidad and Tobago. There was no expense for share-based awards in the prior period.

Other Operating—Net

Other operating—net increased to $3.1 million for the six months ended June 30, 2006 from $2.5 million in the same period of 2005. The increase was due primarily to $1.0 million of adjustments to the asset retirement obligations (AROs) at our closed Bartow facility recorded in the first six months of 2006, partially offset by a favorable variance in adjustments to our litigation reserve. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest—Net

Interest—net swung to $3.5 million of net interest income for the six months ended June 30, 2006 from $2.8 million of net interest expense in the same period of 2005. Interest expense decreased 81% to $2.0 million in 2006 from $10.5 million in 2005, due to the full repayment of our term notes, out of our cash and short-term investments, in the third quarter of 2005. This decrease was partially offset by the recording of $1.0 million of interest expense in the second quarter of 2006 related to a Canadian tax matter. Interest income decreased to $5.5 million in 2006 from $7.7 million in 2005 as higher average rates of return were more than offset by lower average balances of invested cash.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase for the six months ended June 30, 2006 was due to CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers primarily in the second quarter of 2006.

Income Taxes

The income tax provision for the six months ended June 30, 2006 was recorded based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state taxes. Our estimated effective tax rate decreased to 39.0% for the six months ended June 30, 2006 from 39.6% in the comparable period in 2005. The net decrease was primarily due to the impact of lower state income taxes, partially offset by higher net non-deductible expenses.

Segment Review

Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2006	2005	2006 v. 2005	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$536.2	$496.0	$40.2	$822.0	$853.3	$(31.3)
Cost of sales	446.2	408.4	37.8	764.9	718.9	46.0
Gross margin	$90.0	$87.6	$2.4	$57.1	$134.4	$(77.3)
Gross margin percentage	16.8%	17.7%		6.9%	15.8%
Tons of product sold (000s)	2,028	2,121	(93)	3,185	3,781	(596)
Sales volume by product (000s)
Ammonia	516	571	(55)	646	887	(241)
Urea	780	679	101	1,362	1,428	(66)
UAN	700	841	(141)	1,142	1,431	(289)
Other nitrogen products	32	30	2	35	35	—
Average selling price per ton by product
Ammonia	$420	$326	$94	$408	$310	$98
Urea	252	248	4	261	242	19
UAN	170	165	5	175	161	14
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$7.12	$6.77	$0.35	$7.82	$6.89	$0.93
Medicine Hat	6.98	5.76	1.22	7.22	5.84	1.38
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$6.52	$6.94	$(0.42)	$7.14	$6.67	$0.47
AECO (Alberta)	5.36	5.93	(0.57)	5.97	5.76	0.21
Depreciation and amortization	$16.0	$18.1	$(2.1)	$28.9	$36.6	$(7.7)
Capital expenditures	$4.2	$11.8	$(7.6)	$8.5	$19.3	$(10.8)
Production volume by product (000s)
Ammonia(2)(3)	852	846	6	1,503	1,676	(173)
Granular urea(2)	653	608	45	1,117	1,231	(114)
UAN (28%)	586	684	(98)	993	1,371	(378)

             (1) Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

             (2) Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

             (3) Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Second Quarter of 2006 Compared to the Second Quarter of 2005

Net Sales.   Nitrogen fertilizer net sales increased $40.2 million to $536.2 million in the second quarter of 2006 compared to $496.0 million in the second quarter of 2005, due to higher average selling prices which were partially offset by lower sales volume. Ammonia, urea and UAN sales prices increased by 29%, 2% and 3%, respectively, in the second quarter of 2006 compared to prices in the same period of the prior year. The increase in ammonia prices in the second quarter of 2006 resulted from the influence of higher North American natural gas prices and relatively firm international markets. Nitrogen fertilizer sales volume decreased 4% to 2.0 million tons in the second quarter of 2006 compared to 2.1 million tons in the comparable period of 2005. Ammonia sales volumes decreased by 10% in the second quarter of 2006 due primarily to lower sales from our Tampa terminal resulting from U.S. Agri-Chemicals ceasing phosphate operations in the fourth quarter of 2005. Urea sales in the in the second quarter of 2006 were 15% higher due primarily to increased sales to certain non-agricultural customers. The 17% decrease in UAN sales compared to sales in the second quarter of 2005 was due primarily to less corn acreage planted and reduced fertilizer demand in response to higher prices.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $220 per ton in the second quarter 2006 compared to $193 per ton in the second quarter 2005, an increase of 14%, largely due to higher natural gas prices and higher purchased product costs, partially offset by a favorable mark-to-market adjustment on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 9% in the second quarter of 2006 versus the cost in the comparable period of 2005. Purchased product costs were approximately $16.8 million higher in the second quarter of 2006 than in the second quarter of 2005 due to the overall increase in nitrogen fertilizer prices previously discussed as well as additional quantities purchased. We recognized a favorable net $11.7 million mark-to-market adjustment on natural gas derivatives in the second quarter of 2006. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During the second quarter of 2006, we sold approximately 1.0 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 49% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.4 million tons of nitrogen fertilizers under this program, representing approximately 66% of our nitrogen fertilizer sales volume for the period.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales.   Nitrogen fertilizer net sales decreased $31.3 million to $822.0 million for the six months ended June 30, 2006 compared to $853.3 million for the six months ended June 30, 2005, due to lower sales volume which was partially offset by higher average selling prices. Nitrogen fertilizer sales volume decreased 16% to 3.2 million tons in the first six months of 2006 compared to 3.8 million tons in the comparable period of 2005. Ammonia, urea and UAN sales volumes decreased by 27%, 5% and 20%, respectively, for the six months ended June 30, 2006 compared to the same period of the prior year. Ammonia sales volumes decreased due primarily to fewer corn acres planted as well as lower sales from our Tampa terminal due to U.S. Agri-Chemicals ceasing phosphate operations in the fourth quarter of 2005. The decrease in UAN sales compared to sales for the six months ended June 30, 2005 was due primarily to less corn acreage planted and reduced demand in the southern portion of the country due to drought conditions. Ammonia, urea and UAN sales prices increased by 32%, 8% and 9%, respectively, for the six months ended June 30, 2006 compared to prices in the same period of the prior year. The increase in nitrogen fertilizer prices in 2006 resulted from the influence of higher North American natural gas prices and strong international markets.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $240 per ton for the six months ended June 30, 2006, compared to $190 per ton for the same period in 2005, an increase of 26%, largely due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 16% for the six months ended June 30, 2006 versus the cost in the comparable period of 2005. The increase was due primarily to tight market conditions for natural gas, mainly in the first quarter of 2006, caused in part by the residual impacts of Hurricane Katrina and Hurricane Rita. Purchased product costs were approximately $42.3 million higher in 2006 than in the same period of 2005 due to the overall increase in nitrogen fertilizer prices previously discussed as well as an increase in the amount of sales volume represented by purchased products. We recognized $8.3 million of unrealized mark-to-market losses on derivatives in 2006 as an increase in cost of sales due to our discontinuation of hedge accounting and the decline in natural gas market prices that occurred during the year. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During the first six months of 2006, we sold approximately 1.6 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 50% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 2.6 million tons of nitrogen fertilizers under this program, representing approximately 68% of our nitrogen fertilizer sales volume for the period.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2006	2005	2006 v. 2005	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$128.6	$130.7	$(2.1)	$243.3	$232.7	$10.6
Cost of sales	117.4	122.7	(5.3)	221.9	216.2	5.7
Gross margin	$11.2	$8.0	$3.2	$21.4	$16.5	$4.9
Gross margin percentage	8.7%	6.1%		8.8%	7.1%
Tons of product sold (000s)	554	616	(62)	1,043	1,103	(60)
Sales volume by product (000s)
DAP	452	503	(51)	862	890	(28)
MAP	102	113	(11)	181	213	(32)
Domestic vs export sales of DAP/MAP (000s)
Domestic	369	383	(14)	745	717	28
Export	185	233	(48)	298	386	(88)
Average selling price per ton by product
DAP	$232	$210	$22	$233	$210	$23
MAP	232	221	11	235	217	18
Depreciation, depletion and amortization	$8.4	$7.8	$0.6	$17.4	$15.2	$2.2
Capital expenditures	$7.5	$4.4	$3.1	$14.9	$13.9	$1.0
Production volume by product (000s)
Phosphate rock	969	800	169	1,867	1,591	276
Sulfuric acid	652	665	(13)	1,309	1,240	69
Phosphoric acid as P2O5	262	264	(2)	513	477	36
DAP/MAP	527	525	2	1,030	948	82

Second Quarter of 2006 Compared to the Second Quarter of 2005

Net Sales.   Phosphate fertilizer net sales decreased 2% to $128.6 million in the second quarter of 2006 compared to $130.7 million in the second quarter of 2005 due to lower sales volume, which was partially offset by higher average selling prices. Average phosphate fertilizer prices in the second quarter of 2006 increased by 9% compared to prices in the second quarter of 2005. Our total level of phosphate fertilizer sales of 554,000 tons in the second quarter of 2006 was 62,000 tons, or 10%, lower than in the comparable period in 2005. Sales of DAP/MAP to domestic customers was 14,000 tons lower in the second quarter of 2006 compared to sales in the prior period due to lower demand caused by less acreage planted and lower application rates. The 48,000 ton decrease in sales of DAP/MAP to export customers was primarily due to reduced demand in key overseas markets.

Cost of Sales.   Phosphate cost of sales averaged $212 per ton in the second quarter of 2006 compared to $199 per ton in the second quarter of 2005. The 7% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 7% in the second quarter of 2006 compared to the second quarter of 2005, reflecting stronger global market conditions. Sulfur costs increased by 16% in the second quarter of 2006 compared to the second quarter of 2005, reflecting the residual impact of supply disruptions that occurred in 2005 due to hurricane activity.

During the second quarter of 2006, we sold approximately 51,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 9% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 179,000 tons of phosphate fertilizers under this program, representing approximately 29% of our phosphate fertilizer sales volume for the period.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Sales.   Phosphate fertilizer net sales increased 5% to $243.3 million for the six months ended June 30, 2006 compared to $232.7 million in the comparable period of 2005, due primarily to higher average selling prices which were partially offset by lower fertilizer sales volume. Average phosphate fertilizer prices during the first six months of 2006 increased by 10% compared to prices in 2005. Our total level of phosphate fertilizer sales of 1.0 million tons in the first six months of 2006 was 60,000 tons, or 5%, lower than the 1.1 million tons sold in the first six months of 2005. Within our total phosphate fertilizer sales, sales of DAP/MAP to export customers decreased by 23%, totaling 298,000 tons for the six months ended June 30, 2006 compared to 386,000 tons for the six months ended June 30, 2005. The decrease in sales of DAP/MAP to export customers was primarily due to reduced demand in key overseas markets.

Cost of Sales.   Phosphate cost of sales averaged $213 per ton for the six months ended June 30, 2006 compared to $196 per ton for the six months ended June 30, 2005. The 9% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 21% during 2006 compared to the same period in 2005, reflecting stronger global market conditions. Sulfur costs increased by 17% for the six months ended June 30, 2006 compared to the comparable period of 2005, reflecting the lingering impact of supply disruptions that occurred in 2005 due to hurricane activity.

During the first six months of 2006, we sold approximately 177,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 17% of our phosphate fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 312,000 tons of phosphate fertilizers under this program, representing approximately 28% of our phosphate fertilizer sales volume for the period.

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

Cash Balance and Other Liquidity

As of June 30, 2006, we had cash and cash equivalents of $24.7 million, short-term investments of $203.3 million and a $70.1 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2005, the comparable amounts were $37.4 million, $179.3 million and $131.6 million, respectively. Short-term investments consist primarily of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of June 30, 2006 and December 31, 2005, we had $164.5 million and $192.6 million available, respectively, under our revolving credit facility.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.4 million as of June 30, 2006 compared to $4.2 million as of December 31, 2005. There were no outstanding borrowings or letters of credit under our $250 million senior secured revolving credit facility as of June 30, 2006 or December 31, 2005.

Forward Pricing Program

We offer a FPP to our customers under which product may be ordered for future delivery, with a substantial portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. During the first six months of 2006, we sold approximately 1.8 million tons of fertilizer under our forward pricing program, representing approximately 42% of our total fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 2.9 million tons of fertilizer under this program, representing approximately 59% of our total fertilizer sales volume for the period. As of June 30, 2006 and December 31, 2005, we had approximately $70.1 million and $131.6 million, respectively, of customer advances on our consolidated balance sheet. As of June 30, 2006 and December 31, 2005, we had approximately 814,000 tons of product and 1.2 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of June 30, 2006 and December 31, 2005, respectively.

While customer advances were a significant source of liquidity in the first six months of both 2006 and 2005, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. As of June 30, 2005, we had approximately 1.4 million tons of product committed to be sold under this program. The lower level as of June 30, 2006 reflects the uncertainty that exists in the fertilizer market, the higher natural gas prices experienced in the winter and the hesitancy of our customers to make commitments in this natural gas cost and fertilizer pricing environment.

There can be no assurance that we will transact the same percentage of our business under the FPP in the future. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to our relatively brief history with this program and the volatility inherent in our business, we cannot estimate the amount of future FPP sales activity.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Previously, these financial assurance requirements were satisfied without the need for any advance expenditure of corporate funds if our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations to take advantage of a safe harbor provision in the regulations. In March of 2006, we contributed $11.1 million to the escrow account earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

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

Cash Flows

Operating Activities

Net cash generated from operating activities in the first six months of 2006 was $62.9 million compared to $133.0 million in the same period in 2005. The $70.1 million decrease in cash provided by operating activities in 2006 was primarily due to a $75.0 decrease in operating earnings, partially offset by $8.3 million of unrealized losses on derivatives. Other major factors affecting cash flow during the first six months of 2006 were a $61.5 million decrease in customer advances, a $49.5 million decrease in inventories, a $28.9 million increase in accounts receivable and a $22.8 million decrease in accounts payable and accrued expenses. The decrease in customer advances was due to lower levels of forward sales on order as of June 30, 2006 as compared to December 31, 2005 as well as other seasonal factors. The decrease in inventories reflects lower per-unit nitrogen fertilizers manufacturing cost. The increase in accounts receivable was primarily due to less volume shipped under the FPP for which a substantial portion of the sales proceeds is generally received prior to shipment. The decrease in accounts payable and accrued expenses was primarily due to lower amounts owed for purchased product as of June 30, 2006 as compared to December 31, 2005.

Investing Activities

Net cash used in investing activities was $58.3 million for the first six months of 2006 as compared to $94.8 million used in the comparable period of 2005. Net purchases of short-term investments were $24.0 million during the first six months of 2006 and $61.6 million during the six months ended June 30, 2005. The level of short-term investments, generally auction rate securities that we liquidate over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net were $23.2 million for the first six months of 2006 and $33.2 million for the comparable period of the prior year. The decrease in additions to property, plant and equipment-net in 2006 was due primarily to an $11.9 million decrease in plant turnaround expenditures during 2006 as compared to the same period in 2005. As previously discussed, we contributed $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

Net cash used in financing activities was $17.3 million and $8.5 million in the first six months of 2006 and 2005, respectively. Distributions to minority interest were higher in 2006, as most of CFL’s 2005 net earnings were distributed in the first quarter of 2006, whereas the majority of CFL’s 2004 net earnings were distributed in 2004.

Obligations

Contractual Obligations

As of June 30, 2006, the annual amounts for purchase obligations for 2006 and 2007 are lower by $176.2 million and $42.1 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2005 Annual Report on Form 10-K. Of the $176.2 million reduction for 2006, approximately $120.6 million relates to the last six months of the year. These changes reflect primarily lower per unit prices for commitments to purchase natural gas, ammonia and sulfur for use in phosphate production and ammonia, urea and UAN purchased for resale in our markets, as well as lower quantities for commitments to purchase ammonia for resale. These commitments are based on spot prices as of June 30, 2006 and actual prices may differ.

Other Long-Term Obligations

Our accounts payable and accrued expenses and other liabilities on our consolidated balance sheet included balances related to asset retirement obligations. As of June 30, 2006 asset retirement obligations totaled $70.1 million as compared to $74.5 million as of December 31, 2005. The asset retirement obligations as of June 30, 2006 included the impact of the $1.0 million adjustment to Bartow conditional asset retirement costs as discussed more fully in other operating-net in “Results of Operations Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005” in this discussion and analysis. As of June 30, 2006, the cash required to settle the asset retirement obligations in 2006 is expected to be $4.2 million. See Note 9 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K for further discussion of asset retirement obligations.

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

Interest Rate Fluctuations

As of June 30, 2006, we had notes payable of approximately $4 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $40,000 change in pretax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of June 30, 2006, there were no loans outstanding under this credit facility.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. As of June 30, 2006, approximately 19.5 million MMBtus of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program as of June 30, 2006. As of December 31, 2005, approximately 14.1 million MMBtus of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program as of December 31, 2005.

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

(b)   Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2006 annual meeting of stockholders was held on May 10, 2006, for the purpose of (1) electing two members of the board of directors to serve until the 2009 annual meeting of stockholders and (2) ratifying the selection of KPMG LLP as our independent registered public accounting firm for 2006.

At the meeting, the following persons were elected to the board of directors, each for a term to expire at the 2009 annual meeting of stockholders:

	Number of Votes
Nominee	For	Withheld
David R. Harvey	50,591,785	242,083
John D. Johnson	49,462,655	1,371,213

The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year 2006 with 50,798,078 votes cast for ratification, 31,050 votes cast against ratification, and 4,740 abstentions.

ITEM 5.                OTHER INFORMATION.

On May 10, 2006, the Board of Directors of the Company authorized amendments to the Company’s Non-Employee Director Compensation Policy. Pursuant to these amendments, the annual retainer paid to non-employee directors of the Company was increased from $30,000 to $40,000 and the additional annual retainer paid to the chairman of the Company’s Audit Committee was increased from $5,000 to $10,000. The policy was amended to also provide an additional $10,000 annual retainer to the Company’s Lead Independent Director. The Policy is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.                EXHIBITS.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 32 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	August 14, 2006	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date:	August 14, 2006	By:	/s/ ERNEST THOMAS
Ernest Thomas Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Non-Employee Director Compensation Policy
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.