Form 10-Q
period 2006-09-30
CF Industries Holdings, Inc.
filed 2006-11-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32597

CF INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Salem Lake Drive
Long Grove, Illinois	60047
(Address of principal executive offices)	(Zip Code)

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

55,162,101 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at September 30, 2006.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Net sales	$378.0	$359.4	$1,443.3	$1,445.4
Cost of sales	352.2	303.4	1,339.0	1,238.5
Gross margin	25.8	56.0	104.3	206.9
Selling, general and administrative	13.2	17.7	40.5	43.0
Other operating—net	0.3	1.3	3.4	3.8
Operating earnings	12.3	37.0	60.4	160.1
Interest expense	0.5	3.0	2.5	13.5
Interest income	(3.8)	(3.9)	(9.3)	(11.6)
Loss on extinguishment of debt	—	28.3	—	28.3
Minority interest	4.8	6.3	27.1	18.7
Other non-operating—net	(0.2)	0.1	(0.4)	—
Earnings before income taxes	11.0	3.2	40.5	111.2
Income tax provision	3.7	94.6	15.2	137.4
Net earnings (loss)	$7.3	$(91.4)	$25.3	$(26.2)
Basic and diluted weighted average common shares outstanding	55.0		55.0
Basic and diluted net earnings per share	$0.13		$0.46
Post Initial Public Offering (IPO)*—net loss, weighted average common shares outstanding, and net loss per share:
(in millions, except per share amounts)
Post-IPO net loss		$(99.5)		$(99.5)
Basic and diluted weighted average common shares outstanding		55.0		55.0
Basic and diluted net loss per common share		$(1.81)		$(1.81)

*                    Covers the period from August 17, 2005 through September 30, 2005

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net earnings (loss)	$7.3	$(91.4)	$25.3	$(26.2)
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	(0.2)	1.1	0.8	0.8
Unrealized gain (loss) on derivatives—net of taxes	(0.8)	43.8	(4.2)	44.7
Unrealized gain on securities—net of taxes	0.1	—	0.2	—
	(0.9)	44.9	(3.2)	45.5
Comprehensive income (loss)	$6.4	$(46.5)	$22.1	$19.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$21.4	$37.4
Short-term investments	284.0	179.3
Accounts receivable	86.5	52.8
Income taxes receivable	—	1.1
Inventories	241.4	251.1
Other	22.0	54.4
Total current assets	655.3	576.1
Property, plant and equipment—net	603.2	630.1
Goodwill	0.9	0.9
Asset retirement obligation escrow account	11.4	—
Other assets	21.0	21.0
Total assets	$1,291.8	$1,228.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$145.9	$171.6
Income taxes payable	1.3	—
Customer advances	148.8	131.6
Deferred income taxes	9.0	5.8
Distributions payable to minority interest	—	18.7
Other	37.1	13.4
Total current liabilities	342.1	341.1
Notes payable	4.4	4.2
Deferred income taxes	7.7	8.4
Other noncurrent liabilities	115.0	104.9
Minority interest	41.8	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 55,162,101 and 55,027,723 shares outstanding	0.6	0.6
Paid-in capital	749.1	743.0
Retained earnings	41.7	19.7
Accumulated other comprehensive loss	(10.6)	(7.4)
Total stockholders’ equity	780.8	755.9
Total liabilities and stockholders’ equity	$1,291.8	$1,228.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
	(in millions)
Operating Activities:
Net earnings (loss)	$25.3	$(26.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	28.3
Minority interest	27.1	18.7
Depreciation, depletion and amortization	70.3	76.4
Deferred income taxes	5.3	133.2
Stock compensation expense	6.1	1.9
Unrealized loss on derivatives	21.3	—
Changes in:
Accounts receivable	(30.8)	(14.2)
Margin deposits	16.8	18.6
Inventories	10.5	25.8
Accounts payable and accrued expenses	(21.5)	(2.7)
Product exchanges—net	13.7	(7.7)
Customer advances—net	17.2	(28.2)
Other—net	2.0	(1.5)
Net cash provided by operating activities	163.3	222.4
Investing Activities:
Additions to property, plant and equipment—net	(41.1)	(53.8)
Purchases of short-term investments	(629.5)	(606.7)
Sales and maturities of short-term investments	524.8	698.9
Deposit to asset retirement obligation escrow account	(11.1)	—
Proceeds from sale of unconsolidated subsidiary	—	18.6
Net cash provided by (used in) investing activities	(156.9)	57.0
Financing Activities:
Payments of long-term debt	—	(254.8)
Debt prepayment penalty	—	(26.4)
Distributions to minority interest	(19.0)	(5.7)
Dividends paid on common stock	(3.3)	—
Exchange of stock	—	(715.4)
Proceeds from issuance of common stock	—	715.4
Other—net	—	(2.6)
Net cash used in financing activities	(22.3)	(289.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.5
Decrease in cash and cash equivalents	(16.0)	(9.6)
Cash and cash equivalents at beginning of period	37.4	50.0
Cash and cash equivalents at end of period	$21.4	$40.4

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

CF Holdings was formed in April 2005 to hold the existing business of CF Industries. Prior to August 17, 2005, CF Industries operated as a cooperative and was owned by eight regional agricultural cooperatives (pre-IPO owners). On August 16, 2005, we completed our initial public offering of common stock (IPO). We sold 47,437,500 shares of our common stock in the IPO and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with the IPO, we consummated a reorganization transaction in which CF Industries ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. We did not retain any of the proceeds from the IPO. The reorganization transaction did not result in a new basis of accounting for the Company.

The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2005 and in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. These statements should be read in conjunction with our audited consolidated financial statements and related disclosures in our Form 10-K filed with the United States Securities and Exchange

Commission (SEC) on March 20, 2006. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the unaudited consolidated statements of operations for the three and nine months ended September 30, 2005, net gains on disposals of long-lived assets were reclassified from other non-operating-net to other operating-net.  These reclassifications had no impact on previously reported net earnings (loss).

In the consolidated balance sheets as of December 31, 2005 and for subsequent periods, we have reported amounts owed to and due from product exchange counterparties in current assets and current liabilities on a gross basis rather than net in inventory. On the unaudited consolidated statement of cash flows for the nine months ended September 30, 2005, corresponding adjustments have been made to inventory and product exchanges-net. These reclassifications had no impact on previously reported cash flow from operations.

2.   Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, refer to our 2005 Annual Report on Form 10-K as of and for the year-ended December 31, 2005, filed with the SEC on March 20, 2006.

3.   New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to our consolidated financial statements.

•       Emerging Issues Task Force (EITF) Issue No. 06-03—How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).   This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22—Disclosure of Accounting Policies. The EITF Issue is effective for the Company beginning January 1, 2007. We have not yet determined the impact of this EITF Issue on our consolidated financial statements.

•       Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes.   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS or Statement) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for the Company beginning January 1, 2007. We have not yet determined the impact of this Interpretation on our consolidated financial statements.

•       FASB Staff Position (FSP) No. AUG AIR-1—Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective for the Company beginning January 1, 2007 and must be applied retrospectively for all financial statements presented. We have not yet determined the impact of this FSP on our consolidated financial statements.

•       SFAS No. 155—Accounting for Certain Hybrid Financial Instruments.   This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This Statement also clarifies other specific SFAS No. 133—and SFAS No. 140—related issues. This Statement will be effective for the Company in accounting for all financial instruments acquired or issued on or after January 1, 2007. We have not yet determined the impact of this Statement on our consolidated financial statements.

•       SFAS No. 156—Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This Statement is effective for the Company beginning January 1, 2007. We have not yet determined the impact of this Statement on our consolidated financial statements.

•       SFAS No. 157—Fair Value Measurements.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; however, for some entities, the application of this statement may change current practice. This Statement is effective for the Company beginning January 1, 2008. We have not yet determined the impact of this Statement on our consolidated financial statements.

•       SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an entity to recognize the funded status of benefit plans as assets and / or liabilities on the balance sheet, recognize gains and losses, prior service costs or credits, and transition assets or obligations in other comprehensive income, measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet and provide disclosure in the notes of the effects of the amortization of amounts included in other comprehensive income on the next fiscal year’s periodic benefit cost. The recognition provisions of this Statement are effective for our December 31, 2006 fiscal year-end. The measurement provisions of the Statement will have no impact on our consolidated financial statements, as our plan assets and benefit obligations are currently measured as of year-end. This Statement will have no impact on our Consolidated Statements of Operations, but could have a material impact on our December 31, 2006 Consolidated Balance Sheet.

•       SEC Staff Accounting Bulletin (SAB) 108, Section N to Topic 1—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the year of initial adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 Accounting Changes and Error Corrections.  The guidance in this SAB is effective for the Company’s December 31, 2006 fiscal year-end. We have not yet determined the impact of this SAB on our consolidated financial statements.

4.   Net Earnings (Loss) Per Share

Prior to the consummation of our August 2005 IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries. The table below presents the weighted average shares outstanding and net earnings (loss) per share information on an actual basis for periods subsequent to our IPO, and on a pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of December 31, 2004.

The net earnings (loss) per share and pro forma net loss per share were computed as follows:

	Three months ended September 30,			Nine months ended September 30,
	Actual	Pro forma	Post-IPO	Actual	Pro forma
	2006	2005	2005*	2006	2005
	(in millions, except per share amounts)
Net earnings (loss) available to to common shareholders	$7.3	$(91.4)	$(99.5)	$25.3	$(26.2)
Basic and diluted weighted average common shares outstanding	55.0	55.0	55.0	55.0	55.0
Basic and diluted net earnings (loss) per common share	$0.13	$(1.66)	$(1.81)	$0.46	$(0.48)

*                    Covers the period beginning August 17, 2005 and ending September 30, 2005.

The 2005 post-IPO diluted loss per share calculation excludes 1,223 shares of restricted stock because the effect of their inclusion would be antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller loss per share.

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

Net pension/retiree medical expense included the following components:

	Pension Plans				Retiree Medical
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in millions)
Service cost for benefits earned during the period	$1.8	$1.6	$5.3	$4.9	$0.4	$0.3	$1.0	$0.9
Interest cost on projected benefit obligation	3.1	2.9	9.4	8.9	0.4	0.3	1.2	1.2
Expected return on plan assets	(3.5)	(3.5)	(10.4)	(10.4)	—	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.3	0.3
Amortization of prior service cost	—	0.1	0.1	0.2	—	—	—	—
Actuarial loss	0.7	0.2	2.0	1.0	0.1	0.1	0.3	0.3
Net expense	$2.1	$1.3	$6.4	$4.6	$1.0	$0.8	$2.8	$2.7

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law and a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $0.4 million and $0.6 million, respectively, for the three months ended September 30, 2006 and 2005, and $1.1 million and $0.7 million, respectively, for the nine months ended September 30, 2006 and 2005.

6.   Income Taxes

The income tax provisions recorded for the three and nine months ended September 30, 2006 and 2005 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting and FASB Interpretation No. 18—Accounting for Income Taxes in Interim Periods.

For the three months ended September 30, 2005, the income tax provision of $94.6 million consists of the following items:  income tax expense of $1.8 million on earnings before income taxes (which includes additional expense of $0.5 million related to a year-to-date effective tax rate adjustment, primarily resulting from IPO costs that are not deductible for tax purposes); a charge of $99.9 million to establish a valuation allowance, as discussed further below; a tax benefit of $1.0 million for adjustments to prior years’ tax returns;  and a tax benefit of $6.1 million relating to a Canadian income tax refund that resulted from the application of an exemption under the Canada/United States tax treaty. For the nine months ended September 30, 2005, the income tax provision of $137.4 million consists of the following items:  income tax expense of $44.1 million on earnings before income taxes; a charge of $99.9 million for the valuation allowance; a tax benefit of $0.5 million for adjustments to prior years’ tax returns; and the Canadian income tax refund of $6.1 million.

On August 16, 2005, we completed our IPO and related reorganization, and CF Industries ceased to be a cooperative for income tax purposes. On that date, CF Industries had a deferred tax asset totaling $99.9 million related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries’ pre-IPO owners when CF Industries was a cooperative for income tax purposes. Concurrent with the IPO, a 100% valuation allowance was established related to these NOLs due to substantial uncertainty under existing tax law as to the Company’s ability to realize any tax benefits from these NOLs due to CF Industries ceasing to be a cooperative. The valuation allowance resulted in the $99.9 million charge, which is included in the income tax provisions for the three and nine months ended September 30, 2005.

In connection with our IPO, we entered into an NOL agreement with the pre-IPO owners of CF Industries which provides that in the event that it is finally determined by the applicable taxing jurisdictions that CF Industries’ pre-IPO NOLs can be utilized, we will pay the pre-IPO owners an amount equal to the federal and state income taxes saved by the utilization of the pre-IPO NOLs. For further details and information on the NOL agreement, see Item. 8. Financial Statements and Supplementary Data., Notes to Consolidated Financial Statements, Note 12—Income Taxes and Note 30—Related Party Transactions, Net Operating Loss Carryforwards, in our Form 10-K filed with the SEC on March 20, 2006.

7.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in millions)
Fertilizer	$179.7	$196.1
Spare parts, raw materials and supplies	61.7	55.0
	$241.4	$251.1

8.   Asset Retirement Obligations

We account for asset retirement obligations (AROs) in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. An ARO is a legal obligation associated with the retirement of long-lived assets that results from the acquisition, construction, development or normal operation of such assets.

In 2005, FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs) was issued. FIN No. 47 provided guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. In the fourth quarter of 2005, we adopted FIN No. 47 and recorded a $4.6 million ($2.8 million, after taxes) charge for the cumulative effect of a change in accounting principle.

The AROs related to our phosphogypsum stack systems in Florida are subject to financial assurance requirements. The purpose of these requirements is to assure the State of Florida that sufficient funds will be available to cover costs related to the closure and post-closure care for these AROs.

In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida’s regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks and contributed $11.1 million to this account. The balance in this account is reported as an asset at fair value on our consolidated balance sheet.

Over the next ten years, we expect to contribute to the escrow account between $2 million and $8 million annually, based upon the required funding formula, the present value of our estimated liability as defined in the regulations, and an assumed rate of return of 4% on funds invested in the escrow account. The amount that will have accumulated in the account by the end of the ten-year period, including investment earnings, is currently expected to be approximately $85 million. After the initial ten years, contributions to the account are expected to average approximately $0.4 million annually for the following 17 years. The balance in the account is projected to be approximately $170 million by 2032. The annual contributions to the account are based on predetermined funding requirements as prescribed by the State of Florida; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the escrow account will be used to complete settlement of the AROs related to our phosphogypsum stack systems. We will retain a residual interest in any funds remaining in the escrow account after all claims have been paid.

9.   Credit Agreement

Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of September 30, 2006 there was $199.6 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

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

During the second half of 2005, volatility in the natural gas environment increased our uncertainty regarding future operating rates and required that we increase our flexibility in product sourcing decisions. This increased flexibility in sourcing reduced our ability to predict future natural gas requirements with a high degree of certainty and led us to discontinue hedge accounting beginning in the fourth quarter of 2005. Changes in the fair value of the derivatives not designated as hedges are recorded in cost of sales as the changes occur. We continue to use natural gas derivatives, primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes. Cash flows related to natural gas derivatives are reported as cash flows from operating activities.

For the three months ended September 30, 2006, we recorded directly to cost of sales net derivative losses of $14.7 million, consisting of $1.7 million in realized losses and $13.0 million of unrealized mark-to-market losses. For the nine months ended September 30, 2006, we recorded directly to cost of sales derivative losses of $70.3 million, consisting of $49.0 million in realized losses and $21.3 million of unrealized mark-to-market losses.

For the three and nine months ended September 30, 2005, we recorded directly to cost of sales ineffective hedge gains of $14.1 million and $14.6 million, respectively, primarily due to forward positions terminated in the third quarter of 2005 as a result of reductions in operating levels and related gas purchases when hedge accounting was still being applied.

At September 30, 2006, we had unrealized losses of $27.9 million on 14.1 million MMBtus of gas swap contracts. At December 31, 2005, we had unrealized losses of $0.5 million on 14.1 million MMBtus of gas, primarily in swap contracts.

11.   Other Comprehensive Income (Loss)

Stockholders’ equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign	Unrealized	Unrealized	Minimum	Accumulated
	Currency	Gain	Gain	Pension	Other
	Translation	on	on	Liability	Comprehensive
	Adjustment	Securities	Derivatives	Adjustment	Loss
	(in millions)
Balance at December 31, 2005	$(2.9)	$0.1	$4.7	$(9.3)	$(7.4)
Net change	0.8	0.2	(4.2)	—	(3.2)
Balance at September 30, 2006	$(2.1)	$0.3	$0.5	$(9.3)	$(10.6)

The unrealized gain on derivatives is related to natural gas derivatives that existed at the time hedge accounting was discontinued in the fourth quarter of 2005. The amount shown as net change in OCI was reclassified into earnings in the first nine months of 2006. The balance at September 30, 2006 is expected to be reclassified into earnings during the fourth quarter of 2006. See Note 10 for additional information on derivatives.

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

Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2006 and 2005, and assets at September 30, 2006 and December 31, 2005 are as follows. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Operating Results
Three Months Ended September 30, 2006
Net sales
Anhydrous ammonia	$41.7	$—	$41.7
Granular urea	132.6	—	132.6
UAN solutions	85.6	—	85.6
DAP	—	87.2	87.2
MAP	—	30.3	30.3
Other	0.6	—	0.6
	260.5	117.5	378.0
Cost of sales	250.9	101.3	352.2
Gross margin	$9.6	$16.2	$25.8
Three Months Ended September 30, 2005
Net sales
Anhydrous ammonia	$43.9	$—	$43.9
Granular urea	137.5	—	137.5
UAN solutions	76.0	—	76.0
DAP	—	77.2	77.2
MAP	—	23.9	23.9
Other	0.9	—	0.9
	258.3	101.1	359.4
Cost of sales	213.3	90.1	303.4
Gross margin	$45.0	$11.0	$56.0

	Nitrogen	Phosphate	Consolidated
	(in millions)
Operating Results
Nine Months Ended September 30, 2006
Net sales
Anhydrous ammonia	$305.6	$—	$305.6
Granular urea	487.9	—	487.9
UAN solutions	285.0	—	285.0
DAP	—	287.9	287.9
MAP	—	72.9	72.9
Other	4.0	—	4.0
	1,082.5	360.8	1,443.3
Cost of sales	1,015.8	323.2	1,339.0
Gross margin	$66.7	$37.6	$104.3
Nine Months Ended September 30, 2005
Net sales
Anhydrous ammonia	$318.6	$—	$318.6
Granular urea	482.8	—	482.8
UAN solutions	306.3	—	306.3
DAP	—	263.8	263.8
MAP	—	70.1	70.1
Other	3.8	—	3.8
	1,111.5	333.9	1,445.4
Cost of sales	932.2	306.3	1,238.5
Gross margin	$179.3	$27.6	$206.9

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2006	$459.0	$406.9	$425.9	$1,291.8
December 31, 2005	$515.6	$398.0	$314.5	$1,228.1

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

CF Holdings was formed in 2005 to hold the existing business of CF Industries, Inc. Prior to the consummation of our initial public offering (IPO) in August 2005, CF Industries, Inc. operated as a cooperative and was owned by eight regional agricultural cooperatives (our pre-IPO owners).

Executive Summary

We reported net earnings of $7.3 million in the third quarter of 2006 compared to a net loss of $91.4 million in the third quarter of 2005. Our results for the third quarter of 2006 included a net $13.0 million pre-tax mark-to-market loss on natural gas derivatives. The net loss of $91.4 million for the third quarter of 2005 included a $99.9 million non-cash charge to the income tax provision to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a $14.1 million gain associated with the early termination of certain natural gas hedge positions, and a $6.1 million reduction in the income tax provision due to a refund of Canadian income taxes.

Our gross margin decreased $30.2 million to $25.8 million in the third quarter of 2006 compared to $56.0 million in the third quarter of 2005. The decline in gross margin resulted from unfavorable variances related to natural gas derivatives and lower average nitrogen fertilizer selling prices, partially offset by a decrease in natural gas costs and higher fertilizer sales volume.

Our net sales increased 5% to $378.0 million in the third quarter of 2006 compared to $359.4 million in the third quarter of 2005. The increase reflected higher phosphate fertilizer sales volume and higher average phosphate selling prices. An increase in nitrogen fertilizers sales volume in the third quarter of 2006 was substantially offset by lower average nitrogen fertilizer selling prices. A 252,000 ton increase in fertilizer sold during the third quarter of 2006 resulted in total sales volume of 1.9 million tons in the third quarter of 2006 compared to 1.6 million tons in the third quarter of 2005.

We paid cash dividends of $1.1 million in the third quarter of 2006.

Net earnings of $25.3 million for the nine months ended September 30, 2006 were $51.5 million more than the $26.2 million net loss for the comparable period of 2005. The improvement in net earnings was due primarily to a number of items related to our August 2005 IPO, partially offset by historically high natural gas prices experienced in the first quarter 2006, unfavorable variances related to natural gas derivatives and reduced demand for nitrogen fertilizers during the spring planting season followed by a highly competitive pricing environment in the third quarter.

The following significant items affected the comparability of our reported results for the nine months ended September 30, 2006 and our financial position as of September 30, 2006:

On August 16, 2005, we completed our IPO of common stock. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. In connection with our IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. We did not retain any of the proceeds from the IPO.

In connection with our IPO, we also recorded a non-cash charge to the income tax provision of $99.9 million to reduce to zero what remained of the gross deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards as of August 16, 2005 (CF Industries, Inc.’s last day as a cooperative). Those net operating loss carryforwards were generated from business conducted with CF Industries, Inc.’s pre-IPO owners while CF Industries, Inc. was a cooperative. In connection with our IPO, we entered into an NOL agreement with the pre-IPO owners of CF Industries, Inc. which provides that in the event that it is finally determined by the applicable taxing jurisdictions that CF Industries, Inc.’s pre-IPO NOLs can be utilized, we will pay the pre-IPO owners an amount equal to the federal and state income taxes saved by the utilization of the pre-IPO NOLs. See Notes 12 and 30 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10K for further discussion of the NOL agreement.

In August of 2005, we replaced our $140 million senior secured revolving credit facility with a $250 million senior secured revolving credit facility.

In August of 2005, we repaid in full $235.6 million of our term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments. Prior thereto, we made principal payments of $0.7 million and $10.0 million on their scheduled maturity dates.

In connection with these transactions, we incurred an estimated net $17.1 million charge (after taxes) related to the prepayment penalties associated with the repayment of our long term debt ($16.0 million) and termination of a long-term incentive plan ($1.1 million) upon completion of our IPO. We also incurred a non-cash charge of $1.1 million (after taxes) related to the write-off of unamortized financing fees related to our previous senior secured revolving credit facility and long term debt.

Hurricane activity in the Gulf of Mexico region during the latter portion of 2005 significantly affected the domestic fertilizer industry. These hurricanes caused substantial damage to the natural gas production and distribution facilities in the region, affecting the supply and price of natural gas, the primary raw material used to produce nitrogen fertilizers. By the end of the first quarter of 2006, natural gas prices had moderated, returning to approximately pre-hurricane levels. These storms also affected the availability of barges used to transport urea and DAP/MAP on the Mississippi River and adversely affected the supply of sulfur, a raw material used in the production of phosphate fertilizers, by causing refinery closures and transportation disruptions.

In the fourth quarter of 2005, we ceased classifying natural gas derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, realized and unrealized gains or losses related to our derivatives are now recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. During the third quarter of 2006 we recognized a net $13.0 million pre-tax mark-to-market loss on natural gas derivatives in cost of sales. Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities have not changed, in that derivatives are still being used to lock in a substantial portion of our margin on forward pricing program (FPP) sales. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for further discussion of derivative financial instruments.

Results of Operations

The following table presents our consolidated results of operations:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005		2006 v. 2005	2006	2005		2006 v. 2005
	(in millions, except per share amounts)
Net sales	$378.0	$359.4		$18.6	$1,443.3	$1,445.4		$(2.1)
Cost of sales	352.2	303.4		48.8	1,339.0	1,238.5		100.5
Gross margin	25.8	56.0		(30.2)	104.3	206.9		(102.6)
Selling, general and administrative	13.2	17.7		(4.5)	40.5	43.0		(2.5)
Other operating—net	0.3	1.3		(1.0)	3.4	3.8		(0.4)
Operating earnings	12.3	37.0		(24.7)	60.4	160.1		(99.7)
Interest expense	0.5	3.0		(2.5)	2.5	13.5		(11.0)
Interest income	(3.8)	(3.9)		0.1	(9.3)	(11.6)		2.3
Loss on extinguishment of debt	—	28.3		(28.3)	—	28.3		(28.3)
Minority interest	4.8	6.3		(1.5)	27.1	18.7		8.4
Other non-operating—net	(0.2)	0.1		(0.3)	(0.4)	—		(0.4)
Earnings before income taxes	11.0	3.2		7.8	40.5	111.2		(70.7)
Income tax provision	3.7	94.6		(90.9)	15.2	137.4		(122.2)
Net earnings (loss)	$7.3	$(91.4)		$98.7	$25.3	$(26.2)		$51.5
Net Earnings (Loss) Per Share
Basic and diluted weighted average common shares outstanding	55.0	55.0	(1)	—	55.0	55.0	(1)	—
Basic and diluted net earnings (loss) per share	$0.13	$(1.66	)(1)	$1.79	$0.46	$(0.48	)(1)	$0.94

(1)                Represents the pro forma basic and diluted net earnings (loss) per share calculations as if the number of common shares issued in our IPO were outstanding as of December 31, 2004. See Note 4 of our unaudited consolidated financial statements in this Form 10-Q for further information regarding pro forma net earnings (loss) per share.

Third Quarter of 2006 Compared to the Third Quarter of 2005

Consolidated Operating Results

During the third quarter of 2006, generally lower natural gas prices and higher domestic production rates contributed to a highly competitive pricing environment for the domestic nitrogen fertilizer industry, which adversely impacted our average selling prices. Strong international phosphate demand supported our phosphate fertilizer business during the third quarter of 2006. Our total gross margin decreased by $30.2 million, or 54%, to $25.8 million for the third quarter of 2006 compared to $56.0 million for the same period in 2005, due largely to lower average selling prices for nitrogen fertilizers, and unfavorable variances on natural gas derivatives, partially offset by a decrease in natural gas costs. Net earnings of $7.3 million for the third quarter of 2006 included a net pre-tax mark-to-market loss of $13.0 million on natural gas derivatives. There were no mark-to-market adjustments recorded directly to cost of sales in the prior period as hedge accounting was still being applied. However, a gain of $14.1 million associated with the early termination of certain natural gas hedge positions was recorded in the prior year period. The net loss of $91.4 million for the third quarter of 2005 included a $99.9 million non-cash charge to the income tax provision to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a $14.1 million gain associated with the early termination of certain natural gas hedge positions and a $6.1 million reduction in the income tax provision due to a refund of Canadian income taxes.

Net Sales

Our net sales increased 5% to $378.0 million in the third quarter of 2006 compared to $359.4 million in the third quarter of 2005, due to higher phosphate fertilizer sales volumes and average selling prices. An increase in nitrogen fertilizers sales volume in the third quarter of 2006 was substantially offset by lower average selling prices. Our total sales volume increased 15% to 1.9 million tons in the third quarter of 2006 versus 1.6 million tons in the third quarter of 2005. Our total level of phosphate fertilizer sales of 510,000 tons in the third quarter of 2006 was 50,000 tons, or 11%, higher compared to the 460,000 tons sold during the same period in 2005, primarily due to increased export demand. Average phosphate fertilizer prices in the third quarter of 2006 increased by 5% compared to prices in the third quarter of 2005. Nitrogen fertilizer sales volume increased 202,000 tons, or 17%, to 1.4 million tons in the third quarter of 2006 compared to 1.2 million tons in the comparable period of 2005, due primarily to higher urea and UAN sales. The decrease in average nitrogen fertilizer prices in the third quarter of 2006 resulted primarily from the influence of lower North American natural gas prices.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged approximately $182 per ton in the third quarter of both 2006 and 2005, as lower natural gas prices in 2006 were offset by unfavorable variances related to natural gas derivatives. Phosphate fertilizer cost of sales averaged $198 per ton in the third quarter of 2006, approximating the cost per ton in the third quarter of the prior year.

During the third quarter of 2006, we sold approximately 434,000 tons of fertilizer under our forward pricing program, representing approximately 23% of our total fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 1.0 million tons of fertilizer under this program, representing approximately 63% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 25% to $13.2 million for the third quarter of 2006 compared to $17.7 million in the corresponding quarter of the prior year. The decrease in the third quarter of 2006 was largely due to the absence in 2006 of administrative expenses related to the completion of our IPO, including expenses associated with the termination of a long-term incentive plan.

Other Operating—Net

Other operating—net decreased to $0.3 million in the third quarter of 2006 from $1.3 million in the same period of 2005. The decrease was due primarily to a $0.7 million upward adjustment in the third quarter of 2006 to the asset retirement obligations (AROs) at our closed Bartow, Florida, facility as compared to a $2.1 million upward adjustment in the same period of 2005. Separately, favorable adjustments to our litigation reserve as a result of final settlements recorded in the third quarter of 2006 were more than offset by gains realized during the third quarter of 2005 on the sales of a previously-idled distribution terminal and excess land at our Bartow complex. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Interest—Net

Net interest income increased $2.4 million to $3.3 million in the third quarter of 2006 from $0.9 million in the third quarter of 2005. Interest expense decreased 83% to $0.5 million in 2006 from $3.0 million in 2005, due to the full repayment of our term notes out of our cash and short-term investments in the third quarter of 2005. Interest income of $3.8 million in the third quarter of 2006 approximated the amount in the comparable quarter of 2005.

Loss on Extinguishment of Debt

The $28.3 million loss on extinguishment of debt incurred in the third quarter of 2005 consists of a $26.4 million penalty associated with the prepayment of our term notes and the write-off of $1.9 million of unamortized financing fees related to our long-term debt and previous senior secured revolving credit facility.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The decrease in the third quarter of 2006 was due to reduced CFL operating results.

Income Taxes

The income tax provisions recorded for the three months ended September 30, 2006 and 2005 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

Our income tax provision for the third quarter of 2006 was $3.7 million, or an effective tax rate of 33.6%. This compared with a tax provision of $1.8 million on pre-tax earnings for the third quarter of 2005, or an effective tax rate of 56.3%. The decrease in the effective rate results principally from the cumulative effect of adjusting our estimated annual effective tax rate upward in the third quarter of 2005, and the impact of reduced state income taxes in the third quarter of 2006.

For the three months ended September 30, 2005, our income tax provision of $94.6 million included the following items: income tax expense of $1.8 million on earnings before income taxes (which includes additional expense of $0.5 million related to a year-to-date effective tax rate adjustment, primarily resulting from IPO costs that are not deductible for tax purposes); a charge of $99.9 million to establish a valuation allowance, as discussed further below; a tax benefit of $1.0 million for adjustments to prior years’ tax returns; and a tax benefit of $6.1 million relating to a Canadian income tax refund that resulted from the application of an exemption under the Canada/United States tax treaty.

On August 16, 2005, we completed our IPO and related reorganization, and CF Industries, Inc. ceased to be a cooperative for income tax purposes. On that date, CF Industries, Inc. had a deferred tax asset totaling $99.9 million related to net operating loss carryforwards (NOLs) generated from business conducted with the CF Industries, Inc.’s pre-IPO owners when CF Industries, Inc. was a cooperative for income tax purposes. Concurrent with the IPO, a 100% valuation allowance was established related to these NOLs due to substantial uncertainty under existing tax law as to CF Industries, Inc.’s ability to realize any tax benefits from these NOLs due to CF Industries, Inc.’s ceasing to be a cooperative. The valuation allowance resulted in the $99.9 million charge, which is included in the income tax provision for the three and nine months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated Operating Results

For the nine months ended September 30, 2006, the domestic nitrogen fertilizer industry was impacted negatively by high natural gas prices during the first quarter of the year, reduced demand during the spring planting season, followed by a highly competitive pricing environment in the third quarter. Our phosphate fertilizer business was affected positively during the first nine months of 2006 by relatively balanced industry supply/demand conditions. Our total gross margin decreased by approximately $102.6 million, or 50%, to $104.3 million for the nine months ended September 30, 2006 compared to a gross margin of $206.9 million for the same period in 2005. The net earnings of $25.3 million for the nine months ended September 30, 2006 included a pre-tax charge of $21.3 million for unrealized mark-to-market losses on natural gas derivatives. There were no mark-to-market adjustments recorded directly to cost of sales in the prior period as hedge accounting was still being applied. The net loss of $26.2 million for the nine months ended September 30, 2005 included a $99.9 million non-cash charge to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a $14.6 million gain associated with the early termination of certain natural gas hedge positions and a $6.1 million tax benefit from a refund of Canadian income taxes.

Net Sales

Our net sales were $1.4 billion for each of the nine month periods ended September 30, 2006 and September 30, 2005. Higher average selling prices for nitrogen and phosphate fertilizers in 2006 were offset by lower nitrogen fertilizer sales volumes. Our total sales volume decreased 6% to 6.1 million tons for the nine months ended September 30, 2006 versus 6.5 million tons for the nine months ended September 30, 2005, primarily due to lower nitrogen fertilizer sales volume. Nitrogen fertilizer sales volume decreased 394,000 tons, or 8%, to 4.6 million tons for the nine months ended September 30, 2006 compared to 5.0 million tons in the comparable period of 2005, due to reduced demand during the spring planting season and the cessation of production by U.S. Agri-Chemicals to whom we had sold ammonia previously. Our total level of phosphate fertilizer sales of 1.6 million tons for the nine months ended September 30, 2006 approximated the amount sold in the same period of 2005. Nitrogen and phosphate fertilizer prices for the nine months ended September 30, 2006 averaged 6% and 8% higher, respectively, than the prices for similar products in the comparable period of 2005.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $223 per ton for the nine months ended September 30, 2006 compared to $188 per ton in a comparable period of 2005, an increase of 19%, primarily due to higher natural gas prices, higher purchased product costs and unfavorable variances on natural gas derivatives. Phosphate fertilizer cost of sales averaged $208 per ton for the nine months ended September 30, 2006 compared to $196 per ton in the same period of the prior year, an increase of 6%, mainly due to higher ammonia and sulfur costs.

During the first nine months of 2006, we sold approximately 2.2 million tons of fertilizer under our forward pricing program, representing approximately 36% of our total fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 3.9 million tons of fertilizer under this program, representing approximately 60% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $40.5 million for the nine months ended September 30, 2006 compared to $43.0 million in the comparable period of 2005. The year-over-year decrease in expense for the nine months ended September 30, 2006 resulted largely from the absence of expenses related to our August 2005 IPO, including expenses associated with the termination of a long-

term incentive plan upon completion of our IPO. This decrease was partially offset by additional share-based compensation expense and additional administrative expenses associated with being a publicly held company, both items that were incurred in 2006.

Other Operating—Net

Other operating—net decreased to $3.4 million for the nine months ended September 30, 2006 from $3.8 million in the same period of 2005. During the nine months ended September 30, 2006, we recorded adjustments of $1.7 million to increase the asset retirement obligations (AROs) at our closed Bartow facility as compared to $2.1 million in 2005. Separately, favorable variances in 2006 related to our litigation reserve were more than offset by the absence of gains realized during the third quarter of 2005 on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

Interest—Net

Interest—net swung to $6.8 million of net interest income for the nine months ended September 30, 2006 from $1.9 million of net interest expense in the same period of 2005. Interest expense decreased 81% to $2.5 million in 2006 from $13.5 million in 2005, due to the full repayment of our term notes, out of our cash and short-term investments, in the third quarter of 2005. This decrease was partially offset by $1.0 million of interest expense in the second quarter of 2006 related to a Canadian tax matter. Interest income decreased to $9.3 million in 2006 from $11.6 million in 2005 as higher average rates of return were more than offset by lower average balances of invested cash.

Loss on Extinguishment of Debt

The $28.3 million loss on extinguishment of debt incurred in the third quarter of 2005 consists of a $26.4 million penalty associated with the prepayment of our term notes and the write-off of $1.9 million of unamortized financing fees related to the term notes and previous senior secured revolving credit facility.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase for the nine months ended September 30, 2006 was due to CFL operating results.

Income Taxes

The income tax provisions recorded for the nine month periods ended September 30, 2006 and 2005 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

Our income tax provision for the nine months ended September 30, 2006 was $15.2 million, or an effective tax rate of 37.5%. This compared with a tax provision of $44.1 million on pre-tax earnings for the third quarter of 2005, or an effective tax rate of  39.7%. The decrease in the effective tax rate results principally from lower state income taxes in the current year and the effect of expenses recorded in the prior year period associated with our IPO that were not deductible for income tax purposes.

For the nine months ended September 30, 2005, the income tax provision of $137.4 million included the following items: income tax expense of $44.1 million on earnings before income taxes; a charge of $99.9 million to establish a valuation allowance, as previously discussed; a tax benefit of $0.5 million for adjustments to prior years’ tax returns; and a tax benefit related to a Canadian income tax refund of $6.1 million.

Segment Review

Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	2006 v. 2005	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$260.5	$258.3	$2.2	$1,082.5	$1,111.5	$(29.0)
Cost of sales	250.9	213.3	37.6	1,015.8	932.2	83.6
Gross margin	$9.6	$45.0	$(35.4)	$66.7	$179.3	$(112.6)
Gross margin percentage	3.7%	17.4%		6.2%	16.1%
Tons of product sold (in thousands)	1,378	1,176	202	4,563	4,957	(394)
Sales volumes by product (tons in thousands)
Ammonia	143	145	(2)	789	1,032	(243)
Urea	607	549	58	1,969	1,977	(8)
UAN	621	474	147	1,763	1,905	(142)
Other nitrogen products	7	8	(1)	42	43	(1)
Average selling price per ton by product
Ammonia	$292	$303	$(11)	$387	$309	$78
Urea	218	251	(33)	248	244	4
UAN	138	160	(22)	162	161	1
Cost of natural gas (per MMBtu) (1)
Donaldsonville	$6.58	$7.17	$(0.59)	$7.37	$6.97	$0.40
Medicine Hat	5.15	7.25	(2.10)	6.58	6.29	0.29
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$6.09	$9.72	$(3.63)	$6.78	$7.69	$(0.91)
AECO (Alberta)	5.07	7.73	(2.66)	5.66	6.42	(0.76)
Depreciation and amortization	$14.7	$14.2	$0.5	$43.6	$50.8	$(7.2)
Capital expenditures	$13.1	$17.0	$(3.9)	$21.6	$36.3	$(14.7)
Production volume by product (tons in thousands)
Ammonia (2)(3)	776	678	98	2,279	2,354	(75)
Granular urea (2)	568	517	51	1,685	1,748	(63)
UAN (28%)	679	465	214	1,672	1,836	(164)

(1)                Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)                Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)                Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Third Quarter of 2006 Compared to the Third Quarter of 2005

Net Sales.   Nitrogen fertilizer net sales of $260.5 million in the third quarter of 2006 approximated the level of the comparable quarter of the prior year, as higher sales volume was offset by lower average selling prices. Nitrogen fertilizer sales volume increased 17% to 1.4 million tons in the third quarter of 2006 compared to 1.2 million tons in the comparable period of 2005 due principally to the impact of production and shipping disruptions caused by the two hurricanes in 2005. Ammonia, urea and UAN sales prices decreased by 4%, 13% and 14%, respectively, in the third quarter of 2006 compared to prices in the same period of the prior year. The decrease in nitrogen fertilizer prices in the third quarter of 2006 primarily resulted from the influence of lower North American natural gas prices.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged approximately $182 per ton in the third quarter of both 2006 and 2005, as lower natural gas prices in 2006 were offset by unfavorable variances related to natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility decreased by 15% in the third quarter of 2006 versus the cost in the comparable period of 2005. We recognized a net $13.0 million mark-to-market loss on natural gas derivatives in the third quarter of 2006 and $14.1 million of hedge related gains in the third quarter of 2005. See the “Executive Summary” section of this discussion and analysis for additional information about the impact of a change in accounting for our natural gas derivatives.

During the third quarter of 2006, we sold approximately 380,000 tons of nitrogen fertilizers under our forward pricing program, representing approximately 28% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 797,000 tons of nitrogen fertilizers under this program, representing approximately 68% of our nitrogen fertilizer sales volume for the period.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales.   Nitrogen fertilizer net sales decreased $29.0 million to $1.1 billion for the nine months ended September 30, 2006, approximately the same level in the prior year period, due to lower sales volume, which was partially offset by higher average ammonia selling prices. Nitrogen fertilizer sales volume decreased 8% to 4.6 million tons in the first nine months of 2006 compared to 5.0 million tons in the comparable period of 2005. Ammonia and UAN sales volumes decreased by 24% and 8%, respectively, for the nine months ended September 30, 2006 compared to the same period of the prior year. Ammonia sales volumes decreased due primarily to fewer corn acres planted and reduced application rates, as well as lower sales from our Tampa terminal due to U.S. Agri-Chemicals, a former customer, ceasing phosphate operations in the fourth quarter of 2005. The decrease in UAN sales compared to sales for the nine months ended September 30, 2005 was due primarily to less corn acreage planted and reduced demand in the southern portion of the country due to drought conditions, partially offset by strong summer fill demand resulting from the perception of a stronger UAN market later in the year. Ammonia sales prices increased by 25% for the nine months ended September 30, 2006 compared to prices in the same period of the prior year, primarily due to the influence of higher North American natural gas prices during the first quarter.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $223 per ton for the nine months ended September 30, 2006, compared to $188 per ton for the same period in 2005, an increase of 19%, largely due to higher natural gas prices, higher purchased product costs and unfavorable variances related to natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility increased by 5% for the nine months ended September 30, 2006 versus the cost in the comparable period of 2005. Purchased product costs were approximately $42.7 million higher in 2006 than in the same period of 2005 due to the overall increase in nitrogen fertilizer prices as well as an increase in the amount of sales volume supported by purchased products, both factors mainly occurring during the first six months of 2006. We recognized $21.3 million of unrealized mark-to-market losses on derivatives in 2006 as an increase in cost of sales due to our discontinuing hedge accounting coupled with the decline in natural gas prices that occurred during the year. We also recorded $14.6 million of hedge gains in 2005, mainly in the third quarter. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During the first nine months of 2006, we sold approximately 2.0 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 43% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 3.4 million tons of nitrogen fertilizers under this program, representing approximately 68% of our nitrogen fertilizer sales volume for the period.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	2006 v. 2005	2006	2005	2006 v. 2005
	(in millions, except as noted)
Net sales	$117.5	$101.1	$16.4	$360.8	$333.9	$26.9
Cost of sales	101.3	90.1	11.2	323.2	306.3	16.9
Gross margin	$16.2	$11.0	$5.2	$37.6	$27.6	$10.0
Gross margin percentage	13.8%	10.9%		10.4%	8.3%
Tons of product sold (in thousands)	510	460	50	1,553	1,563	(10)
Sales volumes by product (tons in thousands)
DAP	380	353	27	1,242	1,243	(1)
MAP	130	107	23	311	320	(9)
Domestic vs export sales of DAP/MAP (tons in thousands)
Domestic	298	315	(17)	1,043	1,032	11
Export	212	145	67	510	531	(21)
Average selling price per ton by product
DAP	$229	$219	$10	$232	$212	$20
MAP	233	223	10	234	219	15
Depreciation, depletion and amortization	$7.7	$8.4	$(0.7)	$25.1	$23.6	$1.5
Capital expenditures	$4.7	$4.2	$0.5	$19.6	$18.1	$1.5
Production volume by product (tons in thousands)
Phosphate rock	983	979	4	2,850	2,570	280
Sulfuric acid	655	657	(2)	1,964	1,897	67
Phosphoric acid as P2O5	256	255	1	769	732	37
DAP/MAP	512	511	1	1,542	1,459	83

Third Quarter of 2006 Compared to the Third Quarter of 2005

Net Sales.   Phosphate fertilizer net sales increased 16% to $117.5 million in the third quarter of 2006 compared to $101.1 million in the third quarter of 2005 due to higher phosphate fertilizer sales volume and higher average selling prices. Our total level of phosphate fertilizer sales of 510,000 tons in the third quarter of 2006 was 50,000 tons, or 11%, higher than in the comparable period in 2005. The 67,000 ton increase in sales of DAP/MAP to export customers was primarily due to higher demand in key overseas markets. Average phosphate fertilizer prices in the third quarter of 2006 increased by 5% compared to prices in the third quarter of 2005.

Cost of Sales.   Average phosphate cost of sales of $198 per ton in the third quarter of 2006 approximated the average per ton cost in the third quarter of 2005.

During the third quarter of 2006, we sold approximately 54,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 11% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2005, we sold approximately 229,000 tons of phosphate fertilizers under this program, representing approximately 50% of our phosphate fertilizer sales volume for the period.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Sales.   Phosphate fertilizer net sales increased 8% to $360.8 million for the nine months ended September 30, 2006 compared to $333.9 million in the comparable period of 2005, due primarily to higher average selling prices. Average phosphate fertilizer prices during the first nine months of 2006 increased by 8% compared to prices in 2005. Our total level of phosphate fertilizer sales of 1.6 million tons in the first nine months of 2006 approximated the prior period’s level.

Cost of Sales.   Phosphate cost of sales averaged $208 per ton for the nine months ended September 30, 2006 compared to $196 per ton for the nine months ended September 30, 2005. The 6% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 13% during 2006 compared to the same period in 2005, reflecting stronger global market conditions through the first half of 2006. Sulfur costs increased by 11% for the nine months ended September 30, 2006 compared to the same period in 2005. The increase, mainly occurring in the first six months of 2006, reflected the lingering impact of supply disruptions that occurred in 2005 due to hurricane activity.

During the first nine months of 2006, we sold approximately 230,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 15% of our phosphate fertilizer sales volume for the period. In the comparable period of 2005, we sold approximately 541,000 tons of phosphate fertilizers under this program, representing approximately 35% of our phosphate fertilizer sales volume for the period.

Liquidity and Capital Resources

Our primary sources of cash are operating cash flow, which includes customer advances, and our senior secured revolving credit facility. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business.

Cash Balances

As of September 30, 2006, we had cash and cash equivalents of $21.4 million, short-term investments of $284.0 million and a $148.8 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2005, the comparable amounts were $37.4 million, $179.3 million and $131.6 million, respectively. Short-term investments consist primarily of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of September 30, 2006 and December 31, 2005, we had $199.6 million and $192.6 million available, respectively, under our revolving credit facility.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.4 million as of September 30, 2006 compared to $4.2 million as of December 31, 2005. There were no outstanding borrowings or letters of credit under our $250 million senior secured revolving credit facility as of September 30, 2006 or December 31, 2005.

Forward Pricing Program

We offer a FPP to our customers under which product may be ordered for future delivery, with a substantial portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. As of September 30, 2006 and December 31, 2005, we had approximately $148.8 million and $131.6 million, respectively, in customer advances on our consolidated balance sheet. As of September 30, 2006 and December 31, 2005, we had approximately 808,000 tons of product and 1.2 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of September 30, 2006 and December 31, 2005, respectively.

While customer advances were a significant source of liquidity in the first nine months of both 2006 and 2005, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. As of September 30, 2005, we had approximately 1.5 million tons of product committed to be sold under this program. The lower level as of September 30, 2006 reflects the hesitancy of our customers to make commitments in the fertilizer pricing environment prevalent during the current reporting period.

The level of our customers’ participation in our FPP may vary over time. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Previously, these financial assurance requirements were satisfied without the need for any advance expenditure of corporate funds provided our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations in order to take advantage of a safe harbor provision in the regulations that would obviate the need for us to meet the financial test criteria in the future. In March of 2006, we contributed $11.1 million to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. We will be required to demonstrate financial responsibility for wetland and other surface-water-mitigation measures in advance of any mining activities, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2005 Annual Report on Form 10-K for additional information on financial assurance requirements.

Cash Flows

Operating Activities

Net cash generated from operating activities in the first nine months of 2006 was $163.3 million compared to $222.4 million in the same period in 2005. The $59.1 million decrease in cash provided by operating activities in 2006 was primarily due to a $99.7 million decrease in operating earnings, partially offset by the adjustment for the non-cash effect of $21.3 million of unrealized losses on derivatives. Other major factors affecting operating cash flow during the first nine months of 2006 were a $30.8 million increase in accounts receivable, a $21.5 million decrease in accounts payable and accrued expenses, a $17.2 million increase in customer advances, a $16.8 million decrease in margin deposits, and a $10.5 million decrease in inventories. The increase in accounts receivable was primarily due to less volume shipped under the FPP for which a substantial portion of the sales proceeds is generally received prior to shipment. The decrease in accounts payable and accrued expenses was primarily due to lower amounts owed for purchased product as of September 30, 2006 as compared to December 31, 2005. The increase in customer advances was due primarily to changes in the product mix of outstanding orders and a greater percentage of the contract value having been collected by September 30, 2006 in advance of the fall season. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The decrease in margin deposits was primarily due to lower margin requirements. The decrease in inventories reflects lower per-unit nitrogen fertilizers manufacturing cost at September 30, 2006 partially offset by higher quantities of nitrogen fertilizers held due to seasonal factors.

Investing Activities

Net cash used in investing activities was $156.9 million for the first nine months of 2006 as compared to $57.0 million of cash provided by investing activities in the comparable period of 2005. The $213.9 million swing in cash used in investing activities was primarily due to the liquidation of short term investments for repayment of our term notes in 2005, as previously discussed. Net purchases of short-term investments were $104.7 million during the first nine months of 2006 as compared to $92.2 million of net sales during the nine months ended September 30, 2005. The level of short-term investments, generally auction rate securities that we liquidate over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net were $41.1 million for the first nine months of 2006 and $53.8 million for the comparable period of the prior year. The decrease in additions to property, plant and equipment-net in 2006 was due primarily to a $14.7 million decrease in plant turnaround expenditures during 2006 as compared to the same period in 2005. As previously discussed, we contributed $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet. The $18.6 million of proceeds from sale of unconsolidated subsidiary represents the cash realized from the July 15, 2005 sale of our interest in our CF Martin Sulphur joint venture to our joint venture partner, an affiliate of Martin Resource Management.

Financing Activities

Net cash used in financing activities was $22.3 million and $289.5 million in the first nine months of 2006 and 2005, respectively. The $267.2 million decrease in cash used in financing activities in the nine months ended September 30, 2006 versus the comparable period of 2005 was primarily due to the 2005 repayment of $235.6 million of our term debt and the associated prepayment penalty of $26.4 million as previously discussed. Distributions to minority interest were higher in 2006, as all of CFL’s 2005 net earnings were distributed by the end of the third quarter of 2006, whereas the majority of CFL’s 2004 net earnings were distributed in 2004. The $715.4 million of proceeds from the issuance of common stock and the corresponding exchange of stock represent the proceeds from our IPO completed in the third quarter of 2005 and the subsequent payments to CF Industries, Inc.’s pre-IPO owners. See the “Overview” section of this discussion and analysis for additional information about our IPO.

Obligations

Contractual Obligations

As of September 30, 2006, the annual amounts of purchase obligations for 2006 and 2007 are lower by $172.3 million and $41.4 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2005 Annual Report on Form 10-K. Of the $172.3 million reduction for 2006, approximately $107.3 million relates to the first nine months of the year and approximately $65.0 million relates to the last three months of the year. These changes reflect primarily lower per unit prices for commitments to purchase natural gas, ammonia and sulfur for use in phosphate production and ammonia, urea and UAN purchased for resale in our markets, as well as lower quantities for commitments to purchase ammonia for resale. These commitments are based on spot prices as of September 30, 2006 and actual prices may differ.

Other Long-Term Obligations

Our accounts payable and accrued expenses and other liabilities on our consolidated balance sheet included balances related to asset retirement obligations. As of September 30, 2006 asset retirement obligations totaled $69.8 million as compared to $74.5 million as of December 31, 2005. The asset retirement obligations as of September 30, 2006 included the impact of $1.7 million of adjustments to Bartow conditional asset retirement costs as discussed more fully in other operating-net in “Results of Operations Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005” in this discussion and analysis. As of September 30, 2006, cash expenditures required to settle the asset retirement obligations for the balance of 2006 are expected to be $2.5 million. See Note 9 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our 2005 Annual Report on Form 10-K for further discussion of asset retirement obligations.

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

In September of 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS or Statement) No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an entity to recognize the funded status of benefit plans as assets and/or liabilities on the balance sheet, recognize gains and losses, prior service costs or credits, and transition assets or obligations in other comprehensive income, measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet and provide disclosure in the notes of the effects of the amortization of amounts included in other comprehensive income on the next fiscal year’s periodic benefit cost. The recognition provisions of this Statement are effective for our December 31, 2006 fiscal year-end. The measurement provisions of the Statement will have no impact on our consolidated financial statements, as our plan assets and benefit obligations are currently measured as of year-end. This Statement will have no impact on our consolidated statements of operations, but could have a material impact on our December 31, 2006 consolidated balance sheet. See Note 3 to our unaudited consolidated financial statements included in this Form 10-Q for discussion of other new accounting standards.

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

Interest Rate Fluctuations

As of September 30, 2006, we had notes payable of approximately $4 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $40,000 change in pretax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of September 30, 2006, there were no loans outstanding under this credit facility.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. As of both September 30, 2006 and December 31, 2005, approximately 14.1 million MMBtus of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program.

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

(b)   Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.                EXHIBITS.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 36 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.

Date: November 7, 2006	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: November 7, 2006	By:	/s/ ERNEST THOMAS
Ernest Thomas
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10	Form of Restricted Stock Award Agreement (incorporated by reference to Item 1.01 of CF Industries Holding, Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2006, File No. 001-32597)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.