Form 10-K
period 2006-12-31
CF Industries Holdings, Inc.
filed 2007-02-28
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code (847) 438-9500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $705,724,833 based on the closing sale price of common stock on June 30, 2006.

55,172,101 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders (Proxy Statement), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Monday, April 2, 2007, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

Part I

Item 1.                Business.

Our Company

All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to “our pre-IPO owners” refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering (IPO) which closed on August 16, 2005.

We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate fertilizer business are diammonium phosphate (DAP) and monoammonium phosphate (MAP). For the twelve months ended June 30, 2005, the most recent period for which such information is available, we supplied approximately 24% of the nitrogen and approximately 12% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

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

For the year ended December 31, 2006, we sold 6.3 million tons of nitrogen fertilizers and 2.1 million tons of phosphate fertilizers, generating net sales of $1.9 billion.

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

CF INDUSTRIES HOLDINGS, INC.

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

In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. Under the new business model, we began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2006, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 46% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

In August 2005, we completed our initial public offering of common stock and listing on the New York Stock Exchange. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from the IPO. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative. In the reorganization transaction, our pre-IPO owners’ equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and 7,562,499 shares of our common stock.

Operating Segments

Our business is divided into two operating segments, the nitrogen fertilizer business and the phosphate fertilizer business.

Nitrogen Fertilizer Business

We are one of the leading nitrogen fertilizer producers in North America. Our primary nitrogen fertilizer products are ammonia, urea and UAN. Our historical sales of nitrogen fertilizer products are shown in the table below. The sales shown do not reflect amounts used internally in the manufacture of other products (for example in 2006, we used about 1.7 million tons of ammonia in the production of urea and UAN).

	2006		2005		2004
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	1,226	$442.1	1,382	$436.0	1,438	$399.5
Urea	2,619	638.2	2,518	626.5	2,513	515.9
UAN	2,420	382.5	2,483	403.1	2,593	354.1
Other nitrogen fertilizers (1)	45	4.4	46	4.1	59	4.4
Total	6,310	$1,467.2	6,429	$1,469.7	6,603	$1,273.9

(1)                Other nitrogen fertilizer products include aqua ammonia.

CF INDUSTRIES HOLDINGS, INC.

Gross margin for the nitrogen fertilizer business was $98.5 million, $172.9 million and $193.8 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Total assets for the nitrogen fertilizer business were $493.9 million, $552.5 million and $557.8 million as of December 31, 2006, 2005 and 2004, respectively.

We operate world-scale nitrogen fertilizer production facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta, Canada. We own the Donaldsonville nitrogen fertilizer complex and have a 66% economic interest in CFL, a Canadian joint venture that owns the Medicine Hat nitrogen fertilizer complex. The combined production capacity of these two facilities represents approximately 20% of North American ammonia capacity, 32% of North American dry urea capacity and 18% of North American UAN capacity in 2006.

The following table summarizes our nitrogen fertilizer production volume for the last three years at our facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta.

	December 31,
	2006	2005	2004
	(tons in thousands)
Ammonia (1) (2)	3,158	2,778	3,356
Granular urea (2)	2,334	2,065	2,322
UAN (28%)	2,336	2,256	2,640

(1)                Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

(2)                Includes total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Westco, our joint venture partner in Canadian Fertilizers Limited.

Donaldsonville Nitrogen Complex

The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has four world-scale ammonia plants, four urea plants and two UAN plants. It has the capacity to produce annually approximately 2.3 million tons of ammonia (most of which is typically upgraded into urea and UAN), 2.6 million tons of liquid urea (including amounts upgraded into UAN) and 2.7 million tons of UAN (measured on a 28% nitrogen content basis). With UAN operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons per year if UAN production is reduced.

We believe that this facility is the most versatile nitrogen fertilizer production complex in North America. With multiple production units for each product, the complex has considerable flexibility to adjust its product mix. Donaldsonville is located near the mouth of the Mississippi River and has three docks that can be used simultaneously under most river conditions. In addition, Donaldsonville is located on the Union Pacific railroad and the Valero Ammonia Pipeline, providing us with flexible and competitively priced transportation to our in-market nitrogen fertilizer terminals and warehouses by rail and pipeline, as well as by barge. The facility is capable of docking and unloading into its storage system ocean-going ship loads of ammonia and UAN, providing us with direct access to global suppliers. The complex has on-site storage for 70,000 tons of ammonia, 135,000 tons of UAN (measured on a 28% nitrogen content basis) and 83,000 tons of granular urea, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production and also flexibility to purchase and store liquid product for resale.

CF INDUSTRIES HOLDINGS, INC.

Medicine Hat Nitrogen Complex

Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two world-scale ammonia plants that have a combined gross annual production capacity of approximately 1.3 million tons and a world-scale urea plant that has a gross annual production capacity of 810,000 tons. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of urea, providing flexibility to handle temporary disruptions of outbound shipments.

The Medicine Hat facility is owned by CFL. We own 49% of the voting common stock of CFL and 66% of CFL’s non-voting preferred stock. Westco owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We designate four members of CFL’s nine-member board of directors, Westco designates 3 members and GROWMARK and La Coop fédérée each designate one member. CFL is included in our consolidated financial statements.

We operate the Medicine Hat facility and purchase approximately 66% of the facility’s ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility’s ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility’s production, we are obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility’s production each year.

Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Westco annually based on the respective quantities of product purchased from CFL. The product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which we purchased more than 66% of Medicine Hat’s production. We and Westco currently manage CFL such that each party is responsible for its share of CFL’s fixed costs and that CFL’s production volume meets the parties’ combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

Nitrogen Fertilizer Raw Materials

Natural gas is the principal raw material, as well as the primary fuel source, used in the ammonia production process at both the Donaldsonville and the Medicine Hat facilities. In 2006, our natural gas purchases accounted for approximately 54% of our total cost of sales for nitrogen fertilizers and a substantially higher percentage of cash production costs (total production costs less depreciation and amortization). Donaldsonville is located in close proximity to the most heavily-traded natural gas pricing basis in North America, known as the Henry Hub. Medicine Hat is located in close proximity to the most heavily-traded natural gas pricing basis in Canada, known as AECO.

We use a combination of spot and term purchases of varied duration from a variety of suppliers to maintain a reliable, competitively-priced natural gas supply. In addition, we use certain financial instruments to hedge natural gas prices.

In 2006, the Donaldsonville nitrogen fertilizer complex consumed approximately 73 million MMBtus of natural gas. The facility has access to five natural gas pipelines which are owned by three companies and obtains gas from several suppliers. In 2006, the largest individual supplier provided approximately 40% of

CF INDUSTRIES HOLDINGS, INC.

the Donaldsonville facility’s total gas requirement. The Medicine Hat complex consumed approximately 41 million MMBtus of natural gas in 2006. The facility has access to two natural gas pipelines and obtains gas from numerous suppliers, the largest of which supplied approximately 46% of gas consumption in 2006.

Nitrogen Fertilizer Distribution

The Donaldsonville nitrogen fertilizer complex, which is located on the Mississippi River, includes a deep-water docking facility, access to an ammonia shipping pipeline, and truck and railroad loading capabilities. We ship our share of ammonia and urea produced at the Medicine Hat nitrogen fertilizer complex by truck and rail to customers in the United States and Canada and to our storage facilities in the northern United States.

Ammonia, urea and UAN from Donaldsonville can be loaded into river barges and ocean-going vessels for direct shipment to domestic customers, transport to storage facilities, or export. We own six ammonia river barges with a total capacity of approximately 16,400 tons. We contract on a dedicated basis for tug services and the operation of these barges. As of December 31, 2006, we had 16 UAN river barges contracted on a dedicated basis with a total capacity of approximately 48,000 tons. Additional ammonia and UAN barge capacity is contracted for as needed. River transportation for urea is provided primarily under an agreement with one of the major inland river system barge operators.

The Donaldsonville facility is connected to the Valero Ammonia Pipeline. This 2,000-mile long ammonia pipeline is used by several nitrogen producers to transport ammonia to over 20 terminals and shipping points located in the midwestern U.S. cornbelt. We are a major customer of this ammonia pipeline. In 2006, approximately 55% of our ammonia shipments from our Donaldsonville nitrogen fertilizer complex were transported via the ammonia pipeline.

We also transport substantial volumes of urea and UAN from the Donaldsonville nitrogen fertilizer complex and ammonia and urea from the Medicine Hat nitrogen fertilizer complex by rail. In addition to rail cars provided by the rail carriers, as of December 31, 2006, we had leases for approximately 500 ammonia tank cars, 1,000 UAN tank cars and 600 dry product hopper cars.

Phosphate Fertilizer Business

We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. Our historical sales of phosphate fertilizer products are shown in the table below.

	2006		2005		2004
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,676	$385.5	1,583	$343.8	1,549	$305.3
MAP	414	96.8	426	94.9	351	71.5
Total	2,090	$482.3	2,009	$438.7	1,900	$376.8

Gross margin for the phosphate fertilizer business was $48.7 million, $36.3 million and $22.3 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Total assets for the phosphate fertilizer business were $426.9 million, $408.9 million and $428.8 million as of December 31, 2006, 2005 and 2004, respectively.

Our phosphate fertilizer manufacturing operations are located in central Florida and consist of a phosphate fertilizer chemical complex in Plant City and a phosphate rock mine, a beneficiation plant and phosphate rock reserves in Hardee County. We own each of these facilities and properties.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes our phosphate fertilizer production volumes for the last three years and current production capacities for phosphate-related products.

				Normalized
	December 31,			Annual
	2006	2005	2004	Capacity
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,805	3,647	3,280	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,598	2,507	2,455	2,640 (1)
Phosphoric acid as P2O5(2)	1,009	978	967	1,000
DAP/MAP	2,023	1,945	1,933	2,040

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

The table below shows the estimated reserves, as of December 31, 2006, at the Hardee phosphate complex. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. Finally, the table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2006

	Recoverable Tons (2)
	(in millions)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
Permitted	55.2	64.61	29.57	2.38	0.78
Pending permit	32.8	64.35	29.45	2.40	0.80
Total	88.0	64.51	29.52	2.39	0.79

(1)                The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)                The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 95% of the reserves are proven.

Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist. Reserve estimates are periodically updated to reflect actual phosphate rock production, new drilling information and other geological or mining data.

CF INDUSTRIES HOLDINGS, INC.

Plant City Phosphate Complex

Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 9% of the total U.S. capacity. All of Plant City’s phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 12% of U.S. capacity for ammonium phosphate fertilizer products in 2006. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America with the only purchased raw materials being sulfur and ammonia.

Bartow Phosphate Complex

We own a complex in Bartow, Florida that was idled in 1983 except for operation of one sulfuric acid plant in 1996-99 and minor phosphate production runs in 1985 and 1988/89. In 2000, we decided to discontinue maintenance on the phosphate producing portions of the complex. Through 2003, we used the plant’s warehouse to provide us with additional storage and shipping capacity. In 2004, we discontinued use of the facility as a warehousing operation. Our current objective is to minimize the ongoing costs related to the facility, including our obligations with respect to closing the phosphogypsum stack and disposing of the site’s process water.

Phosphate Raw Materials

Phosphate Rock Supply.   Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex consumes in excess of three million tons of rock annually. As of December 31, 2006, our rock mine had approximately 16 years of fully-permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 33 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

Sulfur Supply.   Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three-quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 770,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2006, CF Martin Sulphur, our largest molten sulfur supplier since 2001, supplied approximately 61% of the molten sulfur used at Plant City. CF Martin Sulphur was created in November 2000 as a joint venture between Martin Resource Management and certain of its affiliates (Martin) and us. On July 15, 2005, we sold our interest in CF Martin Sulphur to Martin. Concurrent with the sale, we entered into a multi-year sulfur supply contract with CF Martin Sulphur.

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

CF INDUSTRIES HOLDINGS, INC.

ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

In the fourth quarter of 2005, The Mosaic Company and U.S. Agri-Chemicals completed the early termination of Mosaic’s existing phosphate rock supply agreement with U.S. Agri-Chemicals, and U.S. Agri-Chemicals ceased phosphate operations at its Florida phosphate facilities upon exhaustion of its remaining raw materials inventories. In 2005 and 2004, most of the ammonia sales from our Tampa terminal were to U.S. Agri-Chemicals. In 2005, we realized approximately $44.2 million of sales revenue on sales volumes of approximately 168,000 tons of ammonia to U.S. Agri-Chemicals.

Phosphate Distribution

We operate a phosphate warehouse located at a deep-water port facility in Tampa, Florida. A majority of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for sale in the export market or for transport across the Gulf of Mexico to the Mississippi River. In 2006, our Tampa warehouse handled approximately 1.3 million tons of phosphate fertilizers, or about 65% of our production for that year. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or sold and delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

We currently own or rent space at 48 in-market storage terminals and warehouses located in a 16-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately two million tons of fertilizer.

Our storage capabilities are summarized in the following table.

	Ammonia		UAN (1)		Dry Products (2)
		Capacity		Capacity		Capacity
	Number of	(tons in	Number of	(tons in	Number of	(tons in
	Facilities	thousands)	Facilities	thousands)	Facilities	thousands)
Plants	2	130	1	135	3	210
Tampa Port	1	38	—	—	1	75
		168		135		285
In-Market Locations
Owned	20	680	9	245	5	361
Leased(3)	—	—	11	142	3	38
Total in-market	20	680	20	387	8	399
Total Storage Capacity		848		522		684

(1)                Capacity is expressed as the equivalent volume of UAN measured on a 28% nitrogen content basis.

(2)                Our dry products include urea, DAP and MAP.

(3)                Our lease agreements are typically for periods of one to three years.

In addition to these facilities, we also own our corporate headquarters, which is currently located in Long Grove, Illinois. In the first quarter of 2007, we expect to relocate our corporate headquarters to a leased office facility located in Deerfield, Illinois. We are currently seeking a buyer for our facility in Long Grove, Illinois.

CF INDUSTRIES HOLDINGS, INC.

Customers

The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

The following table sets forth the sales to our major customers for the past three years.

	2006		2005		2004
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
Agriliance (1)	$490.2	25%	$555.9	29%	$481.8	29%
GROWMARK, Inc.	240.2	12%	255.2	14%	206.8	13%
ConAgra (2)	213.6	11%	146.1	8%	114.4	7%
Others	1,005.5	52%	951.2	49%	847.7	51%
Consolidated	$1,949.5	100%	$1,908.4	100%	$1,650.7	100%

(1)                Agriliance, LLC (Agriliance), a 50-50 joint venture between CHS Inc. (CHS) and Land O’Lakes, Inc.

(2)                ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc. (ConAgra).

Agriliance, GROWMARK, and ConAgra are significant customers of both the nitrogen and phosphate segments. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

GROWMARK and CHS are significant holders of our common stock. As of December 31, 2006, GROWMARK was the beneficial owner of approximately 9% of our outstanding common stock and CHS was the beneficial owner of approximately 3% of our outstanding common stock. In addition, William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are members of our board of directors. For additional information on related party transactions, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 30—Related Party Transactions.

In October 2006, we became a member of Phosphate Chemicals Export Association, Inc, (PhosChem). PhosChem was founded in 1974 in accordance with the provisions of the U.S. Webb-Pomerene Act and is the export marketing association for its members. PhosChem is the largest exporter of concentrated phosphate from North America and its member companies consist of: Mosaic Fertilizer, LLC, a subsidiary of The Mosaic Company; PCS Phosphate Company, Inc., an indirect, wholly-owned subsidiary of Potash Corporation of Saskatchewan, Inc.; and CF Holdings. Beginning in October 2006, PhosChem became our primary means of exporting phosphate products. Sales to PhosChem represented approximately 5% of our fourth quarter 2006 consolidated net sales.

Competition

Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

In the nitrogen fertilizer business, our primary North American-based competitors are Agrium, Koch Nitrogen and Terra Industries. There is also significant competition from product sourced from regions of the world with low natural gas costs. Because urea is a widely-traded fertilizer product and there are limited barriers to entry, competition from foreign-sourced product is particularly acute with respect to urea.

CF INDUSTRIES HOLDINGS, INC.

In the phosphate fertilizer business, our primary North American-based competitors are Agrium, Mosaic, Potash Corp. and Simplot. Historically, imports have not been a factor, as the United States is a large net exporter of phosphate fertilizers.

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

CF INDUSTRIES HOLDINGS, INC.

In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility’s compliance with RCRA, the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility’s reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility’s process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA. If the EPA’s position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system that does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility. The EPA has referred the matter to the Department of Justice for enforcement. For additional information, see Item 3. Legal Proceedings.

We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at ongoing operations. Our environmental, health and safety capital expenditures in 2006 were approximately $2.7 million. We estimate that we will spend between $5 million and $8 million annually in 2007 and 2008 for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. As a result we may be required to incur additional expenditures to comply with these laws and regulations, and they could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2006, the area permitted for mining at our Hardee phosphate complex had approximately 55 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current production rates, for approximately 16 years. We have secured the necessary permits to mine these reserves from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of

CF INDUSTRIES HOLDINGS, INC.

our reserves and have a material adverse effect on our business, financial condition and results of operations.

Likewise, our phosphogypsum stack system at Plant City has sufficient capacity to meet our requirements through 2014 at current operating rates and subject to regular renewals of our operating permits. We have secured the local development authorization to increase the capacity of this stack system. Based on this authorization, estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This time frame is approximately eight years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida’s regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. For additional information on the cash deposit arrangement, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,000 to $20,000 an acre, with an average of $6,000 an acre. For additional information on our Hardee asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. In accordance with those regulations, we closed the old phosphogypsum stack system at the Plant City phosphate fertilizer complex and are in the process of closing the phosphogypsum stack system at the Bartow phosphate complex.

At our Bartow phosphate complex, we estimate that we will spend approximately $4.5 million between 2007 and 2008 and another $10.3 million between 2016 and 2023 to complete closure of the phosphogypsum stack and cooling pond. Water treating expenditures at Bartow are expected to require about $2.4 million in 2007, $2.9 million in 2008 through 2013 and another $9.5 million in 2014 through 2056. Post-closure long-term care expenditures at Bartow are estimated to total $73.3 million for a sixty-seven year period commencing in 2007. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $10.1 million in 2023 and 2024, approximately $31.2 million during the years 2031 through 2037, and another $47.9 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are expected to approximate $5.9 million in 2018, $66.6 million in 2033 through 2037, and roughly $103.4 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $112.4 million for a fifty year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%. For additional information on our asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

CF INDUSTRIES HOLDINGS, INC.

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

Employees and Labor Relations

As of December 31, 2006, we had approximately 1,400 full-time and 100 part-time employees. Of these employees, 24 operators at one of our storage facilities are represented by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union or United Steel Workers.

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

Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 54% of the total cost of our nitrogen fertilizer sales in 2006 and a substantially higher percentage of cash production costs (total production costs less depreciation and amortization).

The market price for natural gas in North America is significantly higher than the price of natural gas in other major fertilizer-producing regions. For example, during 2006, natural gas prices in the United States (measured at the Henry Hub, near our Donaldsonville, Louisiana facility) averaged approximately $6.74 per MMBtu and in Canada (measured at AECO, near our joint venture’s Medicine Hat, Alberta facility) averaged approximately $5.76 per MMBtu. In comparison, during 2006, natural gas prices paid by fertilizer producers are estimated to have been approximately $1.25 per MMBtu in Russia and approximately $2.65 per MMBtu in the Republic of Trinidad and Tobago. Many of our competitors benefit from access to lower-priced natural gas through manufacturing facilities or interests in manufacturing facilities located in these regions or other regions with abundant supplies of natural gas.

The price of natural gas in North America is also highly volatile. During 2006, the median daily price at Henry Hub ranged from a low of $3.67 per MMBtu on October 2, 2006 to a high of $9.92 per MMBtu on January 4, 2006. During 2005, the median daily price at Henry Hub ranged from a low of $5.53 per MMBtu on January 4, 2005 to a high of $15.40 per MMBtu on December 14, 2005. The volatility of the price of natural gas in North America compounds our competitive disadvantage to some of our competitors, who, in addition to having access to lower-priced natural gas, may also benefit from fixed-price natural gas contracts.

As a result of global competition in the fertilizer industry, we may not be able to pass along to our customers in the form of higher product prices the higher operating costs we incur due to our dependence on North American natural gas. For example, due to the high cost of natural gas during the third and fourth quarters of 2005 and the first quarter of 2006, we curtailed production of fertilizers at our Donaldsonville complex because market prices of nitrogen fertilizer were below our cost of production. Unless differences between the prices for natural gas in North America and other fertilizer-producing regions are reduced, or we are able to reduce our dependence on North American natural gas, the relatively expensive and highly volatile cost of natural gas in North America could make it difficult for us to compete against producers from other parts of the world.

Our business is cyclical, which results in periods of industry oversupply during which our results of operations tend to be negatively impacted.

Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by population growth, changes in dietary habits, non-food

CF INDUSTRIES HOLDINGS, INC.

usage of crops, and planted acreage and application rates, among other things. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.

Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production, causing supply to exceed demand and prices and capacity utilization to decline. In particular, new ammonia and urea capacity is expected to be added abroad in low-cost regions. Future growth in demand for fertilizer may not be sufficient to alleviate any existing or future conditions of excess industry capacity.

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

China is the world’s largest producer and consumer of fertilizers and has been, and is expected to continue, expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

We may face increased competition from Russian and Ukrainian urea, which is currently subject to antidumping duty orders that impose significant duties on urea imported into the United States from these two countries. The antidumping orders have been in place since 1987, and there has been almost no urea imported into the United States from Russia or Ukraine since that time. Russia and Ukraine currently have considerable capacity to produce urea and are the world’s largest urea exporters. Producers in both countries benefit from natural gas prices that are determined by their governments and which are well below the commercial value of natural gas in other regions of the world, encouraging urea production and potential export activity. Following a review by the U.S. Department of Commerce and the U.S. International Trade Commission, the antidumping orders were extended for an additional five-year period in November 2005. The decision to extend the orders has been appealed by the Russian producers. For a number of reasons, including available capacity, the attractiveness of the U.S. market and barriers to urea imports in other key consuming markets, we expect that if the decision to extend the orders is reversed,

CF INDUSTRIES HOLDINGS, INC.

imports of Russian and Ukrainian urea into the United States are likely to increase significantly, causing our sales and margins to suffer.

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

State and federal governmental policies, including farm and ethanol subsidies and commodity support programs, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

We have a history of losses and may incur losses in the future, which could materially and adversely affect the market price of our common stock.

We incurred net losses in six out of the last eight years; 1999 through 2003, and 2005. In future periods, we may not be able to sustain or increase profitability on a consistent quarterly or annual basis. Failure to maintain consistent profitability may materially and adversely affect the market price of our common stock.

Adverse weather conditions may decrease demand for our fertilizer products.

Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell. Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which lowers the income of growers and could impair their ability to purchase fertilizer from our customers.

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

CF INDUSTRIES HOLDINGS, INC.

product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

Our customer base is concentrated, with certain large customers accounting for a substantial portion of our sales.

During 2006, three customers, Agriliance, LLC, a 50-50 joint venture between Land O’Lakes, Inc. and CHS, Inc., GROWMARK, Inc., and ConAgra International Fertilizer Company made combined fertilizer purchases of approximately $944.0 million from us, representing approximately 48% of our total net sales. Because we depend on these customers for a significant portion of our sales, we may have less flexibility than some of our competitors to diversify our customer base and seek more profitable direct sales to customers of our significant customers. Any substantial change in purchasing decisions by any or all of these customers, whether due to actions by our competitors, our actions in expanding the direct sale of fertilizers to the customers of our significant customers or otherwise, could have a material adverse effect on our business.

A reduction in the use of the forward pricing program by our customers or an increase in the use of product purchases to support the program could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

In mid-2003, we instituted a forward pricing program. Through our forward pricing program, we offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we effectively fix the cost of natural gas, the largest and most volatile component of our supply cost. As a result of fixing the selling prices of our products under our forward pricing program, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Under our forward pricing program, customers generally pay a significant portion of the contract’s sales value in advance of shipment, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with the forward pricing program are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As of December 31, 2006, our current liability for customer advances related to unshipped orders under this program equaled approximately 32% of our cash, cash equivalents and short-term investments.

We believe the forward pricing program is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices. For example, in the fourth quarter of 2005, a period during which prices for nitrogen fertilizer products reached record high levels, our orders under the forward pricing program declined significantly as our customers and their customers preferred to defer purchases of fertilizer products rather than commit to purchasing products at such high prices. Sales under the forward pricing program were lower during 2006, a period of relatively high fertilizer prices, compared to 2005, with forward sales of nitrogen fertilizer products declining from approximately 70% of our nitrogen fertilizer volume during 2005 to approximately 44% in 2006.

The forward pricing program is also less effective at reducing our exposure to fluctuations in our profit margins in circumstances where we intend to purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. For example, due to the high cost of natural gas in North America during the third and fourth quarters of 2005, we decided to curtail production at our facilities and increase our purchases of fertilizer products originating from off-shore,

CF INDUSTRIES HOLDINGS, INC.

lower cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a forward basis or match purchased quantities with specific order quantities, we may not be able to fix our profit margins effectively on fertilizer products that we buy for resale under our forward pricing program. One method we use to reduce our margin exposure on sales of purchased products under our forward pricing program is to purchase the required fertilizer products in advance of the specified delivery date. In such circumstances, however, we may be required to buy and store the product sooner and in greater quantities than if produced, thereby reducing the liquidity benefits otherwise associated with the forward pricing program.

Any significant increase in our purchases of fertilizer products for resale to our customers or any reduction in the use of the forward pricing program by our customers due to changing conditions in the fertilizer market or otherwise could increase our exposure to fluctuating profit margins and materially adversely affect our operating results, liquidity and financial condition.

Our operations involve significant risks and hazards against which we may not be fully insured.

Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and they may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. For example, over the course of the past few years, we have been involved in numerous property damage and personal injury lawsuits arising out of a hydrogen explosion at our Donaldsonville nitrogen fertilizer complex in 2000, in which three people died and several others were injured. We were also involved in personal injury lawsuits arising out of a train derailment near Minot, North Dakota in 2002 that ruptured five tank cars, causing the formation of an ammonia cloud over the area, in which one person died and numerous others were injured.

Our exposure to these types of risks is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on our nitrogen fertilizer complex in Donaldsonville, Louisiana and our joint venture’s nitrogen fertilizer complex in Medicine Hat, Alberta. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. Any suspension of operations at any of these key facilities could adversely affect our ability to produce our products and could have a material adverse effect on our business. In addition, all of these facilities, other than the complex in Medicine Hat, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf region.

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

CF INDUSTRIES HOLDINGS, INC.

We rely on third party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars from rail car owners in order to ship raw materials and finished products. These transportation operations, equipment, and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards.

These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to terrorism, the potential use of fertilizers as explosives or accidents, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products. In addition, new regulations could be implemented affecting the equipment used to ship our raw materials or finished products.

If we are delayed or unable to ship our finished products or obtain raw materials as a result of these transportation companies’ failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected.

Expansion of our business may result in unanticipated adverse consequences and may be hindered by the significant resources that would be required for any such expansion.

In the future, we may seek to expand our business by investing in new or existing facilities, making acquisitions or entering into partnerships and joint ventures. Acquisitions, partnerships, joint ventures or investments may require significant managerial attention, which may be diverted from our other activities and may impair the operation of our businesses.

International acquisitions, partnerships, or joint ventures or the international expansion of our business could involve additional risks and uncertainties, including:

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

CF INDUSTRIES HOLDINGS, INC.

•       loss of key personnel of the acquired business or facility;

•       exposure to unanticipated liabilities; and

•       difficulties in realizing efficiencies, synergies and cost savings.

These risks of unanticipated adverse consequences from any expansion of our business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that we may have to commit to any such expansion. We also face increased exposure to risks related to acquisitions and international operations because our experience with acquisitions and international operations is limited. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures or other investments.

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

CF INDUSTRIES HOLDINGS, INC.

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

In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida’s regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2006, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 55 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 16 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

Likewise, our phosphogypsum stack system at Plant City has sufficient capacity to meet our requirements through 2014 at current operating rates and is subject to regular renewals of our operating permits. We have secured the local development authorization to increase the capacity of this stack system. Based on this authorization, estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This time frame is approximately eight years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

CF INDUSTRIES HOLDINGS, INC.

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

The loss of key members of our management and professional staff may adversely affect our business.

We believe our continued success depends on the collective abilities and efforts of our senior management and professional staff. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our results of operations could be materially and adversely affected.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among others:

•       the relatively expensive and volatile cost of North American natural gas;

•       the cyclical nature of our business;

•       the nature of our products as global commodities;

•       intense global competition in the consolidating markets in which we operate;

•       conditions in the U.S. agricultural industry;

•       our history of losses;

•       weather conditions;

•       our inability to accurately predict seasonal demand for our products;

•       the concentration of our sales with certain large customers;

•       the impact of changing market conditions on our forward pricing program;

•       the significant risks and hazards against which we may not be fully insured;

•       reliance on third party transportation providers;

•       unanticipated consequences related to future expansion of our business;

•       our inability to expand our business, including the significant resources that could be required;

•       potential liabilities and expenditures related to environmental and health and safety laws and regulations;

•       our inability to obtain or maintain required permits and governmental approvals;

•       acts of terrorism;

•       difficulties in securing the raw materials we use;

•       changes in global fertilizer supply and demand; and

•       loss of key members of management and professional staff.

CF INDUSTRIES HOLDINGS, INC.

Item 1B.       Unresolved Staff Comments.

None.

Item 2.                Properties.

Information regarding our facilities and properties is included in Part I, Item 1. Business—Operating Segments and Part I, Item 1. Business—Storage Facilities and Other Properties.

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

CF INDUSTRIES HOLDINGS, INC.

be required to cease operation of the water recirculating system if it is determined that it does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the United States Department of Justice (DOJ) for enforcement. The Company has entered into discussions with the DOJ that have included not only the issues identified in the NOV but other operational practices of the Company and its competitors. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. The EPA’s sampling results appear to be consistent with the Company’s results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has evaluated and is remediating the impacts resulting from its historic activities, the DOJ and the EPA have indicated that they will be seeking additional environmental investigation at the facilities subject to the enforcement initiative, including Plant City. In addition, we understand that the EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

Item 4.                Submission of Matters to a Vote of Security Holders.

None.

CF INDUSTRIES HOLDINGS, INC.

Part II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common shares of CF Industries Holdings, Inc. began trading on the New York Stock Exchange, Inc. (NYSE) under the symbol “CF” on August 11, 2005. Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices		Dividends
2006	High	Low	per Share
First Quarter	$19.19	$15.10	$0.02
Second Quarter	18.75	13.22	0.02
Third Quarter	17.32	12.91	0.02
Fourth Quarter	26.60	17.20	0.02

	Sales Prices		Dividends
2005	High	Low	per Share
Third Quarter (1)	$18.00	$14.48	$—
Fourth Quarter	15.99	11.19	0.02

(1)                From August 11, 2005 through September 30, 2006.

As of February 8, 2007, there were approximately 3,594 stockholders of record.

We expect to pay quarterly cash dividends on our common stock at an annual rate of at least $0.08 per share for the foreseeable future. The declaration and payment of dividends to holders of our common stock is at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our board of directors deems relevant. Our ability to pay dividends on our common stock is limited under the terms of our senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement. For additional information about our senior secured credit facility, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 21—Long-Term Debt, Credit Agreement and Notes Payable.

Item 6.                Selected Financial Data.

The following selected historical financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The following selected historical financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our consolidated financial statements, which are not included in this Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

The selected historical financial data should be read in conjunction with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$1,949.5	$1,908.4	$1,650.7	$1,369.9	$1,014.1
Cost of sales	1,802.3	1,699.2	1,434.6	1,335.5	986.3
Gross margin	147.2	209.2	216.1	34.4	27.8
Selling, general and administrative	54.5	57.0	41.8	38.4	37.3
Other operating—net	21.4	14.1	25.1	1.6	9.3
Operating earnings (loss)	71.3	138.1	149.2	(5.6)	(18.8)
Interest expense (income)—net	(9.6)	(0.6)	16.8	21.6	21.4
Loss on extinguishment of debt	—	28.3	—	—	—
Minority interest	28.8	17.8	23.1	6.0	6.4
Impairment of investments in unconsolidated subsidiaries (1)	—	—	1.1	—	—
Other non-operating—net	(0.9)	0.1	(0.8)	(0.6)	(0.2)
Earnings (loss) before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	53.0	92.5	109.0	(32.6)	(46.4)
Income tax provision (benefit) (2)	19.7	128.7	41.4	(12.6)	(16.6)
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	—	0.1	1.6	1.7
Cumulative effect of a change in accounting principle—net of taxes (3)	—	(2.8)	—	—	—
Net earnings (loss)	$33.3	$(39.0)	$67.7	$(18.4)	$(28.1)
Cash dividends declared per common share	$0.08	$0.02

August 17, 2005
through
December 31, 2005
(in millions, except per share amounts)
Post-Initial Public Offering (IPO) Information
Net Loss and Loss Per Share:
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)
Post-IPO net loss	$(112.3)
Basic and diluted weighted average common shares outstanding	55.0
Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)
Post-IPO net loss	$(2.04)

CF INDUSTRIES HOLDINGS, INC.

	Years ended December 31,
	Actual	Pro forma (4)
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Share and per share data:
Basic weighted average common shares outstanding	55.0	55.0	55.0	55.0	55.0
Diluted weighted average common shares outstanding	55.1	55.0	55.0	55.0	55.0
Basic and diluted net earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$0.60	$(0.66)	$1.23	$(0.33)	$(0.51)
Cumulative effect of a change in accounting principle—net of taxes	—	(0.05)	—	—	—
Net earnings (loss)	$0.60	$(0.71)	$1.23	$(0.33)	$(0.51)

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$94.6	$97.5	$108.6	$105.0	$108.5
Capital expenditures—net	59.3	69.4	33.7	28.7	26.3

	December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$25.4	$37.4	$50.0	$77.2	$56.5
Short-term investments (5)	300.2	179.3	369.3	91.7	38.4
Total assets	1,290.4	1,228.1	1,556.7	1,415.6	1,321.7
Customer advances	102.7	131.6	211.5	166.0	40.0
Total debt	4.2	4.2	258.8	293.5	326.2
Stockholders’ equity	767.0	755.9	787.3	733.5	740.9

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

(3)                The cumulative effect of a change in accounting principle in 2005 represents the adoption of FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations.

(4)                Represents the pro forma basic and diluted net earnings (loss) per share calculations as if the weighted average number of shares issued in the initial public offering were outstanding as of the beginning of the earliest period presented. See Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further information regarding pro forma net earnings (loss) per share.

(5)                Short-term investments include available-for-sale auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to “CF Holdings,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to “our pre-IPO owners” refer to the eight stockholders of CF Industries, Inc. prior to the completion of our initial public offering and reorganization transaction on August 16, 2005.

Overview

Our Company

We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate fertilizer business are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. For the twelve months ended June 30, 2005, the most recent period for which such information is available, we supplied approximately 24% of the nitrogen and approximately 12% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

Our principal assets include:

•       the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

•       a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta, through Canadian Fertilizers Limited, or CFL, a consolidated variable interest entity);

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

CF INDUSTRIES HOLDINGS, INC.

In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. Under the new business model, we began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2006, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 46% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

CF Holdings was formed as a Delaware corporation in April 2005 to hold the existing businesses of CF Industries, Inc. In August of 2005, we completed our initial public offering of common stock.

Executive Summary

•       We reported net earnings of $33.3 million in 2006 compared to a net loss of $39.0 million in 2005. Our results for 2006 included a net $30.7 million pre-tax mark-to-market loss on natural gas derivatives and a pre-tax charge of $21.6 million for adjustments to our asset retirement obligations (AROs) and demolition costs primarily related to our closed Bartow, Florida complex. The net loss of $39.0 million in 2005 included a $99.9 million charge to the income tax provision to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a net $9.3 million pre-tax mark-to-market loss on natural gas derivatives and a $12.8 million pre-tax charge to AROs primarily related to our Bartow, Florida complex.

•       Our gross margin decreased $62.0 million to $147.2 million in 2006 compared to $209.2 million in 2005. The decline in gross margin resulted primarily from unfavorable variances related to natural gas costs and higher phosphate raw material costs, partially offset by higher average selling prices for ammonia as well as higher average phosphate fertilizer selling prices.

•       Our net sales were $1.9 billion for both 2006 and 2005. Higher average selling prices for ammonia and phosphate fertilizers in 2006 were offset by lower nitrogen fertilizer sales volumes. Our total sales volume of 8.4 million tons for 2006 approximated the volume of tons sold in 2005.

•       We paid cash dividends of $4.4 million in 2006.

The following significant items affected the comparability of our reported results for 2006 and our financial position as of December 31, 2006:

On August 16, 2005, we completed our IPO of common stock. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from our IPO. In connection with our IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock.

In connection with our IPO, we also recorded a charge to the income tax provision of $99.9 million to reduce to zero what remained of the gross deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards as of August 16, 2005 (CF Industries, Inc.’s last day as a cooperative). Those net operating loss carryforwards were generated from business conducted with CF Industries, Inc.’s pre-IPO owners while CF Industries, Inc. was a cooperative. In connection with our IPO, we entered into an NOL agreement with the pre-IPO owners of CF Industries, Inc. which provides that in the event that it is finally determined by the applicable taxing jurisdictions that CF Industries, Inc.’s pre-IPO NOLs can be utilized,

CF INDUSTRIES HOLDINGS, INC.

we will pay the pre-IPO owners an amount equal to the federal and state income taxes saved by the utilization of the pre-IPO NOLs. See Notes 12 and 30 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, for further discussion of the NOL agreement.

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

In connection with these transactions, we incurred a net $17.1 million charge (after taxes) related to the prepayment penalties associated with the repayment of our long term debt ($16.0 million) and termination of a long-term incentive plan ($1.1 million) upon completion of our IPO. We also incurred a non-cash charge of $1.1 million (after taxes) related to the write-off of unamortized financing fees related to our previous senior secured revolving credit facility and long term debt.

Also, in connection with our IPO, our board of directors adopted a plan under which we grant stock-based awards to our officers, employees and non-employee directors. In both 2006 and 2005 (in connection with the IPO), stock—based awards were granted under this plan. In the third quarter of 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R—Share-Based Payment which requires us to recognize in our consolidated statement of operations the grant date fair value of all stock-based awards. As a result, the total stock-based compensation cost recognized for 2006 and 2005 was $8.1 million and $3.7 million, respectively. Most of the stock-based compensation cost was recorded as selling, general and administrative expenses. We did not have stock-based awards prior to our initial public offering. See the “Critical Accounting Policies and Estimates” section later in this discussion and analysis for additional information on stock-based compensation.

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

In the fourth quarter of 2005, we ceased classifying natural gas derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, realized and unrealized gains or losses related to our derivatives are now recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. During 2006, we recognized a net $30.7 million pre-tax mark-to-market loss on natural gas derivatives in cost of sales compared to a net $9.3 million pre-tax mark-to-market loss in 2005. Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities have not changed, in that derivatives are still being used to lock in a substantial portion of our margin on forward pricing program (FPP) sales. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP. See Note 24 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of derivative financial instruments.

CF INDUSTRIES HOLDINGS, INC.

We implemented Financial Accounting Standards Board (FASB) Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (FIN No. 47) in the fourth quarter of 2005. This interpretation of SFAS No. 143—Accounting for Asset Retirement Obligations requires us to recognize a liability for asset retirement obligations (AROs) associated with our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. We identified conditional AROs for costs associated with the cessation of operations at our facilities. Consequently, we recognized an increase in ARO liabilities of $4.6 million, and an increase in deferred tax assets of $1.8 million resulting in a cumulative effect of a change in accounting principle of $2.8 million that decreased net earnings. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of asset retirement obligations.

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

Natural Gas Prices

Natural gas is the most significant raw material required in the production of nitrogen fertilizers. For example, in 2006, our natural gas purchases accounted for approximately 54% of our total cost of sales for nitrogen fertilizers. North American natural gas prices have increased substantially and, since 1999, have become significantly more volatile. In 2005, North American natural gas prices reached unprecedented levels due to the impact Hurricane Katrina and Hurricane Rita had on an already tight natural gas market. By the end of the first quarter of 2006, natural gas prices moderated, returning to pre-hurricane levels. Our competitive position, on a worldwide basis, has been negatively impacted by the higher price of North American natural gas relative to the gas prices available to fertilizer producers in other regions of the world.

Farmers’ Economics

The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like their current liquidity, soil conditions, weather patterns and the types of crops planted. Fertilizer demand is expected to increase in the future in response to increased corn acreage required to support the growing ethanol industry.

CF INDUSTRIES HOLDINGS, INC.

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

The domestic phosphate fertilizer industry is tied to the global market through its position as the world’s largest exporter of DAP/MAP. Historically, China has been a major source of demand for the U.S. phosphate fertilizer industry. China’s reliance on imported phosphate fertilizers has decreased over the last three years as a matter of Chinese government policy to achieve self sufficiency in these products. However, growth in demand in other international markets, including Latin America, India and Pakistan, has partially offset declining imports by China.

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

In mid-2003, we instituted a margin risk management approach utilizing our forward pricing program (FPP), which allows us to manage some of the risks created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. In the third quarter of 2005 and the first quarter of 2006, due to the increased volatility of natural gas prices, we fulfilled a significant amount of FPP orders with a combination of inventory on hand and product purchases rather than with manufactured product. See “—Forward Pricing Program.” As a result of fixing the selling prices of our products under our FPP, often

CF INDUSTRIES HOLDINGS, INC.

months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses mainly consist of salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes, insurance and professional service fees. Our selling, general and administrative expenses have increased as a result of the consummation of our IPO. These expenses include additional legal and corporate governance expenses, stock-based awards, salary and payroll-related costs for additional accounting staff, director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage.

Other Operating—Net.   Other operating—net includes the costs associated with our closed Bartow phosphate facility and other costs that do not relate directly to our central operations. Bartow facility costs include provisions for phosphogypsum stack and cooling pond closure costs, water treatment costs and costs associated with the cessation of operations. The term “other costs” refers to amounts recorded for environmental remediation for other areas of our business, litigation expenses, gains and losses on the sale of fixed assets and impairment charges for goodwill.

Interest Expense.   Our interest expense includes the interest on our long-term debt and notes payable, annual fees on our senior secured revolving credit facility and amortization of the related fees required to execute financing agreements.

Interest Income.   Our interest income represents amounts earned on our cash and cash equivalents and short-term investments.

Minority Interest.   Amounts reported as minority interest represent the 34% minority interest in the net operating results of CFL, our consolidated Canadian joint venture. We own 49% of the voting common stock of CFL and 66% of CFL’s non-voting preferred stock. Two of our pre-IPO owners own 17% of CFL’s voting common stock, including GROWMARK which owns 9%. The remaining 34% of the voting common stock and non-voting preferred stock of CFL is held by Westco. We designate four members of CFL’s nine-member board of directors, which also has one member designated by each of our two pre-IPO owners that own an interest in CFL and three members designated by Westco.

We operate the Medicine Hat facility and purchase approximately 66% of the facility’s ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility’s ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility’s production, we are obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility’s production each year.

Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Westco annually based on the respective quantities of product purchased from CFL. The distributions to Westco are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which we purchased more than 66% of Medicine Hat’s production. We and Westco currently manage CFL such that each party is responsible for its share of CFL’s fixed costs and that CFL ‘s production volume meets the parties’ combined requirements. The management agreement, the product

CF INDUSTRIES HOLDINGS, INC.

purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

Impairment of Investments in Unconsolidated Subsidiaries.   Impairment of investments in unconsolidated subsidiaries represents the write-down of the carrying value of our investments in our joint ventures.

Income Taxes.   Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.’s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.’s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.’s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.’s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CF Industries, Inc. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

On May 13, 2005, the Canadian Income Tax Act was amended to disallow the deduction of certain patronage distributions paid after March 22, 2004 to non-arms-length persons. In the settlement of CFL’s audit for the tax years 1997 through 2000, the Canada Revenue Agency (CRA) agreed that CFL has operated at arms-length with CF Industries with respect to the deductibility of patronage payments to CF Industries for the 2004 taxation year, and the Company believes it has continued to operate on an arms-length basis.

Although CFL is not currently under audit by the Canadian tax authorities, CFL received a preliminary inquiry from the CRA in 2005, which questioned whether CFL’s past patronage distributions had met the requirements for full deductibility under Canadian income tax law. While CFL believes its distributions complied with applicable law, CFL could be subject to material Canadian income tax liabilities if its distributions were determined to fail to meet the requirements for deductibility under Canadian tax law.

Equity in Earnings of Unconsolidated Subsidiaries—Net of Taxes.   Equity in earnings of unconsolidated subsidiaries—net of taxes represents our share of the net earnings of the joint ventures in which we have an ownership interest.

CF INDUSTRIES HOLDINGS, INC.

Results of Operations

The following tables present our consolidated results of operations:

	Years ended December 31,
	2006	2005	2004	2006 v. 2005	2005 v. 2004
	(in millions, except per share amounts)
Net sales	$1,949.5	$1,908.4	$1,650.7	$41.1	$257.7
Cost of sales	1,802.3	1,699.2	1,434.6	103.1	264.6
Gross margin	147.2	209.2	216.1	(62.0)	(6.9)
Selling, general and administrative	54.5	57.0	41.8	(2.5)	15.2
Other operating—net	21.4	14.1	25.1	7.3	(11.0)
Operating earnings	71.3	138.1	149.2	(66.8)	(11.1)
Interest expense	2.9	14.0	22.7	(11.1)	(8.7)
Interest income	(12.5)	(14.6)	(5.9)	2.1	(8.7)
Loss on extinguishment of debt	—	28.3	—	(28.3)	28.3
Minority interest	28.8	17.8	23.1	11.0	(5.3)
Impairment of investments in unconsolidated subsidiaries	—	—	1.1	—	(1.1)
Other non-operating—net	(0.9)	0.1	(0.8)	(1.0)	0.9
Earnings before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	53.0	92.5	109.0	(39.5)	(16.5)
Income tax provision	19.7	128.7	41.4	(109.0)	87.3
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	—	0.1	—	(0.1)
Earnings (loss) before cumulative effect of a change in accounting principle	33.3	(36.2)	67.7	69.5	(103.9)
Cumulative effect of a change in accounting principle—net of taxes	—	(2.8)	—	2.8	(2.8)
Net earnings (loss)	$33.3	$(39.0)	$67.7	$72.3	$(106.7)

	Actual	Pro forma (1)
Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$0.60	$(0.66)	$1.23	$1.26	$(1.89)
Cumulative effect of a change in accounting principle—net of taxes	—	(0.05)	—	0.05	(0.05)
Basic and diluted net earnings (loss) per share	$0.60	$(0.71)	$1.23	$1.31	$(1.94)
Basic weighted average common shares outstanding	55.0	55.0	55.0
Diluted weighted average common shares outstanding	55.1	55.0	55.0

(1)                Represents the pro forma basic and diluted net earnings (loss) per share calculations as if the weighted average number of common shares issued in the initial public offering were outstanding as of the beginning of the earliest period presented. See Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further information regarding pro forma net earnings (loss) per share.

CF INDUSTRIES HOLDINGS, INC.

2005 Post-Initial Public Offering (IPO) Information

August 17, 2005
through
December 31, 2005
(in millions, except per share amounts)
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)
Net loss	$(112.3)
Basic and diluted weighted average common shares outstanding	55.0
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)
Basic and diluted net loss per share	$(2.04)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Operating Results

In 2006, the domestic nitrogen fertilizer industry was characterized by adverse conditions early in the year remaining from the 2005 hurricane effects, more moderate conditions through the fall and strength late in the year fueled by lower natural gas prices, a tight international market and expectations of a strong planting season in the spring of 2007. The first half of 2006 was unfavorably impacted by high natural gas prices during the first quarter of the year and reduced demand during the spring planting season. Results during 2006 for our phosphate fertilizer business were affected positively by increased domestic demand and relatively balanced international supply/demand conditions. Our total gross margin decreased by approximately $62.0 million, or 30%, to $147.2 million for 2006 compared to a gross margin of $209.2 million for 2005. The net earnings of $33.3 million for 2006 included a pre-tax charge of $30.7 million for unrealized mark-to-market losses on natural gas derivatives and a pre-tax charge of $21.6 million for adjustments to AROs and demolition costs primarily related to our closed Bartow, Florida complex. The net loss of $39.0 million for 2005 included a $99.9 million charge to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.’s net operating loss carryforwards generated during pre-IPO operations, a $28.3 million loss on the extinguishment of debt, a gain of approximately $14.0 million associated with the early termination of certain natural gas hedge positions, a pre-tax charge of $9.3 million for unrealized mark-to-market losses on natural gas derivatives, a pre-tax charge of $12.8 million for upward adjustments to AROs primarily related to our closed Bartow, Florida complex and a $6.1 million tax benefit from a refund of Canadian income taxes.

Net Sales

Our net sales were $1.9 billion for both 2006 and 2005. Higher average selling prices for ammonia and phosphate fertilizers in 2006 were offset by lower nitrogen fertilizer sales volumes. Our total sales volume of 8.4 million tons for 2006 approximated the volume sold in 2005. Nitrogen fertilizer sales volume decreased 119,000 tons, or 2%, to 6.3 million tons for 2006 compared to 6.4 million tons in 2005, due primarily to the cessation of production by U.S. Agri-Chemicals to whom we had sold ammonia previously. Our total level of phosphate fertilizer sales of 2.1 million tons for 2006 approximated the amount sold in 2005. Nitrogen and phosphate fertilizer prices for 2006 averaged 2% and 6% higher, respectively, than the prices for similar products in 2005.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $217 per ton for 2006 compared to $202 per ton in 2005, an increase of 7%, primarily due to higher natural gas costs and higher purchased product costs.

CF INDUSTRIES HOLDINGS, INC.

Phosphate fertilizer cost of sales averaged $207 per ton for 2006 compared to $200 per ton in the prior year, an increase of 4%, mainly due to higher ammonia and sulfur costs.

During 2006, we sold approximately 3.0 million tons of fertilizer under our FPP, representing approximately 36% of our total fertilizer sales volume for the period. In 2005, we sold approximately 5.2 million tons of fertilizer under this program, representing approximately 62% of our total fertilizer sales volume for the period. The lower level of FPP sales volumes in 2006 reflected the hesitancy of our customers during the last half of 2005 and the first half of 2006 to make commitments during the uncertain fertilizer pricing environment prevalent during those periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $54.5 million in 2006 compared to $57.0 million in 2005. The year-over-year decrease in expense for 2006 resulted largely from the absence of expenses related to our August 2005 IPO, including expenses associated with the termination of a long-term incentive plan upon completion of our IPO. This decrease was partially offset by additional stock-based compensation expense and additional administrative expenses associated with being a publicly held company, both incurred in 2006.

Other Operating—Net

Other operating—net increased to $21.4 million in 2006 from $14.1 million in 2005. On an annual basis, we review all aspects of the closed Bartow complex with respect to asset retirement obligations (AROs) and other plant site closure related activities. As a result of our 2006 review, we have revised our estimates for water treatment and phosphogypsum stack system closure costs, as well as costs to close the Bartow plant site. Additional costs are expected to be incurred to treat water, mainly in 2007 and 2008, to accommodate closure of the cooling pond. Phosphogypsum stack system closure costs associated with the cooling channel are expected to increase due to additional closure work and higher costs for previously identified activities. We also expect to incur additional costs related to site closure activities, including closure of wastewater treatment systems as well as storm water management. Consequently, we recorded a charge of $14.9 million, primarily in the fourth quarter of 2006, to reflect these revised estimates. We also recorded a $3.3 million charge, again primarily in the fourth quarter of 2006, for additional planned demolition activities at Bartow. In 2005, $11.1 million of adjustments to Bartow phosphogypsum stack asset retirement costs were recorded as a result of revised engineering estimates prepared in connection with the preparation of a revised closure plan for the Plant City phosphogypsum stack and cooling pond system. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Interest—Net

Net interest income increased to $9.6 million in 2006 from $0.6 million in 2005. Interest expense decreased 79% to $2.9 million in 2006 from $14.0 million in 2005, due to the full repayment of our term notes, out of our cash and short-term investments, in the third quarter of 2005. This decrease was partially offset by $1.0 million of interest expense in the second quarter of 2006 related to a Canadian tax matter. Interest income decreased to $12.5 million in 2006 from $14.6 million in 2005 as higher average rates of return were more than offset by lower average balances of invested cash.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in 2006 was due to improved 2006 CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

Our income tax provision for 2006 was $19.7 million, or an effective tax rate of 37.2%. This compared with a tax provision of $128.7 million on pre-tax earnings for 2005. For 2005, the income tax provision of $128.7 million included the following items: income tax expense of $35.4 million on earnings before income taxes; a charge of $99.9 million to establish a valuation allowance, as previously discussed; a tax benefit of $0.5 million for adjustments to prior years’ tax returns; and a tax benefit related to a Canadian income tax refund of $6.1 million. Our effective tax rate (exclusive of the $99.9 million non-cash charge and the $6.1 million refund of Canadian income taxes) was 37.7%. The decrease in the effective tax rate on earnings before income taxes results principally from lower state income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

In 2005, the domestic nitrogen fertilizer industry, which benefited from tight global supply conditions through most of the year, was adversely impacted by rising natural gas prices in the third and fourth quarters of the year. The domestic phosphate fertilizer industry continued to show improvement due primarily to strong export demand earlier in 2005 and a tighter domestic supply/demand balance in the second half of the year due to hurricane-related production curtailments. Our total gross margin decreased by approximately $6.9 million, or 3%, to $209.2 million in 2005 from $216.1 million in 2004 due largely to deteriorating nitrogen fertilizer market conditions in the latter part of the year, partially offset by increased selling prices for phosphate fertilizers. The net loss of $39.0 million in 2005 included a $99.9 million charge to record a valuation allowance against the deferred tax asset related to our net operating loss carryforwards generated during our pre-IPO operations as a cooperative, a $6.1 million refund of Canadian income taxes, the cumulative effect of a change in accounting principle related to our accounting for conditional asset retirement obligations that reduced net earnings by $2.8 million, a $28.3 million loss on the early extinguishment of debt, a gain of approximately $14.0 million on our derivatives due to the early termination of hedge positions recognized in the third quarter, an increase of $11.1 million in Bartow phosphogypsum stack asset retirement obligations related to revised engineering cost estimates, and $9.3 million of unrealized mark-to-market losses on natural gas derivatives.

Net Sales

Our net sales increased 16% to $1.9 billion in 2005 compared to $1.7 billion in 2004, due to higher average selling prices and an increase in phosphate fertilizer sales volumes, partially offset by a decrease in nitrogen fertilizer sales volumes. Nitrogen fertilizer prices in 2005 averaged 19% higher than the prices for similar products in the comparable period of 2004 reflecting strong demand and tight supply. Phosphate fertilizer prices in 2005 were 10% higher than corresponding prices in 2004, resulting primarily from strong international demand during the first half of the year and tight domestic supply during the second half of 2005. Our total annual sales volume was 8.4 million tons in 2005 compared to 8.5 million tons in 2004, as a 109,000 ton increase in the volume of phosphate fertilizers sold in 2005 was more than offset by a 174,000 ton decrease in nitrogen fertilizer sales volume.

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

CF INDUSTRIES HOLDINGS, INC.

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

Other Operating—Net

Other operating—net decreased to $14.1 million in 2005 from $25.1 million in 2004. The $11.0 million decrease was due primarily to a $4.6 million decrease in costs related to the Bartow facility in 2005 compared to 2004, $2.2 million of gains realized in 2005 on the sales of a previously idled distribution terminal and excess land at our Bartow complex, and a $3.4 million provision recorded in 2004 for environmental remediation requirements at our Ahoskie, North Carolina nitrogen facility, which has been closed for 23 years. An $11.8 million charge was recorded in the fourth quarter of 2004 for future expenditures to treat water at Bartow and other Bartow environmental remediation requirements. Prior to that time, Bartow water treatment costs were expensed as incurred. A decrease in recurring Bartow water treatment expense in 2005 was partially offset by $11.1 million of adjustments to Bartow phosphogypsum stack asset retirement obligations as a result of revised engineering cost estimates. The decrease in recurring Bartow water treatment expense in 2005 was due to the accounting treatment prior to the fourth quarter of 2004. For a detailed explanation of the accounting for water treatment costs at Bartow, please refer to Note 9 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

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

Income Taxes

Our income tax provision in 2005 included a non-cash charge of $99.9 million recorded in the third quarter, as previously discussed, a $6.1 million refund of Canadian income taxes received in the third quarter as well as the normal provision for income taxes on earnings. Our effective tax rate (exclusive of

CF INDUSTRIES HOLDINGS, INC.

the $99.9 million non-cash charge and the $6.1 million refund of Canadian income taxes) was approximately 38% in both 2005 and 2004. An increase in our 2005 effective tax rate due to the tax effect of expenses associated with our initial public offering, which are not deductible for income tax purposes, was offset by a tax benefit for adjustments for prior years’ tax returns.

Cumulative Effect of a Change in Accounting Principle—Net of Taxes

In the fourth quarter of 2005, we recorded additional asset retirement obligations due to implementation of FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations and recorded a related charge for the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle reduced net earnings in 2005 by $2.8 million. For a discussion of the cumulative effect of a change in accounting principle, please see the “Overview” section of this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Segment Review

Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Years ended December 31,
	2006	2005	2004	2006 v. 2005	2005 v. 2004
	(in millions, except as noted)
Net sales	$1,467.2	$1,469.7	$1,273.9	$(2.5)	$195.8
Cost of sales	1,368.7	1,296.8	1,080.1	71.9	216.7
Gross margin	$98.5	$172.9	$193.8	$(74.4)	$(20.9)
Gross margin percentage	6.7%	11.8%	15.2%
Tons of product sold (000s)	6,310	6,429	6,603	(119)	(174)
Sales volume by product (000s)
Ammonia	1,226	1,382	1,438	(156)	(56)
Urea	2,619	2,518	2,513	101	5
UAN	2,420	2,483	2,593	(63)	(110)
Other nitrogen products	45	46	59	(1)	(13)
Average selling price per ton by product
Ammonia	$361	$316	$278	$45	$38
Urea	244	249	205	(5)	44
UAN	158	162	137	(4)	25
Cost of natural gas (per MMBtu) (1)
Donaldsonville	$7.20	$7.12	$5.60	$0.08	$1.52
Medicine Hat	6.56	6.83	5.10	(0.27)	1.73
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$6.74	$8.86	$5.85	$(2.12)	$3.01
AECO (Alberta)	5.76	7.26	5.04	(1.50)	2.22
Depreciation and amortization	$59.2	$63.0	$71.4	$(3.8)	$(8.4)
Capital expenditures	$25.9	$44.4	$13.8	$(18.5)	$30.6
Production volume by product (000s)
Ammonia (2) (3)	3,158	2,778	3,356	380	(578)
Granular urea (2)	2,334	2,065	2,322	269	(257)
UAN (28%)	2,336	2,256	2,640	80	(384)

(1)                Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)                Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)                Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.   Nitrogen fertilizer net sales were $1.5 billion for both 2006 and 2005, as higher average ammonia selling prices were, for the most part, offset by lower sales volume. Nitrogen fertilizer sales volume decreased 2% to 6.3 million tons in 2006 compared to 6.4 million tons in 2005. Ammonia and UAN sales volumes decreased by 11% and 3%, respectively, for 2006 compared to the prior year while urea sales volume increased by 4%. Ammonia sales volumes decreased due primarily to lower sales from our Tampa terminal due to U.S. Agri-Chemicals, a former customer, ceasing phosphate operations in 2005. Increases in industry consumption in the fall in anticipation of strong corn and wheat prices offset a spring during which the industry experienced fewer corn acres planted and reduced application rates. The decrease in UAN sales compared to sales for 2005 was due primarily to less corn acreage planted and reduced demand in the southern portion of the country due to drought conditions, both experienced during the first half of 2006. The impact of these factors was partially offset by strong summer and fall fill demand resulting from the anticipation of a stronger UAN market later in 2006 and into the spring of 2007. Ammonia sales prices increased by 14% for 2006 compared to the prior year, primarily due to tight world market conditions and strong fourth quarter domestic demand.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $217 per ton for 2006, compared to $202 per ton for 2005, an increase of 7%, largely due to unfavorable variances related to natural gas derivatives and higher purchased product costs. While the overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility decreased by 1% for 2006 versus the cost in 2005, the favorable effect of this variance was more than offset by the impact of the realized losses on natural gas derivatives immediately recognized in cost of sales. We recognized $30.7 million of unrealized mark-to-market losses on derivatives in 2006 compared to $9.3 million in 2005 due to our discontinuing hedge accounting in the last quarter of 2005, and the decline in natural gas prices that occurred during the respective periods. We also recorded approximately $14.0 million of hedge gains in 2005, mainly in the third quarter. The costs of finished fertilizer products purchased for resale were approximately $8.9 million higher in 2006 than in 2005 due to the overall increase in nitrogen fertilizer prices as well as an increase in the amount of sales volume supported by purchased products, both factors mainly occurring during the first six months of 2006. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During 2006, we sold approximately 2.7 million tons of nitrogen fertilizers under our FPP, representing approximately 44% of our nitrogen fertilizer sales volume for the period. In 2005, we sold approximately 4.5 million tons of nitrogen fertilizers under this program, representing approximately 70% of our nitrogen fertilizer sales volume for the period. The lower level of FPP sales volumes in 2006 reflected the hesitancy of our customers during the last half of 2005 and the first half of 2006 to make commitments during the uncertain fertilizer pricing environment prevalent during those respective periods.

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

CF INDUSTRIES HOLDINGS, INC.

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

Cost of Sales.   Total cost of sales of nitrogen fertilizers averaged $202 per ton in 2005 compared to $164 per ton in 2004, an increase of 23%, largely due to higher natural gas prices, higher purchased product costs and unrealized mark-to-market losses, partially offset by the favorable impact of the early termination of certain natural gas hedge positions associated with our forward pricing program. The overall weighted average cost of natural gas supplied to our Donaldsonville and CFL’s Medicine Hat facilities increased by 29% in 2005 versus the cost in 2004, mainly due to continued tight market conditions for natural gas and the impact of the two gulf hurricanes. Purchased product costs were approximately $57.3 million higher in 2005 than in 2004, due to additional quantities purchased to meet sales commitments as well as the overall increase in nitrogen fertilizer prices previously discussed. As previously mentioned, we recognized as a reduction of cost of sales in the third quarter of 2005, a gain of approximately $14.0 million which arose from the early termination of FPP-related natural gas positions. We also recognized $9.3 million of unrealized mark-to-market losses on derivatives in the fourth quarter of 2005 as an increase in cost of sales due to our discontinuation of hedge accounting. See the “Overview” section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

During 2005, we sold approximately 4.5 million tons of nitrogen fertilizer under our forward pricing program, representing approximately 70% of our nitrogen fertilizer sales volume. In 2004, we sold approximately 3.6 million tons of nitrogen fertilizers under this program, representing approximately 54% of our nitrogen fertilizer sales volume for the year.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Years ended December 31,
	2006	2005	2004	2006 v. 2005	2005 v. 2004
	(in millions, except as noted)
Net sales	$482.3	$438.7	$376.8	$43.6	$61.9
Cost of sales	433.6	402.4	354.5	31.2	47.9
Gross margin	$48.7	$36.3	$22.3	$12.4	$14.0
Gross margin percentage	10.1%	8.3%	5.9%
Tons of product sold (000s)	2,090	2,009	1,900	81	109
Sales volume by product (000s)
DAP	1,676	1,583	1,549	93	34
MAP	414	426	351	(12)	75
Domestic vs export sales of DAP/MAP (000s)
Domestic	1,447	1,392	1,218	55	174
Export	643	617	682	26	(65)
Average selling price per ton by product
DAP	$230	$217	$197	$13	$20
MAP	234	223	204	11	19
Depreciation, depletion and amortization	$33.1	$32.0	$35.1	$1.1	$(3.1)
Capital expenditures	$32.2	$25.6	$16.2	$6.6	$9.4
Production volume by product (000s)
Phosphate rock	3,805	3,647	3,280	158	367
Sulfuric acid	2,598	2,507	2,455	91	52
Phosphoric acid as P2O5(1)	1,009	978	967	31	11
DAP/MAP	2,023	1,945	1,933	78	12

(1)                P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.   Phosphate fertilizer net sales increased 10% to $482.3 million for 2006 compared to $438.7 million in 2005, due to higher average selling prices and increased sales volumes. Average phosphate fertilizer prices during 2006 increased by 6% compared to prices in 2005 due to the impact of increased domestic demand on what was already a relatively tight supply/demand balance. Our total level of phosphate fertilizer sales volumes of 2.1 million tons in 2006 increased by 4% over the prior year’s level due primarily to stronger domestic demand for DAP during the second half of the year. During the fourth quarter of 2006, we made our first DAP export sales through Phoschem, an export association representing North American phosphate producers. We joined Phoschem in October of 2006. Phoschem is presently our primary means of exporting phosphate fertilizer products. Approximately 22% of our 2006 fourth quarter phosphate fertilizer net sales were made through Phoschem.

Cost of Sales.   Phosphate cost of sales averaged $207 per ton for 2006 compared to $200 per ton for 2005. The 4% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 6% during 2006 compared to 2005, reflecting stronger global market conditions through the first half of 2006. Sulfur costs increased by 3% for 2006 compared to 2005. The increase, mainly occurring in the first

CF INDUSTRIES HOLDINGS, INC.

six months of 2006, reflected the lingering impact of supply disruptions that occurred in 2005 due to hurricane activity.

During 2006, we sold approximately 294,000 tons of phosphate fertilizers under our FPP, representing approximately 14% of our phosphate fertilizer sales volume for the period. In 2005, we sold approximately 718,000 tons of phosphate fertilizers under this program, representing approximately 36% of our phosphate fertilizer sales volume for the period. The lower level of FPP sales volumes in 2006 reflected the hesitancy of our customers during the last half of 2005 and the first half of 2006 to make commitments during the uncertain fertilizer pricing environment prevalent during those respective periods.

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

Cash Balances

As of December 31, 2006, we had cash and cash equivalents of $25.4 million, short-term investments of $300.2 million and a $102.7 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2005, the comparable amounts were $37.4 million, $179.3 million and $131.6 million, respectively. Our short-term investments consist of available-for-sale auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows, and credit available under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of December 31, 2006 and December 31, 2005, we had $176.4 million and $192.6 million available, respectively, under our senior secured revolving credit facility.

CF INDUSTRIES HOLDINGS, INC.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.2 million as of December 31, 2006 and December 31, 2005. There were no outstanding borrowings or letters of credit under out $250 million senior secured revolving credit facility as of December 31, 2006 or December 31, 2005.

On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million senior secured revolving credit facility. The senior secured revolving credit facility bears interest at a variable rate and is available through August 16, 2010. This facility is secured by working capital, certain equipment and the Donaldsonville nitrogen fertilizer complex. The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. There was $176.4 million of available credit under the senior secured revolving credit facility and no outstanding borrowings or letters of credit as of December 31, 2006.

On August 17, 2005, we repaid in full $235.6 million of our outstanding term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments.

Capital Spending

Capital expenditures are made to sustain our asset base, to increase our capacity and to improve plant efficiency. In response to the difficult industry environment prior to 2004, we had deferred non-essential capital expenditures whenever it was possible to do so without compromising the operational integrity of our facilities or the safety of our employees. The $10.1 million decrease in capital expenditures in 2006 as compared to 2005 related primarily to greater plant turnaround activity during 2005. We expect to spend approximately $110 million to $120 million on capital expenditures in both 2007 and 2008. The projection for 2007 includes spending carried over from projects initiated in 2006. These amounts also include approximately $24 million in 2007 and $14 million in 2008 for capital expenditures at CFL, of which we are obligated to fund 66%.

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are subject to financial assurance requirements. Previously, these financial assurance requirements were satisfied without the need for any advance expenditure of corporate funds provided our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations in order to take advantage of a safe harbor provision in the regulations that would obviate the need for us to meet the financial test criteria in the future. In March of 2006, we contributed $11.1 million to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphosgypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure. In the first quarter of 2007, we expect to contribute another $9.4 million. Over the next nine years, we expect to contribute between $4.0 million and $7.0 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of money that will accumulate in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $85 million. After 2016, contributions to the account are estimated to average less than $1.0 million annually for the following 17 years. The balance in the account is estimated to be approximately $170 million by 2033. The amounts recognized as expense in

CF INDUSTRIES HOLDINGS, INC.

operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. These expense amounts are expected to differ from the anticipated contributions to the account, which are based on the guidelines set forth in the Florida regulations. Ultimately, the cash in this account will be used to settle the asset retirement obligations.

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

Forward Pricing Program (FPP)

We offer a FPP to our customers under which product may be ordered for future delivery, with a significant portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. As of December 31, 2006 and December 31, 2005, we had approximately $102.7 million and $131.6 million, respectively, in customer advances on our consolidated balance sheet. As of December 31, 2006 and December 31, 2005, we had approximately 1.7 million tons of product and 1.2 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of December 31, 2006 and December 31, 2005, respectively.

While customer advances were a significant source of liquidity in both 2006 and 2005, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. The lower level as of December 31, 2005 reflected the hesitancy of our customers to make commitments in the uncertain fertilizer pricing environment prevalent during that reporting period.

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

Other Liquidity Requirements

We paid cash dividends of $4.4 million on outstanding common stock during 2006. This amount represents an annual rate equal to $0.08 per share. We expect to pay quarterly dividends at such a rate for the foreseeable future. Under certain conditions, our $250 million senior secured revolving credit facility limits our ability to pay dividends.

We also funded contributions to our U.S. and Canadian pension plans totaling $8.6 million in 2006. We expect to contribute $5.6 million to our pension plans in 2007.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net cash generated from operating activities in 2006 was $203.6 million compared to $137.2 million in 2005. The $66.4 million increase in cash provided by operating activities in 2006 was primarily due to $95.6 million less cash used to fund working capital in 2006. Other major factors affecting operating cash flow during 2006 were a $66.8 million decrease in operating earnings, partially offset by the adjustment for the $21.4 million non-cash effect of unrealized losses on derivatives. The $95.6 million reduction in cash used to fund working capital is the difference between $9.5 million used in 2006 and $105.1 million consumed in 2005. During 2006, accounts receivable increased by $61.3 million and customer advances decreased by $28.9 million, resulting in a net use of cash of $90.2 million, which was partially offset by a $51.6 million decrease in inventories and a $17.1 million decrease in margin deposits. The increase in accounts receivable was primarily due to more volume shipped under normal commercial terms. A significant portion of the sales proceeds for volumes shipped under the FPP is generally received prior to shipment. The decrease in customer advances was due primarily to changes in the product mix of outstanding orders and lower per-unit contract prices. The decrease in inventories reflects lower per-unit nitrogen fertilizers manufacturing cost and lower quantities of phosphate fertilizers held at December 31, 2006. The decrease in margin deposits was primarily due to lower margin requirements. The use of $105.1 million in cash in 2005 for working capital changes was primarily due to a $79.9 million decrease in customer advances and a $14.8 million change in net product exchanges assets. The decrease in customer advances was primarily due to lower levels of forward sales on order as of December 31, 2005 as compared to December 31, 2004.

On the consolidated balance sheets as of December 31, 2006 and December 31, 2005, a portion of the spare parts inventory has been reclassified from inventory to other noncurrent assets, based on our expectations of when these parts will be utilized. On the consolidated statements of cash flows, corresponding reclassifications have been made to inventory and other-net in operating activities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net cash generated from operating activities in 2005 was $137.2 million compared to $344.2 million in 2004. The $207.0 million decrease in cash provided by operating activities in 2005 was primarily due to a $206.4 million increase in cash used to fund working capital. Net changes in working capital consumed $105.1 million of cash in 2005 compared to $101.3 million of cash generated by working capital reductions in 2004. During 2005, accounts receivable increased by $9.2 million, inventories increased by $10.3 million, net product exchange assets increased by $14.8 million and customer advances decreased by $79.9 million, resulting in a net use of cash of $114.2 million, which was partially offset by a $10.2 million decrease in margin deposits. The increase in accounts receivable was due to higher selling prices in December of 2005 versus December of 2004 and reduced sales volume shipped under the forward pricing program for which a substantial portion of the sales proceeds is generally received prior to shipment. The increase in inventories was due to higher per unit manufacturing costs and increased prices for purchased products, which were partially offset by reduced quantities held at December 31, 2005. The decrease in customer advances was primarily due to lower levels of forward sales on order as of December 31, 2005 as compared to December 31, 2004. The $101.3 million of cash generated by changes in working capital in 2004 was primarily due to a $45.5 million increase in customer advances, a $41.4 million decrease in accounts receivable and a $44.1 million increase in accounts payable and accrued expenses. The increase in customer advances in 2004 was due primarily to higher levels of forward sales on order as of December 31, 2004 as compared to December 31, 2003. The decrease in accounts receivable was due primarily to an

CF INDUSTRIES HOLDINGS, INC.

increase in sales volume shipped under the forward pricing program for which a substantial portion of the sales proceeds is generally received prior to shipment. The increased accounts payable and accrued expenses were largely related to higher trade credit obligations to our gas suppliers, reflecting higher natural gas prices.

On the consolidated balance sheets as of December 31, 2004 and December 31, 2003, amounts owed and due from product exchanges have been reclassified from a net amount in inventory to current assets and current liabilities to conform to the 2005 presentation. On the consolidated statements of cash flows for 2005 and 2004, corresponding adjustments have been made to inventory and product exchanges—net. These reclassifications had no impact on previously reported net income (loss) or cash flow from operations.

Investing Activities

Years Ended December 31, 2006, 2005 and 2004

Net cash used in investing activities was $191.3 million in 2006, as compared to net cash provided by investing activities of $139.3 million in 2005 and net cash used in investing activities of $309.3 million in 2004. The $330.6 million swing in cash used in investing activities in 2006, as well as the change from 2004 to 2005, were primarily due to the liquidation of short-term investments for the $235.6 million prepayment of our term notes in 2005, as previously discussed. The level of short-term investments, generally auction rate securities that we liquidate as required over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net accounted for $59.3 million, $69.4 million, and $33.7 million of cash used in investing activities in 2006, 2005 and 2004, respectively. The decrease in additions to property, plant and equipment-net in 2006 was due primarily to a $15.5 million decrease in deferred plant turnaround costs incurred during 2006 as compared to 2005. In 2005, additions to property, plant and equipment-net were greater than 2004 due primarily to a $23.6 million increase in deferred plant turnaround costs incurred. We contributed $11.1 million in March of 2006 to our asset retirement obligation escrow account. The $18.6 million of proceeds from sale of unconsolidated subsidiary represents the cash realized from the July 15, 2005 sale of our interest in our CF Martin Sulphur joint venture to our joint venture partner, an affiliate of Martin Resource Management.

Financing Activities

Years Ended December 31, 2006, 2005 and 2004

Net cash used in financing activities was $23.3 million, $290.7 million and $61.3 million in 2006, 2005 and 2004, respectively. The $267.4 million decrease in cash used in financing activities in 2006 versus 2005, as well as the change from 2004 to 2005, was primarily due to the 2005 repayment of $235.6 million of our term debt and the associated prepayment penalty of $26.4 million as previously discussed. Distributions to minority interest were higher in 2006, as all of CFL’s 2005 net earnings were distributed in 2006, whereas the majority of CFL’s 2004 net earnings were distributed in 2004. The $715.4 million of proceeds from the issuance of common stock and the corresponding exchange of stock represent the proceeds from our initial public offering completed in the third quarter of 2005 and the subsequent payments to our pre-IPO owners. See the “Overview” section of this discussion and analysis for additional information about our IPO.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	After 2011	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt (1)	$—	$—	$—	$—	$—	$—	$—
Notes payable (2)	—	—	4.2	—	—	—	4.2
Interest payments on long-term debt and notes payable (1)	0.4	0.4	0.4	—	—	—	1.2
Other Obligations
Operating leases	20.0	11.9	9.6	4.6	3.2	9.1	58.4
Equipment purchases and plant improvements	20.1	—	—	—	—	—	20.1
Transportation (3)	24.1	14.7	15.1	15.6	16.0	243.2	328.7
Purchase obligations (4)(5)(6)	334.1	38.8	29.3	28.3	0.3	—	430.8
Total	$398.7	$65.8	$58.6	$48.5	$19.5	$252.3	$843.4

(1)                Based on debt balances and interest rates as of December 31, 2006. All our long-term debt was repaid on August 17, 2005. See the “Overview” section of this discussion and analysis for further information on the transaction.

(2)                Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)                Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on normal operating rates and contracted or spot prices, where applicable, as of December 31, 2006 and actual operating rates and prices may differ.

(4)                Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at December 31, 2006. Also includes minimum commitments to purchase ammonia and urea for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of December 31, 2006 and actual prices may differ.

(5)                Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale and ammonia and sulfur purchased for use in phosphate fertilizer production under the majority of these commitments, but gains or losses could be incurred on resale.

(6)                Purchase obligations do not include any amounts related to our financial hedges associated with natural gas purchases.

CF INDUSTRIES HOLDINGS, INC.

Other Long-Term Obligations

As of December 31, 2006, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities and shutdown costs. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2007	2008	2009	2010	2011	After 2011	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations (1) (2)	$15.9	$9.2	$5.5	$5.7	$3.7	$526.2	$566.2
Environmental remediation liabilities and shutdown costs	3.1	0.8	0.4	0.4	0.4	4.5	9.6
Total	$19.0	$10.0	$5.9	$6.1	$4.1	$530.7	$575.8

(1)                Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $87.1 million as of December 31, 2006 and $74.5 million as of December 31, 2005. The increase in the present value of these future expenditures is due to recording changes in estimates on existing AROs as previously discussed.

We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at CFL’s Medicine Hat facility and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2006 dollars is between $12 million and $15 million. We do not currently believe that there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any cash flows for these AROs. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of our AROs. As described in “—Financial Assurance Requirements,” we intend to set aside cash on an annual basis in an escrow account established to cover costs associated with closure of our phosphogypsum stack system. This account will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack system.

(2)                Cash flows occurring after 2011 are detailed in the following table.

CF INDUSTRIES HOLDINGS, INC.

The following table details the undiscounted, inflation-adjusted estimated cash flows after 2011 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2012–23	2024–30	2031–34	2035–42	2043–47	After 2047	Total
	(in millions)
Asset retirement obligations after 2011 cash flows	$45.5	$21.1	$91.6	$84.3	$29.4	$254.3	$526.2

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

Useful Lives of Depreciable Assets

In the fourth quarter of 2006 we completed a comprehensive review of the depreciable lives of our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense. As a result of this review, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. As a result of these changes, we expect that depreciation expense will be reduced by approximately $11 million during 2007.

Of the $11 million anticipated reduction in depreciation expense, approximately $10 million relates to our nitrogen production assets and $1 million relates to our phosphate production assets. Included in the $10 million expected decrease in depreciation for nitrogen assets is approximately $1 million relating to CFL, a joint venture of which we own 66%.

CF INDUSTRIES HOLDINGS, INC.

We review the depreciable lives assigned to our production facilities and related assets on a periodic basis, and change our estimates to reflect the results of those reviews.

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

Asset Retirement Obligations and Environmental Remediation Liabilities

Costs associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes and costs associated with land reclamation activities at our Hardee, Florida phosphate rock mine are accounted for in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. If the cost of closure can be reasonably estimated, asset retirement obligations (AROs) are recognized in the period in which the related assets are put into service. Costs associated with the cessation of operations at all of our facilities are accounted for in accordance with FIN No. 47—Accounting for Conditional Asset Retirement Obligations. This interpretation requires us to recognize a liability for AROs for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over their estimated useful life. The aggregate carrying value of all of our AROs was $87.1 million as of December 31, 2006 and $74.5 million as of December 31, 2005. The increase in the aggregate carrying value of these AROs is due to recording changes in estimates on existing AROs as previously discussed.

Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated consistent with the requirements of SFAS No. 5—Accounting for Contingencies. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $9.4 million as of December 31, 2006 and $7.9 million as of December 31, 2005.

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

CF INDUSTRIES HOLDINGS, INC.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on the ability of the Company to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized.

Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.’s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.’s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.’s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.’s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

Pension Assets and Liabilities

Pension assets and liabilities are affected by the market value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $238.5 million at December 31, 2006, which was $29.7 million higher than pension plan assets. The December 31, 2006 PBO was computed based on a 5.70% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower by 50 basis points, our PBO would have been $17.4 million higher than the amount previously discussed. Conversely, if the discount rate used to compute the PBO was higher by 50 basis points, our PBO would have been $15.6 million lower. The discount rate used to calculate pension expense in 2006 was 5.50% and was the discount rate used to

CF INDUSTRIES HOLDINGS, INC.

compute the PBO at December 31, 2005. If the discount rate used to compute 2006 pension expense was lower by 50 basis points, 2006 pension expense would have been approximately $1.8 million higher than the amount calculated. Conversely, if the discount rate used to compute 2006 pension expense was higher by 50 basis points, 2006 pension expense would have been approximately $1.7 million lower than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 7.5% expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher by 50 basis points, pension expense for 2006 would have been $0.9 million lower. Conversely, if the expected long-term rate of return on assets was lower by 50 basis points, pension expense for 2006 would have been $0.9 million higher.

Retiree Medical Benefits

Retiree medical benefits are determined on an actuarial basis and are affected by assumptions, including discount rates used to compute the present value of the future obligations and expected increases in health care costs. Changes in the discount rate and differences between actual and expected health care costs affect the recorded amount of retiree medical benefits expense.

Stock-Based Compensation

Costs associated with stock-based compensation are accounted for in accordance with SFAS No. 123R—Share-Based Payment (SFAS 123R), which requires us to recognize in our consolidated statement of operations the grant date fair value of all share-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected life. The basis for determining these assumptions may change as more experience is obtained with our own historical stock prices and employees’ option exercise behavior.

We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2006 on a pre-tax basis was $8.1 million. As of December 31, 2006, on a pre-tax basis there was approximately $11.6 million and $1.4 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over 1.4 and 1.6 years, respectively. See Note 26 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of stock-based compensation.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards (SFAS) No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of December 31, 2006. This Statement requires an entity to recognize the funded status of benefit plans as assets and/or liabilities on the balance sheet, recognize gains and losses, prior service costs or credits, and transition assets or obligations in other comprehensive income, measure the defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet and provide disclosure in the notes of the effects of the amortization of amounts included in other comprehensive income on the next fiscal year’s periodic benefit cost. The measurement provisions of the Statement had no impact on our consolidated financial statements, as our plan assets and benefit obligations were already measured as of year-end. The impact of adopting SFAS No. 158 was an increase in liabilities for defined benefit plans of $47.9 million, a decrease in other noncurrent assets of $0.3 million, a net increase in deferred income tax assets of $18.1 million and an increase in accumulated other

CF INDUSTRIES HOLDINGS, INC.

comprehensive loss of $30.1 million. See Notes 3 and 5 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of the impact of adopting SFAS No. 158.

In 2006, Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes was issued.   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for the Company beginning January 1, 2007. We are performing a review and analysis to determine the impact of the adoption of the Interpretation on our consolidated financial statements.

Forward Pricing Program (FPP)

In mid-2003, we instituted a program that has reduced the risk inherent in the relationship between volatile fertilizer prices and natural gas costs for product that we manufacture. Our basic concept (principally applied to nitrogen fertilizers) is to fix the price of our principal raw material, natural gas, coincident with the establishment of the fertilizer sales price, which often occurs months in advance of shipment. Customer advances, which typically represent a significant portion of the contract’s sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As is the case for all of our sales transactions, revenue is recognized when title transfers upon shipment or delivery of the product to customers. We lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments, or in some cases, with a combination of inventory on hand and product purchases.

During 2006, we sold approximately 2.7 million tons of nitrogen fertilizer, representing approximately 44% of our nitrogen fertilizer sales volume, and approximately 294,000 tons of phosphate fertilizer, representing approximately 14% of our phosphate fertilizer sales volume, under the FPP. In 2005, we sold approximately 4.5 million tons of nitrogen fertilizer, representing approximately 70% of our nitrogen fertilizer sales volume, and approximately 718,000 tons of phosphate fertilizer, representing approximately 36% of our phosphate fertilizer sales volume, under the FPP. During 2004, we sold approximately 3.9 million tons of fertilizer, representing approximately 45% of our sales volume, under the FPP. As of December 31, 2006 and December 31, 2005, we had approximately 1.7 million tons of product and 1.2 million tons of product, respectively, committed to be sold under this program. The majority of these amounts were scheduled to ship within 150 days of December 31, 2006 and December 31, 2005, respectively.

As a result of fixing the selling prices of our products and a substantial portion of the cost to manufacture the products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

Participation in the FPP is affected by market conditions and our customers’ expectations. There can be no assurance that we will transact the same percentage of our business under the FPP in the future. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods.

CF INDUSTRIES HOLDINGS, INC.

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

Interest Rate Fluctuations

Borrowings under variable rate notes payable bear a current market rate of interest such that we are subject to interest rate risk on these borrowings. The revolving credit facility bears a similar risk, but as of December 31, 2006, there were no borrowings under this facility. As of December 31, 2006, a 100 basis point change in interest rates on our floating rate loans, which totaled $4.2 million, would result in a $42,000 change in pretax earnings (loss) on an annual basis.

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

We use natural gas in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments currently used are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The related contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. As of December 31, 2006, we had hedged approximately 30.6 million MMBtus of natural gas, most of which related to sales that had been contracted to be sold through our forward pricing program as of December 31, 2006. We also establish derivative positions in natural gas that are unrelated to forward pricing program contracts if we consider it appropriate to do so.

CF INDUSTRIES HOLDINGS, INC.

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

Instability in the natural gas market during the last half of 2005 and our resulting decision to supply FPP orders from sources other than production reduced our ability to predict future natural gas requirements. Consequently, we ceased classifying derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, beginning in the fourth quarter of 2005. As a result, while the derivatives are still carried at their fair value on the balance sheet, unrealized gains or losses related to the derivatives are recognized in operations as they occur.

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

CF INDUSTRIES HOLDINGS, INC.

Item 8.                Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

We have audited the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in 2006 the Company changed its method of accounting for defined benefit pensions and other postretirement benefit plans to conform with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). As discussed in Note 2 to the consolidated financial statements, effective August 17, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 9 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations upon the adoption of Financial Accounting Standards Board Interpretation No. 47, Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CF Industries Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2007

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)
Net sales	$1,949.5	$1,908.4	$1,650.7
Cost of sales	1,802.3	1,699.2	1,434.6
Gross margin	147.2	209.2	216.1
Selling, general and administrative	54.5	57.0	41.8
Other operating—net	21.4	14.1	25.1
Operating earnings	71.3	138.1	149.2
Interest expense	2.9	14.0	22.7
Interest income	(12.5)	(14.6)	(5.9)
Loss on extinguishment of debt	—	28.3	—
Minority interest	28.8	17.8	23.1
Impairment of investments in unconsolidated subsidiaries	—	—	1.1
Other non-operating—net	(0.9)	0.1	(0.8)
Earnings before income taxes, equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	53.0	92.5	109.0
Income tax provision	19.7	128.7	41.4
Equity in earnings of unconsolidated subsidiaries—net of taxes	—	—	0.1
Earnings (loss) before cumulative effect of a change in accounting principle	33.3	(36.2)	67.7
Cumulative effect of a change in accounting principle—net of taxes	—	(2.8)	—
Net earnings (loss)	$33.3	$(39.0)	$67.7
Basic weighted average common shares outstanding	55.0
Diluted weighted average common shares outstanding	55.1
Basic and diluted net earnings per share	$0.60

2005 POST-INITIAL PUBLIC OFFERING (IPO)—NET LOSS AND NET LOSS PER SHARE

August 17, 2005
through
December 31, 2005
(in millions, except per share amounts)
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)
Post-IPO net loss	$(112.3)
Basic and diluted weighted average common shares outstanding	55.0
Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)
Post-IPO net loss	$(2.04)

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2006	2005	2004
	(in millions)
Net earnings (loss)	$33.3	$(39.0)	$67.7
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	—	0.8	0.4
Unrealized gain (loss) on hedging derivatives—net of taxes	(4.7)	6.8	(7.8)
Unrealized gain on securities—net of taxes	0.3	0.1	—
Minimum pension liability adjustment—net of taxes	8.5	(2.8)	(6.5)
	4.1	4.9	(13.9)
Comprehensive income (loss)	$37.4	$(34.1)	$53.8

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$25.4	$37.4
Short-term investments	300.2	179.3
Accounts receivable	113.9	52.8
Income taxes receivable	—	1.1
Inventories	176.1	227.7
Other	17.5	54.4
Total current assets	633.1	552.7
Property, plant and equipment—net	597.0	630.1
Deferred income taxes	1.7	—
Goodwill	0.9	0.9
Asset retirement obligation escrow account	11.5	—
Other assets	46.2	44.4
Total assets	$1,290.4	$1,228.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$172.3	$171.6
Income taxes payable	1.9	—
Customer advances	102.7	131.6
Deferred income taxes	9.8	5.8
Distributions payable to minority interest	27.8	18.7
Other	38.9	13.4
Total current liabilities	353.4	341.1
Notes payable	4.2	4.2
Deferred income taxes	—	8.4
Other noncurrent liabilities	152.2	104.9
Minority interest	13.6	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2006—55,172,101 and 2005—55,027,723 shares outstanding	0.6	0.6
Paid-in capital	751.2	743.0
Retained earnings	48.6	19.7
Accumulated other comprehensive loss	(33.4)	(7.4)
Total stockholders’ equity	767.0	755.9
Total liabilities and stockholders’ equity	$1,290.4	$1,228.1

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		$0.01 Par			Accumulated
		Value			Other
	Preferred	Common	Paid-In	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
	(in millions)
Balance at December 31, 2003	$734.3	$—	$5.5	$(7.9)	$1.6	$733.5
Net earnings	—	—	—	67.7	—	67.7
Other comprehensive loss	—	—	—	—	(13.9)	(13.9)
Balance at December 31, 2004	734.3	—	5.5	59.8	(12.3)	787.3
Net loss	—	—	—	(39.0)	—	(39.0)
Other comprehensive income	—	—	—	—	4.9	4.9
Issuance of $0.01 par value common stock	—	0.6	739.3	—	—	739.9
Stock-based compensation expense	—	—	3.7	—	—	3.7
Cash dividend ($0.02 per share)	—	—	—	(1.1)	—	(1.1)
Exchange of previous owners’ common stock and preferred stock for cash and $0.01 par value common stock	(734.3)	—	(5.5)	—	—	(739.8)
Balance at December 31, 2005	—	0.6	743.0	19.7	(7.4)	755.9
Net earnings	—	—	—	33.3	—	33.3
Other comprehensive income	—	—	—	—	4.1	4.1
Adoption of SFAS No. 158 (defined benefit plans)	—	—	—	—	(30.1)	(30.1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	8.1	—	—	8.1
Cash dividends ($0.08 per share)	—	—	—	(4.4)	—	(4.4)
Balance at December 31, 2006	$—	$0.6	$751.2	$48.6	$(33.4)	$767.0

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in millions)
Operating Activities:
Net earnings (loss)	$33.3	$(39.0)	$67.7
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Loss on extinguishment of debt	—	28.3	—
Minority interest	28.8	17.8	23.1
Depreciation, depletion and amortization	94.6	97.5	108.6
Deferred income taxes	9.4	121.5	33.8
Stock compensation expense	8.1	3.7	—
Unrealized loss on derivatives	30.7	9.3	—
Equity in earnings of unconsolidated subsidiaries	—	—	(0.1)
Cumulative effect of a change in accounting principle—net of taxes	—	2.8	—
Changes in:
Accounts receivable	(61.3)	(9.2)	41.4
Margin deposits	17.1	10.2	(4.1)
Inventories	51.6	(10.3)	(29.2)
Accounts payable and accrued expenses	5.4	(1.1)	44.1
Product exchanges—net	6.6	(14.8)	3.6
Customer advances—net	(28.9)	(79.9)	45.5
Other—net	8.2	0.4	9.8
Net cash provided by operating activities	203.6	137.2	344.2
Investing Activities:
Additions to property, plant and equipment—net	(59.3)	(69.4)	(33.7)
Purchases of short-term investments	(885.7)	(684.8)	(818.8)
Sales and maturities of short-term investments	764.8	874.9	541.2
Deposit to asset retirement obligation escrow account	(11.1)	—	—
Proceeds from sale of unconsolidated subsidiary	—	18.6	—
Distributions from unconsolidated subsidiary	—	—	2.0
Net cash provided by (used in) investing activities	(191.3)	139.3	(309.3)
Financing Activities:
Payments of long-term debt	—	(254.8)	(34.9)
Debt prepayment penalty	—	(26.4)	—
Exchange of stock	—	(715.4)	—
Proceeds from issuance of common stock	—	715.4	—
Dividends paid on common stock	(4.4)	(1.1)	—
Distributions to minority interest	(19.0)	(5.7)	(26.3)
Issuances of common stock under employee stock plans	0.1	—	—
Other—net	—	(2.7)	(0.1)
Net cash used in financing activities	(23.3)	(290.7)	(61.3)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.6	(0.8)
Decrease in cash and cash equivalents	(12.0)	(12.6)	(27.2)
Cash and cash equivalents at beginning of period	37.4	50.0	77.2
Cash and cash equivalents at end of period	$25.4	$37.4	$50.0

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

All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. after the reorganization transaction described below, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to “our pre-IPO owners” refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering (IPO) which closed on August 16, 2005.

CF Holdings was formed in April 2005 to hold the existing business of CF Industries, Inc. Prior to August 17, 2005, CF Industries, Inc. operated as a cooperative and was owned by eight regional agricultural cooperatives. On August 16, 2005, we completed our initial public offering of common stock. We sold 47,437,500 shares of our common stock in the IPO and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from the IPO. In connection with the IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. The reorganization transaction did not result in a new basis of accounting for the Company.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

On the consolidated balance sheets, a portion of the spare parts inventory has been reclassified from inventory to other noncurrent assets, based on our expectations of when these parts will be utilized. On the consolidated statements of cash flows, corresponding reclassifications have been made to inventory and other—net in operating activities.

CF INDUSTRIES HOLDINGS, INC.

2.                 Summary of Significant Accounting Policies

Consolidation

CF Holdings’ consolidated financial statements include the accounts of CF Industries, Inc., all majority-owned subsidiaries and variable interest entities in which CF Holdings is the primary beneficiary. All intercompany transactions and balances have been eliminated.

Consolidated subsidiaries include Canadian Fertilizers Limited (CFL), a Canadian joint venture that owns the nitrogen complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and the other joint venture partner. The Medicine Hat fertilizer complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage for both ammonia and urea. CFL’s sales revenue was $375.7 million, $349.7 million, and $309.2 million for 2006, 2005 and 2004, respectively. CFL’s assets were $164.6 million and $150.0 million at December 31, 2006 and 2005, respectively.

CF Industries, Inc. owns 49% of CFL’s voting common shares and 66% of CFL ‘s nonvoting preferred shares. Western Co-operative Fertilizers Limited (Westco) owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity and we are the primary beneficiary. Amounts reported as minority interest on the consolidated balance sheet represent the interests of the 34% holder of CFL’s common and preferred shares and the holders of 17% of CFL’s common shares. Because the Canadian dollar is CFL’s functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

CF Industries, Inc. operates the Medicine Hat facility and purchases approximately 66% of the facility’s ammonia and urea production pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility’s ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility’s production, CF Industries, Inc. is obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility’s production each year.

Under the product purchase agreements, both CF Industries, Inc. and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Westco annually based on their respective quantities of product purchased from CFL. The distributions to Westco are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. The product purchase agreement also requires CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat’s production. CF Industries, Inc. and Westco currently manage CFL such that each party is responsible for its share of CFL’s fixed costs and that CFL’s production volume meets the parties’ combined requirements.

Revenue Recognition

Revenue is recognized when title transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Shipping and handling costs are included in cost of sales.

CF INDUSTRIES HOLDINGS, INC.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying values of cash and cash equivalents approximate fair value.

Investments

Short-term and long-term investments are accounted for as “available-for-sale securities” in accordance with Statement of Financial Accounting Standards (SFAS) No. 115—Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist of available-for-sale auction rate securities. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. A receivable is past due if payments have not been received within the agreed upon invoice terms. Account balances are charged-off against the allowance when we determine that it is probable the receivable will not be recovered. Cash flows from trade receivables are included in net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost or net realizable value and are determined on a first-in, first-out or average basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at our warehouses and terminals also includes distribution costs. Cash flows from the sale of inventory are included in cash flows provided by operating activities.

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

CF INDUSTRIES HOLDINGS, INC.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is no longer amortized but is reviewed for impairment annually or more frequently if certain impairment conditions arise. After analysis, goodwill that is deemed impaired is written down to fair value. See Note 6—Other Operating—Net for further information regarding goodwill impairments.

Leases

Leases are classified as either operating leases or capital leases in accordance with SFAS No. 13—Accounting for Leases, as amended by subsequent standards. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases, under operating leases are expensed on a straight-line basis. We do not currently have any capital leases. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on the ability of the Company to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized.

Derivative Financial Instruments

Natural gas is a principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. In accordance with our Natural Gas Acquisition Policy, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 3 years. The derivative instruments that we currently use are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

We account for derivatives in accordance with SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized in earnings immediately in cost of sales, unless hedge accounting is elected or the normal purchase and sale exemption applies. We do not apply hedge accounting currently.

CF INDUSTRIES HOLDINGS, INC.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R—Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method. See Note 26 for additional information on stock-based compensation.

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

Use of Estimates

The consolidated financial statements and accompanying notes, which are prepared in conformity with accounting principles generally accepted in the United States of America, include amounts which are based on management’s best judgments and estimates. Actual results could differ from those estimates.

3.                 New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to the preparation of our consolidated financial statements in the future.

•       Emerging Issues Task Force (EITF) Issue No. 06-03—How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).   This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22—Disclosure of Accounting Policies. The EITF Issue is effective for the Company beginning January 1, 2007. We collect an immaterial

CF INDUSTRIES HOLDINGS, INC.

amount of such taxes from our customers which we account for on a net basis. The adoption of EITF Issue No. 06-03 will not impact our consolidated financial statements or disclosures.

•       Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes.   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS or Statement) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for the Company beginning January 1, 2007. We are performing a review and analysis to determine the impact of the adoption of the Interpretation on our consolidated financial statements.

•       FASB Staff Position (FSP) No. AUG AIR-1—Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective for the Company beginning January 1, 2007 and must be applied retrospectively for all financial statements presented. We do not expect the adoption of FSP AUG AIR-1 to have a material impact on our consolidated financial statements.

•       SFAS No. 155—Accounting for Certain Hybrid Financial Instruments.   This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This Statement also clarifies other specific SFAS No. 133—and SFAS No. 140—related issues. This Statement will be effective for the Company in accounting for all financial instruments acquired or issued on or after January 1, 2007. The adoption of SFAS No. 155 will not impact our consolidated financial statements.

•       SFAS No. 156—Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This Statement also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This Statement is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 156 will not impact our consolidated financial statements.

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

•       SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an entity to recognize the funded status of benefit plans as assets and/or liabilities on the balance sheet, recognize gains and losses, prior service costs or credits, and transition assets or obligations in other comprehensive income, measure the defined benefit plan assets and obligations as of the date of the

CF INDUSTRIES HOLDINGS, INC.

employer’s fiscal year-end balance sheet and provide disclosure in the notes of the effects of the amortization of amounts included in other comprehensive income on the next fiscal year’s periodic benefit cost. The measurement provisions of the Statement had no impact on our consolidated financial statements, as our plan assets and benefit obligations were already measured as of year-end. We adopted SFAS No. 158 as of December 31, 2006. The impact of adopting SFAS No. 158 was an increase in liabilities for defined benefit plans of $47.9 million, a decrease in other noncurrent assets of $0.3 million, a net increase in deferred income tax assets of $18.1 million and an increase in accumulated other comprehensive loss of $30.1 million. See Note 5—Pension and Other Postretirement Benefits for additional information.

•       SEC Staff Accounting Bulletin (SAB) 108, Section N to Topic 1—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the year of initial adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 Accounting Changes and Error Corrections. The guidance in this SAB is effective for the Company’s December 31, 2006 fiscal year-end. The adoption of SAB 108 did not impact our consolidated financial statements.

4.                 Net Earnings (Loss) Per Share

Prior to the consummation of our August 2005 IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries, Inc. The table below presents the weighted average shares outstanding and net earnings (loss) per share information on an actual basis for periods subsequent to our IPO, and on a pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of the beginning of the earliest period presented.

CF INDUSTRIES HOLDINGS, INC.

The net earnings (loss) per share and pro forma net earnings (loss) per share were computed as follows:

			Pro forma
	Year ended December 31,	Post-IPO Only *	Years ended December 31,
	2006	2005	2005	2004
	(in millions, except per share amounts)
Earnings available to common shareholders:
Earnings (loss) before cumulative effect of a change in accounting principle	$33.3	$(109.5)	$(36.2)	$67.7
Cumulative effect of a change in accounting principle—net of taxes	—	(2.8)	(2.8)	—
Net earnings (loss)	$33.3	$(112.3)	$(39.0)	$67.7
Basic earnings per common share:
Weighted average common shares outstanding	55.0	55.0	55.0	55.0
Earnings (loss) before cumulative effect of a change in accounting principle	$0.60	$(1.99)	$(0.66)	$1.23
Cumulative effect of a change in accounting principle—net of taxes	—	(0.05)	(0.05)	—
Net earnings (loss)	$0.60	$(2.04)	$(0.71)	$1.23
Diluted earnings per common share:
Weighted average common shares outstanding	55.0	55.0	55.0	55.0
Dilutive common shares:
Stock options	0.1	—	—	—
Diluted weighted average shares outstanding	55.1	55.0	55.0	55.0
Earnings (loss) before cumulative effect of a change in accounting principle	$0.60	$(1.99)	$(0.66)	$1.23
Cumulative effect of a change in accounting principle—net of taxes	—	(0.05)	(0.05)	—
Net earnings (loss)	$0.60	$(2.04)	$(0.71)	$1.23

*                    Covers the period beginning August 17, 2005 and ending December 31, 2005.

The 2005 post-IPO diluted loss per share calculation excludes 4,659 shares of restricted stock because the effect of their inclusion would be antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller loss per share.

5.                 Pension and Other Postretirement Benefits

CF Industries, Inc. and its Canadian subsidiary both maintain noncontributory, defined-benefit pension plans. The U.S. pension plan is a closed plan. We also provide group insurance to our retirees. Until age 65, retirees are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees. When a retiree reaches age 65, medical coverage ceases.

CF INDUSTRIES HOLDINGS, INC.

Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for the U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2006	2005	2006	2005
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$186.7	$173.4	$—	$—
Return on plan assets	21.2	12.3	—	—
Funding contributions	8.6	8.6	—	—
Benefit payments	(7.7)	(7.6)	—	—
Fair value of plan assets December 31	208.8	186.7	—	—
Change in benefit obligation
Benefit obligation at January 1	(232.3)	(214.6)	(35.0)	(31.4)
Service cost	(7.1)	(6.5)	(1.3)	(1.2)
Interest cost	(12.6)	(11.9)	(1.7)	(1.7)
Benefit payments	7.7	7.6	0.6	0.9
Change in assumptions and other	5.8	(6.9)	4.7	(1.6)
Benefit obligation at December 31	(238.5)	(232.3)	(32.7)	(35.0)
Excess of benefit obligation over plan assets	(29.7)	(45.6)	(32.7)	(35.0)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	—	52.5	—	11.8
Minimum pension liability adjustment	—	(16.3)	—	—
Unrecognized transition obligation	—	—	—	2.3
Accrued liability included in the consolidated balance sheet at December 31	$(29.7)	$(9.4)	$(32.7)	$(20.9)

Information for pension plans with accumulated benefit obligations in excess of plan assets as of the measurement date of December 31 is as follows:

	December 31,
	2006	2005
	(in millions)
Projected benefit obligation	$(238.5)	$(232.3)
Accumulated benefit obligation	(202.8)	(196.1)
Fair value of plan assets	208.8	186.7

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Other noncurrent asset	$—	$0.8	$—	$—
Other current liability	—	—	(1.5)	—
Other noncurrent liability	(29.7)	(9.4)	(31.2)	(20.9)
	$(29.7)	$(8.6)	$(32.7)	$(20.9)

CF INDUSTRIES HOLDINGS, INC.

Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Transition obligation	$—	$—	$2.0	$—
Prior service cost	0.7	—	—	—
Net actuarial loss	35.8	15.5	6.7	—
	$36.5	$15.5	$8.7	$—

The incremental impact of recognizing SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on the consolidated balance sheet at December 31, 2006 consists of the following:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(in millions)
Deferred income taxes	$—	$1.7	$1.7
Other noncurrent assets	46.5	(0.3)	46.2
Total assets	1,289.0	1.4	1,290.4
Deferred income taxes	11.3	(1.5)	9.8
Other current liability	36.8	2.1	38.9
Total current liabilities	352.8	0.6	353.4
Deferred income taxes	14.9	(14.9)	—
Other noncurrent liabilities	106.4	45.8	152.2
Accumulated other comprehensive loss	(3.3)	(30.1)	(33.4)
Total stockholders’ equity	797.1	(30.1)	767.0
Total liabilities and stockholders’ equity	$1,289.0	$1.4	$1,290.4

The accumulated other comprehensive loss related to the minimum pension liability adjustment in 2005 was reduced by an income tax benefit of $6.2 million, resulting in a net charge to accumulated other comprehensive loss of $9.3 million at December 31, 2005. See Note 25—Stockholders’ Equity for additional information.

Our estimated pension funding contribution in 2007 is $5.6 million. Expected future pension benefit payments are $8.9 million in 2007, $9.5 million in 2008, $10.3 million in 2009, $10.9 million in 2010, $11.6 million in 2011, and $69.1 million during the five years thereafter. Expected future retiree medical benefit payments are $1.5 million in 2007, $1.7 million in 2008, $1.9 million in 2009, $2.1 million in 2010, $2.3 million in 2011 and $13.5 million during the five years thereafter.

The following assumptions were used in determining the benefit obligations and expense for the primary (U.S.) plans. The assumptions used for the Canadian plans are substantially similar to those used for the primary plans.

	Pension Plans			Retiree Medical
	2006	2005	2004	2006	2005	2004
Discount rate—obligation	5.70%	5.50%	5.75%	5.70%	5.50%	5.75%
Discount rate—expense	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Rate of increase in future compensation	5.0%	5.0%	5.0%	n/a	n/a	n/a
Expected long-term rate of return on assets	7.5%	8.0%	8.5%	n/a	n/a	n/a

CF INDUSTRIES HOLDINGS, INC.

The discount rate is based on yields on high quality fixed income debt securities such as the Moody’s Aa bond index as of the measurement date of December 31. We also considered changes in interest rates from the prior measurement date and factors such as the duration of the plan’s liabilities and pattern of expected cash flows in comparison to the duration and expected cash flows of the relevant bond indices, and the shape of the fixed income yield curve as of the measurement date.

The expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments both separately and in combination over historical holding periods. For 2007, our expected long-term rate of return on assets is 7.2%.

The objectives of the investment policy with respect to the primary pension plan are to administer the assets of the plan for the benefit of the participants in compliance with all laws and regulations, and to establish an asset mix that provides for diversification of assets and generation of returns at an acceptable level of risk. The policy considers circumstances such as participant demographics, time horizon to retirement and liquidity needs, and provides guidelines for asset allocation, planning horizon, general portfolio issues and investment manager evaluation criteria as well as monitoring and control procedures. The current target asset allocation for the primary (U.S.) plan is 55% equity and 45% non-equity, which has been determined based on studies of actual historical rates of return and plan needs and circumstances.

The allocation of pension assets by major asset category based on fair value for the primary plan is as follows:

	Asset Allocation
	December 31,
	2006	2005
Equity securities	56%	64%
Debt securities	42%	30%
Other	2%	6%
	100%	100%

The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2006 is 9.25%, grading down to 6.0% in 2012 and thereafter. At December 31, 2005, the trend rate was 10.0%, grading down to 6.0% in 2012 and thereafter. A one-percentage-point change in the assumed health care cost trend rate at December 31, 2006 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2006	13%	(11)%
Benefit obligation at December 31, 2006	10%	(9)%

CF INDUSTRIES HOLDINGS, INC.

Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Years ended December 31,			Years ended December 31,
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost for benefits earned during the period	$7.1	$6.5	$5.8	$1.3	$1.2	$1.3
Interest cost on projected benefit obligation	12.6	11.9	11.5	1.7	1.7	1.7
Expected return on plan assets	(13.8)	(13.8)	(13.9)	—	—	—
Amortization of transition obligation	—	(0.1)	(0.1)	0.3	0.3	0.3
Amortization of prior service cost	0.1	0.3	0.1	—	—	—
Amortization of actuarial loss	2.6	1.4	0.2	0.4	0.4	0.5
Net periodic benefit cost	8.6	6.2	3.6	3.7	3.6	3.8
Net actuarial loss	22.9	6.0	11.1	6.7	—	—
Prior service cost	0.7	—	—	—	—	—
Transition obligation	—	—	—	2.0	—	—
Amortization of actuarial loss	(2.6)	(1.4)	(0.2)	—	—	—
Total recognized in accumulated other comprehensive loss	21.0	4.6	10.9	8.7	—	—
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$29.6	$10.8	$14.5	$12.4	$3.6	$3.8

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1.8 million and $0.1 million, respectively. The estimated net actuarial loss and transition obligation for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.3 million and $0.3 million, respectively.

We also have a defined contribution plan covering substantially all employees. Under the plan, we contribute a fixed percentage of base salary to employees’ accounts and match employee contributions up to a specified limit. We contributed $6.0 million, $5.7 million, and $5.6 million to the plan in 2006, 2005, and 2004, respectively.

We also have an Annual Incentive Plan. The aggregate award under the plan is based on pre-determined targets for cash flow return on average gross capital employed. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense of $6.1 million, $6.4 million, and $6.7 million for this plan in 2006, 2005, and 2004, respectively.

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. As part of our application of SFAS No. 158 for these plans, we recognized a net of tax charge to accumulated other comprehensive loss of $1.9 million at December 31, 2006. The amounts recognized in other current liabilities and other noncurrent liabilities in our consolidated balance sheets for these plans were $0.6 million and $7.9 million in 2006 and $0.2 million and $2.8 million in 2005, respectively. We recognized expense for these plans of $1.4 million, $1.0 million, and $0.4 million in 2006, 2005, and 2004, respectively.

In the third quarter of 2005, we paid $3.8 million to officers and certain members of senior management upon termination of a long term incentive plan and recorded expense in 2005 of $3.5 million for this plan. Under the plan, participants were to receive a specified percentage of aggregate value created upon completion of a three-year performance measurement period as defined in the plan. Value created

CF INDUSTRIES HOLDINGS, INC.

was based on specified return on equity targets. In 2004, we recognized expense under this plan of $0.3 million.

6.                 Other Operating—Net

Details of other operating costs are as follows:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Bartow costs	$22.6	$15.3	$15.3
Fixed asset disposals	0.2	(2.2)	—
Other environmental costs	—	—	8.1
Litigation costs	(1.4)	0.6	1.7
Goodwill impairment	—	0.4	—
	$21.4	$14.1	$25.1

Bartow costs are primarily provisions for asset retirement obligations which include closure and post-closure monitoring costs for the phosphogypsum stack and cooling pond, and water treatment costs which increased during 2006. See Note 9—Asset Retirement Obligations for additional information. Bartow costs also include provisions for facility demolition which increased during 2006 as a result of actual experience gained and plans for additional plant demolition work as a cost effective means of removing residual materials from the site.

Fixed asset disposals in 2005 include gains on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

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

CF INDUSTRIES HOLDINGS, INC.

7.                 Interest Expense

Details of interest expense are as follows:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Long-term debt	$—	$11.6	$19.8
Notes payable	0.4	0.2	0.2
Fees on financing agreements	1.5	2.2	2.7
Interest on tax assessments	1.0	—	—
	$2.9	$14.0	$22.7

Commitment fees are included in fees on financing agreements.

8.                 Interest Income

Details of interest income are as follows:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Interest on cash, cash equivalents
and short-term investments	$12.2	$14.0	$5.3
Patronage refunds from CoBank	0.3	0.5	0.5
Finance charges and other	—	0.1	0.1
	$12.5	$14.6	$5.9

9.                 Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations and FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs).

FIN No. 47 provides guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. In the fourth quarter of 2005, we adopted FIN No. 47 and recorded a $4.6 million ($2.8 million, after taxes) cumulative effect of a change in accounting principle. If the change in accounting had been applied retroactively as of the beginning of 2004, our pro forma results would have been a net loss of $36.4 million in 2005 and net earnings of $67.6 million in 2004.

CF INDUSTRIES HOLDINGS, INC.

The balances of AROs and changes thereto are summarized below. AROs are reported in other noncurrent liabilities and accrued expenses in our consolidated balance sheet. Expenditures are reported as an operating activity in our consolidated statement of cash flows.

	Phospho-	Mine
	gypsum	Reclamation	Other
	Stack Costs	Costs	AROs	Total
	(in millions)
Obligation at January 1, 2004	$23.4	$14.1	$—	$37.5
Accretion expense	1.9	1.1	—	3.0
Liabilities incurred	15.4	1.2	—	16.6
Expenditures	(8.0)	(1.0)	—	(9.0)
Change in estimate	1.2	3.4	—	4.6
Obligation at December 31, 2004	33.9	18.8	—	52.7
Cumulative effect of a change in accounting principle	—	—	4.6	4.6
Reclassification from environmental liabilities	—	—	2.2	2.2
Accretion expense	2.7	1.5	—	4.2
Liabilities incurred	—	2.3	—	2.3
Expenditures	(10.7)	(0.8)	(1.0)	(12.5)
Change in estimate	20.3	0.7	—	21.0
Obligation at December 31, 2005	46.2	22.5	5.8	74.5
Accretion expense	3.5	1.8	0.3	5.6
Liabilities incurred	—	1.6	—	1.6
Expenditures	(9.3)	(0.7)	(3.0)	(13.0)
Change in estimate	6.9	3.3	8.2	18.4
Obligation at December 31, 2006	$47.3	$28.5	$11.3	$87.1

In the table above, other AROs are those resulting from FIN No. 47 that have been recognized in our financial statements. If we had applied the provisions of FIN No. 47 as of the beginning of the earliest period presented, other AROs would have increased by $6.2 million and $6.5 million as of January 1, 2004 and December 31, 2004, respectively.

Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. The liability for phosphogypsum stack costs includes closure and post-closure monitoring for the active stack at Plant City, the Bartow stack that is in the process of closure, cooling ponds at Bartow and Plant City and water treatment at Bartow and Plant City, as described below. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow stack are currently expected to continue through the year 2008 and closure of the Bartow cooling pond and channels are estimated to occur in the years 2016 to 2023. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2023 to 2037 timeframe and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

We incur expenditures to treat water stored in the phosphogypsum stack and cooling pond systems during the process of closure. Until 2004, we believed that it was not reasonably possible to estimate the quantity or timing of such water treatment, if any, because the need to treat water at any particular time may arise from factors other than the process of stack closure and, therefore, a reasonable estimate of

CF INDUSTRIES HOLDINGS, INC.

future water treatment costs associated solely with closure could not be made. In late 2004, the Florida Department of Environmental Protection (DEP) published revisions to the regulations governing closure and long-term maintenance of phosphogypsum stack systems that became effective in July 2005. The revised regulations added specific requirements for inclusion of water management plans and estimated costs based on assumed end-of-life closure of the entire stack system. As a result of evaluating the new DEP requirements, we determined in 2004 that, based on experience with closure activities and development of refined assumptions, amounts for water treatment directly associated with ultimate closure of the Plant City stack system and the Bartow stack system could be reasonably estimated.

The $15.4 million identified as liabilities incurred in 2004 was our estimate of water treatment obligations. This amount consists of $7.1 million for Bartow, which was charged to other operating expenses in 2004 rather than capitalized because Bartow is a closed facility, and $8.3 million for Plant City, which was capitalized as property, plant and equipment and is being depreciated over a twenty-year period beginning in 2005. Water treatment expenditures at Bartow are currently estimated to extend through 2056, and such expenditures at Plant City are estimated to occur primarily in the 2033 to 2087 time frame. The estimates are subject to change at any time in the future.

The $20.3 million change in estimate in phosphogypsum stack closure costs in 2005 was primarily the result of a revised closure plan for the Plant City phosphogypsum stack and cooling pond systems that was prepared and filed with the DEP in December 2005 in accordance with the July 2005 revision of DEP regulations, and similarly updated estimates for the Bartow stack and cooling pond. Previous estimates were based on a closure plan developed in 2001 that incorporated certain assumptions regarding the scope of closure work and preliminary engineering estimates of costs. The 2005 Plant City closure plan includes an expanded scope of closure work, and additional costs for water treatment and post-closure monitoring based on actual experience gained from the recently completed closure of the original Plant City stack and similar sites. The estimates for Bartow included similar updates of water treatment and post-closure monitoring costs.

The $6.9 million change in estimate in phosphogypsum stack closure costs in 2006 was primarily the result of revised cost estimates for water treatment and stack closure at Bartow. The estimated volume of water to be treated over the next two years was increased based on experience obtained in 2006, the need to reduce water levels to accommodate cooling pond closure, and higher estimates of seepage. The need for additional cooling channel closure work was also identified, as well as higher costs for previously planned channel closure work, largely due to increases in earthwork costs. The $3.3 million change in estimate in mine reclamation costs in 2006 was a combination of higher earthwork costs and additional required restoration work. The $8.2 million change in estimate in other ARO costs in 2006 was primarily the result of revised cost estimates to close the Bartow plant site and wastewater treatment systems, and a revised plan for storm water management. Bartow AROs are reported in other operating—net in our consolidated statements of operations. See Note 6—Other Operating—Net for additional information.

We have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex; at Canadian Fertilizer’s Medicine Hat, Alberta nitrogen complex; and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2006 dollars is between $12 million and $15 million. We have not recorded a liability for these conditional AROs at December 31, 2006, because we do not currently believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past,

CF INDUSTRIES HOLDINGS, INC.

can extend the physical lives of our Donaldsonville and Medicine Hat facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

In March 2006, we made an initial contribution of $11.1 million to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida’s regulations governing financial assurance related to the closure of phosphogypsum stacks. We expect to contribute another $9.4 million in the first quarter of 2007. Then, over the next nine years, we expect to contribute between $4 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $85 million. After 2016, contributions to the fund are estimated to average less than $1 million annually for the following 17 years. The balance in the account is estimated to be approximately $170 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in this account is reported as an asset at fair value on our consolidated balance sheet.

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

10.   Minority Interest

In accordance with CFL’s governing agreements, CFL’s earnings are available for distribution to its members based on approval by CFL’s shareholders. Amounts reported as minority interest in the consolidated statement of operations represent the interest of the 34% minority holder of CFL’s common and preferred shares in the distributed and undistributed earnings of CFL. Amounts reported as minority interest on the consolidated balance sheet represent the interests of the holder of 34% of CFL’s preferred stock and the holders of 51% of CFL’s common stock.

CF INDUSTRIES HOLDINGS, INC.

11.          Impairment of Investments in Unconsolidated Subsidiaries

The impairment of $1.1 million in 2004 consists of a write-off of the carrying value of our investment in Big Bend Transfer Co., L.L.C. (refer to Note 16—Investments in Unconsolidated Subsidiaries for additional information).

12.          Income Taxes

The components of earnings before income taxes are:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Domestic	$52.2	$90.8	$107.5
Non-U.S.	0.8	1.7	1.5
	$53.0	$92.5	$109.0

The income tax provision consisted of the following:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Current
Federal	$7.5	$9.5	$4.3
Foreign	2.4	(2.5)	3.8
State	0.4	0.2	(0.5)
	10.3	7.2	7.6
Deferred
Federal	9.6	17.8	27.8
Foreign	—	(0.4)	—
State	(0.2)	4.2	6.0
Valuation allowance	—	99.9	—
	9.4	121.5	33.8
Income tax expense on earnings before equity in earnings of unconsolidated subsidiaries and cumulative effect of a change in accounting principle	19.7	128.7	41.4
Tax effect of equity in earnings of unconsolidated subsidiaries	—	—	0.1
Tax effect of the cumulative effect of a change in accounting principle	—	(1.8)	—
Tax effects of items in other comprehensive income (loss)
Unrealized gain (loss) on hedging derivatives	(3.1)	4.6	(5.2)
Unrealized gain on securities	0.2	0.1	—
Pensions and other defined benefit plans	5.7	(1.9)	(4.3)
Income tax expense on comprehensive income (loss)	$22.5	$129.7	$32.0

CF INDUSTRIES HOLDINGS, INC.

Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2006		2005		2004
	(in millions, except percentages)
Earnings before income taxes	$53.0		$92.5		$109.0
Expected tax at U.S. statutory rate	18.5	35.0%	32.4	35.0%	38.2	35.0%
State income taxes, net of federal	0.7	1.3%	2.8	3.0%	3.5	3.2%
Non-deductible items	1.1	2.1%	2.3	2.5%	0.2	0.2%
Valuation allowance	—	—	99.9	108.0%	—	—
Foreign tax refunds	—	—	(6.1)	-6.6%	—	—
Other	(0.6)	-1.2%	(2.6)	-2.8%	(0.5)	-0.4%
Income tax at effective rate	$19.7	37.2%	$128.7	139.1%	$41.4	38.0%

In 2005, we received a Canadian income tax refund of $6.1 million for the tax years 1997 through 2004 that resulted from the application of an exemption under the tax treaty between Canada and the United States.

Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$99.9	$99.9
Net operating loss carryforward, post-IPO	0.1	7.3
Asset retirement obligations	23.9	21.0
Retirement and other employee benefits	34.3	17.7
Unrealized loss on hedging derivatives	11.9	0.5
Mining reclamation and restoration	3.9	2.6
Other	10.6	13.3
	184.6	162.3
Valuation allowance	(99.9)	(99.9)
	84.7	62.4
Deferred tax liabilities
Depreciation and amortization	(46.4)	(37.8)
Depletable mineral properties	(24.7)	(25.7)
Deferred patronage from CFL	(21.3)	(13.1)
Other	(0.4)	—
	(92.8)	(76.6)
Net deferred tax liability	(8.1)	(14.2)
Less amount in current liabilities	(9.8)	(5.8)
Noncurrent asset (liability)	$1.7	$(8.4)

CF INDUSTRIES HOLDINGS, INC.

Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.’s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.’s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.’s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.’s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CF Industries, Inc. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

On May 13, 2005, the Canadian Income Tax Act was amended to disallow the deduction of certain patronage distributions paid after March 22, 2004 to non-arms-length persons. In the settlement of CFL’s audit for the tax years 1997 through 2000, the Canada Revenue Agency (CRA) agreed that CFL has operated at arms-length with CF Industries with respect to the deductibility of patronage payments to CF Industries for the 2004 taxation year, and the Company believes it has continued to operate on an arms-length basis.

Although CFL is not currently under audit by the Canadian tax authorities, CFL received a preliminary inquiry from the CRA in 2005, which questioned whether CFL’s past patronage distributions had met the requirements for full deductibility under Canadian income tax law. While CFL believes its distributions complied with applicable law, CFL could be subject to material Canadian income tax liabilities if its distributions were determined to fail to meet the requirements for deductibility under Canadian tax law.

13.          Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2006	2005
	(in millions)
Trade	$107.8	$48.0
Other	6.1	4.8
	$113.9	$52.8

Trade accounts receivable includes amounts due from related parties. For additional information regarding related party transactions, see Note 30—Related Party Transactions.

CF INDUSTRIES HOLDINGS, INC.

14.          Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(in millions)
Fertilizer	$135.1	$196.1
Spare parts, raw materials and supplies	41.0	31.6
	$176.1	$227.7

15.          Other Current Assets and Other Current Liabilities

Other current assets consist of the following:

	December 31,
	2006	2005
	(in millions)
Margin deposits	$11.8	$28.4
Unrealized gains on natural gas derivatives	0.3	10.6
Product exchanges	1.4	10.5
Prepaid expenses	4.0	4.9
	$17.5	$54.4

Other current liabilities consist of the following:

	December 31,
	2006	2005
	(in millions)
Unrealized losses on natural gas derivatives	$38.0	$9.9
Product exchanges	0.9	3.5
	$38.9	$13.4

16.          Investments in Unconsolidated Subsidiaries

In 2005, we sold our interest in CF Martin Sulphur, L.P. (CFMS), a molten sulfur supplier to the central Florida phosphate industry, to our joint venture partner, an affiliate of Martin Resource Management, for $18.6 million. The transaction did not have a material impact on our consolidated statement of operations, as the selling price approximated the carrying value of our investment in CFMS. Concurrent with the sale, we entered into a multi-year sulfur supply contract with CFMS with terms commensurate with prevailing market rates.

We also have a one-third ownership interest in Big Bend Transfer Co., L.L.C., a joint venture that had plans to develop a facility to convert imported dry sulfur into liquid. As a result of a fundamental shift in the economics of converting dry sulfur to liquid, management determined in 2004 that that the carrying value of the investment could no longer be recovered. Accordingly, an impairment loss of $1.1 million was recognized in 2004. The carrying value of this investment is zero at December 31, 2006 and 2005.

CF INDUSTRIES HOLDINGS, INC.

17.          Property, Plant and Equipment—Net

Property, plant and equipment—net consists of the following:

	December 31,
	2006	2005
	(in millions)
Land	$28.3	$28.5
Mineral properties	188.7	188.1
Manufacturing plants and equipment	1,926.8	1,927.5
Distribution facilities and other	218.1	219.2
Construction in progress	18.2	13.9
	2,380.1	2,377.2
Less: Accumulated depreciation, depletion and amortization	1,783.1	1,747.1
	$597.0	$630.1

18.          Other Assets

Other assets are summarized as follows:

	December 31,
	2006	2005
	(in millions)
Spare parts	$25.6	$23.4
Nonqualified employee benefit trusts	11.1	9.6
Investment in CoBank	5.1	5.3
Deferred financing agreement fees	1.9	2.5
Other	2.5	3.6
	$46.2	$44.4

19.          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
	(in millions)
Accounts payable	$37.4	$64.0
Accrued natural gas costs	71.9	50.9
Payroll and employee related costs	19.3	17.3
Asset retirement obligations—current portion	14.7	11.9
Other	29.0	27.5
	$172.3	$171.6

Payroll and employee related costs includes accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Other includes accrued interest, utilities, property taxes, sales incentives, maintenance and professional services.

20.          Customer Advances

Customer advances represent cash received from customers following acceptance of orders under our forward pricing program (FPP). Customer advances, which typically represent a significant portion of the contract’s sales value, are received shortly after the contract is executed, with any remaining amount generally being collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title transfers upon shipment or

CF INDUSTRIES HOLDINGS, INC.

delivery of the product to customers. As of December 31, 2006, we had approximately 1.7 million tons of product committed to be sold under the FPP in 2007.

21.          Long-Term Debt, Credit Agreement and Notes Payable

Long-Term Debt

On August 17, 2005, we prepaid our outstanding long-term debt balance of $235.6 million and recorded a loss on extinguishment of debt of $28.3 million. The loss consisted of prepayment penalties of $26.4 million and the write-off of deferred financing fees of $1.9 million.

Credit Agreement

On August 16, 2005, we replaced our previous $140 million, senior secured revolving credit facility with a $250 million, senior secured revolving credit facility (the credit facility) with JPMorgan Chase Bank, N.A., acting as administrative agent (JPMorgan Chase), which is scheduled to be available until August 16, 2010. The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

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

CF Industries, Inc. is entitled to borrow at interest rates based on (1) the Base Rate (which is the higher of (i) the rate most recently announced by JPMorgan Chase as its “prime” rate and (ii) the federal funds rate plus 1/2 of 1% per annum) plus a margin applied to either rate ranging from 0.00 percent to 0.375 percent, and (2) the applicable Eurodollar Rate (which is the London Interbank Eurodollar Rate adjusted for reserves) plus an applicable margin that ranges from 1.375 percent to 1.625 percent. Letters of credit issued under the credit facility accrue fees at the applicable Eurodollar Rate borrowing margin. The applicable margins vary depending on the average daily availability for borrowing under the credit facility during CF Industries, Inc.’s most recent calendar quarter. CF Industries, Inc. is also required to pay certain fees, including fees based on the unused portion of the credit facility and fronting fees on undrawn amounts under outstanding letters of credit, and expenses in connection with the credit facility.

The credit facility is guaranteed by CF Holdings and certain of the domestic subsidiaries of CF Industries, Inc. (collectively, the Guarantors and, together with CF Industries, Inc., the Loan Parties) and secured by (i) perfected, first-priority liens (subject to permitted liens) on substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, (ii) perfected, first-priority liens or pledges (subject to permitted liens) on 100% of the equity interests of each Loan Party’s direct and indirect domestic subsidiaries other than immaterial subsidiaries and on 65% of the equity interests of each Loan Party’s first-tier foreign subsidiaries and (iii) a first-priority lien (subject to permitted liens) on the real property located in Donaldsonville, Louisiana.

Optional prepayments and optional reductions of the unutilized portion of the secured credit facility are permitted at any time, subject to, among other things, reimbursement of the lenders’ redeployment costs in the case of a prepayment of Eurodollar Rate borrowings. Mandatory prepayments are required, subject to certain exceptions, in certain instances (such as upon certain asset sales, receipt of proceeds of insurance and condemnation events in excess of $5 million and issuances of debt or equity) at any time

CF INDUSTRIES HOLDINGS, INC.

after CF Industries, Inc.’s average daily cash availability amount is less than $75 million for any 10 business day period and until such time as CF Industries, Inc.’s average daily cash availability amount is equal to or exceeds $75 million for a period of 60 consecutive days.

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

As of December 31, 2006, there was approximately $176.4 million of available credit (based on the borrowing base) and there were no loans or letters of credit outstanding under the credit facility.

Notes Payable

From time to time, CFL receives advances from us and from CFL’s minority interest holder to finance major capital expenditures. The advances outstanding are evidenced by an unsecured promissory note due December 31, 2009 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL’s minority interest holder. The carrying value of notes payable approximates fair value.

22.          Leases

We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to five years and the barge charter commitments currently have terms of one year. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, IL. The corporate office lease agreement includes leasehold incentives, rent holidays

CF INDUSTRIES HOLDINGS, INC.

and scheduled rent increases that are expensed on a straight-line basis in accordance with SFAS No. 13—Accounting for Leases. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2006 are shown below.

Operating
Lease Payments
(in millions)
2007	$20.0
2008	11.9
2009	9.6
2010	4.6
2011	3.2
Thereafter	9.1
$58.4

Total rent and charter expense for cancelable and noncancelable operating leases was $23.5 million for the year ended December 31, 2006, $21.6 million for 2005, and $19.3 million for 2004.

23.          Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	December 31,
	2006	2005
	(in millions)
Asset retirement obligations	$87.1	$74.5
Less: Current portion in accrued expenses	14.7	11.9
Noncurrent portion	72.4	62.6
Benefit plans and deferred compensation	71.7	35.6
Environmental and related costs	6.3	6.7
Deferred rent	1.8	—
	$152.2	$104.9

Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 9). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 5). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 6).

24.          Derivative Financial Instruments

We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our forward pricing program.

CF INDUSTRIES HOLDINGS, INC.

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

During the second half of 2005, volatility in the natural gas environment increased our uncertainty regarding future operating rates and required that we increase our flexibility in product sourcing decisions. This increased flexibility in sourcing reduced our ability to predict future natural gas requirements with a high degree of certainty and led us to discontinue hedge accounting beginning in the fourth quarter of 2005. Changes in the fair value of the derivatives not designated as hedges are recorded in cost of sales as the changes occur. We continue to use natural gas derivatives, primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes. Cash flows related to natural gas derivatives are reported as operating activities.

For the year 2006, we recorded directly to cost of sales derivative losses of $93.7 million, consisting of $63.0 million in realized losses and $30.7 million of unrealized mark-to-market losses. In 2005, we recorded directly to cost of sales net gains of approximately $14.0 million, primarily for hedge positions terminated in the third quarter, offset by unrealized mark-to-market losses of $9.3 million in the fourth quarter on derivatives not designated as hedges. Ineffective gains and losses in 2005 and 2004 when hedge accounting was being applied were insignificant.

At December 31, 2006, we had unrealized losses of $37.8 million on 30.6 million MMBtus of gas swap contracts. At December 31, 2005, we had unrealized losses of $0.5 million on 14.1 million MMBtus of gas swap contracts.

25.          Stockholders’ Equity

Common Stock

We have 500 million shares of common stock, $0.01 par value per share, authorized, of which 55,172,101 shares were outstanding as of December 31, 2006. At December 31, 2006, we had 4,842,798 shares of common stock available for future awards under the 2005 Equity and Incentive Plan, of which 2,725,398 shares were available to be issued for stock awards other than stock options and stock appreciation rights.

Changes in common shares outstanding through December 31, 2006 are as follows:

2006
Initial public offering	55,027,723
Issuance of restricted stock	134,378
Exercise of stock options	10,000
Common stock outstanding	55,172,101

Dividend Restrictions

Our ability to pay dividends on our common stock is limited under the terms of our JP Morgan Chase Bank, N.A. $250 million senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement.

CF INDUSTRIES HOLDINGS, INC.

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

If any person or group acquires shares representing 15% or more of the outstanding shares of our common stock, the rights will entitle a holder, other than such person, any member of such group or related person, all of whose rights will be null and void, to acquire a number of additional shares of our common stock having a market value of twice the exercise price of each right. If we are involved in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring or surviving company’s common stock having a market value at that time of twice the right’s exercise price.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income

Stockholders’ equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign	Unrealized	Unrealized	Minimum		Accumulated
	Currency	Gain	Gain (Loss)	Pension	Defined	Other
	Translation	on	on	Liability	Benefit	Comprehensive
	Adjustment	Securities	Derivatives	Adjustment	Plans	Income (Loss)
	(in millions)
Balance at December 31, 2003	$(4.1)	$—	$5.7	$—	$—	$1.6
Net change	0.4	—	(7.8)	(6.5)	—	(13.9)
Balance at December 31, 2004	(3.7)	—	(2.1)	(6.5)	—	(12.3)
Net change	0.8	0.1	6.8	(2.8)	—	4.9
Balance at December 31, 2005	(2.9)	0.1	4.7	(9.3)	—	(7.4)
Net change	—	0.3	(4.7)	8.5	—	4.1
Adoption of SFAS No. 158	—	—	—	0.8	(30.9)	(30.1)
Balance at December 31, 2006	$(2.9)	$0.4	$—	$—	$(30.9)	$(33.4)

The unrealized gain (loss) on derivatives was from natural gas derivatives that were designated as cash flow hedges. In the fourth quarter of 2005, we discontinued hedge accounting, thereby no longer deferring such unrealized gains and losses into OCI. The balances at December 31, 2005 and December 31, 2004 were reclassified into earnings in 2006 and 2005, respectively. See Note 24 for additional information on derivatives.

In 2006 we adopted SFAS No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R. The $30.9 million defined benefit pension plan adjustment at December 31, 2006, is net of a deferred tax benefit of $18.7 million. This adjustment represents the impact of recognizing the funded status of pension and other postretirement benefit liabilities on the consolidated balance sheet. The $9.3 million minimum pension liability adjustment at December 31, 2005 is net of a deferred tax benefit of $6.2 million. The $6.5 million minimum pension liability adjustment at December 31, 2004 is net of a deferred tax benefit of $4.4 million. See Note 5 for additional information on pension and other postretirement benefits.

The unrealized gain on securities of $0.3 million in 2006 is net of deferred taxes of $0.2 million. The unrealized gain on securities of $0.1 million in 2005 is net of deferred taxes of $0.1 million. The unrealized gain relates to securities in our nonqualified employee benefit plan trust.

26.          Stock-Based Compensation

2005 Equity and Incentive Plan

In connection with our IPO, our board of directors adopted the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (the plan). Under the plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

CF INDUSTRIES HOLDINGS, INC.

Share Reserve

We have reserved a total 8,250,000 shares of our common stock and at December 31, 2006, we had 4,842,798 shares currently available for future awards under the plan, but no more than 2,725,398 shares of our common stock are available for issuance under the plan for any awards other than stock options and stock appreciation rights. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the plan. If a participant pays the exercise price of an option by delivering to us previously owned shares, only the number of shares we issue in excess of the surrendered shares will count against the plan’s share limit. Also, if the full number of shares subject to an option is not issued upon exercise for any reason (including to satisfy a minimum tax withholding obligation), only the net number of shares actually issued upon exercise will count against the plan’s share limit. Our current source of shares for restricted stock grants and stock option exercises is newly issued shares.

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

Stock Options

Under the 2005 Equity and Incentive Plan, we granted to plan participants nonqualified options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of the options is ten years and one-third of the options vest on each of the first three anniversaries of the date of grant. Accelerated vesting provisions exist for participants eligible for retirement at specified ages.

The fair value of each stock option award was estimated using the Black-Scholes option valuation model that uses the assumptions shown in the following table.

	2006	2005
Expected volatility	34%-36%	36%-44%
Expected life of stock options	4-6 Years	4-6 Years
Risk-free interest rate	4.6%-5%	4.2%
Dividend yield	0.5%	0.5%

In 2006, expected volatilities were based on historical and implied volatilities from the stock of comparable companies and one year of our historical stock prices. In 2005, expected volatilities were based on implied volatilities from the stock of comparable companies and other factors. The expected term of options granted was estimated based on the contractual term of the instruments and participant’s expected exercise and post-vesting employment termination behavior. The risk-free rate for the expected life of the options was based on the U.S. Treasury yield curve in effect at the time of grant.

CF INDUSTRIES HOLDINGS, INC.

A summary of stock option activity under the plan at December 31, 2006 is presented below:

				Aggregate
		Weighted-	Weighted-Average	Intrinsic
		Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	$ in millions
Outstanding at January 1, 2006	2,720,100	$16.00
Granted	534,700	$15.68
Exercised	(10,000)	$16.00
Forfeited	(9,700)	$17.71
Outstanding at December 31, 2006	3,235,100	$15.94	8.8	$31.4
Exercisable at December 31, 2006	897,800	$16.00	8.6	$8.7

The exercisable shares shown above do not include shares that would become immediately exercisable upon the retirement of certain participants who were eligible for age-based accelerated vesting. Such shares are considered vested for compensation expense recognition purposes.

Cash received from stock option exercises for the year ended December 31, 2006 was $160,000, and the actual tax benefit realized was approximately $18,000. The pre-tax intrinsic value of stock options exercised in 2006 was $51,000. No options were exercised in 2005.

A summary of the status of our nonvested stock options as of December 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of January 1, 2006	2,541,432	$7.23
Granted	534,700	5.86
Vested	(980,732)	6.73
Exercised	(10,000)	7.39
Forfeited	(9,700)	6.98
Nonvested as of December 31, 2006	2,075,700	7.01

As of December 31, 2006, certain participants met age requirements that allowed their options to qualify for accelerated vesting upon retirement. The vested shares shown above include options that became exercisable and options that would become exercisable upon the retirement of participants who were eligible for such accelerated vesting.

The weighted average grant date fair value per share for stock options granted in 2006 was $5.86 and for options granted in 2005 was $7.12. As of December 31, 2006 and 2005, the total grant date fair value of vested options, including options that would vest upon retirement, was $7.8 million and $1.0 million, respectively.

Restricted Stock

Under the 2005 Equity and Incentive Plan, we granted certain key employees and non-management members of our Board of Directors shares of restricted stock. The grant date fair value of the restricted stock is equal to the market price of our common stock on the date of grant. The restricted stock awarded to key employees vests three years from the date of grant; however, accelerated vesting provisions exist for participants eligible for retirement at specified ages. The restricted stock awarded to non-management members of our Board of Directors vests the earlier of one year from the date of grant or the date of the

CF INDUSTRIES HOLDINGS, INC.

next annual shareholder meeting. During the vesting period, the holders of the restricted stock are entitled to dividends and voting rights.

A summary of restricted stock activity under the plan at December 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2006	27,724	16.26
Granted	134,378	15.27
Restrictions lapsed	(27,724)	16.26
Outstanding at December 31, 2006	134,378	15.27

In 2006, we realized an actual tax benefit of approximately $220,000 for restricted stock awards in which the restrictions lapsed or the awards became effectively vested.

Compensation Cost

Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Years ended December 31,
	2006	2005
	(in millions)
Stock-based compensation expense	$8.1	$3.7
Income tax benefit	(3.1)	(1.5)
Stock-based compensation expense, net of income taxes	$5.0	$2.2

As of December 31, 2006, pre-tax unrecognized compensation cost for stock options, net of estimated forfeitures was $11.6 million and will be recognized as expense over a weighted average period of 1.4 years. As of December 31, 2006 pre-tax unrecognized compensation cost for restricted stock awards, net of estimated forfeitures, was $1.4 million and will be recognized as expense over a weighted average period of 1.6 years.

An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. In 2006, excess tax benefits were insignificant.

27.          Other Financial Statement Data

The following provides additional information relating to cash flow activities:

	Years ended December 31,
	2006	2005	2004
	(in millions)
Cash paid during the year
Interest	$2.9	$17.9	$24.2
Income taxes—net of refunds	7.5	6.8	8.7

CF INDUSTRIES HOLDINGS, INC.

28.          Contingencies

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

The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the United States Department of Justice (DOJ) for enforcement. The Company has entered into discussions with the DOJ that have included not only the issues identified in the NOV but other operational practices of the Company and its competitors. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

CF INDUSTRIES HOLDINGS, INC.

In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA’s inspection did not identify hazardous waste disposal issues impacting the site. The EPA’s sampling results appear to be consistent with the Company’s results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has evaluated and is remediating the impacts resulting from its historic activities, the DOJ and the EPA have indicated that they will be seeking additional environmental investigation at the facilities subject to the enforcement initiative, including Plant City. In addition, we understand that the EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid. The EPA has requested and the Company has provided copies of existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

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

CF INDUSTRIES HOLDINGS, INC.

Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2006, 2005, and 2004 are as follows. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2006
Net sales
Ammonia	$442.1	$—	$442.1
Urea	638.2	—	638.2
UAN	382.5	—	382.5
DAP	—	385.5	385.5
MAP	—	96.8	96.8
Other	4.4	—	4.4
	1,467.2	482.3	1,949.5
Cost of sales	1,368.7	433.6	1,802.3
Gross margin	$98.5	$48.7	$147.2

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2005
Net sales
Ammonia	$436.0	$—	$436.0
Urea	626.5	—	626.5
UAN	403.1	—	403.1
DAP	—	343.8	343.8
MAP	—	94.9	94.9
Other	4.1	—	4.1
	1,469.7	438.7	1,908.4
Cost of sales	1,296.8	402.4	1,699.2
Gross margin	$172.9	$36.3	$209.2

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2004
Net sales
Ammonia	$399.5	$—	$399.5
Urea	515.9	—	515.9
UAN	354.1	—	354.1
DAP	—	305.3	305.3
MAP	—	71.5	71.5
Other	4.4	—	4.4
	1,273.9	376.8	1,650.7
Cost of sales	1,080.1	354.5	1,434.6
Gross margin	$193.8	$22.3	$216.1

CF INDUSTRIES HOLDINGS, INC.

	_Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2006	$59.2	$33.1	$2.3	$94.6
Year ended December 31, 2005	63.0	32.0	2.5	97.5
Year ended December 31, 2004	71.4	35.1	2.1	108.6
Capital expenditures—net
Year ended December 31, 2006	$25.9	$32.2	$1.2	$59.3
Year ended December 31, 2005	44.4	25.6	(0.6)	69.4
Year ended December 31, 2004	13.8	16.2	3.7	33.7
Assets
December 31, 2006	$493.9	$426.9	$369.6	$1,290.4
December 31, 2005	552.5	408.9	266.7	1,228.1
December 31, 2004	557.8	428.8	570.1	1,556.7

Enterprise-wide data by geographic region is as follows:

	Year Ended December 31
	2006	2005	2004
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$1,585.0	$1,576.9	$1,345.8
Canada	206.9	199.9	172.7
Export	157.6	131.6	132.2
	1,949.5	1,908.4	1,650.7

	December 31,
	2006	2005	2004
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$553.9	$582.3	$613.8
Canada	43.1	47.8	31.8
Consolidated	$597.0	$630.1	$645.6

Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year Ended December 31
	2006	2005	2004
	(in millions)
Sales by major customer
Agriliance (1)	$490.2	$555.9	$481.8
GROWMARK, Inc.	240.2	255.2	206.8
ConAgra (2)	213.6	146.1	114.4
Others	1,005.5	951.2	847.7
Consolidated	$1,949.5	$1,908.4	$1,650.7

(1)        Agriliance, LLC (Agriliance), a 50-50 joint venture between CHS Inc. (CHS) and Land O’Lakes, Inc.

(2)        ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc. (ConAgra).

CF INDUSTRIES HOLDINGS, INC.

30.          Related Party Transactions

Initial Public Offering

Prior to the completion of our initial public offering in August 2005, the eight pre-IPO owners of our predecessor company, CF Industries, Inc., each owned more than 5% of the common stock of CF Industries, Inc., and each nominated one person to serve on the board of directors of CF Industries, Inc.

Pursuant to a reorganization effected in connection with the initial public offering, the pre-IPO owners of CF Industries, Inc. received shares of our common stock and cash in exchange for their outstanding equity interests in CF Industries, Inc. In the aggregate, these pre-IPO owners received 7,562,499 shares of our common stock and $715.4 million in cash. The cash amount represented all of the proceeds to us from the public offering, after deducting underwriting discounts and commissions.

GROWMARK, Inc. (GROWMARK) and CHS, Inc. (CHS), are significant holders of our common stock. As of December 31, 2006, GROWMARK was the beneficial owner of approximately 9% of our outstanding common stock, and CHS was the beneficial owner of approximately 3% of our outstanding common stock. William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are members of our board of directors.

Registration Rights Agreement

In connection with our initial public offering and related reorganization, we entered into a registration rights agreement with GROWMARK. Pursuant to this agreement, GROWMARK has certain demand and piggyback registration rights with respect to the 5,412,103 shares of our common stock that it received in the reorganization, of which it still held 4,912,103 shares at December 31, 2006. These shares are referred to as the registrable securities. Under the registration rights agreement, the holders of not less than 25% of the outstanding registrable securities may request up to two demand registrations. Pursuant to the registration rights agreement, we are required to pay all registration expenses required to register the registrable securities, subject to certain limitations. No securities have been registered pursuant to this agreement and we have not incurred any expenses under this agreement.

Product Sales

Agriliance accounted for 25% of consolidated net sales in 2006 and 29% of consolidated net sales in 2005 and 2004. GROWMARK accounted for 12%, 14%, and 13% of our consolidated net sales in 2006, 2005, and 2004, respectively. See Note 29 for additional information on sales to Agriliance and GROWMARK.

In 2005 and 2004, sales to our pre-IPO owners, including Agriliance and GROWMARK, accounted for $1,062.7 million or 56% of our consolidated net sales and $881.6 million, or 53% of consolidated net sales, respectively.

In addition to purchasing fertilizer from us, Agriliance and GROWMARK also contracted with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we received approximately $1.3 million, $1.5 million, and $0.4 million from Agriliance in 2006, 2005, and 2004, respectively, and we received $0.7 million and $0.2 million from GROWMARK in 2006 and 2005, respectively. We also received $0.2 million and $0.1 million in 2005 and 2004 from other pre-IPO owners.

Accounts Receivable

Accounts receivable at December 31, 2006 and December 31, 2005 includes $22.5 million and $7.5 million due from Agriliance and $9.1 million and $4.8 million due from GROWMARK.

CF INDUSTRIES HOLDINGS, INC.

Supply Contracts

In connection with our initial public offering, we entered into multi-year supply contracts with Agriliance and GROWMARK relating to purchases of fertilizer products. The initial terms of the supply contracts last until June 30, 2008 for the contract with GROWMARK and until June 30, 2010 for the contract with Agriliance. The terms will be automatically extended for successive one-year periods unless a termination notice is given by either party.

Each contract specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell, and the customer is obligated to purchase, during the first contract year. Thereafter, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not less than 95% nor more than 100% of the prior year’s sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by the customer which is not less than 65% nor more than 100% of the then applicable sales target volume. The contracts also contain reciprocal “meet or release” provisions pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party’s willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The “meet or release” provisions may not, however, reduce the requirements volume.

The prices for product sold under the supply contracts vary depending on the type of sale selected by the customer. The customer may select (i) cash sales at prices that are published in our weekly cash price list, (ii) index sales at a published index price, (iii) forward pricing sales under our forward pricing program, or (iv) sales negotiated between the parties. The supply contracts also provide for performance incentives based on (i) the percentage of the sales target volume actually purchased, (ii) the timing of purchases under our forward pricing program, (iii) the amount of purchases under our forward pricing program, (iv) specifying a requirement volume in excess of the then applicable minimum requirement volume, and (v) quantity discounts for overall volume.

We have agreed with Agriliance and GROWMARK that the prices charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all of our similarly situated customers, and that the performance incentives offered to them will be equal to the highest comparable incentives offered to other requirement contract customers. We believe the performance incentives offered under these supply contracts are consistent with the incentives offered to similarly situated customers in our industry in transactions between unaffiliated parties.

Our supply contracts with Agriliance and GROWMARK also provide them with a right of first offer for the purchase of certain of our storage and terminal facilities. A portion of GROWMARK’s requirement volume is also contingent on the purchase from GROWMARK by one of its customers of specified amounts of certain fertilizer products.

Net Operating Loss Carryforwards

Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.’s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law

CF INDUSTRIES HOLDINGS, INC.

whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

In connection with the IPO and related reorganization, we entered into an NOL agreement with the pre-IPO owners of CF Industries, Inc., including CHS and GROWMARK. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.’s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.’s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

Hayes Terminal

During 2005, we sold GROWMARK certain assets of our former terminal in Hayes, Illinois for a gross purchase price of $200,000. We had not operated this terminal since 1987. The board of directors of our predecessor company, CF Industries, Inc., approved this transaction in July 2004, and we believe the terms and conditions of the transaction were no less favorable to us than could have been obtained from an unaffiliated purchaser.

Canadian Fertilizers Limited

GROWMARK owns 9% of the outstanding common stock of CFL, our Canadian joint venture, and elects one director to the CFL board.

31.          Quarterly Data—Unaudited

The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2006. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

CF INDUSTRIES HOLDINGS, INC.

Prior to the consummation of the IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders’ equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries, Inc. The pro forma diluted net earnings (loss) per share information presented below gives effect to the IPO and related reorganization transaction assuming that they had occurred as of the beginning of the earliest period presented.

	Three Months Ended
	March 31		June 30		September 30		December 31
	(in millions, except per share amounts)
2006
Net sales	$400.5		$664.8		$378.0		$506.2
Gross margin	(22.7	)(a)	101.2	(b)	25.8	(c)	42.9	(d)
Net earnings (loss)	(24.6	)(a)	42.6	(b)	7.3	(c)	8.0	(d) (e)
Basic and diluted net earnings (loss) per share	(0.45)		0.77		0.13		0.14
2005
Net sales	$459.3		$626.7		$359.4		$463.0
Gross margin	55.3		95.6		56.0		2.3	(g)
Earnings (loss) before cumulative effect of a change in accounting principle	22.3		42.9		(91.4	)(f)	(10.0	)(g) (h)
Cumulative effect of a change in accounting principle—net of taxes	—		—		—		(2.8)
Net earnings (loss)	22.3		42.9		(91.4	)(f)	(12.8	)(g) (h)
Post—IPO only:
Loss before cumulative effect of a change in accounting principle					(99.5	)(f)	(10.0	)(g) (h)
Cumulative effect of a change in accounting principle—net of taxes					—		(2.8)
Net loss					(99.5	)(f)	(12.8	)(g) (h)
Basic and diluted loss per share before cumulative effect of a change in accounting principle					(1.81)		(0.18)
Cumulative effect of a change in accounting principle—net of taxes					—		(0.05)
Basic and diluted net loss per share					(1.81)		(0.23)
Pro forma per share data:
Basic and diluted earnings (loss) per share before cumulative effect of a change in accounting principle	0.41		0.78		(1.66)		(0.18)
Cumulative effect of a change in accounting principle—net of taxes	—		—		—		(0.05)
Basic and diluted net earnings (loss) per share	0.41		0.78		(1.66)		(0.23)

(a)                 In the first quarter 2006, gross margin and net loss include higher costs of sales primarily related to natural gas, product purchases, and a charge for unrealized mark-to-market losses on natural gas derivatives of $20.0 million ($12.0 million net of taxes or $0.22 per diluted share) (see Note 24).

(b)                 In the second quarter 2006, gross margin and net earnings include income for unrealized mark-to-market gains on natural gas derivatives of $11.7 million ($7.1 million net of taxes or $0.13 per diluted share) (see Note 24).

CF INDUSTRIES HOLDINGS, INC.

(c)                 In the third quarter 2006, gross margin and net earnings include a charge for unrealized mark-to-market losses on natural gas derivatives of $13.0 million ($7.9 million net of taxes or $0.14 per diluted share) (see Note 24).

(d)                 In the fourth quarter 2006, gross margin and net earnings include a charge for unrealized mark-to-market losses on natural gas derivatives of $9.4 million ($5.8 million net of taxes or $0.10 per diluted share) (see Note 24).

(e)                 In the fourth quarter 2006, net earnings includes a charge for changes in asset retirement obligation estimates and other environmental costs of $20.3 million ($12.4 million net of taxes or $0.22 per diluted share) (see Note 6 and Note 9).

(f)                  The third quarter of 2005 includes a non-cash charge of $99.9 million ($1.82 per diluted share) to income tax expense to establish a valuation allowance against net operating loss carryforwards generated when we operated as a cooperative (see Note 12) and a loss on the early extinguishment of debt of $28.3 million ($17.1 million net of taxes or $0.31 per diluted share) (see Note 21).

(g)                 The fourth quarter of 2005 includes higher costs of sales primarily related to natural gas and a charge for the mark-to-market adjustment on natural gas derivatives of $9.3 million ($5.6 million net of taxes or $0.10 per diluted share) (see Note 24).

(h)                 The fourth quarter of 2005 includes a charge for changes in asset retirement obligation estimates and other environmental costs of $10.8 million ($6.5 million net of taxes or $0.12 per diluted share) (see Note 6 and Note 9).

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2006.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.

(b)   Internal Control over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CF Industries Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CF Industries Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

CF INDUSTRIES HOLDINGS, INC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

Item 9B.       Other Information.

None.

CF INDUSTRIES HOLDINGS, INC.

Part III

Item 10.         Directors, Executive Officers and corporate governance.

Information appearing in the Proxy Statement under the headings “Directors and Director Nominees;” “Executive Officers;” “Corporate Governance—Committees of the Board—Audit Committee;” and “Common Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted a Code of Corporate Conduct that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Corporate Conduct is posted on our Internet website, www.cfindustries.com. We will provide an electronic or paper copy of this document free of charge upon request. We will disclose amendments to, or waivers from, the Code of Corporate Conduct on our Internet website, www.cfindustries.com.

Item 11.         Executive Compensation.

Robert C. Arzbaecher, Wallace W. Creek and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company’s Board of Directors.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.”

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership—Common Stock Ownership of Management.”

Equity Compensation Plan Information as of December 31, 2006

Number of securities
	Number of securities		remaining for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	3,235,100	$15.94	4,842,798
Total	3,235,100	$15.94	4,842,798

For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 26—Stock-Based Compensation.

Item 13.         Certain Relationships and Related Transactions, and director independence.

Information appearing in the Proxy Statement under the headings “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services.

Information appearing in the Proxy Statement under the headings “Audit and Non-Audit Fees” and “Pre-approval of Audit and Non-Audit Services” is incorporated herein by reference.

CF INDUSTRIES HOLDINGS, INC.

Part IV

Item 15.         Exhibits, Financial Statement Schedules.

(a)   Documents filed as part of this Report:

1.      All financial statements:

The following financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

2.      Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	112

3.      Exhibits

A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 114 of this report.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

Under date of February 28, 2007, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2007

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

		Charged to	Charge to
	Beginning	Costs and	Other			Ending
	Balance	Expenses	Accounts	Deductions	Description	Balance
Accounts receivable (in thousands)
Allowance for bad debts accounts
Year ended December 31, 2006	$259	$62	$—	$(58)	Amounts not collectible	$263
Year ended December 31, 2005	$534	$40	$—	$(315)	Amounts not collectible	$259
Year ended December 31, 2004	$560	$143	$—	$(169)	Amounts not collectible	$534

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 28, 2007	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ STEPHEN R. WILSON	President and Chief Executive	February 28, 2007
Stephen R. Wilson	Officer, Chairman of the Board (Principal Executive Officer)
/s/ ERNEST THOMAS	Senior Vice President and Chief	February 28, 2007
Ernest Thomas	Financial Officer (Principal Financial Officer)
/s/ ROBERT D. WEBB	Vice President and Corporate	February 28, 2007
Robert D. Webb	Controller (Principal Accounting Officer)
/s/ ROBERT C. ARZBAECHER	Director	February 28, 2007
Robert C. Arzbaecher
/s/ WALLACE W. CREEK	Director	February 28, 2007
Wallace W. Creek
/s/ WILLIAM DAVISSON	Director	February 28, 2007
William Davisson
/s/ DAVID R. HARVEY	Director	February 28, 2007
David R. Harvey
/s/ JOHN D. JOHNSON	Director	February 28, 2007
John D. Johnson
/s/ EDWARD A. SCHMITT	Director	February 28, 2007
Edward A. Schmitt

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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
4.1

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

4.2

Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

4.3

Registration Rights Agreement, dated as of August 10, 2005, by and between CF Industries Holdings, Inc. and GROWMARK, Inc. (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)

10.1

Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and Agriliance, LLC dated as of June 20, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*

10.2

Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of June 20, 2005 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*

10.3

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.4

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Ernest Thomas (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

CF INDUSTRIES HOLDINGS, INC.

10.5

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.6

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen G. Chase (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.7

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.8

Change in Control Severance Agreement, effective as of April 29, 2005, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Monty R. Summa (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.9

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.10

CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.11

Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.12

Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.13

Form of Change in Control Severance Agreement with Officers (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to CF Industries Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.14

Change in Control Severance Agreement, dated as of August 11, 2005 between CF Industries Holdings, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

10.15

Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)

10.16

Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2005, File No. 001-32597)

10.17

Form of Restricted Stock Award Agreement (incorporated by reference to Item 1.01 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2006, File No. 001-32597)**

10.18	CF Industries Holdings, Inc. Non-Employee Director Compensation Policy**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 4—Net Earnings (Loss) Per Share.
21	Subsidiaries of the registrant.
23	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to an order granting confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

**             Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.