Form 10-Q
period 2007-03-31
CF Industries Holdings, Inc.
filed 2007-05-04
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32597

CF INDUSTRIES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4 Parkway North, Suite 400
Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

(847) 405-2400

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

55,379,401 million shares of the registrant’s common stock, $0.01 par value per share, were outstanding at March 31, 2007.

CF INDUSTRIES HOLDINGS, INC.
TABLE OF CONTENTS

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in millions, except per share amounts)
Net sales	$447.7	$400.5
Cost of sales	342.6	423.2
Gross margin	105.1	(22.7)
Selling, general and administrative	13.7	13.0
Other operating—net	1.3	1.5
Operating earnings (loss)	90.1	(37.2)
Interest expense	0.5	0.5
Interest income	(3.9)	(2.7)
Minority interest	7.0	5.9
Other non-operating—net	(0.5)	(0.1)
Earnings (loss) before income taxes	87.0	(40.8)
Income tax provision (benefit)	29.8	(16.2)
Net earnings (loss)	$57.2	$(24.6)
Basic weighted average common shares outstanding	55.1	55.0
Basic net earnings (loss) per share	$1.04	$(0.45)
Diluted weighted average common shares outstanding	56.2	55.0
Diluted net earnings (loss) per share	$1.02	$(0.45)
Dividends declared per common share	$0.02	$0.02

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in millions)
Net earnings (loss)	$57.2	$(24.6)
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	0.2	(0.1)
Defined benefit plans—net of taxes	0.4	—
Unrealized gain (loss) on securities—net of taxes	(0.1)	0.2
Unrealized loss on derivatives—net of taxes	—	(2.1)
	0.5	(2.0)
Comprehensive income (loss)	$57.7	$(26.6)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$27.8	$25.4
Short-term investments	463.0	300.2
Accounts receivable	118.5	113.9
Inventories	303.7	176.1
Assets held for sale	6.0	—
Other	17.7	17.5
Total current assets	936.7	633.1
Property, plant and equipment—net	593.9	597.0
Deferred income taxes	—	1.7
Goodwill	0.9	0.9
Asset retirement obligation escrow account	21.1	11.5
Other assets	45.1	46.2
Total assets	$1,597.7	$1,290.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$194.8	$172.3
Income taxes payable	18.7	1.9
Customer advances	325.0	102.7
Deferred income taxes	10.8	9.8
Distributions payable to minority interest	28.1	27.8
Other	3.2	38.9
Total current liabilities	580.6	353.4
Notes payable	4.3	4.2
Deferred income taxes	6.0	—
Other noncurrent liabilities	156.0	152.2
Minority interest	21.0	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2007—55,379,401 and 2006—55,172,101 shares outstanding	0.6	0.6
Paid-in capital	757.4	751.2
Retained earnings	104.7	48.6
Accumulated other comprehensive loss	(32.9)	(33.4)
Total stockholders’ equity	829.8	767.0
Total liabilities and stockholders’ equity	$1,597.7	$1,290.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(in millions)
Operating Activities:
Net earnings (loss)	$57.2	$(24.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities: Minority interest	7.0	5.9
Depreciation, depletion and amortization	20.1	22.5
Deferred income taxes	8.0	(14.0)
Stock compensation expense	1.9	1.8
Excess tax benefit from stock-based compensation	(1.0)	—
Unrealized (gain) loss on derivatives	(38.5)	20.0
Changes in:
Accounts receivable	(3.4)	(16.8)
Margin deposits	2.7	(9.7)
Inventories	(127.3)	(79.5)
Accounts payable, accrued expenses, and income taxes	39.3	(15.7)
Product exchanges—net	(1.6)	14.6
Customer advances—net	222.3	114.3
Other—net	4.4	(0.3)
Net cash provided by operating activities	191.1	18.5
Investing Activities:
Additions to property, plant and equipment - net	(20.9)	(11.5)
Purchases of short-term investments	(276.8)	(125.0)
Sales and maturities of short-term investments	113.9	146.7
Deposit to asset retirement obligation escrow account	(9.4)	(11.1)
Other—net	1.1	—
Net cash used in investing activities	(192.1)	(0.9)
Financing Activities:
Dividends paid on common stock	(1.1)	(1.1)
Distributions to minority interest	—	(15.1)
Issuances of common stock under employee stock plans	3.3	—
Excess tax benefit from stock-based compensation	1.0	—
Net cash provided by (used in) financing activities	3.2	(16.2)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.1)
Increase in cash and cash equivalents	2.4	1.3
Cash and cash equivalents at beginning of period	25.4	37.4
Cash and cash equivalents at end of period	$27.8	$38.7

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

The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2006 and in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. These statements should be read in conjunction with our audited consolidated financial statements and related disclosures in our Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 28, 2007. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

2.                 Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, refer to our 2006 Annual Report on Form 10-K as of and for the year-ended December 31, 2006, filed with the SEC on February 28, 2007.

In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes. See Note 7—Income Taxes for our accounting policy for interest and penalties related to unrecognized tax benefits.

3.                 New Accounting Standards

Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to our consolidated financial statements.

•       Emerging Issues Task Force (EITF) Issue No. 06-03—How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).   This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22—Disclosure of Accounting Policies. We collect an immaterial amount of such taxes from our customers which we account for on a net basis. The adoption of EITF Issue No. 06-03 in the first quarter of 2007 did not impact our consolidated financial statements or disclosures.

CF INDUSTRIES HOLDINGS, INC.

•       FIN No. 48—Accounting for Uncertainty in Income Taxes.   This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS or Statement) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

•       FASB Staff Position (FSP) No. AUG AIR-1—Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The adoption of this FSP in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

•       Statement of Financial Accounting Standards (SFAS) No. 155—Accounting for Certain Hybrid Financial Instruments.   This standard amends the guidance in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. It also clarifies other specific SFAS No. 133—and SFAS No. 140—related issues. This Statement was effective for all financial instruments acquired or issued on or after January 1, 2007. This Statement does not currently impact our consolidated financial statements.

•       SFAS No. 156—Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This Statement does not currently impact our consolidated financial statements.

•       SFAS No. 157—Fair Value Measurements.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements; however, for some entities, the application of this statement may change current practice. This Statement is effective for the Company beginning January 1, 2008. We have not yet determined the impact of this Statement on our consolidated financial statements.

•       SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities.   This Statement permits entities to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. It also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. This Statement is effective for the Company beginning January 1, 2008. We have not yet determined the impact of this Statement on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

4.                 Change in Estimate of Useful Lives of Depreciable Assets

We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006 we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the three months ended March 31, 2007 was a reduction of depreciation of $3.0 million, an increase in earnings before income taxes of $2.0 million, an increase in net earnings of $1.3 million, and an increase in diluted earnings per share of $0.02.

5.                 Net Earnings (Loss) Per Share

Net earnings (loss) per share was computed as follows:

	Three months ended
	March 31,
	2007	2006
	(in millions, except per share amounts)
Net earnings (loss) available to common shareholders	$57.2	$(24.6)
Basic earnings per common share:
Weighted average common shares outstanding	55.1	55.0
Net earnings (loss)	$1.04	$(0.45)
Diluted earnings per common share:
Weighted average common shares outstanding	55.1	55.0
Dilutive common shares:
Stock options	1.0	—
Restricted stock	0.1	—
Diluted weighted average shares outstanding	56.2	55.0
Net earnings (loss)	$1.02	$(0.45)

For the three months ended March 31, 2006, the computation of diluted earnings per share excludes 50,517 of potentially dilutive stock options because the option exercise prices were greater than the average market price of our common stock during the period and, therefore, the effect would be antidilutive. In addition, the March 31, 2006 diluted net loss per share calculation excludes 18,915 shares of restricted stock because the effect of their inclusion would be antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller net loss per share.

CF INDUSTRIES HOLDINGS, INC.

6.                 Pension and Other Postretirement Benefits

CF Industries, Inc. and its Canadian subsidiary both maintain noncontributory, defined-benefit pension plans. The U.S. pension plan is a closed plan. We also provide group insurance to our retirees. Until age 65, retirees are eligible to continue to receive the same Company-subsidized medical coverage provided to active employees. When a retiree reaches age 65, medical coverage ceases.

Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans		Retiree Medical
	Three months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)
Service cost for benefits earned during the period	$1.7	$1.7	$0.3	$0.3
Interest cost on projected benefit obligation	3.3	3.1	0.5	0.5
Expected return on plan assets	(3.5)	(3.4)	—	—
Amortization of transition obligation	—	—	0.1	0.1
Amortization of actuarial loss	0.4	0.6	—	0.1
Net periodic benefit cost	1.9	$2.0	0.9	$1.0
Amortization of actuarial loss	(0.4)		—
Amortization of transition obligation	—		(0.1)
Total recognized in accumulated other comprehensive loss	(0.4)		(0.1)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1.5		$0.8

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

CF INDUSTRIES HOLDINGS, INC.

7.   Income Taxes

The income tax provisions recorded for the three months ended March 31, 2007 and 2006 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting and FASB Interpretation No. 18—Accounting for Income Taxes in Interim Periods.

The Company has adopted FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes as of January 1, 2007. The effect of adoption was not material. The Company files federal, provincial, state and local income tax returns in the United States and Canada. In general, the Company’s filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for years 2002 and thereafter.

The Company’s accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and other non-operating-net, respectively.

8.   Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(in millions)
Fertilizer	$256.8	$135.1
Spare parts, raw materials and supplies	46.9	41.0
	$303.7	$176.1

9.   Assets Held for Sale

In 2006, the Company committed to a plan to sell its corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. During the first quarter of 2007, the Company relocated its corporate headquarters to the Deerfield facility. As a result, we have classified our Long Grove facility as an asset held for sale based on the guidance of SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The amount presented in our consolidated balance sheet as assets held for sale represents the net book value of the building and the related land. These assets are included within our Other segment in Note 15—Segment Disclosures.

10.   Asset Retirement Obligations

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

In the first quarters of 2007 and 2006, we made our annual contributions of $9.4 million and $11.1 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida’s regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next nine years, we expect to contribute between $4 million and $7 million annually based upon the required funding formula as defined in the regulations and

CF INDUSTRIES HOLDINGS, INC.

an assumed rate of return of 4% on invested funds. The amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $85 million. After 2016, contributions to the fund are estimated to average less than $1 million annually for the following 17 years. The balance in the account is estimated to be approximately $170 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in this account is reported as an asset at fair value on our consolidated balance sheet.

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

11.   Credit Agreement

Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of March 31, 2007 there was $250 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

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

12.   Derivative Financial Instruments

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

We use natural gas derivatives, primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

For the three months ended March 31, 2007, we recorded directly to cost of sales net derivative gains of $22.6 million, consisting of $15.9 million in realized losses and $38.5 million of unrealized mark-to-

CF INDUSTRIES HOLDINGS, INC.

market gains. For the three months ended March 31, 2006, we recorded directly to cost of sales derivative losses of $41.3 million, consisting of $21.3 million in realized losses and $20.0 million of unrealized mark-to-market losses.

On the consolidated balance sheet at March 31, 2007, we had net unrealized gains of $0.7 million on 18.0 million MMBtus of gas swap contracts. At December 31, 2006, we had net unrealized losses of $37.8 million on 30.6 million MMBtus of gas swap contracts.

13.   Other Comprehensive Income (Loss)

Stockholders’ equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign	Unrealized		Accumulated
	Currency	Gain (Loss)	Defined	Other
	Translation	on	Benefit	Comprehensive
	Adjustment	Securities	Plans	Income (Loss)
	(in millions)
Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Net change	0.2	(0.1)	0.4	0.5
Balance at March 31, 2007	$(2.7)	$0.3	$(30.5)	$(32.9)

The unrealized loss on securities in our nonqualified employee benefit plan trust of $0.1 million is net of deferred taxes of $0.1 million. The $0.4 million adjustment to our defined benefit plans is net of deferred taxes of $0.3 million and consists of amortization of actuarial losses, prior service costs and transition obligations.

14.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2007 and 2006, and assets at March 31, 2007 and December 31, 2006 are as follows. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2007
Net sales
Ammonia	$35.9	$—	$35.9
Urea	190.1	—	190.1
UAN	110.0	—	110.0
DAP	—	93.8	93.8
MAP	—	17.6	17.6
Other	0.3	—	0.3
	336.3	111.4	447.7
Cost of sales	245.6	97.0	342.6
Gross margin	$90.7	$14.4	$105.1
Three months ended March 31, 2006
Net sales
Ammonia	$47.0	$—	$47.0
Urea	158.4	—	158.4
UAN	80.1	—	80.1
DAP	—	95.8	95.8
MAP	—	18.9	18.9
Other	0.3	—	0.3
	285.8	114.7	400.5
Cost of sales	318.7	104.5	423.2
Gross margin	$(32.9)	$10.2	$(22.7)

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2007	$626.7	$439.9	$531.1	$1,597.7
December 31, 2006	$493.9	$426.9	$369.6	$1,290.4

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2006 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

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

Executive Summary

We reported net earnings of $57.2 million in the first quarter of 2007 compared to a net loss of $24.6 million in the first quarter of 2006. Our results for the first quarter of 2007 included a net $38.5 million pre-tax mark-to-market gain ($25.0 million after tax) on natural gas derivatives. The net loss of $24.6 million for the first quarter of 2006 included a net $20.0 million pre-tax mark-to-market loss ($12.0 million after tax) on natural gas derivatives.

Our gross margin increased $127.8 million to $105.1 million in the first quarter of 2007 compared to a $22.7 million loss in the first quarter of 2006. The increase in gross margin resulted mainly from favorable variances related to mark-to-market adjustments on natural gas derivatives, decreases in raw material costs (primarily natural gas) and lower purchased product costs.

Our net sales increased 12% to $447.7 million in the first quarter of 2007 compared to $400.5 million in the first quarter of 2006. The increase primarily reflected higher nitrogen fertilizer sales volume. A

CF INDUSTRIES HOLDINGS, INC.

244,000 ton increase in fertilizer sold during the first quarter of 2007 resulted in total sales volume of 1.89 million tons in the first quarter of 2007 compared to 1.65 million tons in the first quarter of 2006.

We paid cash dividends of $1.1 million in the first quarter of 2007.

The following significant item affected the comparability of our reported results for the three months ended March 31, 2007 and 2006:

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

Results of Operations

The following table presents our consolidated results of operations:

	Three months ended March 31,
	2007	2006	2007 v. 2006
	(in millions, except per share amounts)
Net sales	$447.7	$400.5	$47.2
Cost of sales	342.6	423.2	(80.6)
Gross margin	105.1	(22.7)	127.8
Selling, general and administrative	13.7	13.0	0.7
Other operating—net	1.3	1.5	(0.2)
Operating earnings (loss)	90.1	(37.2)	127.3
Interest expense	0.5	0.5	—
Interest income	(3.9)	(2.7)	(1.2)
Minority interest	7.0	5.9	1.1
Other non-operating—net	(0.5)	(0.1)	(0.4)
Earnings (loss) before income taxes	87.0	(40.8)	127.8
Income tax provision (benefit)	29.8	(16.2)	46.0
Net earnings (loss)	$57.2	$(24.6)	$81.8
Net Earnings (Loss) Per Share
Basic weighted average common shares outstanding	55.1	55.0	0.1
Basic net earnings (loss) per share	$1.04	$(0.45)	$1.49
Diluted weighted average common shares outstanding	56.2	55.0	1.2
Diluted net earnings (loss) per share	$1.02	$(0.45)	$1.47

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2007 Compared to the First Quarter of 2006

Consolidated Operating Results

During the first quarter of 2007, the domestic nitrogen fertilizer industry continued to strengthen due to increased demand related to anticipated increases in corn acreage planted, as well as lower natural gas prices and a tight international fertilizer market. Tight worldwide industry supply/demand conditions and increased domestic demand led to improved operating results in our phosphate fertilizer business during the first quarter of 2007. Our total gross margin increased by $127.8 million to $105.1 million for the first quarter of 2007 compared to a $22.7 million loss for the same period in 2006, due largely to favorable variances on mark-to-market adjustments on natural gas derivatives, lower natural gas costs and lower purchased product costs. Net earnings of $57.2 million for the first quarter of 2007 included a net pre-tax mark-to-market gain of $38.5 million ($25.0 million after tax) on natural gas derivatives. The net loss of $24.6 million for the first quarter of 2006 included a net pre-tax mark-to-market loss of $20.0 million ($12.0 million after tax) on natural gas derivatives.

Net Sales

Our net sales increased 12% to $447.7 million in the first quarter of 2007 compared to $400.5 million in the first quarter of 2006, due primarily to an increase in nitrogen fertilizer sales volume. Our total sales volume increased 15% to 1.89 million tons in the first quarter of 2007 versus 1.65 million tons in the first quarter of the prior year. Nitrogen fertilizer sales volume increased 272,000 tons, or 24%, to 1.429 million tons in the first quarter of 2007 compared to 1.157 million tons in the comparable period of 2006, due primarily to higher urea and UAN sales. Average nitrogen fertilizer prices in the first quarter of 2007 decreased by 5% compared to average prices in the first quarter of 2006. Our total level of phosphate fertilizer sales of 461,000 tons in the first quarter of 2007 was 28,000 tons, or 6%, lower compared to the 489,000 tons sold during the same period in 2006. Average phosphate fertilizer prices in the first quarter of 2007 increased by 3% compared to average prices in the first quarter of the prior year.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged approximately $172 per ton in the first quarter of 2007 compared to $275 per ton in the first quarter of 2006, primarily due to favorable variances related to mark-to-market adjustments on natural gas derivatives and lower natural gas prices in the first quarter of 2007. Phosphate fertilizer cost of sales averaged $210 per ton in the first quarter of 2007 compared to $214 per ton in the first quarter of the prior year, a decrease of 2% due mainly to lower sulfur and ammonia costs.

During the first quarter of 2007, we sold approximately 934,000 tons of fertilizer under our forward pricing program, representing approximately 49% of our total fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 700,000 tons of fertilizer under this program, representing approximately 43% of our total volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $13.7 million for the first quarter of 2007 compared to $13.0 million in the corresponding quarter of the prior year. The increase in the first quarter of 2007 was largely due to increased expenses related to performance-based management incentive compensation, expenses related to the relocation of our corporate headquarters to Deerfield, Illinois, and dues for membership in a fertilizer industry group.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

Other operating—net decreased to $1.3 million in the first quarter of 2007 from $1.5 million in the same period of 2006. The decrease was due primarily to a $0.3 million upward adjustment in the first quarter of 2007 to the asset retirement obligations (AROs) at our closed Bartow, Florida, facility as compared to a $0.7 million upward adjustment in the same period of 2006. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest—Net

Net interest income increased $1.2 million to $3.4 million in the first quarter of 2007 from $2.2 million in the first quarter of 2006. Interest expense was $0.5 million for the first quarter of both 2007 and 2006. Interest income increased to $3.9 million in the first quarter of 2007 as compared to $2.7 million in the comparable period of the prior year due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to the majority of the interest income earned on our short-term investments for the first quarter of 2007 being exempt from federal taxation.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the first quarter of 2007 was due to improved CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

The income tax provisions recorded for the three months ended March 31, 2007 and 2006 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

Our income tax provision for the first quarter of 2007 was $29.8 million, or an effective tax rate of 34.3%. This compared with a tax benefit of $16.2 million on a pre-tax loss for the first quarter of 2006, or an effective rate of 39.7%. The 2007 decrease in the effective rate results principally from the impact of an increase in the US domestic production activities deduction and non-taxable interest income earned on short-term investments.

CF INDUSTRIES HOLDINGS, INC.

Segment Review

Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended March 31,
	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$336.3	$285.8	$50.5
Cost of sales	245.6	318.7	(73.1)
Gross margin	$90.7	$(32.9)	$123.6
Gross margin percentage	27.0%	(11.5)%
Tons of product sold (000s)	1,429	1,157	272
Sales volume by product (000s)
Ammonia	121	130	(9)
Urea	666	582	84
UAN	639	442	197
Other nitrogen products	3	3	—
Average selling price per ton by product
Ammonia	$297	$361	$(64)
Urea	285	272	13
UAN	172	181	(9)
Cost of natural gas (per MMBtu) (1)
Donaldsonville	$7.57	$8.92	$(1.35)
Medicine Hat	6.35	7.46	(1.11)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$7.13	$7.76	$(0.63)
AECO (Alberta)	6.27	6.58	(0.31)
Depreciation and amortization	$12.4	$12.9	$(0.5)
Capital expenditures	$5.8	$4.3	$1.5
Production volume by product (000s)
Ammonia (2) (3)	873	651	222
Granular urea (2)	626	464	162
UAN (28%)	673	407	266

(1)                Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)                Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)                Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2007 Compared to the First Quarter of 2006

Net Sales.   Nitrogen fertilizer net sales increased $50.5 million to $336.3 million in the first quarter of 2007 compared to $285.8 million in the first quarter of 2006, as higher sales volume was partially offset by lower average selling prices. Nitrogen fertilizer sales volume increased 24% to 1.429 million tons in the first quarter of 2007 compared to 1.157 million tons in the comparable period of 2006, due principally to the impacts on demand of expected increases in corn acres planted and fertilizer application rates. The anticipated increased corn acreage is being driven by greater demand for ethanol, low domestic corn inventories and continued strong demand for feed. Sales volumes for all nitrogen fertilizer products in the first quarter of 2006 were affected by the impact of the two hurricanes in 2005. Ammonia and UAN sales prices decreased by 18% and 5%, respectively, in the first quarter of 2007 compared to prices in the same period of the prior year resulting primarily from the influence of lower North American natural gas prices. The 5% increase in average urea sales prices was due to increased demand in domestic and international markets.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged approximately $172 per ton in the first quarter of 2007 compared to $275 per ton in the first quarter 2006, primarily due to favorable variances related to mark-to-market adjustments on natural gas derivatives, lower natural gas prices in 2007 and lower purchased product costs. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility, including realized gains and losses on derivatives, decreased by 15% in the first quarter of 2007 versus the cost in the comparable period of 2006. We recognized a net $38.5 million mark-to-market gain in the first quarter of 2007 compared to a net $20.0 million mark-to-market loss in the first quarter of 2006. The cost of finished fertilizer products purchased for resale was approximately $12.3 million lower in the first quarter of 2007 than in the comparable period of the prior year due primarily to a decrease in the amount of sales volume supported by purchased product.

During the first quarter of 2007, we sold approximately 745,000 tons of nitrogen fertilizers under our forward pricing program, representing approximately 52% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 574,000 tons of nitrogen fertilizers under this program, representing approximately 50% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended March 31,
	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$111.4	$114.7	$(3.3)
Cost of sales	97.0	104.5	(7.5)
Gross margin	$14.4	$10.2	$4.2
Gross margin percentage	12.9%	8.9%
Tons of product sold (000s)	461	489	(28)
Sales volume by product (000s)
DAP	388	410	(22)
MAP	73	79	(6)
Domestic vs. export sales of DAP/MAP (000s)
Domestic	398	376	22
Export	63	113	(50)
Average selling price per ton by product
DAP	$242	$234	$8
MAP	241	239	2
Depreciation, depletion and amortization	$7.2	$9.0	$(1.8)
Capital expenditures	$12.7	$7.4	$5.3
Production volume by product (000s)
Phosphate rock	864	898	(34)
Sulfuric acid	589	657	(68)
Phosphoric acid as P2O5 (1)	225	251	(26)
DAP/MAP	446	503	(57)

(1)                P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

First Quarter of 2007 Compared to the First Quarter of 2006

Net Sales.   Phosphate fertilizer net sales decreased 3% to $111.4 million in the first quarter of 2007 compared to $114.7 million in the first quarter of 2006 due to lower phosphate fertilizer sales volume partially offset by higher average selling prices. Our total level of phosphate fertilizer sales of 461,000 tons in the first quarter of 2007 was 28,000 tons, or 6%, lower than in the comparable period in 2006. Reduced availability of product due to scheduled maintenance at our Plant City, Florida phosphate complex, along with the desire to meet increased domestic demand, led to a 50,000 ton decrease in sales of DAP/MAP to export customers. With worldwide inventories already low, reduced domestic industry production in the first quarter of 2007 helped increase average phosphate fertilizer prices by 3% compared to prices in the first quarter of 2006.

Cost of Sales.   Phosphate cost of sales averaged $210 per ton in the first quarter of 2007 compared to $214 per ton in the first quarter of 2006. The 2% decrease was mainly due to lower sulfur and ammonia costs.

CF INDUSTRIES HOLDINGS, INC.

During the first quarter of 2007, we sold approximately 189,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 41% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 126,000 tons of phosphate fertilizers under this program, representing approximately 26% of our phosphate volume.

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

Cash Balances

As of March 31, 2007, we had cash and cash equivalents of $27.8 million, short-term investments of $463.0 million and a $325.0 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2006, the comparable amounts were $25.4 million, $300.2 million and $102.7 million, respectively. Short-term investments consist primarily of available-for-sale tax exempt auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of March 31, 2007 and December 31, 2006, we had $250.0 million and $176.4 million available, respectively, under our senior secured revolving credit facility.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.3 million as of March 31, 2007 compared to $4.2 million as of December 31, 2006. There were no outstanding borrowings or letters of credit under our $250 million senior secured revolving credit facility as of March 31, 2007 or December 31, 2006.

Forward Pricing Program (FPP)

We offer a FPP to our customers under which product may be ordered for future delivery, with a significant portion of the sales proceeds generally being collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of March 31, 2007 and December 31, 2006, we had approximately $325.0 million and $102.7 million, respectively, in customer advances on our consolidated balance sheet. As of March 31, 2007 and December 31, 2006, we had approximately 1.8 million tons of product and 1.7 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of March 31, 2007 and December 31, 2006, respectively.

While customer advances were a significant source of liquidity in the first three months of both 2007 and 2006, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. As of March 31, 2006, we had approximately 1.1 million tons of product committed to be sold under this program. The lower level as of March 31, 2006 reflected the hesitancy of our customers to make commitments in the uncertain fertilizer pricing environment prevalent during that reporting period.

CF INDUSTRIES HOLDINGS, INC.

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

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we utilize an escrow account to meet such future obligations. We made our annual contributions of $9.4 million and $11.1 million in March of 2007 and March of 2006, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K for additional information on financial assurance requirements.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

Net cash generated from operating activities in the first three months of 2007 was $191.1 million compared to $18.5 million in the same period in 2006. The $172.6 million increase in cash provided by operating activities in 2007 was due primarily to a $124.8 million increase in cash generated by working capital changes. Other major factors affecting operating cash flow during the first three months of 2007 were a $127.3 million increase in operating earnings, partially offset by the adjustment for the $58.5 million non-cash effect of the change in unrealized gains and losses on derivatives. The $124.8 million increase in cash generated by working capital changes is the difference between the $132.0 million generated in the first quarter of 2007 and the $7.2 million generated in the same period of 2006. During the first quarter of 2007, customer advances increased by $222.3 million and accounts payable, accrued expenses, and income taxes increased by $39.3 million, generating $261.6 million of cash, which was partially offset by a $127.3 million increase in inventories. The increase in customer advances was primarily due to changes in the product mix of outstanding orders and a greater percentage of the contract value having been collected by March 31, 2007 in advance of the spring season. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accounts payable, accrued expenses, and income taxes was primarily due to an increase in income taxes payable, as well as higher amounts owed for purchased product as of March 31, 2007 as compared to December 31, 2006. The increase in inventories reflects the normal seasonal build in advance of spring planting as well as higher per-unit nitrogen fertilizers manufacturing cost.

Investing Activities

Net cash used in investing activities was $192.1 million for the first quarter of 2007 as compared to $0.9 million in the comparable period of 2006. The $191.2 million increase in cash used in investing activities was primarily due to net purchases of short-term investments of $162.9 million during the first three months of 2007 as compared to $21.7 million of net sales during the three months ended March 31, 2006. The level of short-term investments, currently tax exempt auction rate securities that we liquidate over periods ranging from three to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net were $20.9 million for the first quarter of 2007 and $11.5 million for the same period of the prior year. The increase in additions to property, plant and equipment-net in the first quarter of 2007 was due primarily to a $5.3 million increase in plant turnaround-related expenditures as compared to the same period in 2006. As previously discussed, we made our annual contributions of $9.4 million in March of 2007 and $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

Net cash provided by financing activities was $3.2 million in the first three months of 2007 as compared to net cash used in financing activities of $16.2 million for the comparable period of 2006. The $19.4 million swing in cash provided by financing activities was due primarily to the fact that CFL’s 2006 net earnings have yet to be distributed, whereas most of CFL’s 2005 net earnings were distributed in the first quarter of 2006. We also received $3.3 million of proceeds from stock options exercised under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan during the first quarter of 2007.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

As of March 31, 2007, the annual amounts of purchase obligations for 2007 are higher by $89.9 million as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. Of the $89.9 million increase for 2007, approximately $40.4 million relates to the first three months of the year and approximately $49.5 million relates to the last nine months of the year. These changes reflect primarily higher per unit prices for commitments to purchase natural gas and ammonia for use in phosphate production and ammonia, urea and UAN purchased for resale in our markets, as well as higher quantities for commitments to purchase sulfur for use in phosphate production. These commitments are based on spot prices as of March 31, 2007 and actual prices may differ.

As of March 31, 2007, the annual amounts of transportation obligations for 2007, 2008 and 2009 are higher by $15.0 million, $28.6 million and $13.5 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. The $15.0 million increase for 2007 relates to the last nine months of the year. These changes reflect a new requirements-based arrangement to transport finished product that allows for reductions in contract usage should actual transportation needs decrease. These amounts are based on normal transportation needs and contracted prices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2006 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K.

Useful Lives of Depreciable Assets

In the fourth quarter of 2006 we completed a comprehensive review of the depreciable lives of our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense. As a result of this review, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. As a result of these changes, we expect that depreciation expense will be reduced by approximately $11.7 million during 2007.

Of the $11.7 million anticipated reduction in depreciation expense, approximately $10.4 million relates to our nitrogen production assets and $1.3 million relates to our phosphate production assets. Included in the $10.4 million expected decrease in depreciation for nitrogen assets is approximately $1.5 million relating to CFL, a joint venture of which we own 66%.

CF INDUSTRIES HOLDINGS, INC.

The effect of this change in estimate for the three months ended March 31, 2007 was a reduction of depreciation of $3.0 million, an increase in earnings before income taxes of $2.0 million, an increase in net earnings of $1.3 million, and an increase in diluted earnings per share of $0.02. Of the $3.0 million reduction in depreciation expense, approximately $2.7 million related to our nitrogen production assets and $0.3 million related to our phosphate production assets.

We review the depreciable lives assigned to our production facilities and related assets on a periodic basis, and change our estimates to reflect the results of those reviews.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes in the first quarter of 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS or Statement) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 did not have a material impact on our consolidated financial statements.

We also adopted FASB Staff Position (FSP) No. AUG AIR-1—Accounting for Planned Major Maintenance Activities in the first quarter of 2007. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in our 2006 Annual Report on Form 10-K. Such factors include, among others:

•       the relatively expensive and volatile cost of North American natural gas;

•       the cyclical nature of our business;

CF INDUSTRIES HOLDINGS, INC.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity prices. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2006 Annual Report on Form 10-K for additional information on market risk.

Interest Rate Fluctuations

As of March 31, 2007, we had notes payable of approximately $4 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $40,000 change in pretax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of March 31, 2007, there were no loans outstanding under this credit facility.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at

CF INDUSTRIES HOLDINGS, INC.

their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of March 31, 2007, 18.0 million MMBtus of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program. Most of the 30.6 million MMBtus of natural gas hedged as of December 31, 2006, also related to sales contracted to be sold through our forward pricing program.

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

(b)   Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 6.                EXHIBITS.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 30 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 4, 2007	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 4, 2007	By:	/s/ ANTHONY J. NOCCHIERO
Anthony J. Nocchiero
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1	CF Industries Holdings, Inc., 2005 Equity and Incentive Plan, Annual Incentive Program
10.2	Form of Annual Incentive Program Award Agreement
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.