Form 10-Q
period 2007-06-30
CF Industries Holdings, Inc.
filed 2007-08-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

55,674,891 million shares of the registrant’s common stock, $0.01 par value per share, were outstanding at June 30, 2007.

CF INDUSTRIES HOLDINGS, INC.
TABLE OF CONTENTS

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net sales	$ 848.9	$ 688.7	$ 1,321.3	$ 1,107.9
Cost of sales	671.3	587.5	1,038.6	1,029.4
Gross margin	177.6	101.2	282.7	78.5
Selling, general and administrative	17.5	14.3	31.2	27.3
Other operating—net	0.7	1.6	2.0	3.1
Operating earnings	159.4	85.3	249.5	48.1
Interest expense	0.3	1.5	0.8	2.0
Interest income	(5.0)	(2.8)	(8.9)	(5.5)
Minority interest	19.6	16.4	26.6	22.3
Other non-operating—net	(0.4)	(0.1)	(0.9)	(0.2)
Earnings before income taxes	144.9	70.3	231.9	29.5
Income tax provision	51.3	27.7	81.1	11.5
Net earnings	$ 93.6	$ 42.6	$ 150.8	$ 18.0
Net earnings per share
Basic	$ 1.69	$ 0.77	$ 2.73	$ 0.33
Diluted	$ 1.65	$ 0.77	$ 2.67	$ 0.33
Weighted average common shares outstanding
Basic	55.4	55.0	55.3	55.0
Diluted	56.6	55.0	56.4	55.0
Dividends declared per common share	$ 0.02	$ 0.02	$ 0.04	$ 0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in millions)
Net earnings	$93.6	$42.6	$150.8	$18.0
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	1.8	1.1	2.0	1.0
Defined benefit plans—net of taxes	0.2	—	0.6	—
Unrealized gain (loss) on securities—net of taxes	0.2	(0.1)	0.1	0.1
Unrealized loss on derivatives—net of taxes	—	(1.3)	—	(3.4)
	2.2	(0.3)	2.7	(2.3)
Comprehensive income	$95.8	$42.3	$153.5	$15.7

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2007	2006
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$59.6	$25.4
Short-term investments	506.0	300.2
Accounts receivable	158.0	113.9
Inventories	180.1	176.1
Assets held for sale	6.0	—
Other	13.6	17.5
Total current assets	923.3	633.1
Property, plant and equipment—net	596.0	597.0
Deferred income taxes	—	1.7
Goodwill	0.9	0.9
Asset retirement obligation escrow account	21.4	11.5
Other assets	46.3	46.2
Total assets	$1,587.9	$1,290.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$182.0	$172.3
Income taxes payable	37.6	1.9
Customer advances	167.7	102.7
Deferred income taxes	4.8	9.8
Distributions payable to minority interest	—	27.8
Other	37.3	38.9
Total current liabilities	429.4	353.4
Notes payable	4.6	4.2
Deferred income taxes	17.6	—
Other noncurrent liabilities	159.2	152.2
Contingencies (Note 15)
Minority interest	43.3	13.6
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2007—55,674,891 and 2006—55,172,101 shares issued and outstanding	0.6	0.6
Paid-in capital	766.7	751.2
Retained earnings	197.2	48.6
Accumulated other comprehensive loss	(30.7)	(33.4)
Total stockholders’ equity	933.8	767.0
Total liabilities and stockholders’ equity	$1,587.9	$1,290.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2007	2006
	(in millions)
Operating Activities:
Net earnings	$150.8	$18.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	26.6	22.3
Depreciation, depletion and amortization	40.5	47.4
Deferred income taxes	12.3	4.6
Stock compensation expense	4.1	3.6
Excess tax benefit from stock-based compensation	(3.4)	—
Unrealized (gain) loss on derivatives	(2.2)	8.3
Changes in:
Accounts receivable	(36.9)	(28.9)
Margin deposits	4.7	9.7
Inventories	(2.9)	50.7
Accounts payable, accrued expenses, and income taxes	39.9	(22.8)
Product exchanges—net	0.8	11.7
Customer advances—net	65.0	(61.5)
Other—net	2.9	(0.2)
Net cash provided by operating activities	302.2	62.9
Investing Activities:
Additions to property, plant and equipment—net	(39.4)	(23.2)
Purchases of short-term investments	(480.6)	(323.9)
Sales and maturities of short-term investments	274.7	299.9
Deposit to asset retirement obligation escrow account	(9.4)	(11.1)
Other—net	1.2	—
Net cash used in investing activities	(253.5)	(58.3)
Financing Activities:
Dividends paid on common stock	(2.2)	(2.2)
Distributions to minority interest	(30.0)	(15.1)
Issuances of common stock under employee stock plans	8.0	—
Excess tax benefit from stock-based compensation	3.4	—
Net cash used in financing activities	(20.8)	(17.3)
Effect of exchange rate changes on cash and cash equivalents	6.3	—
Increase (decrease) in cash and cash equivalents	34.2	(12.7)
Cash and cash equivalents at beginning of period	25.4	37.4
Cash and cash equivalents at end of period	$59.6	$24.7

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

CF INDUSTRIES HOLDINGS, INC.

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

•       Emerging Issues Task Force (EITF) Issue No. 06-11—Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.   This EITF Issue clarifies how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options that are charged to retained earnings under SFAS No. 123R—Share-Based Payment. This EITF Issue is effective for income tax benefits that result from dividends on equity-classified share-based payment awards that are declared by the Company after December 31, 2007. We have not yet determined the impact of this EITF Issue on our consolidated financial statements.

•       FSP No. FIN 39-1—Amendment of FASB Interpretation No. 39—Offsetting of Amounts Related to Certain Contracts.   This FSP amends FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. It also permits the offset of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement in accordance with FIN No. 39. If a policy of offsetting is elected, the fair value of the right to reclaim or return cash collateral must be offset against amounts recognized for derivative instruments. This FSP is effective for the Company beginning January 1, 2008. We have not yet determined the impact of this FSP on our consolidated financial statements.

•       FSP No. 48-1—Definition of Settlement in FIN No. 48—Accounting for Uncertainty in Income Taxes.   This FSP provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This FSP was effective for the Company upon the initial adoption of FIN No. 48 with retrospective application required to the date of initial adoption. The Company does not currently have any issues for which this FSP would apply. As a result, this FSP did not impact our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

4.                 Change in Estimate of Useful Lives of Depreciable Assets

We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006 we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the three months ended June 30, 2007 was an increase in earnings before income taxes of $2.9 million, an increase in net earnings of $1.9 million, and an increase in diluted earnings per share of $0.04. The effect of this change in estimate for the six months ended June 30, 2007 was an increase in earnings before income taxes of $4.9 million, an increase in net earnings of $3.2 million, and an increase in diluted earnings per share of $0.06.

5.                 Net Earnings Per Share

Net earnings per share were computed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net earnings available to common shareholders	$93.6	$42.6	$150.8	$18.0
Basic earnings per common share:
Weighted average common shares outstanding	55.4	55.0	55.3	55.0
Net earnings	$1.69	$0.77	$2.73	$0.33
Diluted earnings per common share:
Weighted average common shares outstanding	55.4	55.0	55.3	55.0
Dilutive common shares:
Stock options	1.1	—	1.0	—
Restricted stock	0.1	—	0.1	—
Diluted weighted average shares outstanding	56.6	55.0	56.4	55.0
Net earnings	$1.65	$0.77	$2.67	$0.33

For the three and six months ended June 30, 2006, the computation of diluted earnings per share excludes approximately 2.9 million and 2.8 million potentially dilutive stock options because the effect of their inclusion would be antidilutive.

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

CF INDUSTRIES HOLDINGS, INC.

Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans				Retiree Medical
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost for benefits earned during the period	$1.7	$1.8	$3.4	$3.5	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	3.4	3.2	6.7	6.3	0.4	0.3	0.9	0.8
Expected return on plan assets	(3.6)	(3.5)	(7.1)	(6.9)	—	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.2	0.2
Amortization of prior service cost	—	0.1	—	0.1	—	—	—	—
Amortization of actuarial loss	0.6	0.7	1.0	1.3	0.1	0.1	0.1	0.2
Net periodic benefit cost	2.1	$2.3	4.0	$4.3	0.9	$0.8	1.8	$1.8
Amortization of actuarial loss	(0.6)		(1.0)		(0.1)		(0.1)
Amortization of transition obligation	—		—		(0.1)		(0.2)
Total recognized in accumulated other comprehensive loss	(0.6)		(1.0)		(0.2)		(0.3)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1.5		$3.0		$0.7		$1.5

Our pension funding contributions in 2007 are estimated to total $11.7 million.

In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $0.4 million and $0.5 million, respectively, for the three months ended June 30, 2007 and 2006, and $0.7 million and $0.7 million, respectively, for the six months ended June 30, 2007 and 2006. Included in the amounts recognized as expense for the three and six months ended June 30, 2007, was $0.2 million and $0.3 million, respectively, of  amortization for amounts included in our accumulated other comprehensive loss.

7.   Income Taxes

The income tax provisions recorded for the three and six months ended June 30, 2007 and 2006 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting and FIN No. 18—Accounting for Income Taxes in Interim Periods.

CF INDUSTRIES HOLDINGS, INC.

The Company has adopted FIN No. 48—Accounting for Uncertainty in Income Taxes as of January 1, 2007. The effect of adoption was not material. The Company files federal, provincial, state and local income tax returns in the United States and Canada. In general, the Company’s filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for years 2002 and thereafter.

The Company’s accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and other non-operating-net, respectively.

8.   Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(in millions)
Fertilizer	$134.8	$135.1
Spare parts, raw materials and supplies	45.3	41.0
	$180.1	$176.1

9.   Assets Held for Sale

In 2006, we committed to a plan to sell our corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. During the first quarter of 2007, we relocated our corporate headquarters to the Deerfield facility. As a result, we have classified our Long Grove facility as an asset held for sale based on the guidance of SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The amount presented in our consolidated balance sheet as assets held for sale represents the net book value of the building and the related land. These assets are included within our Other segment in Note 16—Segment Disclosures.

10.   Asset Retirement Obligations

Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations and FIN No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs).

In the first quarters of 2007 and 2006, we made annual contributions of $9.4 million and $11.1 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida’s regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next nine years, we expect to contribute between $4 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $85 million. After 2016, contributions to the fund are estimated to average less than $1 million annually for the following 17 years. The balance in the account is estimated to be approximately $170 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida. Therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in this account is reported as an asset at fair value on our consolidated balance sheet.

CF INDUSTRIES HOLDINGS, INC.

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

11.   Credit Agreement

Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of June 30, 2007, there was $190.0 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party’s direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party’s first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana.

12.   Derivative Financial Instruments

We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program. We may also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our forward pricing program.

We use natural gas derivatives, primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

Derivative gains (losses) recorded directly to cost of sales consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Realized losses	$(1.8)	$(26.0)	$(17.7)	$(47.3)
Unrealized mark-to-market gains (losses)	(36.3)	11.7	2.2	(8.3)
Net derivative losses	$(38.1)	$(14.3)	$(15.5)	$(55.6)

CF INDUSTRIES HOLDINGS, INC.

On the consolidated balance sheet at June 30, 2007, we had net unrealized losses of $35.6 million on 34.0 million MMBtus of gas swap contracts. At December 31, 2006, we had net unrealized losses of $37.8 million on 30.6 million MMBtus of gas swap contracts.

13.   Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R—Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. We estimate the fair value of each stock option award using the Black-Scholes option valuation model. The fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

At June 30, 2007, we had 2.7 million stock options outstanding with an aggregate intrinsic value of $120.0 million. At December 31, 2006, we had 3.2 million stock options outstanding with an aggregate intrinsic value of $31.4 million. During the three months ended June 30, 2007, we granted 21,500 stock options and 5,600 shares of restricted stock to employees and 9,690 shares of restricted stock to non-management members of our Board of Directors under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan. The weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the three months ended June 30, 2007 was $17.21 and $40.75, respectively. There were no stock compensation awards granted in the first quarter of 2007.

Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summaries stock-based compensation costs and related income tax benefits for the three and six months ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)
Stock-based compensation expense	$2.2	$1.8	$4.1	$3.6
Income tax benefit	(0.8)	(0.7)	(1.6)	(1.4)
Stock-based compensation expense, net of income taxes	$1.4	$1.1	$2.5	$2.2

Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $8.0 million as of June 30, 2007, which will be recognized as expense over a weighted-average period of 1.1 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $1.4 million as of June 30, 2007, which will be recognized as expense over a weighted-average period of 1.3 years.

During the three and six months ended June 30, 2007, 0.3 million and 0.5 million stock options were exercised with a pre-tax intrinsic value of $7.7 million and $11.6 million, respectively. Cash received from stock option exercises for the three and six months ended June 30, 2007 was $4.7 million and $8.0 million, respectively. At June 30, 2007, 0.6 million stock options were exercisable with an aggregate intrinsic value of $27.4 million. At December 31, 2006, 0.9 million stock options were exercisable with an intrinsic value of $8.7 million.

An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess

CF INDUSTRIES HOLDINGS, INC.

tax benefits for the three and six months ended June 30, 2007 was $2.4 million and $3.4 million, respectively.

14.   Other Comprehensive Income (Loss)

Stockholders’ equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign	Unrealized		Accumulated
	Currency	Gain	Defined	Other
	Translation	on	Benefit	Comprehensive
	Adjustment	Securities	Plans	Income (Loss)
	(in millions)
Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Net change	2.0	0.1	0.6	2.7
Balance at June 30, 2007	$(0.9)	$0.5	$(30.3)	$(30.7)

The unrealized gain on securities in our nonqualified employee benefit plan trust of $0.1 million is net of deferred taxes of $0.1 million. The $0.6 million adjustment to our defined benefit plans is net of deferred taxes of $0.4 million and consists of amortization of actuarial losses, prior service costs and transition obligations.

15.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

16.          Segment Disclosures

We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses.

Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2007 and 2006, and assets at June 30, 2007 and December 31, 2006, are presented below. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2007
Net sales
Ammonia	$264.6	$—	$264.6
Urea	237.9	—	237.9
UAN	165.6	—	165.6
DAP	—	141.9	141.9
MAP	—	35.5	35.5
Other	3.4	—	3.4
	671.5	177.4	848.9
Cost of sales	548.7	122.6	671.3
Gross margin	$122.8	$54.8	$177.6
Three months ended June 30, 2006
Net sales
Ammonia	$217.3	$—	$217.3
Urea	202.2	—	202.2
UAN	128.1	—	128.1
DAP	—	111.6	111.6
MAP	—	26.3	26.3
Other	3.2	—	3.2
	550.8	137.9	688.7
Cost of sales	460.8	126.7	587.5
Gross margin	$90.0	$11.2	$101.2

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2007
Net sales
Ammonia	$300.6	$—	$300.6
Urea	433.5	—	433.5
UAN	284.6	—	284.6
DAP	—	243.8	243.8
MAP	—	55.1	55.1
Other	3.7	—	3.7
	1,022.4	298.9	1,321.3
Cost of sales	808.9	229.7	1,038.6
Gross margin	$213.5	$69.2	$282.7
Six months ended June 30, 2006
Net sales
Ammonia	$264.7	$—	$264.7
Urea	364.8	—	364.8
UAN	214.2	—	214.2
DAP	—	213.7	213.7
MAP	—	47.0	47.0
Other	3.5	—	3.5
	847.2	260.7	1,107.9
Cost of sales	790.1	239.3	1,029.4
Gross margin	$57.1	$21.4	$78.5

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2007	$504.5	$475.9	$607.5	$1,587.9
December 31, 2006	$493.9	$426.9	$369.6	$1,290.4

CF INDUSTRIES HOLDINGS, INC.

17.          Correction of an Error

In the second quarter of 2007, we identified an error in our previously issued financial statements related to our classification of shipping and handling costs billed to our customers. Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10—Accounting for Shipping and Handling Fees and Costs states that the amount billed to a customer in a sales transaction related to shipping and handling should be classified as revenue in the consolidated statement of operations. Prior to correcting the error we treated the amounts billed to our customers for shipping and handling as a reduction of shipping and handling costs included in cost of sales. Because the correction was between net sales and cost of sales, there was no change to our previously reported gross margin. The correction had no effect on any other financial statement line item or per-share amount. Even though the error is immaterial to the previously presented consolidated financial statements taken as a whole, we corrected our previously presented consolidated financial statements as follows:

	Three months ended
	June 30, 2006
	As previously presented	Correction	As presented herein
	($ in millions)
Nitrogen segment
Net sales	$536.2	$14.6	$550.8
Cost of sales	446.2	14.6	460.8
Gross margin	$90.0	$—	$90.0
Gross margin percentage	16.8%		16.3%
Phosphate segment
Net sales	$128.6	$9.3	$137.9
Cost of sales	117.4	9.3	126.7
Gross margin	$11.2	$—	$11.2
Gross margin percentage	8.7%		8.1%
Consolidated
Net sales	$664.8	$23.9	$688.7
Cost of sales	563.6	23.9	587.5
Gross margin	$101.2	$—	$101.2
Gross margin percentage	15.2%		14.7%

CF INDUSTRIES HOLDINGS, INC.

	Six months ended
	June 30, 2006
	As previously presented	Correction	As presented herein
	($ in millions)
Nitrogen segment
Net sales	$822.0	$25.2	$847.2
Cost of sales	764.9	25.2	790.1
Gross margin	$57.1	$—	$57.1
Gross margin percentage	6.9%		6.7%
Phosphate segment
Net sales	$243.3	$17.4	$260.7
Cost of sales	221.9	17.4	239.3
Gross margin	$21.4	$—	$21.4
Gross margin percentage	8.8%		8.2%
Consolidated
Net sales	$1,065.3	$42.6	$1,107.9
Cost of sales	986.8	42.6	1,029.4
Gross margin	$78.5	$—	$78.5
Gross margin percentage	7.4%		7.1%

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

Executive Summary

We reported net earnings of $93.6 million in the second quarter of 2007 compared to net earnings of $42.6 million in the second quarter of 2006. Our results for the second quarter of 2007 included a net $36.3 million pre-tax mark-to-market loss ($23.4 million after tax) on natural gas derivatives. Net earnings of $42.6 million for the second quarter of 2006 included a net $11.7 million pre-tax mark-to-market gain ($7.1 million after tax) on natural gas derivatives.

Our gross margin increased $76.4 million to $177.6 million in the second quarter of 2007 compared to $101.2 million in the second quarter of 2006. The increase in gross margin resulted mainly from higher average nitrogen and phosphate fertilizer selling prices and increased nitrogen fertilizer sales volumes, partially offset by unfavorable variances related to mark-to-market adjustments on natural gas derivatives.

Our net sales increased 23% to $848.9 million in the second quarter of 2007 compared to $688.7 million in the second quarter of 2006. The increase primarily reflected higher average nitrogen and

CF INDUSTRIES HOLDINGS, INC.

phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume. A 165,000 ton increase in fertilizer sold during the second quarter of 2007 resulted in total sales volume of 2.75 million tons in the second quarter of 2007 compared to 2.58 million tons in the second quarter of 2006.

We paid cash dividends of $1.1 million in the second quarter of 2007.

Net earnings of $150.8 million for the six months ended June 30, 2007 were $132.8 million greater than net earnings of the comparable period of 2006. The improvement in net earnings was due primarily to higher average nitrogen and phosphate fertilizer selling prices, decreases in natural gas costs, increased demand for nitrogen fertilizers and favorable variances related to natural gas derivatives.

The following significant item affected the comparability of our reported results for the six months ended June 30, 2007 and 2006:

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

CF INDUSTRIES HOLDINGS, INC.

Results of Operations

The following table presents our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except per share amounts)
Net sales	$848.9	$688.7	$160.2	$1,321.3	$1,107.9	$213.4
Cost of sales	671.3	587.5	83.8	1,038.6	1,029.4	9.2
Gross margin	177.6	101.2	76.4	282.7	78.5	204.2
Selling, general and administrative	17.5	14.3	3.2	31.2	27.3	3.9
Other operating—net	0.7	1.6	(0.9)	2.0	3.1	(1.1)
Operating earnings	159.4	85.3	74.1	249.5	48.1	201.4
Interest expense	0.3	1.5	(1.2)	0.8	2.0	(1.2)
Interest income	(5.0)	(2.8)	(2.2)	(8.9)	(5.5)	(3.4)
Minority interest	19.6	16.4	3.2	26.6	22.3	4.3
Other non-operating—net	(0.4)	(0.1)	(0.3)	(0.9)	(0.2)	(0.7)
Earnings before income taxes	144.9	70.3	74.6	231.9	29.5	202.4
Income tax provision	51.3	27.7	23.6	81.1	11.5	69.6
Net earnings	$93.6	$42.6	$51.0	$150.8	$18.0	$132.8
Net earnings per share
Basic	$1.69	$0.77	$0.92	$2.73	$0.33	$2.40
Diluted	$1.65	$0.77	$0.88	$2.67	$0.33	$2.34
Weighted average common shares outstanding
Basic	55.4	55.0		55.3	55.0
Diluted	56.6	55.0		56.4	55.0

We have corrected an error in our previously presented results of operations to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not impact any other financial statement line item or per-share amount. See “Critical Accounting Policies and Estimates” for additional discussion of this correction.

Second Quarter of 2007 Compared to the Second Quarter of 2006

Consolidated Operating Results

During the second quarter of 2007, the domestic nitrogen fertilizer industry benefited from increased demand resulting from an increase in corn acreage planted and a strong international market. Concurrently, tight worldwide industry supply/demand conditions and increased domestic demand led to improved operating results in our phosphate fertilizer business. Our total gross margin increased by $76.4 million to $177.6 million for the second quarter of 2007 compared to $101.2 million for the same period in 2006, due largely to a strong fertilizer pricing environment, partially offset by unfavorable variances on mark-to-market adjustments on natural gas derivatives. Net earnings of $93.6 million for the second quarter of 2007 included a net pre-tax mark-to-market loss of $36.3 million ($23.4 million after tax) on natural gas derivatives. Net earnings of $42.6 million for the second quarter of 2006 included a net pre-tax mark-to-market gain of $11.7 million ($7.1 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

Our net sales increased 23% to $848.9 million in the second quarter of 2007 compared to $688.7 million in the second quarter of 2006, due primarily to higher average nitrogen and phosphate fertilizer selling prices as well as an increase in nitrogen fertilizer sales volume. Average nitrogen fertilizer prices in the second quarter of 2007 increased by 10% compared to average prices in the same period of 2006. Second quarter 2007 average phosphate fertilizer prices also strengthened, increasing by 40% compared to average prices in the comparable period of the prior year. Our total sales volume increased 6% to 2.75 million tons in the second quarter of 2007 versus 2.58 million tons in the second quarter of the prior year. Nitrogen fertilizer sales volume increased 209,000 tons, or 10%, to 2.24 million tons in the second quarter of 2007 compared to 2.03 million tons in the comparable period of 2006, due primarily to higher ammonia and UAN sales. Our total level of phosphate fertilizer sales of 510,000 tons in the second quarter of 2007 was 44,000 tons, or 8%, lower as compared to the 554,000 tons sold during the same period in 2006 due to lower export sales.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged approximately $245 per ton in the second quarter of 2007 compared to $227 per ton in the second quarter of 2006, primarily due to unfavorable variances related to mark-to-market adjustments on natural gas derivatives. Phosphate fertilizer cost of sales averaged $241 per ton in the second quarter of 2007 compared to $229 per ton in the second quarter of the prior year, an increase of 5%, due mainly to higher purchased product costs.

During the second quarter of 2007, we sold approximately 1.8 million tons of fertilizer under our forward pricing program, representing approximately 65% of our total fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 1.0 million tons of fertilizer under this program, representing approximately 41% of our total volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22% to $17.5 million for the second quarter of 2007 compared to $14.3 million in the corresponding quarter of the prior year. The increase in the second quarter of 2007 was largely due to increased expenses related to the relocation of our corporate headquarters to Deerfield, Illinois, expenses related to performance-based management incentive compensation and dues for membership in a fertilizer industry group.

Other Operating—Net

Other operating—net decreased to $0.7 million in the second quarter of 2007 from $1.6 million in the same period of 2006. The decrease was due primarily to a $0.3 million downward adjustment in the second quarter of 2007 to the asset retirement obligations (AROs) at our closed Bartow, Florida, facility as compared to a $0.3 million upward adjustment in the same period of 2006. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest—Net

Net interest income increased $3.4 million to $4.7 million in the second quarter of 2007 from $1.3 million in the second quarter of 2006. Interest expense decreased to $0.3 million for the second quarter of 2007 from $1.5 million in the same quarter of 2006. The $1.2 million decrease in interest

CF INDUSTRIES HOLDINGS, INC.

expense for the second quarter of 2007 was mainly due to the recording of $1.0 million of interest expense in the second quarter of 2006 related to a Canadian tax matter. Interest income increased to $5.0 million in the second quarter of 2007 as compared to $2.8 million in the comparable period of the prior year due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of the interest income earned on our short-term investments for the second quarter of 2007 being exempt from federal taxation.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase in the second quarter of 2007 was due to improved CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

The income tax provisions recorded for the three months ended June 30, 2007 and 2006 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

Our income tax provision for the second quarter of 2007 was $51.3 million, or an effective tax rate of 35.4%. This compared with a tax provision of $27.7 million on pre-tax earnings for the second quarter of 2006, or an effective rate of 39.4%. The 2007 decrease in the effective rate resulted principally from the impact of an increase in the U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Consolidated Operating Results

Driven by increased demand resulting from anticipated and realized increases in corn acreage planted, as well as higher application rates and a tight international market, the domestic nitrogen industry rebounded from the weaker market conditions of the prior year. Improved operating results in our phosphate fertilizer business resulted from tight domestic supply/demand conditions and strong worldwide demand. Our total gross margin increased by approximately $204.2 million, or 260%, to $282.7 million for the six months ended June 30, 2007 compared to a gross margin of $78.5 million for the same period in 2006 due largely to higher average nitrogen and phosphate fertilizer selling prices, decreases in natural gas costs, favorable variances related to natural gas derivatives and increased demand for nitrogen fertilizers. Net earnings of $150.8 million for the six months ended June 30, 2007 included a net pre-tax mark-to-market gain of $2.2 million ($1.4 million after tax) on natural gas derivatives. Net earnings of $18.0 million for the six months ended June 30, 2006 included a net pre-tax mark-to-market loss of $8.3 million ($5.0 million after tax) on natural gas derivatives.

Net Sales

Our net sales of $1.3 billion for the six months ended June 30, 2007 were 19%, or $213.4 million higher than sales for the same period in 2006, due to greater nitrogen sales volume and higher average nitrogen and phosphate fertilizer selling prices in 2007, partially offset by lower phosphate fertilizer sales volumes. Our total sales volume increased 10% to 4.64 million tons for the six months ended June 30, 2007 versus 4.23 million tons for the six months ended June 30, 2006. Nitrogen fertilizer sales volume increased

CF INDUSTRIES HOLDINGS, INC.

481,000 tons, or 15%, to 3.67 million tons for the six months ended June 30, 2007 compared to 3.19 million tons in the comparable period of 2006. Our total level of phosphate fertilizer sales was 971,000 tons for the six months ended June 30, 2007 versus 1.04 million tons in the same period of 2006. Average nitrogen and phosphate fertilizer prices for the six months ended June 30, 2007 were 5% and 23% higher, respectively, than the average prices for similar products in the comparable period of 2006.

Cost of Sales

Total cost of sales of our nitrogen fertilizers averaged $221 per ton for the six months ended June 30, 2007 compared to $248 per ton in the corresponding period of 2006, a decrease of 11%, largely due to lower natural gas prices, favorable variances related to natural gas derivatives and lower purchased product costs. Phosphate fertilizer cost of sales averaged $237 per ton for the six months ended June 30, 2007 compared to $229 per ton in the same period of the prior year, an increase of 3%, mainly due to higher purchased product costs essentially offset by lower ammonia and sulfur costs.

During the first six months of 2007, we sold approximately 2.7 million tons of fertilizer under our forward pricing program, representing approximately 59% of our total fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 1.8 million tons of fertilizer under this program, representing approximately 42% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14% to $31.2 million for the six months ended June 30, 2007 compared to $27.3 million in the comparable period of 2006. The year-over-year increase in expense for the six months ended June 30, 2007 resulted largely from the increased expenses related to performance-based management incentive compensation, expenses related to the relocation of our corporate headquarters to Deerfield, Illinois, and dues for membership in a fertilizer industry group.

Other Operating—Net

Other operating—net decreased to $2.0 million for the six months ended June 30, 2007 from $3.1 million in the same period of 2006. The decrease was due primarily to adjustments of $1.0 million to increase the asset retirement obligations (AROs) at our closed Bartow facility recorded in the first six months of 2006. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest—Net

Interest—net increased to $8.1 million of net interest income for the six months ended June 30, 2007 from $3.5 million of net interest income in the same period of 2006. Interest expense decreased 60% to $0.8 million in 2007 from $2.0 million in 2006. This decrease was primarily due to $1.0 million of interest expense recorded in the second quarter of 2006 related to a Canadian tax matter. Interest income increased to $8.9 million in 2007 from $5.5 million in 2006 due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of the interest income earned on our short-term investments for 2007 being exempt from federal taxation.

CF INDUSTRIES HOLDINGS, INC.

Minority Interest

Amounts reported as minority interest represent the interest of the 34% minority holder of CFL’s common and preferred shares. The increase for the six months ended June 30, 2007 was due to CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

The income tax provisions recorded for the six month periods ended June 30, 2007 and 2006 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

Our income tax provision for the six months ended June 30, 2007 was $81.1 million, or an effective tax rate of 35.0%. This compared with a tax provision of $11.5 million on pre-tax earnings for the same period of 2006, or an effective tax rate of 39.0%. The 2007 decrease in the effective tax rate results principally from the impact of an increase in U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

CF INDUSTRIES HOLDINGS, INC.

Segment Review

Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$671.5	$550.8	$120.7	$1,022.4	$847.2	$175.2
Cost of sales	548.7	460.8	87.9	808.9	790.1	18.8
Gross margin	$122.8	$90.0	$32.8	$213.5	$57.1	$156.4
Gross margin percentage	18.3%	16.3%		20.9%	6.7%
Tons of product sold (in thousands)	2,237	2,028	209	3,666	3,185	481
Sales volumes by product (tons in thousands)
Ammonia	679	516	163	800	646	154
Urea	719	780	(61)	1,385	1,362	23
UAN	805	700	105	1,444	1,142	302
Other nitrogen products	34	32	2	37	35	2
Average selling price per ton by product
Ammonia	$390	$421	$(31)	$376	$410	$(34)
Urea	331	259	72	313	268	45
UAN	206	183	23	197	188	9
Cost of natural gas (per MMBtu) (1)
Donaldsonville	$7.61	$7.12	$0.49	$7.59	$7.82	$(0.23)
Medicine Hat	6.52	6.98	(0.46)	6.43	7.22	(0.79)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$7.53	$6.52	$1.01	$7.33	$7.14	$0.19
AECO (Alberta)	6.46	5.36	1.10	6.37	5.97	0.40
Depreciation and amortization	$12.1	$16.0	$(3.9)	$24.5	$28.9	$(4.4)
Capital expenditures	$10.5	$4.2	$6.3	$16.3	$8.5	$7.8
Production volume by product (tons in thousands)
Ammonia (2) (3)	869	852	17	1,742	1,503	239
Granular urea (2)	629	653	(24)	1,255	1,117	138
UAN (28%)	667	586	81	1,340	993	347

We have corrected an error in our previously presented nitrogen segment data to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See “Critical Accounting Policies and Estimates” for additional discussion of this correction.

(1)      Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)      Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)      Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2007 Compared to the Second Quarter of 2006

Net Sales.   Nitrogen fertilizer net sales increased $120.7 million to $671.5 million in the second quarter of 2007 compared to $550.8 million in the second quarter of 2006, primarily due to higher ammonia and UAN sales volume, as well as higher urea and UAN average selling prices. The increases in ammonia and UAN sales volume, 32% and 15% respectively, were driven by increases in corn acres planted and higher fertilizer application rates. The increased corn acreage resulted from greater demand for use by ethanol producers, low domestic corn inventories and continued strong demand for feed. Urea sales prices increased by 28% in the second quarter of 2007 compared to prices in the same period of the prior year due to increased demand in domestic and international markets. The 13% increase in average UAN sales prices was primarily due to low industry inventories entering the quarter, decreased imports and strong demand. A 7% decline in average ammonia selling prices for the second quarter of 2007 was due to a relatively high portion of the quarter’s ammonia shipments occurring towards the end of the quarter after the typical price declines following the direct application season. This delay in product movement within the quarter was due to unfavorable early quarter application conditions in some portions of the U.S. Corn Belt.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged approximately $245 per ton in the second quarter of 2007 compared to $227 per ton in the second quarter of 2006, primarily due to unfavorable variances related to mark-to-market adjustments on natural gas derivatives in 2007, somewhat offset by favorable variances on realized losses on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility, including realized gains and losses on derivatives, increased by 2% in the second quarter of 2007 versus the cost in the comparable period of 2006. We recognized a net $36.3 million mark-to-market loss in the second quarter of 2007 compared to a net $11.7 million mark-to-market gain in the second quarter of 2006.

During the second quarter of 2007, we sold approximately 1.6 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 70% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 1.0 million tons of nitrogen fertilizers under this program, representing approximately 49% of our nitrogen volume.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Sales.   Nitrogen fertilizer net sales increased $175.2 million to $1.0 billion for the six months ended June 30, 2007 compared to $847.2 million for the six months ended June 30, 2006, due to higher sales volume and higher average urea and UAN selling prices. Nitrogen fertilizer sales volume increased 15% to 3.67 million tons in the first six months of 2007 compared to 3.19 million tons in the same period of 2006, due principally to the impact of an expected increase in corn acres planted and higher fertilizer application rates. The increased corn acreage was driven by greater demand for use by ethanol producers, low domestic corn inventories and continued strong demand for feed. Higher average urea selling prices reflected continued strong domestic and international demand. The 5% increase in average UAN selling prices for the six months ended June 30, 2007 compared to the same period of 2006 reflected strong demand and a tight supply/demand balance.

Cost of Sales.   Total cost of sales of our nitrogen fertilizers averaged $221 per ton for the six months ended June 30, 2007, compared to $248 per ton for the same period in 2006, a decrease of 11%, largely due to lower natural gas prices, favorable variances related to natural gas derivatives and lower purchased product costs. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL’s Medicine Hat facility, including realized gains and losses on derivatives, decreased by 6% for the

CF INDUSTRIES HOLDINGS, INC.

six months ended June 30, 2007 versus the cost in the comparable period of 2006. Purchased product costs were approximately $12.3 million lower in 2007 than in the same period of 2006, primarily due to a decrease in the amount of sales volume supported by purchased products. We recognized a net $2.2 million mark-to-market gain for the first six months of 2007 compared to a net $8.3 million mark-to-market loss in the same period of 2006.

During the first six months of 2007, we sold approximately 2.3 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 63% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 1.6 million tons of nitrogen fertilizers under this program, representing approximately 50% of our nitrogen fertilizer sales volume for the period.

During the third quarter of 2007, we expect to take a complex-wide turnaround at our Medicine Hat, Alberta Nitrogen complex. In addition to routine maintenance activities, the electrical system at the complex will be upgraded. We do not expect this outage to impair our ability to meet commitments to our customers.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$177.4	$137.9	$39.5	$298.9	$260.7	$38.2
Cost of sales	122.6	126.7	(4.1)	229.7	239.3	(9.6)
Gross margin	$54.8	$11.2	$43.6	$69.2	$21.4	$47.8
Gross margin percentage	30.9%	8.1%		23.2%	8.2%
Tons of product sold (in thousands)	510	554	(44)	971	1,043	(72)
Sales volumes by product (tons in thousands)
DAP	406	452	(46)	794	862	(68)
MAP	104	102	2	177	181	(4)
Domestic vs export sales of DAP/MAP (tons in thousands)
Domestic	370	369	1	768	745	23
Export	140	185	(45)	203	298	(95)
Average selling price per ton by product
DAP	$349	$247	$102	$307	$248	$59
MAP	341	258	83	312	260	52
Depreciation, depletion and amortization	$7.6	$8.4	$(0.8)	$14.8	$17.4	$(2.6)
Capital expenditures	$6.9	$7.5	$(0.6)	$19.6	$14.9	$4.7
Production volume by product (tons in thousands)
Phosphate rock	722	969	(247)	1,586	1,867	(281)
Sulfuric acid	670	652	18	1,259	1,309	(50)
Phosphoric acid as P2O5 (1)	258	262	(4)	483	513	(30)
DAP/MAP	516	527	(11)	962	1,030	(68)

We have corrected an error in our previously presented phosphate segment data to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See “Critical Accounting Policies and Estimates” for additional discussion of this correction.

(1)      P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2007 Compared to the Second Quarter of 2006

Net Sales.   Phosphate fertilizer net sales increased 29% to $177.4 million in the second quarter of 2007 compared to $137.9 million in the second quarter of 2006, primarily due to higher average selling prices. A tight domestic supply/demand balance at the start of the second quarter of 2007, coupled with

CF INDUSTRIES HOLDINGS, INC.

strong international demand during the quarter helped increase average phosphate fertilizer prices by 40% compared to average selling prices in the same quarter of the prior year. Our total level of phosphate fertilizer sales of 510,000 tons in the second quarter of 2007 was 44,000 tons, or 8%, lower than in the comparable period in 2006. Sales of DAP/MAP to export customers were 45,000 tons lower, as supply was made available for domestic sales in anticipation of increased domestic demand which, while strong, fell short of expectations.

Cost of Sales.   Phosphate cost of sales averaged $241 per ton in the second quarter of 2007 compared to $229 per ton in the second quarter of 2006. The 5% increase was mainly due to higher purchased product costs. Purchased product costs were approximately $7.0 million higher in 2007 than in the same period of 2006, mainly due to an increase in the amount of sales volume supported by purchased products.

During the second quarter of 2007, we sold approximately 220,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 43% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 51,000 tons of phosphate fertilizers under this program, representing approximately 9% of our phosphate volume.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Sales.   Phosphate fertilizer net sales increased 15% to $298.9 million for the six months ended June 30, 2007 compared to $260.7 million in the comparable period of 2006, due primarily to higher average selling prices partially offset by lower phosphate fertilizer sales volume. Average phosphate fertilizer prices during the first six months of 2007 increased by 23% compared to prices in 2006. Our total level of phosphate fertilizer sales of 971,000 tons in the first six months of 2007 decreased 7% compared to 1.04 million tons in the comparable period of 2006. Reduced availability of product due to scheduled first quarter maintenance activity at our Plant City, Florida phosphate complex, along with supply being made available for second quarter domestic sales in anticipation of increased domestic demand which fell short of expectations, led to a 95,000 ton decrease in sales of DAP/MAP to export customers.

Cost of Sales.   Phosphate cost of sales averaged $237 per ton for the six months ended June 30, 2007 compared to $229 per ton for the six months ended June 30, 2006. The 3% increase was mainly due to higher purchased product costs partially offset by lower ammonia and sulfur costs. Purchased product costs were approximately $8.0 million higher in 2007 than in the same period of 2006, primarily due to an increase in the amount of sales volume supported by purchased products, mainly occurring during the second quarter of 2007.

During the first six months of 2007, we sold approximately 408,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 42% of our phosphate fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 177,000 tons of phosphate fertilizers under this program, representing approximately 17% of our phosphate fertilizer sales volume for the period.

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

CF INDUSTRIES HOLDINGS, INC.

Cash Balances

As of June 30, 2007, we had cash and cash equivalents of $59.6 million, short-term investments of $506.0 million and a $167.7 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2006, the comparable amounts were $25.4 million, $300.2 million and $102.7 million, respectively. Short-term investments consist primarily of available-for-sale tax exempt auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility are adequate to fund our cash requirements for the foreseeable future. As of June 30, 2007 and December 31, 2006, we had $190.0 million and $176.4 million available, respectively, under our senior secured revolving credit facility.

Debt

Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.6 million as of June 30, 2007 compared to $4.2 million as of December 31, 2006. There were no outstanding borrowings or letters of credit under our $250 million senior secured revolving credit facility as of June 30, 2007 or December 31, 2006.

Forward Pricing Program (FPP)

We offer a FPP to our customers under which product may be ordered for future delivery, with a significant portion of the sales proceeds generally being collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of June 30, 2007 and December 31, 2006, we had approximately $167.7 million and $102.7 million, respectively, in customer advances on our consolidated balance sheet. As of June 30, 2007 and December 31, 2006, we had approximately 2.7 million tons of product and 1.7 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of June 30, 2007 and December 31, 2006, respectively.

While customer advances were a significant source of liquidity in the first six months of both 2007 and 2006, the level of sales under the FPP is affected by many factors, including current market conditions and our customers’ perceptions of future market fundamentals. As of June 30, 2006, we had approximately 814,000 tons of product committed to be sold under this program.

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

Financial Assurance Requirements

In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we utilize an escrow account to meet such future obligations. We made annual contributions of $9.4 million and $11.1 million in March of 2007 and March of 2006, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

CF INDUSTRIES HOLDINGS, INC.

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

Cash Flows

Operating Activities

Net cash generated from operating activities in the first six months of 2007 was $302.2 million compared to $62.9 million in the same period in 2006. The $239.3 million increase in cash provided by operating activities in 2007 was due primarily to a $132.8 million increase in net earnings and a $111.7 million increase in cash generated by working capital changes. The $111.7 million increase in cash generated by working capital changes is the difference between the $70.6 million generated in the second quarter of 2007 and the $41.1 million used in the same period of 2006. During the first six months of 2007, customer advances increased by $65.0 million and accounts payable, accrued expenses, and income taxes increased by $39.9 million, generating $104.9 million of cash, which was partially offset by a $36.9 million increase in accounts receivable. The increase in customer advances was primarily due to an increase in the level of forward sales on order and higher contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accounts payable, accrued expenses, and income taxes was primarily due to an increase in income taxes payable. The increase in accounts receivable was primarily due to higher selling prices.

Investing Activities

Net cash used in investing activities was $253.5 million for the first six months of 2007 as compared to $58.3 million in the comparable period of 2006. The $195.2 million increase in cash used in investing activities was primarily due to net purchases of short-term investments of $205.9 million during the first six months of 2007 as compared to $24.0 million of net purchases during the six months ended June 30, 2006. The level of short-term investments, currently tax exempt auction rate securities that we liquidate over periods ranging from one to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment-net were $39.4 million for the first six months of 2007 and $23.2 million for the same period of the prior year. The increase in additions to property, plant and equipment-net in the first six months of 2007 included a $6.2 million increase in plant turnaround-related expenditures as compared to the same period in 2006. As previously discussed, we made annual contributions of $9.4 million in March of 2007 and $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

Net cash used in financing activities was $20.8 million in the first six months of 2007 as compared to net cash used in financing activities of $17.3 million for the comparable period of 2006. The $3.5 million increase in cash used in financing activities was due to higher distributions to minority interest, partially offset by the impact of activity related to stock-based compensation. Distributions to minority interest were higher in 2007 as all of CFL’s 2006 net earnings were distributed by June 30, 2007, whereas CFL’s 2005 net earnings were not fully distributed until the end of the third quarter of 2006. We also received $8.0 million of proceeds from stock options exercised under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan during the first six months of 2007.

Contractual Obligations

As of June 30, 2007, the annual amounts of purchase obligations for 2007, 2008 and 2009 are higher by $161.5 million, $89.8 million and $45.0 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. Of the $161.5 million increase for 2007, approximately $102.8 million relates to the first six months of the year and approximately $58.7 million relates to the last six months of the year. These changes primarily reflect higher volume commitments to purchase ammonia and sulfur for use in phosphate production. These commitments are based on spot prices as of June 30, 2007 and actual prices may differ.

As of June 30, 2007, the annual amounts of transportation obligations for 2007, 2008 and 2009 are higher by $16.9 million, $33.9 million and $17.2 million, respectively, as compared to the amounts shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. The $16.9 million increase for 2007 relates to the last six months of the year. These changes reflect a new requirements-based arrangement to transport finished product that allows for reductions in contract usage should actual transportation needs decrease. These amounts are based on normal transportation needs and contracted prices.

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

Shipping and Handling Fees and Costs

In the second quarter of 2007, we identified an error in our previously issued financial statements related to our classification of shipping and handling costs billed to our customers. Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10—Accounting for Shipping and Handling Fees and Costs states that the amount billed to a customer in a sales transaction related to

CF INDUSTRIES HOLDINGS, INC.

shipping and handling should be classified as revenue in the consolidated statement of operations. Prior to correcting the error we treated the amounts billed to our customers for shipping and handling as a reduction of shipping and handling costs included in cost of sales. Because the correction was between net sales and cost of sales, there was no change to our previously reported gross margin. The correction had no effect on any other financial statement line item or per-share amount. Even though the error is immaterial to the previously presented consolidated financial statements taken as a whole, we corrected our previously presented consolidated financial statements. See Note 17 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning this correction.

Useful Lives of Depreciable Assets

In the fourth quarter of 2006, we completed a comprehensive review of the depreciable lives of our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense. As a result of this review, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. As a result of these changes, we expect that depreciation expense will be reduced by approximately $11.7 million during 2007.

Of the $11.7 million anticipated reduction in depreciation expense, approximately $10.4 million relates to our nitrogen production assets and $1.3 million relates to our phosphate production assets. Included in the $10.4 million expected decrease in depreciation for nitrogen assets is approximately $1.5 million relating to CFL, a joint venture of which we own 66%.

The effect of this change in estimate for the quarter ended June 30, 2007 was a reduction of depreciation of $2.8 million, an increase in earnings before income taxes of $2.9 million, an increase in net earnings of $1.9 million, and an increase in diluted earnings per share of $0.04. Of the $2.8 million reduction in depreciation expense, approximately $2.5 million related to our nitrogen production assets and $0.3 million related to our phosphate production assets. The effect of this change in estimate for the six months ended June 30, 2007 was a reduction of depreciation of $5.6 million, an increase in earnings before income taxes of $4.9 million, an increase in net earnings of $3.2 million, and an increase in diluted earnings per share of $0.06. Of the $5.6 million reduction in depreciation expense, approximately $4.9 million related to our nitrogen production assets and $0.7 million related to our phosphate production assets.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

Interest Rate Fluctuations

As of June 30, 2007, we had notes payable of approximately $5 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $50,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of June 30, 2007, there were no loans outstanding under this credit facility.

As of June 30, 2007, we had short-term investments of $506.0 million consisting primarily of available-for-sale tax exempt auction rate securities that we liquidate over periods ranging from one to twelve months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $5.0 million change in pre-tax income on an annual basis.

Commodity Prices

We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of June 30, 2007, 34.0 million MMBtus of natural gas were hedged, most of which related to sales contracted to be sold through our forward pricing program. Most of the 30.6 million MMBtus of natural gas hedged as of December 31, 2006, also related to sales contracted to be sold through our forward pricing program.

CF INDUSTRIES HOLDINGS, INC.

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

(b)   Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2007 annual meeting of stockholders was held on May 9, 2007, for the purpose of (1) electing two members of the board of directors to serve until the 2010 annual meeting of stockholders and (2) ratifying the selection of KPMG LLP as our independent registered public accounting firm for 2007.

At the meeting, the following persons were elected to the board of directors, each for a term to expire at the 2010 annual meeting of stockholders:

	Number of Votes
Nominee	For	Withheld
Robert C. Arzbaecher	47,734,266	375,061
Edward A. Schmitt	47,694,416	414,911

The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year 2007 with 47,863,142 votes cast for ratification, 240,581 votes cast against ratification and 5,604 abstentions.

ITEM 6.                EXHIBITS.

A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 39 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 6, 2007	By	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 6, 2007	By	/s/ ANTHONY J. NOCCHIERO
Anthony J. Nocchiero
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of April 24, 2007, by and between CF Industries Holdings, Inc. and W. Anthony Will.
10.2	Change in Control Severance Agreement, effective as of May 8, 2007, by and between CF Industries Holdings, Inc. and Anthony J. Nocchiero.
10.3	Separation Agreement and Release, effective as of May 24, 2007, by and between CF Industries Holdings, Inc. and Ernest Thomas.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.