Form 10-Q
period 2007-09-30
CF Industries Holdings, Inc.
filed 2007-11-05
CIK 1324404

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    001-32597

CF INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2697511 (I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois (Address of principal executive offices)	60015 (Zip Code)
(847) 405-2400 (Registrant's telephone number, including area code)

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

        55,869,143 million shares of the registrant's common stock, $0.01 par value per share, were outstanding at September 30, 2007.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net sales	$582.9	$398.6	$1,904.2	$1,506.5
Cost of sales	431.6	372.8	1,470.2	1,402.2

Gross margin	151.3	25.8	434.0	104.3
Selling, general and administrative	16.6	13.2	47.8	40.5
Other operating—net	(3.2)	0.3	(1.2)	3.4

Operating earnings	137.9	12.3	387.4	60.4
Interest expense	0.5	0.5	1.3	2.5
Interest income	(6.4)	(3.8)	(15.3)	(9.3)
Minority interest	11.6	4.8	38.2	27.1
Other non-operating—net	(0.4)	(0.2)	(1.3)	(0.4)

Earnings before income taxes	132.6	11.0	364.5	40.5
Income tax provision	46.1	3.7	127.2	15.2

Net earnings	$86.5	$7.3	$237.3	$25.3

Net earnings per share
Basic	$1.55	$0.13	$4.28	$0.46
Diluted	$1.52	$0.13	$4.19	$0.46
Weighted average common shares outstanding
Basic	55.6	55.0	55.4	55.0
Diluted	56.9	55.0	56.6	55.0
Dividends declared per common share	$0.02	$0.02	$0.06	$0.06

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Net earnings	$86.5	$7.3	$237.3	$25.3
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	1.7	(0.2)	3.7	0.8
Defined benefit plans—net of taxes	0.2	—	0.8	—
Unrealized gain (loss) on securities—net of taxes	(0.1)	0.1	—	0.2
Unrealized loss on derivatives—net of taxes	—	(0.8)	—	(4.2)

	1.8	(0.9)	4.5	(3.2)

Comprehensive income	$88.3	$6.4	$241.8	$22.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$53.0	$25.4
Short-term investments	677.4	300.2
Accounts receivable	142.5	113.9
Income taxes receivable	7.2	—
Inventories	236.7	176.1
Assets held for sale	6.0	—
Other	16.0	17.5

Total current assets	1,138.8	633.1
Property, plant and equipment—net	618.4	597.0
Deferred income taxes	—	1.7
Goodwill	0.9	0.9
Asset retirement obligation escrow account	21.6	11.5
Other assets	45.6	46.2

Total assets	$1,825.3	$1,290.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$175.4	$172.3
Income taxes payable	—	1.9
Customer advances	332.7	102.7
Deferred income taxes	16.0	9.8
Distributions payable to minority interest	—	27.8
Other	39.6	38.9

Total current liabilities	563.7	353.4

Notes payable	5.0	4.2
Deferred income taxes	13.4	—
Other noncurrent liabilities	155.6	152.2
Contingencies (Note 15)
Minority interest	59.2	13.6
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2007—55,869,143 and 2006—55,172,101 shares issued and outstanding	0.6	0.6
Paid-in capital	774.1	751.2
Retained earnings	282.6	48.6
Accumulated other comprehensive loss	(28.9)	(33.4)

Total stockholders' equity	1,028.4	767.0

Total liabilities and stockholders' equity	$1,825.3	$1,290.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
	(in millions)
Operating Activities:
Net earnings	$237.3	$25.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	38.2	27.1
Depreciation, depletion and amortization	61.1	70.3
Deferred income taxes	18.4	5.3
Stock compensation expense	7.4	6.1
Excess tax benefit from stock-based compensation	(5.1)	—
Unrealized (gain) loss on derivatives	(4.1)	21.3
Changes in:
Accounts receivable	(22.6)	(30.8)
Margin deposits	11.1	16.8
Inventories	(58.8)	12.8
Accrued income taxes	(1.7)	1.3
Accounts payable and accrued expenses	(2.9)	(22.8)
Product exchanges—net	1.3	13.7
Customer advances—net	230.0	17.2
Other—net	(6.0)	(0.3)

Net cash provided by operating activities	503.6	163.3

Investing Activities:
Additions to property, plant and equipment	(77.8)	(41.4)
Proceeds from the sale of property, plant and equipment	4.0	0.3
Purchases of short-term investments	(803.1)	(629.5)
Sales and maturities of short-term investments	425.8	524.8
Deposit to asset retirement obligation escrow account	(9.4)	(11.1)
Other—net	1.2	—

Net cash used in investing activities	(459.3)	(156.9)

Financing Activities:
Dividends paid on common stock	(3.3)	(3.3)
Distributions to minority interest	(30.0)	(19.0)
Issuances of common stock under employee stock plans	10.6	—
Excess tax benefit from stock-based compensation	5.1	—
Other—net	(0.3)	—

Net cash used in financing activities	(17.9)	(22.3)

Effect of exchange rate changes on cash and cash equivalents	1.2	(0.1)

Increase (decrease) in cash and cash equivalents	27.6	(16.0)
Cash and cash equivalents at beginning of period	25.4	37.4

Cash and cash equivalents at end of period	$53.0	$21.4

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

2.    Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2006 Annual Report on Form 10-K as of and for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

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

  •
  Emerging Issues Task Force (EITF) Issue No. 06-11—Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This EITF Issue clarifies how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options that are charged to retained earnings under SFAS No. 123R—Share-Based Payment. This EITF Issue is effective for income tax benefits that result from dividends on equity-classified share-based payment awards that are declared by the Company after December 31, 2007. The adoption of this EITF Issue will not have a material impact on our consolidated financial statements.

  •
  FSP No. FIN 39-1—Amendment of FASB Interpretation No. 39—Offsetting of Amounts Related to Certain Contracts. This FSP amends FIN No. 39 to replace the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" as defined in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities. It also permits the offset of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement in accordance with FIN No. 39. If a policy of offsetting is elected, the fair value of the right to reclaim or return cash collateral must be offset against amounts recognized for derivative instruments. This FSP is effective for the Company beginning January 1, 2008. We do not expect this FSP to have a material impact on our consolidated financial statements.

4.    Change in Estimate of Useful Lives of Depreciable Assets

        We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006 we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the three months ended September 30, 2007 was an increase in earnings before income taxes of $2.7 million, an increase in net earnings of $1.7 million, and an increase in diluted earnings per share of $0.03. The effect of this change in estimate for the nine months ended September 30, 2007 was an increase in earnings before income taxes of $7.6 million, an increase in net earnings of $4.9 million, and an increase in diluted earnings per share of $0.09.

5.    Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions, except per share amounts)
Net earnings available to common shareholders	$86.5	$7.3	$237.3	$25.3

Basic earnings per common share:
Weighted average common shares outstanding	55.6	55.0	55.4	55.0

Net earnings	$1.55	$0.13	$4.28	$0.46

Diluted earnings per common share:
Weighted average common shares outstanding	55.6	55.0	55.4	55.0
Dilutive common shares:
Stock options	1.2	—	1.1	—
Restricted stock	0.1	—	0.1	—

Diluted weighted average shares outstanding	56.9	55.0	56.6	55.0

Net earnings	$1.52	$0.13	$4.19	$0.46

        For the three months ended September 30, 2007, the computation of diluted earnings per share excludes approximately 0.1 million potentially dilutive stock options because the effect of their inclusion would be antidilutive. For the three and nine months ended September 30, 2006, the computation of diluted earnings per share excludes approximately 3.1 million and 2.9 million potentially dilutive stock options because the effect of their inclusion would be antidilutive. Of the 2006 antidilutive options, approximately 2.9 million and 1.0 million were excluded from the computation of dilutive potential common shares for the three and nine months ended September 30, 2006, as their exercise prices were greater than the average market price of our common shares for those periods.

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

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans				Retiree Medical
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
Service cost for benefits earned during the period	$1.7	$1.8	$5.1	$5.3	$0.3	$0.4	$0.9	$1.0
Interest cost on projected benefit obligation	3.4	3.1	10.1	9.4	0.4	0.4	1.3	1.2
Expected return on plan assets	(3.6)	(3.5)	(10.7)	(10.4)	—	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.3	0.3
Amortization of prior service cost	0.1	—	0.1	0.1	—	—	—	—
Amortization of actuarial loss	0.4	0.7	1.4	2.0	0.1	0.1	0.2	0.3

Net periodic benefit cost	2.0	$2.1	6.0	$6.4	0.9	$1.0	2.7	$2.8

Amortization of actuarial loss	(0.4)		(1.4)		(0.1)		(0.2)
Amortization of prior service costs	(0.1)		(0.1)		—		—
Amortization of transition obligation	—		—		(0.1)		(0.3)

Total recognized in accumulated other comprehensive loss	(0.5)		(1.5)		(0.2)		(0.5)

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$1.5		$4.5		$0.7		$2.2

        Our pension funding contributions in 2007 are estimated to total $12.1 million.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. We recognized expense for these plans of $0.3 million and $0.4 million, respectively, for the three months ended September 30, 2007 and 2006, and $1.0 million and $1.1 million, respectively, for the nine months ended September 30, 2007 and 2006. Included in the amounts recognized as expense for the three and nine months ended September 30, 2007, was $0.1 million and $0.4 million, respectively, of amortization for amounts included in our accumulated other comprehensive loss.

7. Income Taxes

        The income tax provisions recorded for the three and nine months ended September 30, 2007 and 2006 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting and FIN No. 18—Accounting for Income Taxes in Interim Periods.

CF INDUSTRIES HOLDINGS, INC.

        The Company has adopted FIN No. 48—Accounting for Uncertainty in Income Taxes as of January 1, 2007. The effect of adoption was not material. The Company files federal, provincial, state and local income tax returns in the United States and Canada. As of September 30, 2007, the Company's filed tax returns remain subject to examination by United States tax jurisdictions generally for years 2001 and thereafter and by Canadian tax jurisdictions for years 2002 and thereafter.

        The Company's accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits in interest expense and other non-operating-net, respectively.

8.    Inventories

        Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Fertilizer	$194.3	$135.1
Raw materials, spare parts and supplies	42.4	41.0

	$236.7	$176.1

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

        In the first quarters of 2007 and 2006, we made annual contributions of $9.4 million and $11.1 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next nine years, we expect to contribute between $4 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $85 million. After 2016, contributions to the fund are estimated to average less than $1 million annually for the following 17 years. The balance in the account is estimated to be approximately $170 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida. Therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in this account is reported as an asset at fair value on our consolidated balance sheet.

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

11.    Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of September 30, 2007, there was $219.0 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana.

        Effective July 31, 2007, we executed an amendment of the credit facility which provides an extension of the term of the facility for approximately two additional years (through July 31, 2012), a reduction in facility fees, a reduction in applicable margin under the Eurodollar Rate option, a less restrictive capital expenditure limit when cash availability falls below the established threshold, and a loosening of other covenants including maximum indebtedness. For additional information on the credit facility, refer to Note 21—Credit Agreement, in our 2006 Annual Report on Form 10-K filed with the SEC on February 28, 2007.

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

        Derivative gains (losses) recorded directly to cost of sales consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Realized losses	$(32.9)	$(1.7)	$(50.6)	$(49.0)
Unrealized mark-to-market gains (losses)	1.9	(13.0)	4.1	(21.3)

Net derivative losses	$(31.0)	$(14.7)	$(46.5)	$(70.3)

        On the consolidated balance sheet at September 30, 2007, we had net unrealized losses of $33.7 million on 49.5 million MMBtus of gas swap contracts. At December 31, 2006, we had net unrealized losses of $37.8 million on 30.6 million MMBtus of gas swap contracts.

13.    Stock-Based Compensation

        We grant stock-based compensation awards under our 2005 Equity and Incentive Plan. These awards are accounted for in accordance with SFAS No. 123R—Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. We estimate the fair value of each stock option award using the Black-Scholes option valuation model. The fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

        At September 30, 2007, we had 2.7 million stock options outstanding with an aggregate intrinsic value of $152.4 million. At December 31, 2006, we had 3.2 million stock options outstanding with an aggregate intrinsic value of $31.4 million. During the three months ended September 30, 2007, we granted 191,900 stock options and 33,100 shares of restricted stock to employees and 1,119 shares of restricted stock to a non-management member of our Board of Directors. The weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the three months ended September 30, 2007 was $21.41 and $52.15, respectively. During the nine months ended September 30, 2007, we granted 213,400 stock options and 38,700 shares of restricted stock to employees and 10,809 shares of restricted stock to non-management members of our Board of Directors. The weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the nine months ended September 30, 2007 was $20.99 and $48.63, respectively.

        Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Stock-based compensation expense	$3.3	$2.5	$7.4	$6.1
Income tax benefit	(1.3)	(1.0)	(2.9)	(2.4)

Stock-based compensation expense, net of income taxes	$2.0	$1.5	$4.5	$3.7

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $9.7 million as of September 30, 2007, which will be recognized as expense over a weighted-average period of 1.4 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $2.7 million as of September 30, 2007, which will be recognized as expense over a weighted-average period of 1.6 years.

        During the three and nine months ended September 30, 2007, 0.2 million and 0.7 million stock options were exercised with a pre-tax intrinsic value of $7.1 million and $18.7 million, respectively. Cash received from stock option exercises for the three and nine months ended September 30, 2007 was $2.6 million and $10.6 million, respectively. At September 30, 2007, 1.4 million stock options were exercisable with an aggregate intrinsic value of $84.3 million. At December 31, 2006, 0.9 million stock options were exercisable with an intrinsic value of $8.7 million.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three and nine months ended September 30, 2007 were $1.7 million and $5.1 million, respectively.

14.    Other Comprehensive Income (Loss)

        Stockholders' equity includes accumulated other comprehensive loss, which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Net change	3.7	—	0.8	4.5

Balance at September 30, 2007	$0.8	$0.4	$(30.1)	$(28.9)

        The $0.8 million adjustment to our defined benefit plans is net of deferred taxes of $0.7 million and consists of amortization of actuarial losses, prior service costs and transition obligations.

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

        By letter dated September 27, 2005, EPA Region 4 issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, have resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

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

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2007 and 2006, and assets at September 30, 2007 and December 31, 2006, are presented below. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2007
Net sales
Ammonia	$42.9	$—	$42.9
Urea	206.3	—	206.3
UAN	138.8	—	138.8
DAP	—	152.6	152.6
MAP	—	41.5	41.5
Other	0.8	—	0.8

	388.8	194.1	582.9
Cost of sales	308.6	123.0	431.6

Gross margin	$80.2	$71.1	$151.3

Three months ended September 30, 2006
Net sales
Ammonia	$41.9	$—	$41.9
Urea	136.9	—	136.9
UAN	96.1	—	96.1
DAP	—	91.5	91.5
MAP	—	31.7	31.7
Other	0.5	—	0.5

	275.4	123.2	398.6
Cost of sales	265.8	107.0	372.8

Gross margin	$9.6	$16.2	$25.8

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2007
Net sales
Ammonia	$343.5	$—	$343.5
Urea	639.8	—	639.8
UAN	423.4	—	423.4
DAP	—	396.4	396.4
MAP	—	96.6	96.6
Other	4.5	—	4.5

	1,411.2	493.0	1,904.2
Cost of sales	1,117.5	352.7	1,470.2

Gross margin	$293.7	$140.3	$434.0

Nine months ended September 30, 2006
Net sales
Ammonia	$306.6	$—	$306.6
Urea	501.7	—	501.7
UAN	310.3	—	310.3
DAP	—	305.2	305.2
MAP	—	78.7	78.7
Other	4.0	—	4.0

	1,122.6	383.9	1,506.5
Cost of sales	1,055.9	346.3	1,402.2

Gross margin	$66.7	$37.6	$104.3

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2007	$573.7	$465.7	$785.9	$1,825.3
December 31, 2006	$493.9	$426.9	$369.6	$1,290.4

17.    Correction of an Error

        In the second quarter of 2007, we identified an error in our previously issued financial statements related to the classification of shipping and handling costs billed to customers. FASB EITF Issue No. 00-10—Accounting for Shipping and Handling Fees and Costs states that the amount billed to a customer in a sales transaction related to shipping and handling should be classified as revenue in the consolidated statement of operations. Prior to correcting the error we treated the amounts billed to customers for shipping and handling as a reduction of shipping and handling costs included in cost of sales. Because the correction was between net sales and cost of sales, there was no change to our previously reported gross margin. The correction had no effect on any other financial statement line item or per-share amount. Even though the error is immaterial to the previously presented consolidated financial statements taken as a whole, we have corrected our previously presented consolidated financial statements as follows:

	Three months ended September 30, 2006
	As previously presented	Correction	As presented herein
	($ in millions)
Nitrogen segment
Net sales	$260.5	$14.9	$275.4
Cost of sales	250.9	14.9	265.8

Gross margin	$9.6	$—	$9.6

Gross margin percentage	3.7%		3.5%
Phosphate segment
Net sales	$117.5	$5.7	$123.2
Cost of sales	101.3	5.7	107.0

Gross margin	$16.2	$—	$16.2

Gross margin percentage	13.8%		13.2%
Consolidated
Net sales	$378.0	$20.6	$398.6
Cost of sales	352.2	20.6	372.8

Gross margin	$25.8	$—	$25.8

Gross margin percentage	6.8%		6.5%

	Nine months ended September 30, 2006
	As previously presented	Correction	As presented herein
	($ in millions)
Nitrogen segment
Net sales	$1,082.5	$40.1	$1,122.6
Cost of sales	1,015.8	40.1	1,055.9

Gross margin	$66.7	$—	$66.7

Gross margin percentage	6.2%		5.9%
Phosphate segment
Net sales	$360.8	$23.1	$383.9
Cost of sales	323.2	23.1	346.3

Gross margin	$37.6	$—	$37.6

Gross margin percentage	10.4%		9.8%
Consolidated
Net sales	$1,443.3	$63.2	$1,506.5
Cost of sales	1,339.0	63.2	1,402.2

Gross margin	$104.3	$—	$104.3

Gross margin percentage	7.2%		6.9%

18.    Subsequent Event

        In October 2007, we acquired for $25.6 million 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also acquired certain non-voting preferred shares of Keytrade for $0.8 million and contributed an additional $12.8 million in subordinated financing. The acquisition will provide us with a global platform for marketing and sourcing fertilizer. We will utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We expect to account for Keytrade as an equity method investment. The investment is not considered material to our consolidated results; therefore we are not presenting pro forma information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Summary

        We reported net earnings of $86.5 million in the third quarter of 2007 compared to net earnings of $7.3 million in the third quarter of 2006. Our results for the third quarter of 2007 included a net $1.9 million pre-tax mark-to-market gain ($1.2 million after tax) on natural gas derivatives. Net earnings of $7.3 million for the third quarter of 2006 included a net $13.0 million pre-tax mark-to-market loss ($8.1 million after tax) on natural gas derivatives.

        Our gross margin increased $125.5 million to $151.3 million in the third quarter of 2007 compared to $25.8 million in the third quarter of 2006. The increase in gross margin resulted mainly from higher average nitrogen and phosphate fertilizer selling prices and favorable variances on mark-to-market adjustments on natural gas derivatives, partially offset by higher realized natural gas costs and higher purchased product costs.

        Our net sales increased 46% to $582.9 million in the third quarter of 2007 compared to $398.6 million in the third quarter of 2006. The increase reflected higher average nitrogen and phosphate fertilizer selling prices. Total sales volume of 1.84 million tons in the third quarter of 2007 approximated the amount sold in the comparable quarter of the prior year.

        We paid cash dividends of $1.1 million in the third quarter of 2007.

        Net earnings of $237.3 million for the nine months ended September 30, 2007 were $212.0 million greater than net earnings of the comparable period of 2006. The increase in net earnings was due to higher average nitrogen and phosphate fertilizer selling prices.

        The following significant item affected the comparability of our reported results for the nine months ended September 30, 2007 and 2006:

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

Results of Operations

        The following table presents our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except per share amounts)
Net sales	$582.9	$398.6	$184.3	$1,904.2	$1,506.5	$397.7
Cost of sales	431.6	372.8	58.8	1,470.2	1,402.2	68.0

Gross margin	151.3	25.8	125.5	434.0	104.3	329.7
Selling, general and administrative	16.6	13.2	3.4	47.8	40.5	7.3
Other operating—net	(3.2)	0.3	(3.5)	(1.2)	3.4	(4.6)

Operating earnings	137.9	12.3	125.6	387.4	60.4	327.0
Interest expense	0.5	0.5	—	1.3	2.5	(1.2)
Interest income	(6.4)	(3.8)	(2.6)	(15.3)	(9.3)	(6.0)
Minority interest	11.6	4.8	6.8	38.2	27.1	11.1
Other non-operating—net	(0.4)	(0.2)	(0.2)	(1.3)	(0.4)	(0.9)

Earnings before income taxes	132.6	11.0	121.6	364.5	40.5	324.0
Income tax provision	46.1	3.7	42.4	127.2	15.2	112.0

Net earnings	$86.5	$7.3	$79.2	$237.3	$25.3	$212.0

Net earnings per share
Basic	$1.55	$0.13	$1.42	$4.28	$0.46	$3.82
Diluted	$1.52	$0.13	$1.39	$4.19	$0.46	$3.73
Weighted average common shares outstanding
Basic	55.6	55.0		55.4	55.0
Diluted	56.9	55.0		56.6	55.0

        We have corrected an error in our previously presented results of operations to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not impact any other financial statement line item or per-share amount. See "Critical Accounting Policies and Estimates" and Note 17 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of this correction.

Third Quarter of 2007 Compared to the Third Quarter of 2006

Consolidated Operating Results

        Low domestic producer inventories, relatively low levels of urea and UAN imports and expectations of a strong upcoming fall application season all contributed to favorable market conditions for the domestic nitrogen fertilizer industry during the third quarter of 2007. Concurrently, tight worldwide industry supply/demand conditions and increased domestic demand led to improved operating results in our phosphate fertilizer business. Our total gross margin increased by $125.5 million to $151.3 million for the third quarter of 2007 from $25.8 million for the same period in 2006, due largely to a strong fertilizer pricing environment and favorable variances on mark-to-market adjustments on natural gas derivatives, partially offset by higher realized natural gas costs and higher purchased product costs. Net earnings of $86.5 million for the third quarter of 2007 included a net pre-tax mark-to-market gain of $1.9 million ($1.2 million after tax) on natural gas derivatives. Net earnings of $7.3 million for the third quarter of 2006 included a net pre-tax mark-to-market loss of $13.0 million ($8.1 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 46% to $582.9 million in the third quarter of 2007 from $398.6 million in the third quarter of 2006, due to higher average nitrogen and phosphate fertilizer selling prices. Average nitrogen fertilizer prices in the third quarter of 2007 increased by 45% compared to average prices in the same period of 2006. Third quarter 2007 average phosphate fertilizer prices also strengthened, increasing by 62% compared to average prices in the comparable period of the prior year. Our total sales volume of 1.84 million tons in the third quarter of 2007 approximated the amount sold in the third quarter of the prior year.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $229 per ton in the third quarter of 2007 compared to $193 per ton in the third quarter of 2006, an increase of 19%, primarily due to higher realized natural gas costs and higher purchased product costs. Phosphate fertilizer cost of sales averaged $248 per ton in the third quarter of 2007 compared to $210 per ton in the third quarter of the prior year, an increase of 18%, due mainly to higher raw material costs and the impact of an unplanned production outage.

        During the third quarter of 2007, we sold approximately 932,000 tons of fertilizer under our forward pricing program, representing approximately 51% of our total fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 434,000 tons of fertilizer under this program, representing approximately 23% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 26% to $16.6 million for the third quarter of 2007 compared to $13.2 million in the corresponding quarter of the prior year. The increase in the third quarter of 2007 was largely due to increased compensation expense associated with our stock-based awards, expenses related to performance-based management incentive compensation, and expenses related to the relocation of our corporate headquarters to Deerfield, Illinois.

Other Operating—Net

        Other operating—net swung to net income of $3.2 million in the third quarter of 2007 from $0.3 million of net costs in the same period of 2006. The change was due primarily to a $3.8 million gain on the third quarter 2007 sale of a parcel of land and a warehouse at our closed Bartow, Florida facility. In conjunction with that sale we reduced the related asset retirement obligations (AROs) by $1.0 million to reflect obligations previously recognized for which we are no longer responsible. We also recorded in the third quarter of 2006 a $1.2 million reduction to our litigation reserves as a result of a final settlement of a case. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest—Net

        Net interest income increased $2.6 million to $5.9 million in the third quarter of 2007 from $3.3 million in the third quarter of 2006. Interest expense was $0.5 million for the third quarters of both 2007 and 2006. Interest income increased to $6.4 million in the third quarter of 2007 as compared to $3.8 million in the comparable period of the prior year due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of our short-term investments for the third quarter of 2007 being in securities that are exempt from federal taxation versus substantially all being in securities subject to federal taxation during the third quarter of 2006.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in the third quarter of 2007 was due to improved CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        The income tax provisions recorded for the three months ended September 30, 2007 and 2006 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the third quarter of 2007 was $46.1 million, or an effective tax rate of 34.8%. This compared with a tax provision of $3.7 million on pre-tax earnings for the third quarter of 2006, or an effective rate of 33.6%. The 2006 effective tax rate would have been 38.1% excluding the impact of a state income tax rate adjustment. The 2007 effective rate reflects the impacts of an increase in the U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Consolidated Operating Results

        Increased domestic demand and a tight international market drove improved performance in the domestic nitrogen industry as compared to the prior year. Demand increased due to increases in corn acreage planted and higher spring season application rates, as well as the expectation of a strong fall application season. Improved operating results in our phosphate fertilizer business resulted from tight domestic supply/demand conditions, strong worldwide demand and anticipated strong demand in the fall. Our total gross margin increased by approximately $329.7 million, or 316%, to $434.0 million for the nine months ended September 30, 2007 from a gross margin of $104.3 million for the same period in 2006 due largely to higher average nitrogen and phosphate fertilizer selling prices and favorable variances on mark-to-market adjustments on natural gas derivatives. Net earnings of $237.3 million for the nine months ended September 30, 2007 included a net pre-tax mark-to-market gain of $4.1 million ($2.6 million after tax) on natural gas derivatives. Net earnings of $25.3 million for the nine months ended September 30, 2006 included a net pre-tax mark-to-market loss of $21.3 million ($13.0 million after tax) on natural gas derivatives.

Net Sales

        Our net sales of $1.9 billion for the nine months ended September 30, 2007 were 26%, or $397.7 million higher than sales for the same period in 2006, due to higher average nitrogen and phosphate fertilizer selling prices and higher nitrogen sales volume, partially offset by lower phosphate fertilizer sales volumes. Our total sales volume increased 6% to 6.48 million tons for the nine months ended September 30, 2007 versus 6.12 million tons for the nine months ended September 30, 2006. Nitrogen fertilizer sales volume increased 449,000 tons, or 10%, to 5.01 million tons for the nine months ended September 30, 2007 compared to 4.56 million tons in the same period of 2006. Our total level of phosphate fertilizer sales was 1.47 million tons for the nine months ended September 30, 2007 versus 1.55 million tons in the same period of 2006. Average nitrogen and phosphate fertilizer prices for the nine months ended September 30, 2007 were 15% and 36% higher, respectively, than the average prices for similar products in the same period of 2006.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged $223 per ton for the nine months ended September 30, 2007 compared to $231 per ton in the corresponding period of 2006, a decrease of 3%, largely due to favorable variances on mark-to-market adjustments on natural gas derivatives. Phosphate fertilizer cost of sales averaged $240 per ton for the nine months ended September 30, 2007 compared to $223 per ton in the same period of the prior year, an increase of 8%, mainly due to the impact of planned and unplanned production outages, higher purchased product, phosphate rock and ammonia costs partially offset by lower sulfur costs.

        During the first nine months of 2007, we sold approximately 3.6 million tons of fertilizer under our forward pricing program, representing approximately 56% of our total fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 2.2 million tons of fertilizer under this program, representing approximately 36% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 18% to $47.8 million for the nine months ended September 30, 2007 compared to $40.5 million in the comparable period of 2006. The year-over-year increase in expense for the nine months ended September 30, 2007 resulted largely from the increased expenses related to performance-based management incentive compensation; expenses related to the relocation of our corporate headquarters to Deerfield, Illinois; increased compensation costs associated with our stock-based awards; and dues for membership in a fertilizer industry group.

Other Operating—Net

        Other operating—net swung to net income of $1.2 million for the nine months ended September 30, 2007 from $3.4 million of net costs in the same period of 2006. The change was due primarily to a $3.8 million gain on the third quarter 2007 sale of a parcel of land and a warehouse at our closed Bartow, Florida, facility. In conjunction with that sale we reduced the related AROs by $1.0 million to reflect obligations previously recognized for which we are no longer responsible. Additionally, we recorded upward adjustments of $0.5 million to other Bartow AROs during the nine months ended September 30, 2007 as compared to upward adjustments of $1.7 million in the same period of 2006. We also recorded in the third quarter of 2006 a $1.2 million reduction to our litigation reserves as a result of a final settlement of a case. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Interest—Net

        Interest—net increased to $14.0 million of net interest income for the nine months ended September 30, 2007 from $6.8 million of net interest income in the same period of 2006. Interest expense decreased 48% to $1.3 million in 2007 from $2.5 million in 2006. This decrease was primarily due to $1.0 million of interest expense recorded in the second quarter of 2006 related to a Canadian tax matter. Interest income increased to $15.3 million in 2007 from $9.3 million in 2006 due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of our short-term investments for 2007 being in securities that are exempt from federal taxation versus substantially all being in securities subject to federal taxation during 2006.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase for the nine months ended September 30, 2007 was due to CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        The income tax provisions recorded for the nine month periods ended September 30, 2007 and 2006 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the nine months ended September 30, 2007 was $127.2 million, or an effective tax rate of 34.9%. This compared with a tax provision of $15.2 million on pre-tax earnings for the same period of 2006, or an effective tax rate of 37.5%. The 2007 decrease in the effective tax rate results principally from the impact of an increase in the U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

CF INDUSTRIES HOLDINGS, INC.

Segment Review

        Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$388.8	$275.4	$113.4	$1,411.2	$1,122.6	$288.6
Cost of sales	308.6	265.8	42.8	1,117.5	1,055.9	61.6

Gross margin	$80.2	$9.6	$70.6	$293.7	$66.7	$227.0
Gross margin percentage	20.6%	3.5%		20.8%	5.9%
Tons of product sold (in thousands)	1,346	1,378	(32)	5,012	4,563	449
Sales volumes by product (tons in thousands)
Ammonia	116	143	(27)	916	789	127
Urea	618	607	11	2,003	1,969	34
UAN	605	621	(16)	2,049	1,763	286
Other nitrogen products	7	7	—	44	42	2
Average selling price per ton by product
Ammonia	$370	$293	$77	$375	$389	$(14)
Urea	334	226	108	319	255	64
UAN	230	155	75	207	176	31
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$7.89	$6.58	$1.31	$7.68	$7.37	$0.31
Medicine Hat	5.42	5.15	0.27	6.17	6.58	(0.41)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$6.13	$6.09	$0.04	$6.93	$6.78	$0.15
AECO (Alberta)	4.98	5.07	(0.09)	5.90	5.66	0.24
Depreciation and amortization	$11.9	$14.7	$(2.8)	$36.4	$43.6	$(7.2)
Capital expenditures	$30.8	$13.2	$17.6	$47.2	$21.7	$25.5
Production volume by product (tons in thousands)
Ammonia(2)(3)	694	776	(82)	2,436	2,279	157
Granular urea(2)	488	568	(80)	1,743	1,685	58
UAN (28%)	622	679	(57)	1,962	1,672	290

        We have corrected an error in our previously presented nitrogen segment data to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See "Critical Accounting Policies and Estimates" and Note 17 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of this correction.

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Third Quarter of 2007 Compared to the Third Quarter of 2006

        Net Sales.    Nitrogen fertilizer net sales increased $113.4 million to $388.8 million in the third quarter of 2007 compared to $275.4 million in the third quarter of 2006, due to higher urea and UAN average selling prices. Average urea and UAN selling prices both increased by 48% in the third quarter of 2007 compared to prices in the same period of the prior year due to strong international markets, low domestic producer inventory levels entering the quarter and the expectation of higher fall demand fueled in part by higher wheat prices.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $229 per ton in the third quarter of 2007 compared to $193 per ton in the third quarter of 2006. The 19% increase was primarily due to unfavorable variances on realized losses on natural gas derivatives and higher purchased product costs, somewhat offset by favorable variances related to mark-to-market adjustments on natural gas derivatives in 2007. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 16% in the third quarter of 2007 versus the cost in the comparable period of 2006. Purchased product costs were approximately $15.7 million higher in 2007 than in 2006 primarily due to higher prices. We recognized a net $1.9 million mark-to-market gain in the third quarter of 2007 compared to a net $13.0 million mark-to-market loss in the third quarter of 2006.

        During the third quarter of 2007, we sold approximately 711,000 tons of nitrogen fertilizers under our forward pricing program, representing approximately 53% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 380,000 tons of nitrogen fertilizers under this program, representing approximately 28% of our nitrogen volume.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        Net Sales.    Nitrogen fertilizer net sales increased $288.6 million to $1.4 billion for the nine months ended September 30, 2007 from $1.1 billion for the nine months ended September 30, 2006, due to higher urea and UAN average selling prices as well as higher ammonia and UAN sales volume. Higher average urea selling prices reflected continued strong domestic and international demand. The 18% increase in average UAN selling prices for the nine months ended September 30, 2007 compared to the same period of 2006 reflected strong realized and anticipated demand and tight supply. Nitrogen fertilizer sales volume increased 10% to 5.01 million tons in the first nine months of 2007 compared to 4.56 million tons in the same period of 2006, due principally to the impact of an increase in corn acres planted and higher fertilizer application rates. The increased corn acreage was driven by greater demand for use by ethanol producers, low domestic corn inventories and continued strong demand for feed.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $223 per ton for the nine months ended September 30, 2007, compared to $231 per ton for the same period in 2006, a decrease of 4%, largely due to favorable variances related to mark-to-market adjustments on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives for the nine months ended September 30, 2007, approximated the cost in the comparable period of 2006. We recognized a net $4.1 million mark-to-market gain for the first nine months of 2007 compared to a net $21.3 million mark-to-market loss in the same period of 2006.

        During the first nine months of 2007, we sold approximately 3.0 million tons of nitrogen fertilizers under our forward pricing program, representing approximately 60% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 2.0 million tons of nitrogen fertilizers under this program, representing approximately 43% of our nitrogen fertilizer sales volume for the period.

        During the third quarter of 2007, we took a complex-wide turnaround at our Medicine Hat, Alberta nitrogen complex. In addition to routine maintenance activities, the electrical system at the complex was upgraded. This outage did not impair our ability to meet commitments to our customers.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	2007 v. 2006	2007	2006	2007 v. 2006
	(in millions, except as noted)
Net sales	$194.1	$123.2	$70.9	$493.0	$383.9	$109.1
Cost of sales	123.0	107.0	16.0	352.7	346.3	6.4

Gross margin	$71.1	$16.2	$54.9	$140.3	$37.6	$102.7
Gross margin percentage	36.6%	13.2%		28.4%	9.8%
Tons of product sold (in thousands)	497	510	(13)	1,468	1,553	(85)
Sales volumes by product (tons in thousands)
DAP	394	380	14	1,188	1,242	(54)
MAP	103	130	(27)	280	311	(31)
Domestic vs export sales of DAP/MAP (tons in thousands)
Domestic	368	298	70	1,136	1,043	93
Export	129	212	(83)	332	510	(178)
Average selling price per ton by product
DAP	$388	$241	$147	$334	$246	$88
MAP	403	243	160	345	253	92
Depreciation, depletion and amortization	$8.0	$7.7	$0.3	$22.8	$25.1	$(2.3)
Capital expenditures	$7.0	$4.7	$2.3	$26.6	$19.6	$7.0
Production volume by product (tons in thousands)
Phosphate rock	760	983	(223)	2,346	2,850	(504)
Sulfuric acid	604	655	(51)	1,863	1,964	(101)
Phosphoric acid as P2O5 (1)	239	256	(17)	722	769	(47)
DAP/MAP	478	512	(34)	1,440	1,542	(102)

        We have corrected an error in our previously presented phosphate segment data to include in net sales amounts billed to our customers for shipping and handling. These amounts were previously included as a reduction in cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See "Critical Accounting Policies and Estimates" and Note 17 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion of this correction.

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2007 Compared to the Third Quarter of 2006

        Net Sales.    Phosphate fertilizer net sales increased 58% to $194.1 million in the third quarter of 2007 compared to $123.2 million in the third quarter of 2006, due to higher average selling prices. A tight domestic supply/demand balance at the start of the third quarter of 2007, coupled with strong domestic demand during the quarter helped increase average phosphate fertilizer prices by 62% compared to average selling prices in the same quarter of the prior year. Our total level of phosphate fertilizer sales of 497,000 tons in the third quarter of 2007 was 13,000 tons, or 3%, lower than in the comparable period in 2006. Sales of DAP/MAP to export customers were 83,000 tons lower, as supply was made available for domestic sales.

        Cost of Sales.    Phosphate cost of sales averaged $248 per ton in the third quarter of 2007 compared to $210 per ton in the third quarter of 2006. The 18% increase was mainly due to higher raw material costs and the impact of an unplanned production outage. Increased raw material costs primarily related to higher phosphate rock mining costs, ammonia costs and sulfur costs. Higher per ton phosphate rock mining costs were due to lower volume mined in 2007 as compared to 2006, as well as higher earthmoving costs for land management. The increases in ammonia and sulfur costs were driven by higher purchase prices.

        During the third quarter of 2007, we sold approximately 221,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 45% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2006, we sold approximately 54,000 tons of phosphate fertilizers under this program, representing approximately 11% of our phosphate volume.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

        Net Sales.    Phosphate fertilizer net sales increased 28% to $493.0 million for the nine months ended September 30, 2007 from $383.9 million in the comparable period of 2006, due primarily to higher average selling prices partially offset by lower phosphate fertilizer sales volume. Average phosphate fertilizer prices during the first nine months of 2007 increased by 36% compared to prices in 2006. Our total level of phosphate fertilizer sales of 1.47 million tons in the first nine months of 2007 decreased 5% compared to 1.55 million tons in the comparable period of 2006. Reduced availability of product due to scheduled first quarter maintenance activity at our Plant City, Florida phosphate complex, along with supply being reserved for second quarter domestic sales in anticipation of domestic demand which fell short of expectations, led to a 178,000 ton decrease in sales of DAP/MAP to export customers.

        Cost of Sales.    Phosphate cost of sales averaged $240 per ton for the nine months ended September 30, 2007 compared to $223 per ton for the nine months ended September 30, 2006. The 8% increase was mainly due to higher purchased product costs and the impact of planned and unplanned production outages. Purchased product costs were approximately $9.7 million higher in 2007 than in the same period of 2006, primarily due to an anticipated increase in the amount of sales volume, mainly occurring during the second quarter of 2007.

        During the first nine months of 2007, we sold approximately 629,000 tons of phosphate fertilizers under our forward pricing program, representing approximately 43% of our phosphate fertilizer sales volume for the period. In the comparable period of 2006, we sold approximately 230,000 tons of phosphate fertilizers under this program, representing approximately 15% of our phosphate fertilizer sales volume for the period.

Liquidity and Capital Resources

        Our primary source of cash is receipts from customers, which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business.

Cash Balances

        As of September 30, 2007, we had cash and cash equivalents of $53.0 million, short-term investments of $677.4 million and a $332.7 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2006, the comparable amounts were $25.4 million, $300.2 million and $102.7 million, respectively. Short-term investments consist primarily of available-for-sale tax exempt auction rate securities that are reported at fair value. We believe that our cash, cash equivalents and short-term investments, our operating cash flows and liquidity under our senior secured revolving credit facility (credit facility) are adequate to fund our cash requirements for the foreseeable future. As of September 30, 2007 and December 31, 2006, we had $219.0 million and $176.4 million available, respectively, under our credit facility.

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $5.0 million as of September 30, 2007 compared to $4.2 million as of December 31, 2006. There were no outstanding borrowings or letters of credit under our $250 million credit facility as of September 30, 2007 or December 31, 2006.

        Effective July 31, 2007 we executed an amendment to our credit facility which extended its term by approximately two years (through July 31, 2012), reduced costs associated with maintenance and utilization of the credit facility and made certain other covenants less restrictive. See Note 11 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning this amendment.

Acquisitions

        In October 2007, we acquired for $25.6 million 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also acquired certain non-voting preferred shares of Keytrade for $0.8 million and contributed an additional $12.8 million in subordinated financing. The acquisition will provide us with a global platform for marketing and sourcing fertilizer. We will utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We have terminated our membership in PhosChem and after we fulfill our fourth quarter 2007 commitments, we will not utilize them to export phosphate fertilizers. We expect to account for Keytrade as an equity method investment.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of September 30, 2007 and December 31, 2006, we had approximately $332.7 million and $102.7 million, respectively, in customer advances on our consolidated balance sheet. As of September 30, 2007 and December 31, 2006, we had approximately 3.5 million tons and 1.7 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2006, we had approximately 808,000 tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first nine months of both 2007 and 2006, the level of sales under the FPP is affected by many factors, including current market conditions and our customers' perceptions of future market fundamentals.

        The level of our customers' participation in our FPP may vary over time. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

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

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first nine months of 2007 was $503.6 million compared to $163.3 million in the same period in 2006. The $340.3 million increase in cash provided by operating activities in 2007 was due primarily to a $212.0 million increase in net earnings and a $148.2 million increase in cash generated by working capital changes. The $148.2 million increase in cash generated by working capital changes is the difference between the $156.4 million generated in the third quarter of 2007 and the $8.2 million generated in the same period of 2006. During the first nine months of 2007, the cash generated by the $230.0 million increase in customer advances was partially offset by a $58.8 million increase in inventories and a $22.6 million increase in accounts receivable. The increase in customer advances was due to an increase in the level of forward sales on order and higher contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in inventories reflects higher quantities of nitrogen fertilizers held due to seasonal factors at September 30, 2007. The increase in accounts receivable was primarily due to higher selling prices at September 30, 2007.

Investing Activities

        Net cash used in investing activities was $459.3 million for the first nine months of 2007 as compared to $156.9 million in the comparable period of 2006. The $302.4 million increase in cash used in investing activities was primarily due to net purchases of short-term investments of $377.3 million during the first nine months of 2007 as compared to $104.7 million of net purchases during the nine months ended September 30, 2006. The level of short-term investments, currently tax exempt auction rate securities that we liquidate over periods ranging from one to twelve months, is dictated by our current cash position and estimated future liquidity requirements. Additions to property, plant and equipment were $77.8 million for the first nine months of 2007 and $41.4 million for the same period of the prior year. The increase in additions to property, plant and equipment in the first nine months of 2007 as compared to the same period in 2006 included an $18.3 million increase in capital projects as well as a $17.3 million increase in plant turnaround-related expenditures. As previously discussed, we made annual contributions of $9.4 million in March of 2007 and $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

        Net cash used in financing activities was $17.9 million in the first nine months of 2007 as compared to net cash used in financing activities of $22.3 million for the comparable period of 2006. The $4.4 million decrease in cash used in financing activities was due to the impact of activity related to stock-based compensation, partially offset by higher distributions to minority interest. We received $10.6 million of proceeds from stock options exercised under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan during the first nine months of 2007. Distributions to minority interest were higher in 2007 due to the improvement in CFL's 2006 net earnings (distributed in 2007) as compared to CFL's 2005 net earnings (distributed in 2006).

Contractual Obligations

        As of September 30, 2007, the annual amounts of purchase obligations for 2007, 2008 and 2009 are higher by $210.0 million, $100.7 million and $55.6 million, respectively, as compared to the amounts shown in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. Of the $210.0 million increase for 2007, approximately $144.9 million relates to the first nine months of the year and approximately $65.1 million relates to the last three months of the year. These changes primarily reflect higher volume commitments to purchase nitrogen products for resale and ammonia and sulfur for use in phosphate production. These commitments are based on spot prices as of September 30, 2007 and actual prices may differ.

        As of September 30, 2007, the annual amounts of transportation obligations for 2007, 2008 and 2009 are higher by $19.8 million, $38.6 million and $20.0 million, respectively, as compared to the amounts shown in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2006 Annual Report on Form 10-K. Of the $19.8 million increase for 2007, approximately $9.5 million relates to the first nine months of the year and approximately $10.3 million relates to the last three months of the year. The $19.8 million increase for 2007 reflects a new requirements-based arrangement to transport finished product that allows for reductions in contract usage should actual transportation needs decrease. These amounts are based on normal transportation needs and contracted prices.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2006 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K.

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

        The effect of this change in estimate for the quarter ended September 30, 2007 was a reduction of depreciation of $2.7 million, an increase in earnings before income taxes of $2.7 million, an increase in net earnings of $1.7 million, and an increase in diluted earnings per share of $0.03. Of the $2.7 million reduction in depreciation expense, approximately $2.4 million related to our nitrogen production assets and $0.3 million related to our phosphate production assets. The effect of this change in estimate for the nine months ended September 30, 2007 was a reduction of depreciation of $8.4 million, an increase in earnings before income taxes of $7.6 million, an increase in net earnings of $4.9 million, and an increase in diluted earnings per share of $0.09. Of the $8.4 million reduction in depreciation expense, approximately $7.4 million related to our nitrogen production assets and $1.0 million related to our phosphate production assets.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our 2006 Annual Report on Form 10-K. Such factors include, among others:

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

  •
  unanticipated consequences related to the expansion of our business, including risks associated with international operations and trading;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2006 Annual Report on Form 10-K for additional information on market risk.

Interest Rate Fluctuations

        As of September 30, 2007, we had notes payable of approximately $5.0 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $50,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of September 30, 2007, there were no loans outstanding under this credit facility.

        As of September 30, 2007, we had short-term investments of $677.4 million consisting primarily of available-for-sale tax exempt auction rate securities that we liquidate over periods ranging from one to twelve months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $6.8 million change in pre-tax income on an annual basis.

Commodity Prices

        We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of September 30, 2007, 49.5 million MMBtus of natural gas were hedged, all of which related to sales contracted to be sold through our forward pricing program. Most of the 30.6 million MMBtus of natural gas hedged as of December 31, 2006, also related to sales contracted to be sold through our forward pricing program.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF Industries Holdings, Inc.
Date: November 5, 2007	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 5, 2007	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson.
10.2	Change in Control Severance Agreement, effective as of May 8, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Anthony J. Nocchiero.
10.3
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard.
10.4
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen G. Chase.
10.5	Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch.
10.6	Change in Control Severance Agreement, effective as of August 11, 2005, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Fernando A. Mugica.
10.7	Change in Control Severance Agreement, effective as of August 11, 2005, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and David J. Pruett.
10.8	Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Monty R. Summa.
10.9	Change in Control Severance Agreement, effective as of April 24, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and W. Anthony Will.
10.10	Change in Control Severance Agreement, effective as of August 1, 2007, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS.
SIGNATURES
EXHIBIT INDEX