Form 10-K
period 2007-12-31
CF Industries Holdings, Inc.
filed 2008-02-27
CIK 1324404

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32597

CF INDUSTRIES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2697511 (I.R.S. Employer Identification No.)
4 Parkway North, Suite 400, Deerfield, Illinois (Address of principal executive offices)	60015 (Zip Code)
Registrant's telephone number, including area code (847) 405-2400 Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange, Inc.

Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $3,076,922,235 based on the closing sale price of common stock on June 30, 2007.

         56,256,402 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders (Proxy Statement), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Friday, April 4, 2008, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate fertilizer business are diammonium phosphate (DAP) and monoammonium phosphate (MAP). For the twelve months ended June 30, 2006, the most recent period for which such information is available from the Association of American Plant Food Control Officials, we supplied approximately 21% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

        Our principal assets include:

  •
  the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

  •
  a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta, through Canadian Fertilizers Limited (CFL);

  •
  one of the largest integrated ammonium phosphate fertilizer complexes in the United States (Plant City, Florida);

  •
  the most-recently constructed phosphate rock mine and associated beneficiation plant in the United States (Hardee County, Florida);

  •
  an extensive system of terminals, warehouses and associated transportation equipment located primarily in the midwestern United States; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

        For the year ended December 31, 2007, we sold 6.9 million tons of nitrogen fertilizers and 2.0 million tons of phosphate fertilizers, generating net sales of $2.8 billion.

        Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015. Our Internet website address is www.cfindustries.com.

        We make available free of charge on or through our Internet website, www.cfindustries.com, all of our reports on Forms 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (SEC). Copies of our Corporate Governance Guidelines, Code of Corporate Conduct and charters for the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee of our Board of Directors are also available on our Internet website. We will provide electronic or paper copies of these documents free of charge upon request. The SEC also

CF INDUSTRIES HOLDINGS, INC.

maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. We began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2007, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 48% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

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

Nitrogen Fertilizer Business

        We are one of the leading nitrogen fertilizer producers in North America. Our primary nitrogen fertilizer products are ammonia, urea and UAN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally in the

CF INDUSTRIES HOLDINGS, INC.

manufacture of other products (for example in 2007, we used about 2.3 million tons of ammonia in the production of urea and UAN).

	2007		2006		2005
	Tons	Net Sales	Tons	Net Sales(2)	Tons	Net Sales(2)
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	1,434	$556.0	1,226	$443.7	1,382	$438.1
Urea	2,701	889.0	2,619	657.0	2,518	632.9
UAN	2,754	591.8	2,420	416.8	2,483	431.7
Other nitrogen fertilizers(1)	49	5.1	45	4.4	46	4.1

Total	6,938	$2,041.9	6,310	$1,521.9	6,429	$1,506.8

(1)
Other nitrogen fertilizer products include aqua ammonia.

(2)
We have corrected our previously presented 2006 and 2005 nitrogen segment financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. This correction increased both net sales and cost of sales in 2006 and 2005 by $54.7 million and $37.1 million, respectively. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See Note 1 to our audited consolidated financial statements included in this Form 10-K for additional discussion.

        Gross margin for the nitrogen fertilizer business was $446.8 million, $98.5 million and $172.9 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

        Total assets for the nitrogen fertilizer business were $593.9 million and $493.9 million as of December 31, 2007 and 2006, respectively.

        We operate world-scale nitrogen fertilizer production facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta, Canada. We own the Donaldsonville nitrogen fertilizer complex and have a 66% economic interest in CFL, a Canadian joint venture that owns the Medicine Hat nitrogen fertilizer complex. The combined production capacity of these two facilities represented approximately 20% of North American ammonia capacity, 34% of North American dry urea capacity and 19% of North American UAN capacity in 2007.

        The following table summarizes our nitrogen fertilizer production volume for the last three years at our facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta.

	December 31,
	2007	2006	2005
	(tons in thousands)
Ammonia(1)(2)	3,289	3,158	2,778
Granular urea(2)	2,358	2,334	2,065
UAN (28%)	2,611	2,336	2,256

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

(2)
Includes total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Westco, our joint venture partner in Canadian Fertilizers Limited.

CF INDUSTRIES HOLDINGS, INC.

Donaldsonville Nitrogen Complex

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has four world-scale ammonia plants, four urea plants and two UAN plants. It has the annual capacity to produce approximately 2.3 million tons of ammonia (most of which is typically upgraded into urea and UAN), 2.6 million tons of liquid urea (including amounts upgraded into UAN) and 2.7 million tons of UAN (measured on a 28% nitrogen content basis). With UAN operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons per year if UAN production is reduced.

        We believe that this facility is the most versatile nitrogen fertilizer production complex in North America. With multiple production units for each product, the complex has considerable flexibility to adjust its product mix. Donaldsonville is located near the mouth of the Mississippi River and has three docks that can be used simultaneously under most river conditions. In addition, Donaldsonville is located on the Union Pacific railroad and a 2000-mile ammonia pipeline, providing us with flexible and competitively priced transportation to our in-market nitrogen fertilizer terminals and warehouses by rail and pipeline, as well as by barge. The facility is capable of docking and unloading into its storage system ocean-going ship loads of ammonia and UAN, providing us with direct access to global suppliers. The complex has on-site storage for 70,000 tons of ammonia, 135,000 tons of UAN (measured on a 28% nitrogen content basis) and 83,000 tons of granular urea, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production and also flexibility to purchase and store liquid product for resale.

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

        The Medicine Hat facility is owned by CFL. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Westco owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We designate four members of CFL's nine-member board of directors, Westco designates 3 members and GROWMARK and La Coop fédérée each designate one member. CFL is included in our consolidated financial statements.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to Westco and us annually based on the respective quantities of product purchased from CFL. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be

CF INDUSTRIES HOLDINGS, INC.

at least 66% of the deficiency and would be more in any year in which we purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Westco. We and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material, as well as the primary fuel source, used in the ammonia production process at both the Donaldsonville and the Medicine Hat facilities. In 2007, our natural gas purchases accounted for approximately 50% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Donaldsonville is located in close proximity to one of the most heavily-traded natural gas pricing basis in North America, known as the Henry Hub. Medicine Hat is located in close proximity to one of the most heavily-traded natural gas pricing basis in Canada, known as AECO.

        We use a combination of spot and term purchases of varied duration from a variety of suppliers to maintain a reliable, competitively-priced natural gas supply. In addition, we use certain financial instruments to hedge natural gas prices.

        In 2007, the Donaldsonville nitrogen fertilizer complex consumed approximately 80 million MMBtus of natural gas. The facility has access to five natural gas pipelines and obtains gas from several suppliers. In 2007, the largest individual supplier provided approximately 43% of the Donaldsonville facility's total gas requirement. The Medicine Hat complex consumed approximately 40 million MMBtus of natural gas in 2007. The facility has access to two natural gas pipelines and obtains gas from numerous suppliers, the largest of which supplied approximately 24% of the gas consumed in 2007.

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

        Ammonia, urea and UAN from Donaldsonville can be loaded into river barges and ocean-going vessels for direct shipment to domestic customers, for transport to storage facilities, or for export. We own six ammonia river barges with a total capacity of approximately 16,400 tons. We contract on a dedicated basis for tug services and the operation of these barges. We have 20 UAN river barges contracted on a dedicated basis with a total capacity of approximately 60,000 tons. Additional ammonia and UAN barge capacity is contracted for as needed. River transportation for urea is provided primarily under an agreement with one of the major inland river system barge operators.

        The Donaldsonville facility is connected to a 2,000-mile long ammonia pipeline used by several nitrogen producers to transport ammonia to over 20 terminals and shipping points located in the midwestern U.S. cornbelt. We are a major customer of this ammonia pipeline. In 2007, approximately 61% of our ammonia shipments from our Donaldsonville nitrogen fertilizer complex were transported via the ammonia pipeline.

CF INDUSTRIES HOLDINGS, INC.

        We also transport substantial volumes of urea and UAN from the Donaldsonville nitrogen fertilizer complex and ammonia and urea from the Medicine Hat nitrogen fertilizer complex by rail. In addition to using rail cars provided by the rail carriers, as of December 31, 2007, we had leases in place for approximately 600 ammonia tank cars, 1,000 UAN tank cars and 600 dry product hopper cars.

Phosphate Fertilizer Business

        We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. Our historical sales of phosphate fertilizer products are shown in the table below.

	2007		2006		2005
	Tons	Net Sales	Tons	Net Sales(1)	Tons	Net Sales(1)
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,624	$579.4	1,676	$407.3	1,583	$359.5
MAP	370	135.4	414	103.7	426	101.6

Total	1,994	$714.8	2,090	$511.0	2,009	$461.1

(1)
We have corrected our previously presented 2006 and 2005 phosphate segment financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. This correction increased both net sales and cost of sales in 2006 and 2005 by $28.7 million and $22.4 million, respectively. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See Note 1 to our audited consolidated financial statements included in this Form 10-K for additional discussion.

        Gross margin for the phosphate fertilizer business was $223.2 million, $48.7 million and $36.3 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

        Total assets for the phosphate fertilizer business were $493.5 million and $426.9 million as of December 31, 2007 and 2006, respectively.

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

	December 31,
				Normalized Annual Capacity
	2007	2006	2005
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,233	3,805	3,647	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,531	2,598	2,507	2,720	(1)
Phosphoric acid as P2O5(2)	976	1,009	978	1,030	(1)
DAP/MAP	1,948	2,023	1,945	2,100	(1)

(1)
Reflects debottlenecking projects, which have increased our total capacity.

(2)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products. Phosphoric acid capacity is based on captive sulfuric acid capacity.

Hardee County Phosphate Rock Mine

        In 1975, we purchased 20,000 acres of land in Hardee County, Florida that was originally estimated to contain in excess of 100 million tons of recoverable rock reserves. Between 1978 and mid-1993, we operated a one million ton per year phosphate rock mine on a 5,000-acre portion of these reserves.

        In 1992, we initiated a project to expand and relocate mining operations to the remaining 15,000-acre area of the reserve property. The new phosphate rock mine cost $135 million and began operations in late 1995. In 1997, we added approximately 20 million tons to our reserve base through an exchange with a neighboring rock producer. In 1999, we acquired 1,400 acres containing an estimated 8 million tons of rock reserves.

        The table below shows the estimated reserves, as of December 31, 2007, at the Hardee phosphate complex. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. Finally, the table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (A12O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2007

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
Permitted	53.7	64.63	29.58	2.37	0.78
Pending permit	30.8	64.41	29.48	2.41	0.80
Total	84.5	64.56	29.55	2.39	0.78

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

CF INDUSTRIES HOLDINGS, INC.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2007. Reserve estimates are updated periodically to reflect actual phosphate rock production, new drilling information and other geological or mining data. With drilling that was done in 2007, estimates for 99% of the reserves are now based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 12% of U.S. capacity for ammonium phosphate fertilizer products in 2007. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

Bartow Phosphate Complex

        We own a former phosphate manufacturing complex in Bartow, Florida that ceased production in 1999. The site contains the former manufacturing facilities, storage and distribution facilities and the phosphogypsum stack system. In 2007, we sold the storage and distribution facilities, along with approximately 35 acres of land, and are currently dismantling the manufacturing facilities in accordance with local laws and regulations. We continue to be obligated for the closure of the phosphogypsum stack system, management of water treatment on the site and providing long-term care for the site during this closing period.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex consumes in excess of three million tons of rock annually. As of December 31, 2007, our Hardee rock mine had approximately 15 years of fully-permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 31 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three-quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2007, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 60% of the molten sulfur used at Plant City. Martin Sulphur (formerly CF Martin Sulphur) was created in November 2000 as a joint venture between Martin Resource Management and certain of its affiliates (Martin) and us. On July 15, 2005, we sold our interest in the venture to Martin. Concurrent with the sale, we entered into a multi-year sulfur supply contract with Martin Sulphur.

        Ammonia Supply.    DAP has a nitrogen content of 18%, MAP has a nitrogen content of 11%, and both DAP and MAP have a phosphate nutrient content of 46%. Ammonia is the primary source of

CF INDUSTRIES HOLDINGS, INC.

nitrogen in DAP and MAP. Operating at capacity, our Plant City phosphate fertilizer complex consumes approximately 400,000 tons of ammonia annually.

        The ammonia used at our Plant City phosphate fertilizer complex is shipped by rail from our ammonia storage facility located in Tampa, Florida. This facility, acquired in 1992, consists of a 38,000-ton ammonia storage tank, access to a deep-water dock that is capable of discharging ocean-going vessels, and rail and truck-loading facilities. In addition to supplying our Plant City phosphate fertilizer complex, our Tampa ammonia distribution system has the capacity to support ammonia sales to and/or distribution services for other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

Phosphate Distribution

        We operate a phosphate warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2007, our Tampa warehouse handled approximately 1.1 million tons of phosphate fertilizers, or about 55% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

        We currently own or rent space at 41 in-market storage terminals and warehouses located in a 16-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately two million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Dry Products(2)
	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)
Plants	2	130	1	135	3	210
Tampa Port	1	38	—	—	1	75

		168		135		285
In-Market Locations
Owned	19	680	9	245	5	360
Leased(3)	—	—	6	102	2	31

Total in-market	19	680	15	347	7	391

Total Storage Capacity		848		482		676

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 28% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

CF INDUSTRIES HOLDINGS, INC.

        In addition to these facilities, we also own our former corporate headquarters facility, located in Long Grove, Illinois. In the first quarter of 2007, we relocated our corporate headquarters to a leased office facility located in Deerfield, Illinois. We are currently seeking a buyer for our facility in Long Grove, Illinois.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. Sales are generated by CF's internal marketing and sales force.

        The following table sets forth the sales to our major customers for the past three years.

	2007		2006		2005
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
CHS Inc.(1)	$654.4	24%	$518.4	26%	$571.9	29%
GROWMARK, Inc.	288.4	10%	250.7	12%	261.3	13%
ConAgra(2)	238.4	9%	221.3	11%	149.4	8%
Others	1,575.5	57%	1,042.5	51%	985.3	50%

Consolidated	$2,756.7	100%	$2,032.9	100%	$1,967.9	100%

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc. (ConAgra).

        CHS, GROWMARK, and ConAgra are significant customers of both the nitrogen and phosphate segments. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

        GROWMARK is a significant holder of our common stock. As of December 31, 2007, GROWMARK was the beneficial owner of approximately 4% of our outstanding common stock. In addition, William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are members of our board of directors. For additional information on related party transactions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 31—Related Party Transactions.

        In October 2006, we became a member of Phosphate Chemicals Export Association, Inc, (PhosChem). PhosChem was founded in 1974 in accordance with the provisions of the U.S. Webb-Pomerene Act and is the export marketing association for its members. PhosChem is the largest exporter of concentrated phosphate from North America. In 2007, PhosChem was our primary means of exporting phosphate products, representing approximately 5% of our 2007 phosphate net sales. In December 2007, we began an exclusive marketing arrangement with Keytrade under which Keytrade became our exclusive sales agent for phosphate products outside of the U.S. Concurrent with the start of the Keytrade marketing arrangement, we ended our membership in PhosChem. No gain or loss was recognized exiting PhosChem. For additional information on Keytrade, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 17—Investments in and Advances to Unconsolidated Affiliates.

CF INDUSTRIES HOLDINGS, INC.

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

Seasonality

        The sales patterns of all five of our major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 30—Segment Disclosures.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with RCRA, the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA. If the EPA's position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. If the Company is required to comply with such obligations, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system that does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility. The EPA has referred the matter to the Department of Justice for enforcement. For additional information, see Item 3. Legal Proceedings.

        We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our ongoing operations. Our environmental, health and safety capital expenditures in 2007 were approximately $3.2 million. We estimate that we will spend approximately $12 million in 2008 for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. For example, there is increasing government and public emphasis on the impact of carbon emissions on the environment, and various taxes, limits or caps have been proposed on carbon emissions. Like other fertilizer and chemical producers, our plants emit carbon dioxide as part of the manufacturing process. We may be required to incur additional expenditures to comply with new environmental, health and safety laws and regulations, and any such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

        We hold numerous environmental and mining permits authorizing operations at our facilities. A decision by a government agency to deny or delay issuing a new or renewed material permit or

CF INDUSTRIES HOLDINGS, INC.

approval, or to revoke or substantially modify an existing permit, could have a material adverse effect on our ability to continue operations at the affected facility. Any future expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals.

        As of December 31, 2007, the area permitted for mining at our Hardee phosphate complex had approximately 54 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current production rates, for approximately 15 years. We have secured the necessary permits to mine these reserves from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 31 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida's regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. For additional information on the cash deposit arrangement, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,000 to $20,000 an acre, with an average of $6,200 an acre. For additional information on our Hardee asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At our Bartow phosphate complex, we

CF INDUSTRIES HOLDINGS, INC.

estimate that we will spend a total of approximately $5 million in 2008 and 2009, and another $6 million between 2016 and 2023 to complete closure of the phosphogypsum stack and cooling pond. Water treating expenditures at Bartow are estimated to require about $12 million over the next 49 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $75 million for a 66 year period including 2008. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $68 million during the years 2033 through 2037, and another $48 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $67 million in 2033 through 2037, and $155 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $111 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%. For additional information on our asset retirement obligations related to our phosphogypsum stack systems, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Asset Retirement Obligations.

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

Employees and Labor Relations

        As of December 31, 2007, we had approximately 1,400 full-time and 100 part-time employees. Of these employees, 23 operators at one of our storage facilities are represented by a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union or United Steel Workers.

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

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 50% of the total cost of our nitrogen fertilizer sales in 2007 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

        The market price for natural gas in North America is significantly higher than the price of natural gas in certain other major fertilizer-producing regions. For example, during 2007, natural gas prices in the United States (measured at the Henry Hub, near our Donaldsonville, Louisiana facility) averaged approximately $6.93 per MMBtu and in Canada (measured at AECO, near our joint venture's Medicine Hat, Alberta facility) averaged approximately $5.99 per MMBtu. In comparison, during 2007, natural gas prices paid by fertilizer producers are estimated to have been approximately $1.50 per MMBtu in Russia and approximately $0.70 per MMBtu in the Middle East. Many of our competitors benefit from access to lower-priced natural gas through manufacturing facilities or interests in manufacturing facilities located in these regions or other regions with abundant supplies of natural gas.

        The price of natural gas in North America is also highly volatile. During 2007, the median daily price at Henry Hub ranged from a low of $5.30 per MMBtu on September 5, 2007 to a high of $9.13 per MMBtu on February 6, 2007. During 2006, the median daily price at Henry Hub ranged from a low of $3.67 per MMBtu on October 2, 2006 to a high of $9.92 per MMBtu on January 4, 2006. During 2005, the median daily price at Henry Hub ranged from a low of $5.53 per MMBtu on January 4, 2005 to a high of $15.40 per MMBtu on December 14, 2005. The volatility of the price of natural gas in North America compounds our competitive disadvantage to some of our competitors, who, in addition to having access to lower-priced natural gas, may also benefit from fixed-price natural gas contracts.

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

CF INDUSTRIES HOLDINGS, INC.

Our business is cyclical, resulting in periods of industry oversupply during which our results of operations tend to be negatively impacted.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by population growth, changes in dietary habits, non-food usage of crops, such as the production of ethanol and other biofuels, and planted acreage and application rates, among other things. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.

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

        We are subject to intense price competition from both domestic and foreign sources. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities. Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities.

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

        China is the world's largest producer and consumer of fertilizers and is expected to continue expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

        We may face increased competition from Russian and Ukrainian urea, which is currently subject to antidumping duty orders that impose significant duties on urea imported into the United States from these two countries. The antidumping orders have been in place since 1987, and there has been almost no urea imported into the United States from Russia or Ukraine since that time. Russia and Ukraine currently have considerable capacity to produce urea and are the world's largest urea exporters. Producers in both countries benefit from natural gas prices that are controlled by their governments, particularly in Russia, where the commercial value of the gas is lower than the U.S., encouraging inefficient urea production and exports. Following a review by the U.S. Department of Commerce and

CF INDUSTRIES HOLDINGS, INC.

the U.S. International Trade Commission (ITC), the antidumping orders were extended for an additional five-year period in November 2005. The decision to extend the orders has been appealed by the Russian producers, and as part of that appeal process, the ITC in November 2007 again found that the orders must be continued. For a number of reasons, including available capacity, the attractiveness of the U.S. market and barriers to urea imports in other key consuming markets, we expect that if the decision to extend the orders is reversed, imports of Russian and Ukrainian urea into the United States are likely to increase significantly, causing our sales and margins to suffer. In addition, one large Russian producer, the EuroChem Group ("EuroChem"), has requested the Department of Commerce to review its sales and costs and establish a new antidumping duty rate specifically for them. The Department of Commerce is expected to issue a final decision on the review in May 2008. It is possible that EuroChem will receive a significant reduction in its antidumping duty rate and, if so, the reduction in duties could result in a significant increase in EuroChem's urea exports to the U.S.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. For example, in recent years, ethanol production in the U.S. has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the U.S. and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

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

CF INDUSTRIES HOLDINGS, INC.

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

        During 2007, three customers, CHS Inc. (successor to Agriliance, LLC (a 50-50 joint venture between Land O'Lakes, Inc. and CHS, Inc.)), GROWMARK, Inc., and ConAgra International Fertilizer Company made combined fertilizer purchases of approximately $1,181.2 million from us, representing approximately 43% of our total net sales. Because we depend on these customers for a significant portion of our sales, we may have less flexibility than some of our competitors to diversify our customer base and seek more profitable direct sales to customers of our significant customers. Any substantial change in purchasing decisions by any or all of these customers, whether due to actions by our competitors, our actions in expanding the direct sale of fertilizers to the customers of our significant customers or otherwise, could have a material adverse effect on our business.

A change in the use of the forward pricing program by our customers or an increase in the use of product purchases to support the program could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

        In mid-2003, we implemented a forward pricing program. Through our forward pricing program, we offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we effectively fix the cost of natural gas, the largest and most volatile component of our supply cost. As a result of fixing the selling prices of our products under our forward pricing program, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Under our forward pricing program, customers generally pay a significant portion of the contract's sales value in advance of shipment, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with the forward pricing program are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As of December 31, 2007, our current liability for customer advances related to unshipped orders under this program equaled approximately 36% of our cash, cash equivalents and short-term investments.

        We believe the forward pricing program is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices. For example, in the fourth quarter of 2005, a period during which prices for nitrogen fertilizer products reached then record high levels, our orders under the forward pricing program declined significantly as our customers and their customers preferred to defer purchases of fertilizer products rather than commit to purchasing products at such high prices. Sales under the forward pricing program were lower during 2006, a period of relatively high fertilizer

CF INDUSTRIES HOLDINGS, INC.

prices, compared to 2005, with forward sales of nitrogen fertilizer products declining from approximately 70% of our nitrogen fertilizer volume during 2005 to approximately 44% in 2006. Conversely, our customers may also be more willing to increase their use of FPP during periods of rapidly rising fertilizer prices as has been the case in 2007. For example, forward sales of nitrogen fertilizer products increased under the forward pricing program in 2007 to approximately 66% of our nitrogen fertilizer volume during a period of rapidly increasing prices for nitrogen fertilizer. In environments such as this, our profit margins may be lower than if we had not sold our nitrogen fertilizers under the FPP.

        The forward pricing program is also less effective at reducing our exposure to fluctuations in our profit margins in circumstances where we purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. For example, due to the high cost of natural gas in North America during the third and fourth quarters of 2005, we decided to curtail production at our facilities and increase our purchases of fertilizer products originating from off-shore, lower cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a forward basis or match purchased quantities with specific order quantities, we may not be able to fix our profit margins effectively on fertilizer products that we buy for resale under our forward pricing program. One method we use to reduce our margin exposure on sales of purchased products under our forward pricing program is to purchase the required fertilizer products in advance of the specified delivery date. However, in such circumstances we may be required to buy and store the product sooner and in greater quantities than if produced, thereby reducing the liquidity benefits otherwise associated with the forward pricing program. It also may not be feasible to purchase sufficient quantities of fertilizer in advance of the specified delivery dates at known, acceptable prices, thereby reducing or eliminating the expected margins associated with the forward sales.

        We also sell phosphate products through our forward pricing program. In 2007, forward sales of phosphate fertilizer products represented approximately 42% of our phosphate fertilizer volume. Unlike our nitrogen fertilizer products where we effectively fix the cost of natural gas, the largest and most volatile component of nitrogen costs, we do not fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are exposed to margin risk on phosphate products sold on a forward basis.

        Any significant increase in our purchases of fertilizer products for resale to our customers or any reduction in the use of the forward pricing program by our customers due to changing conditions in the fertilizer market, or otherwise, could increase our exposure to fluctuating profit margins and could have a material adverse affect our operating results, liquidity and financial condition.

Our operations are reliant on a limited number of key facilities that involve significant risks and hazards against which we may not be fully insured.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Our exposure to these types of risks is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on our nitrogen fertilizer complex in Donaldsonville, Louisiana and our joint venture's nitrogen fertilizer complex in Medicine Hat, Alberta. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. Any suspension of operations at any of these key facilities could adversely affect our ability to produce our products, fulfill our commitments under our forward pricing program, and could have a material adverse effect on our business. In addition, all of these facilities, other than the complex in Medicine Hat, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf region.

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

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism, or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products. In addition, new regulations could be implemented affecting the equipment used to ship our raw materials or finished products.

        If we are delayed or unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected.

CF INDUSTRIES HOLDINGS, INC.

Expansion of our business may result in unanticipated adverse consequences.

        We recently completed the purchase of a 50 percent interest in KEYTRADE AG, a fertilizer trading organization headquartered near Zurich, Switzerland, and are considering other possible expansions of our business, both domestically and in certain foreign locations. Acquisitions, partnerships, joint ventures and other major investments require significant managerial resources, which may be diverted from our other activities and may impair the operation of our businesses.

        International acquisitions, partnerships, or joint ventures or the international expansion of our business involve additional risks and uncertainties, including:

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

        Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including:

  •
  problems with effective integration of operations;

  •
  the inability to maintain key pre-acquisition business relationships;

  •
  loss of key personnel of businesses we acquire or invest in;

  •
  exposure to unanticipated liabilities; and

  •
  difficulties in realizing efficiencies, synergies and cost savings.

        These risks of unanticipated adverse consequences from any expansion of our business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. We also face increased exposure to risks related to acquisitions and international operations because our experience with acquisitions and international operations is limited. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures or other investments.

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

CF INDUSTRIES HOLDINGS, INC.

        As a fertilizer company working with chemicals and other hazardous substances, our business is inherently subject to spills, discharges or other releases of hazardous substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our current or former facilities, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or more vigorous enforcement of current laws and regulations, whether caused by violations of environmental and health and safety laws by us or other chemical fertilizer companies or otherwise, may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

        See Item 1. Business.—Environmental Health and Safety and Item 3. Legal Proceedings for additional information on our environmental and legal matters.

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

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida's regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with

CF INDUSTRIES HOLDINGS, INC.

either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2007, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 54 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 15 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 31 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are dependent upon raw materials provided by third parties and an increase in the price or any delay or interruption in the delivery of these raw materials may adversely affect our business.

        We use natural gas, ammonia and sulfur as raw materials in the manufacture of fertilizers. We purchase these raw materials from third-party suppliers. Prices for these raw materials can fluctuate significantly due to changes in supply and demand. For example, the price of sulfur has increased from an average of $112 per long ton in the fourth quarter of 2007 to $252 per long ton in the first quarter of 2008. We may not be able to pass along to our customers increases in the costs of raw materials,

CF INDUSTRIES HOLDINGS, INC.

which could have a material adverse effect on our business. These products are transported by barge, truck, rail or pipeline to our facilities by third-party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of these key raw materials, including those caused by capacity constraints; explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving pipelines; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; or labor difficulties, could have a material adverse effect on our business.

Our investments in securities are subject to risks that may result in losses.

        We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic conditions and conditions specific to the issuers.

        At December 31, 2007, our short-term investments were predominantly auction rate securities issued by state, local and other governmental entities, or guaranteed by entities affiliated with governmental entities. They have long-term maturities, but the interest rates are reset periodically through an auction process which provides opportunities for holders of the securities to liquidate their positions. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid, and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process. Currently, the market for these securities continues to show signs of illiquidity, and we have not assessed the impact of the illiquid market on the value of the securities. It is reasonably possible that a change in the estimated value of these instruments could occur after an evaluation is completed in the future.

        Due to the risks of investments, we may not achieve expected returns, we may realize losses on our investments or we may be required to reclassify assets as non-current on our consolidated balance sheet, any or all of which may have a material adverse effect on our business, results of operations, liquidity, or financial condition.

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

  •
  the cyclical nature of our business and the agricultural sector;

  •
  changes in global fertilizer supply and demand and its impact on the selling price of our products;

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

  •
  the reliance of our operations on a limited number of key facilities;

  •
  the significant risks and hazards against which we may not be fully insured;

  •
  reliance on third party transportation providers;

  •
  unanticipated adverse consequences related to the expansion of our business;

  •
  our inability to expand our business, including the significant resources that could be required;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  our inability to obtain or maintain required permits and governmental approvals;

  •
  acts of terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  losses on our investments in securities; and

  •
  loss of key members of management and professional staff.

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

CF INDUSTRIES HOLDINGS, INC.

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

        On March 19, 2007, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review, New Source Performance Standards, and National Emission Standards for Hazardous Air Pollutants at the Plant City facility. The Company responded to this letter with the information requested, completing the document production process in late 2007. The EPA initiated this same process in relation to numerous other sulfuric acid plants and phosphoric acid plants throughout the nation, including other facilities in Florida. In some cases, the EPA filed enforcement proceedings asserting that the facilities had not complied with the Clean Air Act. To date, these enforcement proceedings have been resolved through settlements. It is not known at this time whether the EPA will initiate enforcement with respect to the Plant City facility.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
2007			Dividends per Share
	High	Low
First Quarter	$43.72	$25.70	$0.02
Second Quarter	61.99	37.96	0.02
Third Quarter	77.09	44.16	0.02
Fourth Quarter	118.88	68.30	0.02

	Sales Prices
2006			Dividends per Share
	High	Low
First Quarter	$19.19	$15.10	$0.02
Second Quarter	18.75	13.22	0.02
Third Quarter	17.32	12.91	0.02
Fourth Quarter	26.60	17.20	0.02

        As of January 29, 2008, there were approximately 11,000 beneficial owners of our common stock which includes 48 stockholders of record.

        In February of 2008, our Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.10 per common share. Accordingly, we expect to pay quarterly cash dividends on our common stock at an annual rate of $0.40 per share for the foreseeable future. The declaration and payment of dividends to holders of our common stock is at the discretion of our board of directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our board of directors deems relevant. Our ability to pay dividends on our common stock is limited under the terms of our senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement. For additional information about our senior secured credit facility, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 22—Long-Term Debt, Credit Agreement and Notes Payable.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The following selected historical financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our consolidated financial statements, which are not included in this Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales(1)	$2,756.7	$2,032.9	$1,967.9	$1,680.7	$1,390.1
Cost of sales(1)	2,086.7	1,885.7	1,758.7	1,464.6	1,355.7

Gross margin	670.0	147.2	209.2	216.1	34.4
Selling, general and administrative	65.2	54.5	57.0	41.8	38.4
Other operating—net	3.2	21.4	14.1	25.1	1.6

Operating earnings (loss)	601.6	71.3	138.1	149.2	(5.6)
Interest expense (income)—net	(22.7)	(9.6)	(0.6)	16.8	21.6
Loss on extinguishment of debt	—	—	28.3	—	—
Minority interest	54.6	28.8	17.8	23.1	6.0
Impairment of investments in unconsolidated affiliates(2)	—	—	—	1.1	—
Other non-operating—net	(1.6)	(0.9)	0.1	(0.8)	(0.6)

Earnings (loss) before income taxes, equity in earnings of unconsolidated affiliates and cumulative effect of a change in accounting principle	571.3	53.0	92.5	109.0	(32.6)
Income tax provision (benefit)(3)	199.5	19.7	128.7	41.4	(12.6)
Equity in earnings of unconsolidated affiliates—net of taxes	0.9	—	—	0.1	1.6
Cumulative effect of a change in accounting principle—net of taxes(4)	—	—	(2.8)	—	—

Net earnings (loss)	$372.7	$33.3	$(39.0)	$67.7	$(18.4)

Cash dividends declared per common share	$0.08	$0.08	$0.02

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Post—Initial Public Offering (IPO) Information
Net Loss and Loss Per Share:
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Post-IPO net loss	$(112.3)

Basic and diluted weighted average common shares outstanding	55.0

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Post-IPO net loss	$(2.04)

CF INDUSTRIES HOLDINGS, INC.

	Years ended December 31,
			Pro forma(5)
	Actual 2007	Actual 2006
			2005	2004	2003
	(in millions, except per share amounts)
Share and Per Share Data:
Basic weighted average common shares outstanding	55.5	55.0	55.0	55.0	55.0

Basic net earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$6.71	$0.60	$(0.66)	$1.23	$(0.33)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(0.05)	—	—

Net earnings (loss)	$6.71	$0.60	$(0.71)	$1.23	$(0.33)

Diluted weighted average common shares outstanding	56.7	55.1	55.0	55.0	55.0

Diluted net earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$6.57	$0.60	$(0.66)	$1.23	$(0.33)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(0.05)	—	—

Net earnings (loss)	$6.57	$0.60	$(0.71)	$1.23	$(0.33)

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$84.5	$94.6	$97.5	$108.6	$105.0
Capital expenditures	105.1	59.6	72.2	34.2	28.8

	December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$366.5	$25.4	$37.4	$50.0	$77.2
Short-term investments(6)	494.5	300.2	179.3	369.3	91.7
Total assets	2,012.5	1,290.4	1,228.1	1,556.7	1,415.6
Customer advances	305.8	102.7	131.6	211.5	166.0
Total debt	4.9	4.2	4.2	258.8	293.5
Stockholders' equity	1,187.0	767.0	755.9	787.3	733.5

(1)
We have corrected our previously presented 2006, 2005, 2004 and 2003 financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. This correction increased both net sales and cost of sales in 2006, 2005, 2004 and 2003 by $83.4 million, $59.5 million, $30.0 million and $20.2 million, respectively. The correction did not impact any other financial statement line item or per-share amount.

(2)
In 2004, we recorded an impairment of investments in and advances to unconsolidated affiliates for the write-off of the carrying value of our investment in Big Bend Transfer Co., L.L.C.

CF INDUSTRIES HOLDINGS, INC.

(3)
In 2005, the income tax provision includes a non-cash charge of $99.9 million to establish a valuation allowance against net operating loss carryforwards generated when we operated as a cooperative.

(4)
The cumulative effect of a change in accounting principle in 2005 represents the adoption of FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations.

(5)
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

(6)
In 2007, short-term investments consist primarily of available-for-sale auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to "our pre-IPO owners" refer to the eight stockholders of CF Industries, Inc. prior to the completion of our initial public offering and reorganization transaction on August 16, 2005. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.
  •
  Our Company
  •
  Financial Executive Summary
  •
  Company History
  •
  Key Industry Factors
  •
  Factors Affecting Our Results
  •
  Results of Consolidated Operations
  •
  Operating Results by Business Segment
  •
  Liquidity and Capital Resources
  •
  Off-Balance Sheet Arrangements
  •
  Critical Accounting Policies and Estimates
  •
  Recent Accounting Pronouncements
  •
  Forward Pricing Program (FPP)
  •
  Discussion of Seasonality Impacts on Operations

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen fertilizer business and the phosphate fertilizer business. Our principal products in the nitrogen fertilizer business are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate fertilizer business are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. For the twelve months ended June 30, 2006, the most recent period for which such information is available, we supplied approximately 21% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States, according to the Association of American Plant Food Officials. Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states.

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

CF INDUSTRIES HOLDINGS, INC.

  •
  the most-recently constructed phosphate rock mine and associated beneficiation plant in the United States (Hardee County, Florida);

  •
  an extensive system of terminals, warehouses and associated transportation equipment located primarily in the midwestern United States; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, which we account for as an equity method investment.

Financial Executive Summary

  •
  We reported net earnings of $372.7 million in 2007 compared to net earnings of $33.3 million in 2006, reflecting the impact of a strong market for our products due to a favorable agricultural environment which resulted in increases in both average selling prices and volume shipped. Our results for 2007 included a net $17.0 million pre-tax unrealized mark-to-market gain ($11.0 million after tax) on natural gas derivatives and a pre-tax charge of $1.0 million ($0.7 million after tax) for adjustments to our asset retirement obligations (AROs) and demolition costs. Net earnings of $33.3 million in 2006 included a net $30.7 million pre-tax unrealized mark-to-market loss ($18.7 million after tax) on natural gas derivatives and a pre-tax charge of $21.6 million ($13.1 million after tax) for adjustments to our asset retirement obligations (AROs) and demolition costs primarily related to our closed Bartow, Florida complex.

  •
  Our gross margin increased by $522.8 million to $670.0 million in 2007 compared to $147.2 million in 2006. The increase in gross margin resulted mainly from higher average nitrogen and phosphate fertilizer selling prices and favorable unrealized mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher realized natural gas costs.

  •
  Our net sales increased 36% to $2.8 billion in 2007 compared to $2.0 billion in 2006. The increase reflected higher average nitrogen and phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume. Total sales volume was 8.9 million tons in 2007 as compared to 8.4 million tons in 2006.

  •
  In 2007, we purchased a 50% voting interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland for $25.9 million. We also purchased certain non-voting preferred shares of Keytrade for $0.9 million and contributed an additional $12.8 million in subordinated financing. We recorded $0.9 million as our after tax share of Keytrade's earnings since the date of our investment. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information related to Keytrade.

  •
  Cash flow from operations increased by $486.5 million to $690.1 million in 2007, due primarily to the improved operating results and strong sales and cash collections under our forward pricing program.

  •
  As of December 31, 2007, we had cash and cash equivalents of $366.5 million, short-term investments of $494.5 million and a $305.8 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2006, the comparable amounts were $25.4 million, $300.2 million and $102.7 million, respectively. The increase was due primarily to cash generated from operations.

  •
  We paid cash dividends of $4.5 million in 2007.

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

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. Under the new business model, we began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2007, our sales to customers other than our pre-IPO owners and Western Co-operative Fertilizers Limited (Westco), our joint venture partner in CFL, reached approximately 48% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

        CF Holdings was formed as a Delaware corporation in April 2005 to hold the existing businesses of CF Industries, Inc. On August 16, 2005, we completed our initial public offering (IPO) of common stock. We sold 47,437,500 shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from our IPO. In connection with our IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and 7,562,499 shares of our common stock. In connection with our IPO, the following significant items occurred:

  •
  In August of 2005, we replaced our $140 million senior secured revolving credit facility with a $250 million senior secured revolving credit facility. Also, in August of 2005, we repaid in full $235.6 million of our term notes, plus associated prepayment penalties and accrued interest in the amount of $29.3 million, with cash on hand and by liquidating short-term investments. Prior to that date, we made principal payments of $0.7 million and $10.0 million on their scheduled maturity dates. In connection with these transactions, we incurred a $17.1 million charge (after taxes) related to the prepayment penalties associated with the repayment of our long term debt ($16.0 million) and a non-cash charge of $1.1 million (after taxes) related to the write-off of unamortized financing fees related to our previous senior secured revolving credit facility and long term debt.

  •
  Also, in connection with our IPO, our board of directors adopted a plan under which we grant stock-based awards to our officers, employees and non-employee directors and terminated a previous long-term incentive plan. In 2007, 2006 and 2005, stock-based awards were granted under this plan. Also, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R—Share-Based Payment, which requires us to recognize in our consolidated statement of operations the grant date fair value of all stock-based awards. As a result, the total after-tax stock-based compensation cost recognized for 2007, 2006 and 2005 was $6.1 million, $5.0 million and $2.2 million, respectively. Most of the stock-based compensation cost was recorded as

CF INDUSTRIES HOLDINGS, INC.

    selling, general and administrative expenses. We did not have stock-based awards prior to our initial public offering. See the "Critical Accounting Policies and Estimates" section later in this discussion and analysis for additional information on stock-based compensation.

  •
  In connection with our IPO, we also recorded a charge to the income tax provision of $99.9 million to reduce to zero what remained of the gross deferred tax asset related to CF Industries, Inc.'s net operating loss carryforwards (NOLs) as of August 16, 2005 (CF Industries, Inc.'s last day as a cooperative). Those net operating loss carryforwards were generated from business conducted with CF Industries, Inc.'s pre-IPO owners while CF Industries, Inc. was a cooperative. In connection with our IPO, we entered into an NOL agreement with the pre-IPO owners of CF Industries, Inc. which provides that in the event that it is finally determined by the applicable taxing jurisdictions that CF Industries, Inc.'s pre-IPO NOLs can be utilized, we will pay the pre-IPO owners an amount equal to the federal and state income taxes saved by the utilization of the pre-IPO NOLs. See Notes 11 and 31 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, for further discussion of the NOL agreement.

Post-IPO Significant Items

2005

        After our IPO in the latter part of 2005, hurricane activity in the Gulf of Mexico region during the latter portion of 2005 significantly affected the domestic fertilizer industry. These hurricanes caused substantial damage to the natural gas production and distribution facilities in the region, affecting the supply and price of natural gas, the primary raw material used to produce nitrogen fertilizers. By the end of the first quarter of 2006, natural gas prices had moderated, returning to approximately pre-hurricane levels. These storms also affected the availability of barges used to transport urea and DAP/MAP on the Mississippi River and adversely affected the supply of sulfur, a raw material used in the production of phosphate fertilizers, by causing refinery closures and transportation disruptions.

        In the fourth quarter of 2005, we ceased classifying natural gas derivatives as cash flow hedges as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities. As a result, realized and unrealized gains or losses related to our derivatives are now recognized in operations as they occur. Cash flow hedges existing at the time we discontinued hedge accounting were de-designated as cash flow hedges. Despite our change in accounting treatment, the execution and attendant economic consequences of our hedging activities have not changed, in that derivatives are still being used to lock in a substantial portion of our margin on forward pricing program (FPP) nitrogen sales. However, because of our change in accounting treatment, gains or losses on natural gas hedges may not be realized in the same period as the FPP sale to which they relate. We also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP. See Note 25 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of derivative financial instruments.

        We implemented Financial Accounting Standards Board (FASB) Interpretation No. 47—Accounting for Conditional Asset Retirement Obligations (FIN No. 47) in the fourth quarter of 2005. This interpretation of SFAS No. 143—Accounting for Asset Retirement Obligations requires us to recognize a liability for asset retirement obligations (AROs) associated with our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. We identified conditional AROs for costs associated with the cessation of operations at our facilities. Consequently, we recognized an increase in ARO liabilities of $4.6 million, and an increase in deferred tax assets of $1.8 million resulting in a cumulative effect of a change in accounting principle of

CF INDUSTRIES HOLDINGS, INC.

$2.8 million that decreased net earnings. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of AROs.

2006

        The domestic nitrogen fertilizer business in 2006 was characterized by adverse conditions early in the year due to the remaining impacts from the 2005 hurricane season and its impact on natural gas pricing due to damage experienced by Gulf of Mexico gas producers. Later in the year, natural gas prices fell, and a tight international market for fertilizer products and an expectation of a stronger planting season in early 2007 led to a stabilization in overall pricing. Results for our phosphate business in 2006 were impacted favorably by increased domestic demand and stable international conditions. Consolidated net sales increased $65.0 million, or 3.3%, in 2006 to $2.0 billion, with increases in both the nitrogen and phosphate segments. Gross margin declined by $62.0 million, or 30%, to $147.2 million. Our 2006 gross margin was impacted by a $30.7 million pre-tax charge for unrealized mark-to-market losses on natural gas derivatives and a pre-tax charge of $21.6 million for adjustments to AROs and demolition costs primarily related to our closed Bartow, Florida complex. Late in 2006, management committed to a plan to relocate its corporate office to Deerfield, Illinois. The move was completed in the first quarter of 2007.

2007

        Both the nitrogen and phosphate fertilizer businesses in 2007 were favorably impacted by improved demand and pricing as a robust agricultural economy characterized by strong domestic and international grain markets produced high global demand for fertilizer. Increasing demand pushed average selling prices higher as the year progressed. Consolidated net sales increased by $723.8 million, or 36%, to $2.8 billion in 2007, with increases coming in both the nitrogen and phosphate segments. Gross margin increased by $522.8 million in 2007. Our 2007 gross margin included a $17.0 million pre-tax unrealized mark-to-market gain on natural gas derivatives.

        During 2007, we completed the purchase of a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company, for $25.9 million, and purchased certain preferred stock in Keytrade for $0.9 million. The investment in Keytrade provides us with a global platform for marketing and sourcing fertilizer. Under this arrangement, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America, and Keytrade is now our exclusive importer of UAN products into North America. We also provided $12.8 million in subordinated financing for Keytrade under notes that will mature in September 2017. We report Keytrade as an equity method investment.

        We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006 we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the twelve months ended December 31, 2007 was an increase in earnings before income taxes of $10.3 million, an increase in net earnings of $6.7 million, and an increase in diluted earnings per share of $0.12.

Key Industry Factors

        We operate in a highly competitive, global industry. Our products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on

CF INDUSTRIES HOLDINGS, INC.

customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.

Global Supply & Demand

        Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, federal regulations, including requirements mandating increased use of bio-fuels, and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key consuming/exporting countries such as China, India or Brazil often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, government policies and global trade.

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 50% of the total cost of our nitrogen fertilizer sales in 2007 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

Farmers' Economics

        The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like their current liquidity, soil conditions, weather patterns and the types of crops planted. Fertilizer demand has increased in response to increased corn acreage planted to support the growing ethanol industry.

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

        The domestic phosphate fertilizer industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Consequently, phosphate prices and demand for U.S. DAP/MAP are subject to considerable volatility and dependent on a wide variety of factors impacting the world

CF INDUSTRIES HOLDINGS, INC.

market including fertilizer and/or trade policies of foreign governments, changes in ocean bound freight rates and international currency fluctuations, to name a few.

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

Factors Affecting Our Results

        Net Sales.    Our net sales are derived from the sale of nitrogen and phosphate fertilizers and are determined by the quantities of nitrogen and phosphate fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers.

        Cost of Sales.    Our cost of sales includes manufacturing costs, product purchases and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, maintenance, direct labor and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen and phosphate fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs incurred prior to final shipment to customers.

        In mid-2003, we instituted a margin risk management approach utilizing our forward pricing program (FPP), which allows us to manage some of the risks created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. In the third quarter of 2005 and the first quarter of 2006, due to the increased volatility of natural gas prices, we fulfilled a significant amount of FPP orders with a combination of inventory on hand and product purchases rather than with manufactured product. See "Forward Pricing Program" later in this discussion and analysis. As a result of fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Interest Income.    Our interest income represents amounts earned on our cash, cash equivalents, investments and advances to unconsolidated affiliates.

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

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both we and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Westco annually based on the respective quantities of product purchased from CFL. The distributions to Westco are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be related to the amount of product we purchase, or at least 66% of the deficiency, and would be more in any year in which we purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Westco. We and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

        Income Taxes.    Our income tax provision includes all currently payable and deferred United States and Canadian income tax expense applicable to our ongoing operations.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a

CF INDUSTRIES HOLDINGS, INC.

deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and non-operating—net, respectively.

        Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards generated from business conducted with CF Industries, Inc.'s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

        In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.'s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.'s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.'s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

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

        Equity in Earnings of Unconsolidated Affiliates—Net of Taxes.    Equity in earnings of unconsolidated affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments are reflected in this line. In 2007, the amounts recorded as equity in earnings of unconsolidated affiliates-net of taxes relates to our investment in Keytrade.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Years ended December 31,
	2007	2006	2005	2007 v. 2006	2006 v. 2005
	(in millions, except per share amounts)
Net sales	$2,756.7	$2,032.9	$1,967.9	$723.8	$65.0
Cost of sales	2,086.7	1,885.7	1,758.7	201.0	127.0

Gross margin	670.0	147.2	209.2	522.8	(62.0)
Selling, general and administrative	65.2	54.5	57.0	10.7	(2.5)
Other operating—net	3.2	21.4	14.1	(18.2)	7.3

Operating earnings	601.6	71.3	138.1	530.3	(66.8)
Interest expense	1.7	2.9	14.0	(1.2)	(11.1)
Interest income	(24.4)	(12.5)	(14.6)	(11.9)	2.1
Loss on extinguishment of debt	—	—	28.3	—	(28.3)
Minority interest	54.6	28.8	17.8	25.8	11.0
Other non-operating—net	(1.6)	(0.9)	0.1	(0.7)	(1.0)

Earnings before income taxes, equity in earnings of unconsolidated affiliates and cumulative effect of a change in accounting principle	571.3	53.0	92.5	518.3	(39.5)
Income tax provision	199.5	19.7	128.7	179.8	(109.0)
Equity in earnings of unconsolidated affiliates—net of taxes	0.9	—	—	0.9	—

Earnings (loss) before cumulative effect of a change in accounting principle	372.7	33.3	(36.2)	339.4	69.5
Cumulative effect of a change in accounting principle—net of taxes	—	—	(2.8)	—	2.8

Net earnings (loss)	$372.7	$33.3	$(39.0)	$339.4	$72.3

	Actual		Pro forma(1)
Earnings (Loss) Per Share
Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$6.57	$0.60	$(0.66)	$5.97	$1.26
Cumulative effect of a change in accounting principle—net of taxes	—	—	(0.05)	—	0.05

Diluted net earnings (loss) per share	$6.57	$0.60	$(0.71)	$5.97	$1.31

Diluted weighted average common shares outstanding	56.7	55.1	55.0

        We have corrected our previously presented 2006 and 2005 financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. The correction did not impact any other financial statement line item or per-share amount. See Note 1 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional discussion of this correction.

(1)
Represents the pro forma diluted net earnings (loss) per share as if the weighted average number of common shares issued in the initial public offering were outstanding as of the beginning of the earliest period presented. See Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further information regarding pro forma net earnings (loss) per share.

CF INDUSTRIES HOLDINGS, INC.

2005 Post-Initial Public Offering (IPO) Information

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Net loss	$(112.3)

Diluted weighted average common shares outstanding	55.0

Diluted loss per share before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Diluted net loss per share	$(2.04)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Operating Results

        Increased domestic demand, coupled with tight domestic and international markets, drove strong financial performance in the domestic nitrogen industry in 2007, as compared to the prior year. Demand increased due to an increase in corn acreage planted, higher spring season application rates, a strong fall application season driven by favorable weather conditions and expectations of a strong spring season in 2008. Operating results in our phosphate fertilizer business improved due to tight domestic supply/demand conditions, strong worldwide demand and increased domestic demand in the fall. Our total gross margin increased by $522.8 million to $670.0 million for 2007, from a gross margin of $147.2 million for 2006. The increase was due largely to higher average nitrogen and phosphate fertilizer selling prices, favorable unrealized mark-to-market adjustments on natural gas derivatives, and higher nitrogen fertilizer sales volume, partially offset by higher purchased product costs and higher realized natural gas costs. Net earnings of $372.7 million for 2007 included a net pre-tax unrealized mark-to-market gain of $17.0 million ($11.0 million after tax) on natural gas derivatives and a pre-tax charge of $1.0 million ($0.7 million after tax) for changes in estimates to our asset retirement obligations (AROs) and demolition costs. Net earnings of $33.3 million for 2006 included a pre-tax charge of $30.7 million ($18.7 million after tax) for unrealized mark-to-market losses on natural gas derivatives and a pre-tax charge of $21.6 million ($13.1 million after tax) for adjustments to AROs and demolition costs primarily related to our closed Bartow, Florida complex.

Net Sales

        Our net sales were $2.8 billion for 2007, or $723.8 million higher than net sales for 2006, due largely to higher average nitrogen and phosphate fertilizer selling prices and an increase in nitrogen sales volume. Our total sales volume increased 6% to 8.9 million tons for 2007 versus 8.4 million tons for 2006. Nitrogen fertilizer sales volume in 2007 increased 628,000 tons, or 10%, to 6.9 million tons for 2007 compared to 6.3 million tons in 2006 due to increased domestic demand and our customers' anticipation of a strong spring season in 2008. Our total level of phosphate fertilizer sales was 2.0 million tons for 2007, slightly below the 2.1 million tons sold in 2006. Average nitrogen and phosphate fertilizer selling prices for 2007 were 22% and 46% higher, respectively, than the prices for similar products in 2006 reflecting overall tight market conditions and increased domestic demand.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged $230 per ton for 2007 compared to $226 per ton in 2006, an increase of 2%. This increase was largely due to higher purchased product costs and higher realized natural gas costs, partially offset by favorable unrealized mark-to-market adjustments on natural gas derivatives. Phosphate fertilizer cost of sales averaged $247 per ton for 2007, compared to $221 per ton in the prior year, an increase of 12%. This increase was due mainly to higher purchased product costs, where we purchase finished goods to supplement our production, and higher phosphate rock costs.

        During 2007, we sold approximately 5.4 million tons of fertilizer under our FPP, representing approximately 60% of our total fertilizer sales volume for the period. In 2006, we sold approximately 3.0 million tons of fertilizer under this program, representing approximately 36% of our total fertilizer sales volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 20% to $65.2 million in 2007 compared to $54.5 million in 2006. The year-over-year increase in expense for 2007 resulted largely from the increased expenses related to performance-based short-term management incentive compensation; expenses related to the relocation of our corporate headquarters to Deerfield, Illinois; increased compensation costs associated with our long-term stock-based compensation; expenses related to our Keytrade investment and certain software implementation costs.

Other Operating—Net

        Other operating—net decreased to $3.2 million in 2007 from $21.4 million in 2006. We recorded a $3.8 million gain on the third quarter 2007 sale of a parcel of land and a warehouse at our closed Bartow, Florida, facility. In conjunction with that sale we reduced the related asset retirement obligations (AROs) by $1.0 million to reflect obligations previously recognized for which we are now no longer responsible. On an annual basis, we review all aspects of the closed Bartow complex with respect to AROs and other plant site closure related activities. As a result of our year end 2007 review, as well as other reviews performed during the year, we recorded net upward adjustments of $0.8 million to other Bartow AROs during 2007. This upward adjustment excluded the $1.0 million reduction due to the sale of the land and warehouse previously mentioned. In 2006, we recorded a charge of $14.9 million, primarily in the fourth quarter, to reflect revised estimates for water treatment and phosphogypsum stack system closure costs, and plant closure costs. These Bartow-related charges pertained to additional water treatment costs to accommodate closure of the cooling pond, additional phosphogypsum stack system closure costs associated with the cooling channel as well as higher costs for previously identified activities and additional costs related to site closure activities, including closure of wastewater treatment systems and storm water management. We also recorded a $3.3 million charge, again primarily in the fourth quarter of 2006, for additional planned demolition activities at Bartow. In 2007, we recorded a $1.5 million charge for revised estimates of environmental remediation requirements at our previously closed Ahoskie, North Carolina nitrogen manufacturing facility. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Interest—Net

        Interest—net increased to $22.7 million of net interest income in 2007 from $9.6 million of net interest income in 2006. Interest income increased to $24.4 million in 2007 from $12.5 million in 2006 due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of our short-term investments for 2007

CF INDUSTRIES HOLDINGS, INC.

being in securities that are exempt from federal taxation. Interest expense decreased 41% to $1.7 million in 2007, from $2.9 million in 2006. This decrease was primarily due to $1.0 million of interest expense recorded in the second quarter of 2006 related to a Canadian income tax matter.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in 2007 was due to CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        Our income tax provision for 2007 was $199.5 million, or an effective tax rate of 34.9%. This compared with a tax provision of $19.7 million on pre-tax earnings for 2006, or an effective tax rate of 37.2%. The 2007 decrease in the effective tax rate results principally from the impact of an increase in the U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes for 2007 consists of our share of the operating results of Keytrade for the period we held the investment in 2007. The amounts recorded in 2007 include a deferred U.S. income tax provision of $0.7 million on our share of the earnings.

Diluted Net Earnings (Loss) Per Share and Diluted Weighted Average Common Shares Outstanding

        Diluted net earnings per share increased to $6.57 per share for 2007 from $0.60 per share for 2006 primarily due to the increase in net earnings, partially offset by an increase in the diluted weighted average shares of outstanding common stock. The increase in the diluted weighted average shares of outstanding common stock in 2007 versus 2006 is due to the impact of stock option and restricted stock activity in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Operating Results

        In 2006, the domestic nitrogen fertilizer industry was characterized by adverse conditions early in the year remaining from the 2005 effects of hurricanes Katrina and Rita, more moderate conditions through the fall and strength late in the year fueled by lower natural gas prices, a tight international market and expectations of a strong planting season in the spring of 2007. The first half of 2006 was unfavorably impacted by high natural gas prices during the first quarter of the year and reduced demand during the spring planting season. Results during 2006 for our phosphate fertilizer business were affected positively by increased domestic demand and relatively balanced international supply/demand conditions. Our total gross margin decreased by approximately $62.0 million, or 30%, to $147.2 million for 2006 compared to a gross margin of $209.2 million for 2005. The net earnings of $33.3 million for 2006 included a pre-tax charge of $30.7 million for unrealized mark-to-market losses on natural gas derivatives and a pre-tax charge of $21.6 million for adjustments to AROs and demolition costs primarily related to our closed Bartow, Florida complex. The net loss of $39.0 million for 2005 included a $99.9 million charge to record a valuation allowance on the deferred tax asset related to CF Industries, Inc.'s net operating loss carryforwards generated during pre-IPO years, a $28.3 million loss on the extinguishment of debt, a gain of approximately $14.0 million associated with the early termination of certain natural gas hedge positions, a pre-tax charge of $9.3 million for unrealized mark-to-market losses on natural gas derivatives, a pre-tax charge of $12.8 million for

CF INDUSTRIES HOLDINGS, INC.

upward adjustments to AROs primarily related to our closed Bartow, Florida complex and a $6.1 million tax benefit from a refund of Canadian income taxes.

Net Sales

        Our net sales were $2.0 billion for both 2006 and 2005. Lower nitrogen fertilizer sales volumes were offset by higher average selling prices for ammonia and phosphate fertilizers in 2006. Nitrogen fertilizer sales volume decreased 119,000 tons, or 2%, to 6.3 million tons for 2006 compared to 6.4 million tons in 2005, due primarily to the cessation of production by U.S. Agri-Chemicals to whom we had sold ammonia previously. Our total level of phosphate fertilizer sales of 2.1 million tons for 2006 approximated the amount sold in 2005. Nitrogen and phosphate fertilizer prices for 2006 averaged 3% and 7% higher, respectively, than the prices for similar products in 2005.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged $226 per ton for 2006 compared to $207 per ton in 2005, an increase of 9%, primarily due to higher natural gas costs and higher purchased product costs. Phosphate fertilizer cost of sales averaged $221 per ton for 2006 compared to $211 per ton in the prior year, an increase of 5%, mainly due to higher ammonia and sulfur costs.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 4% to $54.5 million in 2006 compared to $57.0 million in 2005. The year-over-year decrease in expense for 2006 resulted largely from the absence of expenses related to our August 2005 IPO, including expenses associated with the termination of a long-term incentive plan upon completion of our IPO. This decrease was partially offset by additional stock-based compensation expense and additional administrative expenses associated with being a publicly held company.

Other Operating—Net

        Other operating—net increased to $21.4 million in 2006 from $14.1 million in 2005. On an annual basis, we review all aspects of the closed Bartow complex with respect to AROs and other plant site closure related activities. As a result of our 2006 review, we revised our estimates for water treatment and phosphogypsum stack system closure costs, as well as costs to close the Bartow plant site. Additional costs were identified that will be incurred to treat water to accommodate closure of the cooling pond. Estimated phosphogypsum stack system closure costs associated with the cooling channel increased due to additional closure work and higher costs for previously identified activities. We also identified additional costs related to site closure activities, including closure of wastewater treatment systems as well as storm water management. Consequently, we recorded a charge of $14.9 million, primarily in the fourth quarter of 2006, to reflect these revised estimates. We also recorded a $3.3 million charge, again primarily in the fourth quarter of 2006, for additional planned demolition activities at Bartow. In 2005, $11.1 million of adjustments to Bartow phosphogypsum stack asset retirement costs were recorded as a result of revised engineering estimates prepared in connection with the preparation of a revised closure plan for the Plant City phosphogypsum stack and cooling pond

CF INDUSTRIES HOLDINGS, INC.

system. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 9 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Interest—Net

        Net interest income increased to $9.6 million in 2006 from $0.6 million in 2005. Interest expense decreased 79% to $2.9 million in 2006 from $14.0 million in 2005, due to the full repayment of our term notes, using our cash and short-term investments. This decrease was partially offset by $1.0 million of interest expense in the second quarter of 2006 related to a Canadian tax matter. Interest income decreased to $12.5 million in 2006 from $14.6 million in 2005 as higher average rates of return were more than offset by lower average balances of invested cash.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in 2006 was due to improved 2006 CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        Our income tax provision for 2006 was $19.7 million, or an effective tax rate of 37.2%. This compared with a tax provision of $128.7 million on pre-tax earnings for 2005. For 2005, the income tax provision of $128.7 million included the following items: income tax expense of $35.4 million on earnings before income taxes; a charge of $99.9 million to establish a valuation allowance, as previously discussed; a tax benefit of $0.5 million for adjustments to prior years' tax returns; and a tax benefit related to a Canadian income tax refund of $6.1 million. Our effective tax rate (exclusive of the $99.9 million non-cash charge and the $6.1 million refund of Canadian income taxes) was 37.8%. The decrease in the effective tax rate on earnings before income taxes results principally from lower state income taxes.

Cumulative Effect of a Change in Accounting Principle—Net of Taxes

        In the fourth quarter of 2005, we recorded additional asset retirement obligations due to implementation of FASB Interpretation (FIN) No. 47—Accounting for Conditional Asset Retirement Obligations and recorded a related charge for the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle reduced net earnings in 2005 by $2.8 million. For a discussion of the cumulative effect of a change in accounting principle, please see the Company History section of the "Overview" section of this discussion and analysis.

Diluted Net Earnings (Loss) Per Share and Diluted Weighted Average Common Shares Outstanding

        Diluted net earnings per share improved to $0.60 in 2006 from a $0.71 loss per share in 2005, as calculated on a pro forma basis, primarily due to net earnings of $33.3 million generated in 2006 as compared to the net loss of $39.0 million incurred in 2005. Diluted weighted average shares of outstanding common stock in 2006 approximated the 2005 level.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Years ended December 31,
	2007	2006	2005	2007 v. 2006	2006 v. 2005
	(in millions, except as noted)
Net sales	$2,041.9	$1,521.9	$1,506.8	$520.0	$15.1
Cost of sales	1,595.1	1,423.4	1,333.9	171.7	89.5

Gross margin	$446.8	$98.5	$172.9	$348.3	$(74.4)
Gross margin percentage	21.9%	6.5%	11.5%
Tons of product sold (000s)	6,938	6,310	6,429	628	(119)
Sales volume by product (000s)
Ammonia	1,434	1,226	1,382	208	(156)
Urea	2,701	2,619	2,518	82	101
UAN	2,754	2,420	2,483	334	(63)
Other nitrogen products	49	45	46	4	(1)
Average selling price per ton by product
Ammonia	$388	$362	$317	$26	$45
Urea	329	251	251	78	—
UAN	215	172	174	43	(2)
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$7.81	$7.20	$7.12	$0.61	$0.08
Medicine Hat	6.24	6.56	6.83	(0.32)	(0.27)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$6.93	$6.74	$8.86	$0.19	$(2.12)
AECO (Alberta)	5.99	5.76	7.26	0.23	(1.50)
Depreciation and amortization	$50.4	$59.2	$63.0	$(8.8)	$(3.8)
Capital expenditures	$61.1	$26.0	$46.3	$35.1	$(20.3)
Production volume by product (000s)
Ammonia(2)(3)	3,289	3,158	2,778	131	380
Granular urea(2)	2,358	2,334	2,065	24	269
UAN (28%)	2,611	2,336	2,256	275	80

        We have corrected our previously presented 2006 and 2005 nitrogen segment financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See Note 1 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional discussion of this correction.

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net Sales.    Nitrogen fertilizer net sales increased 34% to $2.0 billion in 2007, compared to $1.5 billion in 2006, due to higher average selling prices as well as higher sales volume. The 7% increase in average ammonia selling prices for 2007, arising mainly in the fourth quarter, was driven primarily by tight supplies heading into the quarter and a strong fall application season. Higher average urea selling prices reflected continued strong domestic and international demand. The 25% increase in average UAN selling prices for 2007 compared to 2006 reflected strong domestic demand and a tight supply/demand balance. Nitrogen fertilizer sales volume increased 10% to 6.9 million tons in 2007 compared to 6.3 million tons in 2006. The increase was due to the impact of an increase in corn acres planted and higher fertilizer application rates in the spring, as well as a strong fall ammonia application season and demand in anticipation of a strong spring 2008 planting season. The increase in corn acreage was driven by greater demand by ethanol producers, low corn inventories and continued strong demand for feed.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $230 per ton for 2007, compared to $226 per ton for 2006, an increase of 2%, largely due to higher purchased product costs and higher realized natural gas costs, partially offset by favorable unrealized mark-to-market adjustments on natural gas derivatives. The costs of finished fertilizer products purchased for resale were approximately $57.6 million higher in 2007 than in 2006 due to an increase in the amount of sales volume supported by purchased products as well as the overall increase in nitrogen fertilizer prices, both factors occurring mainly during the last six months of 2007. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 4% in 2007 versus the cost in 2006. The increase in realized gas costs was due mainly to greater net realized losses on our natural gas derivatives.

        We carry our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. We recognized a net $17.0 million unrealized mark-to-market gain in 2007 compared to a net $30.7 million unrealized mark-to-market loss in 2006.

        During 2007, we sold approximately 4.6 million tons of nitrogen fertilizers under our FPP, representing approximately 66% of our nitrogen fertilizer sales volume for the period. In 2006, we sold approximately 2.7 million tons of nitrogen fertilizers under this program, representing approximately 44% of our nitrogen fertilizer sales volume for the period.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net Sales.    Nitrogen fertilizer net sales were $1.5 billion for both 2006 and 2005, as higher average ammonia selling prices in 2006 were, for the most part, offset by lower sales volume. Nitrogen fertilizer sales volume decreased 2% to 6.3 million tons in 2006 compared to 6.4 million tons in 2005. Ammonia and UAN sales volumes decreased by 11% and 3%, respectively, for 2006 compared to the prior year while urea sales volume increased by 4%. Ammonia sales volumes decreased due primarily to lower sales from our Tampa terminal due to U.S. Agri-Chemicals, a former customer, ceasing phosphate operations in 2005. Increases in industry consumption in the fall in anticipation of strong corn and wheat prices offset a spring during which the industry experienced fewer corn acres planted and reduced application rates. The decrease in UAN sales compared to sales for 2005 was due primarily to less corn acreage planted and reduced demand in the southern portion of the country due to drought conditions, both experienced during the first half of 2006. The impact of these factors was partially offset by strong summer and fall fill demand resulting from the anticipation of a stronger UAN market later in 2006 and into the spring of 2007. Ammonia sales prices increased by 14% for 2006 compared

CF INDUSTRIES HOLDINGS, INC.

to the prior year, primarily due to tight world market conditions and strong fourth quarter domestic demand.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged $226 per ton for 2006, compared to $207 per ton for 2005, an increase of 9%, largely due to realized losses and unfavorable unrealized mark-to-market adjustments related to natural gas derivatives, and higher purchased product costs. While the overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility decreased by 1% for 2006 versus the cost in 2005, the favorable effect of this variance was more than offset by the impact of the realized losses on natural gas derivatives immediately recognized in cost of sales. We recognized $30.7 million of unrealized mark-to-market losses on derivatives in 2006 compared to $9.3 million in 2005 due to our discontinuing hedge accounting in the last quarter of 2005, and the decline in natural gas prices that occurred during the respective periods. We also recorded approximately $14.0 million of hedge gains in 2005, mainly in the third quarter. The costs of finished fertilizer products purchased for resale were approximately $8.9 million higher in 2006 than in 2005 due to the overall increase in nitrogen fertilizer prices as well as an increase in the amount of sales volume supported by purchased products, both factors occurring mainly during the first six months of 2006. See the "Overview" section of this discussion and analysis for additional information about the impact of accounting for our natural gas derivatives.

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

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Years ended December 31,
	2007	2006	2005	2007 v. 2006	2006 v. 2005
	(in millions, except as noted)
Net sales	$714.8	$511.0	$461.1	$203.8	$49.9
Cost of sales	491.6	462.3	424.8	29.3	37.5

Gross margin	$223.2	$48.7	$36.3	$174.5	$12.4
Gross margin percentage	31.2%	9.5%	7.9%
Tons of product sold (000s)	1,994	2,090	2,009	(96)	81
Sales volume by product (000s)
DAP	1,624	1,676	1,583	(52)	93
MAP	370	414	426	(44)	(12)
Domestic vs export sales of DAP/MAP (000s)
Domestic	1,557	1,447	1,392	110	55
Export	437	643	617	(206)	26
Average selling price per ton by product
DAP	$357	$243	$227	$114	$16
MAP	366	251	239	115	12
Depreciation, depletion and amortization	$31.5	$33.1	$32.0	$(1.6)	$1.1
Capital expenditures	$39.9	$32.2	$25.6	$7.7	$6.6
Production volume by product (000s)
Phosphate rock	3,233	3,805	3,647	(572)	158
Sulfuric acid	2,531	2,598	2,507	(67)	91
Phosphoric acid as P2O5(1)	976	1,009	978	(33)	31
DAP/MAP	1,948	2,023	1,945	(75)	78

        We have corrected our previously presented 2006 and 2005 phosphate segment financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. The correction did not change our previously presented gross margin, but did change our previously presented gross margin percentage and average selling prices. See Note 1 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional discussion of this correction.

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net Sales.    Phosphate fertilizer net sales increased 40% to $714.8 million for 2007 compared to $511.0 million in 2006, due to higher average selling prices, partially offset by lower sales volume. Average phosphate fertilizer selling prices during 2007 increased by 46% compared to prices in 2006. The increase was driven by strong domestic demand and reduced domestic production volumes (relative to historic levels) leading to a tight domestic supply/demand balance. Our total level of phosphate fertilizer sales of 2.0 million tons in 2007 decreased 5% compared to 2.1 million tons in 2006. Export sales of DAP and MAP declined by 206,000 tons primarily from reduced availability of product due to

CF INDUSTRIES HOLDINGS, INC.

scheduled first quarter maintenance activity at our Plant City, Florida phosphate complex, along with supply being made available for second quarter domestic sales in anticipation of increased domestic demand. Effective November 30, 2007, we terminated our membership in PhosChem and we no longer utilize this sales association to export phosphate fertilizers. Keytrade has become our sole exporter of phosphate fertilizers.

        Cost of Sales.    Phosphate cost of sales averaged $247 per ton for 2007 compared to $221 per ton for 2006. The 12% increase was due mainly to higher purchased product costs and higher phosphate rock costs, as well as higher sulfur costs. Purchased product costs were approximately $13.4 million higher in 2007 than in the same period of 2006, primarily due to an increase in the amount of sales volume supported by purchased products, mainly occurring during the second quarter of 2007. Higher per-ton phosphate rock mining costs were due to fewer tons mined in 2007 as compared to 2006 resulting from unfavorable mining conditions as well as higher earthmoving costs for land management. Average annual sulfur costs increased by 10% for 2007 compared to 2006. The increase, mainly occurring in the fourth quarter of 2007, reflected the impact of a strengthening domestic sulfur market fueled by strong demand and insufficient supply. We expect the domestic and international sulfur markets to remain tight in 2008 due to strong anticipated demand from phosphate fertilizer and metal producers.

        During 2007, we sold approximately 835,000 tons of phosphate fertilizer under our FPP, representing approximately 42% of our phosphate fertilizer sales volume for the period. In 2006, we sold approximately 294,000 tons of phosphate fertilizer under this program, representing approximately 14% of our phosphate fertilizer sales volume for the period.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net Sales.    Phosphate fertilizer net sales increased 11% to $511.0 million for 2006 compared to $461.1 million in 2005, due to higher average selling prices and increased sales volumes. Average phosphate fertilizer prices during 2006 increased by 7% compared to prices in 2005 due to the impact of increased domestic demand on what was already a relatively tight supply/demand balance. Our total level of phosphate fertilizer sales volumes of 2.1 million tons in 2006 increased by 4% over the prior year's level due primarily to stronger domestic demand for DAP during the second half of the year. During the fourth quarter of 2006, we made our first DAP export sales through PhosChem, an export association representing North American phosphate producers. We joined PhosChem in October of 2006. Approximately 22% of our 2006 fourth quarter phosphate fertilizer net sales were made through PhosChem.

        Cost of Sales.    Phosphate cost of sales averaged $221 per ton for 2006 compared to $211 per ton for 2005. The 5% increase was mainly due to higher ammonia and sulfur costs. Ammonia prices increased by 6% during 2006 compared to 2005, reflecting stronger global market conditions through the first half of 2006. Sulfur costs increased by 3% for 2006 compared to 2005. The increase, mainly occurring in the first six months of 2006, reflected the lingering impact of supply disruptions that occurred in 2005 due to hurricane activity.

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

CF INDUSTRIES HOLDINGS, INC.

Liquidity and Capital Resources

        Our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business. We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of December 31, 2007, we had cash and cash equivalents of $366.5 million and a $305.8 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2006, the comparable amounts were $25.4 million and $102.7 million. As of December 31, 2007 and December 31, 2006, we had $219.8 million and $176.4 million available, respectively, under our senior secured revolving credit facility (credit facility).

Short-Term Investments

        We had short-term investments of $494.5 million as of December 31, 2007 and $300.2 million as of December 31, 2006. In 2007, our short-term investments generally were available-for-sale tax exempt auction rate securities. Auction rate securities primarily are debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. This date is also referred to as the remarketing date, since the holder of the instrument can decide at each auction date to continue to hold the security or allow others to bid for it resulting in liquidation of the original holder's position. Parties bid for these instruments and the lowest interest rate that places all of the securities offered for auction becomes the interest rate earned until the next auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. When a failed auction occurs, the present holders of the instruments continue to hold them until the next auction date. Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas or a fixed rate.

        On December 31, 2007, the auction rate securities that we held were issued by various state or local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Through February 5, 2008, we had not experienced any failed auctions in these securities and subsequent to December 31, 2007 through February 5, 2008, we sold certain of these investments through the auction process. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid investments and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments. In each case, our review found these investments to be investment grade and in compliance with our investment policy.

        At February 22, 2008, we continue to hold $276 million of investments in auction rate securities and for $159 million of this amount, the most recent auction failed. We believe that the underlying credit quality of the assets supporting the auction rate securities has not been impacted by the current market illiquidity. Currently, the market continues to show signs of illiquidity and we have not assessed the impact of the illiquid market on the value of the securities. It is reasonably possible that a change

CF INDUSTRIES HOLDINGS, INC.

in the estimated value of these instruments could occur after an evaluation is completed in the future. For those instruments with recent failed auctions, we believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and we presently intend to hold the securities until such time. We do not believe the current market liquidity issues in these securities present any operating liquidity issues for the Company.

        We believe that our cash, cash equivalents, short term investments, operating cash flow, and credit available under our credit facilities are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.9 million as of December 31, 2007 and $4.2 million as of December 31, 2006. There were no outstanding borrowings or letters of credit under our $250 million credit facility as of December 31, 2007 or December 31, 2006.

        On August 16, 2005, we replaced our $140 million senior secured revolving credit facility with a new $250 million credit facility. The credit facility, as amended on September 7, 2005 and July 31, 2007, is scheduled to be available until July 31, 2012 and bears interest at a variable rate. This facility is secured by working capital, certain equipment and the Donaldsonville nitrogen fertilizer complex. Our investment in and advances to Keytrade will be pledged as security under our credit facility. The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of December 31, 2007 and December 31, 2006, we had $219.8 million and $176.4 million available, respectively, under our credit facility. See Note 22 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning this credit facility.

Investment in Keytrade

        In October 2007, we purchased 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland for $25.9 million. We also purchased certain non-voting preferred shares of Keytrade for $0.9 million and contributed an additional $12.8 million in subordinated financing. The subordinated financing is in the form of notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00%. The investment in Keytrade provides us with a global platform for marketing and sourcing fertilizer. Under the terms of a commercial agreement we executed with Keytrade concurrent with our investment, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and as our exclusive importer of UAN products into North America. We terminated our previous membership in PhosChem and no longer utilize them to export phosphate fertilizers. We account for Keytrade as an equity method investment. See Note 17 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning the Keytrade investment.

Capital Spending

        Capital expenditures are made to sustain our asset base, to increase our capacity and to improve plant efficiency. In response to the difficult industry environment prior to 2004, we had deferred non-essential capital expenditures whenever it was possible to do so without compromising the operational integrity of our facilities or the safety of our employees. Of the $45.5 million increase in capital expenditures in 2007 as compared to 2006, approximately $24 million related to plant and equipment expenditures and $22 million related to greater plant turnaround activity during 2007. We

CF INDUSTRIES HOLDINGS, INC.

expect to spend approximately $140 million to $170 million on capital expenditures in both 2008 and 2009. The projection for 2008 includes approved spending on long-term projects initiated in 2007 and earlier. These amounts also include approximately $17 million in 2008 and $30 million in 2009 for capital expenditures at CFL, of which we are obligated to fund 66%.

Forward Pricing Program (FPP)

        We offer a FPP to our customers under which product may be ordered for future delivery, with a significant portion of the sales proceeds generally being collected before the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. As of December 31, 2007 and December 31, 2006, we had approximately $305.8 million and $102.7 million, respectively, in customer advances on our consolidated balance sheet. As of December 31, 2007 and December 31, 2006, we had approximately 3.0 million and 1.7 million tons of product, respectively, committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of December 31, 2007 and December 31, 2006, respectively.

        Customer advances were a significant source of liquidity and cash flow from operations in 2007. The level of sales under the FPP is affected by many factors, including current market conditions and our customers' perceptions of future market fundamentals. The higher level of sales on order as of December 31, 2007 reflects our customers' expectations concerning the fertilizer pricing environment and availability of supply prevalent during that reporting period.

        The level of our customers' participation in our FPP may vary over time. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings and timing of cash flow of future periods. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are subject to financial assurance requirements. Previously, these financial assurance requirements were satisfied without the need for any advance expenditure of corporate funds provided our financial statements met certain criteria, referred to as the financial tests. However, pursuant to a 2005 amendment to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations. This was done in order to take advantage of a safe harbor provision in the regulations that would obviate the need for us to meet the financial test criteria in the future. We made annual contributions of $9.4 million and $11.1 million in February of 2007 and March of 2006, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure. In the first quarter of 2008, we expect to contribute another $6.2 million. Over the subsequent eight years, we expect to contribute between $4.0 million and $5.0 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The amount of money that will accumulate in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $79 million. After 2016, contributions to the account are estimated to average less than $3.0 million annually for the following 17 years. The balance in the account is estimated to be approximately $212 million by 2033. The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 9 to our

CF INDUSTRIES HOLDINGS, INC.

consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. These expense amounts are expected to differ from the anticipated contributions to the account, which are based on the guidelines set forth in the Florida regulations. Ultimately, the cash in this account will be used to settle the asset retirement obligations.

        Additionally, Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. We will be subject to this requirement, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

Other Liquidity Requirements

        We paid cash dividends of $4.5 million on outstanding common stock during 2007. This amount represents an annual rate equal to $0.08 per common share. In February of 2008, our Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.10 per common share. We expect to pay quarterly dividends at such a rate for the foreseeable future. Under certain conditions, our $250 million credit facility limits our ability to pay dividends.

        We also funded contributions to our U.S. and Canadian pension plans totaling $12.0 million in 2007. We expect to contribute $8.0 million to our pension plans in 2008.

Cash Flows

Operating Activities

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net cash generated from operating activities in 2007 was $690.1 million compared to $203.6 million in 2006. The $486.5 million increase in cash provided by operating activities in 2007 was due primarily to a $339.4 million increase in net earnings and a $162.5 million increase in cash generated by working capital changes. The $162.5 million increase in cash generated by working capital changes is the difference between the $153.8 million generated in 2007 and the $8.7 million consumed in 2006. During 2007, the cash generated by the $203.1 million increase in customer advances and the $31.3 million increase in accounts payable and accrued expenses was partially offset by a $53.6 million increase in inventories and a $28.5 million increase in accounts receivable. The increase in customer advances was due to an increase in the level of forward sales under our FPP and higher average contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accounts payable and accrued expenses is primarily due to an increase in nitrogen fertilizer product purchases. The increase in inventories was due to increased prices for purchased product, higher manufacturing costs for phosphate products and higher quantities of both nitrogen and phosphate products held at December 31, 2007. The increase in accounts receivable was primarily due to the increase in amounts due from our minority interest partner. The use of $8.7 million in cash in 2006 for working capital changes was primarily due to a $62.4 million increase in accounts receivable and a $28.9 million decrease in customer advances, partially offset by a $51.6 million decrease in inventories and a $17.1 million decrease in margin deposits. The increase in accounts receivable was primarily due to higher volume shipped under normal commercial terms. The decrease in customer advances was due primarily to changes in the product mix of outstanding orders and lower average contract prices. The decrease in inventories reflects lower per-unit nitrogen fertilizer manufacturing cost and lower quantities of phosphate fertilizers held at December 31, 2006. The decrease in margin deposits was primarily due to lower margin requirements.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Net cash generated from operating activities in 2006 was $203.6 million compared to $137.2 million in 2005. The $66.4 million increase in cash provided by operating activities in 2006 was primarily due to $96.0 million less cash used to fund working capital in 2006, partially offset by lower operating earnings in 2006. The $96.0 million reduction in cash used to fund working capital is the difference between $8.7 million used in 2006 and $104.7 million consumed in 2005. During 2006, accounts receivable increased by $62.4 million and customer advances decreased by $28.9 million, resulting in a net use of cash of $91.3 million, which was partially offset by a $51.6 million decrease in inventories and a $17.1 million decrease in margin deposits. The increase in accounts receivable was primarily due to higher volume shipped under normal commercial terms. A significant portion of the sales proceeds for volumes shipped under the FPP is generally received prior to shipment. The decrease in customer advances was due primarily to changes in the product mix of outstanding orders and lower per-unit contract prices. The decrease in inventories reflects lower per-unit nitrogen fertilizer manufacturing cost and lower quantities of phosphate fertilizers held at December 31, 2006. The decrease in margin deposits was primarily due to lower margin requirements. The use of $104.7 million in cash in 2005 for working capital changes was primarily due to a $79.9 million decrease in customer advances and a $14.8 million change in net product exchanges assets. The decrease in customer advances was primarily due to lower levels of forward sales on order as of December 31, 2005 as compared to December 31, 2004.

Investing Activities

Years Ended December 31, 2007, 2006 and 2005

        Net cash used in investing activities was $343.1 million in 2007 and $191.3 million in 2006, as compared to net cash provided by investing activities of $139.3 million in 2005. The $151.8 million increase in cash used in investing activities in 2007 was primarily due to net purchases of short-term investments of $194.3 million during 2007 as compared to $120.9 million of net purchases during 2006, resulting from increased operating earnings in 2007 net of other investing activities. The $330.6 million swing in cash used in investing activities in 2006 from 2005, was primarily due to the liquidation of short-term investments which was used to fund the $235.6 million prepayment of our term notes in 2005, as previously discussed. Additions to property, plant and equipment accounted for $105.1 million, $59.6 million, and $72.2 million of cash used in investing activities in 2007, 2006, and 2005, respectively. The increase in additions to property, plant and equipment in 2007 as compared to 2006 included a $23.9 million increase in capital projects as well as a $22.0 million increase in plant turnaround-related expenditures. The decrease in additions to property, plant and equipment in 2006 was due primarily to a $15.5 million decrease in plant turnaround-related expenditures incurred during 2006 as compared to 2005. As previously discussed, we made annual contributions of $9.4 million in February of 2007 and $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheets. Investments in and advances to unconsolidated affiliates of $39.6 million in 2007 represents our investment in Keytrade and funding of related subordinated debt. The $18.6 million of proceeds from the sale of unconsolidated affiliates represents the cash realized from the July 15, 2005 sale of our interest in the CF Martin Sulphur, L.P. joint venture (now Martin Sulphur) to our joint venture partner, an affiliate of Martin Resource Management.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

Years Ended December 31, 2007, 2006 and 2005

        Net cash used in financing activities was $4.9 million, $23.3 million and $290.7 million in 2007, 2006, and 2005, respectively. The $18.4 million decrease in cash used in financing activities in 2007 versus 2006 was due to the impact of activity related to stock-based compensation, partially offset by higher distributions to minority interest. We received $16.6 million of proceeds from stock options exercised under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan during 2007. Distributions to minority interest were higher in 2007 due to the improvement in CFL's 2006 net earnings (distributed in 2007) as compared to CFL's 2005 net earnings (distributed in 2006). The $267.4 million decrease in cash used in financing activities in 2006 versus 2005 was primarily due to the 2005 repayment of $235.6 million of our term debt and the associated prepayment penalty of $26.4 million as previously discussed. Distributions to minority interest were higher in 2006, as all of CFL's 2005 net earnings were distributed in 2006, whereas most of CFL's 2004 net earnings were distributed in 2004. The $715.4 million of proceeds from the issuance of common stock and the corresponding exchange of stock represent the proceeds from our initial public offering completed in the third quarter of 2005 and the subsequent payments to our pre-IPO owners. See the "Overview" section of this discussion and analysis for additional information about our IPO.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	After 2012	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt, (1)	$—	$—	$—	$—	$—	$—	$—
Notes payable (2)	—	4.9	—	—	—	—	4.9
Interest payments on long-term debt and notes payable (1)	0.4	0.4	—	—	—	—	0.8
Other Obligations
Operating leases	26.4	21.2	16.7	6.0	4.2	7.9	82.4
Equipment purchases and plant improvements	23.8	—	15.0	—	—	—	38.8
Transportation (3)	57.6	41.5	22.1	16.2	16.9	217.8	372.1
Purchase obligations (4)(5)(6)	404.9	121.4	52.3	1.6	1.6	3.6	585.4
Keytrade Commerical Agreement (7)	2.8	2.8	2.8	2.8	2.1	—	13.3
Contributions to pension plans (8)	8.0	—	—	—	—	—	8.0

Total(9)	$523.9	$192.2	$108.9	$26.6	$24.8	$229.3	$1,105.7

(1)
Based on debt balances and interest rates as of December 31, 2007. All our long-term debt was repaid on August 17, 2005. See the "Overview" section of this discussion and analysis for further information on the transaction.

CF INDUSTRIES HOLDINGS, INC.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2007 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at December 31, 2007. Also includes minimum commitments to purchase ammonia and urea for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of December 31, 2007 and actual prices may differ.

(5)
Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(6)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

(7)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(8)
Represents the contributions we expect to make to our pension plans in 2008. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(9)
Excludes $0.2 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 11 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Other Long-Term Obligations

        As of December 31, 2007, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities and shutdown costs. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2008	2009	2010	2011	2012	After 2012	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations (1)(2)	$15.4	$9.3	$6.5	$3.7	$2.7	$596.7	$634.3
Environmental remediation liabilities and shutdown costs	1.3	0.4	0.4	0.4	0.4	5.1	8.0

Total	$16.7	$9.7	$6.9	$4.1	$3.1	$601.8	$642.3

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the AROs. The corresponding present value of these future expenditures is $89.4 million as of December 31, 2007.

We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at CFL's Medicine Hat facility and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2007 dollars is between $15 million and $20 million. Currently, we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any cash flows for these AROs. See Note 9 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in an escrow account established to cover costs associated with closure of our phosphogypsum stack system. This account will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack system.

(2)
Cash flows occurring after 2012 are detailed in the following table.

        The following table details the undiscounted, inflation-adjusted estimated cash flows after 2012 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2013–23	2024–30	2031–34	2035–42	2043–47	After 2047	Total
	(in millions)
Asset retirement obligations after 2012	$38.0	$12.6	$100.1	$121.1	$33.7	$291.2	$596.7

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to five years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, IL. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis in accordance with SFAS No. 13—Accounting for Leases. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 23 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

        We recognize revenue when title is transferred to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. In some cases, application of this policy requires that we make certain assumptions or estimates regarding a component of revenue, discounts and allowances, rebates, or creditworthiness of some of our customers. We base our estimates on historical experience, and the most recent information available to us, which can change as market conditions change. Amounts related to shipping and handling that are billed to our customers in sales transactions are classified as sales in our consolidated statement of operations.

Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and in 2007 we relocated our corporate headquarters to Deerfield, Illinois. As of December 31, 2007, the net book value of the Long Grove building and related land ($6.7 million) are classified as assets held for sale. At the time the asset was classified as an asset held for sale, the estimated selling price, less the cost to sell the facility, was in excess of the book value. As a result, no loss was recognized. See Note 15 to our

CF INDUSTRIES HOLDINGS, INC.

audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning these assets.

Useful Lives of Depreciable Assets

        Property, plant and equipment is stated at historical cost and depreciation is computed using either the straight-line method or the units-of-production (UOP) method over the lives of the assets. The lives used in computing depreciation expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' estimates, engineering or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

        At the end of 2006, we completed a comprehensive review of the depreciable lives of our production facilities and related assets, as well as estimated production capacities used to develop our UOP depreciation expense. As a result of this review, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. As a result of these changes, depreciation expense was reduced by $11.5 million for 2007.

        Of the $11.5 million reduction in depreciation expense, $10.1 million relates to our nitrogen production assets and $1.4 million relates to our phosphate production assets. Included in the $10.1 million decrease in depreciation for nitrogen assets was $1.2 million relating to CFL, a joint venture of which we own 66%.

        The effect of this change in estimate for 2007 was an increase in earnings before income taxes of $10.3 million, an increase in net earnings of $6.7 million, and an increase in diluted earnings per share of $0.12. Of the $10.3 million reduction in depreciation expense, approximately $9.0 million related to our nitrogen production assets and $1.3 million related to our phosphate production assets.

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

Asset Retirement Obligations and Environmental Remediation Liabilities

        Costs associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes and costs associated with land reclamation activities at our Hardee, Florida phosphate rock mine are accounted for in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. If the cost of closure can be reasonably estimated, asset retirement obligations (AROs) are recognized in the period in which the related assets are put into service. Costs associated with the cessation of operations at all of our facilities are accounted for in accordance with FIN No. 47—Accounting for Conditional Asset Retirement Obligations. This interpretation requires us to recognize a liability for AROs for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at

CF INDUSTRIES HOLDINGS, INC.

their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over their estimated useful life. The aggregate carrying value of all of our AROs was $89.4 million as of December 31, 2007 and $87.1 million as of December 31, 2006. The increase in the aggregate carrying value of these AROs is due to recording changes in estimates and normal accretion expense on existing AROs as previously discussed.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated consistent with the requirements of SFAS No. 5—Accounting for Contingencies. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $8.1 million as of December 31, 2007 and $9.4 million as of December 31, 2006.

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

Recoverability of Long-Lived Assets

        We review the carrying values of our property, plant and equipment on a regular basis in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. If impairment of an asset has occurred, an impairment charge is recognized immediately. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The recoverability of the values associated with our long-lived assets is dependent upon future operating performance of the specific businesses to which the assets are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and non-operating—net, respectively.

        Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.'s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended

CF INDUSTRIES HOLDINGS, INC.

December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

        In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.'s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.'s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.'s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the market value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $245.4 million at December 31, 2007, which was $15.6 million higher than pension plan assets. The December 31, 2007 PBO was computed based on a 6.00% discount rate, which was based on yields for high-quality corporate bonds (Aa rated or better) with a maturity approximating the duration of our pension liability. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower by 50 basis points, our PBO would have been $17.1 million higher than the amount previously discussed. Conversely, if the discount rate used to compute the PBO was higher by 50 basis points, our PBO would have been $15.4 million lower. The discount rate used to calculate pension expense in 2007 was 5.70%. If the discount rate used to compute 2007 pension expense was lower by 50 basis points, the expense would have been approximately $1.8 million higher than the amount calculated. Conversely, if the discount rate used to compute 2007 pension expense was higher by 50 basis points, the expense would have been approximately $1.6 million lower than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 7.2% expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher by 50 basis points, pension expense for 2007 would have been $1.0 million lower. Conversely, if the expected long-term rate of return on assets was lower by 50 basis points, pension expense for 2007 would have been $1.0 million higher. See Note 5 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of our pension plans.

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

Stock-Based Compensation

        Costs associated with stock-based compensation are accounted for in accordance with SFAS No. 123R—Share-Based Payment (SFAS 123R), which requires us to recognize in our consolidated statement of operations the grant date fair value of all stock-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-

CF INDUSTRIES HOLDINGS, INC.

Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected life. The expected volatility used to value most of the stock options granted in 2007 was 36%. If the expected volatility was 2% higher or lower, the fair value of the stock options would have been 3.5% higher or lower, respectively. The expected life of most of the stock options granted in 2007 was 5.7 years. If the expected life was 0.5 years higher or lower, the fair value of the stock options would have been approximately 4.5% higher or lower, respectively. The basis for determining these assumptions may change as more experience is obtained with our own historical stock prices and employees' option exercise behavior.

        We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2007 on a pre-tax basis was $9.7 million. As of December 31, 2007, on a pre-tax basis there was approximately $8.0 million and $2.4 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over a weighted average period of 1.4 and 1.6 years, respectively. See Note 27 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of stock-based compensation.

Consolidation

        We consolidate all entities that we control by ownership of a majority interest as well as variable interest entities for which we are the primary beneficiary. Our judgment in determining whether we are the primary beneficiary of the variable interest entities includes assessing our level of involvement in setting up the entity, determining whether the activities of the entity are substantially conducted on our behalf, determining whether we provide more than half the subordinated financial support to the entity, and determining whether we absorb the majority of the entity's expected losses or returns.

        We use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies. Our judgment regarding the level of influence over our equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy decisions and material intercompany transactions.

        We eliminate from financial results all significant intercompany transactions.

Recent Accounting Pronouncements

        Following are summaries of recently issued accounting pronouncements that are either currently applicable or may become applicable to the preparation of our consolidated financial statements in the future.

  •
  FASB Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes.    This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS or Statement) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 in the first quarter of 2007 did not have a material impact on our consolidated financial statements.

  •
  SFAS No. 157—Fair Value Measurements.    This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value

CF INDUSTRIES HOLDINGS, INC.

    measurements; however, for some entities, the application of this Statement may change current practice. This Statement is effective for us beginning January 1, 2008. Although the adoption of this Statement will impact our disclosures, we do not expect it to have a material impact on the amounts reported in our consolidated financial statements.

  •
  SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities.    This Statement permits entities to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. It also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. This Statement is effective for us beginning January 1, 2008. We do not anticipate that we will apply the fair value measurement option.

  •
  Emerging Issues Task Force (EITF) Issue No. 06-11—Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.    This EITF Issue clarifies how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options that are charged to retained earnings under SFAS No. 123R—Share-Based Payment. This EITF Issue is effective for income tax benefits that result from dividends on equity-classified share-based payment awards that are declared by the Company beginning January 1, 2008. We do not expect that the adoption of this EITF Issue will have a material impact on our consolidated financial statements.

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51.    This Statement requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent's equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; that changes in a parent's ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. This Statement is effective for us beginning January 1, 2009. We are currently evaluating the provisions of this new standard and have not yet determined the impact of adopting at this time.

  •
  SFAS No. 141 (Revised 2007)—Business Combinations.    This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for us for business combinations with an acquisition date after December 31, 2008.

  •
  EITF Issue No. 07-01—Accounting for Collaborative Arrangements.    This Issue defines a collaborative arrangement as a contractual agreement that involves a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of the activity. This Issue addresses the income statement presentation and classification for these activities and payments between the participants, as well as disclosures related to these arrangements. This Issue is effective for our collaborative arrangements existing on or after January 1, 2009. We are currently evaluating the provisions of this new standard and have not yet determined the impact of adopting at this time.

CF INDUSTRIES HOLDINGS, INC.

Forward Pricing Program (FPP)

        In mid-2003, we instituted a program that has reduced the risk inherent in the relationship between volatile fertilizer prices and natural gas costs for product that we manufacture. Our basic concept (when applied to nitrogen fertilizers) is to fix the price of our principal raw material, natural gas, coincident with the establishment of the fertilizer sales price, which often occurs months in advance of shipment. Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As is the case for all of our sales transactions, revenue is recognized when title transfers upon shipment or delivery of the product to customers. We lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments, or, in some cases, with a combination of inventory on hand and product purchases.

        During 2007, we sold approximately 4.6 million tons of nitrogen fertilizer, representing approximately 66% of our nitrogen fertilizer sales volume, and approximately 835,000 tons of phosphate fertilizer, representing approximately 42% of our phosphate fertilizer sales volume, under the FPP. In 2006, we sold approximately 2.7 million tons of nitrogen fertilizer, representing approximately 44% of our nitrogen fertilizer sales volume, and approximately 294,000 tons of phosphate fertilizer, representing approximately 14% of our phosphate fertilizer sales volume, under the FPP. During 2005, we sold approximately 4.5 million tons of nitrogen fertilizer, representing approximately 70% of our nitrogen fertilizer sales volume, and approximately 718,000 tons of phosphate fertilizer, representing approximately 36% of our phosphate fertilizer sales volume, under the FPP. As of December 31, 2007 and December 31, 2006, we had approximately 3.0 million tons of product and 1.7 million tons of product, respectively, committed to be sold under this program. Most of these amounts were scheduled to ship within 150 days of December 31, 2007 and December 31, 2006, respectively.

        As a result of fixing the selling prices of our products and a substantial portion of the cost to manufacture the nitrogen products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

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

Interest Rate Fluctuations

        Borrowings under variable rate notes payable bear a current market rate of interest such that we are subject to interest rate risk on these items. The credit facility bears a similar risk, but as of December 31, 2007, there were no borrowings under this facility. As of December 31, 2007, a 100 basis point change in interest rates on our floating rate loans, which totaled $4.9 million, would result in a $49,000 change in pretax earnings on an annual basis.

        As of December 31, 2007, we had short-term investments of $494.5 million consisting primarily of available-for-sale tax exempt auction rate securities that we intend to hold over periods ranging from one to twelve months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $4.9 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling 15.0 million Swiss Francs (CHF) ($13.2 million) as of December 31, 2007. A 100 basis point change in interest rates on this subordinated debt would result in $132,000 change in pretax earnings on an annual basis assuming the exchange rate at December 31, 2007.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL.

        We are also exposed to changes in the value of the Swiss Franc as we have CHF 15.0 million of subordinated debt due from Keytrade as of December 31, 2007. A $0.10 change in the U.S. dollar value of the CHF would result in a $1.5 million change in pretax earnings on an annual basis.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate fertilizer sales not made under the forward pricing program are sensitive to changes in nitrogen and phosphate fertilizer prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (28%) by approximately $33, $22 and $12, respectively.

        We use natural gas in the manufacture of our nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments currently used are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The related contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. As of December 31, 2007, we had hedged approximately 39.1 million MMBtus of natural gas, all of which related to sales that had been contracted to be sold through our forward pricing program as of December 31, 2007. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $39.1 million. We also establish derivative

CF INDUSTRIES HOLDINGS, INC.

positions in natural gas that are unrelated to forward pricing program contracts if we consider it appropriate to do so.

        Through the third quarter of 2005, we applied cash flow hedge accounting as defined in SFAS No. 133—Accounting for Derivatives and Hedging Activities, wherein we recorded the derivatives as assets and liabilities at their fair value on the balance sheet with an offset in other comprehensive income (loss). The gain or loss of an effective cash flow hedge was deferred in other comprehensive income (loss) until the cost of the hedged gas was recognized in cost of sales. Ineffective hedge gains and losses were recorded directly in cost of sales.

        Instability in the natural gas market during the last half of 2005 and our resulting decision to supply FPP orders from sources other than production reduced our ability to predict future natural gas requirements. Consequently, we ceased classifying derivatives as cash flow hedges beginning in the fourth quarter of 2005. As a result, while the derivatives are still carried at their fair value on the balance sheet, unrealized gains or losses related to the derivatives are recognized in operations as they occur.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 5 to the consolidated financial statements, as of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). As discussed in Note 2 to the consolidated financial statements, in the third quarter of 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 2 to the consolidated financial statements, as of December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations upon the adoption of Financial Accounting Standards Board Interpretation No. 47, Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois February 27, 2008

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Net sales	$2,756.7	$2,032.9	$1,967.9
Cost of sales	2,086.7	1,885.7	1,758.7

Gross margin	670.0	147.2	209.2
Selling, general and administrative	65.2	54.5	57.0
Other operating—net	3.2	21.4	14.1

Operating earnings	601.6	71.3	138.1
Interest expense	1.7	2.9	14.0
Interest income	(24.4)	(12.5)	(14.6)
Loss on extinguishment of debt	—	—	28.3
Minority interest	54.6	28.8	17.8
Other non-operating—net	(1.6)	(0.9)	0.1

Earnings before income taxes, equity in earnings of unconsolidated affiliates and cumulative effect of a change in accounting principle	571.3	53.0	92.5
Income tax provision	199.5	19.7	128.7
Equity in earnings of unconsolidated affiliates—net of taxes	0.9	—	—

Earnings (loss) before cumulative effect of a change in accounting principle	372.7	33.3	(36.2)
Cumulative effect of a change in accounting principle–net of taxes	—	—	(2.8)

Net earnings (loss)	$372.7	$33.3	$(39.0)

Net earnings per common share
Basic	$6.71	$0.60

Diluted	$6.57	$0.60

Weighted average common shares outstanding
Basic	55.5	55.0

Diluted	56.7	55.1

Post—Initial Public Offering (IPO)—Net Loss and Loss Per Share

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Post-IPO net loss	$(112.3)

Basic and diluted weighted average common shares outstanding	55.0

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Post-IPO net loss	$(2.04)

        See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2007	2006	2005
	(in millions)
Net earnings (loss)	$372.7	$33.3	$(39.0)
Other comprehensive income (loss):
Foreign currency translation adjustment	3.9	—	0.8
Unrealized gain (loss) on hedging derivatives—net of taxes	—	(4.7)	6.8
Unrealized gain on securities—net of taxes	0.1	0.3	0.1
Defined benefit plan—net of taxes	8.2	—	—
Minimum pension liability adjustment—net of taxes	—	8.5	(2.8)

	12.2	4.1	4.9

Comprehensive income (loss)	$384.9	$37.4	$(34.1)

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$366.5	$25.4
Short-term investments	494.5	300.2
Accounts receivable	148.7	113.9
Inventories	231.7	176.1
Assets held for sale	6.7	—
Other	31.0	17.5

Total current assets	1,279.1	633.1
Property, plant and equipment—net	623.6	597.0
Deferred income taxes	—	1.7
Goodwill	0.9	0.9
Asset retirement obligation escrow account	21.9	11.5
Investments in and advances to unconsolidated affiliates	41.6	—
Other assets	45.4	46.2

Total assets	$2,012.5	$1,290.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$210.4	$172.3
Income taxes payable	2.6	1.9
Customer advances	305.8	102.7
Deferred income taxes	30.7	9.8
Distributions payable to minority interest	57.6	27.8
Other	22.2	38.9

Total current liabilities	629.3	353.4

Notes payable	4.9	4.2
Deferred income taxes	32.1	—
Other noncurrent liabilities	141.9	152.2
Contigencies (Note 29)
Minority interest	17.3	13.6
Stockholders' equity:
Preferred stock—$0.01par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2007—56,245,418 and 2006—55,172,101 shares outstanding	0.6	0.6
Paid-in capital	790.8	751.2
Retained earnings	416.8	48.6
Accumulated other comprehensive loss	(21.2)	(33.4)

Total stockholders' equity	1,187.0	767.0

Total liabilities and stockholders' equity	$2,012.5	$1,290.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2004	$734.3	$—	$5.5	$59.8	$(12.3)	$787.3
Net loss	—	—	—	(39.0)	—	(39.0)
Other comprehensive income	—	—	—	—	4.9	4.9
Issuance of $0.01 par value common stock	—	0.6	739.3	—	—	739.9
Stock-based compensation expense	—	—	3.7	—	—	3.7
Cash dividend ($0.02 per share)	—	—	—	(1.1)	—	(1.1)
Exchange of previous owners' common stock and preferred stock for cash and $0.01 par value common stock	(734.3)	—	(5.5)	—	—	(739.8)

Balance at December 31, 2005	—	0.6	743.0	19.7	(7.4)	755.9
Net earnings	—	—	—	33.3	—	33.3
Other comprehensive income	—	—	—	—	4.1	4.1
Adoption of SFAS No. 158 (defined benefit plans)	—	—	—	—	(30.1)	(30.1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	8.1	—	—	8.1
Cash dividends ($0.08 per share)	—	—	—	(4.4)	—	(4.4)

Balance at December 31, 2006	—	0.6	751.2	48.6	(33.4)	767.0
Net earnings	—	—	—	372.7	—	372.7
Other comprehensive income	—	—	—	—	12.2	12.2
Issuance of $0.01 par value common stock under employee stock plans	—	—	16.6	—	—	16.6
Stock-based compensation expense	—	—	9.7	—	—	9.7
Excess tax benefit from stock-based compensation			13.3			13.3
Cash dividends ($0.08 per share)	—	—	—	(4.5)	—	(4.5)

Balance at December 31, 2007	$—	$0.6	$790.8	$416.8	$(21.2)	$1,187.0

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in millions)
Operating Activities:
Net earnings (loss)	$372.7	$33.3	$(39.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Loss on extinguishment of debt	—	—	28.3
Minority interest	54.6	28.8	17.8
Depreciation, depletion and amortization	84.5	94.6	97.5
Deferred income taxes	48.0	9.4	121.5
Stock compensation expense	9.7	8.1	3.7
Excess tax benefit from stock-based compensation	(13.3)	—	—
Unrealized loss (gain) on derivatives	(17.0)	30.7	9.3
Equity in earnings of unconsolidated affiliates—net of taxes	(0.9)	—	—
Cumulative effect of a change in accounting principle—net of taxes	—	—	2.8
Changes in:
Accounts receivable	(28.5)	(62.4)	(9.9)
Margin deposits	11.7	17.1	10.2
Inventories	(53.6)	51.6	(10.3)
Prepaid product and expenses	(20.7)	0.8	0.4
Accrued income taxes	14.0	3.0	0.7
Accounts payable and accrued expenses	31.3	3.5	(1.1)
Product exchanges—net	(3.5)	6.6	(14.8)
Customer advances—net	203.1	(28.9)	(79.9)
Other—net	(2.0)	7.4	—

Net cash provided by operating activities	690.1	203.6	137.2

Investing Activities:
Additions to property, plant and equipment	(105.1)	(59.6)	(72.2)
Proceeds from sale of property, plant and equipment	4.1	0.3	2.8
Purchases of short-term investments	(1,140.5)	(885.7)	(684.8)
Sales and maturities of short-term investments	946.2	764.8	874.9
Deposit to asset retirement obligation escrow account	(9.4)	(11.1)	—
Proceeds from sale of unconsolidated affiliates	—	—	18.6
Investment in unconsolidated affiliates	(26.8)	—	—
Advances to unconsolidated affiliates	(12.8)	—	—
Other—net	1.2	—	—

Net cash provided by (used in) investing activities	(343.1)	(191.3)	139.3

Financing Activities:
Payments of long-term debt	—	—	(254.8)
Debt prepayment penalty	—	—	(26.4)
Exchange of stock	—	—	(715.4)
Proceeds from issuance of common stock	—	—	715.4
Dividends paid on common stock	(4.5)	(4.4)	(1.1)
Distributions to minority interest	(30.0)	(19.0)	(5.7)
Issuances of common stock under employee stock plans	16.6	0.1	—
Excess tax benefit from stock-based compensation	13.3	—	—
Other—net	(0.3)	—	(2.7)

Net cash used in financing activities	(4.9)	(23.3)	(290.7)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)	1.6

Increase (decrease) in cash and cash equivalents	341.1	(12.0)	(12.6)
Cash and cash equivalents at beginning of period	25.4	37.4	50.0

Cash and cash equivalents at end of period	$366.5	$25.4	$37.4

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

  •
  an extensive system of terminals, warehouses and associated transportation equipment located primarily in the midwestern United States; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, which we account for as an equity method investment.

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

Correction of an Error

        In 2007, we corrected our previously presented 2006 and 2005 financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these

CF INDUSTRIES HOLDINGS, INC.

shipping and handling amounts as a reduction of cost of sales. FASB Emerging Issues Task Force (EITF) Issue No. 00-10—Accounting for Shipping and Handling Fees and Costs states that the amount billed to a customer in a sales transaction related to shipping and handling should be classified as revenue in the consolidated statement of operations. This correction increased both net sales and cost of sales in 2006 and 2005. The correction had no effect on any other financial statement line item or per-share amount. Even though the error is immaterial to the previously presented consolidated financial statements taken as a whole, we have corrected our previously presented consolidated financial statements as follows:

	Year ended December 31, 2006			Year ended December 31, 2005
	As previously presented	Correction	As presented herein	As previously presented	Correction	As presented herein
	($ in millions)
Nitrogen segment
Net sales	$1,467.2	$54.7	$1,521.9	$1,469.7	$37.1	$1,506.8
Cost of sales	1,368.7	54.7	1,423.4	1,296.8	37.1	1,333.9

Gross margin	$98.5	$—	$98.5	$172.9	$—	$172.9

Gross margin percentage	6.7%		6.5%	11.8%		11.5%
Phosphate segment
Net sales	$482.3	$28.7	$511.0	$438.7	$22.4	$461.1
Cost of sales	433.6	28.7	462.3	402.4	22.4	424.8

Gross margin	$48.7	$—	$48.7	$36.3	$—	$36.3

Gross margin percentage	10.1%		9.5%	8.3%		7.9%
Consolidated
Net sales	$1,949.5	$83.4	$2,032.9	$1,908.4	$59.5	$1,967.9
Cost of sales	1,802.3	83.4	1,885.7	1,699.2	59.5	1,758.7

Gross margin	$147.2	$—	$147.2	$209.2	$—	$209.2

Gross margin percentage	7.6%		7.2%	11.0%		10.6%

2.    Summary of Significant Accounting Policies

Consolidation

        CF Holdings' consolidated financial statements include the accounts of CF Industries, Inc., all majority-owned subsidiaries and variable interest entities in which CF Holdings is the primary beneficiary in accordance with FASB Interpretation (FIN) 46(R)—Consolidation of Variable Interest Entities. All intercompany transactions and balances have been eliminated.

        Consolidated subsidiaries include Canadian Fertilizers Limited (CFL), a Canadian joint venture that owns the nitrogen complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and the other joint venture partner. The Medicine Hat fertilizer complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage for both ammonia and urea. CFL's sales revenue was $470.9 million, $375.7 million, and $349.7 million for 2007, 2006 and 2005, respectively. CFL's assets were $267.6 million and $164.6 million at December 31, 2007 and 2006, respectively.

        CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Western Co-operative Fertilizers Limited (Westco) owns 34% of the voting common

CF INDUSTRIES HOLDINGS, INC.

stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity and we are the primary beneficiary. Amounts reported as minority interest on the consolidated balance sheet represent the interests of the 34% holder of CFL's common and preferred shares and the holders of 17% of CFL's common shares. Because the Canadian dollar is CFL's functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

        CF Industries, Inc. operates the Medicine Hat facility and purchases approximately 66% of the facility's ammonia and urea production pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Westco has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Westco does not purchase its 34% of the facility's production, CF Industries, Inc. is obligated to purchase any remaining amounts. Since 1995, however, Westco has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both CF Industries, Inc. and Westco pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Westco annually based on their respective quantities of product purchased from CFL. The distributions to Westco are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. The product purchase agreement also requires CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Westco. CF Industries, Inc. and Westco currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements.

Revenue Recognition

        Revenue is recognized when title transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Shipping and handling costs are included in cost of sales. We offer incentives that typically involve rebates if a customer reaches a specified level of purchases. Incentives are reported as a reduction of net sales.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying values of cash and cash equivalents approximate fair value.

Investments

        Short-term and long-term investments are accounted for as "available-for-sale securities" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115—Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of available-for-sale auction rate securities. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.

CF INDUSTRIES HOLDINGS, INC.

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

Investments in and Advances to Unconsolidated Affiliates

        We use the equity method of accounting for investments in affiliates that we do not consolidate, but over which we exercise significant influence. Advances to unconsolidated affiliates are held-to-maturity debt securities which are reported at amortized cost. As of December 31, 2007, we had a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We report equity in earnings of unconsolidated affiliates net of our tax expense. Our investments in and advances to unconsolidated affiliates is included in our Other segment in Note 30—Segment Disclosures.

        See Note 17 for more information on investments in and advances to unconsolidated affiliates.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are computed using the units-of-production method or the straight-line method. Depreciable lives are as follows:

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

        We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006 we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the twelve months ended December 31, 2007 was an increase in earnings before income taxes of

CF INDUSTRIES HOLDINGS, INC.

$10.3 million, an increase in net earnings of $6.7 million, and an increase in diluted earnings per share of $0.12.

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

Goodwill

        Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. After analysis, goodwill that is deemed impaired is written down to fair value. See Note 6—Other Operating—Net for further information regarding goodwill impairments.

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

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and non-operating—net, respectively.

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments

        Natural gas is a principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. In accordance with our Natural Gas Acquisition Policy, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and the Company is not a party to any leveraged derivatives.

        We account for derivatives in accordance with SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized in earnings immediately in cost of sales, unless hedge accounting is elected or the normal purchase and sale exemption applies. Currently we do not apply hedge accounting.

        We report fair value amounts recognized for our derivative instruments and related cash collateral on a gross basis rather than on a net basis as allowed by FASB Staff Position (FSP) No. 39-1—Amendment of FIN No. 39—Offsetting of Amounts Related to Certain Contracts.

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. As of December 31, 2005, we also adopted FIN No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs). FIN No. 47 provides guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. See Note 9 for additional information on AROs.

Stock-based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123R—Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method. We adopted SFAS No. 123R in the third quarter of 2005, and applied the standard prospectively to stock-based payment awards issued in connection with our IPO. See Note 27 for additional information on stock-based compensation.

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

CF INDUSTRIES HOLDINGS, INC.

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

Foreign Currency Translation

        Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

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

  •
  SFAS No. 157—Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements; however, for some entities, the application of this Statement may change current practice. This Statement is effective for the Company beginning January 1, 2008. Although the adoption of this Statement will impact our disclosures, we do not expect it to have a material impact on the amounts reported in our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

  •
  SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. It also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. This Statement is effective for the Company beginning January 1, 2008. We do not anticipate that the Company will apply the fair value measurement option.

  •
  EITF Issue No. 06-11—Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. This EITF Issue clarifies how a company should recognize the income tax benefit received on dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options that are charged to retained earnings under SFAS No. 123R—Share-Based Payment. This EITF Issue is effective for income tax benefits that result from dividends on equity-classified share-based payment awards that are declared by the Company beginning January 1, 2008. We do not expect that the adoption of this EITF Issue will have a material impact on our consolidated financial statements.

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51. This Statement requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parents equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; changes in a parent's ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. This Statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

  •
  SFAS No. 141 (Revised 2007)—Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer of an acquisition achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for the Company for business combinations completed after December 31, 2008.

  •
  EITF Issue No. 07-01—Accounting for Collaborative Arrangements. This Issue defines a collaborative arrangement as a contractual agreement that involves a joint activity. These arrangements involve two (or more) parties who are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of the activity. This Issue addresses the income statement presentation and classification for these activities and payments between the participants, as well as disclosures related to these arrangements. This Issue is effective for any collaborative arrangements existing on or after January 1, 2009. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adopting at this time.

CF INDUSTRIES HOLDINGS, INC.

4.    Net Earnings (Loss) Per Share

        Prior to the consummation of our August 2005 IPO, CF Holdings did not have any activities or operations. Therefore, with the exception of stockholders' equity and per share amounts, management believes that the current financial statements of CF Holdings are comparable to the historical financial statements of CF Industries, Inc. The table below presents the weighted average shares outstanding and net earnings (loss) per share information on an actual basis for periods subsequent to our IPO, and on a pro forma basis giving effect to the IPO and related reorganization transaction assuming that they had occurred as of the beginning of 2005.

        The net earnings (loss) per share and pro forma net loss per share were computed as follows:

				Pro forma
	Year ended December 31,		Post-IPO Only (1)	Year ended December 31,
	2007	2006	2005	2005
	(in millions, except per share amounts)
Earnings available to common shareholders:
Earnings (loss) before cumulative effect of a change in accounting principle	$372.7	$33.3	$(109.5)	$(36.2)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(2.8)	(2.8)

Net earnings (loss)	$372.7	$33.3	$(112.3)	$(39.0)

Basic earnings per common share:
Weighted average common shares outstanding	55.5	55.0	55.0	55.0

Earnings (loss) before cumulative effect of a change in accounting principle	$6.71	$0.60	$(1.99)	$(0.66)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(0.05)	(0.05)

Net earnings (loss)	$6.71	$0.60	$(2.04)	$(0.71)

Diluted earnings per common share:
Weighted average common shares outstanding	55.5	55.0	55.0	55.0
Dilutive common shares:
Stock options	1.1	0.1	—	—
Restricted stock	0.1	—	—	—

Diluted weighted average shares outstanding	56.7	55.1	55.0	55.0

Earnings (loss) before cumulative effect of a change in accounting principle	$6.57	$0.60	$(1.99)	$(0.66)
Cumulative effect of a change in accounting principle—net of taxes	—	—	(0.05)	(0.05)

Net earnings (loss)	$6.57	$0.60	$(2.04)	$(0.71)

(1)
Covers the period beginning August 17, 2005 and ending December 31, 2005.

        For the years ended December 31, 2006 and 2005, the computation of diluted earnings per share excludes approximately 2.2 million and 2.7 million of potentially dilutive stock options because the effect of their inclusion would have been antidilutive in accordance with SFAS No. 128—Earnings per Share. In addition, the 2005 post-IPO diluted loss per share calculation excludes 4,659 shares of restricted stock because the effect of their inclusion would have been antidilutive. The antidilution occurs because the application of dilutive potential common shares to a net loss results in a smaller loss per share.

CF INDUSTRIES HOLDINGS, INC.

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

        We adopted SFAS No. 158—Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158) as of December 31, 2006. This Statement requires an entity to recognize the funded status of benefit plans as assets and/or liabilities on the balance sheet, recognize gains and losses, prior service costs or credits, and transition assets or obligations in other comprehensive income, measure the defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet and provide disclosure in the notes of the effects of the amortization of amounts included in other comprehensive income on the next fiscal year's periodic benefit cost.

        Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for the U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2007	2006	2007	2006
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$208.8	$186.7	$—	$—
Return on plan assets	14.3	21.3	—	—
Funding contributions	12.0	8.6	—	—
Benefit payments	(8.8)	(7.7)	—	—
Foreign currency translation	3.5	(0.1)	—	—

Fair value of plan assets December 31	229.8	208.8	—	—

Change in benefit obligation
Benefit obligation at January 1	(238.5)	(232.3)	(32.7)	(35.0)
Service cost	(6.8)	(7.1)	(1.2)	(1.3)
Interest cost	(13.5)	(12.6)	(1.7)	(1.7)
Benefit payments	8.8	7.7	1.0	0.6
Foreign currency translation	(4.1)	0.1	(0.2)	—
Change in assumptions and other	8.7	5.7	2.3	4.7

Benefit obligation at December 31	(245.4)	(238.5)	(32.5)	(32.7)

Funded status as of year end	$(15.6)	$(29.7)	$(32.5)	$(32.7)

Accumulated benefit obligation	$(213.0)	$(202.8)	n/a	n/a

CF INDUSTRIES HOLDINGS, INC.

        Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions)
Accrued expenses	$—	$—	$(1.6)	$(1.5)
Other noncurrent liability	(15.6)	(29.7)	(30.9)	(31.2)

	$(15.6)	$(29.7)	$(32.5)	$(32.7)

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2007	2006	2007	2006
	(in millions)
Transition obligation	$—	$—	$1.8	$2.0
Prior service cost	0.6	0.7	—	—
Net actuarial loss	25.9	35.8	4.1	6.7

	$26.5	$36.5	$5.9	$8.7

        The incremental impact of recognizing SFAS No. 158 on the consolidated balance sheet at December 31, 2006 consists of the following:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(in millions)
Deferred income taxes	$—	$1.7	$1.7
Other noncurrent assets	46.5	(0.3)	46.2
Total assets	1,289.0	1.4	1,290.4
Deferred income taxes	11.3	(1.5)	9.8
Accrued expenses	36.8	2.1	38.9
Total current liabilities	352.8	0.6	353.4
Deferred income taxes	14.9	(14.9)	—
Other noncurrent liabilities	106.4	45.8	152.2
Accumulated other comprehensive loss	(3.3)	(30.1)	(33.4)
Total stockholders' equity	797.1	(30.1)	767.0
Total liabilities and stockholders' equity	$1,289.0	$1.4	$1,290.4

        See Note 26—Stockholders' Equity for additional information.

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our estimated aggregate pension funding contribution for 2008 is $8.0 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        Our expected future pension benefit payments are $9.8 million in 2008, $10.7 million in 2009, $11.3 million in 2010, $12.0 million in 2011, $12.8 million in 2012, and $75.8 million during the five years thereafter. Expected future retiree medical benefit payments are $1.6 million in 2008, $1.8 million

CF INDUSTRIES HOLDINGS, INC.

in 2009, $2.1 million in 2010, $2.3 million in 2011, $2.3 million in 2012 and $14.4 million during the five years thereafter.

        The following assumptions were used in determining the benefit obligations and expense for the primary (U.S.) plans. The assumptions used for the Canadian plans are substantially similar to those used for the primary plans.

	Pension Plans			Retiree Medical
	2007	2006	2005	2007	2006	2005
Discount rate—obligation	6.00%	5.70%	5.50%	6.00%	5.70%	5.50%
Discount rate—expense	5.70%	5.50%	5.75%	5.70%	5.50%	5.75%
Rate of increase in future compensation	5.0%	5.0%	5.0%	n/a	n/a	n/a
Expected long-term rate of return on assets	7.2%	7.5%	8.0%	n/a	n/a	n/a

        The discount rate is based on yields on high quality (Aa rated or better) fixed income debt securities with yields that match the timing and amount of expected benefit payments as of the measurement date of December 31. We consider factors such as the duration of the plans' liabilities and pattern of expected cash flows in comparison to the duration and expected cash flows of the relevant bond indices, and the shape of the fixed income yield curve as of the measurement date.

        The expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments both separately and in combination over historical holding periods. For 2008, our expected long-term rate of return on assets is 7.3%.

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

CF INDUSTRIES HOLDINGS, INC.

        The allocation of pension assets by major asset category based on fair value for the primary plan is as follows:

	Asset Allocation December 31,
	2007	2006
Equity securities	54%	56%
Debt securities	46%	42%
Other	—%	2%

	100%	100%

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2007 is 8.5%, grading down to 6.0% in 2012 and thereafter. At December 31, 2006, the trend rate was 9.25%, grading down to 6.0% in 2012 and thereafter. A one-percentage-point change in the assumed health care cost trend rate at December 31, 2007 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2007	12%	(10)%
Benefit obligation at December 31, 2007	10%	(8)%

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Years ended December 31,			Years ended December 31,
	2007	2006	2005	2007	2006	2005
	(in millions)
Service cost for benefits earned during the period	$6.8	$7.1	$6.5	$1.2	$1.3	$1.2
Interest cost on projected benefit obligation	13.5	12.6	11.9	1.8	1.7	1.7
Expected return on plan assets	(14.3)	(13.8)	(13.8)	—	—	—
Amortization of transition obligation	—	—	(0.1)	0.3	0.3	0.3
Amortization of prior service cost	0.1	0.1	0.3	—	—	—
Amortization of actuarial loss	1.9	2.6	1.4	0.2	0.4	0.4

Net periodic benefit cost	8.0	8.6	6.2	3.5	3.7	3.6

Net actuarial (gain) loss	(8.0)	22.9	6.0	(2.3)	6.7	—
Prior service cost	—	0.7	—	—	—	—
Transition obligation	—	—	—	—	2.0	—
Amortization of transition obligation	—	—	—	(0.3)	—	—
Amortization of prior service cost	(0.1)	—	—	—	—	—
Amortization of actuarial loss	(1.9)	(2.6)	(1.4)	(0.2)	—	—

Total recognized in accumulated other comprehensive loss	(10.0)	21.0	4.6	(2.8)	8.7	—

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(2.0)	$29.6	$10.8	$0.7	$12.4	$3.6

CF INDUSTRIES HOLDINGS, INC.

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.5 million and $0.1 million, respectively. The estimated net actuarial loss and transition obligation for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.1 million and $0.3 million, respectively.

        We also have a defined contribution plan covering substantially all employees. Under the plan, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to a specified limit. We contributed $6.3 million, $6.0 million, and $5.7 million to the plan in 2007, 2006, and 2005, respectively.

        We also have an Annual Incentive Plan. The aggregate award under the plan is based on pre-determined targets for cash flow return on average gross capital employed. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense of $8.6 million, $6.1 million, and $6.4 million for this plan in 2007, 2006, and 2005, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. As part of our application of SFAS No. 158 for these plans, we recognized a net of tax charge to accumulated other comprehensive loss of $1.9 million at December 31, 2006. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $1.0 million and $6.4 million in 2007 and $0.6 million and $7.9 million in 2006, respectively. We recognized expense for these plans of $1.3 million, $1.4 million, and $1.0 million in 2007, 2006, and 2005, respectively.

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

6.    Other Operating—Net

        Details of other operating costs are as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Bartow costs	$4.6	$22.6	$15.3
Fixed asset disposals	(3.0)	0.2	(2.2)
Other environmental costs	1.5	—	—
Litigation costs	0.1	(1.4)	0.6
Goodwill impairment	—	—	0.4

	$3.2	$21.4	$14.1

        Bartow costs in 2007 consisted primarily of site maintenance costs. Bartow costs in 2006 and 2005 are primarily provisions for asset retirement obligations which include closure and post-closure monitoring costs for the phosphogypsum stack and cooling pond, and water treatment costs. See Note 9—Asset Retirement Obligations for additional information. Bartow costs also include provisions

CF INDUSTRIES HOLDINGS, INC.

for facility demolition which increased during 2006 as a result of actual experience gained and plans for additional plant demolition work as a cost effective means of removing residual materials from the site.

        Fixed asset disposals in 2007 are primarily due to gains on the sale of excess land and a warehouse at our closed Bartow complex. Fixed asset disposals in 2005 include gains on the sales of a previously idled distribution terminal and excess land at our Bartow complex.

        Other environmental costs in 2007 includes an adjustment to our provision for an ongoing groundwater recovery and land application program at the site of a former nitrogen manufacturing facility.

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

7.    Interest Expense

        Details of interest expense are as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Long-term debt	$—	$—	$11.6
Notes payable	0.4	0.4	0.2
Fees on financing agreements	1.3	1.5	2.2
Interest on tax assessments	—	1.0	—

	$1.7	$2.9	$14.0

        Commitment fees are included in fees on financing agreements.

8.    Interest Income

        Details of interest income are as follows:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Interest on cash, cash equivalents and short-term investments	$23.9	$12.2	$14.0
Patronage refunds from CoBank	—	0.3	0.5
Finance charges and other	0.5	—	0.1

	$24.4	$12.5	$14.6

CF INDUSTRIES HOLDINGS, INC.

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

	Phospho- gypsum Stack Costs	Mine Reclamation Costs	Other AROs	Total
	(in millions)
Obligation at December 31, 2004	$33.9	$18.8	$—	$52.7
Cumulative effect of a change in accounting principle	—	—	4.6	4.6
Reclassification from environmental liabilities	—	—	2.2	2.2
Accretion expense	2.7	1.5	—	4.2
Liabilities incurred	—	2.3	—	2.3
Expenditures	(10.7)	(0.8)	(1.0)	(12.5)
Change in estimate	20.3	0.7	—	21.0

Obligation at December 31, 2005	46.2	22.5	5.8	74.5
Accretion expense	3.5	1.8	0.3	5.6
Liabilities incurred	—	1.6	—	1.6
Expenditures	(9.3)	(0.7)	(3.0)	(13.0)
Change in estimate	6.9	3.3	8.2	18.4

Obligation at December 31, 2006	47.3	28.5	11.3	87.1
Accretion expense	3.5	2.2	0.4	6.1
Liabilities incurred	—	1.4	—	1.4
Expenditures	(5.3)	(1.7)	(2.6)	(9.6)
Change in estimate	4.8	0.7	(1.1)	4.4

Obligation at December 31, 2007	$50.3	$31.1	$8.0	$89.4

        In the fourth quarter of 2005, we adopted FIN No. 47 and recorded a $4.6 million ($2.8 million, after taxes) cumulative effect of a change in accounting principle. In the table above, other AROs are those resulting from FIN No. 47 that have been recognized in our financial statements. If we had applied the provisions of FIN No. 47 as of the beginning of the earliest period presented herein, other AROs would have increased by $6.5 million as of December 31, 2004 and our pro forma results of operations for 2005 would have been a net loss of $36.4 million.

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. The liability for phosphogypsum stack costs includes closure and post-closure monitoring for the active stack at Plant City, the Bartow stack that is in the process of closure, cooling ponds at Bartow and Plant City and water treatment at Bartow and Plant City, as described below. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in

CF INDUSTRIES HOLDINGS, INC.

regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow stack are currently expected to continue through the year 2009 and closure of the Bartow cooling pond and channels are estimated to occur in the years 2016 to 2023. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2033 to 2037 timeframe and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        The $20.3 million change in estimate in phosphogypsum stack closure costs in 2005 was primarily the result of a revised closure plan for the Plant City phosphogypsum stack and cooling pond systems that was prepared and filed with the Florida Department of Environmental Protection (FDEP) in December 2005 in accordance with the July 2005 revision of FDEP regulations, and similarly updated estimates for the Bartow stack and cooling pond. Previous estimates were based on a closure plan developed in 2001 that incorporated certain assumptions regarding the scope of closure work and preliminary engineering estimates of costs. The 2005 Plant City closure plan includes an expanded scope of closure work, and additional costs for water treatment and post-closure monitoring based on actual experience gained from the recently completed closure of the original Plant City stack and similar sites. The estimates for Bartow included similar updates of water treatment and post-closure monitoring costs.

        The $6.9 million change in estimate in phosphogypsum stack closure costs in 2006 was primarily the result of revised cost estimates for water treatment and stack closure at Bartow. The estimated volume of water to be treated was increased based on experience obtained in 2006, the need to reduce water levels to accommodate cooling pond closure, and higher estimates of seepage. The need for additional cooling channel closure work was also identified, as well as higher costs for previously planned channel closure work, largely due to increases in earthwork costs. The $3.3 million change in estimate in mine reclamation costs in 2006 was a combination of higher earthwork costs and additional required restoration work. The $8.2 million change in estimate in other ARO costs in 2006 was primarily the result of revised cost estimates to close the Bartow plant site and wastewater treatment systems, and a revised plan for storm water management. Bartow AROs are reported in other operating—net in our consolidated statements of operations. See Note 6—Other Operating—Net for additional information.

        The $4.8 million change in estimate in phosphogypsum stack closure costs in 2007 is primarily due to changes in prior estimates and the impact of new environmental regulations. The 2007 updated closure plan includes certain changes in the order and timing of closure activities, including additional water treatment costs arising from a change in the projected amount and timing of water treatment due to new water containment regulations in Florida.

        We have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex; at Canadian Fertilizer's Medicine Hat, Alberta nitrogen complex; and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2007 dollars is between $15 million and $20 million. We have not recorded a liability for these conditional AROs at December 31, 2007, because currently we do not have a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our Donaldsonville and Medicine Hat

CF INDUSTRIES HOLDINGS, INC.

facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

        In the first quarters of 2006 and 2007, we made annual contributions of $11.1 million and $9.4 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. We expect to contribute another $6.2 million in the first quarter of 2008. Over the subsequent eight years, we expect to contribute between $4 million and $5 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. The current estimate of the amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $79 million. After 2016, contributions to the fund are estimated to average approximately $3 million annually for the following 17 years. The balance in the account is estimated to reach approximately $212 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

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

10.    Minority Interest

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as minority interest in the consolidated statement of operations represent the interest of the 34% minority holder of CFL's common and preferred shares in the distributed and undistributed earnings of CFL. Amounts reported as minority interest on the consolidated balance sheet represent the interests of the holder of 34% of CFL's preferred stock and the holders of 51% of CFL's common stock.

11.    Income Taxes

        The components of earnings before income taxes are:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Domestic	$569.0	$52.2	$90.8
Non-U.S.	2.3	0.8	1.7

	$571.3	$53.0	$92.5

CF INDUSTRIES HOLDINGS, INC.

        The income tax provision consisted of the following:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Current
Federal	$130.2	$7.5	$9.5
Foreign	2.6	2.4	(2.5)
State	18.7	0.4	0.2

	151.5	10.3	7.2

Deferred
Federal	42.1	9.6	17.8
Foreign	0.9	—	(0.4)
State	5.2	(0.2)	4.2
Valuation allowance	(0.2)	—	99.9

	48.0	9.4	121.5

Income tax provision	$199.5	$19.7	$128.7

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2007		2006		2005
	(in millions, except percentages)
Earnings before income taxes, equity in earnings of unconsolidated affiliates and cumulative effect of a change in accounting principle	$571.3		$53.0		$92.5

Expected tax at U.S. statutory rate	200.0	35.0%	18.5	35.0%	32.4	35.0%
State income taxes, net of federal	15.5	2.7%	0.7	1.3%	2.8	3.0%
Non-deductible items	0.3	—	1.4	2.6%	2.8	3.0%
Tax exempt income	(7.6)	(1.3)%	—	—	—	—
U.S. manufacturing profits deduction	(7.4)	(1.3)%	(0.3)	(0.5)%	(0.5)	(0.5)%
Valuation allowance	(0.2)	—	—	—	99.9	108.0%
Foreign income tax refunds	—	—	—	—	(6.1)	(6.6)%
Other	(1.1)	(0.2)%	(0.6)	(1.2)%	(2.6)	(2.7)%

Income tax at effective rate	$199.5	34.9%	$19.7	37.2%	$128.7	139.2%

        In 2005, we received a Canadian income tax refund of $6.1 million for the tax years 1997 through 2004 that resulted from the application of an exemption under the tax treaty between Canada and the United States.

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$99.7	$99.9
Net operating loss carryforward, post-IPO	—	0.1
Asset retirement obligations	22.6	23.9
Retirement and other employee benefits	29.2	34.3
Unrealized loss on hedging derivatives	7.9	11.9
Mining reclamation and restoration	3.7	3.9
Other	14.4	10.6

	177.5	184.6
Valuation allowance	(99.7)	(99.9)

	77.8	84.7

Deferred tax liabilities
Depreciation and amortization	(65.1)	(46.4)
Depletable mineral properties	(33.1)	(24.7)
Deferred patronage from CFL	(40.5)	(21.3)
Other	(1.9)	(0.4)

	(140.6)	(92.8)

Net deferred tax liability	(62.8)	(8.1)
Less amount in current liabilities	(30.7)	(9.8)

Noncurrent asset (liability)	$(32.1)	$1.7

        The Company files federal, provincial, state and local income tax returns in the United States and Canada. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for tax years 2003 and thereafter. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in millions)
Balance at January 1, 2007	$0.1
Additions for tax positions taken during the current year	0.1
Reductions related to settlements with tax jurisdictions	—
Reductions related to the lapse of statutes of limitations	—

Balance at December 31, 2007	$0.2

        The amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is $0.2 million. There are no positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the 12 month period following December 31, 2007.

        For the year ended December 31, 2006, the Company recognized interest on tax assessments of $1.0 million. There was no recognized interest expense related to tax assessments for each of the years ended December 31, 2007 and 2005, respectively.

        Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset

CF INDUSTRIES HOLDINGS, INC.

related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.'s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

        In connection with the IPO, we entered into a net operating loss agreement with CF Industries, Inc.'s pre-IPO owners (NOL Agreement) relating to the future treatment of the pre-IPO NOLs. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.'s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.'s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

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

12. Cash and Cash Equivalents and Short-Term Investments

        Our cash and cash equivalents and short-term investments consist of the following:

	December 31,
	2007	2006
	(in millions)
Cash	$9.1	$6.5
Cash equivalents:
Federal government obligations	325.4	—
Other debt securities	32.0	18.9

Total cash and cash equivalents	$366.5	$25.4

Short-term investments:
State and local government obligations	$494.5	$277.7
Other debt securities	—	22.5

Total short-term investments	$494.5	$300.2

        We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. We had short-term investments of $494.5 million as of December 31, 2007 and $300.2 million as of December 31, 2006. In 2007, our short-term investments generally were available-for-sale tax exempt auction rate securities. Auction rate securities primarily are debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. This date is also referred to as the remarketing date, since the holder of the instrument can decide at each auction date to continue to hold the security or allow others to bid for it resulting in liquidation of the original holder's position. Parties bid for these instruments and the lowest interest rate that places all of the securities offered for auction becomes the interest rate earned until the next auction date. A failed auction occurs when there are insufficient bids for the number of

CF INDUSTRIES HOLDINGS, INC.

instruments being offered. When a failed auction occurs, the present holders of the instruments continue to hold them until the next auction date. Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas or a fixed rate.

        On December 31, 2007, the auction rate securities that we held were issued by various state or local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Through February 5, 2008, we had not experienced any failed auctions in these securities and subsequent to December 31, 2007 through February 5, 2008, we sold certain of these investments through the auction process. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid investments and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments. In each case, our review found these investments to be investment grade and in compliance with our investment policy.

        At February 22, 2008, we continue to hold $276 million of investments in auction rate securities and for $159 million of this amount, the most recent auction failed. We believe that the underlying credit quality of the assets supporting the auction rate securities has not been impacted by the current market illiquidity. Currently, the market continues to show signs of illiquidity and we have not assessed the impact of the illiquid market on the value of the securities. It is reasonably possible that a change in the estimated value of these instruments could occur after an evaluation is completed in the future. For those instruments with recent failed auctions, we believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and presently intend to hold the securities until such time.

13. Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2007	2006
	(in millions)
Trade	$138.7	$107.8
Other	10.0	6.1

	$148.7	$113.9

        Trade accounts receivable includes amounts due from related parties. For additional information regarding related party transactions, see Note 31—Related Party Transactions and Note 17—Investments in and Advances to Unconsolidated Affiliates.

14. Inventories

        Inventories consist of the following:

	December 31,
	2007	2006
	(in millions)
Fertilizer	$190.5	$135.1
Raw materials, spare parts and supplies	41.2	41.0

	$231.7	$176.1

CF INDUSTRIES HOLDINGS, INC.

15. Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. During the first quarter of 2007, we relocated our corporate headquarters to the Deerfield facility and initiated actions to sell the Long Grove facility. As a result, we have classified our Long Grove facility as an asset held for sale in accordance with the guidance of SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. At the time the asset was classified as an asset held for sale, the estimated selling price, less the cost to sell the facility, was in excess of book value. As a result, no loss was recognized and the amount presented in our consolidated balance sheet as assets held for sale represents the net book value of the building and the related land. These assets are included within our Other segment in Note 30—Segment Disclosures.

16. Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2007	2006
	(in millions)
Prepaid product and expenses	$24.9	$4.0
Product exchanges	4.0	1.4
Unrealized gains on natural gas derivatives	1.2	0.3
Margin deposits	0.9	11.8

	$31.0	$17.5

        Other current liabilities consist of the following:

	December 31,
	2007	2006
	(in millions)
Unrealized losses on natural gas derivatives	$22.0	$38.0
Product exchanges	0.2	0.9

	$22.2	$38.9

17.   Investments in and Advances to Unconsolidated Affiliates

        In October 2007, we purchased 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland for $25.9 million. We also purchased certain non-voting preferred shares of Keytrade for $0.9 million and provided an additional $12.8 million in subordinated financing. The investment provides us with a global platform for marketing and sourcing fertilizer, and under this arrangement, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and as our exclusive importer of UAN products into North America. We account for Keytrade as an equity method investment. Our investment in and advances to Keytrade consist of the following:

December 31, 2007
(in millions)
Equity investment in Keytrade	$28.4
Advances to Keytrade	13.2

$41.6

CF INDUSTRIES HOLDINGS, INC.

        The purchase price of the investment exceeds our share of the underlying net assets of Keytrade. The excess of the purchase price over our share of the underlying net assets was allocated to identifiable intangibles and goodwill. The identifiable intangibles are being amortized against our share of Keytrade's net income over the useful lives.

        In 2007, we recognized $0.9 million in our consolidated statement of operations related to equity in earnings of Keytrade, which is net of U.S. deferred taxes of $0.7 million. At December 31, 2007, the amount of consolidated retained earnings that represents our undistributed earnings of Keytrade is $1.6 million.

        In 2007, our sales to Keytrade were $33.1 million, or 1% of our consolidated net sales, and our purchases of urea and UAN from Keytrade were $45.8 million. Our consolidated balance sheet at December 31, 2007 includes balances in accounts receivable and prepaid product related to Keytrade of $19.2 million and $20.0 million, respectively.

        The advances to Keytrade are in the form of subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. We recognized $0.1 million in interest income on advances to Keytrade in 2007. The carrying value of our advances to Keytrade approximates fair value.

        In 2005, we sold our interest in CF Martin Sulphur, L.P. (now Martin Sulphur), a molten sulfur supplier to the central Florida phosphate industry, to our joint venture partner, an affiliate of Martin Resource Management, for $18.6 million. The transaction did not have a material impact on our consolidated statement of operations, as the selling price approximated the carrying value of our investment in CF Martin Sulphur, L.P. Concurrent with the sale, we entered into a multi-year sulfur supply contract with Martin Sulphur with terms commensurate with prevailing market rates.

18.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consists of the following:

	December 31,
	2007	2006
	(in millions)
Land	$27.7	$28.3
Mineral properties	189.2	188.7
Manufacturing plants and equipment	2,014.5	1,926.8
Distribution facilities and other	205.2	218.1
Construction in progress	28.6	18.2

	2,465.2	2,380.1
Less: Accumulated depreciation, depletion and amortization	1,841.6	1,783.1

	$623.6	$597.0

CF INDUSTRIES HOLDINGS, INC.

19.   Other Assets

        Other assets are summarized as follows:

	December 31,
	2007	2006
	(in millions)
Spare parts	$26.3	$25.6
Nonqualified employee benefit trust	11.5	11.1
Investment in CoBank	3.9	5.1
Deferred financing agreement fees	1.8	1.9
Other	1.9	2.5

	$45.4	$46.2

20.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(in millions)
Accrued natural gas costs	$74.7	$71.9
Accounts payable	59.8	37.4
Payroll and employee related costs	27.9	19.3
Asset retirement obligations—current portion	15.0	14.7
Other	33.0	29.0

	$210.4	$172.3

        Payroll and employee related costs includes accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Other includes accrued interest, utilities, property taxes, sales incentives, maintenance and professional services.

21.   Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under our forward pricing program (FPP). Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining amount generally being collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title transfers upon shipment or delivery of the product to customers. As of December 31, 2007, we had approximately 3.0 million tons of product committed to be sold under the FPP in 2008.

22.   Long-Term Debt, Credit Agreement and Notes Payable

Long-Term Debt

        On August 17, 2005, we prepaid our outstanding long-term debt balance of $235.6 million and recorded a loss on extinguishment of debt of $28.3 million. The loss consisted of prepayment penalties of $26.4 million and the write-off of deferred financing fees of $1.9 million.

CF INDUSTRIES HOLDINGS, INC.

Credit Agreement

        On August 16, 2005, we entered into a senior secured revolving credit agreement with JPMorgan Chase Bank, N.A., (JPMorgan Chase), acting as administrative agent. The credit facility as amended on September 7, 2005 and July 31, 2007 is scheduled to be available until July 31, 2012 and provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

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

        CF Industries, Inc. is entitled to borrow at interest rates based on (1) the Base Rate (which is the higher of (i) the rate most recently announced by JPMorgan Chase as its "prime" rate and (ii) the federal funds rate plus 1/2 of 1% per annum) plus a margin applied to either rate ranging from 0.00 percent to 0.25 percent, and (2) the applicable Eurodollar Rate (which is the London Interbank Eurodollar Rate adjusted for reserves) plus an applicable margin that ranges from 1.25 percent to 1.50 percent. Letters of credit issued under the credit facility accrue fees at the applicable Eurodollar Rate borrowing margin. The applicable margins vary depending on the average daily availability for borrowing under the credit facility during CF Industries, Inc.'s most recent calendar quarter. CF Industries, Inc. is also required to pay certain fees, including fees based on the unused portion of the credit facility and fronting fees on undrawn amounts under outstanding letters of credit, and expenses in connection with the credit facility.

        The credit facility is guaranteed by CF Holdings and certain of the domestic subsidiaries of CF Industries, Inc. (collectively, the Guarantors and, together with CF Industries, Inc., the Loan Parties) and secured by (i) perfected, first-priority liens (subject to permitted liens) on substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, (ii) perfected, first-priority liens or pledges (subject to permitted liens) on 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries and on 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and (iii) a first-priority lien (subject to permitted liens) on the real property located in Donaldsonville, Louisiana. Our investment in and advances to Keytrade will be pledged as security under the credit agreement.

        Optional prepayments and optional reductions of the unutilized portion of the secured credit facility are permitted at any time, subject to, among other things, reimbursement of the lenders' redeployment costs in the case of a prepayment of Eurodollar Rate borrowings. Mandatory prepayments are required, subject to certain exceptions, in certain instances (such as upon certain asset sales, receipt of proceeds of insurance and condemnation events in excess of $5 million and issuances of debt or equity) at any time after CF Industries, Inc.'s average daily cash availability amount is less than $75 million for any 10 business day period and until such time as CF Industries, Inc.'s average daily cash availability amount is equal to or exceeds $75 million for a period of 60 consecutive days.

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

CF INDUSTRIES HOLDINGS, INC.

debt agreements; and place restrictions on distributions from subsidiaries, the issuance and sale of capital stock of subsidiaries, and other matters customarily restricted in secured loan agreements.

        Additionally, we are required to meet a financial test on a consolidated basis consisting of a minimum ratio of earnings before interest, taxes, depreciation and amortization (EBITDA), calculated as set forth in the credit facility, minus the unfinanced portion of Capital Expenditures to Fixed Charges (each as defined in the credit facility) if average daily cash availability under the credit facility in any calendar month is less than $50 million. The Loan Parties are further restricted from making capital expenditures in excess of $120 million during any 12-month period following any month in which average daily cash availability falls below $135 million (until such time as average daily cash availability for three consecutive months thereafter is greater than or equal to $135 million).

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

        As of December 31, 2007, there was approximately $219.8 million of available credit (based on the borrowing base) and there were no loans or letters of credit outstanding under the credit facility.

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

23.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to five years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, IL. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis in accordance with SFAS No. 13—Accounting for Leases. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

CF INDUSTRIES HOLDINGS, INC.

        Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2007 are shown below.

Operating Lease Payments
(in millions)
2008	$26.4
2009	21.2
2010	16.7
2011	6.0
2012	4.2
Thereafter	7.9

$82.4

        Total rent expense for cancelable and noncancelable operating leases was $27.8 million for 2007, $23.5 million for 2006, and $21.6 million for 2005.

24.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2007	2006
	(in millions)
Asset retirement obligations	$89.4	$87.1
Less: Current portion in accrued expenses	15.0	14.7

Noncurrent portion	74.4	72.4
Benefit plans and deferred compensation	56.7	71.7
Environmental and related costs	6.8	6.3
Deferred rent	4.0	1.8

	$141.9	$152.2

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

25.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We use these derivative instruments primarily to fix the natural gas component of our production and therefore a substantial portion of our margin on nitrogen fertilizer sales under the forward pricing program. We also may establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our forward pricing program.

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

        In 2007, we recorded in cost of sales net derivative losses of $59.5 million, consisting of $76.5 million in realized losses and $17.0 million in unrealized mark-to-market gains. In 2006, we recorded in cost of sales derivative losses of $93.7 million, consisting of $63.0 million in realized losses and $30.7 million of unrealized mark-to-market losses. In 2005, we recorded in cost of sales net gains of approximately $14.0 million, primarily for hedge positions terminated in the third quarter, offset by unrealized mark-to-market losses of $9.3 million in the fourth quarter on derivatives not designated as hedges. Ineffective gains and losses in 2005 when hedge accounting was being applied were insignificant.

        On our consolidated balance sheet at December 31, 2007, we had net unrealized losses of $20.8 million on 39.1 million MMBtus of gas swap contracts. At December 31, 2006, we had net unrealized losses of $37.8 million on 30.6 million MMBtus of gas swap contracts.

26.   Stockholders' Equity

Common Stock

        We have 500 million shares of common stock, $0.01 par value per share, authorized, of which 56,245,418 shares were outstanding as of December 31, 2007.

        Changes in common shares issued and outstanding are as follows:

	Years ended December 31,
	2007	2006	2005(1)
Beginning balance	55,172,101	55,027,723	54,999,999
Exercise of stock options	1,036,042	10,000	—
Issuance of restricted stock	50,509	134,378	27,724
Forfeiture of restricted stock	(13,234)	—	—

End of year	56,245,418	55,172,101	55,027,723

(1)
Covers the period beginning with our IPO in August 2005 and ending December 31, 2005. Prior to our IPO, patronage preferred stock was held by our pre-IPO owners.

CF INDUSTRIES HOLDINGS, INC.

Dividend Restrictions

        Our ability to pay dividends on our common stock is limited under the terms of our JPMorgan Chase Bank, N.A. $250 million senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement.

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

        If any person or group acquires shares representing 15% or more of the outstanding shares of our common stock, the rights will entitle a holder, other than such person, any member of such group or related person, all of whose rights will be null and void, to acquire a number of additional shares of our common stock having a market value of twice the exercise price of each right. If we are involved in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of shares of the acquiring or surviving company's common stock having a market value at that time of twice the right's exercise price.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain on Securities	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2004	$(3.7)	$—	$(2.1)	$(6.5)	$—	$(12.3)
Net change	0.8	0.1	6.8	(2.8)	—	4.9

Balance at December 31, 2005	(2.9)	0.1	4.7	(9.3)	—	(7.4)
Net change	—	0.3	(4.7)	8.5	—	4.1
Adoption of SFAS No. 158	—	—	—	0.8	(30.9)	(30.1)

Balance at December 31, 2006	(2.9)	0.4	—	—	(30.9)	(33.4)
Net change	3.9	0.1	—	—	8.2	12.2

Balance at December 31, 2007	$1.0	$0.5	$—	$—	$(22.7)	$(21.2)

        The unrealized gain (loss) on derivatives was from natural gas derivatives that were designated as cash flow hedges. In the fourth quarter of 2005, we discontinued hedge accounting, thereby no longer deferring such unrealized gains and losses into OCI. The balances at December 31, 2005 and December 31, 2004 were reclassified into earnings in 2006 and 2005, respectively. See Note 25 for additional information on derivatives.

        In 2006 we adopted SFAS No. 158—Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R. The $30.9 million defined benefit pension plan adjustment at December 31, 2006, is net of a deferred tax benefit of $18.7 million. The $0.8 million minimum pension liability adjustment at December 31, 2006, is net of a deferred tax benefit of $0.5 million. These adjustments represent the impact of recognizing the funded status of pension and other postretirement benefit liabilities on the consolidated balance sheet. See Note 5 for additional information on pension and other postretirement benefits.

        The unrealized gain on securities relates to our non-qualified employee benefit trust which is included in other assets.

CF INDUSTRIES HOLDINGS, INC.

        The amounts shown in our statement of other comprehensive income are net of related tax effects. The following table presents the amount of income tax benefit (expense) allocated to each component of other comprehensive income:

	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
	(in millions)
Year ended December 31, 2005
Currency translation adjustment	$0.8	$—	$0.8
Unrealized gain on securities	0.2	(0.1)	0.1
Unrealized gain on derivatives	11.4	(4.6)	6.8
Minimum pension liability adjustment	(4.7)	1.9	(2.8)

Other comprehensive income	$7.7	$(2.8)	$4.9

Year ended December 31, 2006
Unrealized gain on securities	$0.5	$(0.2)	$0.3
Unrealized loss on derivatives	(7.9)	3.2	(4.7)
Minimum pension liability adjustment	14.2	(5.7)	8.5

Other comprehensive income	$6.8	$(2.7)	$4.1

Year ended December 31, 2007
Currency translation adjustment	$3.9	$—	$3.9
Unrealized gain on securities	0.1	—	0.1
Defined benefit plans:
Amortization of transition obligation included in net periodic benefit cost	0.4	(0.2)	0.2
Amortization of prior service cost included in net periodic benefit cost	0.2	(0.1)	0.1
Amortization of loss included in net periodic benefit cost	2.7	(1.0)	1.7
Gain arising during the period	10.9	(4.7)	6.2

Defined benefit plans, net	14.2	(6.0)	8.2

Other comprehensive income	$18.2	$(6.0)	$12.2

CF INDUSTRIES HOLDINGS, INC.

27.   Stock-Based Compensation

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

Share Reserve

        We have reserved a total 8,250,000 shares of our common stock and at December 31, 2007, we had 4,706,857 shares currently available for future awards under the plan, but no more than 2,688,123 shares of our common stock are available for issuance under the plan for any awards other than stock options and stock appreciation rights. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the plan. If a participant pays the exercise price of an option by delivering to us previously owned shares, only the number of shares we issue in excess of the surrendered shares will count against the plan's share limit. Also, if the full number of shares subject to an option is not issued upon exercise for any reason (including to satisfy a minimum tax withholding obligation), only the net number of shares actually issued upon exercise will count against the plan's share limit. Our source of shares for restricted stock grants and stock option exercises has been newly issued shares.

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

Stock Options

        Under the 2005 Equity and Incentive Plan, we granted to plan participants nonqualified options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of the options is ten years and one-third of the options vest on each of the first three anniversaries of the date of grant. Outstanding awards issued prior to August 2007 contain accelerated vesting provisions for participants eligible for retirement at specified ages. Beginning with the August 2007 grant, age-based accelerated vesting provisions were eliminated.

CF INDUSTRIES HOLDINGS, INC.

        The fair value of each stock option award was estimated using the Black-Scholes option valuation model that uses the assumptions shown in the following table.

	2007	2006	2005
Expected volatility	34%-36%	34%-36%	36%-44%
Expected life of stock options	5.2-6 Years	4-6 Years	4-6 Years
Risk-free interest rate	3.6%-4.6%	4.6%-5%	4.2%
Dividend yield	0.1%-0.2%	0.5%	0.5%

        The expected volatility on our stock options is determined by utilizing a combination of volatilities on our stock and the stock of other companies in our industry, and implied volatilities of exchange traded options of both of these groups. In determining the expected volatility for 2006 and 2007, the weight given to our historical stock price volatility and traded option volatility has increased as more of our own historical data has become available since our IPO. In 2007, expected volatilities were based on the historical stock prices and implied volatilities of traded options of comparable companies, two years of our historical stock prices, and the implied volatility on our traded options. In 2006, expected volatilities were based on the historical stock prices and implied volatilities of traded options from the stock of comparable companies and one year of our historical stock prices. In 2005 immediately after our IPO, expected volatilities were based on the historical stock prices of comparable companies and other factors.

        In 2007, the expected term of options granted was estimated based on our historical exercise experience, post vesting employment termination behavior, and the contractual term. Prior to August 2007, we did not have sufficient historical exercise experience to estimate the expected term assumptions. Therefore, in 2006 and 2005, the expected term of options granted was estimated using the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107—Share Based Payment and other factors.

        The risk-free rates for the expected life of the options were based on the U.S. Treasury yield curve in effect at the time of grant.

        A summary of stock option activity under the plan at December 31, 2007 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2007	3,235,100	$15.94
Granted	217,200	$51.43
Exercised	(1,036,042)	$16.00
Expired	(600)	$17.76
Forfeited	(117,934)	$15.82

Outstanding at December 31, 2007	2,297,724	$19.28

Exercisable at December 31, 2007	1,034,258	$15.92

        The weighted average grant date fair value per share for stock options granted in 2007, 2006, and 2005 was $21.17, $5.86, and $7.12, respectively. The exercisable shares shown above do not include shares that would become immediately exercisable upon the retirement of certain participants who were eligible for age-based accelerated vesting. Such shares are considered vested for compensation expense recognition purposes.

CF INDUSTRIES HOLDINGS, INC.

        Cash received from stock option exercises for the years ended December 31, 2007 and 2006 was $16.6 million and $0.1 million, respectively. The actual tax benefit realized for stock option exercises was approximately $16.2 million and less than $0.1 million for the years ended December 31, 2007 and 2006, respectively. The pre-tax intrinsic value of stock options exercised in 2007 and 2006 was $44.6 million and $0.1 million, respectively. There were no options exercised in 2005.

        The following tables summarizes information about stock options outstanding and exercisable at December 31, 2007.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$14.83 - $20.00	2,080,524	7.8	$15.92	$195.9	1,034,258	7.7	$15.92	$97.4
$20.01 - $50.00	21,500	9.3	$42.10	1.4	—	—	$—	—
$50.01 - $78.20	195,700	9.6	$52.46	11.3	—	—	$—	—

	2,297,724	8.0	$19.28	$208.6	1,034,258	7.7	$15.92	$97.4

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $110.06 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock

        Under the 2005 Equity and Incentive Plan, we have granted certain key employees and non-management members of our Board of Directors shares of restricted stock. The grant date fair value of the restricted stock is equal to the market price of our common stock on the date of grant. The restricted stock awarded to key employees vests three years from the date of grant. Outstanding awards issued prior to August 2007 contain accelerated vesting provisions for participants eligible for retirement at specified ages. Beginning with the August 2007 grant, age-based accelerated vesting provisions were eliminated. The restricted stock awarded to non-management members of our Board of Directors vests the earlier of one year from the date of grant or the date of the next annual shareholder meeting. During the vesting period, the holders of the restricted stock are entitled to dividends and voting rights.

        A summary of restricted stock activity under the plan at December 31, 2007 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2007	134,378	$15.27
Granted	50,509	$49.21
Restrictions lapsed (vested)	(28,044)	$16.96
Forfeited	(13,234)	$14.83

Outstanding at December 31, 2007	143,609	$26.92

        The weighted average grant date fair value of restricted stock granted in 2007, 2006, and 2005 was $49.21, $15.27, and $16.26, respectively. The total fair value of restricted stock that vested in 2007 and

CF INDUSTRIES HOLDINGS, INC.

2006 was $1.2 million and $0.5 million, respectively. The actual tax benefit realized for restricted stock awards that vested was approximately $0.4 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. No restricted stock vested during 2005.

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Years ended December 31,
	2007	2006	2005
	(in millions)
Stock-based compensation expense	$9.7	$8.1	$3.7
Income tax benefit	(3.6)	(3.1)	(1.5)

Stock-based compensation expense, net of income taxes	$6.1	$5.0	$2.2

        As of December 31, 2007, pre-tax unrecognized compensation cost for stock options, net of estimated forfeitures was $8.0 million and will be recognized as expense over a weighted average period of 1.4 years. As of December 31, 2007, pre-tax unrecognized compensation cost for restricted stock awards, net of estimated forfeitures, was $2.4 million and will be recognized as expense over a weighted average period of 1.6 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R—Share-Based Payment requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits totaled $13.3 million in 2007. In 2006, excess tax benefits were insignificant.

28.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Cash paid during the year
Interest	$1.7	$2.9	$17.9
Income taxes—net of refunds	137.2	7.5	6.8

CF INDUSTRIES HOLDINGS, INC.

29.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

        On March 19, 2007, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review, New Source Performance Standards, and National Emission Standards for Hazardous Air Pollutants at the Plant City facility. The Company responded to this letter with the information requested, completing the document production process in late 2007. The EPA initiated this same process in relation to numerous other sulfuric acid plants and phosphoric acid plants throughout the nation, including other facilities in Florida. In some cases, the EPA filed enforcement proceedings asserting that the facilities had not complied with the Clean Air Act. To date, these enforcement proceedings have been resolved through settlements. It is not known at this time whether the EPA will initiate enforcement with respect to the Plant City facility.

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

30.   Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses. The Company's management uses gross margin to evaluate segment performance and allocate resources. Selling, general and administrative expenses, other operating and non-operating expenses, interest, as well as income tax expense, are centrally managed and not included in the measurement of segment profitability reviewed by management. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2007, 2006, and 2005 are as follows. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets. In 2007, we corrected our previously presented 2006 and 2005 financial results to include shipping and handling amounts that were billed to customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. See Note 1—Background and Basis of Presentation for additional information on the correction of an error.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2007
Net sales
Ammonia	$556.0	$—	$556.0
Urea	889.0	—	889.0
UAN	591.8	—	591.8
DAP	—	579.4	579.4
MAP	—	135.4	135.4
Other	5.1	—	5.1

	2,041.9	714.8	2,756.7
Cost of sales	1,595.1	491.6	2,086.7

Gross margin	$446.8	$223.2	$670.0

Year ended December 31, 2006
Net sales
Ammonia	$443.7	$—	$443.7
Urea	657.0	—	657.0
UAN	416.8	—	416.8
DAP	—	407.3	407.3
MAP	—	103.7	103.7
Other	4.4	—	4.4

	1,521.9	511.0	2,032.9
Cost of sales	1,423.4	462.3	1,885.7

Gross margin	$98.5	$48.7	$147.2

Year ended December 31, 2005
Net sales
Ammonia	$438.1	$—	$438.1
Urea	632.9	—	632.9
UAN	431.7	—	431.7
DAP	—	359.5	359.5
MAP	—	101.6	101.6
Other	4.1	—	4.1

	1,506.8	461.1	1,967.9
Cost of sales	1,333.9	424.8	1,758.7

Gross margin	$172.9	$36.3	$209.2

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2007	$50.4	$31.5	$2.6	$84.5
Year ended December 31, 2006	59.2	33.1	2.3	94.6
Year ended December 31, 2005	63.0	32.0	2.5	97.5
Capital expenditures
Year ended December 31, 2007	$61.1	$39.9	$4.1	$105.1
Year ended December 31, 2006	26.0	32.2	1.4	59.6
Year ended December 31, 2005	46.3	25.6	0.3	72.2
Assets
December 31, 2007	$593.9	$493.5	$925.1	$2,012.5
December 31, 2006	493.9	426.9	369.6	1,290.4

        Enterprise-wide data by geographic region is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$2,328.1	$1,668.4	$1,636.5
Canada	272.3	206.9	199.8
Export	156.3	157.6	131.6

	$2,756.7	$2,032.9	$1,967.9

	December 31,
	2007	2006
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$566.0	$553.9
Canada	57.6	43.1

Consolidated	$623.6	$597.0

        Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Sales by major customer
CHS Inc.(1)	$654.4	$518.4	$571.9
GROWMARK, Inc.	288.4	250.7	261.3
ConAgra(2)	238.4	221.3	149.4
Others	1,575.5	1,042.5	985.3

Consolidated	$2,756.7	$2,032.9	$1,967.9

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc. (ConAgra).

CF INDUSTRIES HOLDINGS, INC.

31. Related Party Transactions

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

        GROWMARK, Inc. (GROWMARK) is a significant holder of our common stock. As of December 31, 2007, GROWMARK was the beneficial owner of approximately 4% of our outstanding common stock. William Davisson, the chief executive officer of GROWMARK, and John D. Johnson, the president and chief executive officer of CHS, are members of our board of directors.

Product Sales

        CHS (includes sales to Agriliance, LLC, prior to the September 1, 2007 transaction in which Agriliance, LLC distributed its crop nutrients business to CHS) accounted for 24%, 26% and 29% of our consolidated net sales in 2007, 2006 and 2005, respectively. GROWMARK accounted for 10%, 12%, and 13% of our consolidated net sales in 2007, 2006, and 2005, respectively. See Note 30 for additional information on sales to CHS and GROWMARK.

        In 2005, sales to our pre-IPO owners, including CHS and GROWMARK, accounted for $1,091.1 million or 55% of our consolidated net sales.

        In addition to purchasing fertilizer from us, CHS and GROWMARK also contracted with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we received approximately $0.8 million, $1.3 million, and $1.5 million from CHS in 2007, 2006, and 2005, respectively, and we received $0.2 million, $0.7 million and $0.2 million from GROWMARK in 2007, 2006, and 2005, respectively. We also received $0.2 million in 2005 from other pre-IPO owners.

Accounts Receivable

        Accounts receivable at December 31, 2007 and 2006 includes $11.6 million and $22.5 million, respectively due from CHS and $2.0 million and $9.1 million, respectively due from GROWMARK.

Supply Contracts

        In connection with our initial public offering, we entered into multi-year supply contracts with CHS (as the successor in interest to the original party, Agriliance, LLC) and GROWMARK relating to purchases of fertilizer products. The initial terms of the supply contracts last until June 30, 2008 for the contract with GROWMARK and until June 30, 2010 for the contract with CHS. The terms will be automatically extended for successive one-year periods unless a termination notice is given by either party. In the case of the supply contract with GROWMARK, we have given notice that the current contract will terminate on June 30, 2008, and we are currently negotiating with GROWMARK regarding a possible new supply contract on similar terms.

CF INDUSTRIES HOLDINGS, INC.

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

        We have agreed with CHS and GROWMARK that the prices charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all of our similarly situated customers, and that the performance incentives offered to them will be equal to the highest comparable incentives offered to other requirement contract customers. We believe the performance incentives offered under these supply contracts are consistent with the incentives offered to similarly situated customers in our industry in transactions between unaffiliated parties.

        Our supply contracts with CHS and GROWMARK also provide them with a right of first offer for the purchase of certain of our storage and terminal facilities. A portion of GROWMARK's requirement volume is also contingent on the purchase from GROWMARK by one of its customers of specified amounts of certain fertilizer products.

Net Operating Loss Carryforwards

        Upon the completion of our IPO, CF Industries, Inc. ceased to be a nonexempt cooperative for federal income tax purposes. On the date of our IPO, CF Industries, Inc. had a deferred tax asset related to net operating loss carryforwards (NOLs) generated from business conducted with CF Industries, Inc.'s pre-IPO owners. These net operating loss carryforwards totaled $250 million, with expirations ranging from 2021 through 2023. The income tax provision for the year ended December 31, 2005 includes a charge of $99.9 million to establish a 100% valuation allowance for the deferred tax asset related to these NOLs. The valuation allowance is required because there is substantial uncertainty under existing tax law whether any tax benefits from this deferred tax asset will be realized since CF Industries, Inc. is no longer a cooperative for federal income tax purposes.

        In connection with the IPO and related reorganization, we entered into an NOL agreement with the pre-IPO owners of CF Industries, Inc., including CHS and GROWMARK. Under the NOL Agreement, if it is finally determined that CF Industries, Inc.'s net operating loss carryforwards can be utilized subsequent to the IPO, we will pay to CF Industries, Inc.'s pre-IPO owners an amount equal to the resulting federal and state income taxes actually saved.

CF INDUSTRIES HOLDINGS, INC.

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

KEYTRADE AG

        In October 2007, we purchased 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. See Note 17—Investments in and Advances to Unconsolidated Affiliates, for additional information on Keytrade.

32. Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2007. This quarterly information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31		June 30		September 30		December 31
	(in millions, except per share amounts)
2007
Net sales	$472.4	(a)	$848.9		$582.9		$852.5
Gross margin	105.1	(b)	177.6	(c)	151.3	(d)	236.0	(e)
Net earnings	57.2	(b)	93.6	(c)	86.5	(d)	135.4	(e)
Basic net earnings per share	1.04		1.69		1.55		2.43
Diluted net earnings per share	1.02		1.65		1.52		2.38
2006
Net sales	$419.2	(f)	$688.7	(f)	$398.6	(f)	$526.4	(f)
Gross margin	(22.7	)(g)	101.2	(h)	25.8	(i)	42.9	(j)
Net earnings (loss)	(24.6	)(g)	42.6	(h)	7.3	(i)	8.0	(j) (k)
Basic and diluted net earnings (loss) per share	(0.45)		0.77		0.13		0.14

(a)
We have corrected our previously presented first quarter 2007 financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. This correction increased both net sales and cost of sales for the first quarter of 2007 by $24.7 million. The correction did not impact any other financial statement line item or per-share amount (See Note 1).

(b)
In the first quarter 2007, gross margin and net earnings include income from unrealized mark-to-market gains on natural gas derivatives of $38.5 million ($25.0 million net of taxes or $0.44 per diluted share) (see Note 25).

CF INDUSTRIES HOLDINGS, INC.

(c)
In the second quarter 2007, gross margin and net earnings include a charge for unrealized mark-to-market losses on natural gas derivatives of $36.3 million ($23.4 million net of taxes or $0.41 per diluted share) (see Note 25).

(d)
In the third quarter 2007, gross margin and net earnings include income from unrealized mark-to-market gains on natural gas derivatives of $1.9 million ($1.2 million net of taxes or $0.02 per diluted share) (see Note 25).

(e)
In the fourth quarter 2007, gross margin and net earnings include income from unrealized mark-to-market gains on natural gas derivatives of $12.9 million ($8.4 million net of taxes or $0.15 per diluted share) (see Note 25).

(f)
We have corrected our previously presented quarterly 2006 financial results to include shipping and handling amounts that were billed to our customers in net sales. Previously, we reported these shipping and handling amounts as a reduction of cost of sales. This correction increased both net sales and cost of sales in the first, second, third, and fourth quarter of 2006 by $18.7 million, $23.9 million, $20.6 million, and $20.2 million, respectively. The correction did not impact any other financial statement line item or per-share amount (See Note 1).

(g)
In the first quarter 2006, gross margin and net loss include higher costs of sales primarily related to natural gas, product purchases, and a charge for unrealized mark-to-market losses on natural gas derivatives of $20.0 million ($12.0 million net of taxes or $0.22 per diluted share) (see Note 25).

(h)
In the second quarter 2006, gross margin and net earnings include income from unrealized mark-to-market gains on natural gas derivatives of $11.7 million ($7.1 million net of taxes or $0.13 per diluted share) (see Note 25).

(i)
In the third quarter 2006, gross margin and net earnings include a charge for unrealized mark-to-market losses on natural gas derivatives of $13.0 million ($8.1 million net of taxes or $0.15 per diluted share) (see Note 25).

(j)
In the fourth quarter 2006, gross margin and net earnings include a charge for unrealized mark-to-market losses on natural gas derivatives of $9.4 million ($5.7 million net of taxes or $0.10 per diluted share) (see Note 25).

(k)
In the fourth quarter 2006, net earnings includes a charge for changes in asset retirement obligation estimates and other environmental costs of $20.3 million ($12.2 million net of taxes or $0.22 per diluted share) (see Note 6 and Note 9).

33. Subsequent Events

        On December 31, 2007, we had short-term investments of $494.5 million that were primarily invested in auction rate securities that were issued by various state or local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Subsequent to the end of the year through February 5, 2008, we sold a portion of these investments. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. A summary of these investments and the market conditions subsequent to the end of the year is contained in Note 12—Cash and Cash Equivalents and Short-Term Investments.

        In February 2008, our Medicine Hat nitrogen complex in Alberta, Canada had an unplanned production outage at one of its two ammonia plants due to needed repairs at the facility. Preliminary evaluation indicates that repairs could be completed by mid-March 2008. Estimates for the cost of the repairs and the impact of the outage on our inventory and forward price sales commitments are not known at this time.

CF INDUSTRIES HOLDINGS, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

        (b) Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF Industries Holdings, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

CF INDUSTRIES HOLDINGS, INC.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

                                                                                              /s/ KPMG LLP

Chicago, Illinois
February 27, 2008

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Robert C. Arzbaecher, Stephen A. Furbacher and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company's Board of Directors.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership—Common Stock Ownership of Management."

        We currently issue stock-based compensation under our 2005 Equity and Incentive Plan (the plan). Under the plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based compensation.

Equity Compensation Plan Information as of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,297,724	$19.28	4,706,857	(a)

Total	2,297,724	$19.28	4,706,857

(a)
Includes 2,688,123 shares that are reserved for issuance of awards other than stock options and stock appreciation rights.

CF INDUSTRIES HOLDINGS, INC.

        For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 27—Stock-Based Compensation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information appearing in the Proxy Statement under the headings "Corporate Governance—Director Independence" and "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information appearing in the Proxy Statement under the headings "Audit and Non-Audit Fees" and "Pre-approval of Audit and Non-Audit Services" is incorporated herein by reference.

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

            A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 128 of this report.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        Under date of February 27, 2008, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule (Schedule II—Valuation and Qualifying Accounts) is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois February 27, 2008

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Charge to Other Accounts	Deductions	Description	Ending Balance
Accounts receivable (in millions)
Allowance for bad debts accounts
Year ended December 31, 2007	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2006	$0.3	$0.1	$—	$(0.1)	Amounts not collectible	$0.3
Year ended December 31, 2005	$0.5	$0.1	$—	$(0.3)	Amounts not collectible	$0.3

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 27, 2008	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 27, 2008
/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2008
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 27, 2008
/s/ WALLACE W. CREEK Wallace W. Creek	Director	February 27, 2008
/s/ WILLIAM DAVISSON William Davisson	Director	February 27, 2008
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 27, 2008
/s/ DAVID R. HARVEY David R. Harvey	Director	February 27, 2008
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 27, 2008
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 27, 2008

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2
Amended and Restated By-laws of CF Industries Holdings, Inc., as amended through October 27, 2007 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 30, 2007, File No. 001-32597)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS Inc. (successor in interest to Agriliance, LLC) dated as of June 20, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.2
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of June 20, 2005 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.3
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.4
Change in Control Severance Agreement, effective as of May 8, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Anthony J. Nocchiero (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

10.5
Change in Control Severance Agreement, effective as of August 11, 2005, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.6
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.7
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen G. Chase (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.8
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.9
Change in Control Severance Agreement, effective as of August 11, 2005, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Fernando A. Mugica (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.10
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Monty R. Summa (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.11
Change in Control Severance Agreement, effective as of April 24, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 10.9 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.12
Change in Control Severance Agreement, effective as of August 1, 2007, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit 10.10 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.13	Change in Control Severance Agreement, effective as of November 19, 2007, by and between CF Industries Holdings, Inc. and Richard A. Hoker**

CF INDUSTRIES HOLDINGS, INC.

10.14
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.15	CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, amended as of December 13, 2007**
10.16	CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, Annual Incentive Program, effective January 1, 2008**
10.17	Form of Annual Incentive Program Award Agreement**
10.18
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No.3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.19	Form of Non-Qualified Stock Option Award Agreement**
10.20
Form of Restricted Stock Award Agreement (incorporated by reference to Item 1.01 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 14, 2006, File No. 001-32597)**
10.21	Form of Restricted Stock Award Agreement**
10.22
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)
10.23
Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 19, 2005, File No. 001-32597)
10.24
First Amendment to Credit Agreement, dated as of September 5, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
10.25
Second Amendment to Credit Agreement, dated as of July 31, 2007, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
10.26
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

CF INDUSTRIES HOLDINGS, INC.

10.27
CF Industries Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 28, 2007, File No. 001-32597)**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 4—Net Earnings (Loss) Per Share
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to an order granting confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.