Form 10-Q
period 2008-03-31
CF Industries Holdings, Inc.
filed 2008-05-06
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        56,374,534 shares of the registrant's common stock, $0.01 par value per share, were outstanding at March 31, 2008.

CF INDUSTRIES HOLDINGS, INC.

TABLE OF CONTENTS

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in millions, except per share amounts)
Net sales	$667.3	$472.4
Cost of sales	396.1	367.3

Gross margin	271.2	105.1
Selling, general and administrative	18.2	13.7
Other operating—net	1.4	1.3

Operating earnings	251.6	90.1
Interest expense	0.4	0.5
Interest income	(8.5)	(3.9)
Minority interest	18.5	7.0
Other non-operating—net	(2.7)	(0.5)

Earnings before income taxes	243.9	87.0
Income tax provision	86.8	29.8
Equity in earnings of unconsolidated affiliates—net of taxes	1.7	—

Net earnings	$158.8	$57.2

Net earnings per share
Basic	$2.83	$1.04

Diluted	$2.77	$1.02

Weighted average common shares outstanding
Basic	56.2	55.1

Diluted	57.4	56.2

Dividends declared per common share	$0.10	$0.02

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in millions)
Net earnings	$158.8	$57.2
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	(0.8)	0.2
Defined benefit plans—net of taxes	0.4	0.4
Unrealized loss on securities—net of taxes	(6.0)	(0.1)

	(6.4)	0.5

Comprehensive income	$152.4	$57.7

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	December 31, 2007
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$852.0	$366.5
Short-term investments	—	494.5
Accounts receivable	154.2	148.7
Inventories	444.5	231.7
Assets held for sale	0.6	6.7
Other	65.2	31.0

Total current assets	1,516.5	1,279.1
Property, plant and equipment—net	636.4	623.6
Goodwill	0.9	0.9
Asset retirement obligation escrow account	28.3	21.9
Investments in and advances to unconsolidated affiliates	45.2	41.6
Investments in auction rate securities	259.9	—
Other assets	43.4	45.4

Total assets	$2,530.6	$2,012.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$254.3	$210.4
Income taxes payable	64.5	2.6
Customer advances	553.8	305.8
Deferred income taxes	56.2	30.7
Distributions payable to minority interest	56.1	57.6
Other	1.0	22.2

Total current liabilities	985.9	629.3

Notes payable	4.8	4.9
Deferred income taxes	17.9	32.1
Other noncurrent liabilities	144.4	141.9
Contingencies (Note 17)
Minority interest	34.7	17.3
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2008—56,374,534 and 2007—56,245,418 shares issued and outstanding	0.6	0.6
Paid-in capital	799.9	790.8
Retained earnings	570.0	416.8
Accumulated other comprehensive loss	(27.6)	(21.2)

Total stockholders' equity	1,342.9	1,187.0

Total liabilities and stockholders' equity	$2,530.6	$2,012.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(in millions)
Operating Activities:
Net earnings	$158.8	$57.2
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Minority interest	18.5	7.0
Depreciation, depletion and amortization	25.8	20.1
Deferred income taxes	14.4	8.0
Stock compensation expense	2.3	1.9
Excess tax benefit from stock-based compensation	(4.7)	(1.0)
Unrealized gain on derivatives	(69.6)	(38.5)
Equity in earnings of unconsolidated affiliates—net of taxes	(1.7)	—
Changes in:
Accounts receivable	(7.3)	(3.4)
Margin deposits	(0.9)	2.7
Inventories	(213.3)	(127.3)
Prepaid product and expenses	19.3	1.5
Accrued income taxes	67.0	18.2
Accounts payable and accrued expenses	44.7	21.1
Product exchanges—net	(4.1)	(1.6)
Customer advances—net	248.0	222.3
Other—net	—	2.9

Net cash provided by operating activities	297.2	191.1

Investing Activities:
Additions to property, plant and equipment	(34.0)	(21.0)
Proceeds from the sale of property, plant and equipment	0.1	0.1
Purchases of investment securities	(116.0)	(276.8)
Sales and maturities of investment securities	342.0	113.9
Deposit to asset retirement obligation escrow account	(6.2)	(9.4)
Other—net	1.2	1.1

Net cash provided by (used in) investing activities	187.1	(192.1)

Financing Activities:
Dividends paid on common stock	(5.6)	(1.1)
Issuances of common stock under employee stock plans	2.1	3.3
Excess tax benefit from stock-based compensation	4.7	1.0

Net cash provided by financing activities	1.2	3.2

Effect of exchange rate changes on cash and cash equivalents	—	0.2

Increase in cash and cash equivalents	485.5	2.4
Cash and cash equivalents at beginning of period	366.5	25.4

Cash and cash equivalents at end of period	$852.0	$27.8

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

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2007, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. These statements should be read in conjunction with our audited consolidated financial statements and related disclosures in our Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 27, 2008. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

2.    Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2007 Annual Report on Form 10-K as of and for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

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

  •
  SFAS No. 157—Fair Value Measurements and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2—Effective Date of FASB Statement No. 157. SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework

CF INDUSTRIES HOLDINGS, INC.

    for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items for which the deferral applies include asset retirement obligations, certain long-lived assets for an impairment assessment, certain assets and liabilities in a business combination, and certain liabilities involved with exit or disposal activities. As of January 1, 2008, we adopted SFAS No. 157 and the partial deferral guidance in FSP No. 157-2. For additional information, see Note 4—Fair Value Measurements.

  •
  SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities. This Statement creates an option for entities to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. It also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. This Statement was effective for the Company beginning January 1, 2008 and did not impact our consolidated financial statements.

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Statement is effective for the Company beginning January 1, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement enhances the disclosure requirements for derivative instruments and hedging activities and requires that an entity disclose how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement is effective for the Company beginning January 1, 2009. We do not expect this Statement to have a material impact on our consolidated financial statements and disclosures.

4.    Fair Value Measurements

        Effective January 1, 2008, we adopted SFAS No. 157—Fair Value Measurements (SFAS 157) and FSP No. 157-2 which deferred the adoption of portions of SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. FSP No. 157-2 defers for one year the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional

CF INDUSTRIES HOLDINGS, INC.

time to consider the effect of various implementation issues that have arisen, or may arise, from the application of SFAS 157. The assets and liabilities included in our consolidated balance sheet for which the adoption of SFAS 157 has been deferred include our long-lived assets and asset retirement obligations.

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices in active markets that we have the ability to access for identical assets or liabilities. Fair values determined by Level 2 inputs use inputs from assets and liabilities that are not identical, but are observable, either directly or indirectly. Examples include quoted prices that are observable for a similar asset or liability, or interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations in which there is little, if any, market activity for the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the near future.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance as of March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Unrealized gains on natural gas derivatives	$49.5	$—	$49.5	$—
Asset retirement obligation escrow account	28.3	28.3	—	—
Investments in auction rate securities	259.9	—	—	259.9
Nonqualified employee benefit trust	11.1	11.1	—	—

Total assets at fair value	$348.8	$39.4	$49.5	$259.9

Unrealized losses on natural gas derivatives	$0.7	$—	$0.7	$—

Total liabilities at fair value	$0.7	$—	$0.7	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

        Natural Gas Derivatives—The derivative instruments that we currently use are natural gas swaps. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. See Note 14—Derivative Financial Instruments for additional information.

        Asset Retirement Obligation Escrow Account—We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow

CF INDUSTRIES HOLDINGS, INC.

account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 12—Asset Retirement Obligations for additional information.

        Investments in Auction Rate Securities—We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities. In the first quarter of 2008, due to illiquidity in the market for auction rate securities, we classified these securities as noncurrent assets. Our auction rate securities are accounted for as available-for-sale securities. Due to the illiquidity in the market we are unable to use significant observable (Level 1 or Level 2) inputs to value these investments and, therefore, used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under the guidance of SFAS 157. See Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

        Nonqualified Employee Benefit Trust—We maintain a trust associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair value of the trust is based on daily quoted prices representing the NAV of the investments.

        The following table provides a reconciliation of changes in our consolidated balance sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of our investments in auction rate securities.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Investments in Auction Rate Securities
(in millions)
Fair value, January 1, 2008	$—
Transfers into Level 3	268.5
Unrealized losses included in other comprehensive income	(8.6)

Fair value, March 31, 2008	$259.9

CF INDUSTRIES HOLDINGS, INC.

5.    Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended March 31,
	2008	2007
	(in millions, except per share amounts)
Net earnings available to common stockholders	$158.8	$57.2

Basic earnings per common share:
Weighted average common shares outstanding	56.2	55.1

Net earnings	$2.83	$1.04

Diluted earnings per common share:
Weighted average common shares outstanding	56.2	55.1
Dilutive common shares:
Stock options	1.1	1.0
Restricted stock	0.1	0.1

Diluted weighted average shares outstanding	57.4	56.2

Net earnings	$2.77	$1.02

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

        Net periodic benefit cost included the following components:

	Pension Plans		Retiree Medical
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost for benefits earned during the period	$1.6	$1.7	$1.0	$0.3
Interest cost on projected benefit obligation	3.6	3.3	0.5	0.5
Expected return on plan assets	(4.0)	(3.5)	—	—
Amortization of transition obligation	—	—	0.1	0.1
Amortization of actuarial loss	0.1	0.4	—	—

Net periodic benefit cost	$1.3	$1.9	$1.6	$0.9

        Our estimated aggregate pension funding contribution for 2008 is $8.0 million.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We recognized expense for these plans of $0.3 million and $0.3 million, respectively, for the three months ended March 31, 2008 and 2007. Included in the amounts recognized as expense for the three months ended March 31, 2008 and 2007, was $0.1 million and $0.1 million, respectively, of amortization for amounts included in our accumulated other comprehensive loss.

CF INDUSTRIES HOLDINGS, INC.

7.    Income Taxes

        The income tax provisions recorded for the three months ended March 31, 2008 and 2007 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting, and FIN No. 18—Accounting for Income Taxes in Interim Periods.

8.    Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Cash	$11.0	$9.1
Cash equivalents:
Federal government obligations	820.3	325.4
Other debt securities	20.7	32.0

Total cash and cash equivalents	$852.0	$366.5

Short-term investments: State and local government obligations	$—	$494.5

Noncurrent investments in auction rate securities: State and local government obligations	$259.9	$—

Cash and Cash Equivalents

        As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $852.0 million and $366.5 million, respectively. We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental entities include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Short-term Investments and Investments in Auction Rate Securities

        As of December 31, 2007, our short-term investments of $494.5 million were generally available-for-sale high grade tax exempt auction rate securities that were issued by various state or local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas.

        In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market

CF INDUSTRIES HOLDINGS, INC.

causing the traditional auction process to fail. As a result, these are no longer liquid investments and we will not be able to access these funds until such time as an auction of these investments is successful, a buyer is found outside of the auction process, and/or the securities are redeemed by the issuer.

        As of March 31, 2008, we held investments in available-for-sale high grade tax-exempt auction rate securities reported at a fair value of $259.9 million after reflecting an $8.6 million unrealized holding loss against a par value of $268.5 million. The unrealized holding loss has been reported in other comprehensive income. We valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other market efficient trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet as of March 31, 2008. The underlying securities have stated maturities that primarily range between 10 and 40 years. We believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and we presently intend to hold the securities until such time. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements.

9.    Inventories

        Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Fertilizer	$393.1	$190.5
Raw materials, spare parts and supplies	51.4	41.2

	$444.5	$231.7

10.    Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. In 2007, we relocated our corporate headquarters to the Deerfield facility and classified our Long Grove facility as an asset held for sale in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The Long Grove facility consists of an office building and a parcel of excess land. During 2007, we were in active negotiations with potential buyers and had determined that the building and excess land met the criteria in SFAS No. 144 for such classification. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building have not progressed, and we no longer consider it probable that it will be sold within one year. As a result, as of March 31, 2008, we reclassified $6.1 million, the carrying value of the building, back to property, plant and equipment. The $0.6 million remaining on our consolidated balance sheet as assets held for sale represents the net book value of the excess land that we believe

CF INDUSTRIES HOLDINGS, INC.

will be sold within one year. These assets are included within our Other segment in Note 18—Segment Disclosures.

11.    Investments in and Advances to Unconsolidated Affiliates

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also own certain non-voting preferred shares of Keytrade and provided additional subordinated financing. The investment provides us with a global platform for marketing and sourcing fertilizer. Keytrade is our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We account for Keytrade as an equity method investment. Changes in our investment in and advances to Keytrade are as follows:

(in millions)
Balance as of December 31, 2007	$41.6
Equity in earnings of unconsolidated affiliates—net of taxes	1.7
Effect of exchange rate changes	1.9

Balance as of March 31, 2008	$45.2

        At March 31, 2008, the amount of consolidated retained earnings that represents our undistributed earnings of Keytrade is $3.3 million.

        The advances to Keytrade of $15.1 million are subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. We recognized $0.1 million in interest income on advances to Keytrade for the three months ended March 31, 2008. The carrying value of our advances to Keytrade approximates fair value.

12.    Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations, and FIN No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs). Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The balances of AROs and changes thereto are summarized below:

(in millions)
Obligation at December 31, 2007	$89.4
Accretion expense	1.6
Liabilities incurred	0.7
Expenditures	(2.3)

Obligation at March 31, 2008	$89.4

CF INDUSTRIES HOLDINGS, INC.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Current portion	$13.9	$15.0
Noncurrent portion	75.5	74.4

	$89.4	$89.4

        In the first quarters of 2008 and 2007, we made annual contributions of $6.2 million and $9.4 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next eight years, we expect to contribute between $4 million and $5 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. Our estimate of the amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $79 million. After 2016, contributions to the fund are estimated to average approximately $3 million annually for the following 17 years. The balance in the account is estimated to reach approximately $212 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the State of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to fund settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

        Additionally, Florida regulations require mining companies to demonstrate financial assurance for reclamation, and for wetland and other surface water mitigation measures. We will also be required to demonstrate financial assurance for reclamation, and for wetland and other surface water mitigation measures in advance of any mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

13.    Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with a bank syndicate led by JPMorgan Chase provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of March 31, 2008, there was $249.3 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana. For additional information on the credit facility, refer to Note 22—Credit Agreement, in our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008.

CF INDUSTRIES HOLDINGS, INC.

14.    Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. The derivative instruments that we currently use are swaps. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods. We use derivative instruments primarily to lock in a substantial portion of our margin on sales under the Forward Pricing Program. We may also establish natural gas derivative positions that are associated with anticipated natural gas requirements unrelated to our Forward Pricing Program.

        We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting for financial reporting purposes. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        Derivative gains (losses) recorded directly to cost of sales consist of the following:

	Three months ended March 31,
	2008	2007
	(in millions)
Realized losses	$(5.0)	$(15.9)
Unrealized mark-to-market gains	69.6	38.5

Net derivative gains	$64.6	$22.6

        On the consolidated balance sheet, the fair value of our natural gas derivatives is as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Unrealized gains in other current assets	$49.5	$1.2
Unrealized losses in other current liabilities	(0.7)	(22.0)

Net unrealized derivative gains (losses)	$48.8	$(20.8)

Gas volume of contracts held (MMBtus)	31.9	39.1

15.    Stock-Based Compensation

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

        At March 31, 2008, we had 2.2 million stock options outstanding with an aggregate intrinsic value of $182.5 million. At December 31, 2007, we had 2.3 million stock options outstanding with an

CF INDUSTRIES HOLDINGS, INC.

aggregate intrinsic value of $208.6 million. During the three months ended March 31, 2008, there were no stock options or shares of restricted stock granted.

        Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
	(in millions)
Stock-based compensation expense	$2.3	$1.9
Income tax benefit	(0.9)	(0.7)

Stock-based compensation expense, net of income taxes	$1.4	$1.2

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $6.1 million as of March 31, 2008, which will be recognized as expense over a weighted-average period of 1.3 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $2.0 million as of March 31, 2008, which will be recognized as expense over a weighted-average period of 1.5 years.

        During the three months ended March 31, 2008, 0.1 million stock options were exercised with a pre-tax intrinsic value of $13.5 million. Cash received from stock option exercises for the three months ended March 31, 2008 was $2.1 million. At March 31, 2008, 1.0 million stock options were exercisable with an aggregate intrinsic value of $84.9 million. At December 31, 2007, 1.0 million stock options were exercisable with an intrinsic value of $97.4 million.

        An excess tax benefit generally is generated when the fair value of the stock award on the exercise or vesting date exceeds the fair value on the grant date. As a result, the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three months ended March 31, 2008 and 2007 were $4.7 million and $1.0 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

16.    Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(10.2)	—	(10.2)
Reclassification to earnings	—	0.5	0.3	0.8
Deferred taxes and other changes	(0.8)	3.7	0.1	3.0

Balance at March 31, 2008	$0.2	$(5.5)	$(22.3)	$(27.6)

Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Unrealized holding loss on securities	—	(0.5)	—	(0.5)
Reclassification to earnings	—	0.3	0.6	0.9
Deferred taxes and other changes	0.2	0.1	(0.2)	0.1

Balance at March 31, 2007	$(2.7)	$0.3	$(30.5)	$(32.9)

        The $10.2 million in pre-tax unrealized holding loss on securities consists of $8.6 million related to our investments in auction rate securities and $1.6 million related to our nonqualified employee benefit trust. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements and Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities.

17.    Contingencies

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

        By letter dated September 27, 2005, EPA Region 4 issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation

CF INDUSTRIES HOLDINGS, INC.

Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, have resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that, as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA.

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. If the EPA's position is eventually upheld, the Company could be required to modify its practices with respect to the reuse of process water in its ammoniated phosphate fertilizer plants, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. Based on recent testing, the Company believes that without having to incur material expenditures, we can replace the process water as a scrubbing medium at the ammoniated phosphate fertilizer plants and maintain compliance with Plant City's air permit, thus addressing on a going-forward basis the alleged violation relating to the reuse of process water in the ammoniated fertilizer plants. However, if the Company is still required to comply with the full array of RCRA regulations with respect to the process water system, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system if it is determined that it does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

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

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's own sampling results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. Although the Company believes that it has evaluated and is remediating the impacts resulting from its historic activities, the DOJ and the EPA have indicated that they will be seeking additional environmental investigation at the facilities subject to the enforcement initiative, including Plant City. In addition, we understand that the EPA may decide to inspect our Bartow, Florida property, where we formerly manufactured phosphoric acid. The EPA has requested, and the Company has provided copies of, existing monitoring data for this facility. Depending on the conclusions that the EPA reaches after reviewing this data, the EPA may require that an investigation of environmental conditions be undertaken at the Bartow facility.

CF INDUSTRIES HOLDINGS, INC.

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

        We are subject to a variety of environmental laws and regulations in all jurisdictions in which we operate. When it is probable that environmental liabilities exist and when reasonable estimates of such liabilities can be made, we have established associated reserves. These estimated liabilities are subject to change as additional information becomes available regarding the magnitude and timing of possible cleanup costs, the relative expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, based on currently available information, we believe that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the Company's financial position, although such costs could have a material effect on the Company's results of operations or cash flows in a particular period.

18.    Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses. The Company's management uses gross margin to evaluate segment performance and allocate resources. Selling, general and administrative expenses; other operating and non-operating expenses; interest; as well as income tax expense, are centrally managed and not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2008 and 2007, and assets at March 31, 2008 and December 31, 2007, are presented below. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2008
Net sales
Ammonia	$32.1	$—	$32.1
Urea	251.6	—	251.6
UAN	153.8	—	153.8
DAP	—	189.3	189.3
MAP	—	40.2	40.2
Other	0.3	—	0.3

	437.8	229.5	667.3
Cost of sales	240.3	155.8	396.1

Gross margin	$197.5	$73.7	$271.2

Three months ended March 31, 2007
Net sales
Ammonia	$36.0	$—	$36.0
Urea	195.6	—	195.6
UAN	119.0	—	119.0
DAP	—	101.8	101.8
MAP	—	19.7	19.7
Other	0.3	—	0.3

	350.9	121.5	472.4
Cost of sales	260.2	107.1	367.3

Gross margin	$90.7	$14.4	$105.1

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2008	$844.6	$532.8	$1,153.2	$2,530.6
December 31, 2007	$593.9	$493.5	$925.1	$2,012.5

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2008 Compared to the First Quarter of 2007

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

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

CF INDUSTRIES HOLDINGS, INC.

  •
  an extensive system of terminals, warehouses and associated transportation equipment located primarily in the midwestern United States; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, which we account for as an equity method investment.

Financial Executive Summary

  •
  We reported net earnings of $158.8 million in the first quarter of 2008 compared to net earnings of $57.2 million in the first quarter of 2007. Our results for the first quarter of 2008 included a net $69.6 million pre-tax unrealized mark-to-market gain ($44.8 million after tax) on natural gas derivatives. Net earnings of $57.2 million for the first quarter of 2007 included a net $38.5 million pre-tax unrealized mark-to-market gain ($25.0 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $166.1 million to $271.2 million in the first quarter of 2008 compared to $105.1 million in the first quarter of 2007. The increase in gross margin resulted mainly from higher average nitrogen and phosphate fertilizer selling prices and unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs as well as higher fertilizer raw material costs.

  •
  Our net sales increased 41% to $667.3 million in the first quarter of 2008 compared to $472.4 million in the first quarter of 2007. The increase reflected higher average nitrogen and phosphate fertilizer selling prices. A 154,000 ton decrease in fertilizer sold during the first quarter of 2008 resulted in total sales volume of 1.74 million tons compared to 1.89 million tons sold in the comparable quarter of the prior year.

  •
  We paid cash dividends of $5.6 million in the first quarter of 2008.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended March 31,
	2008	2007	2008 v. 2007
	(in millions, except per share amounts)
Net sales	$667.3	$472.4	$194.9
Cost of sales	396.1	367.3	28.8

Gross margin	271.2	105.1	166.1
Selling, general and administrative	18.2	13.7	4.5
Other operating—net	1.4	1.3	0.1

Operating earnings	251.6	90.1	161.5
Interest expense	0.4	0.5	(0.1)
Interest income	(8.5)	(3.9)	(4.6)
Minority interest	18.5	7.0	11.5
Other non-operating—net	(2.7)	(0.5)	(2.2)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	243.9	87.0	156.9
Income tax provision	86.8	29.8	57.0
Equity in earnings of unconsolidated affiliates—net of taxes	1.7	—	1.7

Net earnings	$158.8	$57.2	$101.6

Diluted net earnings per share	$2.77	$1.02	$1.75
Diluted weighted average common shares outstanding	57.4	56.2	1.2

First Quarter of 2008 Compared to the First Quarter of 2007

Consolidated Operating Results

        Record high crop prices, expectations of a strong spring planting season and strong international fertilizer market conditions all contributed to a robust quarter for the domestic fertilizer industry. Our total gross margin increased by $166.1 million to $271.2 million for the first quarter of 2008 from $105.1 million for the same period in 2007, due largely to a strong fertilizer pricing environment and unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher fertilizer raw material costs. Net earnings of $158.8 million for the first quarter of 2008 included a net pre-tax unrealized mark-to-market gain of $69.6 million ($44.8 million after tax) on natural gas derivatives. Net earnings of $57.2 million for the first quarter of 2007 included a net pre-tax unrealized mark-to-market gain of $38.5 million ($25.0 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 41% to $667.3 million in the first quarter of 2008 from $472.4 million in the first quarter of 2007, due to higher average nitrogen and phosphate fertilizer selling prices, offset somewhat by lower nitrogen fertilizer sales volume. Average nitrogen and phosphate fertilizer prices increased by 41% and 86%, respectively, in the first quarter of 2008 compared to average prices in the comparable period of 2007. Our total sales volume decreased by 8% in the first quarter of 2008 to

CF INDUSTRIES HOLDINGS, INC.

1.74 million tons compared to 1.89 million tons sold in the first quarter of the prior year due primarily to lower nitrogen fertilizer sales volume.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $190 per ton in the first quarter of 2008 compared to $182 per ton in the same quarter of 2007. This 4% increase was due primarily to higher purchased product costs and realized natural gas costs, partially offset by higher unrealized gains from mark-to-market adjustments on natural gas derivatives. Phosphate fertilizer cost of sales averaged $332 per ton in the first quarter of 2008 compared to $232 per ton in the first quarter of the prior year, an increase of 43%, due mainly to higher sulfur and ammonia costs as well as higher purchased product costs.

        During the first quarter of 2008, we sold approximately 1.3 million tons of fertilizer under our Forward Pricing Program, representing approximately 73% of our total fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 934,000 tons of fertilizer under this program, representing approximately 49% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 33% to $18.2 million for the first quarter of 2008 compared to $13.7 million in the corresponding quarter of the prior year. The increase in the first quarter of 2008 was due largely to expenses related to performance-based management incentive compensation, consulting fees, depreciation expense recorded on our Long Grove, Illinois building which was previously classified as held for sale, and increased compensation expense associated with our stock-based awards. See "Critical Accounting Policies and Estimates" in this discussion and analysis for additional information concerning assets held for sale.

Other Operating—Net

        Other operating—net expense of $1.4 million in the first quarter of 2008 approximated the level from the same period of 2007.

Interest—Net

        Net interest income increased $4.7 million to $8.1 million in the first quarter of 2008 from $3.4 million in the first quarter of 2007. Interest income increased to $8.5 million in the first quarter of 2008 as compared to $3.9 million in the same period of the prior year due primarily to higher average balances of invested cash. Interest expense for the first quarter of 2008 approximated the 2007 first quarter amount.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase in the first quarter of 2008 was due to improved CFL operating results which reflect improved market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        The income tax provisions recorded for the three months ended March 31, 2008 and 2007 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

CF INDUSTRIES HOLDINGS, INC.

        Our income tax provision for the first quarter of 2008 was $86.8 million, or an effective tax rate of 35.6%. This compared with a tax provision of $29.8 million on pre-tax earnings for the first quarter of 2007, or an effective rate of 34.3%. The 2008 increase in the effective tax rate results principally from the impact of an expected reduction of the level of non-taxable interest income earned.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes of $1.7 million in the first quarter of 2008 consists of our share of the operating results of Keytrade for the first quarter. In October 2007, we purchased 50% of the common shares of Keytrade, for $25.9 million. We also purchased certain non-voting preferred shares of Keytrade for $0.9 million and contributed an additional $12.8 million in subordinated financing.

Diluted Net Earnings Per Share and Diluted Weighted Average Common Shares Outstanding

        Diluted net earnings per share increased to $2.77 per share for the first quarter of 2008 from $1.02 per share for the comparable period of 2007 primarily due to the increase in net earnings, partially offset by an increase in the diluted weighted average shares of outstanding common stock. The increase in the diluted weighted average shares of outstanding common stock for the first quarter of 2008 versus the same period of 2007 is due to the impact of stock option and restricted stock activity over the last twelve months.

Operating Results by Business Segment

        Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended March 31,
	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$437.8	$350.9	$86.9
Cost of sales	240.3	260.2	(19.9)

Gross margin	$197.5	$90.7	$106.8
Gross margin percentage	45.1%	25.8%
Tons of product sold (000s)	1,266	1,429	(163)
Sales volume by product (000s)
Ammonia	75	121	(46)
Urea	650	666	(16)
UAN	539	639	(100)
Other nitrogen products	2	3	(1)
Average selling price per ton by product
Ammonia	$428	$298	$130
Urea	387	294	93
UAN	285	186	99
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$8.42	$7.57	$0.85
Medicine Hat	7.68	6.35	1.33
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$8.58	$7.13	$1.45
AECO (Alberta)	7.84	6.27	1.57
Depreciation and amortization	$14.4	$12.4	$2.0
Capital expenditures	$11.0	$5.9	$5.1
Production volume by product (000s)
Ammonia(2)(3)	825	873	(48)
Granular urea(2)	602	626	(24)
UAN (28%)	682	673	9

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2008 Compared to the First Quarter of 2007

        Net Sales.    Nitrogen fertilizer net sales increased $86.9 million to $437.8 million in the first quarter of 2008 compared to $350.9 million in the first quarter of 2007, as higher average selling prices were partially offset by lower sales volume. A tight domestic supply/demand balance and a strong international market caused ammonia prices to increase by 44% for the first quarter of 2008 compared to 2007. Average urea selling prices were 32% higher in the first quarter of 2008 compared to prices in the same period of the prior year due to a continued strong international market. Higher UAN prices reflected the impact of reduced import volume, lower than average producer inventory and the expectations of a strong spring planting season. Nitrogen fertilizer sales volume decreased 11% to 1.27 million tons in the first quarter of 2008 compared to 1.43 million tons in the same period of last year. Wet spring weather conditions in the Corn Belt and other grain-producing regions caused the decreases in both ammonia and UAN sales volume during the first quarter of 2008 compared to the first quarter of 2007.

        Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $190 per ton in the first quarter of 2008 compared to $182 per ton in the first quarter of 2007. The 4% increase was due primarily to higher purchased product costs and higher realized natural gas costs, offset by higher unrealized gains from mark-to-market adjustments on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 14% in the first quarter of 2008 versus the cost in the comparable period of 2007. Cold temperatures in the first quarter of 2008, along with strong crude oil prices, helped drive natural gas prices up relative to the prior year. Purchased product costs were approximately $21.1 million higher in 2008 than in 2007 due primarily to higher fertilizer prices. We recognized a net $69.6 million unrealized mark-to-market gain in the first quarter of 2008 compared to a net $38.5 million unrealized mark-to-market gain in the same period of 2007.

        During the first quarter of 2008, we sold approximately 949,000 tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 75% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 745,000 tons of nitrogen fertilizers under this program, representing approximately 52% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended March 31,
	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$229.5	$121.5	$108.0
Cost of sales	155.8	107.1	48.7

Gross margin	$73.7	$14.4	$59.3
Gross margin percentage	32.1%	11.9%
Tons of product sold (000s)	470	461	9
Sales volume by product (000s)
DAP	384	388	(4)
MAP	86	73	13
Domestic vs. export sales of DAP/MAP (000s)
Domestic	389	398	(9)
Export	81	63	18
Average selling price per ton by product
DAP	$493	$262	$231
MAP	467	269	198
Depreciation, depletion and amortization	$10.5	$7.2	$3.3
Capital expenditures	$22.3	$12.7	$9.6
Production volume by product (000s)
Phosphate rock	906	864	42
Sulfuric acid	604	589	15
Phosphoric acid as P2O5(1)	243	225	18
DAP/MAP	473	446	27

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

First Quarter of 2008 Compared to the First Quarter of 2007

        Net Sales.    Phosphate fertilizer net sales of $229.5 million in the first quarter of 2008 increased by $108.0 million, or 89%, compared to the first quarter of 2007, due to higher average selling prices. Strong worldwide demand combined with tight worldwide supply led to an 86% increase in average phosphate fertilizer selling prices during the first quarter of 2008. Our total level of phosphate fertilizer sales of 470,000 tons in the first quarter of 2008 was slightly higher than the level sold in the comparable period in 2007.

        Cost of Sales.    Phosphate fertilizer cost of sales averaged $332 per ton in the first quarter of 2008 compared to $232 per ton in the first quarter of 2007. The 43% increase was due mainly to higher sulfur and ammonia costs, as well as higher cost of product we purchased to supplement production. Average sulfur costs for the first quarter of 2008 were approximately four times the cost for 2007 due to continued strength in the domestic sulfur market driven by reduced supply from domestic refineries. We expect the domestic and international sulfur markets to remain tight for the remainder of 2008 due to strong anticipated demand from phosphate fertilizer and metal producers. Both the price and

CF INDUSTRIES HOLDINGS, INC.

availability of sulfur could negatively impact our future financial results. Ammonia costs were 51% higher in 2008 as compared to 2007 due to a strong international market. Purchased product costs were approximately $8.9 million higher for the first quarter of 2008 than in the same period of the prior year due to higher phosphate fertilizer prices and an increase in the amount of sales volume supported by purchased products.

        During the first quarter of 2008, we sold approximately 325,000 tons of phosphate fertilizers under our Forward Pricing Program, representing approximately 69% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 189,000 tons of phosphate fertilizers under this program, representing approximately 41% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonality factors inherent in the business. We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of March 31, 2008, we had cash and cash equivalents of $852.0 million and a $553.8 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program. As of December 31, 2007, the comparable amounts were $366.5 million and $305.8 million, respectively. As of March 31, 2008 and December 31, 2007, we had $249.3 million and $219.8 million available, respectively, under our senior secured credit facility (credit facility).

Investments in Auction Rate Securities

        We held investments in available-for-sale high grade tax-exempt auction rate securities at March 31, 2008 and December 31, 2007. At March 31, 2008, these investments, reported at a fair value of $259.9 million after reflecting an $8.6 million unrealized holding loss against a par value of $268.5 million, were classified as noncurrent assets. At December 31, 2007, these investments were classified as current assets, reported in short-term investments and totaled $494.5 million. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas.

        The tax-exempt auction rate securities that we hold were issued by various state or local governmental entities and include securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. In February 2008, the market for auction rate securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the customary auction process to fail. As a result, these are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process,

CF INDUSTRIES HOLDINGS, INC.

and/or the securities are redeemed by the issuer. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 4 to our unaudited consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 75% of the group of assets that are measured at fair value on a recurring basis.

        Concurrent with the reclassification of these investments to Level 3, we completed a valuation at March 31, 2008. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reflected an $8.6 million pre-tax unrealized holding loss against the historical cost basis of these investments for the three month period ended March 31, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is included in the net $259.9 million investment balance in auction rate securities. At March 31, 2008, these investments have been classified as noncurrent on our consolidated balance sheet, based on current market developments and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other market efficient trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are a key component of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $8 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should changes occur in either the variables considered in our valuation model or the conditions in the credit markets.

        For those instruments classified as noncurrent, we believe we will ultimately recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of the auction process or otherwise. We do not believe the current market liquidity issues regarding these securities present any operating liquidity issues for us. Our cash, cash equivalents, operating cash flow, and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.8 million as of March 31, 2008 compared to $4.9 million as of December 31, 2007. There were no outstanding borrowings or letters of credit under our $250 million credit facility as of March 31, 2008 or December 31, 2007.

CF INDUSTRIES HOLDINGS, INC.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of March 31, 2008 and December 31, 2007, we had approximately $553.8 million and $305.8 million, respectively, in customer advances on our consolidated balance sheet. As of March 31, 2008 and December 31, 2007, we had approximately 2.6 million tons and 3.0 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within 150 days of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2007, we had approximately 1.8 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first three months of both 2008 and 2007, the level of sales under the FPP is affected by many factors, including current market conditions and our customers' perceptions of future market fundamentals. The higher level of sales on order as of March 31, 2008 compared to March 31, 2007 reflects our customers' expectations concerning the fertilizer pricing environment and availability of supply prevalent during that reporting period.

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

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate fertilizer business, we are also subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we utilize an escrow account to meet such future obligations. We made annual contributions of $6.2 million and $9.4 million in February of 2008 and 2007, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

        Additionally, Florida regulations require mining companies to demonstrate financial responsibility for reclamation, and for wetland and other surface water mitigation measures. We will also be required to demonstrate financial responsibility for reclamation, and for wetland and other surface water mitigation measures in advance of any mining activities, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2007 Annual Report on Form 10-K for additional information on financial assurance requirements.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first three months of 2008 was $297.2 million compared to $191.1 million in the same period in 2007. The $106.1 million increase in cash provided by operating activities in 2008 was due primarily to a $101.6 million increase in net earnings and a $19.9 million increase in cash generated by working capital changes. The $19.9 million increase in cash generated by working capital changes is the difference between the $153.4 million generated in the first quarter of 2008 and the $133.5 million generated in the same period of 2007. During the first three months of 2008, cash from operations benefited by the $248.0 million increase in customer advances, the $67.0 million increase in accrued income taxes and the $44.7 million increase in accounts payable and accrued expenses, partially offset by a $213.3 million increase in inventories. The increase in customer advances was due to changes in the product mix of outstanding orders and higher contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accrued income taxes was due to higher earnings before income taxes. The increase in accounts payable and accrued expenses was due primarily to increases in product purchases and higher sulfur prices. The increase in inventories reflects higher quantities of nitrogen fertilizers held due to seasonal factors at March 31, 2008 as well as increased prices for purchased product and higher per-unit fertilizer manufacturing costs.

Investing Activities

        Net cash generated from investing activities was $187.1 million for the first quarter of 2008 as compared to $192.1 million of net cash used in the comparable period of 2007. The $379.2 million swing in cash provided by investing activities was due primarily to the net sale of investment securities (generally auction rate securities) of $226.0 million during the first three months of 2008 as compared to $162.9 million of net purchases during the same period of 2007. The proceeds from the sales of investment securities in 2008 were generally invested in cash equivalents. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning auction rate securities. The $13.0 million increase in additions to property, plant and equipment in the first three months of 2008 was due primarily to an increase in spending on capital projects. As previously discussed, we made annual contributions of $6.2 million in February of 2008 and $9.4 million in February of 2007 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

        Net cash provided by financing activities was $1.2 million in the first three months of 2008 compared to $3.2 million for the same period of 2007. The $2.0 million decrease in cash provided by financing activities was due primarily to the impact of higher dividends paid on common stock partially offset by the net activity related to stock-based compensation. In the first quarter of 2008, the quarterly dividend increased to $0.10 per common share from $0.02 per common share.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2008:

	Remainder of 2008	2009	2010	2011	2012	After 2012	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	4.8	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	0.2	0.3	—	—	—	—	0.5
Other Obligations
Operating leases	23.5	27.8	23.5	7.7	4.3	7.9	94.7
Equipment purchases and plant improvements	27.4	4.8	16.1	—	—	—	48.3
Transportation(3)	45.7	47.9	22.1	16.2	16.9	217.8	366.6
Purchase obligations(4)(5)(6)	455.0	215.2	123.4	9.0	1.6	3.6	807.8
Keytrade Commerical Agreement(7)	2.1	2.8	2.8	2.8	2.1	—	12.6
Contributions to Pension Plans(8)	8.0	—	—	—	—	—	8.0

Total(9)	$561.9	$303.6	$187.9	$35.7	$24.9	$229.3	$1,343.3

(1)
Interest amounts are based on debt balances and interest rates as of March 31, 2008. All our long-term debt was repaid on August 17, 2005.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2008 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at March 31, 2008. Also includes minimum commitments to purchase ammonia and urea for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of March 31, 2008 and actual prices may differ.

(5)
Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(6)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with the hedging of natural gas purchases.

(7)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

CF INDUSTRIES HOLDINGS, INC.

(8)
Represents the contributions we expect to make to our pension plans in 2008. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(9)
Excludes $0.2 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 11 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K, for further discussion of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to five years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K. The following discussion presents information concerning changes to that discussion that occurred during the first quarter of 2008.

Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and in 2007 we relocated our corporate headquarters to Deerfield, Illinois. As of December 31, 2007, the net book value of the Long Grove building and related land ($6.7 million) was classified as assets held for sale. The Long Grove facility consists of an office building and a parcel of excess land. During the first quarter of 2008, we reached an agreement to sell the excess land. We expect to close on this transaction during the second quarter of 2008 subject to various approvals and customary closing conditions. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building have not progressed, and we no longer consider it probable that it will be sold within one year. As a result, as of March 31, 2008 we have reclassified the carrying value of the building ($6.1 million) back to property, plant and equipment and have recognized $0.4 million in the first quarter of 2008 for the associated depreciation for the period of time it was classified as held for sale. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion concerning assets held for sale.

CF INDUSTRIES HOLDINGS, INC.

Fair Value Measurements

        We adopted Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements, as of January 1, 2008. We have classified our investments in auction rate securities as Level 3 securities (those measured using significant unobservable inputs) under the provisions of SFAS No. 157. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of March 31, 2008. See Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning fair value measurements.

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

  •
  SFAS No. 157—Fair Value Measurements, and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2—Effective Date of FASB Statement No. 157. SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items for which the deferral applies include asset retirement obligations, certain long-lived assets for an impairment assessment, certain assets and liabilities in a business combination, and certain liabilities involved with exit or disposal activities. As of January 1, 2008, we adopted SFAS No. 157 and the partial deferral guidance in FSP No. 157-2. See Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion concerning fair value measurements.

  •
  SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities. This Statement creates an option for entities to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. It also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. This Statement was effective for us beginning January 1, 2008 and did not impact our consolidated financial statements.

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and

CF INDUSTRIES HOLDINGS, INC.

    reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Statement is effective for us beginning January 1, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement enhances the disclosure requirements for derivative instruments and hedging activities and requires that an entity disclose how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement is effective for us beginning January 1, 2009. We do not expect this Statement to have a material impact on our consolidated financial statements and disclosures.

CF INDUSTRIES HOLDINGS, INC.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our 2007 Annual Report on Form 10-K. Such factors include, among others:

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in the valuation of our auction rate securities, interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2007 Annual Report on Form 10-K for additional information on market risk.

Investments in Auction Rate Securities

        As of March 31, 2008, we had $259.9 million of investments in auction rate securities consisting primarily of available-for-sale tax exempt auction rate securities issued by various state and local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Due to the recent illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 4 and Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we reflected an $8.6 million pre-tax unrealized holding loss against the historical cost basis of these investments as of March 31, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $259.9 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $8 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should the variables considered in our valuation model or conditions in the credit markets change.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $2.7 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of March 31, 2008, we had notes payable of approximately $4.8 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $48,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of March 31, 2008, there were no loans outstanding under this credit facility.

        Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling 15.0 million Swiss Francs (CHF) ($15.1 million) as of March 31, 2008. A 100 basis point change in interest rates on this subordinated debt would result in $151,000 change in pretax earnings on an annual basis assuming the exchange rate at March 31, 2008.

CF INDUSTRIES HOLDINGS, INC.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL.

        We are also exposed to changes in the value of the Swiss Franc as we have CHF 15.0 million of subordinated debt due from Keytrade as of March 31, 2008. A $0.10 change in the U.S. dollar value of the CHF would result in a $1.5 million change in pretax earnings on an annual basis.

Commodity Prices

        We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of March 31, 2008, 31.9 million MMBtus of natural gas were hedged, all of which related to sales contracted to be sold through our Forward Pricing Program. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $31.9 million. All of the 39.1 million MMBtus of natural gas hedged as of December 31, 2007 is related to sales contracted to be sold through our Forward Pricing Program.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 42 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 6, 2008	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 6, 2008	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, Annual Incentive Program, effective January 1, 2008.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.