Form 10-Q
period 2008-06-30
CF Industries Holdings, Inc.
filed 2008-08-04
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        56,491,777 shares of the registrant's common stock, $0.01 par value per share, were outstanding at June 30, 2008.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net sales	$1,161.0	$848.9	$1,828.3	$1,321.3
Cost of sales	691.1	671.3	1,087.2	1,038.6

Gross margin	469.9	177.6	741.1	282.7
Selling, general and administrative	18.1	17.5	36.3	31.2
Other operating—net	(0.3)	0.7	1.1	2.0

Operating earnings	452.1	159.4	703.7	249.5
Interest expense	0.4	0.3	0.8	0.8
Interest income	(6.6)	(5.0)	(15.1)	(8.9)
Minority interest	19.1	19.6	37.6	26.6
Other non-operating—net	(2.1)	(0.4)	(4.8)	(0.9)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	441.3	144.9	685.2	231.9
Income tax provision	159.9	51.3	246.7	81.1
Equity in earnings of unconsolidated affiliates—net of taxes	7.2	—	8.9	—

Net earnings	$288.6	$93.6	$447.4	$150.8

Net earnings per share:
Basic	$5.13	$1.69	$7.96	$2.73

Diluted	$5.02	$1.65	$7.79	$2.67

Weighted average common shares outstanding:
Basic	56.2	55.4	56.2	55.3

Diluted	57.5	56.6	57.5	56.4

Dividends declared per common share	$0.10	$0.02	$0.20	$0.04

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Net earnings	$288.6	$93.6	$447.4	$150.8
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	0.1	1.8	(0.7)	2.0
Defined benefit plans—net of taxes	0.4	0.2	0.8	0.6
Unrealized gain (loss) on securities—net of taxes	(1.2)	0.2	(7.2)	0.1

	(0.7)	2.2	(7.1)	2.7

Comprehensive income	$287.9	$95.8	$440.3	$153.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	December 31, 2007
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$805.8	$366.5
Short-term investments	238.7	494.5
Accounts receivable	175.3	148.7
Inventories	368.8	231.7
Assets held for sale	0.6	6.7
Other	181.6	31.0

Total current assets	1,770.8	1,279.1
Property, plant and equipment—net	649.3	623.6
Goodwill	0.9	0.9
Asset retirement obligation escrow account	28.5	21.9
Investments in and advances to unconsolidated affiliates	54.3	41.6
Investments in auction rate securities	221.1	—
Other assets	42.4	45.4

Total assets	$2,767.3	$2,012.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$279.4	$210.4
Income taxes payable	102.8	2.6
Customer advances	413.4	305.8
Deferred income taxes	87.2	30.7
Distributions payable to minority interest	28.1	57.6
Other	3.2	22.2

Total current liabilities	914.1	629.3

Notes payable	4.8	4.9
Deferred income taxes	12.2	32.1
Other noncurrent liabilities	147.7	141.9
Contingencies (Note 17)
Minority interest	53.8	17.3
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2008—56,491,777 and 2007—56,245,418 shares issued and outstanding	0.6	0.6
Paid-in capital	809.5	790.8
Retained earnings	852.9	416.8
Accumulated other comprehensive loss	(28.3)	(21.2)

Total stockholders' equity	1,634.7	1,187.0

Total liabilities and stockholders' equity	$2,767.3	$2,012.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	(in millions)
Operating Activities:
Net earnings	$447.4	$150.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	37.6	26.6
Depreciation, depletion and amortization	51.4	40.5
Deferred income taxes	39.7	12.3
Stock compensation expense	4.5	4.1
Excess tax benefit from stock-based compensation	(10.2)	(3.4)
Unrealized gain on derivatives	(152.8)	(2.2)
Equity in earnings of unconsolidated affiliates—net of taxes	(8.9)	—
Changes in:
Accounts receivable	(28.2)	(36.9)
Margin deposits	(3.4)	4.7
Inventories	(137.4)	(2.9)
Prepaid product and expenses	(8.1)	(0.5)
Accrued income taxes	111.3	40.5
Accounts payable and accrued expenses	70.5	(0.6)
Product exchanges—net	(4.9)	0.8
Customer advances—net	107.6	65.0
Other—net	0.4	3.4

Net cash provided by operating activities	516.5	302.2

Investing Activities:
Additions to property, plant and equipment	(72.8)	(39.5)
Proceeds from the sale of property, plant and equipment	2.5	0.1
Purchases of investment securities	(354.7)	(480.6)
Sales and maturities of investment securities	378.6	274.7
Deposit to asset retirement obligation escrow account	(6.2)	(9.4)
Other—net	1.2	1.2

Net cash used in investing activities	(51.4)	(253.5)

Financing Activities:
Dividends paid on common stock	(11.3)	(2.2)
Distributions to minority interest	(28.4)	(30.0)
Issuances of common stock under employee stock plans	4.0	8.0
Excess tax benefit from stock-based compensation	10.2	3.4

Net cash used in financing activities	(25.5)	(20.8)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	6.3

Increase in cash and cash equivalents	439.3	34.2
Cash and cash equivalents at beginning of period	366.5	25.4

Cash and cash equivalents at end of period	$805.8	$59.6

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

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2007, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with our audited consolidated financial statements and related disclosures in our Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 27, 2008. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include net realizable value of inventories, the ultimate settlement costs of asset retirement obligations, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees. Actual results could differ from these estimates.

2.    Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2007 Annual Report on Form 10-K as of and for the year ended December 31, 2007, filed with the SEC on February 27, 2008.

3.    New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Recently adopted pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2—Effective Date of FASB Statement No. 157. SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items for which the deferral applies include asset retirement obligations, certain long-lived assets for an impairment assessment, certain assets and liabilities in a business combination, and certain liabilities involved with exit or disposal activities. As of January 1, 2008, we adopted SFAS No. 157 and the one year partial deferral guidance in FSP No. 157-2. For additional information, see Note 4—Fair Value Measurements.

Recently issued pronouncements

  •
  SFAS No. 141 (Revised 2007)—Business Combinations. This Statement applies to business combinations other than joint ventures, asset acquisitions, businesses under common control and not-for-profit organizations. It requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for business combinations with an acquisition date after December 31, 2008.

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

CF INDUSTRIES HOLDINGS, INC.

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

  •
  FASB Staff Position (FSP) No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP is effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. We have not yet determined the impact of this FSP on our consolidated financial statements.

  •
  SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect this Statement to have an impact on our consolidated financial statements.

4.    Fair Value Measurements

        Effective January 1, 2008, we adopted SFAS No. 157—Fair Value Measurements (SFAS 157) and FSP No. 157-2, which deferred the adoption of portions of SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and provides a disclosure framework for assets and liabilities measured at fair value. The framework for measuring fair value establishes a fair value hierarchy to prioritize and classify the inputs that are used to determine fair value and define disclosures. The hierarchy consists of the following three levels:

  •
  Level 1—quoted prices in active markets that we have the ability to access for identical assets or liabilities.

  •
  Level 2—quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

  •
  Level 3—valuations using significant inputs that are unobservable in the market and include our own judgments about the assumptions market participants would use in pricing the asset or liability.

        FSP No. 157-2 defers for one year the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The purpose of this deferral is to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of SFAS 157. The assets and liabilities included in our consolidated balance sheet for which the adoption of SFAS 157 has been deferred include our long-lived assets and asset retirement obligations.

CF INDUSTRIES HOLDINGS, INC.

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance as of June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Available-for-sale short-term investments	$238.7	$238.7	$—	$—
Unrealized gains on natural gas derivatives	132.0	—	132.0	—
Asset retirement obligation escrow account	28.5	28.5	—	—
Investments in auction rate securities	221.1	—	—	221.1
Nonqualified employee benefit trust	10.4	10.4	—	—

Total assets at fair value	$630.7	$277.6	$132.0	$221.1

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

         Short-term Investments—As of June 30, 2008, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and six months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

         Natural Gas Derivatives—The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. See Note 14—Derivative Financial Instruments for additional information.

         Asset Retirement Obligation Escrow Account—We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 12—Asset Retirement Obligations for additional information.

         Investments in Auction Rate Securities—Our investments in Auction Rate Securities consist of securities issued by governmental agencies including those issued by state, local or other governmental entities, and those supported by student loans which are guaranteed by entities affiliated with governmental entities. Our auction rate securities are accounted for as available-for-sale securities. In the first quarter of 2008, due to illiquidity in the market for auction rate securities, we classified these securities as noncurrent assets. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments and, therefore, used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect

CF INDUSTRIES HOLDINGS, INC.

on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under the guidance of SFAS 157. See Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

         Nonqualified Employee Benefit Trust—We maintain a trust associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair value of the trust is based on daily quoted prices representing the NAV of the investments.

        The following table provides a reconciliation of changes in our consolidated balance sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of our investments in auction rate securities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Investments in auction rate securities
(in millions)
Fair value, January 1, 2008	$—
Transfers into Level 3	268.5
Sales and redemptions	(36.6)
Unrealized losses included in other comprehensive income	(10.8)

Fair value, June 30, 2008	$221.1

5.    Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net earnings available to common stockholders	$288.6	$93.6	$447.4	$150.8

Basic earnings per common share:
Weighted average common shares outstanding	56.2	55.4	56.2	55.3

Net earnings	$5.13	$1.69	$7.96	$2.73

Diluted earnings per common share:
Weighted average common shares outstanding	56.2	55.4	56.2	55.3
Dilutive common shares:
Stock options	1.2	1.1	1.2	1.0
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average shares outstanding	57.5	56.6	57.5	56.4

Net earnings	$5.02	$1.65	$7.79	$2.67

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

        Net periodic benefit cost included the following components:

	Pension Plans				Retiree Medical
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
Service cost for benefits earned during the period	$1.7	$1.7	$3.3	$3.4	$0.4	$0.3	$1.4	$0.6
Interest cost on projected benefit obligation	3.6	3.4	7.2	6.7	0.5	0.4	1.0	0.9
Expected return on plan assets	(4.1)	(3.6)	(8.1)	(7.1)	—	—	—	—
Amortization of transition obligation	—	—	—	—	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.2	0.6	0.3	1.0	0.2	0.1	0.2	0.1

Net periodic benefit cost	$1.4	$2.1	$2.7	$4.0	$1.2	$0.9	$2.8	$1.8

        Our estimated aggregate pension funding contribution for 2008 is $8 million.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We recognized expense for these plans of $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. Included in the amounts recognized as expense for the three and six months ended June 30, was $0.2 million and $0.3 million, respectively, of amortization for amounts included in our accumulated other comprehensive loss.

7.    Income Taxes

        The income tax provisions recorded for the three and six months ended June 30, 2008 and 2007 were determined in accordance with the requirements of SFAS No. 109—Accounting for Income Taxes, APB Opinion No. 28—Interim Financial Reporting, and FIN No. 18—Accounting for Income Taxes in Interim Periods.

CF INDUSTRIES HOLDINGS, INC.

8.     Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Cash	$9.3	$9.1
Cash equivalents:
Federal government obligations	769.1	325.4
Other debt securities	27.4	32.0

Total cash and cash equivalents	$805.8	$366.5

Short-term investments:
Federal government obligations	$238.7	$—
Tax exempt auction rate securities	—	494.5

Total short-term investments	$238.7	$494.5

Noncurrent investments in auction rate securities:
Tax exempt auction rate securities	$221.1	$—

        Under our short-term investment policy, we can invest our cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental entities include those issued directly by the Federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash and Cash Equivalents

        At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $805.8 million and $366.5 million, respectively, consisting primarily of U.S. Treasury Bills.

Short-term Investments and Investments in Auction Rate Securities

        As of June 30, 2008, our short-term investments of $238.7 million consisted of U.S. Treasury Bills with original maturities between three and six months. As of December 31, 2007, our short-term investments of $494.5 million were generally available-for-sale high grade tax exempt auction rate securities that were issued by various state or local governmental entities, including securities backed by student loans that are guaranteed under the Federal Family Education Loan Program.

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

        In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market,

CF INDUSTRIES HOLDINGS, INC.

causing the traditional auction process to fail. As a result, it was determined that these investments were no longer liquid and we would not be able to access these funds until such time as an auction of these investments is successful, a buyer is found outside of the auction process, and/or the securities are redeemed by the issuer.

        During the second quarter of 2008, $36.6 million of our auction rate securities were either redeemed by the issuer or sold at par value. Therefore, as of June 30, 2008, our remaining investments in available-for-sale high grade tax-exempt auction rate securities were reported at a fair value of $221.1 million after reflecting a $10.8 million unrealized holding loss against a par value of $231.9 million. The unrealized holding loss has been reported in other comprehensive income. We valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet. The underlying securities have stated maturities that primarily range between 10 and 40 years. We believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and we presently intend to hold the securities until such time. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements.

9.     Inventories

        Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Fertilizer	$306.0	$190.5
Raw materials, spare parts and supplies	62.8	41.2

	$368.8	$231.7

10.   Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. In 2007, we relocated our corporate headquarters to the Deerfield facility and classified our Long Grove facility as an asset held for sale in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The Long Grove facility consists of an office building and a parcel of excess land. During 2007, we were in active negotiations with potential buyers and had determined that the building and excess land met the criteria in SFAS No. 144 for such classification. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building failed to progress, causing us to no longer consider it probable that the building would be sold within one year. As a result we reclassified $6.1 million, the carrying value of the building, back to property, plant and equipment. The $0.6 million remaining on our consolidated balance sheet as assets held for sale represents the net book value of the excess land at our Long Grove facility. In July

CF INDUSTRIES HOLDINGS, INC.

2008, we completed the sale of the excess land and expect to recognize a pre-tax gain of approximately $4 million in the third quarter of 2008. These assets are included within our Other segment in Note 18—Segment Disclosures.

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

(in millions)
Balance at December 31, 2007	$41.6
Equity in earnings of unconsolidated affiliates—net of taxes	8.9
Effect of exchange rate changes	3.8

Balance at June 30, 2008	$54.3

        At June 30, 2008, the amount of consolidated retained earnings that represents our undistributed earnings of Keytrade is $10.5 million.

        The advances to Keytrade of $17.0 million are subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. We recognized $0.2 million and $0.3 million in interest income on advances to Keytrade for the three and six months ended June 30, 2008, respectively. The carrying value of our advances to Keytrade approximates fair value.

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

        The balances of AROs and changes thereto are summarized below:

(in millions)
Obligation at December 31, 2007	$89.4
Accretion expense	3.2
Liabilities incurred	1.4
Expenditures	(4.5)

Obligation at June 30, 2008	$89.5

CF INDUSTRIES HOLDINGS, INC.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Current portion	$12.8	$15.0
Noncurrent portion	76.7	74.4

	$89.5	$89.4

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

13.   Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with a bank syndicate led by JPMorgan Chase provides CF Industries, Inc. (the Borrower) with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of June 30, 2008, there was $249.3 million of available credit, based on the borrowing base, and there were no loans or letters of credit outstanding under the credit facility.

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

CF INDUSTRIES HOLDINGS, INC.

14.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the Forward Pricing Program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements, unrelated to our Forward Pricing Program.

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

        We account for derivatives under SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless hedge accounting is elected or the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of sales.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Realized gains (losses)	$53.9	$(1.8)	$48.9	$(17.7)
Unrealized mark-to-market gains (losses)	83.2	(36.3)	152.8	2.2

Net derivative gains (losses)	$137.1	$(38.1)	$201.7	$(15.5)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments.

	June 30, 2008	December 31, 2007
	(in millions)
Unrealized gains in other current assets	$132.0	$1.2
Unrealized losses in other current liabilities	—	(22.0)

Net unrealized derivative gains (losses)	$132.0	$(20.8)

        As of June 30, 2008 and December 31, 2007, we had open derivative contracts for 48.3 million MMBtus and 39.1 million MMBtus, respectively, of natural gas.

CF INDUSTRIES HOLDINGS, INC.

15.    Stock-Based Compensation

        We grant stock-based compensation awards under our 2005 Equity and Incentive Plan. These awards, which are generally nonqualified stock options and restricted stock, are accounted for in accordance with SFAS No. 123R—Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. We estimate the fair value of each stock option award using the Black-Scholes option valuation model. The fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

        At June 30, 2008, we had 2.1 million stock options outstanding with an aggregate intrinsic value of $273.5 million. At December 31, 2007, we had 2.3 million stock options outstanding with an aggregate intrinsic value of $208.6 million. During the three months ended June 30, 2008, we granted 3,318 shares of restricted stock to non-management members of our Board of Directors under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan. There were no other stock compensation awards granted in the first half of 2008.

        Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Stock-based compensation expense	$2.2	$2.2	$4.5	$4.1
Income tax benefit	(0.8)	(0.8)	(1.7)	(1.6)

Stock-based compensation expense, net of income taxes	$1.4	$1.4	$2.8	$2.5

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4.2 million as of June 30, 2008, which will be recognized as expense over a weighted-average period of 1.3 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $2.1 million as of June 30, 2008, which will be recognized as expense over a weighted-average period of 1.3 years.

        During the three and six months ended June 30, 2008, 0.1 million and 0.2 million stock options were exercised with a pre-tax intrinsic value of $14.7 million and $28.2 million, respectively. Cash received from stock option exercises for the three and six months ended June 30, 2008 was $1.9 million and $4.0 million, respectively. At June 30, 2008, 0.9 million stock options were exercisable with an aggregate intrinsic value of $117.9 million. At December 31, 2007, 1.0 million stock options were exercisable with an intrinsic value of $97.4 million.

        An excess tax benefit generally is generated when the fair value of the stock award on the exercise or vesting date exceeds the fair value on the grant date. As a result, the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three and six months ended June 30, 2008 were $5.5 million and $10.2 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

16.    Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(12.1)	—	(12.1)
Reclassification to earnings	—	0.5	1.0	1.5
Deferred taxes and other changes	(0.7)	4.4	(0.2)	3.5

Balance at June 30, 2008	$0.3	$(6.7)	$(21.9)	$(28.3)

Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Unrealized holding loss on securities	—	(0.1)	—	(0.1)
Reclassification to earnings	—	0.3	1.6	1.9
Deferred taxes and other changes	2.0	(0.1)	(1.0)	0.9

Balance at June 30, 2007	$(0.9)	$0.5	$(30.3)	$(30.7)

        The $12.1 million in pre-tax unrealized holding loss on securities consists of $10.8 million related to our investments in auction rate securities and $1.3 million related to our nonqualified employee benefit trust. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements and Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities.

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

Plant City Environmental Matters

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

CF INDUSTRIES HOLDINGS, INC.

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

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties.

        As a result of the factors discussed above, we cannot estimate the potential penalties, fines or other expenditures, if any that may result from the Plant City environmental matters, and therefore, we cannot determine if the ultimate outcome of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

Louisiana Environmental Matters

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. The fee was to be assessed for each calendar year (beginning in 2006) until the area achieved compliance with the ozone NAAQS.

        Prior to the imposition of Section 185 fees, the EPA adopted a new ozone standard (the "8-hour ozone standard") and rescinded the 1-hour ozone standard. The Baton Rouge area is currently designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against CF Industries, Inc. and other companies located in the Baton Rouge area.

        In 2006, the D.C. Circuit Court of Appeals rejected the EPA's position and held that Section 185 fees were controls that must be maintained and fees that should have been assessed under the Act. In January 2008, the U.S. Supreme Court declined to accept the case for review, making the appellate court's decision final.

CF INDUSTRIES HOLDINGS, INC.

        The EPA has not yet proposed new regulations to address the Section 185 fee issue and there remains uncertainty as to the implementation of this provision, including the timing of any assessments; whether the EPA will authorize states to adopt plans to implement Section 185 by means other than the assessment of a fee; and whether major sources located in areas that would have achieved compliance with the 1-hour ozone standard, but continue to be in non-compliance with the 8-hour ozone standard, will continue to be subject to the Section 185 fee. Regardless of the approach adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on the Company's financial position, results of operations or cash flows.

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

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2008 and 2007, and assets at June 30, 2008 and December 31, 2007, are presented below. Other assets include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2008
Net sales
Ammonia	$272.3	$—	$272.3
Urea	335.2	—	335.2
UAN	237.2	—	237.2
DAP	—	263.9	263.9
MAP	—	48.5	48.5
Other	3.9	—	3.9

	848.6	312.4	1,161.0
Cost of sales	486.6	204.5	691.1

Gross margin	$362.0	$107.9	$469.9

Three months ended June 30, 2007
Net sales
Ammonia	$264.6	$—	$264.6
Urea	237.9	—	237.9
UAN	165.6	—	165.6
DAP	—	141.9	141.9
MAP	—	35.5	35.5
Other	3.4	—	3.4

	671.5	177.4	848.9
Cost of sales	548.7	122.6	671.3

Gross margin	$122.8	$54.8	$177.6

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2008
Net sales
Ammonia	$304.4	$—	$304.4
Urea	586.8	—	586.8
UAN	391.0	—	391.0
DAP	—	453.2	453.2
MAP	—	88.7	88.7
Other	4.2	—	4.2

	1,286.4	541.9	1,828.3
Cost of sales	726.9	360.3	1,087.2

Gross margin	$559.5	$181.6	$741.1

Six months ended June 30, 2007
Net sales
Ammonia	$300.6	$—	$300.6
Urea	433.5	—	433.5
UAN	284.6	—	284.6
DAP	—	243.8	243.8
MAP	—	55.1	55.1
Other	3.7	—	3.7

	1,022.4	298.9	1,321.3
Cost of sales	808.9	229.7	1,038.6

Gross margin	$213.5	$69.2	$282.7

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2008	$805.5	$705.1	$1,256.7	$2,767.3
December 31, 2007	$593.9	$493.5	$925.1	$2,012.5

19.    Related Party Transactions

        GROWMARK, Inc. (GROWMARK) was one of our owners before our initial public offering (IPO). William Davisson, the chief executive officer of GROWMARK, is a member of our board of directors. During the year ended December 31, 2007, GROWMARK purchased $288.4 million of fertilizer products from us which represented 10% of our consolidated net sales in 2007. In addition to purchasing fertilizer from us, GROWMARK also contracted with us to store fertilizer products at certain of our warehouses. In connection with our IPO, we entered into a multi-year fertilizer supply contract with GROWMARK which expired on June 30, 2008.

        Effective July 1, 2008, we entered into a new multi-year supply contract with GROWMARK (Supply Agreement) that lasts until June 30, 2013. The term will be extended automatically for successive one-year periods unless a termination notice is given by either party. The Supply Agreement specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell and GROWMARK is obligated to purchase during the first contract year. Thereafter, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement,

CF INDUSTRIES HOLDINGS, INC.

to an amount specified by us which is not more than 105% of the prior year's sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by GROWMARK which is not less than 65% nor more than 100% of the then applicable sales target volume. The Supply Agreement also contains reciprocal "meet or release" provisions pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provisions may not, however, reduce the requirement volume.

        The prices for product sold under the Supply Agreement will vary depending on the type of sale selected by GROWMARK. GROWMARK may select (i) cash sales at prices that are published in our weekly cash price list, (ii) index sales at a published index price, (iii) forward pricing sales under our forward pricing program, and (iv) sales negotiated between the parties. The Supply Agreement also provides for performance incentives based on (i) the percentage of the sales target volume actually purchased, (ii) the timing of purchases under our forward pricing program, (iii) the amount of purchases under our forward pricing program, and (iv) specifying a requirement volume in excess of the then applicable minimum requirement volume. The prices GROWMARK is charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all similarly situated customers.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.
  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations
  •
  Second Quarter of 2008 Compared to the Second Quarter of 2007

  •
  Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

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

Financial Executive Summary

  •
  We reported net earnings of $288.6 million in the second quarter of 2008 compared to net earnings of $93.6 million in the same quarter of 2007. Our results for the second quarter of 2008 included a net $83.2 million pre-tax unrealized mark-to-market gain ($53.1 million after tax) on natural gas derivatives. Net earnings of $93.6 million for the second quarter of 2007 included a net $36.3 million pre-tax unrealized mark-to-market loss ($23.4 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $292.3 million to $469.9 million in the second quarter of 2008 compared to $177.6 million in the same quarter of 2007. The increase in gross margin resulted mainly from higher average nitrogen and phosphate fertilizer selling prices and unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher fertilizer raw material costs as well as higher nitrogen fertilizer purchased product costs.

  •
  Our net sales increased 37% to $1.2 billion in the second quarter of 2008 compared to $848.9 million in the second quarter of 2007. The increase reflected higher average nitrogen and phosphate fertilizer selling prices. A 173,000 ton decrease in fertilizer sold during the second quarter of 2008 resulted in total sales volume of 2.57 million tons compared to 2.75 million tons sold in the comparable quarter of the prior year.

  •
  We paid cash dividends of $5.7 million in the second quarter of 2008, an increase of $4.6 million from the second quarter of 2007.

  •
  Net earnings of $447.4 million for the six months ended June 30, 2008 were $296.6 million greater than net earnings of the comparable period of 2007. The increase in net earnings was due to higher average nitrogen and phosphate fertilizer selling prices and unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher fertilizer raw material costs and higher purchased product costs.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except per share amounts)
Net sales	$1,161.0	$848.9	$312.1	$1,828.3	$1,321.3	$507.0
Cost of sales	691.1	671.3	19.8	1,087.2	1,038.6	48.6

Gross margin	469.9	177.6	292.3	741.1	282.7	458.4
Selling, general and administrative	18.1	17.5	0.6	36.3	31.2	5.1
Other operating—net	(0.3)	0.7	(1.0)	1.1	2.0	(0.9)

Operating earnings	452.1	159.4	292.7	703.7	249.5	454.2
Interest expense	0.4	0.3	0.1	0.8	0.8	—
Interest income	(6.6)	(5.0)	(1.6)	(15.1)	(8.9)	(6.2)
Minority interest	19.1	19.6	(0.5)	37.6	26.6	11.0
Other non-operating—net	(2.1)	(0.4)	(1.7)	(4.8)	(0.9)	(3.9)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	441.3	144.9	296.4	685.2	231.9	453.3
Income tax provision	159.9	51.3	108.6	246.7	81.1	165.6
Equity in earnings of unconsolidated affiliates—net of taxes	7.2	—	7.2	8.9	—	8.9

Net earnings	$288.6	$93.6	$195.0	$447.4	$150.8	$296.6

Diluted net earnings per share	$5.02	$1.65	$3.37	$7.79	$2.67	$5.12
Diluted weighted average common shares outstanding	57.5	56.6	0.9	57.5	56.4	1.1

Second Quarter of 2008 Compared to the Second Quarter of 2007

Consolidated Operating Results

        The domestic fertilizer industry, benefiting from favorable domestic and international market conditions, produced robust operating results in the second quarter of 2008 despite reduced Midwest fertilizer demand resulting from exceptionally wet spring weather. Our total gross margin increased by $292.3 million to $469.9 million for the second quarter of 2008 from $177.6 million for the same period in 2007, due largely to a strong fertilizer pricing environment and unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher fertilizer raw material costs and higher nitrogen fertilizer purchased product costs. Net earnings of $288.6 million for the second quarter of 2008 included a net pre-tax unrealized mark-to-market gain of $83.2 million ($53.1 million after tax) on natural gas derivatives. Net earnings of $93.6 million for the second quarter of 2007 included a net pre-tax unrealized mark-to-market loss of $36.3 million ($23.4 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

        Our net sales increased 37% to $1.2 billion in the second quarter of 2008 from $848.9 million in the second quarter of 2007, due to higher average nitrogen and phosphate fertilizer selling prices, offset somewhat by lower nitrogen and phosphate fertilizer sales volume. In the second quarter of 2008, average nitrogen fertilizer selling prices increased by 34%, while average phosphate fertilizer selling prices almost doubled compared to the same quarter of 2007. Our total sales volume decreased by 6% in the second quarter of 2008 to 2.57 million tons compared to 2.75 million tons sold in the second quarter of the prior year. Nitrogen fertilizer sales volume in the second quarter of 2008 decreased 119,000 tons, or 5% compared to the same period of 2007, due primarily to lower ammonia and UAN sales. Our total level of phosphate fertilizer sales in the second quarter of 2008 was 54,000 tons, or 11%, lower than the level sold during the same period in 2007 due to lower export sales.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $230 per ton in the second quarter of 2008 compared to $245 per ton in the same quarter of 2007. This 6% decrease was due primarily to higher unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher realized natural gas costs. Phosphate fertilizer cost of sales averaged $448 per ton in the second quarter of 2008 compared to $240 per ton in the second quarter of the prior year, an increase of 87%, due mainly to higher sulfur and ammonia costs.

        During the second quarter of 2008, we sold approximately 1.9 million tons of fertilizer under our Forward Pricing Program, representing approximately 72% of our total fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 1.8 million tons of fertilizer under this program, representing approximately 65% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 3% to $18.1 million for the second quarter of 2008 compared to $17.5 million in the corresponding quarter of the prior year. The increase in the second quarter of 2008 was due largely to consulting fees, dues for memberships in fertilizer industry groups and higher corporate office expenses, including the cost of maintaining our prior corporate headquarters while the property is marketed for sale.

Other Operating—Net

        Other operating—net was $0.3 million of income in the second quarter of 2008 compared to $0.7 million of net costs in the same period of 2007. The change was due primarily to a $1.4 million gain on the sale of property and equipment at our Donaldsonville, Louisiana nitrogen complex.

Interest—Net

        Net interest income increased $1.5 million to $6.2 million in the second quarter of 2008 from $4.7 million in the second quarter of 2007, as higher average balances of invested cash resulted in an increase in interest income from $5.0 million to $6.6 million.

CF INDUSTRIES HOLDINGS, INC.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% holder of CFL's common and preferred shares. Minority interest for the second quarter of 2008 approximated the level of the prior year.

Income Taxes

        The income tax provisions recorded for the three months ended June 30, 2008 and 2007 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the second quarter of 2008 was $159.9 million, or an effective tax rate of 36.2%. This compared with a tax provision of $51.3 million on pre-tax earnings for the second quarter of 2007, or an effective tax rate of 35.4%. The 2008 increase in the effective tax rate results principally from a lower expected impact of the U.S. domestic production activities deduction and an expected reduction of the level of non-taxable interest income earned.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes of $7.2 million in the second quarter of 2008 consists of our share of the operating results of Keytrade for the second quarter.

Diluted Net Earnings Per Share and Diluted Weighted Average Common Shares Outstanding

        Diluted net earnings per share increased to $5.02 per share for the second quarter of 2008 from $1.65 per share for the same quarter of 2007 due primarily to the increase in net earnings, partially offset by an increase in the diluted weighted average number of shares of outstanding common stock. The increase in the diluted weighted average number of shares of outstanding common stock for the second quarter of 2008 versus the same period of 2007 was due to the impact of stock option exercises and restricted stock grants over the previous twelve months.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Consolidated Operating Results

        Strong market fundamentals, including record high crop prices, expectations of a strong 2008 spring planting season and strong international fertilizer market conditions all contributed to favorable operating conditions for the domestic fertilizer industry during the first half of 2008. These positive market factors were tempered by reduced fertilizer demand as a result of flooding and extended periods of exceptionally wet weather throughout our key Midwest market area. Higher average nitrogen and phosphate fertilizer selling prices and unrealized gains from mark-to-market adjustments on natural gas derivatives, offset somewhat by higher fertilizer raw material costs and higher purchased product costs, contributed to a $458.4 million increase in our gross margin for the six months ended June 30, 2008 as compared to the first half of 2007. Net earnings of $447.4 million for the six months ended June 30, 2008 included a net pre-tax unrealized mark-to-market gain of $152.8 million ($97.8 million after tax) on natural gas derivatives. Net earnings of $150.8 million for the six months ended June 30, 2007 included a net pre-tax unrealized mark-to-market gain of $2.2 million ($1.4 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

        Our net sales increased 38% to $1.8 billion for the six months ended June 30, 2008 from $1.3 billion for the same period in 2007, due to higher average nitrogen and phosphate fertilizer selling prices, offset somewhat by lower nitrogen and phosphate fertilizer sales volume. Average nitrogen and phosphate fertilizer prices increased by 36% and 90%, respectively, for the six months ended June 30, 2008 compared to average prices in the comparable period of 2007. Our total sales volume decreased by 7% or 327,000 tons for the six months ended June 30, 2008 from the 4.64 million tons sold in the first half of 2007. Nitrogen fertilizer sales volume for the first six months of 2008 decreased 282,000 tons, or 8% compared to the same period of 2007, due primarily to lower ammonia and UAN sales. Our total level of phosphate fertilizer sales for the first half of 2008 was 5% lower than in the same period in 2007 due primarily to lower export sales in the second quarter of 2008.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $215 per ton for the six months ended June 30, 2008 compared to $221 per ton in the corresponding period of 2007. This 3% decrease was due primarily to higher unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher realized natural gas costs. Phosphate fertilizer cost of sales averaged $389 per ton for the six months ended June 30, 2008 compared to $237 per ton in the same period of the prior year, an increase of 64%, due mainly to higher sulfur and ammonia costs as well as higher purchased product costs.

        During the first six months of 2008, we sold approximately 3.1 million tons of fertilizer under our Forward Pricing Program, representing approximately 73% of our total fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 2.7 million tons of fertilizer under this program, representing approximately 59% of our total volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 16% to $36.3 million for the six months ended June 30, 2008 compared to $31.2 million in the corresponding period of the prior year. The year-over-year increase in expense for the six months ended June 30, 2008 resulted largely from expenses related to performance-based management incentive compensation, consulting fees, corporate office expense related to maintaining our previous corporate headquarters while the property is marketed for sale, increased compensation expense associated with our stock-based awards and dues for memberships in fertilizer industry groups. See "Critical Accounting Policies and Estimates" in this discussion and analysis for additional information concerning assets held for sale.

Other Operating—Net

        Other operating—net decreased to $1.1 million for the six months ended June 30, 2008 from $2.0 million for the same period of 2007. The decrease was due primarily to a $1.4 million gain on the 2008 second quarter sale of property and equipment at our Donaldsonville, Louisiana nitrogen complex.

Interest—Net

        Net interest income increased $6.2 million to $14.3 million for the six months ended June 30, 2008 from $8.1 million in the same period of 2007. Interest income increased to $15.1 million in 2008 as compared to $8.9 million in 2007 due primarily to higher average balances of invested cash.

CF INDUSTRIES HOLDINGS, INC.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase for the six months ended June 30, 2008 was due to improved CFL operating results which reflect improved market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        The income tax provisions recorded for the six months ended June 30, 2008 and 2007 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the six months ended June 30, 2008 was $246.7 million, or an effective tax rate of 36.0%. This compared with a tax provision of $81.1 million on pre-tax earnings for the six months ended June 30, 2007, or an effective tax rate of 35.0%. The 2008 increase in the effective tax rate results principally from a lower expected impact of the U.S. domestic production activities deduction and an expected reduction of the level of non-taxable interest income earned.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes of $8.9 million for the six months ended June 30, 2008 consists of our share of the operating results of Keytrade for the first six months of 2008.

Diluted Net Earnings Per Share and Diluted Weighted Average Common Shares Outstanding

        Diluted net earnings per share increased to $7.79 per share for the six months ended June 30, 2008 from $2.67 per share for the comparable period of 2007 due primarily to the increase in net earnings, partially offset by an increase in the diluted weighted average number of shares of outstanding common stock. The increase in the diluted weighted average number of shares of outstanding common stock for the six months ended June 30, 2008 versus the same period of 2007 was due to the impact of stock option exercises and restricted stock grants over the last twelve months.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$848.6	$671.5	$177.1	$1,286.4	$1,022.4	$264.0
Cost of sales	486.6	548.7	(62.1)	726.9	808.9	(82.0)

Gross margin	$362.0	$122.8	$239.2	$559.5	$213.5	$346.0
Gross margin percentage	42.7%	18.3%		43.5%	20.9%
Tons of product sold (in thousands)	2,118	2,237	(119)	3,384	3,666	(282)
Sales volumes by product (tons in thousands)
Ammonia	531	679	(148)	606	800	(194)
Urea	804	719	85	1,454	1,385	69
UAN	758	805	(47)	1,297	1,444	(147)
Other nitrogen products	25	34	(9)	27	37	(10)
Average selling price per ton by product
Ammonia	$513	$390	$123	$502	$376	$126
Urea	417	331	86	404	313	91
UAN	313	206	107	301	197	104
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$8.83	$7.61	$1.22	$8.62	$7.59	$1.03
Medicine Hat	8.77	6.52	2.25	8.26	6.43	1.83
Average daily market price of natural
gas (per MMBtu)
Henry Hub (Louisiana)	$11.32	$7.53	$3.79	$9.95	$7.33	$2.62
AECO (Alberta)	10.10	6.46	3.64	8.97	6.37	2.60
Depreciation and amortization	$15.2	$12.1	$3.1	$29.6	$24.5	$5.1
Capital expenditures	$23.1	$10.5	$12.6	$34.1	$16.4	$17.7
Production volume by product (tons in thousands)
Ammonia(2)(3)	813	869	(56)	1,638	1,742	(104)
Granular urea(2)	596	629	(33)	1,198	1,255	(57)
UAN (28%)	684	667	17	1,366	1,340	26

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2008 Compared to the Second Quarter of 2007

         Net Sales.    Nitrogen fertilizer net sales increased $177.1 million to $848.6 million in the second quarter of 2008 compared to $671.5 million in the second quarter of 2007, as higher average selling prices were partially offset by lower sales volume. A tight domestic supply/demand balance and a strong international market caused ammonia prices to increase by 32% for the second quarter of 2008 compared to 2007. Average urea selling prices were 26% higher in the second quarter of 2008 compared to prices in the same period of the prior year due to a strong international market and the impact of an increase in China's urea export tax. Average UAN selling prices were 52% higher due to strong international markets and the effects of an increase in the Chinese export tax on urea. Nitrogen fertilizer sales volume decreased 5% to 2.12 million tons in the second quarter of 2008 compared to 2.24 million tons in the same period of last year. Exceptionally wet spring weather in the Corn Belt and other grain-producing regions caused ammonia sales volume to decline during the second quarter of 2008 compared to the second quarter of 2007. The decrease in UAN sales volume was due primarily to our decision to reduce sales of low-margin purchased UAN. We do not expect this reduction to have a significant impact on our net earnings.

         Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $230 per ton in the second quarter of 2008 compared to $245 per ton in the second quarter of 2007. The 6% decrease was due primarily to higher unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher realized natural gas costs. We recognized a net $83.2 million unrealized mark-to-market gain in the second quarter of 2008 compared to a net $36.3 million unrealized mark-to-market loss in the same period of 2007. Purchased product costs were approximately $36.2 million higher in 2008 than in 2007 due to higher fertilizer prices partially offset by a decrease in the amount of sales volume supported by purchased product. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 22% in the second quarter of 2008 versus the cost in the comparable period of 2007. High crude oil prices, natural gas production outages and below-average storage inventories helped increase natural gas prices relative to the second quarter of the prior year.

        During the second quarter of 2008, we sold approximately 1.5 million tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 72% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 1.6 million tons of nitrogen fertilizers under this program, representing approximately 70% of our nitrogen volume.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

         Net Sales.    Nitrogen fertilizer net sales increased $264.0 million to $1.3 billion for the six months ended June 30, 2008 compared to $1.0 billion for the six months ended June 30, 2007, as higher average selling prices were partially offset by lower sales volume. A tight domestic supply/demand balance and a strong international market caused ammonia prices to increase by 34% for the first six months of 2008 compared to 2007. Average urea selling prices were 29% higher in the first six months of 2008 compared to prices in the same period of the prior year due to strength in the international market. Higher average UAN selling prices reflected the impact of reduced import volume, lower than average producer inventory and stronger conditions in the international market. Nitrogen fertilizer sales volume decreased 8% to 3.38 million tons in the first six months of 2008 compared to 3.67 million tons in the same period of last year. Exceptionally wet spring weather and flooding led to lower pre-plant and side dress applications of ammonia in the Corn Belt and other grain-producing regions. The decision to reduce sales of low-margin purchased UAN was the primary reason for the decline in UAN sales volume.

CF INDUSTRIES HOLDINGS, INC.

         Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $215 per ton for the first six months of 2008 compared to $221 per ton in the same period of 2007. The 3% decrease was due primarily to higher unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by higher purchased product costs and higher realized natural gas costs. We recognized a net $152.8 million unrealized mark-to-market gain for the first six months of 2008 compared to a net $2.2 million unrealized mark-to-market gain in the same period of 2007. Purchased product costs were approximately $57.3 million higher in 2008 than in 2007 due primarily to the higher prices we paid to procure finished fertilizer products for resale. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 18% for the first half of 2008 versus the cost in the comparable period of 2007. Cold temperatures in the first quarter of 2008, along with strong crude oil prices throughout the first half of 2008, helped drive natural gas prices higher relative to the prior year.

        During the first six months of 2008, we sold approximately 2.5 million tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 73% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 2.3 million tons of nitrogen fertilizers under this program, representing approximately 63% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$312.4	$177.4	$135.0	$541.9	$298.9	$243.0
Cost of sales	204.5	122.6	81.9	360.3	229.7	130.6

Gross margin	$107.9	$54.8	$53.1	$181.6	$69.2	$112.4
Gross margin percentage	34.5%	30.9%		33.5%	23.2%
Tons of product sold (in thousands)	456	510	(54)	926	971	(45)
Sales volumes by product (tons in thousands)
DAP	379	406	(27)	763	794	(31)
MAP	77	104	(27)	163	177	(14)
Domestic vs export sales of DAP/MAP (tons in thousands)
Domestic	371	370	1	760	768	(8)
Export	85	140	(55)	166	203	(37)
Average selling price per ton by product
DAP	$696	$349	$347	$594	$307	$287
MAP	629	341	288	544	312	232
Depreciation, depletion and amortization	$9.5	$7.6	$1.9	$20.0	$14.8	$5.2
Capital expenditures	$15.3	$6.9	$8.4	$37.6	$19.6	$18.0
Production volume by product (tons in thousands)
Phosphate rock	947	722	225	1,853	1,586	267
Sulfuric acid	619	670	(51)	1,223	1,259	(36)
Phosphoric acid as P2O5(1)	256	258	(2)	499	483	16
DAP/MAP	523	516	7	996	962	34

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2008 Compared to the Second Quarter of 2007

         Net Sales.    Phosphate fertilizer net sales increased 76% to $312.4 million in the second quarter of 2008 compared to $177.4 million in the second quarter of 2007, due to higher average selling prices, offset somewhat by lower sales volume. Strong worldwide supply/demand factors led to second quarter 2008 average phosphate fertilizer selling prices nearly doubling from the same quarter of 2007. Worldwide supply was affected by lower production resulting from a lack of sulfur availability, as well an increase in China's tax on phosphate exports. Our total level of phosphate fertilizer sales of 456,000 tons in the second quarter of 2008 was 11% less than in the comparable period in 2007 due to lower export sales.

         Cost of Sales.    Phosphate fertilizer cost of sales averaged $448 per ton in the second quarter of 2008 compared to $240 per ton in the same quarter of the prior year. The 87% increase was due mainly to higher sulfur and ammonia costs. Reduced 2008 first quarter supply from domestic refineries

CF INDUSTRIES HOLDINGS, INC.

provided continued strength to the domestic sulfur market, leading to a seven fold increase in average sulfur costs for the second quarter of 2008 versus a year ago. We expect the domestic and international sulfur markets to remain tight for the remainder of 2008 due to strong anticipated demand from phosphate fertilizer and metal producers and continued reduced supply. Both the price and availability of sulfur could negatively impact our future financial results. Ammonia costs were 65% higher in 2008 as compared to 2007 due to a strong international market.

        During the second quarter of 2008, we sold approximately 330,000 tons of phosphate fertilizers under our Forward Pricing Program, representing approximately 72% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 220,000 tons of phosphate fertilizers under this program, representing approximately 43% of our phosphate volume.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

         Net Sales.    Phosphate fertilizer net sales of $541.9 million for the six months ended June 30, 2008 increased by $243.0 million, or 81%, compared to the same period of 2007, due to higher average selling prices. Strong worldwide supply/demand factors led to a 90% increase in average phosphate fertilizer selling prices during the first half of 2008. Our total level of phosphate fertilizer sales of 926,000 tons for the first half of 2008 was 5% lower than in the comparable period in 2007 due primarily to lower export sales in the second quarter of 2008.

         Cost of Sales.    Phosphate fertilizer cost of sales averaged $389 per ton for the first six months of 2008 compared to $237 per ton in the same period of 2007. The 64% increase was due mainly to higher sulfur and ammonia costs, as well as higher cost of product we purchased to supplement production, mainly in the first quarter of 2008. Average sulfur costs for the six months ended June 30, 2008 were approximately six times the cost for 2007 due to continued strong demand for domestic sulfur and the impact of reduced supply from domestic refineries in the first quarter of 2008. Ammonia costs reflected a strong international market, increasing 58% in the first half of 2008 as compared to 2007. Purchased product costs were approximately $11.2 million higher in 2008 compared to the prior year due to higher phosphate fertilizer prices offset somewhat by a decrease in the amount of sales volume supported by purchased products.

        During the first half of 2008, we sold approximately 655,000 tons of phosphate fertilizers under our Forward Pricing Program, representing approximately 71% of our phosphate fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 408,000 tons of phosphate fertilizers under this program, representing approximately 42% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

CF INDUSTRIES HOLDINGS, INC.

Cash Balances

        As of June 30, 2008, we had cash and cash equivalents of $805.8 million, short-term investments of $238.7 million and a $413.4 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program. Short-term investments held at June 30, 2008 consisted of U.S. Treasury Bills with original maturities between three and six months that are reported at fair value. As of December 31, 2007, we had cash and cash equivalents of $366.5 million, short-term investments of $494.5 million (auction rate securities as discussed more fully below) and a $305.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We held investments in available-for-sale high grade tax-exempt auction rate securities at June 30, 2008 and December 31, 2007. During the second quarter of 2008, $36.6 million of our auction rate securities were either redeemed by the issuer or sold at par value. Therefore, as of June 30, 2008, our remaining investments were reported at their fair value of $221.1 million, after reflecting a $10.8 million unrealized holding loss against a par value of $231.9 million, and were classified as noncurrent assets. At December 31, 2007, these investments totaled $494.5 million and were recorded as short-term investments. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and the instrument carries an interest rate based upon certain predefined formulas.

        The tax-exempt auction rate securities that we hold were issued by various state or local governmental entities and include securities that are supported by student loans that are guaranteed under the Federal Family Education Loan Program. In February 2008, the market for auction rate securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market causing the customary auction process to fail. As a result, these are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 4 to our unaudited consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 35% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at June 30, 2008. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and

CF INDUSTRIES HOLDINGS, INC.

other credit enhancements. Based on this valuation, we reflected a $10.8 million pre-tax unrealized holding loss against the historical cost basis of these investments for the six months ended June 30, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is included in the net $221.1 million investment balance in auction rate securities. At June 30, 2008, these investments have been classified as noncurrent on our consolidated balance sheet, based on market developments and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $6 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

        We believe we will ultimately recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of the auction process or otherwise. We do not believe the current market liquidity issues regarding these securities present any operating liquidity issues for us. Our cash, cash equivalents, short-term investments, operating cash flow, and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.8 million as of June 30, 2008 compared to $4.9 million as of December 31, 2007.

        There were no outstanding borrowings or letters of credit under our senior secured credit facility (credit facility) as of June 30, 2008 or December 31, 2007. As of June 30, 2008 and December 31, 2007, we had $249.3 million and $219.8 million available, respectively, under the borrowing formula under our credit facility.

CF INDUSTRIES HOLDINGS, INC.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of June 30, 2008 and December 31, 2007, we had approximately $413.4 million and $305.8 million, respectively, in customer advances on our consolidated balance sheet. As of June 30, 2008 and December 31, 2007, we had approximately 3.2 million tons and 3.0 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months. As of June 30, 2007, we had approximately 2.7 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first six months of both 2008 and 2007, the level of sales under the FPP is affected by many factors, including current market conditions and our customers' perceptions of future market fundamentals. The higher level of sales on order as of June 30, 2008 compared to June 30, 2007 reflects our customers' expectations concerning the fertilizer pricing environment and availability of supply prevalent during that reporting period.

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

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first six months of 2008 was $516.5 million compared to $302.2 million in the same period in 2007. The $214.3 million increase in cash provided by operating activities in 2008 was due primarily to the increase in net earnings and a reduction of $37.3 million in cash used to support working capital between the periods. The $37.3 million reduction of cash used to support working capital is the difference between the $107.4 million positive impact of changes in working capital in the first half of 2008 and the $70.1 million positive change in the same period of 2007. During the first six months of 2008, working capital benefited by a $111.3 million increase in accrued income taxes, a $107.6 million increase in customer advances and a $70.5 million increase in accounts payable and accrued expenses, partially offset by a $137.4 million increase in inventories. The increase in accrued income taxes was due to higher earnings before income taxes. The increase in customer advances was due to higher contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accounts payable and accrued expenses was due primarily to higher sulfur and natural gas prices. The increase in inventories reflects higher quantities of ammonia and phosphate fertilizers held at June 30, 2008, as well as higher per-unit fertilizer manufacturing costs for all products and increased prices for purchased product.

Investing Activities

        Net cash used in investing activities was $51.4 million for the first six months of 2008 compared to $253.5 million in the first half of 2007. The $202.1 million decrease in cash used in investing activities was due primarily to the net sale of investment securities of $23.9 million during the first six months of 2008 as compared to $205.9 million of net purchases of investment securities during the same period of 2007. The proceeds from the sales of investment securities in 2008 were generally invested in cash equivalents. During the second quarter of 2008, we purchased $238.7 million of U.S. Treasury Bills with original maturity dates between three and six months that were classified as short-term investments. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning investment securities. The $33.3 million increase in additions to property, plant and equipment in the first six months of 2008 was due to higher spending on capital projects and plant turnaround-related expenditures. As previously discussed, we made annual contributions of $6.2 million in February of 2008 and $9.4 million in February of 2007 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

        Net cash used in financing activities was $25.5 million in the first six months of 2008 compared to net cash used in financing activities of $20.8 million for the same period of 2007. The $4.7 million increase in cash used in financing activities was due primarily to the impact of higher dividends paid on common stock, partially offset by the net activity related to stock-based compensation. In the first quarter of 2008, the quarterly dividend increased to $0.10 per common share from $0.02 per common share. Distributions to minority interest in 2008 represent one-half of CFL's 2007 net earnings, whereas all of CFL's 2006 net earnings were distributed by June 30, 2007.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Remainder of 2008	2009	2010	2011	2012	After 2012	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	4.8	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	0.1	0.2	—	—	—	—	0.3
Other Obligations
Operating leases	16.2	29.3	25.0	9.1	5.4	8.4	93.4
Equipment purchases and plant improvements	24.0	6.4	16.3	7.7	—	—	54.4
Transportation(3)	47.0	83.5	40.5	16.2	16.9	217.8	421.9
Purchase obligations(4)(5)(6)	486.0	301.8	213.7	9.0	1.6	3.6	1,015.7
Keytrade Commercial Agreement(7)	1.4	2.8	2.8	2.8	2.1	—	11.9
Contributions to pension plans(8)	8.0	—	—	—	—	—	8.0

Total(9)	$582.7	$428.8	$298.3	$44.8	$26.0	$229.8	$1,610.4

(1)
Interest amounts are based on debt balances and interest rates as of June 30, 2008. All our long-term debt was repaid on August 17, 2005.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2008 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at June 30, 2008. Also includes minimum commitments to purchase ammonia, urea and UAN for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of June 30, 2008 and actual prices may differ.

(5)
Liquid markets exist for the possible resale of the natural gas, ammonia, urea and UAN purchased for resale and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(6)
Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with the hedging of natural gas purchases.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K. The following discussion presents information concerning changes to that discussion that occurred during the second quarter of 2008.

Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and in 2007 we relocated our corporate headquarters to Deerfield, Illinois. As of December 31, 2007, the net book value of the Long Grove building and related land ($6.7 million) was classified as assets held for sale. The Long Grove facility consisted of an office building and a parcel of excess land. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building stalled, and we no longer considered it probable that it would be sold within one year. As a result, as of March 31, 2008, we reclassified the carrying value of the building ($6.1 million) back to property, plant and equipment and recognized $0.4 million in the first quarter of 2008 for the associated depreciation for the period of time it was classified as held for sale and reinitiated depreciation. We sold the excess land in July of 2008 and we expect to recognize a pre-tax gain of approximately $4 million in the third quarter of 2008. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion concerning assets held for sale.

CF INDUSTRIES HOLDINGS, INC.

Fair Value Measurements

        We adopted Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements, as of January 1, 2008. We have classified our investments in auction rate securities as Level 3 securities (those measured using significant unobservable inputs) under the provisions of SFAS No. 157. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of June 30, 2008. See Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning fair value measurements.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently adopted pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-2—Effective Date of FASB Statement No. 157. SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Examples of items for which the deferral applies include asset retirement obligations, certain long-lived assets for an impairment assessment, certain assets and liabilities in a business combination, and certain liabilities involved with exit or disposal activities. As of January 1, 2008, we adopted SFAS No. 157 and the partial deferral guidance in FSP No. 157-2. See Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning fair value measurements.

Recently issued pronouncements

  •
  SFAS No. 141 (Revised 2007)—Business Combinations. This Statement applies to business combinations other than joint ventures, asset acquisitions, businesses under common control and not-for-profit organizations. It requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for us for business combinations with an acquisition date after December 31, 2008.

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

  •
  FASB Staff Position (FSP) No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP is effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. We have not yet determined the impact of this FSP on our consolidated financial statements.

  •
  SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect this Statement to have an impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in the valuation of our investments, interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2007 Annual Report on Form 10-K for additional information on market risk.

Investments in Auction Rate Securities

        As of June 30, 2008, we had $221.1 million of investments in auction rate securities consisting primarily of available-for-sale tax exempt auction rate securities issued by various state and local governmental entities, including securities that are backed by student loans that are guaranteed under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 4 and Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we reflected a $10.8 million pre-tax unrealized holding loss against the historical cost basis of these investments as of June 30, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $221.1 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $6 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $2.3 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of June 30, 2008, we had notes payable of approximately $4.8 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $48,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of June 30, 2008, there were no loans outstanding under this credit facility.

        As of June 30, 2008 we had short-term investments of $238.7 million consisting primarily of available for sale U.S. Treasury Bills with original maturity dates between three and six months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $2.4 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling 15.0 million Swiss Francs (CHF) ($17.0 million) as of June 30, 2008. A 100 basis point change in interest rates on this subordinated debt would result in $170,000 change in pre-tax earnings on an annual basis assuming the exchange rate at June 30, 2008.

CF INDUSTRIES HOLDINGS, INC.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL and to changes in the value of the Swiss Franc as a result of our 50% common equity interest in Keytrade. We have made advances to CFL and Keytrade of $9.6 million Canadian Dollars and $15.0 million CHF, respectively. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL or Keytrade.

Commodity Prices

        We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of June 30, 2008, 48.3 million MMBtus of natural gas were hedged, all of which related to sales contracted to be sold through our Forward Pricing Program. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $48.3 million. All of the 39.1 million MMBtus of natural gas hedged as of December 31, 2007 was related to sales contracted to be sold through our Forward Pricing Program.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Our 2008 annual meeting of stockholders was held on May 13, 2008, for the purpose of (1) electing three members of the board of directors to serve until the 2011 annual meeting of stockholders and (2) ratifying the selection of KPMG LLP as our independent registered public accounting firm for 2008.

        At the meeting, the following persons were elected to the board of directors, each for a term to expire at the 2011 annual meeting of stockholders:

	Number of Votes
Nominee	For	Withheld
Wallace W. Creek	46,638,405	2,875,380
William Davisson	42,571,209	6,942,576
Stephen R. Wilson	44,038,022	5,475,763

        The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year 2008 with 49,012,492 votes cast for ratification, 471,267 votes cast against ratification and 30,026 abstentions.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 49 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 4, 2008	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 4, 2008	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.