Form 10-Q
period 2008-09-30
CF Industries Holdings, Inc.
filed 2008-11-04
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32597

CF INDUSTRIES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Parkway North, Suite 400 Deerfield, Illinois	60015 (Zip Code)
(Address of principal executive offices)

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

        56,859,631 shares of the registrant's common stock, $0.01 par value per share, were outstanding at September 30, 2008.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net sales	$1,020.8	$582.9	$2,849.1	$1,904.2
Cost of sales	899.9	431.6	1,987.1	1,470.2

Gross margin	120.9	151.3	862.0	434.0
Selling, general and administrative	16.7	16.6	53.0	47.8
Other operating—net	1.6	(3.2)	2.7	(1.2)

Operating earnings	102.6	137.9	806.3	387.4
Interest expense	0.4	0.5	1.2	1.3
Interest income	(6.7)	(6.4)	(21.8)	(15.3)
Minority interest	29.5	11.6	67.1	38.2
Other non-operating—net	3.4	(0.4)	(1.4)	(1.3)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	76.0	132.6	761.2	364.5
Income tax provision	27.5	46.1	274.2	127.2
Equity in earnings (loss) of unconsolidated affiliates— net of taxes	(1.4)	—	7.5	—

Net earnings	$47.1	$86.5	$494.5	$237.3

Net earnings per share:
Basic	$0.84	$1.55	$8.78	$4.28

Diluted	$0.82	$1.52	$8.60	$4.19

Weighted average common shares outstanding:
Basic	56.4	55.6	56.3	55.4

Diluted	57.5	56.9	57.5	56.6

Dividends declared per common share	$0.10	$0.02	$0.30	$0.06

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Net earnings	$47.1	$86.5	$494.5	$237.3
Other comprehensive income (loss):
Foreign currency translation adjustment—no tax effect	(1.1)	1.7	(1.8)	3.7
Defined benefit plans—net of taxes	0.4	0.2	1.2	0.8
Unrealized gain (loss) on securities—net of taxes	(0.8)	(0.1)	(8.0)	—

	(1.5)	1.8	(8.6)	4.5

Comprehensive income	$45.6	$88.3	$485.9	$241.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$828.4	$366.5
Short-term investments	323.8	494.5
Accounts receivable	154.0	148.7
Inventories	617.2	231.7
Prepaid income taxes	81.7	—
Deferred income taxes	0.6	—
Assets held for sale	—	6.7
Other	35.8	31.0

Total current assets	2,041.5	1,279.1
Property, plant and equipment—net	665.1	623.6
Goodwill	0.9	0.9
Asset retirement obligation escrow account	28.7	21.9
Investments in and advances to unconsolidated affiliates	49.3	41.6
Investments in auction rate securities	190.2	—
Other assets	42.8	45.4

Total assets	$3,018.5	$2,012.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$230.0	$210.4
Income taxes payable	—	2.6
Customer advances	578.1	305.8
Deferred income taxes	—	30.7
Distributions payable to minority interest	27.0	57.6
Other	125.3	22.2

Total current liabilities	960.4	629.3

Notes payable	4.6	4.9
Deferred income taxes	115.2	32.1
Other noncurrent liabilities	161.7	141.9
Contingencies (Note 17)
Minority interest	80.3	17.3
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2008—56,859,631 and 2007—56,245,418 shares issued and outstanding	0.6	0.6
Paid-in capital	831.1	790.8
Retained earnings	894.4	416.8
Accumulated other comprehensive loss	(29.8)	(21.2)

Total stockholders' equity	1,696.3	1,187.0

Total liabilities and stockholders' equity	$3,018.5	$2,012.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(in millions)
Operating Activities:
Net earnings	$494.5	$237.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	67.1	38.2
Depreciation, depletion and amortization	75.7	61.1
Deferred income taxes	54.2	18.4
Stock compensation expense	6.6	7.4
Excess tax benefit from stock-based compensation	(23.8)	(5.1)
Unrealized loss (gain) on derivatives	98.2	(4.1)
Gain on disposal of property, plant and equipment	(5.9)	—
Equity in earnings of unconsolidated affiliates—net of taxes	(7.5)	—
Changes in:
Accounts receivable	(9.9)	(22.6)
Margin deposits	(22.5)	11.1
Inventories	(386.6)	(58.8)
Prepaid product and expenses	15.3	(5.5)
Accrued income taxes	(58.7)	(1.7)
Accounts payable and accrued expenses	23.5	(2.9)
Product exchanges—net	7.3	1.3
Customer advances—net	272.3	230.0
Other—net	14.1	(0.5)

Net cash provided by operating activities	613.9	503.6

Investing Activities:
Additions to property, plant and equipment	(111.3)	(77.8)
Proceeds from the sale of property, plant and equipment	7.4	4.0
Purchases of investment securities	(638.2)	(803.1)
Sales and maturities of investment securities	607.0	425.8
Deposit to asset retirement obligation escrow account	(6.2)	(9.4)
Other—net	1.2	1.2

Net cash used in investing activities	(140.1)	(459.3)

Financing Activities:
Dividends paid on common stock	(16.9)	(3.3)
Distributions to minority interest	(28.4)	(30.0)
Issuances of common stock under employee stock plans	9.9	10.6
Excess tax benefit from stock-based compensation	23.8	5.1
Other—net	—	(0.3)

Net cash used in financing activities	(11.6)	(17.9)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	1.2

Increase in cash and cash equivalents	461.9	27.6
Cash and cash equivalents at beginning of period	366.5	25.4

Cash and cash equivalents at end of period	$828.4	$53.0

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

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include net realizable value of inventories, the ultimate settlement costs of asset retirement obligations, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees. Actual results could differ from these estimates.

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

  •
  FSP No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this guidance as of September 30, 2008 did not have a material impact on our consolidated financial statements. For additional information, see Note 4—Fair Value Measurements.

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

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding

CF INDUSTRIES HOLDINGS, INC.

    the interests of the parent and its noncontrolling interest. The Statement is effective for the Company beginning January 1, 2009. Upon adoption of SFAS No. 160, the presentation and reporting of the minority interest related to Canadian Fertilizers Limited will change to reflect the new requirements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement enhances the disclosure requirements for derivative instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement is effective for the Company beginning January 1, 2009. We do not expect this Statement to have a material impact on our consolidated financial statements and disclosures.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP is effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. We do not expect this FSP to have a material impact on our consolidated financial statements.

  •
  SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective November 15, 2008. We do not expect this Statement to have an impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance as of September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Available-for-sale short-term investments	$323.8	$323.8	$—	$—
Unrealized gains on natural gas derivatives	0.3	—	0.3	—
Asset retirement obligation escrow account	28.7	28.7	—	—
Investments in auction rate securities	190.2	—	—	190.2
Nonqualified employee benefit trust	10.0	10.0	—	—

Total assets at fair value	$553.0	$362.5	$0.3	$190.2

Unrealized losses on natural gas derivatives	$119.3	$—	$119.3	$—

Total liabilities at fair value	$119.3	$—	$119.3	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

         Short-term Investments—As of September 30, 2008, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and six months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

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

         Investments in Auction Rate Securities—Our investments in Auction Rate Securities consist entirely of securities supported by student loans. These underlying securities have stated maturities of between 10 and 40 years, were originated primarily under the Federal Family Education Loan Program (FFELP), and are guaranteed by entities affiliated with governmental entities. Our auction rate

CF INDUSTRIES HOLDINGS, INC.

securities are accounted for as available-for-sale securities. In the first quarter of 2008, due to illiquidity in the market for auction rate securities, we classified these securities as noncurrent assets. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under the guidance of SFAS 157. See Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Investments in auction rate securities
(in millions)
Fair value, January 1, 2008	$—
Transfers into Level 3	268.5
Sales and redemptions	(66.2)
Unrealized losses included in other comprehensive income	(12.1)

Fair value, September 30, 2008	$190.2

CF INDUSTRIES HOLDINGS, INC.

5.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions, except per share amounts)
Net earnings available to common stockholders	$47.1	$86.5	$494.5	$237.3

Basic earnings per common share:
Weighted average common shares outstanding	56.4	55.6	56.3	55.4

Net earnings	$0.84	$1.55	$8.78	$4.28

Diluted earnings per common share:
Weighted average common shares outstanding	56.4	55.6	56.3	55.4
Dilutive common shares:
Stock options	1.0	1.2	1.1	1.1
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average shares outstanding	57.5	56.9	57.5	56.6

Net earnings	$0.82	$1.52	$8.60	$4.19

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

        Net periodic benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$1.6	$1.7	$4.9	$5.1
Interest cost on projected benefit obligation	3.6	3.4	10.8	10.1
Expected return on plan assets	(4.0)	(3.6)	(12.1)	(10.7)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of actuarial loss	0.1	0.4	0.4	1.4

Net periodic benefit cost	$1.4	$2.0	$4.1	$6.0

Retiree Medical
Service cost for benefits earned during the period	$0.4	$0.3	$1.8	$0.9
Interest cost on projected benefit obligation	0.6	0.4	1.6	1.3
Amortization of transition obligation	0.1	0.1	0.3	0.3
Amortization of actuarial loss	—	0.1	0.2	0.2

Net periodic benefit cost	$1.1	$0.9	$3.9	$2.7

        Our estimated aggregate pension funding contribution for 2008 is $10 million.

CF INDUSTRIES HOLDINGS, INC.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We recognized expense for these plans of $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. Included in the amounts recognized as expense for the three and nine months ended September 30, 2008 was $0.2 million and $0.4 million, respectively, of amortization for amounts included in our accumulated other comprehensive loss.

7.     Income Taxes

        The income tax provisions recorded for the three and nine months ended September 30, 2008 and 2007 were determined in accordance with the requirements of APB Opinion No. 28—Interim Financial Reporting, FIN No. 18—Accounting for Income Taxes in Interim Periods, SFAS No. 109—Accounting for Income Taxes, and FIN No. 48—Accounting for Uncertainty in Income Taxes.

        In connection with our initial public offering (IPO) in August 2005, we entered into a net operating loss agreement (NOL Agreement) with our pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        In the third quarter of 2008, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased from $0.2 million at December 31, 2007 to $73.4 million at September 30, 2008. The amount of unrecognized tax benefits at September 30, 2008 which, if recognized, would affect our effective tax rate, is $27.5 million. The remainder of the unrecognized tax benefits, if received, will be payable to the pre-IPO owners under the NOL Agreement. We believe that it is reasonably possible that the amounts of unrecognized tax benefits related to the utilization of the NOLs may change significantly within the next twelve months, increasing due to further utilization of the remaining NOLs or decreasing due to possible review of amended income tax returns by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible increases or decreases cannot be made.

CF INDUSTRIES HOLDINGS, INC.

8.     Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Cash	$12.2	$9.1
Cash equivalents:
Federal government obligations	765.7	325.4
Other debt securities	50.5	32.0

Total cash and cash equivalents	$828.4	$366.5

Short-term investments:
Federal government obligations	$323.8	$—
Tax-exempt auction rate securities	—	494.5

Total short-term investments	$323.8	$494.5

Noncurrent investments in auction rate securities:
Tax-exempt auction rate securities	$190.2	$—

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

Cash and Cash Equivalents

        At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $828.4 million and $366.5 million, respectively, consisting primarily of U.S. Treasury Bills.

Short-term Investments and Investments in Auction Rate Securities

        As of September 30, 2008, our short-term investments of $323.8 million consisted of U.S. Treasury Bills with original maturities between three and six months. As of December 31, 2007, our short-term investments of $494.5 million were generally available-for-sale high grade tax-exempt auction rate securities that were issued by various state or local governmental entities, including securities backed by student loans that were primarily originated under the Federal Family Education Loan Program.

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

        In February 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market, causing the traditional auction process to fail. As a result, it was determined that these investments were no longer liquid and we would not be able to access these funds until such time as an auction of

CF INDUSTRIES HOLDINGS, INC.

these investments is successful, a buyer is found outside of the auction process, and/or the securities are redeemed by the issuer.

        During the second and third quarters of 2008, $66.2 million of our auction rate securities has been either redeemed by the issuer or sold at par value. Therefore, as of September 30, 2008, our remaining investments in available-for-sale high grade tax-exempt auction rate securities were reported at a fair value of $190.2 million after reflecting a $12.1 million unrealized holding loss against a par value of $202.3 million. The unrealized holding loss has been reported in other comprehensive income. We valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet. The underlying securities for these investments are student loans that have stated maturities of between 10 and 40 years. We believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and we presently intend to hold the securities until such time. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements.

9.     Inventories

        Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Fertilizer	$552.5	$190.5
Raw materials, spare parts and supplies	64.7	41.2

	$617.2	$231.7

10.   Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and entered into a long-term lease for a new corporate office facility in Deerfield, Illinois. In 2007, we relocated our corporate headquarters to the Deerfield facility and classified our Long Grove facility as an asset held for sale in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. The Long Grove facility consisted of an office building and a parcel of excess land. During 2007, we were in active negotiations with potential buyers and had determined that the building and excess land met the criteria in SFAS No. 144 for such classification. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building failed to progress, causing us to no longer consider it probable that the building would be sold within one year. As a result we reclassified $6.1 million, the carrying value of the building, back to property, plant and equipment. In July 2008, we completed the sale of the excess land at our Long Grove facility and recognized a pre-tax gain of $4.3 million in the third quarter. These assets are included within our Other segment in Note 18—Segment Disclosures.

CF INDUSTRIES HOLDINGS, INC.

11.   Investments in and Advances to Unconsolidated Affiliates

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also own certain non-voting preferred shares of Keytrade and have provided additional subordinated financing. The investment provides us with a global platform for marketing and sourcing fertilizer. Keytrade is our exclusive exporter of phosphate fertilizer products from North America. Keytrade is also our exclusive importer of UAN products into North America and has begun using two leased UAN terminals in the Mid-Atlantic region that we had previously used. We account for Keytrade as an equity method investment. Changes in our investment in and advances to Keytrade are as follows:

(in millions)
Balance as of December 31, 2007	$41.6
Equity in earnings of unconsolidated affiliates—net of taxes	7.5
Effect of exchange rate changes	0.2

Balance as of September 30, 2008	$49.3

        At September 30, 2008, the amount of consolidated retained earnings that represents our undistributed earnings of Keytrade is $9.1 million.

        We have outstanding advances to Keytrade of $13.4 million in the form of subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. We recognized $0.1 million and $0.4 million in interest income on advances to Keytrade for the three and nine months ended September 30, 2008, respectively. The carrying value of our advances to Keytrade approximates fair value.

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

        The changes in our ARO obligations from December 31, 2007 to September 30, 2008 are summarized below:

(in millions)
Obligation at December 31, 2007	$89.4
Accretion expense	4.8
Liabilities incurred	2.1
Expenditures	(6.8)
Changes in estimate	10.2

Obligation at September 30, 2008	$99.7

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes closure and post-closure monitoring for the active stack at Plant City, the Bartow stack that is in the process of closure, cooling

CF INDUSTRIES HOLDINGS, INC.

ponds at Bartow and Plant City and water treatment at Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        The $10.2 million change in estimate recorded in the third quarter of 2008 relates to the phosphogypsum stack and cooling pond at our Bartow facility, and land reclamation at our Hardee County phosphate rock mine. Of this amount, $6.7 million was recognized as a charge to cost of sales and $3.5 million was recognized as an increase in fixed assets. The Bartow changes result primarily from recently mandated changes in the scope and timing of the cooling pond closure due to reclassification of a nearby river by the Florida Department of Environmental Protection (FDEP) to an "impaired waterbody" status, which necessitated changes to our closure plans. With regard to the Hardee phosphate rock mine, during the third quarter we completed a review of projected reclamation costs due to changes in costs of earth moving and landscape development activities. We also refined our estimate of the number of mined acres to be reclaimed which increased our reclamation obligation at the Hardee mine.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Current portion	$10.9	$15.0
Noncurrent portion	88.8	74.4

	$99.7	$89.4

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarters of 2008 and 2007, we made annual contributions of $6.2 million and $9.4 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next eight years, we expect to contribute between $4 million and $5 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 4% on invested funds. Our estimate of the amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $79 million. After 2016, contributions to the fund are estimated to average approximately $3 million annually for the following 17 years. The balance in the account is estimated to reach approximately $212 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the State of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to fund settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

        We will also be required to demonstrate financial assurance for reclamation, and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

CF INDUSTRIES HOLDINGS, INC.

13.   Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with a bank syndicate led by JPMorgan Chase provides CF Industries, Inc. (the Borrower) with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana. For additional information on the credit facility, refer to Note 22—Credit Agreement, in our 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008. As of September 30, 2008, there was $186.0 million of available credit. There were no borrowings outstanding under the credit facility.

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

        We account for derivatives under SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities, as amended by subsequent standards. Under these standards, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under SFAS No. 133. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of sales.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Realized gains (losses)	$0.5	$(32.9)	$49.4	$(50.6)
Unrealized mark-to-market gains (losses)	(251.0)	1.9	(98.2)	4.1

Net derivative losses	$(250.5)	$(31.0)	$(48.8)	$(46.5)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments.

	September 30, 2008	December 31, 2007
	(in millions)
Unrealized gains in other current assets	$0.1	$1.2
Unrealized gains in noncurrent assets	0.2	—
Unrealized losses in other current liabilities	(119.1)	(22.0)
Unrealized losses in noncurrent liabilities	(0.2)	—

Net unrealized derivative gains (losses)	$(119.0)	$(20.8)

        As of September 30, 2008 and December 31, 2007, we had open derivative contracts for 33.4 million MMBtus and 39.1 million MMBtus, respectively, of natural gas.

15.    Stock-Based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (Plan). These awards, which are nonqualified stock options and restricted stock, are accounted for in accordance with SFAS No. 123R—Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. We estimate the fair value of each stock option award using the Black-Scholes option valuation model. The fair value of the restricted stock is equal to the closing market price of our common stock on the date of grant.

        At September 30, 2008, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $121.0 million. At December 31, 2007, we had 2.3 million stock options outstanding with an aggregate intrinsic value of $208.6 million.

        During the three months ended September 30, 2008, we granted 104,770 stock options and 20,480 shares of restricted stock to employees under the Plan. The weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the three months ended September 30, 2008 was $63.61 and $125.33, respectively. During the six months ended June 30, 2008, we also granted 3,318 shares of restricted stock to non-management members of our Board of Directors under the Plan. The combined weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the nine months ended September 30, 2008 was $63.61 and $126.96, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in millions)
Stock-based compensation expense	$2.1	$3.3	$6.6	$7.4
Income tax benefit	(0.8)	(1.3)	(2.5)	(2.9)

Stock-based compensation expense, net of income taxes	$1.3	$2.0	$4.1	$4.5

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $8.9 million as of September 30, 2008, which will be recognized as expense over a weighted-average period of 2.5 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $3.9 million as of September 30, 2008, which will be recognized as expense over a weighted-average period of 2.3 years.

        During the three and nine months ended September 30, 2008, 0.4 million and 0.6 million stock options were exercised with a pre-tax intrinsic value of $40.3 million and $68.5 million, respectively. Cash received from stock option exercises for the three and nine months ended September 30, 2008 was $5.9 million and $9.9 million, respectively. At September 30, 2008, 1.4 million stock options were exercisable with an aggregate intrinsic value of $104.4 million. At December 31, 2007, 1.0 million stock options were exercisable with an intrinsic value of $97.4 million.

        An excess tax benefit is generally realized when the fair value of the stock award on the exercise or vesting date exceeds the fair value on the grant date. As a result, the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three and nine months ended September 30, 2008 were $13.6 million and $23.8 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

16.    Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(12.5)	—	(12.5)
Reclassification to earnings	—	(0.5)	1.4	0.9
Deferred taxes and other changes	(1.8)	5.0	(0.2)	3.0

Balance at September 30, 2008	$(0.8)	$(7.5)	$(21.5)	$(29.8)

Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Unrealized holding loss on securities	—	(0.1)	—	(0.1)
Reclassification to earnings	—	0.2	2.4	2.6
Deferred taxes and other changes	3.7	(0.1)	(1.6)	2.0

Balance at September 30, 2007	$0.8	$0.4	$(30.1)	$(28.9)

        The $12.5 million in pre-tax unrealized holding loss on securities in 2008 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities, see Note 4—Fair Value Measurements and Note 8—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities.

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

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. If the EPA's position is eventually upheld, the Company could be required to modify its practices with respect to the reuse of process water in its ammoniated phosphate fertilizer plants, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. Based on recent testing, the Company believes that without having to incur material expenditures, we can replace the process water as a scrubbing medium at the ammoniated phosphate fertilizer plants and maintain compliance with Plant City's air permit, thus addressing on a going- forward basis the alleged violation relating to the reuse of process water in the ammoniated fertilizer plants. However, if the Company is still required to comply with the full array of RCRA regulations with respect to the process water system, it could incur material capital and operating expenditures or may be required to cease operation of the water recirculating system if it is determined that it does not meet RCRA standards. This would cause a significant disruption of the operations of the Plant City facility.

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

        As a result of the factors discussed above, we cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Plant City environmental matters, and therefore, we cannot determine if the ultimate outcome of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

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

Other

        As a result of Hurricane Gustav in September 2008, our nitrogen fertilizer complex in Donaldsonville, Louisiana was shut down and sustained relatively minor property damage. The Company has insurance coverage including property damage coverage and business interruption coverage for which claims are expected to be filed in the coming months. Given the complex nature of the event, the claims process will entail a significant amount of data preparation, analysis, and negotiation with claims adjusters. Any recovery under our insurance coverage will depend on the determination of the amount of property damage and the value of lost profits which will consider, among other things, the lost production and the foregone margin opportunity. The amounts to be recovered under the various insurance coverages cannot be determined at this time, and we cannot reasonably estimate the impact of such recoveries on the Company's financial position, results of operations or cash flows.

18.    Segment Disclosures

        We are organized and managed based primarily on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen and phosphate fertilizer businesses. The Company's management uses gross margin to evaluate segment performance and allocate resources. Selling, general and administrative expenses; other operating and non-operating expenses; interest; as well as income tax expense, are managed centrally and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2008 and 2007 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2008
Net sales
Ammonia	$63.4	$—	$63.4
Urea	326.0	—	326.0
UAN	208.6	—	208.6
DAP	—	380.9	380.9
MAP	—	40.8	40.8
Other	1.1	—	1.1

	599.1	421.7	1,020.8
Cost of sales	669.6	230.3	899.9

Gross margin	$(70.5)	$191.4	$120.9

Three months ended September 30, 2007
Net sales
Ammonia	$42.9	$—	$42.9
Urea	206.3	—	206.3
UAN	138.8	—	138.8
DAP	—	152.6	152.6
MAP	—	41.5	41.5
Other	0.8	—	0.8

	388.8	194.1	582.9
Cost of sales	308.6	123.0	431.6

Gross margin	$80.2	$71.1	$151.3

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2008
Net sales
Ammonia	$367.8	$—	$367.8
Urea	912.8	—	912.8
UAN	599.6	—	599.6
DAP	—	834.1	834.1
MAP	—	129.5	129.5
Other	5.3	—	5.3

	1,885.5	963.6	2,849.1
Cost of sales	1,396.5	590.6	1,987.1

Gross margin	$489.0	$373.0	$862.0

Nine months ended September 30, 2007
Net sales
Ammonia	$343.5	$—	$343.5
Urea	639.8	—	639.8
UAN	423.4	—	423.4
DAP	—	396.4	396.4
MAP	—	96.6	96.6
Other	4.5	—	4.5

	1,411.2	493.0	1,904.2
Cost of sales	1,117.5	352.7	1,470.2

Gross margin	$293.7	$140.3	$434.0

        Assets at September 30, 2008 and December 31, 2007, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2008	$794.1	$649.4	$1,575.0	$3,018.5
December 31, 2007	$593.9	$493.5	$925.1	$2,012.5

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, and investments in auction rate securities. The Other category also includes potash fertilizer inventory with a value of $107.6 million at September 30, 2008 that we have begun to source from a third party supplier. As of that date, no potash sales had been made.

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

CF INDUSTRIES HOLDINGS, INC.

        Effective July 1, 2008, we entered into a new multi-year supply contract with GROWMARK (Supply Agreement) that lasts until June 30, 2013. The term will be extended automatically for successive one-year periods unless a termination notice is given by either party. The Supply Agreement specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell and GROWMARK is obligated to purchase during the first contract year. Thereafter, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not more than 105% of the prior year's sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by GROWMARK which is not less than 65% nor more than 100% of the then applicable sales target volume. The Supply Agreement also contains reciprocal "meet or release" provisions pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provisions may not, however, reduce the requirement volume.

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

20.    Subsequent Event

        On October 22, 2008, our Board of Directors approved a program to repurchase up to $500 million of the Company's common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2008 Compared to the Third Quarter of 2007

  •
  Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

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

Financial Executive Summary

  •
  We reported net earnings of $47.1 million in the third quarter of 2008 compared to net earnings of $86.5 million in the same quarter of 2007. Our results for the third quarter of 2008 included a net $251.0 million pre-tax unrealized mark-to-market loss ($165.4 million after tax) on natural gas derivatives. Net earnings of $86.5 million for the third quarter of 2007 included a net $1.9 million pre-tax unrealized mark-to-market gain ($1.2 million after tax) on natural gas derivatives.

  •
  Our gross margin decreased $30.4 million to $120.9 million in the third quarter of 2008 compared to $151.3 million in the same quarter of 2007. The decrease in gross margin resulted mainly from unrealized losses from mark-to-market adjustments on natural gas derivatives and higher fertilizer raw material costs, partially offset by higher average nitrogen and phosphate fertilizer selling prices.

  •
  Our net sales increased 75% to $1.0 billion in the third quarter of 2008 compared to $582.9 million in the third quarter of 2007. The increase reflected higher average nitrogen and phosphate fertilizer selling prices. A 104,000 ton decrease in fertilizer sold during the third quarter of 2008 resulted in total sales volume of 1.74 million tons compared to 1.84 million tons sold in the comparable quarter of the prior year.

  •
  We paid cash dividends of $5.6 million in the third quarter of 2008, an increase of $4.5 million from the third quarter of 2007.

  •
  Net earnings of $494.5 million for the nine months ended September 30, 2008 were $257.2 million greater than net earnings of the comparable period of 2007. The increase in net earnings was due to higher average nitrogen and phosphate fertilizer selling prices, partially offset by higher fertilizer raw material costs, higher purchased product costs and unrealized losses from mark-to-market adjustments on natural gas derivatives. Our results for the nine months ended September 30, 2008 included a net pre-tax unrealized mark-to-market loss of $98.2 million ($63.1 million after tax) on natural gas derivatives. Net earnings of $237.3 million for the nine months ended September 30, 2007 included a net pre-tax unrealized mark-to-market gain of $4.1 million ($2.6 million after tax) on natural gas derivatives.

  •
  On August 30, 2008 we implemented an orderly shutdown of our Donaldsonville, Louisiana nitrogen complex in anticipation of Hurricane Gustav, which struck the region on September 1, 2008. Although the Donaldsonville complex suffered only minor damage, the hurricane caused substantial damage to the electrical power distribution system in the region causing the complex to be without power until September 8, 2008. Production units were progressively brought back online and all production units were operational by September 24, 2008. Total lost production as a result of the storm consisted of about 40,000 shippable tons of ammonia, 100,000 tons of urea and 31,000 tons of UAN (28%) solution. We do not expect this production disruption to impact our ability to meet our sales commitments. The cost of repairs and incremental expenses was approximately $4 million, which has been charged to cost of sales in the third quarter. Additionally, approximately $7 million of fixed overhead costs at the Donaldsonville complex were charged directly to cost of sales due to the shutdown. We have insurance coverage for

CF INDUSTRIES HOLDINGS, INC.

    property damage and business interruption claims. Any recovery under our insurance coverage will depend on the determination of the amount of property damage and the value of lost profits which will consider, among other things, the lost production and the foregone margin opportunity. The amounts to be recovered under the various insurance coverages cannot be determined at this time, and we cannot reasonably estimate the impact of such recoveries on our financial position, results of operations or cash flows.

  •
  On October 22, 2008, our Board of Directors approved a program to repurchase up to $500 million of our common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors.

Results of Consolidated Operations

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except per share amounts)
Net sales	$1,020.8	$582.9	$437.9	$2,849.1	$1,904.2	$944.9
Cost of sales	899.9	431.6	468.3	1,987.1	1,470.2	516.9

Gross margin	120.9	151.3	(30.4)	862.0	434.0	428.0
Selling, general and administrative	16.7	16.6	0.1	53.0	47.8	5.2
Other operating—net	1.6	(3.2)	4.8	2.7	(1.2)	3.9

Operating earnings	102.6	137.9	(35.3)	806.3	387.4	418.9
Interest expense	0.4	0.5	(0.1)	1.2	1.3	(0.1)
Interest income	(6.7)	(6.4)	(0.3)	(21.8)	(15.3)	(6.5)
Minority interest	29.5	11.6	17.9	67.1	38.2	28.9
Other non-operating—net	3.4	(0.4)	3.8	(1.4)	(1.3)	(0.1)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	76.0	132.6	(56.6)	761.2	364.5	396.7
Income tax provision	27.5	46.1	(18.6)	274.2	127.2	147.0
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(1.4)	—	(1.4)	7.5	—	7.5

Net earnings	$47.1	$86.5	$(39.4)	$494.5	$237.3	$257.2

Diluted net earnings per share	$0.82	$1.52	$(0.70)	$8.60	$4.19	$4.41
Weighted average diluted common shares outstanding	57.5	56.9	0.6	57.5	56.6	0.9

Third Quarter of 2008 Compared to the Third Quarter of 2007

Consolidated Operating Results

        Our robust operating results in the third quarter of 2008 reflected continued strength in the domestic and international markets as compared to 2007. Our total gross margin decreased by $30.4 million to $120.9 million for the third quarter of 2008 from $151.3 million for the same period in 2007, as a strong fertilizer pricing environment was offset by unrealized losses from mark-to-market adjustments on natural gas derivatives and higher fertilizer raw material costs. Net earnings of

CF INDUSTRIES HOLDINGS, INC.

$47.1 million for the third quarter of 2008 included a net pre-tax unrealized mark-to-market loss of $251.0 million ($165.4 million after tax) on natural gas derivatives. Net earnings of $86.5 million for the third quarter of 2007 included a net pre-tax unrealized mark-to-market gain of $1.9 million ($1.2 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 75% to $1.0 billion in the third quarter of 2008 from $582.9 million in the third quarter of 2007 due to higher average nitrogen and phosphate fertilizer selling prices partially offset by lower nitrogen and phosphate fertilizer sales volume. In the third quarter of 2008, average nitrogen fertilizer selling prices increased by 62% while average phosphate fertilizer selling prices increased by 136% compared to the same quarter of 2007. Our total sales volume decreased by 6% in the third quarter of 2008 to 1.74 million tons compared to 1.84 million tons sold in the third quarter of the prior year. Nitrogen fertilizer sales volume in the third quarter of 2008 decreased 64,000 tons, or 5%, compared to the same period of 2007, due primarily to lower urea sales. Our total level of phosphate fertilizer sales in the third quarter of 2008 decreased by 40,000 tons, or 8%, from the level sold during the same period in 2007 due primarily to lower domestic sales.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $522 per ton in the third quarter of 2008 compared to $229 per ton in the same quarter of 2007. This 128% increase was due primarily to higher unrealized losses from mark-to-market adjustments on natural gas derivatives, higher realized natural gas costs, higher purchased product costs and costs from Hurricane Gustav. Phosphate fertilizer cost of sales averaged $504 per ton in the third quarter of 2008 compared to $248 per ton in the third quarter of the prior year, an increase of 103%, due mainly to higher sulfur and ammonia costs.

        During the third quarter of 2008, we sold approximately 1.2 million tons of fertilizer under our Forward Pricing Program, representing approximately 69% of our total fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 932,000 tons of fertilizer under this program, representing approximately 51% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses of $16.7 million for the third quarter of 2008 approximated the level in the corresponding quarter of the prior year. A decrease in stock compensation expense was offset by higher legal and corporate office expenses, including the cost of maintaining our prior corporate headquarters and higher consulting fees and dues.

Other Operating—Net

        Other operating—net was $1.6 million of expense in the third quarter of 2008 compared to $3.2 million of income in the third quarter of 2007, an increase in expense of $4.8 million. This increase in expense is primarily related to a $4.6 million charge to recognize revised cost estimates to close the cooling pond and phosphogypsum stack system at our closed Bartow, Florida facility. Both the third quarter of 2008 and 2007 include gains that were recognized upon the sale of certain closed facilities. In the third quarter of 2008, we sold the excess land at our previous headquarters location in Long Grove, Illinois, and in the third quarter of 2007, we sold a warehouse and a parcel of land at Bartow. See "Critical Accounting Policies and Estimates" in this discussion and analysis for additional information concerning assets held for sale. For a detailed explanation of the accounting for AROs at

CF INDUSTRIES HOLDINGS, INC.

Bartow, please refer to Note 12 to our unaudited consolidated financial statements included in this Form 10-Q and Note 9 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K.

Interest—Net

        Net interest income increased to $6.3 million in the third quarter of 2008, from $5.9 million in the third quarter of 2007, due primarily to higher average balances of invested cash.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% holder of CFL's common and preferred shares.

Income Taxes

        The income tax provisions recorded for the three months ended September 30, 2008 and 2007 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the third quarter of 2008 was $27.5 million, or an effective tax rate of 36.2%. This compared with a tax provision of $46.1 million on pre-tax earnings for the third quarter of 2007, or an effective tax rate of 34.8%. The increase in the effective tax rate for 2008 versus 2007 is principally due to reduced non-taxable interest income and tax expense resulting from tax return positions taken by the Company. See Note 7 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion. These increases in the effective tax rate were offset by the cumulative effect of adjusting to a lower estimated annual effective tax rate in the third quarter from that used through the second quarter of 2008.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in loss of unconsolidated affiliates—net of taxes of $1.4 million in the third quarter of 2008 consists of our share of the operating results of Keytrade for the third quarter.

Diluted Net Earnings Per Share and Weighted Average Diluted Common Shares Outstanding

        Diluted net earnings per share decreased to $0.82 per share for the third quarter of 2008 from $1.52 per share for the same quarter of 2007 due primarily to the decrease in net earnings, as well as an increase in the weighted average number of diluted shares of outstanding common stock. The increase in the weighted average number of diluted shares of outstanding common stock for the third quarter of 2008 versus the same period of 2007 was due to the impact of stock and stock option activity from our stock compensation programs.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Consolidated Operating Results

        Benefiting from record high crop prices and strong international fertilizer market pricing conditions for the first nine months of 2008, the domestic fertilizer industry enjoyed favorable operating conditions. Flooding and extended periods of exceptionally wet weather in the spring throughout our key Midwest market area reduced fertilizer demand, partially offsetting some of these favorable industry conditions. Higher average nitrogen and phosphate fertilizer selling prices, offset somewhat by higher fertilizer raw material costs, higher purchased product costs and unrealized losses from

CF INDUSTRIES HOLDINGS, INC.

mark-to-market adjustments on natural gas derivatives, contributed to a $428.0 million increase in our gross margin for the nine months ended September 30, 2008 as compared to the first nine months of 2007. Net earnings of $494.5 million for the nine months ended September 30, 2008 included a net pre-tax unrealized mark-to-market loss of $98.2 million ($63.1 million after tax) on natural gas derivatives. Net earnings of $237.3 million for the nine months ended September 30, 2007 included a net pre-tax unrealized mark-to-market gain of $4.1 million ($2.6 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 50% to $2.8 billion for the nine months ended September 30, 2008 from $1.9 billion for the same period in 2007, due to higher average nitrogen and phosphate fertilizer selling prices, partially offset by lower nitrogen and phosphate fertilizer sales volume. Average nitrogen and phosphate fertilizer prices increased by 43% and 107%, respectively, for the nine months ended September 30, 2008 compared to average prices in the same period of 2007. Our total sales volume decreased by 7%, or 431,000, tons for the nine months ended September 30, 2008 from the 6.48 million tons sold in the first nine months of 2007. Nitrogen fertilizer sales volume for the first nine months of 2008 decreased 346,000 tons, or 7%, compared to the same period of 2007 due primarily to lower ammonia and UAN sales. Phosphate fertilizer sales for the first nine months of 2008 decreased by 85,000 tons, or 6%, from the level sold during the same period in 2007 due primarily to lower domestic sales in the third quarter of 2008.

Cost of Sales

        Total cost of sales of our nitrogen fertilizers averaged approximately $299 per ton for the nine months ended September 30, 2008 compared to $223 per ton in the corresponding period of 2007. This 34% increase was due primarily to higher unrealized losses from mark-to-market adjustments on natural gas derivatives, higher purchased product costs and higher realized natural gas costs. Phosphate fertilizer cost of sales averaged $427 per ton for the nine months ended September 30, 2008 compared to $240 per ton in the same period of the prior year, an increase of 78%, due mainly to higher sulfur and ammonia costs.

        During the first nine months of 2008, we sold approximately 4.3 million tons of fertilizer under our Forward Pricing Program representing approximately 71% of our total fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 3.6 million tons of fertilizer under this program representing approximately 56% of our total volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 11% to $53.0 million for the nine months ended September 30, 2008 compared to $47.8 million in the corresponding period of the prior year. The year-over-year increase in expense for the nine months ended September 30, 2008 resulted largely from expenses related to consulting fees, legal expenses, corporate office expense related to maintaining our previous corporate headquarters and performance-based management incentive compensation, partially offset by lower compensation expense associated with our stock-based awards.

Other Operating—Net

        Other operating—net was $2.7 million of expense for the nine months ended September 30, 2008 compared to $1.2 million of income for the same period of 2007, an increase in expense of $3.9 million. This increase in expense is primarily related to a $4.6 million charge to recognize revised cost estimates

CF INDUSTRIES HOLDINGS, INC.

to close the cooling pond and phosphogypsum stack system at our closed Bartow, Florida facility. Both the first nine months of 2008 and 2007 include gains that were recognized upon the sale of certain closed facilities or property and equipment. In the third quarter of 2008, we sold the excess land at our previous headquarters location in Long Grove, Illinois, and in the third quarter of 2007, we sold a warehouse and a parcel of land at Bartow. In the second quarter of 2008, we sold property and equipment at our Donaldsonville, Louisiana nitrogen complex. See "Critical Accounting Policies and Estimates" in this discussion and analysis for additional information concerning assets held for sale. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 12 to our unaudited consolidated financial statements included in this Form 10-Q and Note 9 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K.

Interest—Net

        Net interest income increased $6.6 million to $20.6 million for the nine months ended September 30, 2008 from $14.0 million in the same period of 2007. Interest income increased to $21.8 million in 2008 as compared to $15.3 million in 2007 due primarily to higher average balances of invested cash.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% holder of CFL's common and preferred shares.

Income Taxes

        The income tax provisions recorded for the nine months ended September 30, 2008 and 2007 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Our income tax provision for the nine months ended September 30, 2008 was $274.2 million, or an effective tax rate of 36.0%. This compared with a tax provision of $127.2 million on pre-tax earnings for the nine months ended September 30, 2007, or an effective tax rate of 34.9%. The increase in the effective tax rate for 2008 results principally from reduced non-taxable interest income in 2008 relative to 2007.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes of $7.5 million for the nine months ended September 30, 2008 consists of our share of the operating results of Keytrade for the first nine months of 2008.

Diluted Net Earnings Per Share and Weighted Average Diluted Common Shares Outstanding

        Diluted net earnings per share increased to $8.60 per share for the nine months ended September 30, 2008 from $4.19 per share for the comparable period of 2007 due primarily to the increase in net earnings, partially offset by an increase in the weighted average number of diluted shares of outstanding common stock. The increase in the weighted average number of diluted shares of outstanding common stock for the nine months ended September 30, 2008 versus the same period of 2007 was due primarily to the impact of stock and stock option activity from our stock compensation programs.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed based on two segments, the nitrogen fertilizer business and the phosphate fertilizer business, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Fertilizer Business

        The following table presents summary operating data for our nitrogen fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$599.1	$388.8	$210.3	$1,885.5	$1,411.2	$474.3
Cost of sales	669.6	308.6	361.0	1,396.5	1,117.5	279.0

Gross margin	$(70.5)	$80.2	$(150.7)	$489.0	$293.7	$195.3
Gross margin percentage	(11.8)%	20.6%		25.9%	20.8%
Tons of product sold (in thousands)	1,282	1,346	(64)	4,666	5,012	(346)
Sales volumes by product (tons in thousands)
Ammonia	111	116	(5)	717	916	(199)
Urea	547	618	(71)	2,001	2,003	(2)
UAN	615	605	10	1,912	2,049	(137)
Other nitrogen products	9	7	2	36	44	(8)
Average selling price per ton by product
Ammonia	$571	$370	$201	$513	$375	$138
Urea	596	334	262	456	319	137
UAN	339	230	109	314	207	107
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$10.48	$7.89	$2.59	$9.18	$7.68	$1.50
Medicine Hat	7.72	5.42	2.30	8.07	6.17	1.90
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$9.02	$6.15	$2.87	$9.64	$6.93	$2.71
AECO (Alberta)	7.56	4.98	2.58	8.50	5.90	2.60
Depreciation and amortization	$13.5	$11.9	$1.6	$43.1	$36.4	$6.7
Capital expenditures	$25.5	$30.8	$(5.3)	$59.6	$47.2	$12.4
Production volume by product (tons in thousands)
Ammonia(2)(3)	771	694	77	2,409	2,436	(27)
Granular urea(2)	518	488	30	1,716	1,743	(27)
UAN (28%)	546	622	(76)	1,912	1,962	(50)

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Westco, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Third Quarter of 2008 Compared to the Third Quarter of 2007

         Net Sales.    Nitrogen fertilizer net sales increased $210.3 million to $599.1 million in the third quarter of 2008 compared to $388.8 million in the third quarter of 2007 as higher average selling prices were partially offset by lower sales volume. Average ammonia prices increased by 54% for the third quarter of 2008 compared to 2007 due to a tight domestic supply/demand balance and expectations of a strong fall season. Strong Latin American demand and a reduction in Chinese exports provided strength to the international urea markets, contributing to a 78% increase in average urea selling prices in the third quarter of 2008 compared to prices in the same period of 2007. Average UAN selling prices for the quarter were 47% higher due to strong international markets. Nitrogen fertilizer sales volume decreased 5% to 1.28 million tons in the third quarter of 2008 compared to 1.35 million tons in the same period of last year.

         Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $522 per ton in the third quarter of 2008 compared to $229 per ton in the third quarter of 2007. The 128% increase was due primarily to higher unrealized losses from mark-to-market adjustments on natural gas derivatives, higher realized natural gas costs, higher purchased product costs and costs from Hurricane Gustav. We recognized a net $251.0 million unrealized mark-to-market loss in the third quarter of 2008 compared to a net $1.9 million unrealized mark-to-market gain in the same period of 2007. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 37% in the third quarter of 2008 versus the cost in the comparable period of 2007. Early in the quarter, high crude oil prices and below-average storage inventories helped increase natural gas prices relative to the prior year. By the end of the quarter, declining crude oil prices, mild weather and a strong production response caused natural gas prices to decline. Purchased product costs were approximately $46.5 million higher in 2008 than in 2007 due to higher fertilizer prices offset by the impact of lower sales volume supported by purchased product.

        During the third quarter of 2008, we sold approximately 960,000 tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 75% of our nitrogen fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 711,000 tons of nitrogen fertilizers under this program, representing approximately 53% of our nitrogen volume.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

         Net Sales.    Nitrogen fertilizer net sales increased $474.3 million to $1.9 billion for the nine months ended September 30, 2008 compared to $1.4 billion for the nine months ended September 30, 2007 as higher average selling prices were partially offset by lower sales volume. A tight domestic supply/demand balance and a strong international market caused ammonia prices to increase by 37% for the first nine months of 2008 compared to 2007. Average urea selling prices were 43% higher in the first nine months of 2008 compared to prices in the same period of the prior year due to strength in the international market. Higher average UAN selling prices reflected the impact of reduced import volume, lower than average producer inventory and stronger conditions in the international market. Nitrogen fertilizer sales volume decreased 7% to 4.67 million tons in the first nine months of 2008 compared to 5.01 million tons in the same period of last year. Exceptionally wet spring weather and flooding led to lower pre-plant and side dress applications of ammonia in the Corn Belt and other grain-producing regions. The decline in UAN sales volume was due primarily to the decision to reduce sales of low-margin purchased UAN. We do not expect this reduction to have a significant impact on our earnings.

         Cost of Sales.    Total cost of sales of our nitrogen fertilizers averaged approximately $299 per ton for the first nine months of 2008 compared to $223 per ton in the same period of 2007. The 34% increase was due primarily to higher unrealized losses from mark-to-market adjustments on natural gas derivatives, higher purchased product costs and higher realized natural gas costs. We recognized a net $98.2 million unrealized mark-to-market loss for the first nine months of 2008 compared to a net $4.1 million unrealized mark-to-market gain in the same period of 2007. Purchased product costs were approximately $103.8 million higher in 2008 than in 2007 due primarily to the higher prices we paid to procure finished fertilizer products for resale offset by the impact of lower sales volume supported by purchased product. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 23% for the first nine months of 2008 versus the cost in the comparable period of 2007. Cold temperatures in the first quarter of 2008, along with strong crude oil prices throughout most of the first nine months of 2008, helped drive natural gas prices higher relative to the prior year.

        During the first nine months of 2008, we sold approximately 3.4 million tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 74% of our nitrogen fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 3.0 million tons of nitrogen fertilizers under this program, representing approximately 60% of our nitrogen volume.

Phosphate Fertilizer Business

        The following table presents summary operating data for our phosphate fertilizer business:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	2008 v. 2007	2008	2007	2008 v. 2007
	(in millions, except as noted)
Net sales	$421.7	$194.1	$227.6	$963.6	$493.0	$470.6
Cost of sales	230.3	123.0	107.3	590.6	352.7	237.9

Gross margin	$191.4	$71.1	$120.3	$373.0	$140.3	$232.7
Gross margin percentage	45.4%	36.6%		38.7%	28.4%
Tons of product sold (in thousands)	457	497	(40)	1,383	1,468	(85)
Sales volumes by product (tons in thousands)
DAP	404	394	10	1,167	1,188	(21)
MAP	53	103	(50)	216	280	(64)
Domestic vs export sales of DAP/MAP (tons in thousands)
Domestic	277	368	(91)	1,037	1,136	(99)
Export	180	129	51	346	332	14
Average selling price per ton by product
DAP	$943	$388	$555	$715	$334	$381
MAP	771	403	368	600	345	255
Depreciation, depletion and amortization	$10.1	$8.0	$2.1	$30.1	$22.8	$7.3
Capital expenditures	$12.8	$7.0	$5.8	$50.4	$26.6	$23.8
Production volume by product (tons in thousands)
Phosphate rock	871	760	111	2,724	2,346	378
Sulfuric acid	669	604	65	1,892	1,863	29
Phosphoric acid as P2O5(1)	262	239	23	761	722	39
DAP/MAP	526	478	48	1,522	1,440	82

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2008 Compared to the Third Quarter of 2007

         Net Sales.    Phosphate fertilizer net sales increased 117% to $421.7 million in the third quarter of 2008 compared to $194.1 million in the third quarter of 2007 due to higher average selling prices offset somewhat by lower sales volume. Average phosphate fertilizer selling prices for the third quarter 2008 were more than double 2007 prices due to strong worldwide supply/demand factors. Our total level of phosphate fertilizer sales of 457,000 tons in the third quarter of 2008 was 8% less than in the comparable period in 2007 due to lower domestic sales. The decrease in domestic sales was due primarily to lower anticipated demand.

         Cost of Sales.    Phosphate fertilizer cost of sales averaged $504 per ton in the third quarter of 2008 compared to $248 per ton in the same quarter of the prior year. The 103% increase was due mainly to higher sulfur and ammonia costs. Strong global demand early in the quarter provided continued

strength to the domestic sulfur market, causing average sulfur costs for the third quarter of 2008 to be seven times the cost for the prior year. Ammonia costs were 144% higher in 2008 as compared to 2007 due to tight international supply caused by production outages primarily in Russia and the Middle East.

        During the third quarter of 2008, we sold approximately 237,000 tons of phosphate fertilizers under our Forward Pricing Program representing approximately 52% of our phosphate fertilizer sales volume for the quarter. In the comparable period of 2007, we sold approximately 221,000 tons of phosphate fertilizers under this program representing approximately 45% of our phosphate volume.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

         Net Sales.    Phosphate fertilizer net sales of $963.6 million for the nine months ended September 30, 2008 increased by $470.6 million, or 96%, compared to the same period of 2007 due primarily to a 107% increase in average phosphate fertilizer selling prices during the first nine months of 2008. Our total level of phosphate fertilizer sales of 1.38 million tons for the first nine months of 2008 was 6% lower than in the comparable period in 2007 due primarily to lower domestic sales in the third quarter of 2008.

         Cost of Sales.    Phosphate fertilizer cost of sales averaged $427 per ton for the first nine months of 2008 compared to $240 per ton in the same period of 2007. The 78% increase was due mainly to higher sulfur and ammonia costs. Average sulfur costs for the nine months ended September 30, 2008 were approximately six times the cost for 2007 due to continued strong demand for domestic sulfur and the impact of reduced supply from domestic refineries in the first quarter of 2008. Ammonia costs reflected a strong international market, almost doubling in the first nine months of 2008 as compared to 2007.

        During the first nine months of 2008, we sold approximately 891,000 tons of phosphate fertilizers under our Forward Pricing Program, representing approximately 65% of our phosphate fertilizer sales volume for the period. In the comparable period of 2007, we sold approximately 629,000 tons of phosphate fertilizers under this program, representing approximately 43% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is cash from operations which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of September 30, 2008, we had cash and cash equivalents of $828.4 million, short-term investments of $323.8 million and a $578.1 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program. Short-term investments held at September 30, 2008 consisted of U.S. Treasury Bills with original maturities between three and six months that are reported at fair value. As of December 31, 2007, we had cash and cash equivalents of $366.5 million, short-term investments of $494.5 million and a $305.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We hold investments in available-for-sale high-grade tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of September 30, 2008, our investments in auction rate securities were reported at their fair value of $190.2 million, after reflecting a $12.1 million unrealized holding loss against a par value of $202.3 million. These securities were issued by various state and local governmental entities and were all supported by student loans that were issued primarily under the Federal Family Loan Program. The underlying securities have stated maturities of between 10 and 40 years and are guaranteed by entities affiliated with government entities.

        At December 31, 2007, our investments in auction rate securities totaled $494.5 million, comprised of securities supported by municipal bonds and securities supported by student loans.

        In February 2008, the market for auction rate securities began to show signs of illiquidity. Shortly thereafter, liquidity left the market and auctions began to fail. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then holders of those instruments continue to hold them and those instruments begin to carry an interest rate based upon a certain predefined formula for that particular security. In the second and third quarters of 2008, $66.2 million of our auction rate securities has been either redeemed by the issuers or sold at par value, including all of our auction rate securities that were supported by municipal bonds.

        As auctions have continued to fail, we no longer consider our auction rate securities to be liquid investments since we are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 4 to our unaudited consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 34% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at September 30, 2008. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reflected a $12.1 million pre-tax unrealized holding loss against the historical cost basis of these investments at September 30, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is included in the net $190.2 million investment balance in auction rate securities. At September 30, 2008, these investments have been classified as noncurrent on our consolidated balance sheet, based on market developments and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points lower, the resulting holding loss would have been approximately $5 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

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

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.6 million as of September 30, 2008 compared to $4.9 million as of December 31, 2007.

        There were no outstanding borrowings or letters of credit under our senior secured credit facility (credit facility) as of September 30, 2008 or December 31, 2007. As of September 30, 2008 and December 31, 2007, we had $186.0 million and $219.8 million available, respectively, under the borrowing formula under our credit facility.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in quarterly earnings can result from the unrealized mark-to-market changes in the value of the derivative.

        A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of September 30, 2008 and December 31, 2007, we had approximately $578.1 million and $305.8 million, respectively, in customer advances on our consolidated balance sheet. As of September 30, 2008 and December 31, 2007, we had approximately 2.6 million tons and 3.0 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months. As of September 30, 2007, we had approximately 3.5 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first nine months of both 2008 and 2007, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. The lower level of sales on order as of September 30, 2008 compared to September 30, 2007 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Downward price pressure in the international and domestic fertilizer markets occurred at the end of the third quarter of 2008 as purchasing decisions were deferred due to uncertainty and volatility in the commodity markets. This downward price movement may result in declines in FPP orders. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

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

        Additionally, Florida regulations require mining companies to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures. We will also be required to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures in advance of any mining activities, if and when we are able to expand our Hardee County mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2007 Annual Report on Form 10-K for additional information on financial assurance requirements.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first nine months of 2008 was $613.9 million compared to $503.6 million in the same period in 2007. The $110.3 million increase in cash provided by operating activities in 2008 was due primarily to the $418.9 million increase in operating earnings offset by an increase of $310.2 million in cash used to support working capital. The $310.2 million increase in cash used to support working capital is the difference between the $159.3 million negative impact of changes in working capital in the first nine months of 2008 and the $150.9 million positive change in the same period of 2007. During the first nine months of 2008, the use of cash for working capital was primarily for a $386.6 million increase in inventories and a $58.7 million decrease in accrued income taxes, partially offset by a $272.3 million increase in customer advances. The increase in inventories reflects higher quantities of ammonia and phosphate fertilizers held at September 30, 2008 as well as higher per-unit fertilizer manufacturing costs for all products. During the third quarter of 2008, we also acquired approximately $108 million of potash fertilizer. The decrease in accrued income taxes was due to the payment of interim tax deposits that were based on projected annualized earnings. The increase in customer advances was due to higher contracted selling prices.

Investing Activities

        Net cash used in investing activities was $140.1 million for the first nine months of 2008 compared to $459.3 million in the first nine months of 2007. The $319.2 million decrease in cash used in investing activities was due primarily to the net purchase of investment securities of $31.2 million during the first nine months of 2008 as compared to $377.3 million of net purchases of investment securities during the same period of 2007. The proceeds from the sales of investment securities in 2008 were generally invested in cash equivalents. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning investment securities. Cash expended for the purchase of property, plant and equipment increased by $33.5 million in the first nine months of 2008 to $111.3 million. As previously discussed, we made annual contributions of $6.2 million in February of 2008 and $9.4 million in February of 2007 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheet.

Financing Activities

        Net cash used in financing activities was $11.6 million in the first nine months of 2008 compared to net cash used in financing activities of $17.9 million for the same period of 2007. The $6.3 million decrease in cash used in financing activities was due primarily to the net activity related to stock-based compensation, partially offset by higher dividends paid on common stock. In the first quarter of 2008, the quarterly dividend increased to $0.10 per common share from $0.02 per common share. Distributions to minority interest in 2008 represent one-half of CFL's 2007 net earnings, whereas distributions to minority interest in 2007 include all of CFL's 2006 net earnings.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2008:

	Payments Due by Period
	Remainder of 2008	2009	2010	2011	2012	After 2012	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	4.6	—	—	—	—	4.6
Interest payments on long-term debt and notes payable(1)	0.1	0.2	—	—	—	—	0.3
Other Obligations
Operating leases	8.2	30.2	27.1	11.2	7.3	15.7	99.7
Equipment purchases and plant improvements	19.6	25.8	16.7	11.6	—	—	73.7
Transportation(3)	26.1	89.2	40.5	16.2	16.9	217.8	406.7
Purchase obligations(4)(5)(6)	345.9	533.0	398.1	109.3	1.6	3.6	1,391.5
Keytrade Commerical Agreement(7)	0.7	2.8	2.8	2.8	2.1	—	11.2
Contributions to Pension Plans(8)	10.0	—	—	—	—	—	10.0

Total(9)	$410.6	$685.8	$485.2	$151.1	$27.9	$237.1	$1,997.7

(1)
Interest amounts are based on debt balances and interest rates as of September 30, 2008.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2008 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at September 30, 2008. Also includes minimum commitments to purchase ammonia, urea and UAN for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of September 30, 2008 and actual prices may differ.

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

(9)
Excludes $73.4 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 7 to our unaudited consolidated financial statements included in this Form 10-Q and Note 11 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K for additional discussion concerning these unrecognized tax benefits.

Certain Regulatory Developments

        U.S. Department of Commerce—Antidumping orders have been in place on Russian and Ukrainian urea imported into the United States from these two countries since 1987, and there has been almost no urea imported into the United States from Russia or Ukraine since that time. At the request of one Russian manufacturer (EuroChem), the U.S. Department of Commerce found that EuroChem's urea exports were fairly priced. As a result, unless a future review finds that EuroChem's unfair pricing has resumed, no antidumping duties will apply to its Russian urea exports to the United States. While all other Russian and Ukrainian urea producers continue to be subject to antidumping duties, the elimination of antidumping duties on EuroChem's Russian urea is expected to result in an increase in EuroChem's urea exports to the U.S.

        Surface Transportation Board (STB)—The railroad industry in the U.S. has requested that the STB issue a policy statement allowing railroads to shift liabilities related to the discharge of toxic inhalation hazard (TIH) materials, such as anhydrous ammonia, to the shippers. As proposed by the railroads, TIH shippers would be required to indemnify the railroads for damages above a stated threshold stemming from any release of TIH materials, regardless of fault. If the STB grants the railroads' request and issues such a policy statement, we may be required by our carriers to provide such indemnification as a condition to the carriage of our ammonia products. Any transfer of the railroad's liability for TIH releases to shippers would be a significant potential liability to us. We believe the STB may issue its decision by the end of the year. In concert with our industry association, we are objecting to the railroads' attempt to shift their liability to shippers based upon the railroads' common carrier obligation and other factors.

        Federal Railroad Administration—The railroad industry has asked the Federal Railroad Administration to institute higher tank car performance standards which could require the modification or replacement of our leased tank car fleet. These higher performance standards could impact our ability to obtain an adequate supply of cars to support our operations.

Subsequent Event—Share Repurchase Program

        On October 22, 2008, our Board of Directors approved a program to repurchase up to $500 million of our common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum

CF INDUSTRIES HOLDINGS, INC.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2007 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K. The following discussion presents information concerning changes to that discussion that occurred during the third quarter of 2008.

Assets Held for Sale

        In 2006, we decided to sell our corporate office facility located in Long Grove, Illinois and in 2007 we relocated our corporate headquarters to Deerfield, Illinois. As of December 31, 2007, the net book value of the Long Grove building and related land ($6.7 million) was classified as assets held for sale. The Long Grove facility consisted of an office building and a parcel of excess land. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building stalled, and we no longer considered it probable that it would be sold within one year. As a result, as of March 31, 2008, we reclassified the carrying value of the building ($6.1 million) back to property, plant and equipment and recognized $0.4 million in the first quarter of 2008 for the associated depreciation for the period of time it was classified as held for sale and reinitiated depreciation. We sold the excess land in July of 2008 and we recognized a pre-tax gain of approximately $4.3 million in the third quarter of 2008. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion concerning assets held for sale.

Fair Value Measurements

        We adopted Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements, as of January 1, 2008. As of September 30, 2008 we also considered the guidance in Financial Accounting Standards Board Staff Position (FSP) No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active in determining the fair value of our investments in auction rate securities. We have classified our investments in auction rate securities as Level 3 securities (those measured using significant unobservable inputs) under the provisions of SFAS No. 157. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of September 30, 2008. See Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning fair value measurements.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        In connection with our initial public offering (IPO) in August, 2005, we entered into a net operating loss agreement (NOL Agreement) with our pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        In the third quarter of 2008, we took tax positions utilizing a portion of the NOLs, resulting in an increase in our unrecognized tax benefits. See Note 7 to our unaudited consolidated financial statements included in this Form 10-Q and Note 11 to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K for additional discussion concerning NOLs and the NOL Agreement.

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

  •
  FSP No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this guidance as of September 30, 2008 did not have a material impact on our consolidated financial statements. For additional information, see Note 4—Fair Value Measurements.

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

CF INDUSTRIES HOLDINGS, INC.

    acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement is effective for business combinations with an acquisition date after December 31, 2008.

  •
  SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Statement is effective for the Company beginning January 1, 2009. Upon adoption of SFAS No. 160, the presentation and reporting of the minority interest related to Canadian Fertilizers Limited will change pursuant to the new requirements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement enhances the disclosure requirements for derivative instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement is effective for the Company beginning January 1, 2009. We do not expect this Statement to have a material impact on our consolidated financial statements and disclosures.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP is effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. We do not expect this FSP to have a material impact on our consolidated financial statements.

  •
  SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement will be effective November 15, 2008. We do not expect this Statement to have an impact on our consolidated financial statements.

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

  •
  conditions in the U.S. agricultural industry, including the impact of the current global credit crisis and general economic conditions on the liquidity of our customers and farmers;

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

Investments in Auction Rate Securities

        As of September 30, 2008, we had $190.2 million of investments in auction rate securities consisting primarily of available-for-sale tax exempt auction rate securities that were issued by various state and local governmental entities and were all supported by student loans that were issued primarily under the Federal Family Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 4 and Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we reflected a $12.1 million pre-tax unrealized holding loss against the historical cost basis of these investments as of September 30, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $190.2 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $5 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $2.0 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of September 30, 2008, we had notes payable of approximately $4.6 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $46,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate for interest such that we are subject to interest rate risk on borrowings under this facility. As of September 30, 2008, there were no loans outstanding under this credit facility.

        As of September 30, 2008 we had short-term investments of $323.8 million consisting primarily of available for sale U.S. Treasury Bills with original maturity dates between three and six months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $3.2 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling 15.0 million Swiss Francs (CHF) ($13.4 million) as of September 30, 2008. A 100 basis point change in interest rates on this subordinated debt would result in $134,000 change in pre-tax earnings on an annual basis assuming the exchange rate at September 30, 2008.

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

Commodity Prices

        We manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. Derivatives are carried at their fair value on the balance sheet and changes in their fair value are recognized in operations as they occur. As of September 30, 2008, 33.4 million MMBtus of natural gas were hedged, all of which related to sales contracted to be sold through our Forward Pricing Program. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $33.4 million. All of the 39.1 million MMBtus of natural gas hedged as of December 31, 2007 was related to sales contracted to be sold through our Forward Pricing Program.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 53 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 4, 2008	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 4, 2008	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.