Form 10-K
period 2008-12-31
CF Industries Holdings, Inc.
filed 2009-02-26
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32597

CF INDUSTRIES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Parkway North, Suite 400, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (847) 405-2400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $8,592,410,193 based on the closing sale price of common stock on June 30, 2008.

         48,393,284 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2009 annual meeting of stockholders (Proxy Statement), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about Friday, April 3, 2009, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate segment are diammonium phosphate (DAP), monoammonium phosphate (MAP) and granular muriate of potash (potash). For the twelve months ended June 30, 2007, the most recent period for which such information is available from the Association of American Plant Food Control Officials, we supplied approximately 22% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states.

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

        For the year ended December 31, 2008, we sold 6.1 million tons of nitrogen fertilizers and 1.8 million tons of phosphate fertilizers, generating net sales of $3.9 billion.

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

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. We began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2008, our sales to customers other than our pre-IPO owners and Viterra, our joint venture partner in CFL, reached approximately 53% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

        In August 2005, we completed our initial public offering of common stock and listing on the New York Stock Exchange. We sold approximately 47.4 million shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from the IPO. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative. In the reorganization transaction, our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and approximately 7.6 million shares of our common stock.

Operating Segments

        Our business is divided into two operating segments, the nitrogen segment and the phosphate segment. The Nitrogen segment includes the manufacture and sale of ammonia, urea, and UAN. The phosphate segment includes the manufacture and sale of DAP, MAP and the sale of potash.

Nitrogen Segment

        We are one of the leading nitrogen fertilizer producers in North America. Our primary nitrogen fertilizer products are ammonia, urea and UAN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally in the

CF INDUSTRIES HOLDINGS, INC.

manufacture of other products (for example in 2008, we used about 2.2 million tons of ammonia in the production of urea and UAN).

	2008		2007		2006
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	1,079	$604.1	1,434	$556.0	1,226	$443.7
Urea	2,617	1,208.3	2,701	889.0	2,619	657.0
UAN	2,405	772.6	2,754	591.8	2,420	416.8
Other nitrogen fertilizers(1)	40	6.1	49	5.1	45	4.4

Total	6,141	$2,591.1	6,938	$2,041.9	6,310	$1,521.9

(1)
Other nitrogen segment products include aqua ammonia.

        Gross margin for the nitrogen segment was $770.3 million, $446.8 million and $98.5 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

        Total assets for the nitrogen segment were $758.2 million and $593.9 million as of December 31, 2008 and 2007, respectively.

        We operate world-scale nitrogen fertilizer production facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta, Canada. We own the Donaldsonville nitrogen fertilizer complex and have a 66% economic interest in CFL, a Canadian joint venture that owns the Medicine Hat nitrogen fertilizer complex. The combined production capacity of these two facilities represented approximately 20% of North American ammonia capacity, 34% of North American dry urea capacity and 18% of North American UAN capacity in 2008.

        The following table summarizes our nitrogen fertilizer production volume for the last three years at our facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta.

	December 31,
	2008	2007	2006
	(tons in thousands)
Ammonia(1)(2)	3,249	3,289	3,158
Granular urea(2)	2,355	2,358	2,334
UAN (28%)	2,602	2,611	2,336

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

(2)
Includes total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Viterra, our joint venture partner in Canadian Fertilizers Limited.

Donaldsonville Nitrogen Complex

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has four world-scale ammonia plants, four urea plants and two UAN plants. It has the annual capacity to produce approximately 2.3 million tons of ammonia (most of which is typically upgraded into urea and UAN), 2.6 million tons of liquid urea (including amounts upgraded into UAN) and 2.7 million tons of UAN (measured on a 28% nitrogen content basis). With the UAN plants

CF INDUSTRIES HOLDINGS, INC.

operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons per year if UAN production is reduced.

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

        The Medicine Hat facility is owned by CFL. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We designate four members of CFL's nine-member board of directors, Viterra designates 3 members and GROWMARK and La Coop fédérée each designate one member. CFL is a consolidated variable interest entity in our financial statements.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Viterra or its predecessor has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both we and Viterra pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to Viterra and us annually based on the respective quantities of product purchased from CFL. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which we purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra. We and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and CFL's production volume is managed to meet the parties' combined requirements. The management

CF INDUSTRIES HOLDINGS, INC.

agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material, as well as the primary fuel source, used in the ammonia production process at both the Donaldsonville and the Medicine Hat facilities. In 2008, our natural gas purchases accounted for approximately 56% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Donaldsonville is located in close proximity to one of the most heavily-traded natural gas pricing basis in North America, known as the Henry Hub. Medicine Hat is located in close proximity to one of the most heavily-traded natural gas pricing basis in Canada, known as AECO.

        We use a combination of spot and term purchases of varied duration from a variety of suppliers to maintain a reliable, competitively-priced natural gas supply. In addition, we use certain financial instruments to hedge natural gas prices.

        In 2008, the Donaldsonville nitrogen fertilizer complex consumed approximately 78 million MMBtus of natural gas. The facility has access to five natural gas pipelines and obtains gas from several suppliers. In 2008, the largest individual supplier provided approximately 54% of the Donaldsonville facility's total gas requirement. The Medicine Hat complex consumed approximately 41 million MMBtus of natural gas in 2008. The facility has access to two natural gas pipelines and obtains gas from numerous suppliers, the largest of which supplied approximately 27% of the gas consumed in 2008.

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

        The Donaldsonville facility is connected to a 2,000-mile long ammonia pipeline used by several nitrogen producers to transport ammonia to over 20 terminals and shipping points located in the Midwestern U.S. cornbelt. We are a major customer of this ammonia pipeline. In 2008, approximately 63% of our ammonia shipments from our Donaldsonville nitrogen fertilizer complex were transported via the ammonia pipeline.

        We also transport substantial volumes of urea and UAN from the Donaldsonville nitrogen fertilizer complex and ammonia and urea from the Medicine Hat nitrogen fertilizer complex by rail. In addition to using rail cars provided by the rail carriers, as of December 31, 2008, we had leases in place for approximately 600 ammonia tank cars, 1,100 UAN tank cars and 600 dry product hopper cars.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. We have also started to purchase potash fertilizer to be resold from our Midwest market distribution facilities. Sales of potash are expected to commence in the spring 2009 season. Potash results are included in the phosphate segment.

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2008		2007		2006
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,532	$1,165.0	1,624	$579.4	1,676	$407.3
MAP	255	165.0	370	135.4	414	103.7

Total	1,787	$1,330.0	1,994	$714.8	2,090	$511.0

        Gross margin for the phosphate segment was $452.4 million, $223.2 million and $48.7 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

        Total assets for the phosphate segment were $764.1 million and $493.5 million as of December 31, 2008 and 2007, respectively.

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

	December 31,
				Normalized Annual Capacity
	2008	2007	2006
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,443	3,233	3,805	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,448	2,531	2,598	2,800	(1)
Phosphoric acid as P2O5(2)	985	976	1,009	1,055	(1)
DAP/MAP	1,980	1,948	2,023	2,165	(1)

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

        In 1992, we initiated a project to expand and relocate mining operations to the remaining 15,000-acre area of the reserve property. The new phosphate rock mine cost $135 million and began operations in late 1995. In 1997, we added approximately 20 million tons to our reserve base through an exchange with a neighboring rock producer. In 1999, we acquired 1,400 acres containing an estimated 8 million tons of rock reserves. In 2008, we acquired approximately 800 acres of land containing an estimated 1.6 million tons of rock reserves.

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2008. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. Finally, the table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2008

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3 + Al2O3	% MgO
Permitted	49.7	64.68	29.60	2.37	0.78
Pending permit	32.6	64.45	29.50	2.40	0.80
Total	82.3	64.59	29.56	2.38	0.79

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2008. Reserve estimates are updated periodically to reflect actual phosphate rock production, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 12% of U.S. capacity for ammonium phosphate fertilizer products in 2008. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

CF INDUSTRIES HOLDINGS, INC.

Bartow Phosphate Complex

        We own a former phosphate manufacturing complex in Bartow, Florida that ceased production in 1999. The site contains the former manufacturing facilities, storage and distribution facilities and the phosphogypsum stack system. In 2007, we sold the storage and distribution facilities, along with approximately 35 acres of land, and are currently dismantling the manufacturing facilities in accordance with local laws and regulations. We continue to be obligated for the closure of the phosphogypsum stack system, management of water treatment on the site and providing long-term care for the site.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex consumes in excess of three million tons of rock annually. As of December 31, 2008, our Hardee rock mine had approximately 14 years of fully-permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 33 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three-quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2008, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 56% of the molten sulfur used at Plant City.

        Ammonia Supply.    DAP and MAP have a nitrogen content of 18% and 11%, respectively, and a phosphate nutrient content of 46% and 52%, respectively. Ammonia is the primary source of nitrogen in DAP and MAP. Operating at capacity, our Plant City phosphate fertilizer complex consumes approximately 400,000 tons of ammonia annually.

        The ammonia used at our Plant City phosphate fertilizer complex is shipped by rail from our ammonia storage facility located in Tampa, Florida. This facility, acquired in 1992, consists of a 38,000-ton ammonia storage tank, access to a deep-water dock that is capable of discharging ocean-going vessels, and rail and truck-loading facilities. In addition to supplying our Plant City phosphate fertilizer complex, our Tampa ammonia distribution system has the capacity to support ammonia sales to, and distribution services for, other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

Phosphate Distribution

        We operate a phosphate warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2008, our Tampa warehouse handled approximately 1.2 million tons of phosphate fertilizers, or about 61% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

CF INDUSTRIES HOLDINGS, INC.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

        We currently own or rent space at 39 in-market storage terminals and warehouses located in a 14-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately two million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Dry Products(2)
	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)
Plants	2	130	1	135	3	210
Tampa Port	1	38	—	—	1	75

		168		135		285
In-Market Locations
Owned	19	680	9	245	5	360
Leased(3)	—	—	5	81	1	26

Total in-market	19	680	14	326	6	386

Total Storage Capacity		848		461		671

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 28% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

        In addition to these facilities, we also own our former corporate headquarters facility, located in Long Grove, Illinois. In 2007, we relocated our corporate headquarters to a leased office facility located in Deerfield, Illinois. We are currently seeking a buyer for our facility in Long Grove, Illinois.

CF INDUSTRIES HOLDINGS, INC.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. Sales are generated by CF's internal marketing and sales force.

        The following table sets forth the sales to our major customers for the past three years.

	2008		2007		2006
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
CHS Inc.(1)	$796.4	20%	$654.4	24%	$518.4	26%
KEYTRADE AG(2)	452.2	12%	33.1	1%	18.1	1%
GROWMARK, Inc.	377.2	10%	288.4	10%	250.7	12%
Gavilon Fertilzer LLC(3)	353.1	9%	238.4	9%	221.3	11%
Others	1,942.2	49%	1,542.4	56%	1,024.4	50%

Consolidated	$3,921.1	100%	$2,756.7	100%	$2,032.9	100%

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
The Company owns 50% of the common stock of KEYTRADE AG (Keytrade). Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively. See Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 18—Investments in and Advances to Unconsolidated Affiliates.

(3)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly-owned subsidiary of ConAgra Foods, Inc.

        CHS, GROWMARK, and Gavilon are significant customers of both the nitrogen and phosphate segments. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

        The chief executive officer of GROWMARK, William Davisson, and the president and chief executive officer of CHS, John D. Johnson, serve as members of our board of directors. As of December 31, 2008, GROWMARK was the beneficial owner of approximately 3% of our outstanding common stock. For additional information on related party transactions, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 32—Related Party Transactions.

        From October 2006 to December 2007, we were a member of Phosphate Chemicals Export Association, Inc, (PhosChem). PhosChem was founded in 1974 in accordance with the provisions of the U.S. Webb-Pomerene Act and is the export marketing association for its members. In 2007, PhosChem was our primary means of exporting phosphate products, representing approximately 5% of our 2007 phosphate net sales. In December 2007, we began an exclusive marketing arrangement with Keytrade under which Keytrade became our exclusive exporter of phosphate products outside of the U.S. Concurrent with the start of the Keytrade marketing arrangement, we ended our membership in

CF INDUSTRIES HOLDINGS, INC.

PhosChem. No gain or loss was recognized exiting PhosChem. For additional information on Keytrade, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 18—Investments in and Advances to Unconsolidated Affiliates.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors are Agrium, Koch Nitrogen and Terra Industries. There is also significant competition from product sourced from regions of the world with low natural gas costs. Because urea is a widely-traded fertilizer product and there are limited barriers to entry, competition from foreign-sourced product is particularly acute with respect to urea.

        In our phosphate segment, our primary North American-based competitors are Agrium, Mosaic, Potash Corp. and Simplot. Historically, imports have not been a factor, as the United States is a large net exporter of phosphate fertilizers.

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

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 31—Segment Disclosures.

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

CF INDUSTRIES HOLDINGS, INC.

        We have received notices from time to time from governmental agencies or third parties alleging that we are a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. We are currently involved in remediation activities at certain of our current and former facilities. We are also participating in the cleanup of third-party sites at which we have disposed of wastes. In April 2002, we were asked by the current owner of a former phosphate mine and processing facility that we operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. In January 2009, we were again asked to participate in the remediation of the property. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the processing portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. We anticipate that the current owner may bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine when such a suit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

        In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with RCRA, the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. By letter dated September 27, 2005, EPA Region IV issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV is that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, has resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicates that as a result, the entire process water system, including all pipes, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA. If the EPA's position is eventually upheld, the Company could incur material expenditures in order to modify its practices, or it may be required to comply with regulations applicable to hazardous waste treatment, storage or disposal facilities. This would cause a significant disruption of the operations of the Plant City facility. The Company has conducted a successful pilot test to eliminate the use of process water in the ammoniated phosphate fertilizer scrubbers. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and Department of Justice, this does address a significant issue identified in the NOV. The EPA has referred the matter to the Department of Justice for enforcement. For additional information, see Item 3. Legal Proceedings.

        We expect continued government and public emphasis on environmental issues will result in increased future investments for environmental controls at our ongoing operations. Our environmental, health and safety capital expenditures in 2008 were approximately $5.6 million. We estimate that we will spend approximately $14 million in 2009 for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. For example, there is increasing government and public emphasis on the impact of carbon emissions on the environment, and various taxes, limits or caps have been proposed on carbon emissions. Like other fertilizer and chemical producers, our plants emit carbon dioxide as part of the manufacturing process. We may be required to incur additional expenditures to

CF INDUSTRIES HOLDINGS, INC.

comply with new environmental, health and safety laws and regulations, and any such laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

        As of December 31, 2008, the area permitted for mining at our Hardee phosphate complex had approximately 50 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current production rates, for approximately 14 years. We have secured the necessary permits to mine these reserves from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure the government that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida's regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. For additional information on the cash deposit arrangement, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,200 to $17,200 an acre, with an

CF INDUSTRIES HOLDINGS, INC.

average of $7,300 an acre. For additional information on our Hardee asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At our Bartow phosphate complex, we estimate that we will spend a total of approximately $10 million between 2009 and 2017 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow are estimated to require about $14 million over the next 48 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $63 million for a 59 year period including 2009. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $68 million during the years 2033 through 2037, and another $47 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $63 million in 2033 through 2037, and $162 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $111 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%. For additional information on our asset retirement obligations related to our phosphogypsum stack systems, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on our Plant City asset retirement obligations, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 11—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2008, we had approximately 1,500 full-time and 100 part-time employees.

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

Our business is dependent on the price of natural gas in North America, which is both relatively expensive and highly volatile.

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 56% of the total cost of our nitrogen fertilizer sales in 2008 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

        The market price for natural gas in North America is significantly higher than the price of natural gas in certain other major fertilizer-producing regions. Many of our competitors benefit from access to lower-priced natural gas through manufacturing facilities or interests in manufacturing facilities located in these regions or other regions with abundant supplies of natural gas. Many of these facilities are export-oriented and their owners actively ship product to North America which is our primary market for nitrogen based fertilizers.

        The price of natural gas in North America is also highly volatile. During 2008, the median daily price at Henry Hub ranged from a low of $5.375 per MMBtu on December 24, 2008 to a high of $13.32 per MMBtu on July 3, 2008. The volatility of the price of natural gas in North America compounds our disadvantage to some of our competitors. In addition to having access to lower-priced natural gas, these competitors may also benefit from fixed-price natural gas contracts, some of which may be linked directly to the market price of the nitrogen fertilizer being manufactured. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas may be higher than certain other fertilizer-producing regions of the world which may make it more difficult for us to compete against these producers. We may not be able to pass along the resulting higher operating costs to our customers in the form of higher product prices. If market prices are below our cost of production due to the high cost of natural gas, we may shift our sourcing of nitrogen fertilizers from manufactured to purchased products. During late 2005 and early 2006, we curtailed production of fertilizers at our Donaldsonville complex for this reason.

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

CF INDUSTRIES HOLDINGS, INC.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory, lower production of our products and/or possible plant closures.

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

        We may face increased competition from Russian and Ukrainian urea, which is currently subject to antidumping duty orders that impose significant duties on urea imported into the United States from these two countries. The antidumping orders have been in place since 1987, and there has been almost no urea imported into the United States from Russia or Ukraine since that time. Russia and Ukraine currently have considerable capacity to produce urea and are the world's largest urea exporters. Producers in Russia, where the price for gas is well below its market value, benefit from natural gas prices that are government controlled encouraging inefficient urea production and exports. Following a "sunset" review by the U.S. Department of Commerce and the U.S. International Trade Commission (ITC), the antidumping orders were extended for an additional five-year period in November 2005. In June 2008, the ITC's determination was upheld by the U.S. Court of International Trade. This order is not scheduled to undergo the next "sunset" review until December 2010. In addition, one large Russian producer, the EuroChem Group ("EuroChem"), requested the Department of Commerce to review its sales and costs in order to establish a new antidumping duty rate specifically for them. In May 2008, the Department of Commerce issued a final decision in that review and found that EuroChem's reviewed Russian urea exports were priced fairly. As a result, unless a future review finds the EuroChem's unfair pricing has resumed, no antidumping duties will apply to its Russian urea exports to the United States. While all other Russian urea producers continue to be subject to antidumping duties, the elimination of antidumping duties on EuroChem's Russian urea may result in a significant increase in EuroChem's urea exports to the United States.

CF INDUSTRIES HOLDINGS, INC.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. For example, in recent years, ethanol production in the U.S. has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the U.S. and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a growing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers to the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Adverse weather conditions may decrease demand for our fertilizer products.

        Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.

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

        The fertilizer business is seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

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

CF INDUSTRIES HOLDINGS, INC.

excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

Our customer base is concentrated, with certain large customers accounting for a substantial portion of our sales.

        During 2008, three customers, CHS Inc., GROWMARK, Inc., and Gavilon Fertilizer LLC (previously ConAgra International Fertilizer Company) made combined fertilizer purchases of approximately $1,526.7 million from us, representing approximately 39% of our total net sales. Because we depend on these customers for a significant portion of our sales, we may have less flexibility than some of our competitors to diversify our customer base and seek more profitable direct sales to customers of our significant customers. Any substantial change in purchasing decisions by any or all of these customers, whether due to actions by our competitors, our actions in expanding the direct sale of fertilizers to the customers of our significant customers or otherwise, could have a material adverse effect on our business.

A change in the use of the forward pricing program by our customers could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

        In mid-2003, we implemented a forward pricing program (FPP). Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. This improves our liquidity due to the cash payments received from customers in advance of shipment of the product, allows us to improve our production scheduling, and planning, and the utilization of our manufacturing assets.

        As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally use natural gas derivatives or fixed price fertilizer purchase contracts to hedge against changes in the price of natural gas, the largest and most volatile component of our supply cost. Fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. Additionally, the use of derivatives to lock in the majority of our margins on FPP sales of nitrogen products can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives prior to the purchase of the natural gas.

        We are also exposed to losses in the event of default by derivative counterparties or to changes in our working capital and liquidity in the event of significant margin calls or losses on the derivative portfolio.

        Under our FPP, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months, or more. As of December 31, 2008, our current liability for customer advances related to unshipped orders under the FPP equaled approximately 56% of our cash and cash equivalents.

        We believe the FPP is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices. For example, in late 2005, a period during which prices for nitrogen fertilizer products reached then record high levels, our orders under the FPP declined significantly as our

CF INDUSTRIES HOLDINGS, INC.

customers and their customers preferred to defer purchases of fertilizer products rather than commit to purchasing products at such high prices. Sales under the FPP were lower during 2006, a period of relatively high fertilizer prices, compared to 2005, with forward sales of nitrogen fertilizer products declining from approximately 70% of our nitrogen fertilizer volume during 2005 to approximately 44% in 2006. Conversely, our customers may also be more willing to increase their use of FPP during periods of rapidly rising fertilizer prices as was the case in late 2007 and much of 2008. During this period of rapidly increasing nitrogen fertilizer prices, forward sales of nitrogen fertilizer products increased under the program to approximately 66% of our nitrogen fertilizer volume in 2007 and 74% in 2008. In environments such as this, our profit margins may be lower than if we had not sold our nitrogen fertilizers under the FPP.

        The FPP is also less effective at reducing our exposure to fluctuations in our profit margins in circumstances where we purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. For example, due to the high cost of natural gas in North America in late 2005, we decided to curtail production at our facilities and increase our purchases of fertilizer products originating from off-shore, lower cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a forward basis or match purchased quantities with specific order quantities, we may not be able to fix our profit margins effectively on fertilizer products that we buy for resale under our FPP. One method we use to reduce our margin exposure on sales of purchased products under the program is to purchase the required fertilizer products in advance of the specified delivery date. However, in such circumstances we may be required to buy and store the product sooner and in greater quantities than if produced, thereby reducing the liquidity benefits otherwise associated with the FPP. It also may not be feasible to purchase sufficient quantities of fertilizer in advance of the specified delivery dates at known, acceptable prices, thereby reducing or eliminating the expected margins associated with the forward sales. An increase in our purchases of fertilizer products for resale to our customers may increase our exposure to fluctuating profit margins on the purchased products and could have a material adverse affect on our operating results, liquidity and financial condition.

        We also sell phosphate products through our FPP. In 2008, forward sales of phosphate fertilizer products represented approximately 61% of our phosphate fertilizer volume compared with 42% of our phosphate fertilizer volume in 2007 and 14% in 2006. Similar to nitrogen sales, phosphate sales under the FPP increased significantly in both 2007 and the first half of 2008 during a period of rapidly rising fertilizer prices. Unlike our nitrogen fertilizer products where we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

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

CF INDUSTRIES HOLDINGS, INC.

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

        We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars from rail car owners in order to ship raw materials and finished products. These transportation operations, equipment, and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism, or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        The U.S. railroad industry is requesting regulations to shift certain liabilities to shippers for the movement of certain hazardous materials. This request applies to a number of materials including anhydrous ammonia which we ship to and from our manufacturing and distribution facilities. These proposed regulations would require us to indemnify or provide supplemental insurance to the railroads for damages above a stated threshold stemming from any release of the toxic materials, regardless of fault. Any transfer of the railroad's liability to us or requirement to provide supplemental insurance could be a significant potential liability for us or could impact our ability to transport this product.

        If we are delayed or unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are

CF INDUSTRIES HOLDINGS, INC.

significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected.

        New regulations could also be implemented affecting the equipment used to ship our raw materials or finished products. The U.S. railroad industry is proposing higher ammonia tank car performance standards which could require the modification or replacement of our leased tank car fleet. These higher standards could impact our ability to obtain an adequate supply of rail cars to support our operations.

Expansion of our business may result in unanticipated adverse consequences.

        We routinely consider possible expansions of our business, both domestically and in certain foreign locations. Acquisitions, partnerships, joint ventures and other major investments require significant managerial resources, which may be diverted from our other activities and may impair the operation of our businesses.

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

CF INDUSTRIES HOLDINGS, INC.

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

Our operations are dependent on numerous required permits, approvals and financial assurance requirements from governmental authorities.

        We hold numerous environmental, mining and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

        In certain cases, as a condition to procure such permits and approvals or as a condition to maintain existing approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and/or reclamation at our facilities. In March 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of taking advantage of a safe harbor provision in a 2005 amendment to Florida's regulations pertaining to financial assurance requirements for the closure of phosphogypsum stacks. Florida regulations also mandate payment of certain mining taxes based on the quantity of ore mined and are subject to change based on local regulatory approvals. Additional financial assurance requirements or other increases in local mining regulations and taxes could have a material adverse effect on our business, financial condition and results of operations.

        Florida regulations require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2008, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 50 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 14 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 33 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately nine additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

        We use natural gas, ammonia and sulfur as raw materials in the manufacture of fertilizers. We purchase these raw materials from third-party suppliers. Prices for these raw materials can fluctuate

CF INDUSTRIES HOLDINGS, INC.

significantly due to changes in supply and demand. We may not be able to pass along to our customers increases in the costs of raw materials, which could have a material adverse effect on our business. These products are transported by barge, truck, rail or pipeline to our facilities by third-party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of these key raw materials, including those caused by capacity constraints; explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving pipelines; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; or labor difficulties, could have a material adverse effect on our business.

Our investments in securities are subject to risks that may result in losses.

        We invest our excess cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.

        At December 31, 2008, we held investments of $177.8 million in tax-exempt auction rate securities. These securities were issued by various state and local government entities and are all supported by student loans that were primarily issued under the Federal Family Loan Program. The underlying securities have stated maturities that range up to 39 years and are guaranteed by entities affiliated with governmental entities. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid, and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process.

        Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments which could have a material adverse effect on our business, results of operations, liquidity, or financial condition.

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

Global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition and results of operations.

        A general slowdown in economic activity caused by the current recession could adversely affect our business in the following ways: a worsening of the current credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; the failure of certain key suppliers or derivative counterparties could increase our exposure to disruptions in supply or to financial losses; and, the continuation of both the volatility of interest rates and negative market returns could result in increased expense and greater contributions to our defined benefit plans.

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

  •
  our inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements;

  •
  acts of terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  losses on our investments in securities;

  •
  loss of key members of management and professional staff, and

  •
  recent deterioration of global market and economic conditions.

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

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. Nonetheless, the Company has conducted a successful pilot test to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants and maintain compliance with Plant City's air permit. The Company has

CF INDUSTRIES HOLDINGS, INC.

received a permit from the Florida Department of Environmental Protection that authorizes the Company to make this change for the three ammonium phosphate plants that utilize process water. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and Department of Justice, this does address a significant issue identified in the NOV.

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

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's own sampling results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. The Company has recently conducted an additional limited amount of sampling at the Plant City facility, pursuant to a work plan agreed to with the EPA, and is planning to submit a report to the EPA documenting the results of this sampling by March 2009. Subject to the EPA's review of these results, the Company does not believe that further investigation will be required.

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

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2008	High	Low
First Quarter	$131.71	$78.73	$0.10
Second Quarter	172.99	97.35	0.10
Third Quarter	168.14	81.13	0.10
Fourth Quarter	93.63	37.71	0.10

	Sales Prices
			Dividends per Share
2007	High	Low
First Quarter	$43.72	$25.70	$0.02
Second Quarter	61.99	37.96	0.02
Third Quarter	77.09	44.16	0.02
Fourth Quarter	118.88	68.30	0.02

        As of February 6, 2009, there were 21 stockholders of record, representing approximately 16,000 beneficial owners of our common stock.

        In February of 2008, our Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.10 per common share. Accordingly, we expect to pay quarterly cash dividends on our common stock at an annual rate of $0.40 per share for the foreseeable future. The declaration and payment of dividends to holders of our common stock is at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board of Directors deems relevant. Our ability to pay dividends on our common stock is limited under the terms of our senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement. For additional information about our senior secured credit facility, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 23—Credit Agreement and Notes Payable.

CF INDUSTRIES HOLDINGS, INC.

        The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2008:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
10/1/08 - 10/31/08	1,508,000	$60.62	1,508,000	$408,582
11/1/08 - 11/30/08	6,971,377	58.61	6,971,377	—
12/1/08 - 12/31/08	—	—	—	—

Total	8,479,377	58.96	8,479,377	—

(1)
On October 22, 2008, our Board of Directors authorized the Company to repurchase up to $500 million of its common stock through October 22, 2011, subject to market conditions (the "2008 Stock Repurchase Program"), as discussed in Note 27—Stockholders' Equity in the Notes to Consolidated Financial Statements.

(2)
Average price paid per share of common stock repurchased under the 2008 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The following selected historical financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our consolidated financial statements, which are not included in this Form 10-K.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$3,921.1	$2,756.7	$2,032.9	$1,967.9	$1,680.7
Cost of sales	2,698.4	2,086.7	1,885.7	1,758.7	1,464.6

Gross margin	1,222.7	670.0	147.2	209.2	216.1
Selling, general and administrative	68.0	65.2	54.5	57.0	41.8
Other operating—net	4.5	3.2	21.4	14.1	25.1

Operating earnings (loss)	1,150.2	601.6	71.3	138.1	149.2
Interest expense (income)—net	(24.5)	(22.7)	(9.6)	(0.6)	16.8
Loss on extinguishment of debt	—	—	—	28.3	—
Minority interest	116.9	54.6	28.8	17.8	23.1
Impairment of investments in unconsolidated affiliates(1)	—	—	—	—	1.1
Other non-operating—net	(0.7)	(1.6)	(0.9)	0.1	(0.8)

Earnings (loss) before income taxes, equity in earnings of unconsolidated affiliates and cumulative effect of a change in accounting principle	1,058.5	571.3	53.0	92.5	109.0
Income tax provision(2)	378.1	199.5	19.7	128.7	41.4
Equity in earnings of unconsolidated affiliates—net of taxes	4.2	0.9	—	—	0.1
Cumulative effect of a change in accounting principle—net of taxes(3)	—	—	—	(2.8)	—

Net earnings (loss)	$684.6	$372.7	$33.3	$(39.0)	$67.7

Cash dividends declared per common share	$0.40	$0.08	$0.08	$0.02

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Post—Initial Public Offering (IPO) Information
Net Loss and Loss Per Share:
Loss before cumulative effect of a change in accounting principle	$(109.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Post-IPO net loss	$(112.3)

Basic and diluted weighted average common shares outstanding	55.0

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.99)
Cumulative effect of a change in accounting principle—net of taxes	(0.05)

Post-IPO net loss	$(2.04)

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
				Pro forma(4)
	Actual 2008	Actual 2007	Actual 2006
				2005	2004
	(in millions, except per share amounts)
Share and per share data:
Basic weighted average common shares outstanding	55.3	55.5	55.0	55.0	55.0

Basic net earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$12.39	$6.71	$0.60	$(0.66)	$1.23
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(0.05)	—

Net earnings (loss)	$12.39	$6.71	$0.60	$(0.71)	$1.23

Diluted weighted average common shares outstanding	56.4	56.7	55.1	55.0	55.0

Diluted net earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$12.15	$6.57	$0.60	$(0.66)	$1.23
Cumulative effect of a change in accounting principle—net of taxes	—	—	—	(0.05)	—

Net earnings (loss)	$12.15	$6.57	$0.60	$(0.71)	$1.23

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$100.8	$84.5	$94.6	$97.5	$108.6
Capital expenditures	141.8	105.1	59.6	72.2	34.2

	December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$625.0	$366.5	$25.4	$37.4	$50.0
Short-term investments(5)	—	494.5	300.2	179.3	369.3
Total assets	2,387.6	2,012.5	1,290.4	1,228.1	1,556.7
Customer advances	347.8	305.8	102.7	131.6	211.5
Total debt	4.1	4.9	4.2	4.2	258.8
Stockholders' equity	1,338.1	1,187.0	767.0	755.9	787.3

(1)
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

(4)
Represents the pro forma basic and diluted net earnings (loss) per share calculations as if the weighted-average number of shares issued in the initial public offering were outstanding as of the beginning of the earliest period presented.

(5)
In 2007, short-term investments consisted primarily of available-for-sale auction rate securities. In 2008, these investments became illiquid as traditional market trading mechanisms for auction rate securities ceased and auctions for these securities failed. As a result, at December 31, 2008, our remaining $177.8 million of investments in auction rate securities are classified as a noncurrent asset on our consolidated balance sheet, as we will not be able to access these funds until traditional market trading mechanisms resume, a buyer is found outside the auction process and/or the securities are redeemed by the issuer.

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
  Forward Pricing Program (FPP)
  •
  Discussion of Seasonality Impacts on Operations

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate segment are diammonium phosphate, or DAP, monoammonium phosphate, or MAP and granular muriate of potash, or potash. For the twelve months ended June 30, 2007, the most recent period for which such information is available, we supplied approximately 22% of the nitrogen and approximately 14% of the phosphate used in agricultural fertilizer applications in the United States, according to the Association of American Plant Food Control Officials. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors.

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

Financial Executive Summary

  •
  We reported net earnings of $684.6 million in 2008 compared to net earnings of $372.7 million in 2007, reflecting the impact of a strong pricing environment for our products. Our results for 2008 included a net pre-tax unrealized mark-to-market loss of $63.8 million ($41.1 million after tax) on natural gas derivatives in our nitrogen segment and a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge in our phosphate segment. Net earnings of $372.7 million in 2007 included a net $17.0 million pre-tax unrealized mark-to-market gain ($11.0 million after tax) on natural gas derivatives.

  •
  Our gross margin increased by $552.7 million to $1,222.7 million in 2008 compared to $670.0 million in 2007. The increase in gross margin resulted mainly from higher average nitrogen and phosphate selling prices, partially offset by higher phosphate raw material costs, higher realized natural gas costs, increased purchased product costs, as well as unrealized mark-to-market losses on natural gas derivatives and valuation charges to phosphate and potash inventories.

  •
  Our net sales increased 42% to $3.9 billion in 2008 compared to $2.8 billion in 2007. The increase reflected higher average nitrogen and phosphate selling prices offset slightly by lower nitrogen and phosphate sales volume. Total sales volume was 7.9 million tons in 2008 as compared to 8.9 million tons in 2007.

  •
  Cash flow from operations decreased $51.5 million to $638.6 million in 2008, due primarily to cash used to support an increase in inventory that more than offset improved operating results.

  •
  As of December 31, 2008, we had cash and cash equivalents of $625.0 million, $177.8 million of illiquid investments in auction rate securities and a $347.8 million current liability attributable to customer advances related to cash deposits received under our FPP. As of December 31, 2007, we had cash and cash equivalents of $366.5 million, short term investments (mainly auction rate securities) of $494.5 million and customer advances of $305.8 million, respectively.

  •
  We paid cash dividends of $22.0 million in 2008, an increase of $17.5 million from 2007, due to an increase of the quarterly dividend to $0.10 per common share from $0.02 per common share.

  •
  On August 30, 2008 we implemented an orderly shutdown of our Donaldsonville, Louisiana nitrogen complex in anticipation of Hurricane Gustav, which struck the region on September 1, 2008. Although the Donaldsonville complex suffered only minor damage, the hurricane caused substantial damage to the electrical power distribution system in the region causing the complex to be without power until September 8, 2008. Production units were brought back online progressively and all production units were operational by September 24, 2008. Total lost production as a result of the storm consisted of about 40,000 shippable tons of ammonia, 100,000 tons of urea and 31,000 tons of UAN (28%) solution. This production disruption did not impact our ability to meet our sales commitments. The cost of repairs and incremental expenses was approximately $5 million, which was charged to cost of sales mainly in the third quarter.

CF INDUSTRIES HOLDINGS, INC.

    Additionally, approximately $7 million of fixed overhead costs at the Donaldsonville complex were charged directly to cost of sales due to the shutdown.

  •
  During the fourth quarter of 2008, we repurchased and retired 8.5 million shares of our common stock for approximately $500 million (at an average price of $58.96 per share) under a program authorized by our Board of Directors.

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

        In 2002, we reassessed our corporate mission and adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. Under the new business model, we began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2008, our sales to customers other than our pre-IPO owners and Viterra Inc. (formerly Westco), our joint venture partner in CFL, reached approximately 53% of our total sales volume for the year, which was more than double the comparable percentage for 2002.

        CF Holdings was formed as a Delaware corporation in April 2005 to hold the existing businesses of CF Industries, Inc. On August 16, 2005, we completed our initial public offering (IPO) of common stock. We sold approximately 47.4 million shares of our common stock in the offering and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from our IPO. In connection with our IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and approximately 7.6 million shares of our common stock.

Significant Items

2008

        During 2008, the nitrogen and phosphate segments experienced record high selling prices due to favorable supply and demand balances until the fourth quarter when sharply reduced fertilizer demand significantly impacted nitrogen and phosphate selling prices. Factors leading to reduced demand included poor weather in North America, declining crop prices and reduced credit availability. Consolidated net sales increased by $1.1 billion, or 42%, to $3.9 billion in 2008, with increases due to higher average selling prices in both the nitrogen and phosphate segments. Gross margin increased by $552.7 million in 2008. Our 2008 gross margin included a $63.8 million pre-tax unrealized mark-to-market loss on natural gas derivatives. In 2008, we began staging purchased potash fertilizer in our distribution network and expect to commence sales in the spring season of 2009. The potash results

CF INDUSTRIES HOLDINGS, INC.

are included in the phosphate segment. During the fourth quarter, we recorded a $57.0 million pre-tax ($36.7 million after tax) non-cash charge to write down our phosphate ($30.3 million) and potash ($26.7 million) inventories as the carrying cost exceeded the estimated net realizable values.

        During the fourth quarter of 2008, we repurchased and retired 8.5 million shares of our common stock for approximately $500 million (at an average price of $58.96 per share) under a program authorized by our Board of Directors.

2007

        Both the nitrogen and phosphate segments in 2007 were favorably impacted by improved demand and pricing as a robust agricultural economy characterized by strong domestic and international grain markets produced high global demand for fertilizer. Increasing demand pushed average selling prices higher as the year progressed. Consolidated net sales increased by $723.8 million, or 36%, to $2.8 billion in 2007, with increases in both the nitrogen and phosphate segments. Gross margin increased by $522.8 million in 2007. Our 2007 gross margin included a $17.0 million pre-tax unrealized mark-to-market gain on natural gas derivatives.

        Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. During 2007, we purchased a 50% voting interest in Keytrade for $25.9 million. Under this arrangement, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America, and Keytrade is our exclusive importer of UAN products into North America. We also provided $13.7 million in a combination of subordinated financing for Keytrade under notes that will mature in September 2017 and preferred stock. We report Keytrade as an equity method investment.

        We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006, we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the twelve months ended December 31, 2007 was an increase in earnings before income taxes of $10.3 million, an increase in net earnings of $6.7 million, and an increase in diluted earnings per share of $0.12.

2006

        The domestic nitrogen segment in 2006 was affected by adverse conditions early in the year due to the remaining impacts from the 2005 hurricane season and its impact on natural gas pricing due to damage experienced by Gulf of Mexico gas producers. Later in the year, natural gas prices fell, and a tight international market for fertilizer products and an expectation of a stronger planting season in early 2007 led to a stabilization in overall pricing. Results for our phosphate business in 2006 were impacted favorably by increased domestic demand and stable international conditions. Consolidated net sales increased $65.0 million, or 3.3%, in 2006 to $2.0 billion, with increases in both the nitrogen and phosphate segments. Gross margin declined by $62.0 million, or 30%, to $147.2 million. Our 2006 gross margin was impacted by a $30.7 million pre-tax charge for unrealized mark-to-market losses on natural gas derivatives and a pre-tax charge of $21.6 million for adjustments to asset retirement obligations (AROs) and demolition costs primarily related to our closed Bartow, Florida complex. Late in 2006, management committed to a plan to relocate its corporate office to Deerfield, Illinois. The move was completed in the first quarter of 2007.

CF INDUSTRIES HOLDINGS, INC.

Key Industry Factors

        We operate in a highly competitive, global industry. Our products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.

Global Supply & Demand

        Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, federal regulations, including requirements mandating increased use of bio-fuels and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key consuming/exporting countries such as China, India or Brazil often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, government policies and global trade.

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 56% of the total cost of our nitrogen fertilizer sales in 2008 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

CF INDUSTRIES HOLDINGS, INC.

        The domestic phosphate industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Consequently, phosphate prices and demand for U.S. DAP/MAP are subject to considerable volatility and dependent on a wide variety of factors impacting the world market, including fertilizer and/or trade policies of foreign governments, changes in ocean bound freight rates and international currency fluctuations.

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

        In 2003, we instituted a margin risk management approach utilizing our forward pricing program (FPP), which allows us to manage some of the risks created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. See "Forward Pricing Program" later in this discussion and analysis. As a result of fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses mainly consist of salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees. Our selling, general and administrative expenses have increased as a result of the consummation of our IPO. These expenses include additional legal and corporate governance expenses, stock-based awards, salary and payroll-related costs for additional accounting staff, director compensation, exchange listing fees, transfer agent and stockholder-related fees and increased premiums for director and officer liability insurance coverage.

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

        Minority Interest.    Amounts reported as minority interest represent the 34% minority interest in the net operating results of CFL, our consolidated Canadian joint venture. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Two of our pre-IPO owners own 17% of CFL's voting common stock, including GROWMARK which owns 9%. The remaining 34% of the voting common stock and non-voting preferred stock of CFL is held by Viterra. We designate four members of CFL's nine-member board of directors, which also has one member designated by each of our two pre-IPO owners that own an interest in CFL and three members designated by Viterra.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Viterra has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both we and Viterra pay the greater of operating cost or market price for purchases. However, the product purchase agreements also provide that CFL will distribute its net earnings to us and Viterra annually based on the respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. Our product purchase agreement also requires us to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be related to the amount of product we purchase, or at least 66% of the deficiency, and would be more in any year in which we purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra. We and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume meets the parties' combined requirements. The management agreement, the product purchase agreements and any other agreements related to CFL are subject to change with the consent of both parties.

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

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

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

        Equity in Earnings of Unconsolidated Affiliates—Net of Taxes.    Equity in earnings of unconsolidated affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings of unconsolidated affiliates-net of taxes in 2008 and 2007 relate to our investment in Keytrade.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Year ended December 31,
	2008	2007	2006	2008 v. 2007	2007 v. 2006
	(in millions, except per share amounts)
Net sales	$3,921.1	$2,756.7	$2,032.9	$1,164.4	$723.8
Cost of sales	2,698.4	2,086.7	1,885.7	611.7	201.0

Gross margin	1,222.7	670.0	147.2	552.7	522.8
Selling, general and administrative	68.0	65.2	54.5	2.8	10.7
Other operating—net	4.5	3.2	21.4	1.3	(18.2)

Operating earnings	1,150.2	601.6	71.3	548.6	530.3
Interest expense	1.6	1.7	2.9	(0.1)	(1.2)
Interest income	(26.1)	(24.4)	(12.5)	(1.7)	(11.9)
Minority interest	116.9	54.6	28.8	62.3	25.8
Other non-operating—net	(0.7)	(1.6)	(0.9)	0.9	(0.7)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,058.5	571.3	53.0	487.2	518.3
Income tax provision	378.1	199.5	19.7	178.6	179.8
Equity in earnings of unconsolidated affiliates—net of taxes	4.2	0.9	—	3.3	0.9

Net earnings	$684.6	$372.7	$33.3	$311.9	$339.4

Diluted net earnings per share	$12.15	$6.57	$0.60	$5.58	$5.97
Diluted weighted average common shares outstanding	56.4	56.7	55.1	(0.3)	1.6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Operating Results

        In 2008, the nitrogen segment benefited from record high crop prices and tight global supply conditions through most of the year. Later in the year the nitrogen segment was adversely impacted by poor weather conditions during the fall application period and rapidly declining demand due to a combination of declining grain prices and the impact of the world financial crisis. Operating results in our phosphate segment also improved over 2007 due to record high selling prices and tight international supply/demand conditions. Our phosphate segment was also adversely affected later in 2008 by a deteriorating international market as well as reduced domestic demand. Our total gross margin increased by $552.7 million to $1,222.7 million for 2008, from a gross margin of $670.0 million for 2007. The increase resulted mainly from higher average nitrogen and phosphate selling prices, partially offset by higher raw material costs, increased purchased product costs, unrealized mark-to-market losses on natural gas derivatives, and, later in the year, inventory valuation charges in the phosphate segment. Net earnings of $684.6 million for 2008 included a net pre-tax unrealized mark-to-market loss of $63.8 million ($41.1 million after tax) on natural gas derivatives as well as a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge in our phosphate segment. Net earnings of $372.7 million for 2007 included a pre-tax unrealized mark-to-market gain of $17.0 million ($11.0 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

        Our net sales were $3.9 billion for 2008, or $1.1 billion higher than net sales for 2007. Higher average nitrogen and phosphate selling prices were partially offset by lower sales volume. Average nitrogen and phosphate selling prices for 2008 were 44% and 108% higher, respectively, than the prices for similar products in 2007, reflecting overall tight market conditions and increased international demand. Our total sales volume decreased 11% to 7.9 million tons for 2008 versus 8.9 million tons for 2007. Nitrogen sales volume in 2008 decreased 797,000 tons, or 12%, to 6.1 million tons for 2008 compared to 6.9 million tons in 2007 due mainly to poor weather conditions during the spring and fall application periods and the decision to reduce sales of low-margin purchased UAN. Our total level of phosphate sales volume was 1.8 million tons for 2008, compared to 2.0 million tons sold in 2007. The decrease in 2008 was caused by reduced domestic demand due to customers deferring phosphate purchases because of ample downstream inventories and uncertain farm economics.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged $296 per ton for 2008 compared to $230 per ton in 2007, an increase of 29%. This increase was due largely to higher purchased product costs, higher realized natural gas costs and the effect of unrealized mark-to-market adjustments on natural gas derivatives. The phosphate segment cost of sales averaged $491 per ton for 2008, compared to $247 per ton in the prior year, an increase of 99%. This increase was due mainly to higher sulfur and ammonia costs and an inventory valuation charge.

        During 2008, we sold approximately 5.6 million tons of fertilizer under our FPP, representing approximately 71% of our total sales volume for the period. In 2007, we sold approximately 5.4 million tons of fertilizer under this program, representing approximately 60% of our total sales volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 4% to $68.0 million in 2008 compared to $65.2 million in 2007. This increase was related primarily to an increase in consulting fees, legal fees, corporate office expenses related to maintaining our previous corporate headquarters and expenses related to performance-based incentive compensation. These increases were partially offset by lower long-term stock-based compensation, other compensation-related costs and higher acquisition expenses in the prior period related to our 2007 investment in Keytrade.

Other Operating—Net

        Other operating—net increased $1.3 million to $4.5 million in 2008 from $3.2 million in 2007. This increase includes a $4.6 million charge in 2008 primarily for asset retirement obligations (AROs) to recognize revised cost estimates to close the cooling pond and phosphogypsum stack system at our closed Bartow, Florida facility. Both 2008 and 2007 include gains that were recognized upon the sale of certain closed facilities or property and equipment. During 2008, we recorded a gain on the sale of both the excess land at our previous headquarters in Long Grove, Illinois and certain property and equipment at our Donaldsonville, Louisiana nitrogen complex. In 2007, we recognized a gain when we sold a warehouse and a parcel of land at Bartow. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 11 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

CF INDUSTRIES HOLDINGS, INC.

Interest—Net

        Interest—net increased $1.8 million to $24.5 million of net interest income in 2008 from $22.7 million of net interest income in 2007. Interest income increased $1.7 million to $26.1 million in 2008 from $24.4 million in 2007 due to higher average balances of invested cash and higher average rates of return on securities held. Interest expense decreased $0.1 million to $1.6 million in 2008 from $1.7 million in 2007.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in 2008 was due to strong CFL operating results. The improvement in CFL operating results reflects higher sales prices for nitrogen fertilizers produced in Canada.

Income Taxes

        Our income tax provision for 2008 was $378.1 million, and represents an effective tax rate of 35.7%. This compared with a tax provision of $199.5 million on pre-tax earnings for 2007, and an effective tax rate of 34.9%. The 2008 increase in the effective tax rate results principally from lower tax-exempt interest income earned on our investments in 2008.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes for 2008 and 2007 consists of our share of the operating results of Keytrade.

Diluted Net Earnings Per Share and Weighted-Average Common Shares Outstanding

        Diluted net earnings per share increased to $12.15 per share for 2008 from $6.57 per share for 2007 due primarily to the increase in net earnings. Diluted weighted-average common shares outstanding of 56.4 million for 2008 approximated the prior year level.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Consolidated Operating Results

        Increased domestic demand, coupled with tight domestic and international markets, drove strong financial performance in the nitrogen segment in 2007, as compared to the prior year. Demand increased due to an increase in corn acreage planted, higher spring season application rates, a strong fall application season driven by favorable weather conditions and expectations of a strong spring season in 2008. Operating results in our phosphate segment improved due to tight domestic supply/demand conditions and strong worldwide demand. Our total gross margin increased by $522.8 million to $670.0 million for 2007, from a gross margin of $147.2 million for 2006. The increase was due largely to higher average nitrogen and phosphate selling prices, unrealized mark-to-market adjustments on natural gas derivatives, and higher nitrogen sales volume, partially offset by higher purchased product costs and higher realized natural gas costs. Net earnings of $372.7 million for 2007 included a net pre-tax unrealized mark-to-market gain of $17.0 million ($11.0 million after tax) on natural gas derivatives and a pre-tax charge of $1.0 million ($0.7 million after tax) for changes in estimates to our asset retirement obligations (AROs) and demolition costs. Net earnings of $33.3 million for 2006 included a pre-tax charge of $30.7 million ($18.7 million after tax) for unrealized mark-to-market losses

CF INDUSTRIES HOLDINGS, INC.

on natural gas derivatives and a pre-tax charge of $21.6 million ($13.1 million after tax) for adjustments to AROs and demolition costs primarily related to our closed Bartow, Florida complex.

Net Sales

        Our net sales were $2.8 billion for 2007, or $723.8 million higher than net sales for 2006, due largely to higher average nitrogen and phosphate selling prices and an increase in nitrogen sales volume. Our total sales volume increased 6% to 8.9 million tons for 2007 versus 8.4 million tons for 2006. Nitrogen sales volume in 2007 increased 628,000 tons, or 10%, to 6.9 million tons for 2007 compared to 6.3 million tons in 2006 due to increased domestic demand and our customers' anticipation of a strong spring season in 2008. Our total level of phosphate sales was 2.0 million tons for 2007, slightly below the 2.1 million tons sold in 2006. Average nitrogen and phosphate selling prices for 2007 were 22% and 46% higher, respectively, than the prices for similar products in 2006 reflecting overall tight market conditions and increased domestic demand.

Cost of Sales

        Total cost of sales of the nitrogen segment averaged $230 per ton for 2007 compared to $226 per ton in 2006, an increase of 2%. This increase was due largely to higher purchased product costs and higher realized natural gas costs, partially offset by unrealized mark-to-market adjustments on natural gas derivatives. Phosphate cost of sales averaged $247 per ton for 2007, compared to $221 per ton in the prior year, an increase of 12%. This increase was due mainly to higher costs for finished products we purchased to supplement our production and higher phosphate rock costs.

        During 2007, we sold approximately 5.4 million tons of fertilizer under our FPP, representing approximately 60% of our total sales volume for the period. In 2006, we sold approximately 3.0 million tons of fertilizer under this program, representing approximately 36% of our total sales volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 20% to $65.2 million in 2007 compared to $54.5 million in 2006. The year-over-year increase in expense for 2007 resulted largely from increased expenses related to performance-based short-term management incentive compensation expenses related to the relocation of our corporate headquarters to Deerfield, Illinois, increased compensation costs associated with our long-term stock-based compensation, expenses related to our Keytrade investment and certain software implementation costs.

Other Operating—Net

        Other operating—net decreased to $3.2 million in 2007 from $21.4 million in 2006. We recorded a $3.8 million gain on the third quarter 2007 sale of a parcel of land and a warehouse at our closed Bartow, Florida, facility. In conjunction with that sale we reduced the related AROs by $1.0 million to reflect obligations previously recognized for which we are now no longer responsible. On an annual basis, we review all aspects of the closed Bartow complex with respect to AROs and other plant site closure related activities. As a result of our year end 2007 review, as well as other reviews performed during the year, we recorded net upward adjustments of $0.8 million to other Bartow AROs during 2007. This upward adjustment excluded the $1.0 million reduction due to the sale of the land and warehouse previously mentioned. In 2006, we recorded a charge of $14.9 million, primarily in the fourth quarter, to reflect revised estimates for water treatment and phosphogypsum stack system closure costs and plant closure costs. These Bartow-related charges pertained to additional water

CF INDUSTRIES HOLDINGS, INC.

treatment costs to accommodate closure of the cooling pond, additional phosphogypsum stack system closure costs associated with the cooling channel as well as higher costs related to site closure activities, storm water management and closure of the waste water treatment system. We also recorded a $3.3 million charge, again primarily in the fourth quarter of 2006, for additional planned demolition activities at Bartow. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 11 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Interest—Net

        Interest—net increased to $22.7 million of net interest income in 2007 from $9.6 million of net interest income in 2006. Interest income increased to $24.4 million in 2007 from $12.5 million in 2006 due to higher average balances of invested cash partially offset by lower average rates of return. The decrease in the average rates of return is due to substantially all of our short-term investments for 2007 being in securities that are exempt from federal taxation. Interest expense decreased 41% to $1.7 million in 2007 from $2.9 million in 2006. This decrease was due primarily to $1.0 million of interest expense recorded in the second quarter of 2006 related to a Canadian income tax matter.

Minority Interest

        Amounts reported as minority interest represent the interest of the 34% minority holder of CFL's common and preferred shares. The increase in 2007 was due to CFL operating results. The improvement in CFL operating results reflects stronger market conditions for nitrogen fertilizers produced in Canada.

Income Taxes

        Our income tax provision for 2007 was $199.5 million, resulting in an effective tax rate of 34.9%. This compared with a tax provision of $19.7 million on pre-tax earnings for 2006, and an effective tax rate of 37.2%. The 2007 decrease in the effective tax rate results principally from the impact of an increase in the U.S. domestic production activities deduction and non-taxable interest income earned on short-term investments.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes for 2007 consists of our share of the operating results of Keytrade for the period we held the investment in 2007. The amounts recorded in 2007 include a deferred U.S. income tax provision of $0.7 million on our share of the earnings.

Diluted Net Earnings Per Share and Weighted-Average Common Shares Outstanding

        Diluted net earnings per share increased to $6.57 per share for 2007 from $0.60 per share for 2006 due primarily to the increase in net earnings, partially offset by an increase in the diluted weighted-average shares of outstanding common stock. The increase in the diluted weighted-average shares of outstanding common stock in 2007 versus 2006 is due to the impact of stock option and restricted stock activity in 2007.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year ended December 31,
	2008	2007	2006	2008 v. 2007	2007 v. 2006
	(in millions, except as noted)
Net sales	$2,591.1	$2,041.9	$1,521.9	$549.2	$520.0
Cost of sales	1,820.8	1,595.1	1,423.4	225.7	171.7

Gross margin	$770.3	$446.8	$98.5	$323.5	$348.3
Gross margin percentage	29.7%	21.9%	6.5%
Tons of product sold (000s)	6,141	6,938	6,310	(797)	628
Sales volume by product (000s)
Ammonia	1,079	1,434	1,226	(355)	208
Urea	2,617	2,701	2,619	(84)	82
UAN	2,405	2,754	2,420	(349)	334
Other nitrogen products	40	49	45	(9)	4
Average selling price per ton by product
Ammonia	$560	$388	$362	$172	$26
Urea	462	329	251	133	78
UAN	321	215	172	106	43
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$9.42	$7.81	$7.20	$1.61	$0.61
Medicine Hat	7.74	6.24	6.56	1.50	(0.32)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$8.82	$6.93	$6.74	$1.89	$0.19
AECO (Alberta)	7.76	5.99	5.76	1.77	0.23
Depreciation and amortization	$57.3	$50.4	$59.2	$6.9	$(8.8)
Capital expenditures	$74.2	$61.1	$26.0	$13.1	$35.1
Production volume by product (000s)
Ammonia(2)(3)	3,249	3,289	3,158	(40)	131
Granular urea(2)	2,355	2,358	2,334	(3)	24
UAN (28%)	2,602	2,611	2,336	(9)	275

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, our joint venture partner in CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net Sales.    Nitrogen segment net sales increased 27% to $2.6 billion in 2008, compared to $2.0 billion in 2007, due to higher average selling prices partially offset by lower sales volume. The 44% increase in average ammonia selling prices for 2008, was driven primarily by both a tight domestic and international supply/demand balance and the expectation of strong Midwest fall application seasons. Strength in international markets, reflecting a reduction in Chinese exports and increased demand in Latin America contributed to the 40% increase in average urea selling prices. The 49% increase in average UAN selling prices for 2008 compared to 2007 reflected the impact of reduced import volume, below average producer inventory and stronger conditions in the international market through the third quarter of 2008. While spot selling prices across all nitrogen products decreased significantly later in the year, we benefited from the substantial volume we had booked under our FPP, with prices that were established earlier in the year. Nitrogen sales volume decreased 12% to 6.1 million tons in 2008 compared to 6.9 million tons in 2007. Ammonia volume, which decreased approximately 355,000 tons in 2008, was impacted by poor weather conditions during both the spring and the fall application periods. Also, overall nitrogen consumption, including ammonia, was affected during the spring by a reduction in planted corn acres, relative to the previous year. The 3% decrease in urea sales volumes resulted from relatively full downstream inventories late in the year. The 349,000 ton decrease in UAN sales volumes resulted primarily from our decision to reduce sales of low-margin purchased UAN and a slowdown in demand stemming from high downstream inventories in the second half of the year caused by product carryover from weak spring product movement.

        Cost of Sales.    Total cost of sales in the nitrogen segment increased 29% to $296 per ton for 2008, compared to $230 per ton for 2007, due largely to higher realized natural gas costs and higher purchased product costs in addition to unrealized mark-to-market adjustments on natural gas derivatives. The costs of finished products purchased for resale were approximately $104.0 million higher in 2008 than in 2007 due primarily to the overall increase in nitrogen prices. The overall weighted-average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 22% in 2008 versus the cost in 2007. Cold temperatures in the first quarter of 2008, along with strong crude oil prices throughout most of the first nine months of 2008, helped drive natural gas prices higher relative to the prior year. However, in the fourth quarter natural gas prices declined to levels consistent with the fourth quarter of 2007 due to declines in crude oil prices driven by the overall global economic slowdown.

        We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. We recognized a net $63.8 million unrealized mark-to-market loss in 2008 compared to a net $17.0 million unrealized mark-to-market gain in 2007.

        During 2008, we sold approximately 4.5 million tons of nitrogen fertilizers under our FPP, representing approximately 74% of our nitrogen sales volume for the period. In 2007, we sold approximately 4.6 million tons of nitrogen fertilizers under this program, representing approximately 66% of our nitrogen sales volume for the period.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net Sales.    Nitrogen segment net sales increased 34% to $2.0 billion in 2007, compared to $1.5 billion in 2006, due to higher average selling prices as well as higher sales volume. The 7% increase in average ammonia selling prices for 2007, arising mainly in the fourth quarter, was driven primarily by tight supplies heading into the quarter and a strong fall application season. Higher average urea selling prices reflected continued strong domestic and international demand. The 25% increase in

CF INDUSTRIES HOLDINGS, INC.

average UAN selling prices for 2007 compared to 2006 reflected strong domestic demand and a tight supply/demand balance. Nitrogen sales volume increased 10% to 6.9 million tons in 2007 compared to 6.3 million tons in 2006. The increase was due to the impact of an increase in corn acres planted, higher fertilizer application rates in the spring, as well as a strong fall ammonia application season and demand in anticipation of a strong spring 2008 planting season. The increase in corn acreage was driven by greater demand by ethanol producers, low corn inventories and continued strong demand for feed.

        Cost of Sales.    Total cost of sales in our nitrogen segment averaged $230 per ton for 2007, compared to $226 per ton for 2006, an increase of 2%, largely due to higher purchased product costs and higher realized natural gas costs, partially offset by unrealized mark-to-market adjustments on natural gas derivatives. The costs of finished fertilizer products purchased for resale were approximately $57.6 million higher in 2007 than in 2006 due to an increase in the amount of sales volume supported by purchased products as well as the overall increase in nitrogen prices, both factors occurring mainly during the last six months of 2007. The overall weighted-average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 4% in 2007 versus the cost in 2006. The increase in realized gas costs was due mainly to greater net realized losses on our natural gas derivatives.

        We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. We recognized a net $17.0 million unrealized mark-to-market gain in 2007 compared to a net $30.7 million unrealized mark-to-market loss in 2006.

        During 2007, we sold approximately 4.6 million tons of nitrogen fertilizers under our FPP, representing approximately 66% of our nitrogen fertilizer sales volume for the period. In 2006, we sold approximately 2.7 million tons of nitrogen fertilizers under this program, representing approximately 44% of our nitrogen sales volume for the period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Year ended December 31,
	2008	2007	2006	2008 v. 2007	2007 v. 2006
	(in millions, except as noted)
Net sales	$1,330.0	$714.8	$511.0	$615.2	$203.8
Cost of sales(1)	877.6	491.6	462.3	386.0	29.3

Gross margin	$452.4	$223.2	$48.7	$229.2	$174.5
Gross margin percentage	34.0%	31.2%	9.5%
Gross margin by product(1)
DAP/MAP	$480.9	$223.2	$48.7	$257.7	$174.5
Potash	(28.5)	—	—	(28.5)	—
Gross margin percentage by product
DAP/MAP	36.2%	31.2%	9.5%
Tons of product sold (000s)	1,787	1,994	2,090	(207)	(96)
Sales volume by product (000s)
DAP	1,532	1,624	1,676	(92)	(52)
MAP	255	370	414	(115)	(44)
Domestic vs export sales of DAP/MAP (000s)
Domestic	1,263	1,557	1,447	(294)	110
Export	524	437	643	87	(206)
Average selling price per ton by product
DAP	$760	$357	$243	$403	$114
MAP	646	366	251	280	115
Depreciation, depletion and amortization	$40.5	$31.5	$33.1	$9.0	$(1.6)
Capital expenditures	$66.2	$39.9	$32.2	$26.3	$7.7
Production volume by product (000s)
Phosphate rock	3,443	3,233	3,805	210	(572)
Sulfuric acid	2,448	2,531	2,598	(83)	(67)
Phosphoric acid as P2O5(1)	985	976	1,009	9	(33)
DAP/MAP	1,980	1,948	2,023	32	(75)
Potash purchases (000s)	164	—	—	164	—

(1)
The year ended December 31, 2008 includes inventory valuation adjustments associated with our phosphate and potash inventories of $30.3 million and $26.7 million, respectively.

(2)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net Sales.    Phosphate segment net sales increased 86% to $1,330.0 million for 2008 compared to $714.8 million in 2007, due primarily to higher average selling prices. Average phosphate selling prices during 2008 more than doubled compared to prices in 2007. The increase was driven by strong worldwide demand caused by tightening world crop balances, record grain and oilseed prices and a

CF INDUSTRIES HOLDINGS, INC.

run-up in raw material prices. While spot phosphate selling prices weakened during the last quarter of 2008, we benefited from certain sales made through our FPP at prices agreed upon earlier in the year. Our phosphate sales volume decreased 10% to 1.8 million tons in 2008 compared to 2.0 million tons in 2007. Although export sales increased by 87,000 tons, domestic sales volumes dropped 19%. Most of this decline occurred in the fourth quarter of 2008 as downstream retailer and distributor inventories were full and customers deferred phosphate purchases due to uncertain farm economics.

        Cost of Sales.    Phosphate segment cost of sales averaged $491 per ton for 2008, almost double the $247 per ton in the prior year. This increase was due mainly to higher sulfur and ammonia costs and a $57.0 million non-cash inventory valuation adjustment. Both sulfur and ammonia costs demonstrated significant volatility during the year. Average annual sulfur costs for 2008 were more than five times the costs for 2007 due to continued tightening in the international markets during the first half of the year, which carried over from the end of 2007. As the international markets began to loosen in the second half of the year, domestic supply was interrupted due to hurricanes in the gulf coast in the third quarter, but the sulfur market collapsed in the fourth quarter due to phosphate production curtailments worldwide. An 81% increase in ammonia costs reflected a strong international market until late in the year when demand for phosphate production decreased.

        In the second half of 2008, we began staging purchased potash fertilizer in our distribution network and expect to commence sales in the spring season of 2009. The potash results are included in the phosphate segment. During the fourth quarter, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values.

        During 2008, we sold approximately 1.1 million tons of phosphate fertilizer under our FPP, representing approximately 61% of our phosphate fertilizer sales volume for the period. In 2007, we sold approximately 835,000 tons of phosphate fertilizer under this program, representing approximately 42% of our phosphate fertilizer sales volume for the period.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net Sales.    Phosphate segment net sales increased 40% to $714.8 million for 2007 compared to $511.0 million in 2006, due to higher average selling prices, partially offset by lower sales volume. Average phosphate selling prices during 2007 increased by 46% compared to prices in 2006. The increase was driven by strong domestic demand and reduced domestic production volumes (relative to historic levels) leading to a tight domestic supply/demand balance. Our total level of phosphate sales of 2.0 million tons in 2007 decreased 5% compared to 2.1 million tons in 2006. Export sales of DAP and MAP declined by 206,000 tons primarily from reduced availability of product due to scheduled first quarter maintenance activity at our Plant City, Florida phosphate complex, along with supply being made available for second quarter domestic sales in anticipation of increased domestic demand. Effective November 30, 2007, we terminated our membership in PhosChem and we no longer utilize this sales association to export phosphate fertilizers. Keytrade has become our sole exporter of phosphate fertilizers.

        Cost of Sales.    Phosphate cost of sales averaged $247 per ton for 2007 compared to $221 per ton for 2006. The 12% increase was due mainly to higher purchased product costs and higher phosphate rock costs, as well as higher sulfur costs. Purchased product costs were approximately $13.4 million higher in 2007 than in the same period of 2006, due primarily to an increase in the amount of sales volume supported by purchased products, mainly occurring during the second quarter of 2007. Higher per-ton phosphate rock mining costs were due to fewer tons mined in 2007 as compared to 2006 resulting from unfavorable mining conditions as well as higher earthmoving costs for land management. Average annual sulfur costs increased by 10% for 2007 compared to 2006. The increase, mainly

CF INDUSTRIES HOLDINGS, INC.

occurring in the fourth quarter of 2007, reflected the impact of a strengthening domestic sulfur market fueled by strong demand and insufficient supply. We expect the domestic and international sulfur markets to remain tight in 2008 due to strong anticipated demand from phosphate fertilizer and metal producers.

        During 2007, we sold approximately 835,000 tons of phosphate fertilizer under our FPP, representing approximately 42% of our phosphate sales volume for the period. In 2006, we sold approximately 294,000 tons of phosphate fertilizer under this program, representing approximately 14% of our phosphate sales volume for the period.

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

Cash Balances

        As of December 31, 2008, we had cash and cash equivalents of $625.0 million and a $347.8 million current liability attributable to customer advances related to cash deposits received under our forward pricing program. As of December 31, 2007, we had cash and cash equivalents of $366.5 million, short-term investments of $494.5 million and a $305.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We hold investments in available-for-sale high-grade tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of December 31, 2008, our investments in auction rate securities were reported at their fair value of $177.8 million, after reflecting a $20.8 million unrealized holding loss against a par value of $198.6 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. The underlying securities have stated maturities that range from less than one year to 39 years, with the majority of them being in the 20 to 30 year range and are guaranteed by entities affiliated with government entities.

        At December 31, 2007, our investments in auction rate securities totaled $494.5 million, comprised of securities supported by municipal bonds and securities supported by student loans.

        In February 2008, the market for auction rate securities began to show signs of illiquidity. Shortly thereafter, liquidity left the market and auctions began to fail. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then holders of those instruments continue to hold them and each instrument begins to carry an interest rate based upon a certain predefined formula for that particular security. Subsequent to the market slowdown for these securities, $69.9 million of our auction rate securities had been either redeemed by the issuers or sold at par value in 2008, including all of our auction rate securities that were supported by municipal bonds.

CF INDUSTRIES HOLDINGS, INC.

        Because auctions have continued to fail, we no longer consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 5 to our consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 82% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at December 31, 2008. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reflected a $20.8 million pre-tax unrealized holding loss against the historical cost basis of these investments at December 31, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is included in the net $177.8 million investment balance in auction rate securities. At December 31, 2008, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points lower, the resulting holding loss would have been approximately $10 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

        We believe that ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of the auction process or otherwise. We do not believe the current market liquidity issues regarding these securities present any operating liquidity issues for us. Our cash, cash equivalents, operating cash flow and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its minority interest holder with respect to advances, were $4.1 million as of December 31, 2008 and $4.9 million as of December 31, 2007. There were no outstanding borrowings under our $250 million credit facility as of December 31, 2008 or December 31, 2007.

CF INDUSTRIES HOLDINGS, INC.

        Our $250 million credit facility, as amended on September 7, 2005 and July 31, 2007, is scheduled to be available until July 31, 2012 and bears interest at a variable rate. This facility is secured by working capital, certain equipment and the Donaldsonville nitrogen fertilizer complex. Our investment in and advances to Keytrade have been pledged as security under our credit facility. The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. The borrowing base may be reduced by reserves, such as unrealized losses with derivative counterparties who are members of the bank group participating in the facility. As of December 31, 2008 and 2007, we had $220.5 million and $219.8 million, respectively, available under our credit facility. See Note 23 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning this credit facility.

Investment in Keytrade

        Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. In October 2007, we purchased 50% of the common shares of Keytrade, for $25.9 million and advanced an additional $13.7 million in the form of subordinated financing and preferred stock. The subordinated financing is in the form of notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00%. In the fourth quarter of 2008, these notes were re-denominated into U.S. dollars from their previous basis of Swiss francs. Under the terms of a commercial agreement we executed with Keytrade concurrent with our investment, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and as our exclusive importer of UAN products into North America. We terminated our previous membership in PhosChem and no longer utilize them to export phosphate fertilizers. We account for Keytrade as an equity method investment. See Note 18 to our audited consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning the Keytrade investment.

Capital Spending

        Capital expenditures are made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Of the $36.7 million increase in capital expenditures in 2008 as compared to 2007, approximately $43.7 million related to plant and equipment expenditures offset by a reduction of expenditures of $7.0 million in plant turnaround activity during 2008. We expect to spend approximately $200 million to $300 million on routine capital expenditures in 2009. This amount also includes approximately $28 million for capital expenditures at CFL, of which we are obligated to fund 66%.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Unlike our nitrogen fertilizer products for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which

CF INDUSTRIES HOLDINGS, INC.

are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        A significant portion of the sales proceeds from FPP orders generally are collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of December 31, 2008 and December 31, 2007, we had approximately $347.8 million and $305.8 million, respectively, in customer advances on our consolidated balance sheet. As of December 31, 2008 and December 31, 2007, we had approximately 1.4 million tons and 3.0 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months.

        While customer advances were a significant source of liquidity in both 2008 and 2007, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. The lower level of sales on order as of December 31, 2008 compared to December 31, 2007 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements, unrelated to our forward pricing program.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of several counterparties and establishing credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements to our derivative instruments also contain credit risk related contingent features that require us to maintain a minimum net worth level and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily settlement of unrealized losses or some other form of credit support.

        As of December 31, 2008, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $84.6 million for which we had $10.8 million of cash collateral on deposit with counterparties. This cash collateral is included within margin deposits in other current assets on our consolidated balance sheet. If we had failed to meet all credit risk contingent thresholds as of December 31, 2008, we could have been required to post up to an additional $73.8 million of collateral with derivative counterparties.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations. We made annual contributions of $6.2 million, $9.4 million and $11.1 million in February of 2008, February of 2007 and March of 2006, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure. In the first quarter of 2009, we expect to contribute another $7.5 million. Over the subsequent seven years, we expect to contribute between $3.0 million and $7.0 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 2% on invested funds. The amount of money that will accumulate in the account by the year 2016, including interest earned on invested funds, is currently estimated to be approximately $77 million. After 2016, contributions to the account are estimated to average approximately $5.0 million annually for the following 17 years. The balance in the account is estimated to be approximately $210 million by 2033. The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 11 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data. These expense amounts are expected to differ from the anticipated contributions to the account, which are based on the guidelines set forth in the Florida regulations. Ultimately, the cash in this account will be used to settle the asset retirement obligations.

        Florida regulations require mining companies to demonstrate financial responsibility for reclamation, wetland and other surface water mitigation measures in advance of any mining activities. We will also be required to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

Other Liquidity Requirements

        During the fourth quarter of 2008, we repurchased 8.5 million shares of our common stock for approximately $500 million (at an average price of $58.96 per share) under a program authorized by our Board of Directors. As of December 31, 2008, these shares were retired reducing additional paid-in capital by approximately $124 million and reducing retained earnings by approximately $376 million.

        We paid cash dividends of $22.0 million on outstanding common stock during 2008. This amount represents an annual rate equal to $0.40 per common share. In February of 2008, our Board of Directors approved an increase in the quarterly dividend from $0.02 to $0.10 per common share. We expect to pay quarterly dividends at such a rate for the foreseeable future. Under certain conditions, our $250 million credit facility limits our ability to pay dividends.

        As a result of the credit crisis during the later part of 2008 and continuing into 2009, an investment manager for our U.S. pension plan began implementing restrictions on full withdrawals or transfers of assets from certain mutual funds due to the fact that certain securities within these funds were illiquid. Investors seeking to liquidate their positions fully would receive a portion of the redemption in cash, and the remainder in a pro-rata distribution of the individual illiquid securities. Investors are also required to provide more advanced notice of redemptions and the ultimate settlement of the redemption could be extended depending on available liquidity. As of December 31, 2008, the fair value of our consolidated pension assets was approximately $181.6 million, of which

CF INDUSTRIES HOLDINGS, INC.

approximately $8.5 million were invested with this particular investment manager and are illiquid. These investments have been valued in accordance with SFAS No. 157—Fair Value Measurements. The liquidity limitations have not impacted the plan's ability to make pension benefit payments nor do we expect them to limit its ability to satisfy benefit payment obligations. We funded contributions to our U.S. and Canadian pension plans totaling $9.6 million in 2008. We expect to contribute approximately $16.0 million to our pension plans in 2009.

Cash Flows

Operating Activities

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net cash generated from operating activities in 2008 was $638.6 million compared to $690.1 million in 2007. The $51.5 million decrease in cash provided by operating activities in 2008 was due primarily to a $546.2 million decrease in cash generated by working capital changes offset by a $487.2 million increase in pre-tax earnings. The $546.2 million change in cash generated by working capital changes is the difference between the $392.4 million consumed in 2008 and the $153.8 million generated in 2007. During 2008, the cash consumed by working capital changes was due primarily to a $416.7 million increase in inventories. The increase in inventories reflects higher quantities held and higher per-unit manufacturing costs of ammonia and phosphate fertilizer at December 31, 2008. During the second half of 2008, we acquired approximately $147 million of potash fertilizer which remains in inventory. The $153.8 million of cash generated by working capital changes in 2007 arose from the $203.1 million increase in customer advances and the $31.3 million increase in accounts payable and accrued expenses, partially offset by a $53.6 million increase in inventories and a $28.5 million increase in accounts receivable. The increase in customer advances was due to an increase in the level of forward sales under our FPP and higher average contracted selling prices. Remaining unpaid amounts of customer advances are generally collected by the time the product is shipped. The increase in accounts payable and accrued expenses is due primarily to an increase in nitrogen fertilizer product purchases. The increase in inventories was due to increased prices for purchased product, higher manufacturing costs for phosphate products and higher quantities of both nitrogen and phosphate products held at December 31, 2007. The increase in accounts receivable was due primarily to the increase in amounts due from our minority interest partner.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Net cash generated from operating activities in 2007 was $690.1 million compared to $203.6 million in 2006. The $486.5 million increase in cash provided by operating activities in 2007 was due primarily to a $339.4 million increase in net earnings and a $162.5 million increase in cash generated by working capital changes. The $162.5 million increase in cash generated by working capital changes is the difference between the $153.8 million generated in 2007 and the $8.7 million consumed in 2006. During 2007, the cash generated by the $203.1 million increase in customer advances and the $31.3 million increase in accounts payable and accrued expenses was partially offset by a $53.6 million increase in inventories and a $28.5 million increase in accounts receivable. The increase in customer advances was due to an increase in the level of forward sales under our FPP and higher average contracted selling prices. The increase in accounts payable and accrued expenses is due primarily to an increase in nitrogen fertilizer product purchases. The increase in inventories was due to increased prices for purchased product, higher manufacturing costs for phosphate products and higher quantities of both nitrogen and phosphate products held at December 31, 2007. The increase in accounts receivable was due primarily to the increase in amounts due from our minority interest partner. The use of $8.7 million in cash in 2006 for working capital changes was due primarily to a $62.4 million increase in accounts receivable and a $28.9 million decrease in customer advances, partially offset by a

CF INDUSTRIES HOLDINGS, INC.

$51.6 million decrease in inventories and a $17.1 million decrease in margin deposits. The increase in accounts receivable was due primarily to higher volume shipped under normal commercial terms. The decrease in customer advances was due primarily to changes in the product mix of outstanding orders and lower average contract prices. The decrease in inventories reflects lower per-unit nitrogen fertilizer manufacturing cost and lower quantities of phosphate fertilizers held at December 31, 2006. The decrease in margin deposits was due primarily to lower margin requirements.

Investing Activities

Years Ended December 31, 2008, 2007 and 2006

        Net cash provided by investing activities was $159.5 million in 2008 compared to $343.1 million net cash used in investing activities in 2007. The $502.6 million increase in cash provided by investing activities in 2008 was due primarily to net sales of investments of $295.9 million during 2008 as compared to $194.3 million of net purchases during 2007, resulting from our decision to discontinue investing in auction rate securities. The proceeds from the sales of our investments in securities in 2008 were generally invested in cash equivalents. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning these investments. The $151.8 million increase in cash used in investing activities in 2007 from 2006, was due primarily to net purchases of short-term investments of $194.3 million during 2007 compared to $120.9 million of net purchases during 2006, resulting from increased cash available for investment net of other investing activities. Additions to property, plant and equipment accounted for $141.8 million, $105.1 million, and $59.6 million of cash used in investing activities in 2008, 2007 and 2006, respectively. The increase in additions to property, plant and equipment in 2008 as compared to 2007 included a $43.7 million increase in capital projects offset by a $7.0 million decrease in plant turnaround-related expenditures. The increase in additions to property, plant and equipment in 2007 was due primarily to a $23.9 million increase in capital projects as well as a $22.0 million increase in plant turnaround-related expenditures. As previously discussed, we made annual contributions of $6.2 million in February of 2008, $9.4 million in February of 2007 and $11.1 million in March of 2006 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheets. In 2007, investments in and advances to unconsolidated affiliates of $39.6 million represented our investment in Keytrade and funding of related subordinated debt.

Financing Activities

Years Ended December 31, 2008, 2007 and 2006

        Net cash used in financing activities was $540.5 million, $4.9 million and $23.3 million in 2008, 2007 and 2006, respectively. The $535.6 million increase in cash used in financing activities in 2008 compared to 2007 was due primarily to the repurchase of our common stock of $500.2 million in the fourth quarter of 2008 as previously discussed. In addition, dividends paid on common stock increased $17.5 million due to an increase of the quarterly dividend to $0.10 per common share from $0.02 per common share. During 2008, we received $10.1 million of proceeds from stock options exercised under the 2005 Equity and Incentive Plan. Distributions to minority interest increased $22.7 million to $52.7 million in 2008 from $30.0 million in 2007 due to CFL's improved 2007 net earnings (distributed in 2008). The $18.4 million decrease in cash used in financing activities in 2007 versus 2006 was due to the impact of activity related to stock-based compensation, partially offset by higher distributions to minority interest. We received $16.6 million of proceeds from stock options exercised under the 2005 Equity and Incentive Plan during 2007. Distributions to minority interest were higher in 2007 due to the improvement in CFL's 2006 net earnings (distributed in 2007) as compared to CFL's 2005 net earnings (distributed in 2006).

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	After 2013	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	4.1	—	—	—	—	—	4.1
Interest payments on long-term debt and notes payable(1)	0.1	—	—	—	—	—	0.1
Other Obligations
Operating leases	33.2	27.2	11.4	7.3	4.5	11.3	94.9
Equipment purchases and plant improvements	60.2	20.5	12.2	2.5	—	—	95.4
Transportation(3)	80.7	40.8	16.6	17.2	15.7	207.1	378.1
Purchase obligations(4)(5)(6)	245.1	172.3	95.9	1.7	0.9	3.0	518.9
Keytrade commerical agreement(7)	2.8	2.8	2.8	2.1	—	—	10.5
Contributions to pension plans(8)	16.0	—	—	—	—	—	16.0

Total(9)	$442.2	$263.6	$138.9	$30.8	$21.1	$221.4	$1,118.0

(1)
Based on debt balances and interest rates as of December 31, 2008.

(2)
Represents notes payable to the CFL minority interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain requirements contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2008 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at December 31, 2008. Also includes minimum commitments to purchase ammonia and urea for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of December 31, 2008 and actual prices may differ.

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

CF INDUSTRIES HOLDINGS, INC.

(8)
Represents the contributions we expect to make to our pension plans in 2009. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(9)
Excludes $74.6 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 12 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of these unrecognized tax benefits.

Other Long-Term Obligations

        As of December 31, 2008, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2009	2010	2011	2012	2013	After 2013	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations(1)(2)	$11.3	$9.5	$4.9	$6.9	$4.4	$634.0	$671.0
Environmental remediation liabilities	0.4	0.4	0.4	0.4	0.4	4.7	6.7

Total	$11.7	$9.9	$5.3	$7.3	$4.8	$638.7	$677.7

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $100.7 million as of December 31, 2008.

  We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at CFL's Medicine Hat facility and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2008 dollars is approximately $20 million. Currently, we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any cash flows for these AROs. See Note 11 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in an escrow account established to cover costs associated with closure of our phosphogypsum stack systems. This account will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2013 are detailed in the following table.

        The following table details the undiscounted, inflation-adjusted estimated cash flows after 2013 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2014–19	2020–29	2030–39	2040–49	2050–59	After 2059	Total
				(in millions)
Asset retirement obligations after 2013	$31.4	$38.2	$216.0	$72.0	$58.8	$217.6	$634.0

CF INDUSTRIES HOLDINGS, INC.

Subsequent Events

        On January 15, 2009, we announced that we had made a proposal to Terra Industries Inc. (Terra) to acquire all of Terra's outstanding common stock at a fixed exchange ratio of 0.4235 shares of CF Holdings common stock for each share of Terra common stock. On January 28, 2009, Terra announced that its Board of Directors had rejected the proposal. On February 3, 2009, we delivered a notice to Terra, in accordance with Terra's bylaws, nominating three individuals for election as Terra directors at Terra's 2009 annual meeting of stockholders. Also on February 3, 2009, we issued a press release in connection with this notice and announced our intention to commence an exchange offer for all of Terra's outstanding common stock at the exchange ratio set forth in our proposal. On February 23, 2009, we filed a registration statement on Form S-4 and related documents with the SEC and commenced the exchange offer. The exchange offer is conditioned upon, among other things, CF Holdings entering into a merger agreement with Terra, Terra stockholders tendering in the offer at least a majority of Terra's outstanding common stock on a fully-diluted basis, the approval by our stockholders of the issuance of our common stock in the transaction and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        On February 25, 2009, Agrium Inc. (Agrium) announced that it had made a proposal to our Board of Directors to acquire all of our outstanding common stock in a cash-and-stock transaction. The offer is conditioned upon, among other things, the termination of our above described offer to acquire Terra, the negotiation of a definitive merger agreement between Agrium and us, approval by our Board of Directors and shareholders, and necessary regulatory approvals. On February 25, 2009, we announced that our Board of Directors will evaluate the proposal carefully and respond to Agrium's proposal in due course.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, Illinois. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis in accordance with SFAS No. 13—Accounting for Leases. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 24 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning leases.

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

CF INDUSTRIES HOLDINGS, INC.

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

Revenue Recognition

        We recognize revenue when title and risk of loss is transferred to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. In some cases, application of this policy requires that we make certain assumptions or estimates regarding a component of revenue, discounts and allowances, rebates, or creditworthiness of some of our customers. We base our estimates on historical experience, and the most recent information available to us, which can change as market conditions change. Amounts related to shipping and handling that are billed to our customers in sales transactions are classified as sales in our consolidated statement of operations.

Assets Held for Sale

        In 2006, we decided to sell our corporate office facility in Long Grove, Illinois and in 2007 we relocated our corporate headquarters to Deerfield, Illinois. As of December 31, 2007, the net book value of the Long Grove building and related land ($6.7 million) was classified as assets held for sale. The Long Grove facility consisted of an office building and a parcel of excess land. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building stalled, and we no longer considered it probable that it would be sold within one year. As a result, as of March 31, 2008, we reclassified the carrying value of the building ($6.1 million) back to property, plant and equipment and recognized $0.4 million in the first quarter of 2008 for the associated depreciation for the period of time it was classified as held for sale and reinitiated depreciation. We sold the excess land in July of 2008 and we recognized a pre-tax gain of approximately $4.3 million in the third quarter of 2008. See Note 16 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for additional information concerning these assets.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. Expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is generally until the next scheduled turnaround in up to 5 years.

        At the end of 2006, we completed a comprehensive review of the depreciable lives of our production facilities and related assets, as well as estimated production capacities used to develop our UOP depreciation expense. As a result of this review, we increased the depreciable lives of certain assets at our nitrogen production facilities. Separately, we revised the estimates of production capacities for certain UOP assets. As a result of these changes, depreciation expense was reduced by $11.5 million for 2007.

CF INDUSTRIES HOLDINGS, INC.

Inventory Valuation

        We review our inventory balances at least quarterly, and more frequently if required by market conditions, to determine if the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventory exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our initial estimate of net realizable value, additional losses would be recorded in the period of liquidation.

Asset Retirement Obligations and Environmental Remediation Liabilities

        Costs associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes and costs associated with land reclamation activities at our Hardee, Florida phosphate rock mine are accounted for in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations. If the cost of closure can be reasonably estimated, asset retirement obligations (AROs) are recognized in the period in which the related assets are put into service. Costs associated with the cessation of operations at all of our facilities are accounted for in accordance with FIN No. 47—Accounting for Conditional Asset Retirement Obligations. This interpretation requires us to recognize an ARO for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over their estimated useful life. The aggregate carrying value of all of our AROs was $100.7 million as of December 31, 2008 and $89.4 million as of December 31, 2007. The increase in the aggregate carrying value of these AROs is due to recording changes in estimates and normal accretion expense offset by cash expenditures on existing AROs as previously discussed.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated consistent with the requirements of SFAS No. 5—Accounting for Contingencies. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $6.7 million as of December 31, 2008 and $8.1 million as of December 31, 2007.

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

Recoverability of Long-Lived Assets and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment, as well as other long-lived assets on a regular basis in accordance with SFAS No. 144—Accounting for the Impairment or Disposal

CF INDUSTRIES HOLDINGS, INC.

of Long-Lived Assets. We also review the carrying value of our investments in unconsolidated subsidiaries on a regular basis in accordance with Accounting Principles Board Opinion No. 18—The Equity Method of Accounting for Investments in Common Stock. If impairment of an asset or investment has occurred, an impairment charge is recognized immediately. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The recoverability of the values associated with our long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business.

Fair Value Measurements

        We adopted SFAS No. 157—Fair Value Measurements as of January 1, 2008. As of December 31, 2008 we also considered the guidance in Financial Accounting Standards Board Staff Position (FSP) No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active in determining the fair value of our investments in auction rate securities. We have classified our investments in auction rate securities as Level 3 securities (those measured using significant unobservable inputs) under the provisions of SFAS No. 157. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of December 31, 2008. See Note 5 to our consolidated financial statements included in this Form 10-K for additional information concerning fair value measurements.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and non-operating—net, respectively.

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        In the third quarter of 2008, we took tax positions utilizing a portion of the NOLs, resulting in an increase in our unrecognized tax benefits. See Note 12 to our consolidated financial statements included in this form 10-K for additional discussion concerning NOLs and the NOL agreement.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the market value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our

CF INDUSTRIES HOLDINGS, INC.

projected benefit obligation (PBO) related to our qualified pension plans was $247.2 million at December 31, 2008, which was $65.6 million higher than pension plan assets. The December 31, 2008 PBO was computed based on a 6.50% discount rate, which was based on yields for high-quality (Aa rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower by 50 basis points, our PBO would have been $16.9 million higher than the amount previously discussed. Conversely, if the discount rate used to compute the PBO was higher by 50 basis points, our PBO would have been $15.2 million lower. The discount rate used to calculate pension expense in 2008 was 6.00%. If the discount rate used to compute 2008 pension expense was lower by 50 basis points, the expense would have been approximately $1.7 million higher than the amount calculated. Conversely, if the discount rate used to compute 2008 pension expense was higher by 50 basis points, the expense would have been approximately $0.8 million lower than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 7.3% expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher by 50 basis points, pension expense for 2008 would have been $1.1 million lower. Conversely, if the expected long-term rate of return on assets was lower by 50 basis points, pension expense for 2008 would have been $1.1 million higher. See Note 7 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of our pension plans.

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

Stock-Based Compensation

        Costs associated with stock-based compensation are accounted for in accordance with SFAS No. 123R—Share-Based Payment (SFAS 123R), which requires us to recognize in our consolidated statement of operations the grant date fair value of all stock-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected term. The weighted-average expected volatility used to value the stock options granted in 2008 was 58%. If the expected volatility was 2% higher or lower, the fair value of the stock options would have been approximately 2.6% higher or lower, respectively. The expected term of the stock options granted in 2008 was five years. If the expected term was six months higher or lower, the fair value of the stock options would have been approximately 4.3% higher or lower, respectively. The basis for determining these assumptions may change as more experience is obtained with our own historical stock prices and employees' option exercise behavior.

        We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2008 on a pre-tax basis was $8.3 million. As of December 31, 2008, on a pre-tax basis there was approximately $8.1 million and $3.5 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over a weighted-average period of 2.3 and 2.1 years, respectively. See Note 28 to our

CF INDUSTRIES HOLDINGS, INC.

consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, for further discussion of stock-based compensation.

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

        We eliminate from our consolidated financial results all significant intercompany transactions.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements, and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-2—Effective Date of FASB Statement No. 157. SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. FAS 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. As of January 1, 2008, we adopted SFAS No. 157 and the one year partial deferral guidance in FSP No. FAS 157-2. For additional information, see Note 5—Fair Value Measurements to our consolidated financial statements.

  •
  FSP No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this guidance in 2008 did not have a material impact on our consolidated financial statements. For additional information, see Note 5—Fair Value Measurements to our consolidated financial statements.

  •
  FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP expands the disclosure requirements of SFAS No. 140 and FASB Interpretation (FIN) No. 46(R). With respect to FIN No. 46(R), public enterprises must provide an understanding of significant judgments and assumptions made by a company in determining whether it must consolidate a variable interest

CF INDUSTRIES HOLDINGS, INC.

    entity (VIE) and disclose information about its involvement with a VIE. In addition, disclosures are required regarding the nature of restrictions on a consolidated VIE's assets as well as the carrying amounts of such assets, the nature of the risks associated with the involvement with a VIE and how a company's involvement with a VIE affects a company's financial position, financial performance and cash flows. We adopted FSP No. FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. The additional SFAS No. 140 disclosure requirements did not impact us, however, the additional FIN 46(R) disclosures are provided in Note 4—Canadian Fertilizers Limited to our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Upon adoption of this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. This FSP is effective for the Company in the first quarter of 2009 with retrospective adjustment to previously reported EPS for comparative purposes. The impact of adoption of this FSP on historical EPS is summarized below.

	Year ended December 31
	2008		2007		2006
	As Reported	Pro forma(1)	As Reported	Pro forma(1)	As Reported	Pro forma(1)
	(in millions, except per share amounts)
Weighted average shares outstanding
Basic	55.3	55.4	55.5	55.7	55.0	55.1
Diluted	56.4	56.4	56.7	56.8	55.1	55.1
Earnings per common share
Basic	$12.39	$12.35	$6.71	$6.70	$0.60	$0.60
Diluted	$12.15	$12.13	$6.57	$6.56	$0.60	$0.60

    (1)
    Reflects the retrospective adjustment for adoption of FSP No. EITF 03-6-1 that will be effective for us in the first quarter of 2009.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 should be applied on a prospective basis for fiscal years beginning on or after December 15, 2008. We do not expect this EITF Issue to have a significant impact on our consolidated financial statements, but it will need to be considered for applicable transactions and impairments occurring after December 31, 2008.

Forward Pricing Program (FPP)

        Our FPP seeks to reduce the risk inherent in the relationship between volatile fertilizer prices and natural gas costs for product that we manufacture. Our basic concept (when applied to nitrogen fertilizers) is to fix the price of our principal raw material, natural gas, coincident with the establishment of the fertilizer sales price, which often occurs months in advance of shipment. Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. We lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments, or, in some cases, with a combination of inventory on hand and product purchases. Unlike our nitrogen fertilizer products for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are

CF INDUSTRIES HOLDINGS, INC.

among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        During 2008, 2007 and 2006, we sold approximately 5.6 million, 5.4 million and 3.0 million tons of fertilizer, representing approximately 71%, 60% and 36% of our sales volume, respectively, under the FPP. As of December 31, 2008 and December 31, 2007, we had approximately 1.4 million tons of product and 3.0 million tons of product, respectively, committed to be sold under this program. Most of these amounts were scheduled to ship within six months of December 31, 2008 and December 31, 2007, respectively.

        As a result of fixing the selling prices of our products and a substantial portion of the cost to manufacture the nitrogen products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Participation in the FPP is affected by market conditions and our customers' expectations. There can be no assurance that we will transact the same percentage of our business under the FPP in the future. Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position. Should the level of participation decrease, there is a risk of increased volatility in the operating earnings of future periods.

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

Investments in Auction Rate Securities

        As of December 31, 2008, we had $177.8 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Notes 5 and 13 to the consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-K.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we reflected a $20.8 million pre-tax unrealized holding loss against the historical cost basis of these investments as of December 31, 2008. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $177.8 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $10 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $2.0 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of December 31, 2008, we had notes payable of approximately $4.1 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $40,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of December 31, 2008, there were no borrowings under this facility.

        Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of December 31, 2008. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pretax earnings on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL. We have made advances to CFL of $9.6 million Canadian Dollars. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL.

CF INDUSTRIES HOLDINGS, INC.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate sales not made under our forward pricing program are sensitive to changes in nitrogen and phosphate fertilizer prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (28%) by approximately $33, $22 and $12, respectively.

        We use natural gas in the manufacture of our nitrogen products. Because natural gas prices are volatile, our Natural Gas Acquisition Policy includes the objective of providing protection against significant adverse natural gas price movements. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years.

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

        As of December 31, 2008 and December 31, 2007, we had open derivative contracts for 16.7 million MMBtus and 39.1 million MMBtus, respectively, of natural gas, most of which related to sales that had been contracted to be sold through our forward pricing program. For the year ended December 31, 2008, we used derivatives to cover approximately 96% of our natural gas consumption at Donaldsonville and approximately 86% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $16.7 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished products, but there can be no guarantee that significant increases in input prices can always be recovered. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also purchase ammonia, urea and UAN to augment or replace production at our facilities.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 3 to the consolidated financial statements, as of January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157—Fair Value Measurements, and the one year partial deferral guidance in Financial Accounting Standards Board Staff Position No. 157-2—Effective Date of FASB Statement No. 157. As discussed in Note 27 to the consolidated financial statements, as of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois February 26, 2009

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Net sales	$3,921.1	$2,756.7	$2,032.9
Cost of sales	2,698.4	2,086.7	1,885.7

Gross margin	1,222.7	670.0	147.2
Selling, general and administrative	68.0	65.2	54.5
Other operating—net	4.5	3.2	21.4

Operating earnings	1,150.2	601.6	71.3
Interest expense	1.6	1.7	2.9
Interest income	(26.1)	(24.4)	(12.5)
Minority interest	116.9	54.6	28.8
Other non-operating—net	(0.7)	(1.6)	(0.9)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	1,058.5	571.3	53.0
Income tax provision	378.1	199.5	19.7
Equity in earnings of unconsolidated affiliates—net of taxes	4.2	0.9	—

Net earnings	$684.6	$372.7	$33.3

Net earnings per common share
Basic	$12.39	$6.71	$0.60

Diluted	$12.15	$6.57	$0.60

Weighted average common shares outstanding
Basic	55.3	55.5	55.0

Diluted	56.4	56.7	55.1

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2008	2007	2006
	(in millions)
Net earnings	$684.6	$372.7	$33.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(5.4)	3.9	—
Unrealized loss on hedging derivatives—net of taxes	—	—	(4.7)
Unrealized gain (loss) on securities—net of taxes	(14.5)	0.1	0.3
Defined benefit plan—net of taxes	(34.1)	8.2	—
Minimum pension liability adjustment—net of taxes	—	—	8.5

	(54.0)	12.2	4.1

Comprehensive income	$630.6	$384.9	$37.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$625.0	$366.5
Short-term investments	—	494.5
Accounts receivable	175.1	148.7
Inventories—net	588.6	231.7
Prepaid income taxes	26.3	—
Assets held for sale	—	6.7
Other	18.2	31.0

Total current assets	1,433.2	1,279.1
Property, plant and equipment—net	661.9	623.6
Goodwill	0.9	0.9
Asset retirement obligation escrow account	28.8	21.9
Investments in and advances to unconsolidated affiliates	44.8	41.6
Investments in auction rate securities	177.8	—
Other assets	40.2	45.4

Total assets	$2,387.6	$2,012.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$207.9	$210.4
Income taxes payable	14.1	2.6
Customer advances	347.8	305.8
Notes payable	4.1	—
Deferred income taxes	52.1	30.7
Distributions payable to minority interest	106.0	57.6
Other	86.1	22.2

Total current liabilities	818.1	629.3

Notes payable	—	4.9
Deferred income taxes	6.2	32.1
Other noncurrent liabilities	212.6	141.9
Contingencies (Note 30)
Minority interest	12.6	17.3
Stockholders' equity:
Preferred stock—$0.01par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2008—48,391,584 and 2007—56,245,418 shares outstanding	0.5	0.6
Paid-in capital	709.4	790.8
Retained earnings	703.4	416.8
Accumulated other comprehensive loss	(75.2)	(21.2)

Total stockholders' equity	1,338.1	1,187.0

Total liabilities and stockholders' equity	$2,387.6	$2,012.5

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2005	$0.6	$—	$743.0	$19.7	$(7.4)	$755.9
Net earnings	—	—	—	33.3	—	33.3
Other comprehensive income	—	—	—	—	4.1	4.1
Adoption of SFAS No. 158 (defined benefit plans)	—	—	—	—	(30.1)	(30.1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	8.1	—	—	8.1
Cash dividends ($0.08 per share)	—	—	—	(4.4)	—	(4.4)

Balance at December 31, 2006	0.6	—	751.2	48.6	(33.4)	767.0
Net earnings	—	—	—	372.7	—	372.7
Other comprehensive income	—	—	—	—	12.2	12.2
Issuance of $0.01 par value common stock under employee stock plans	—	—	16.6	—	—	16.6
Stock-based compensation expense	—	—	9.7	—	—	9.7
Excess tax benefit from stock-based compensation	—	—	13.3	—	—	13.3
Cash dividends ($0.08 per share)	—	—	—	(4.5)	—	(4.5)

Balance at December 31, 2007	0.6	—	790.8	416.8	(21.2)	1,187.0
Net earnings	—	—	—	684.6	—	684.6
Other comprehensive loss	—	—	—	—	(54.0)	(54.0)
Issuance of $0.01 par value common stock under employee stock plans	—	—	10.1	—	—	10.1
Stock-based compensation expense	—	—	8.3	—	—	8.3
Excess tax benefit from stock-based compensation	—	—	24.3	—	—	24.3
Purchase of treasury stock	—	(500.2)	—	—	—	(500.2)
Cancellation of treasury stock	(0.1)	500.2	(124.1)	(376.0)	—	—
Cash dividends ($0.40 per share)	—	—	—	(22.0)	—	(22.0)

Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	(in millions)
Operating Activities:
Net earnings	$684.6	$372.7	$33.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Minority interest	116.9	54.6	28.8
Depreciation, depletion and amortization	100.8	84.5	94.6
Deferred income taxes	26.4	48.0	9.4
Stock compensation expense	8.3	9.7	8.1
Excess tax benefit from stock-based compensation	(24.3)	(13.3)	—
Unrealized loss (gain) on derivatives	63.8	(17.0)	30.7
Inventory valuation allowance	57.0	—	—
Gain on disposal of property, plant and equipment	(6.2)	—	—
Equity in earnings of unconsolidated affiliates—net of taxes	(4.2)	(0.9)	—
Changes in:
Accounts receivable	(44.0)	(28.5)	(62.4)
Margin deposits	(11.4)	11.7	17.1
Inventories	(416.7)	(53.6)	51.6
Prepaid product and expenses	19.6	(20.7)	0.8
Accrued income taxes	9.8	14.0	3.0
Accounts payable and accrued expenses	3.7	31.3	3.5
Product exchanges—net	4.6	(3.5)	6.6
Customer advances—net	42.0	203.1	(28.9)
Other—net	7.9	(2.0)	7.4

Net cash provided by operating activities	638.6	690.1	203.6

Investing Activities:
Additions to property, plant and equipment	(141.8)	(105.1)	(59.6)
Proceeds from sale of property, plant and equipment	10.4	4.1	0.3
Purchases of short-term investments	(638.2)	(1,140.5)	(885.7)
Sales and maturities of investment securities	934.1	946.2	764.8
Deposit to asset retirement obligation escrow account	(6.2)	(9.4)	(11.1)
Investment in unconsolidated affiliates	—	(26.8)	—
Advances to unconsolidated affiliates	—	(12.8)	—
Other—net	1.2	1.2	—

Net cash provided by (used in) investing activities	159.5	(343.1)	(191.3)

Financing Activities:
Dividends paid on common stock	(22.0)	(4.5)	(4.4)
Distributions to minority interest	(52.7)	(30.0)	(19.0)
Issuances of common stock under employee stock plans	10.1	16.6	0.1
Purchase of treasury stock	(500.2)	—	—
Excess tax benefit from stock-based compensation	24.3	13.3	—
Other—net	—	(0.3)	—

Net cash used in financing activities	(540.5)	(4.9)	(23.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	(1.0)	(1.0)

Increase (decrease) in cash and cash equivalents	258.5	341.1	(12.0)
Cash and cash equivalents at beginning of period	366.5	25.4	37.4

Cash and cash equivalents at end of period	$625.0	$366.5	$25.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate segment are diammonium phosphate, or DAP, monoammonium phosphate, or MAP and Potash. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors.

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

        CF Holdings was formed in April 2005 to hold the existing business of CF Industries, Inc. Prior to August 17, 2005, CF Industries, Inc. operated as a cooperative and was owned by eight regional agricultural cooperatives. On August 16, 2005, we completed our initial public offering of common stock. We sold approximately 47.4 million shares of our common stock in the IPO and received net proceeds, after deducting underwriting discounts and commissions, of approximately $715.4 million. We did not retain any of the proceeds from the IPO. In connection with the IPO, we consummated a reorganization transaction in which CF Industries, Inc. ceased to be a cooperative and became our wholly-owned subsidiary. In the reorganization transaction, all of the equity interests in CF Industries, Inc. were cancelled in exchange for all of the proceeds of the IPO and approximately 7.6 million shares of our common stock. The reorganization transaction did not result in a new basis of accounting for the Company.

CF INDUSTRIES HOLDINGS, INC.

2.    Summary of Significant Accounting Policies

Consolidation

        CF Holdings' consolidated financial statements include the accounts of CF Industries, Inc., all majority-owned subsidiaries and variable interest entities in which CF Holdings or a subsidiary is the primary beneficiary in accordance with FASB Interpretation (FIN) 46(R)—Consolidation of Variable Interest Entities. All intercompany transactions and balances have been eliminated. Canadian Fertilizers Limited (CFL) is a variable interest entity that is consolidated in the financial statements of CF Holdings. Refer to Note 4—Canadian Fertilizers Limited—for additional information.

Revenue Recognition

        Revenue is recognized when title and risk of loss transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Shipping and handling costs are included in cost of sales. We offer incentives that typically involve rebates if a customer reaches a specified level of purchases. Incentives are reported as a reduction of net sales.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying values of cash and cash equivalents approximate fair value.

Investments

        Short-term and long-term investments are accounted for as "available-for-sale securities" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115—Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist primarily of available-for-sale securities. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments. See Note 13—Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities for more information on investments.

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

Investments in and Advances to Unconsolidated Affiliates

        We use the equity method of accounting for investments in affiliates that we do not consolidate, but over which we exercise significant influence. Profits resulting from sales or purchases with equity

CF INDUSTRIES HOLDINGS, INC.

method investees are eliminated until realized by the investee or investor. Losses in the value of an investment in an unconsolidated affiliate, which are other than temporary, are recognized when the current fair value of the investment is less than its carrying value.

        Advances to unconsolidated affiliates are held-to-maturity debt securities which are reported at amortized cost. We hold a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We report equity in earnings of unconsolidated affiliates net of our tax expense. Our investments in and advances to unconsolidated affiliates is included in our Other segment in Note 31—Segment Disclosures. See Note 18 for more information on investments in and advances to unconsolidated affiliates.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. Expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is generally until the next scheduled turnaround in up to 5 years.

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

CF INDUSTRIES HOLDINGS, INC.

Leases

        Leases are classified as either operating leases or capital leases in accordance with SFAS No. 13—Accounting for Leases, as amended by subsequent standards. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. We do not currently have any capital leases. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

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

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with SFAS No. 143—Accounting for Asset Retirement Obligations and FIN No. 47—Accounting for Conditional Asset Retirement Obligations (conditional AROs). FIN No. 47 provides guidance regarding when an entity would have sufficient information to reasonably estimate the fair value of an ARO. See Note 11 for additional information on AROs.

CF INDUSTRIES HOLDINGS, INC.

Stock-based Compensation

        We account for stock-based compensation in accordance with SFAS No. 123R—Share-Based Payment, which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method. See Note 28 for additional information on stock-based compensation.

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

Use of Estimates

        The preparation of consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America requires management to make use of judgments, estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include net realizable value of fertilizer inventories, the ultimate settlement costs of asset retirement obligations and environmental remediation liabilities, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair value of investments when markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees. Actual results could differ from these estimates.

CF INDUSTRIES HOLDINGS, INC.

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

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements, and Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-2—Effective Date of FASB Statement No. 157.    SFAS No. 157 does not require any new fair value measurements, but does define fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FSP No. FAS 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The deferral is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. As of January 1, 2008, we adopted SFAS No. 157 and the one year partial deferral guidance in FSP No. FAS 157-2. For additional information, see Note 5—Fair Value Measurements.

  •
  FSP No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.    This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this guidance in 2008 did not have a material impact on our consolidated financial statements. For additional information, see Note 5—Fair Value Measurements.

  •
  SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles.    This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles. This statement was effective November 15, 2008 and did not have an impact on our consolidated financial statements.

  •
  FSP No. FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.    This FSP expands the disclosure requirements of SFAS No. 140 and FASB Interpretation (FIN) No. 46(R). With respect to FIN No. 46(R), public enterprises must provide an understanding of significant judgments and assumptions made by a company in determining whether it must consolidate a variable interest entity (VIE) and disclose information about its involvement with a VIE. In addition, disclosures are required regarding the nature of restrictions on a consolidated VIE's assets as well as the carrying amounts of such assets, the nature of the risks associated with the involvement with a VIE and how a company's involvement with a VIE affects a company's financial position, financial performance and cash flows. We adopted FSP No. FAS 140-4 and FIN 46(R)-8 as of

CF INDUSTRIES HOLDINGS, INC.

    December 31, 2008. The additional SFAS No. 140 disclosure requirements did not impact us, however, the additional FIN 46(R) disclosures are provided in Note 4—Canadian Fertilizers Limited.

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

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.    This Statement enhances the disclosure requirements for derivative instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement is effective for the Company beginning January 1, 2009. We do not expect this Statement to have a significant impact on our consolidated financial statements and disclosures.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.    This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Upon adoption of this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. This FSP is effective

CF INDUSTRIES HOLDINGS, INC.

    for the Company in the first quarter of 2009 with retrospective adjustment to previously reported EPS for comparative purposes. The impact of adoption of this FSP on historical EPS is summarized below.

	Year ended December 31
	2008		2007		2006
	As Reported	Pro forma(1)	As Reported	Pro forma(1)	As Reported	Pro forma(1)
	(in millions, except per share amounts)
Weighted average shares outstanding
Basic	55.3	55.4	55.5	55.7	55.0	55.1
Diluted	56.4	56.4	56.7	56.8	55.1	55.1
Earnings per common share
Basic	$12.39	$12.35	$6.71	$6.70	$0.60	$0.60
Diluted	$12.15	$12.13	$6.57	$6.56	$0.60	$0.60

    (1)
    Reflects the retrospective adjustment for adoption of FSP No. EITF 03-6-1 that will be effective for us in the first quarter of 2009.

  •
  FSP No. FAS 132 (R)-1—Employers' Disclosures about Postretirement Benefit Plan Assets.    This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. This FSP is effective for the Company for fiscal year ending December 31, 2009.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations.    This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 should be applied on a prospective basis for fiscal years beginning on or after December 15, 2008. We do not expect this EITF Issue to have a significant impact on our consolidated financial statements, but it will need to be considered for applicable transactions and impairments occurring after December 31, 2008.

  •
  EITF Issue No. 08-3—Accounting by Lessees for Nonrefundable Maintenance Deposits.    This EITF Issue indicates that lessees shall account for nonrefundable maintenance deposits as a deposit asset if it is probable that the maintenance activities will occur and the deposit is realizable. The consensus is effective for interim and annual financial statements issued for fiscal years beginning after December 15, 2008. We do not expect this EITF Issue to impact our consolidated financial statements as we do not currently have leases with maintenance deposit arrangements.

  •
  EITF Issue No. 07-1—Accounting for Collaborative Arrangements.    This EITF Issue defines collaborative arrangements as a contractual arrangement that involves a joint operating activity, and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes income statement presentation and classification requirements for joint operating activities and payments between participants, as well as disclosures related to these arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009, with

CF INDUSTRIES HOLDINGS, INC.

    retrospective application required for all periods presented. We do not expect this EITF Issue to have a significant impact on our consolidated financial statements.

4.    Canadian Fertilizers Limited

        Canadian Fertilizers Limited (CFL) owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and Viterra, Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity which we consolidate in accordance with FIN 46(R)—Consolidation of Variable Interest Entities.

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea. CFL's sales revenue was $710.9 million, $470.9 million and $375.7 million, for 2008, 2007 and 2006, respectively. CFL's assets and liabilities at December 31, 2008 were $375.2 million and $334.1 million, respectively and at December 31, 2007 were $267.6 million and $217.4 million, respectively.

        CF Industries, Inc. operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and urea production pursuant to a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, CF Industries, Inc. is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both CF Industries, Inc. and Viterra pay the greater of operating cost or market price for purchases. The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Viterra annually based on their respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. While general creditors of CFL do not have direct recourse to the general credit of CF Industries, Inc., the product purchase agreement does require CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra. CF Industries, Inc. and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries, Inc. is the primary beneficiary of CFL as CF Industries, Inc. receives at least 66% of the economic risks and rewards of CFL.

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as minority interest in the consolidated statement of operations represent the interests of Viterra, the 34% holder of CFL's common and preferred shares in the distributed and undistributed earnings of CFL. Amounts reported as minority interest on our consolidated balance sheet represent the interests of Viterra and the interests of the holders of 17% of CFL's common shares. Because the Canadian dollar is CFL's

CF INDUSTRIES HOLDINGS, INC.

functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

5.    Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Balance as of December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Unrealized gains on natural gas derivatives	$0.7	$—	$0.7	$—
Asset retirement obligation escrow account	28.8	28.8	—	—
Investments in auction rate securities	177.8	—	—	177.8
Nonqualified employee benefit trust	8.6	8.6	—	—

Total assets at fair value	$215.9	$37.4	$0.7	$177.8

Unrealized losses on natural gas derivatives	$85.3	$—	$85.3	$—

Total liabilities at fair value	$85.3	$—	$85.3	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

        Natural Gas Derivatives.    The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. See Note 26—Derivative Financial Instruments for additional information.

        Asset Retirement Obligation Escrow Account.    We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 11—Asset Retirement Obligations for additional information.

        Investments in Auction Rate Securities.    Our investments in Auction Rate Securities consist of securities supported by student loans. The underlying securities have stated maturities that range from less than one year to 39 years, with the majority of them being in the 20 to 30 year range. They were originated primarily under the Federal Family Education Loan Program (FFELP) and are guaranteed by entities affiliated with governmental entities. Our auction rate securities are accounted for as available-for-sale securities. In the first quarter of 2008, due to illiquidity in the market for auction rate securities, we classified these securities as noncurrent assets. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable

CF INDUSTRIES HOLDINGS, INC.

inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under the guidance of SFAS 157. See Note 13—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

        Nonqualified Employee Benefit Trust.    We maintain a trust associated with certain deferred compensation related to nonqualified employee benefits. The investments in this trust are accounted for as available-for-sale securities. The fair value of the trust is based on daily quoted prices representing the NAV of the investments.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Investments in auction rate securities
(in millions)
Fair value, January 1, 2008	$—
Transfers into Level 3	268.5
Sales and redemptions	(69.9)
Unrealized losses included in other comprehensive income—net	(20.8)

Fair value, December 31, 2008	$177.8

6.    Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Earnings available to common shareholders:
Net earnings	$684.6	$372.7	$33.3

Basic earnings per common share:
Weighted average common shares outstanding	55.3	55.5	55.0

Net earnings	$12.39	$6.71	$0.60

Diluted earnings per common share:
Weighted average common shares outstanding	55.3	55.5	55.0
Dilutive common shares:
Stock options	1.0	1.1	0.1
Restricted stock	0.1	0.1	—

Diluted weighted average shares outstanding	56.4	56.7	55.1

Net earnings	$12.15	$6.57	$0.60

CF INDUSTRIES HOLDINGS, INC.

        For the year ended December 31, 2006, the computation of diluted earnings per share excludes approximately 2.2 million of potentially dilutive stock options because the effect of their inclusion would have been antidilutive in accordance with SFAS No. 128—Earnings per Share.

7.    Pension and Other Postretirement Benefits

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

        Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for the U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2008	2007	2008	2007
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$229.8	$208.8	$—	$—
Return on plan assets	(43.4)	14.3	—	—
Funding contributions	9.8	12.0	—	—
Benefit payments	(10.2)	(8.8)	—	—
Foreign currency translation	(4.4)	3.5	—	—

Fair value of plan assets December 31	181.6	229.8	—	—

Change in benefit obligation
Benefit obligation at January 1	(245.4)	(238.5)	(32.5)	(32.7)
Service cost	(6.5)	(6.8)	(1.6)	(1.2)
Interest cost	(14.3)	(13.5)	(2.1)	(1.7)
Benefit payments	10.2	8.8	1.1	1.0
Foreign currency translation	4.9	(4.1)	0.2	(0.2)
Change in assumptions and other	3.9	8.7	(2.3)	2.3

Benefit obligation at December 31	(247.2)	(245.4)	(37.2)	(32.5)

Funded status as of year end	$(65.6)	$(15.6)	$(37.2)	$(32.5)

Accumulated benefit obligation	$(215.8)	$(213.0)	n/a	n/a

        The fair value of plan assets as of December 31, 2008 has been determined according to the measurement requirements of SFAS No. 157—Fair Value Measurements. In the table above, the negative return on plan assets for 2008 reflects the decline in equity market conditions experienced in the second half of 2008. The line titled "Change in assumptions and other" generally includes changes in discount rates and other assumptions such as salary increases and rates of retirement and mortality.

        As a result of the credit crisis during the later part of 2008 and continuing into 2009, an investment manager for our U.S. pension plan began implementing restrictions on full withdrawals or transfers of assets from certain mutual funds due to the fact that certain securities within these funds were illiquid. Investors seeking to liquidate their positions fully would receive a portion of the redemption in cash, and the remainder in a pro-rata distribution of the individual securities. Investors are also required to provide more advanced notice of redemptions and the ultimate settlement of the redemption could be extended depending on available liquidity. At December 31, 2008, two of the

CF INDUSTRIES HOLDINGS, INC.

mutual funds that our pension assets are invested in were involved, and the total securities impacted amount to approximately $8.5 million. These limitations have not impacted the plan's ability to make pension benefit payments, nor do we expect them to limit its ability to satisfy benefit payment obligations.

        At December 31, 2008, for the U.S. plan, the accumulated benefit obligation of $198.3 million exceeds the fair value of plan assets of $163.0 million, whereas for the Canadian plan, the fair value of plan assets of $18.6 million exceeds the accumulated benefit obligation of $17.5 million. At December 31, 2007, for both plans, the fair value of assets exceeds the accumulated benefit obligation.

        Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)
Accrued expenses	$—	$—	$1.9	$1.6
Other noncurrent liability	65.6	15.6	35.3	30.9

	$65.6	$15.6	$37.2	$32.5

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2008	2007	2008	2007
	(in millions)
Transition obligation	$—	$—	$1.3	$1.8
Prior service cost	0.4	0.6	0.1	—
Net actuarial loss	79.4	25.9	6.1	4.1

	$79.8	$26.5	$7.5	$5.9

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our aggregate pension funding contributions for 2009 are estimated to be approximately $16.0 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        Our expected future pension benefit payments are $10.8 million in 2009, $11.4 million in 2010, $12.2 million in 2011, $12.9 million in 2012, $13.7 million in 2013 and $80.3 million during the five years thereafter. Expected future retiree medical benefit payments are $1.9 million in 2009, $2.2 million in 2010, $2.5 million in 2011, $2.6 million in 2012, $2.8 million in 2013 and $17.2 million during the five years thereafter.

CF INDUSTRIES HOLDINGS, INC.

        The following assumptions were used in determining the benefit obligations and expense for the primary (U.S.) plans. The assumptions used for the Canadian plans are substantially similar to those used for the primary plans.

	Pension Plans			Retiree Medical
	2008	2007	2006	2008	2007	2006
Discount rate—obligation	6.50%	6.00%	5.70%	6.50%	6.00%	5.70%
Discount rate—expense	6.00%	5.70%	5.50%	6.00%	5.70%	5.50%
Rate of increase in future compensation	5.0%	5.0%	5.0%	n/a	n/a	n/a
Expected long-term rate of return on assets	7.3%	7.2%	7.5%	n/a	n/a	n/a

        The discount rate is based on yields on high quality (Aa rated or better) fixed income debt securities that match the timing and amount of expected benefit payments as of the measurement date of December 31. We consider the duration of the plans' liabilities and pattern of expected cash flows in comparison to the relevant bond yield curve in arriving at the discount rate.

        The expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments both separately and in combination over historical holding periods. As of January 1, 2009, our expected long-term rate of return on assets is 7.0%.

        The objectives of the investment policy with respect to the primary pension plan are to administer the assets of the plan for the benefit of the participants in compliance with all laws and regulations, and to establish an asset mix that provides for diversification of assets and generation of returns at an acceptable level of risk. The policy considers circumstances such as participant demographics, time horizon to retirement and liquidity needs, and provides guidelines for asset allocation, planning horizon, general portfolio issues and investment manager evaluation criteria as well as monitoring and control procedures. The current target asset allocation for the primary (U.S.) plan is 50% equity and 50% non-equity, which has been determined based on studies of actual historical rates of return and plan needs and circumstances.

        The allocation of pension assets by major asset category based on fair value for the primary plan is as follows:

	Asset Allocation December 31,
	2008	2007
Equity securities	45%	54%
Debt securities	54%	46%
Other	1%	—%

	100%	100%

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2008 is 7.75%, grading down to 6.0% in 2012 and thereafter. At December 31, 2007, the trend rate was 8.5%, grading down to 6.0% in 2012 and thereafter. A one-percentage-point change in the assumed health care cost trend rate at December 31, 2008 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2008	12%	(11)%
Benefit obligation at December 31, 2008	9%	(8)%

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)
Service cost for benefits earned during the period	$6.5	$6.8	$7.1	$2.2	$1.2	$1.3
Interest cost on projected benefit obligation	14.3	13.5	12.6	2.1	1.8	1.7
Expected return on plan assets	(16.1)	(14.3)	(13.8)	—	—	—
Amortization of transition obligation	—	—	—	0.3	0.3	0.3
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss	0.6	1.9	2.6	0.3	0.2	0.4

Net periodic benefit cost	5.4	8.0	8.6	4.9	3.5	3.7

Net actuarial (gain) loss	54.1	(8.0)	22.9	2.4	(2.3)	6.7
Prior service cost	—	—	0.7	—	—	—
Transition obligation	—	—	—	(0.1)	—	2.0
Amortization of transition obligation	—	—	—	(0.3)	(0.3)	—
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Amortization of actuarial loss	(0.6)	(1.9)	(2.6)	(0.3)	(0.2)	—

Total recognized in accumulated other comprehensive loss	53.4	(10.0)	21.0	1.7	(2.8)	8.7

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$58.8	$(2.0)	$29.6	$6.6	$0.7	$12.4

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1.4 million and $0.1 million, respectively. The estimated net actuarial loss and transition obligation for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.2 million and $0.3 million, respectively.

        We also have a defined contribution plan covering substantially all employees. Under the plan, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to a specified limit. We contributed $6.8 million, $6.3 million and $6.0 million to the plan in 2008, 2007 and 2006, respectively.

        We also have an Annual Incentive Plan. The aggregate award under the plan is based on pre-determined targets for cash flow return on average gross capital employed. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense of $9.7 million, $8.6 million and $6.1 million for this plan in 2008, 2007 and 2006, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $0.6 million and $7.5 million in 2008 and $1.0 million and $6.4 million in 2007, respectively. We recognized expense for these plans of $1.5 million, $1.3 million and $1.4 million in 2008, 2007 and 2006, respectively.

CF INDUSTRIES HOLDINGS, INC.

8.    Other Operating—Net

        Details of other operating costs are as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Bartow costs	$9.2	$4.6	$22.6
Fixed asset disposals	(6.3)	(3.0)	0.2
Litigation costs	0.8	0.1	(1.4)
Other	0.8	1.5	—

	$4.5	$3.2	$21.4

        Bartow costs in 2008 and 2006 are primarily provisions for asset retirement obligations that include closure and post-closure monitoring costs for the phosphogypsum stack and cooling pond, and water treatment costs. See Note 11—Asset Retirement Obligations for additional information. Bartow costs in 2007 consisted primarily of site maintenance costs.

        Fixed asset disposals are primarily due to gains on the sale of excess land, primarily at our former corporate office in Long Grove, Illinois in 2008, and at our closed Bartow complex in 2007.

        Litigation costs represent costs associated with legal actions to which we are a party. Such costs are recorded when they are considered probable and can be reasonably estimated. Recoveries are recorded when realized.

9.     Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Notes payable	$0.2	$0.4	$0.4
Fees on financing agreements	1.2	1.3	1.5
Other	0.2	—	1.0

	$1.6	$1.7	$2.9

        Commitment fees are included in fees on financing agreements.

10.   Interest Income

        Details of interest income are as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Interest on cash, cash equivalents and investments	$25.3	$23.9	$12.2
Finance charges and other	0.8	0.5	0.3

	$26.1	$24.4	$12.5

CF INDUSTRIES HOLDINGS, INC.

11.   Asset Retirement Obligations

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

	Phosphogypsum Stack Costs	Mine Reclamation Costs	Other AROs	Total
	(in millions)
Obligation at December 31, 2005	$46.2	$22.5	$5.8	$74.5
Accretion expense	3.5	1.8	0.3	5.6
Liabilities incurred	—	1.6	—	1.6
Expenditures	(9.3)	(0.7)	(3.0)	(13.0)
Change in estimate	6.9	3.3	8.2	18.4

Obligation at December 31, 2006	47.3	28.5	11.3	87.1
Accretion expense	3.5	2.2	0.4	6.1
Liabilities incurred	—	1.4	—	1.4
Expenditures	(5.3)	(1.7)	(2.6)	(9.6)
Change in estimate	4.8	0.7	(1.1)	4.4

Obligation at December 31, 2007	50.3	31.1	8.0	89.4
Accretion expense	3.8	2.4	0.3	6.5
Liabilities incurred	—	2.8	—	2.8
Expenditures	(6.2)	(1.0)	(1.6)	(8.8)
Change in estimate	4.9	6.5	(0.6)	10.8

Obligation at December 31, 2008	$52.8	$41.8	$6.1	$100.7

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. The liability for phosphogypsum stack system costs includes the cost of closure and post-closure monitoring for the stack at Plant City, the cooling ponds at Bartow and Plant City, plus water treatment costs at Bartow and Plant City, as described below. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow cooling pond and channels are estimated to occur through 2017. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2033 to 2037 timeframe and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        The $6.9 million change in estimate in phosphogypsum stack closure costs in 2006 was primarily the result of revised cost estimates for water treatment and stack closure at Bartow. The estimated volume of water to be treated was increased based on experience obtained in 2006, the need to reduce water levels to accommodate cooling pond closure, and higher estimates of seepage. The need for

CF INDUSTRIES HOLDINGS, INC.

additional cooling channel closure work was also identified, as well as higher costs for previously planned channel closure work, largely due to increases in earthwork costs. The $3.3 million change in estimate in mine reclamation costs in 2006 was a combination of higher earthwork costs and additional required restoration work. The $8.2 million change in estimate in other ARO costs in 2006 was primarily the result of revised cost estimates to close the Bartow plant site and wastewater treatment systems, and a revised plan for storm water management. Bartow AROs are reported in other operating—net in our consolidated statements of operations. See Note 8—Other Operating—Net for additional information.

        The $4.8 million change in estimate in phosphogypsum stack closure costs in 2007 was primarily due to changes in prior estimates and the impact of new environmental regulations. The 2007 updated closure plan includes certain changes in the order and timing of closure activities, including additional water treatment costs arising from a change in the projected amount and timing of water treatment due to new water containment regulations in Florida.

        The $4.9 million change in estimate in phosphogypsum stack closure costs in 2008 relates primarily to our Bartow facility and resulted mainly from recently mandated changes in the scope and timing of the cooling pond closure due to reclassification of a nearby river by the Florida Department of Environmental Protection (FDEP) to "impaired waterbody" status, which necessitated changes to our closure plans. The $6.5 million change in estimate for mine reclamation costs in 2008 followed completion of a review of projected reclamation costs at our Hardee County phosphate rock mine due to changes in costs of earth moving and landscape development activities. In addition, we refined our estimate of the number of mined acres to be reclaimed which also increased our reclamation obligation. Of the total $10.8 million ARO change in estimate in 2008, $7.6 million was recognized as a charge to cost of sales and $3.2 million was recognized as an increase in fixed assets.

        We have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex; at Canadian Fertilizer's Medicine Hat, Alberta nitrogen complex; and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2008 dollars is $20 million. We have not recorded a liability for these conditional AROs at December 31, 2008, because currently we do not have a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our Donaldsonville and Medicine Hat facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

        In the first quarters of 2006, 2007 and 2008 we made annual contributions of $11.1 million, $9.4 million and $6.2 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. We expect to contribute another $7.5 million in the first quarter of 2009. Over the subsequent seven years, we expect to contribute between $3 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 2% on invested funds. The current estimate of the amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $77 million. After 2016, contributions to the fund are estimated to average approximately $5 million annually for the following 17 years. The balance in

CF INDUSTRIES HOLDINGS, INC.

the account is estimated to reach approximately $210 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the state of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to complete settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

        We also will be required to demonstrate financial assurance for reclamation and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

12.   Income Taxes

        The components of earnings before income taxes and equity in earnings of unconsolidated affiliates are as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Domestic	$1,059.1	$569.0	$52.2
Non-U.S.	(0.6)	2.3	0.8

	$1,058.5	$571.3	$53.0

        The components of the income tax provision are as follows:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Current
Federal	$304.5	$130.2	$7.5
Foreign	6.3	2.6	2.4
State	40.9	18.7	0.4

	351.7	151.5	10.3

Deferred
Federal	23.6	42.1	9.6
Foreign	—	0.9	—
State	2.8	5.2	(0.2)
Valuation allowance	—	(0.2)	—

	26.4	48.0	9.4

Income tax provision	$378.1	$199.5	$19.7

CF INDUSTRIES HOLDINGS, INC.

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2008		2007		2006
	(in millions, except percentages)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$1,058.5		$571.3		$53.0

Expected tax at U.S. statutory rate	370.5	35.0%	200.0	35.0%	18.5	35.0%
State income taxes, net of federal	28.6	2.7%	15.5	2.7%	0.7	1.3%
Non-deductible/taxable items	(0.3)	—	0.3	—	1.4	2.6%
Tax exempt income	(3.8)	(0.4)%	(7.6)	(1.3)%	—	—
U.S. domestic production activities deduction	(17.7)	(1.7)%	(7.4)	(1.3)%	(0.3)	(0.5)%
Valuation allowance	—	—	(0.2)	—	—	—
Other	0.8	0.1%	(1.1)	(0.2)%	(0.6)	(1.2)%

Income tax at effective rate	$378.1	35.7%	$199.5	34.9%	$19.7	37.2%

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage-sourced	$99.7	$99.7
Asset retirement obligations	22.5	22.6
Retirement and other employee benefits	51.6	29.2
Unrealized loss on hedging derivatives	32.3	7.9
Unrealized loss on investments	8.7	—
Mining reclamation and restoration	1.0	3.7
Other	16.3	14.4

	232.1	177.5
Valuation allowance	(99.7)	(99.7)

	132.4	77.8

Deferred tax liabilities
Depreciation and amortization	(68.0)	(65.1)
Depletable mineral properties	(43.1)	(33.1)
Deferred patronage from CFL	(79.0)	(40.5)
Other	(0.6)	(1.9)

	(190.7)	(140.6)

Net deferred tax liability	(58.3)	(62.8)
Less amount in current liabilities	(52.1)	(30.7)

Noncurrent liability	$(6.2)	$(32.1)

CF INDUSTRIES HOLDINGS, INC.

        The Company files federal, provincial, state and local income tax returns in the United States and Canada. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for years 2004 and thereafter. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(in millions)
Balance at January 1, 2008	$0.2
Additions for tax positions taken during an earlier year	0.6
Additions for tax positions taken during the current year	73.8
Reductions related to settlements with tax jurisdictions	—
Reductions related to the lapse of statutes of limitations	—

Balance at December 31, 2008	$74.6

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        In the year ended December 31, 2008, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $73.2 million. The amount of unrecognized tax benefits at December 31, 2008 which, if recognized, would affect our effective tax rate, is $27.7 million. The remainder of the unrecognized tax benefits, if received, will be payable to the pre-IPO owners under the NOL Agreement. We believe that it is reasonably possible that the amounts of unrecognized tax benefits related to the utilization of the NOLs may change significantly within the next twelve months, increasing due to further utilization of the remaining NOLs or decreasing due to possible review of amended income tax returns by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible increases or decreases cannot be made.

        At the time of our IPO we had net operating loss carryforwards of $250 million. After giving effect to the tax return positions taken during the year ended December 31, 2008 our net operating loss carryforward is $49 million with expiration in the year 2023.

        For the year ended December 31, 2006, the Company recognized interest on tax assessments of $1.0 million. There was no recognized interest expense related to tax assessments for each of the years ended December 31, 2008 and 2007, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

13.   Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	December 31,
	2008	2007
	(in millions)
Cash	$49.4	$9.1
Cash equivalents:
Federal government obligations	562.6	325.4
Other debt securities	13.0	32.0

Total cash and cash equivalents	$625.0	$366.5

Short-term investments:
Tax-exempt auction rate securities	$—	$494.5

Noncurrent investments in auction rate securities:
Tax-exempt auction rate securities	$177.8	$—

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

Cash and Cash Equivalents

        At December 31, 2008 and December 31, 2007, we had cash and cash equivalents of $625.0 million and $366.5 million, respectively, consisting primarily of U.S. Treasury Bills or Treasury Bill money market funds.

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

        Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days. The auction process results in the interest rate being reset on the underlying securities until the next reset or auction date. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then present holders of the instruments continue to hold them and each instrument carries an interest rate based upon certain predefined formulas.

        In the first quarter of 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market, causing the traditional auction process to fail. As a result, it was determined that these investments were no longer liquid and we would not be able to access these funds until such time as an

CF INDUSTRIES HOLDINGS, INC.

auction of these investments is successful, a buyer is found outside of the auction process, and/or the securities are redeemed by the issuer.

        During the last three quarters of 2008, $69.9 million of our auction rate securities were either redeemed by the issuer or sold at par value. Therefore, as of December 31, 2008, our remaining investments in available-for-sale high grade tax-exempt auction rate securities were reported at a fair value of $177.8 million after reflecting a $20.8 million net unrealized holding loss against a par value of $198.6 million. The unrealized holding loss has been reported in other comprehensive income. We valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet. The underlying securities for these investments are student loans with stated maturities that range from less than one year to 39 years, with the majority of them being in the 20 to 30 year range. We believe we have the ability to hold these securities until market liquidity returns and the auction process resumes, and we presently intend to hold the securities until such time. For additional information on our investments in auction rate securities, see Note 5—Fair Value Measurements.

14.   Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2008	2007
	(in millions)
Trade	$170.5	$138.7
Other	4.6	10.0

	$175.1	$148.7

        Trade accounts receivable includes amounts due from related parties. For additional information regarding related party transactions, see Note 32—Related Party Transactions and Note 18—Investments in and Advances to Unconsolidated Affiliates.

15.   Inventories—Net

        Inventories consist of the following:

	December 31,
	2008	2007
	(in millions)
Fertilizer	$526.2	$190.5
Raw materials, spare parts and supplies	62.4	41.2

	$588.6	$231.7

CF INDUSTRIES HOLDINGS, INC.

        At December 31, 2008, fertilizer inventories are net of a write-down of $57.0 million, as the carrying cost of inventories in our phosphate segment exceeded estimated net realizable values. The write-down was recognized in cost of goods sold. There were no inventory write-downs recorded in 2007.

16.   Assets Held for Sale

        In 2007, we relocated our corporate headquarters from an owned facility in Long Grove, Illinois to a leased office facility in Deerfield, Illinois. Our Long Grove facility consisted of an office building and a parcel of excess land. At December 31, 2007, we were in active negotiations with potential buyers and had determined that the building and excess land met the criteria for classification as an asset held for sale in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets. In the first quarter of 2008, due to a decline in the real estate market and a deteriorating credit market, negotiations with potential buyers of the building failed to progress, causing us to no longer consider it probable that the building would be sold within one year. As a result, at March 31, 2008 we reclassified $6.1 million, the carrying value of the building, back to property, plant and equipment. In the third quarter of 2008, we completed the sale of the excess land in Long Grove and recognized a pre-tax gain of $4.3 million. These assets are included within our Other segment in Note 31—Segment Disclosures.

17.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2008	2007
	(in millions)
Margin deposits	$12.2	$0.9
Prepaid product and expenses	5.2	24.9
Product exchanges	0.1	4.0
Unrealized gains on natural gas derivatives	0.7	1.2

	$18.2	$31.0

        Margin deposits represent primarily cash collateral on deposit with counterparties related to natural gas derivative contracts. See Note 26—Derivative Financial Instruments.

        Other current liabilities consist of the following:

	December 31,
	2008	2007
	(in millions)
Unrealized losses on natural gas derivatives	$85.3	$22.0
Product exchanges	0.8	0.2

	$86.1	$22.2

CF INDUSTRIES HOLDINGS, INC.

18.   Investments in and Advances to Unconsolidated Affiliates

        In 2007, we purchased 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also own certain non-voting preferred shares of Keytrade and have provided additional subordinated financing. Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. Keytrade is our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We account for our investment in Keytrade under the equity method.

        Our investment in and advances to Keytrade consist of the following:

	December 31,
	2008	2007
	(in millions)
Equity investment in Keytrade	$32.4	$28.4
Advances to Keytrade	12.4	13.2

	$44.8	$41.6

        The purchase price of the investment exceeded our share of the underlying net assets of Keytrade. The excess of the purchase price over our share of the underlying net assets was allocated to identifiable intangibles and goodwill. The identifiable intangibles are being amortized against our share of Keytrade's net income over their useful lives.

        In 2008 and 2007, we recognized in our consolidated statement of operations equity in earnings of Keytrade of $4.2 million and $0.9 million (net of U.S. deferred taxes), respectively. At December 31, 2008, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $5.9 million.

        In 2008 and 2007, our sales to Keytrade were $452.2 million and $33.1 million, respectively, or 12% and 1%, respectively, of our consolidated net sales. In 2008 and 2007, our purchases from Keytrade were $227.8 million and $45.8 million, respectively.

        Our consolidated balance sheet at December 31, 2008 includes balances in accounts receivable related to Keytrade of $17.3 million. Our consolidated balance sheet at December 31, 2007 includes balances in accounts receivable and prepaid product related to Keytrade of $19.2 million and $20.0 million, respectively.

        The advances to Keytrade are subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. In 2008 and 2007, we recognized interest income on advances to Keytrade of $0.5 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

19.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2008	2007
	(in millions)
Land	$31.8	$27.7
Mineral properties	193.0	189.2
Manufacturing plants and equipment	1,987.4	2,014.5
Distribution facilities and other	220.8	205.2
Construction in progress	74.9	28.6

	2,507.9	2,465.2
Less: Accumulated depreciation, depletion and amortization	1,846.0	1,841.6

	$661.9	$623.6

20.   Other Assets

        Other assets consist of the following:

	December 31,
	2008	2007
	(in millions)
Spare parts	$25.7	$26.3
Nonqualified employee benefit trust	8.6	11.5
Investment in CoBank	2.7	3.9
Deferred financing agreement fees	1.4	1.8
Other	1.8	1.9

	$40.2	$45.4

21.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(in millions)
Accrued natural gas costs	$55.3	$74.7
Accounts payable	62.0	59.8
Payroll and employee related costs	24.9	27.9
Asset retirement obligations—current portion	11.2	15.0
Other	54.5	33.0

	$207.9	$210.4

        Payroll and employee related costs includes accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Other includes accrued interest, utilities, property taxes, sales incentives and other credits, maintenance and professional services.

CF INDUSTRIES HOLDINGS, INC.

22.   Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under our forward pricing program (FPP). Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining amount generally being collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2008, we had approximately 1.4 million tons of product committed to be sold under the FPP in 2009. Most of this product is scheduled to be shipped within the next six months.

23.   Credit Agreement and Notes Payable

Credit Agreement

        On August 16, 2005, we entered into a senior secured revolving credit agreement with JPMorgan Chase Bank, N.A. (JPMorgan Chase) acting as administrative agent for the bank group. The credit facility as amended on September 7, 2005 and July 31, 2007 is scheduled to be available until July 31, 2012 and provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

        Availability under the credit facility is limited by a borrowing base equal to the value of a specified percentage of eligible receivables, plus the value of a specified percentage of eligible inventory, plus a property, plant and equipment component (capped at $75 million in the aggregate) determined based on specified percentages of eligible fixed assets (including the real property) located at the Donaldsonville, Louisiana facility and other eligible real property, if any (each subject to caps), less the amount of any reserves JPMorgan Chase deems necessary, as determined in good faith and in the exercise of reasonable business judgment, such as unrealized losses with derivative counterparties who are members of the bank group.

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

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties) and secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana.

        Optional prepayments and optional reductions of the unutilized portion of the secured credit facility are permitted at any time, subject to, among other things, reimbursement of the lenders' redeployment costs in the case of a prepayment of Eurodollar Rate borrowings. Mandatory

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2008, there was approximately $220.5 million of available credit under the credit facility. There were no borrowings outstanding under the facility.

Notes Payable

        From time to time, CFL receives advances from us and from CFL's minority interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2009 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's minority interest holder. The carrying value of notes payable approximates fair value. These notes are classified in current liabilities on the consolidated balance sheet as of December 31, 2008.

24.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

CF INDUSTRIES HOLDINGS, INC.

        We also have an operating lease agreement for our corporate headquarters in Deerfield, IL with a ten-year minimum term ending in 2017. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis in accordance with SFAS No. 13—Accounting for Leases. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

        Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2008 are shown below.

Operating Lease Payments
(in millions)
2009	$33.2
2010	27.2
2011	11.4
2012	7.3
2013	4.5
Thereafter	11.3

$94.9

        Total rent expense for cancelable and noncancelable operating leases was $38.1 million for 2008, $31.2 million for 2007 and $26.5 million for 2006.

25.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2008	2007
	(in millions)
Asset retirement obligations	$100.7	$89.4
Less: Current portion in accrued expenses	11.2	15.0

Noncurrent portion	89.5	74.4
Benefit plans and deferred compensation	111.1	56.7
Environmental and related costs	6.3	6.8
Deferred rent and other	5.7	4.0

	$212.6	$141.9

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 11). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 7). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 8).

26.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years. We use natural gas derivative instruments

CF INDUSTRIES HOLDINGS, INC.

primarily to lock in a substantial portion of our margin on nitrogen fertilizer sales under the Forward Pricing Program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements, unrelated to our Forward Pricing Program.

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

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments, with resulting gains and losses recorded in cost of sales.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Realized losses	$(26.7)	$(76.5)	$(63.0)
Unrealized mark-to-market gains (losses)	(63.8)	17.0	(30.7)

Net derivative losses	$(90.5)	$(59.5)	$(93.7)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments.

	December 31,
	2008	2007
	(in millions)
Unrealized gains in other current assets	$0.7	$1.2
Unrealized losses in other current liabilities	(85.3)	(22.0)

Net unrealized derivative gains (losses)	$(84.6)	$(20.8)

        As of December 31, 2008 and December 31, 2007, we had open derivative contracts for 16.7 million MMBtus and 39.1 million MMBtus, respectively, of natural gas. For the year ended December 31, 2008, we used derivatives to cover approximately 96% of our natural gas consumption at Donaldsonville and approximately 86% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

CF INDUSTRIES HOLDINGS, INC.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of several counterparties as well as credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements to our derivative instruments also contain credit-risk-related contingent features that require us to maintain a minimum net worth level and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily settlement of unrealized losses or some other form of credit support.

        As of December 31, 2008, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $84.6 million for which we had $10.8 million of cash collateral on deposit with counterparties. This cash collateral is included within margin deposits in other current assets on our consolidated balance sheet. If we had failed to meet all credit risk contingent thresholds as of December 31, 2008, we could have been required to post up to an additional $73.8 million of collateral with derivative counterparties.

27.   Stockholders' Equity

Common Stock

        We have 500 million shares of common stock, $0.01 par value per share, authorized, of which 48,391,584 shares were outstanding as of December 31, 2008.

        Changes in common shares issued and outstanding are as follows:

	Year ended December 31,
	2008	2007	2006
Beginning balance	56,245,418	55,172,101	55,027,723
Exercise of stock options	610,865	1,036,042	10,000
Issuance of restricted stock	25,698	50,509	134,378
Forfeiture of restricted stock	(11,020)	(13,234)	—
Cancelation of treasury stock	(8,479,377)	—	—

Ending balance	48,391,584	56,245,418	55,172,101

Dividend Restrictions

        Our ability to pay dividends on our common stock is limited under the terms of our JPMorgan Chase Bank, N.A. $250 million senior secured revolving credit facility. Pursuant to the terms of this agreement, dividends are a type of restricted payment that may be limited based on certain levels of cash availability as defined in the agreement.

Share Repurchases

        On October 22, 2008, our Board of Directors authorized a program to repurchase Company common stock for up to $500 million plus program expenses. Purchases under the repurchase program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the fourth quarter 2008, the Company repurchased approximately 8.5 million shares under this program for $500 million, or an average cost of $58.96 per share, thereby completing the share repurchase program. On December 5, 2008, our Board of Directors adopted a resolution to retire all of its repurchased stock. As of December 31, 2008, all repurchased shares had been retired.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2005	$(2.9)	$0.1	$4.7	$(9.3)	$—	$(7.4)
Unrealized gain (loss)	—	0.5	(7.9)	—	—	(7.4)
Minimum pension liability adjustment	—	—	—	14.2	—	14.2
Adoption of SFAS No. 158—net of tax	—	—	—	0.8	(30.9)	(30.1)
Other deferred taxes and other	—	(0.2)	3.2	(5.7)	—	(2.7)

Balance at December 31, 2006	(2.9)	0.4	—	—	(30.9)	(33.4)
Unrealized gain	—	0.3	—	—	—	0.3
Reclassification to earnings	—	(0.2)	—	—	3.3	3.1
Gain arising during the period	—	—	—	—	10.9	10.9
Deferred taxes and other	3.9	—	—	—	(6.0)	(2.1)

Balance at December 31, 2007	1.0	0.5	—	—	(22.7)	(21.2)
Unrealized (loss)	—	(23.1)	—	—	—	(23.1)
Reclassification to earnings	—	(0.5)	—	—	2.0	1.5
(Loss) arising during the period	—	—	—	—	(57.2)	(57.2)
Deferred taxes and other	(5.4)	9.1	—	—	21.1	24.8

Balance at December 31, 2008	$(4.4)	$(14.0)	$—	$—	$(56.8)	$(75.2)

        The unrealized gain (loss) on derivatives was from natural gas derivatives that were designated as cash flow hedges. In the fourth quarter of 2005, we discontinued hedge accounting, thereby no longer deferring such unrealized gains and losses into OCI. The balance at December 31, 2005 was reclassified into earnings in 2006. See Note 26 for additional information on derivatives.

        As of December 31, 2006 we adopted SFAS No. 158—Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R. The impact of recognizing the funded status of pension and other postretirement benefit liabilities on accumulated other comprehensive income in the consolidated balance sheet is shown as of December 31, 2006 in the table above. See Note 7 for additional information on pension and other postretirement benefits.

        The unrealized loss on securities in 2008 relates primarily to the unrealized holding loss on our auction rate securities. See Notes 5 and 13 for additional information on our investments in auction rate securities. In 2007 and 2006, the unrealized gain on securities relates to our non-qualified employee benefit trust, which is included in other assets.

28.   Stock-Based Compensation

2005 Equity and Incentive Plan

        Under the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (the plan), we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based awards to our

CF INDUSTRIES HOLDINGS, INC.

officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

Share Reserve

        We have reserved a total 8,250,000 shares of our common stock and at December 31, 2008, we had 4,600,653 shares available for future awards under the plan, but no more than 2,673,445 shares of our common stock are available for issuance under the plan for any awards other than stock options and stock appreciation rights. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the plan. If a participant pays the exercise price of an option by delivering to us previously owned shares, only the number of shares we issue in excess of the surrendered shares will count against the plan's share limit. Also, if the full number of shares subject to an option is not issued upon exercise for any reason (including to satisfy a minimum tax withholding obligation), only the net number of shares actually issued upon exercise will count against the plan's share limit. Our source of shares for restricted stock grants and stock option exercises has been newly issued shares.

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

        The fair value of each stock option award was estimated using the Black-Scholes option valuation model and the assumptions shown in the following table.

	2008	2007	2006
Weighted-average expected volatility	58%	36%	35%
Expected term of stock options	5 Years	5-6 Years	4-6 Years
Risk-free interest rate	1.5%-3.3%	3.6%-4.6%	4.6%-5.0%
Weighted-average expected dividend yield	0.3%	0.2%	0.5%

        The expected volatility of our stock options is based on the combination of the historical volatility of our stock and implied volatilities of exchange traded options on our stock. Prior to 2008, the expected volatilities used were determined by utilizing a combination of historical volatility of our stock and the stock of other companies in our industry, and implied volatilities of exchange traded options of

CF INDUSTRIES HOLDINGS, INC.

both of these groups. In determining the expected volatility for 2008, the historical and implied volatilities of other companies in our industry were not utilized as sufficient CF-specific historical data has become available since our 2005 IPO. In 2008, expected volatility is based on a blend of 50% CF historical stock price volatility and 50% CF implied volatility of CF's traded options. In 2007, expected volatilities were based on the historical stock prices and implied volatilities of traded options from our stock and the stock of comparable companies. In 2006, expected volatilities were based on the historical stock prices and implied volatilities of traded options from the stock of comparable companies and one year of our historical stock prices.

        In 2007 and 2008, the expected term of options was estimated based on our historical exercise experience, post vesting employment termination behavior, and the contractual term. Prior to 2007, we did not have sufficient historical exercise experience on which to base the expected term assumptions. Therefore, in 2006, the expected term of options granted was estimated using the simplified method described in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107—Share Based Payment and other factors.

        The risk-free rates for the expected term of the options were based on the U.S. Treasury Strip yield curve in effect at the time of grant.

        A summary of stock option activity under the plan at December 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2008	2,297,724	$19.28
Granted	111,180	120.91
Exercised	(610,865)	16.60
Expired	—	—
Forfeited	(19,654)	49.13

Outstanding at December 31, 2008	1,778,385	26.22

Exercisable at December 31, 2008	1,394,955	17.51

        The weighted-average grant date fair value per share for stock options granted in 2008, 2007 and 2006 was $61.59, $21.17 and $5.86, respectively. The exercisable shares shown in the table above do not include shares that would become immediately exercisable upon the retirement of certain participants who were eligible for age-based accelerated vesting. Such shares are considered vested for compensation expense recognition purposes.

        Cash received from stock option exercises for the years ended December 31, 2008 and 2007 was $10.1 million and $16.6 million, respectively. The actual tax benefit realized for stock option exercises was approximately $25.3 million and $16.2 million for the years ended December 31, 2008 and 2007, respectively. The pre-tax intrinsic value of stock options exercised in 2008 and 2007 was $69.2 million and $44.6 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

        The following tables summarizes information about stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted -Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	1,470,692	6.8	$15.86	$49.0	1,330,959	6.7	$15.87	$44.3
$ 20.01 - $100.00	206,343	8.6	51.36	0.1	63,996	8.4	51.54	—
$100.01 - $125.33	101,350	9.6	125.33	—	—	—	—	—

	1,778,385	7.2	26.22	$49.1	1,394,955	6.8	17.51	$44.3

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $49.16 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

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

        A summary of restricted stock activity under the plan at December 31, 2008 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2008	143,609	$26.92
Granted	25,698	121.17
Restrictions lapsed (vested)	(12,609)	38.21
Forfeited	(11,020)	32.81

Outstanding at December 31, 2008	145,678	42.13

        The weighted-average grant date fair value of restricted stock granted in 2008, 2007 and 2006 was $121.17, $49.21 and $15.27, respectively. The total fair value of restricted stock that vested in 2008 and 2007 was $1.7 million and $1.2 million, respectively. The actual tax benefit realized for restricted stock awards that vested was approximately $0.9 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

CF INDUSTRIES HOLDINGS, INC.

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Stock-based compensation expense	$8.3	$9.7	$8.1
Income tax benefit	(3.1)	(3.6)	(3.1)

Stock-based compensation expense, net of income taxes	$5.2	$6.1	$5.0

        As of December 31, 2008, pre-tax unrecognized compensation cost for stock options, net of estimated forfeitures was $8.1 million and will be recognized as expense over a weighted-average period of 2.3 years. As of December 31, 2008, pre-tax unrecognized compensation cost for restricted stock awards, net of estimated forfeitures, was $3.5 million and will be recognized as expense over a weighted-average period of 2.1 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R—Share-Based Payment requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2008 and 2007 totaled $24.3 million and $13.3 million, respectively.

29.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Cash paid during the year
Interest	$1.6	$1.7	$2.9
Income taxes—net of refunds	342.3	137.2	7.5

30.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

        Several of our competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. Nonetheless, the Company has conducted a successful pilot test to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants and maintain compliance with Plant City's air permit. The Company has received a permit from the Florida Department of Environmental Protection that authorizes the Company to make this change for the three ammonium phosphate plants that utilize process water. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and Department of Justice, this does address a significant issue identified in the NOV.

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

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's own sampling results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined

CF INDUSTRIES HOLDINGS, INC.

gypsum stack at the site. The Company has recently conducted an additional limited amount of sampling at the Plant City facility, pursuant to a work plan agreed to with the EPA, and is planning to submit a report to the EPA documenting the results of this sampling by March 2009. Subject to the EPA's review of these results, the Company does not believe that further investigation will be required.

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

        Prior to the imposition of Section 185 fees, the EPA adopted a new ozone standard (the "8-hour ozone standard") and rescinded the 1-hour ozone standard. The Baton Rouge area was designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against CF Industries, Inc. and other companies located in the Baton Rouge area.

CF INDUSTRIES HOLDINGS, INC.

        In 2006, the D.C. Circuit Court of Appeals rejected the EPA's position and held that Section 185 fees were controls that must be maintained and fees should have been assessed under the Act. In January 2008, the U.S. Supreme Court declined to accept the case for review, making the appellate court's decision final.

        The EPA has not yet proposed new regulations to address the Section 185 fee issue and there remains uncertainty as to the implementation of this provision, including the timing of any assessments; whether the EPA will authorize states to adopt plans to implement Section 185 by means other than the assessment of a fee; and whether major sources located in areas that would have achieved compliance with the 8-hour ozone standard, but continued to be in non-compliance with the 1-hour ozone standard, will continue to be subject to the Section 185 fee. Regardless of the approach adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on the Company's financial position, results of operations or cash flows.

Other

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. In April 2002, we were asked by the current owner of a former phosphate mine and processing facility that we operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. In January 2009, we were again asked to participate in the remediation of the property. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the processing portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. We anticipate that the current owner may bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine when such a suit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

31.   Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Selling, general and administrative expenses, other operating and non-operating expenses, interest, and income taxes, are centrally managed and not included in the measurement of segment profitability reviewed by management. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2008, 2007 and 2006 are as follows. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2008
Net sales
Ammonia	$604.1	$—	$604.1
Urea	1,208.3	—	1,208.3
UAN	772.6	—	772.6
DAP	—	1,165.0	1,165.0
MAP	—	165.0	165.0
Other	6.1	—	6.1

	2,591.1	1,330.0	3,921.1
Cost of sales(1)	1,820.8	877.6	2,698.4

Gross margin	$770.3	$452.4	$1,222.7

Year ended December 31, 2007
Net sales
Ammonia	$556.0	$—	$556.0
Urea	889.0	—	889.0
UAN	591.8	—	591.8
DAP	—	579.4	579.4
MAP	—	135.4	135.4
Other	5.1	—	5.1

	2,041.9	714.8	2,756.7
Cost of sales	1,595.1	491.6	2,086.7

Gross margin	$446.8	$223.2	$670.0

Year ended December 31, 2006
Net sales
Ammonia	$443.7	$—	$443.7
Urea	657.0	—	657.0
UAN	416.8	—	416.8
DAP	—	407.3	407.3
MAP	—	103.7	103.7
Other	4.4	—	4.4

	1,521.9	511.0	2,032.9
Cost of sales	1,423.4	462.3	1,885.7

Gross margin	$98.5	$48.7	$147.2

(1)
The Phosphate segment for the year ended December 31, 2008 includes lower of cost or market adjustments associated with our phosphate and potash inventories of $30.3 million and $26.7 million, respectively. (See Note 15—Inventories—Net)

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2008	$57.3	$40.5	$3.0	$100.8
Year ended December 31, 2007	50.4	31.5	2.6	84.5
Year ended December 31, 2006	59.2	33.1	2.3	94.6
Capital expenditures
Year ended December 31, 2008	$74.2	$66.2	$1.4	$141.8
Year ended December 31, 2007	61.1	39.9	4.1	105.1
Year ended December 31, 2006	26.0	32.2	1.4	59.6
Assets
December 31, 2008	$758.2	$764.1	$865.3	$2,387.6
December 31, 2007	593.9	493.5	925.1	2,012.5

        Enterprise-wide data by geographic region is as follows:

	Year Ended December 31
	2008	2007	2006
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$3,072.3	$2,328.1	$1,668.4
Canada	406.5	272.3	206.9
Export	442.3	156.3	157.6

	$3,921.1	$2,756.7	$2,032.9

	December 31,
	2008	2007
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$624.8	$566.0
Canada	37.1	57.6

Consolidated	$661.9	$623.6

CF INDUSTRIES HOLDINGS, INC.

Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year Ended December 31
	2008	2007	2006
	(in millions)
Sales by major customer
CHS Inc.(1)	$796.4	$654.4	$518.4
KEYTRADE AG(2)	452.2	33.1	18.1
GROWMARK, Inc.	377.2	288.4	250.7
Gavilon LLC(3)	353.1	238.4	221.3
Others	1,942.2	1,542.4	1,024.4

Consolidated	$3,921.1	$2,756.7	$2,032.9

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
The Company owns 50% of the common stock of KEYTRADE AG (Keytrade). Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively.

(3)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc.

32. Related Party Transactions

        We have multi-year supply contracts related to purchases of fertilizer products with two of our former owners, GROWMARK, Inc. (GROWMARK) and CHS, Inc. (CHS). The chief executive officer of GROWMARK, William Davisson, and the president and chief executive officer of CHS, John D. Johnson, serve as members of our Board of Directors. As of December 31, 2008, GROWMARK was the beneficial owner of approximately 3% of our outstanding common stock.

Product Sales

        CHS accounted for 20%, 24% and 26% of our consolidated net sales in 2008, 2007 and 2006, respectively. GROWMARK accounted for 10%, 10% and 12% of our consolidated net sales in 2008, 2007 and 2006, respectively. See Note 31 for additional information on sales to CHS and GROWMARK.

        In addition to purchasing fertilizer from us, CHS and GROWMARK also contracted with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we recognized approximately $0.7 million, $0.8 million and $1.3 million from CHS in 2008, 2007 and 2006, respectively, and we recognized $0.4 million, $0.2 million and $0.7 million from GROWMARK in 2008, 2007 and 2006, respectively.

CF INDUSTRIES HOLDINGS, INC.

Accounts Receivable

        Accounts receivable at December 31, 2008 and 2007 includes $8.7 million and $11.6 million, respectively due from CHS and $10.0 million and $2.0 million, respectively due from GROWMARK.

Supply Contracts

        We have multi-year supply contracts with CHS and GROWMARK relating to purchases of fertilizer products. The term of the supply contract with CHS lasts until June 30, 2010, and in the case of the supply contract with GROWMARK, lasts until June 30, 2013. In both cases, the terms will be extended automatically for successive one-year periods unless a termination notice is given by either party.

        Both contracts specify a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell, and the customer is obligated to purchase, during the first contract year. Thereafter, for the CHS contract, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not less than 95% nor more than 100% of the prior year's sales target volume. For the GROWMARK contract, the sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not more than 105% of the prior year's sales target volume. The requirement volume for both contracts is also subject to yearly adjustment to an amount specified by the customer which is not less than 65% nor more than 100% of the then applicable sales target volume. Both contracts also contain reciprocal "meet or release" provisions pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provisions may not, however, reduce the requirements volume.

        The prices for product sold under the supply contracts vary depending on the type of sale selected by the customer. The customer may select (i) cash sales at prices that are published in our weekly cash price list, (ii) index sales at a published index price, (iii) forward pricing sales under our forward pricing program, or (iv) sales negotiated between the parties. The supply contracts also provide for performance incentives based on (i) the percentage of the sales target volume actually purchased, (ii) the timing of purchases under our forward pricing program, (iii) the amount of purchases under our forward pricing program and (iv) specifying a requirement volume in excess of the then applicable minimum requirement volume. The supply contract with CHS also provides for a performance incentive based on quantity discounts for overall volume.

        We have agreed with CHS and GROWMARK that the prices charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all of our similarly situated customers. We also agreed with CHS that the performance incentives offered to them will be equal to the highest comparable incentives offered to other requirement contract customers. We believe the performance incentives offered under the CHS supply contract are consistent with the incentives offered to similarly situated customers in our industry in transactions between unaffiliated parties.

        Our supply contract with CHS also provides them with a right of first offer for the purchase of certain of our storage and terminal facilities.

CF INDUSTRIES HOLDINGS, INC.

Net Operating Loss Carryforwards

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners, including CHS and GROWMARK, relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

Canadian Fertilizers Limited

        GROWMARK owns 9% of the outstanding common stock of CFL, our Canadian joint venture, and elects one director to the CFL board. See Note 4—Canadian Fertilizers Limited, for additional information on CFL.

KEYTRADE AG

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. See Note 18—Investments in and Advances to Unconsolidated Affiliates, for additional information on Keytrade.

33. Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2008. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31		Full Year
	(in millions, except per share amounts)
2008
Net sales	$667.3	$1,161.0	$1,020.8	$1,072.0		$3,921.1
Gross margin	271.2	469.9	120.9	360.7	(2)	1,222.7
Unrealized gains (losses) on derivatives(1)	69.6	83.2	(251.0)	34.4		(63.8)
Net earnings	158.8	288.6	47.1	190.1	(2)	684.6
Basic net earnings per share	2.83	5.13	0.84	3.65		12.39
Diluted net earnings per share	2.77	5.02	0.82	3.59		12.15
2007
Net sales	$472.4	$848.9	$582.9	$852.5		$2,756.7
Gross margin	105.1	177.6	151.3	236.0		670.0
Unrealized gains (losses) on derivatives(1)	38.5	(36.3)	1.9	12.9		17.0
Net earnings	57.2	93.6	86.5	135.4		372.7
Basic net earnings per share	1.04	1.69	1.55	2.43		6.71
Diluted net earnings per share	1.02	1.65	1.52	2.38		6.57

(1)
Amounts represents pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 26—Derivative Financial Instruments, for additional information.

CF INDUSTRIES HOLDINGS, INC.

(2)
In the fourth quarter of 2008, gross margin and net earnings included a write-down of phosphate and potash inventories totaling $57.0 million ($37.1 million net of taxes) (see Note 15—Inventories—Net).

34. Subsequent Events

        On January 15, 2009, we announced that we had made a proposal to Terra Industries Inc. (Terra) to acquire all of Terra's outstanding common stock at a fixed exchange ratio of 0.4235 shares of CF Holdings common stock for each share of Terra common stock. On January 28, 2009, Terra announced that its Board of Directors had rejected the proposal. On February 3, 2009, we delivered a notice to Terra, in accordance with Terra's bylaws, nominating three individuals for election as Terra directors at Terra's 2009 annual meeting of stockholders. Also on February 3, 2009, we issued a press release in connection with this notice and announced our intention to commence an exchange offer for all of Terra's outstanding common stock at the exchange ratio set forth in our proposal. On February 23, 2009, we filed a registration statement on Form S-4 and related documents with the SEC and commenced the exchange offer. The exchange offer is conditioned upon, among other things, CF Holdings entering into a merger agreement with Terra, Terra stockholders tendering in the offer at least a majority of Terra's outstanding common stock on a fully-diluted basis, the approval by our stockholders of the issuance of our common stock in the transaction and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        On February 25, 2009, Agrium Inc. (Agrium) announced that it had made a proposal to our Board of Directors to acquire all of our outstanding common stock in a cash-and-stock transaction. The offer is conditioned upon, among other things, the termination of our above described offer to acquire Terra, the negotiation of a definitive merger agreement between Agrium and us, approval by our Board of Directors and shareholders, and necessary regulatory approvals. On February 25, 2009, we announced that our Board of Directors will evaluate the proposal carefully and respond to Agrium's proposal in due course.

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2008.

        (b) Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF Industries Holdings, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

CF INDUSTRIES HOLDINGS, INC.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

                                                                                              /s/ KPMG LLP

Chicago, Illinois
February 26, 2009

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

Equity Compensation Plan Information as of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,778,385	$26.22	4,600,653	(1)

Total	1,778,385	$26.22	4,600,653

(1)
Includes 2,673,445 shares that are reserved for issuance of awards other than stock options and stock appreciation rights.

CF INDUSTRIES HOLDINGS, INC.

        For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 28—Stock-Based Compensation.

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

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Report:
	1.	All financial statements:
The following financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.
		Report of Independent Registered Public Accounting Firm	71
		Consolidated Statements of Operations	72
		Consolidated Statements of Comprehensive Income (Loss)	73
		Consolidated Balance Sheets	74
		Consolidated Statements of Stockholders' Equity	75
		Consolidated Statements of Cash Flows	76
		Notes to Consolidated Financial Statements	77
	2.	Financial Statement Schedules:
		Schedule II—Valuation and Qualifying Accounts	131
	3.	Exhibits

            A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 133 of this report.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        Under date of February 26, 2009, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule (Schedule II—Valuation and Qualifying Accounts) is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois February 26, 2009

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Charge to Other Accounts	Deductions	Description	Ending Balance
Accounts receivable (in millions)
Allowance for bad debt accounts
Year ended December 31, 2008	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2007	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2006	$0.3	$0.1	$—	$(0.1)	Amounts not collectible	$0.3

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 26, 2009	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 26, 2009
/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2009
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 26, 2009
/s/ WALLACE W. CREEK Wallace W. Creek	Director	February 26, 2009
/s/ WILLIAM DAVISSON William Davisson	Director	February 26, 2009
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 26, 2009
/s/ DAVID R. HARVEY David R. Harvey	Director	February 26, 2009
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 26, 2009
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 26, 2009

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2
Amended and Restated By-laws of CF Industries Holdings, Inc., as amended through December 12, 2008 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 18, 2008, File No. 001-32597)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS Inc. (successor in interest to Agriliance, LLC) dated as of June 20, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.2
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 1, 2008, File No. 001-32597)*
10.3
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.4
Change in Control Severance Agreement, effective as of May 8, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Anthony J. Nocchiero (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.5	Change in Control Severance Agreement, effective as of August 11, 2005, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.6
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.7
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.8
Change in Control Severance Agreement, effective as of April 24, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 10.9 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.9
Change in Control Severance Agreement, effective as of August 1, 2007, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit 10.10 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.10
Change in Control Severance Agreement, effective as of November 19, 2007, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit 10.13 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.11	Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost**
10.12
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.13
CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, amended as of December 13, 2007 (incorporated by reference to Exhibit 10.15 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.14
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.15	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.16
Form of Restricted Stock Award Agreement (incorporated by reference to Item 1.01 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 14, 2006, File No. 001-32597)**
10.17
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.21 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.18
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)
10.19
Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 19, 2005, File No. 001-32597)
10.20
First Amendment to Credit Agreement, dated as of September 5, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.24 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)
10.21
Second Amendment to Credit Agreement, dated as of July 31, 2007, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)
10.22
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.23
CF Industries Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 28, 2007, File No. 001-32597)**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 6—Net Earnings (Loss) Per Share
21	Subsidiaries of the registrant

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.