Form 10-Q
period 2009-03-31
CF Industries Holdings, Inc.
filed 2009-04-30
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        48,402,251 shares of the registrant's common stock, $0.01 par value per share, were outstanding at March 31, 2009.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in millions, except per share amounts)
Net sales	$680.6	$667.3
Cost of sales	518.3	396.1

Gross margin	162.3	271.2
Selling, general and administrative	15.4	18.2
Other operating—net	23.2	1.4

Operating earnings	123.7	251.6
Interest expense	0.4	0.4
Interest income	(1.3)	(8.5)
Other non-operating—net	(0.3)	(2.7)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	124.9	262.4
Income tax provision	41.2	86.8
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(0.7)	1.7

Net earnings	83.0	177.3
Less: Net earnings attributable to the noncontrolling interest	20.3	18.5

Net earnings attributable to common stockholders	$62.7	$158.8

Net earnings per share attributable to common stockholders
Basic	$1.29	$2.82

Diluted	$1.28	$2.76

Weighted average common shares outstanding:
Basic	48.4	56.3

Diluted	49.1	57.5

Dividends declared per common share	$0.10	$0.10

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in millions)
Net earnings	$83.0	$177.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.5)	(1.4)
Defined benefit plans—net of taxes	0.5	0.4
Unrealized loss on securities—net of taxes	(4.8)	(6.0)

	(5.8)	(7.0)

Comprehensive income	77.2	170.3
Less: Comprehensive income attributable to the noncontrolling interest	19.6	17.8

Comprehensive income attributable to common stockholders	$57.6	$152.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$803.8	$625.0
Short-term investments	35.2	—
Accounts receivable	185.4	175.1
Inventories—net	460.1	588.6
Prepaid income taxes	—	26.3
Other	10.5	18.2

Total current assets	1,495.0	1,433.2
Property, plant and equipment—net	706.4	661.9
Deferred income taxes	18.3	—
Goodwill	0.9	0.9
Asset retirement obligation escrow account	36.4	28.8
Investments in and advances to unconsolidated affiliates	44.0	44.8
Investments in auction rate securities	167.6	177.8
Other assets	37.5	40.2

Total assets	$2,506.1	$2,387.6

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$192.0	$207.9
Income taxes payable	16.4	14.1
Customer advances	434.6	347.8
Notes payable	3.9	4.1
Deferred income taxes	79.1	52.1
Distributions payable to noncontrolling interest	102.5	106.0
Other	37.4	86.1

Total current liabilities	865.9	818.1

Deferred income taxes	—	6.2
Other noncurrent liabilities	215.6	212.6
Contingencies (Note 19)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2009—48,402,251 and 2008—48,391,584 shares issued and outstanding	0.5	0.5
Paid-in capital	711.2	709.4
Retained earnings	761.3	703.4
Accumulated other comprehensive loss	(80.3)	(75.2)

Total stockholders' equity	1,392.7	1,338.1
Noncontrolling interest	31.9	12.6

Total equity	1,424.6	1,350.7

Total liabilities and equity	$2,506.1	$2,387.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(in millions)
Operating Activities:
Net earnings	$83.0	$177.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	21.9	25.8
Deferred income taxes	5.3	14.4
Stock compensation expense	1.4	2.3
Excess tax benefit from stock-based compensation	(0.1)	(4.7)
Unrealized gain on derivatives	(48.6)	(69.6)
Inventory valuation allowance	(6.0)	—
Loss on disposal of property, plant and equipment	1.7	—
Equity in losses (earnings) of unconsolidated affiliates—net of taxes	0.7	(1.7)
Changes in:
Accounts receivable	(13.8)	(7.3)
Margin deposits	11.3	(0.9)
Inventories	134.0	(213.3)
Prepaid product and expenses	1.6	19.3
Accrued income taxes	28.8	67.0
Accounts payable and accrued expenses	(15.2)	44.7
Product exchanges—net	(5.3)	(4.1)
Customer advances—net	86.8	248.0
Other—net	4.8	—

Net cash provided by operating activities	292.3	297.2

Investing Activities:
Additions to property, plant and equipment	(71.9)	(34.0)
Proceeds from the sale of property, plant and equipment	2.8	0.1
Purchases of investment securities	(35.2)	(116.0)
Sales and maturities of investment securities	3.2	342.0
Deposit to asset retirement obligation escrow account	(7.5)	(6.2)
Other—net	—	1.2

Net cash provided by (used in) investing activities	(108.6)	187.1

Financing Activities:
Dividends paid on common stock	(4.8)	(5.6)
Issuances of common stock under employee stock plans	0.2	2.1
Excess tax benefit from stock-based compensation	0.1	4.7

Net cash provided by (used in) financing activities	(4.5)	1.2

Effect of exchange rate changes on cash and cash equivalents	(0.4)	—

Increase in cash and cash equivalents	178.8	485.5
Cash and cash equivalents at beginning of period	625.0	366.5

Cash and cash equivalents at end of period	$803.8	$852.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate segment are diammonium phosphate (DAP) and monoammonium phosphate (MAP). Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors. We also export nitrogen and phosphate fertilizer products.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2008, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with our audited consolidated financial statements and related disclosures in our Form 10-K filed with the SEC on February 26, 2009. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, the ultimate settlement costs of asset retirement obligations, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2008 Annual Report on Form 10-K as of and for the year ended December 31, 2008, filed with the SEC on February 26, 2009.

CF INDUSTRIES HOLDINGS, INC.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 as of January 1, 2009. For additional information, see Note 4—Canadian Fertilizers Limited.

  •
  SFAS No. 141(R)—Business Combinations. This Statement applies to business combinations other than joint ventures, asset acquisitions, businesses under common control and not-for-profit organizations. It requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 141(R)-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies SFAS No. 141(R) to require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This FSP also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This FSP was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement expands the disclosure requirements for derivative

CF INDUSTRIES HOLDINGS, INC.

    instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement was effective for the Company beginning January 1, 2009. The adoption of this Statement did not have a material impact on our consolidated financial statements. See Note 16—Derivative Financial Instruments.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 6—Net Earnings Per Share.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The adoption of this EITF Issue did not have a significant impact on our consolidated financial statements.

  •
  EITF Issue No. 07-1—Accounting for Collaborative Arrangements. This EITF Issue defines collaborative arrangements as a contractual arrangement that involves a joint operating activity, and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes income statement presentation and classification requirements for joint operating activities and payments between participants, as well as disclosures related to these arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009, with retrospective application required for all periods presented. The adoption of this EITF Issue did not have a significant impact on our consolidated financial statements.

Recently Issued Pronouncements

  •
  FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157—Fair Value Measurements when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The FSP is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact of this FSP on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

  •
  FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes the requirements for recognizing other-than-temporary impairments for debt securities, changes the triggering event that is used to assess the collectibility of future cash flows when assessing for impairment, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This guidance specifies that if a company does not have the intent or need to sell a debt security prior to recovery the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact of this FSP on our consolidated financial statements.

  •
  FSP No. 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments, whether recognized or not recognized, in interim financial statements as well as in annual financial statements. The fair value information is to be presented together with the related carrying amount in a form that makes it clear whether the financial instruments are assets or liabilities. The company also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact of this FSP on our consolidated financial statements.

  •
  FSP No. FAS 132(R)-1—Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. This FSP is effective for the Company for the fiscal year ending December 31, 2009.

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

        CFL's sales revenue for the three months ended March 31, 2009 and 2008 was $120.9 million and $118.6 million, respectively. CFL's assets and liabilities at March 31, 2009 were $423.2 million and $383.4 million, respectively, and at December 31, 2008 were $375.2 million and $334.1 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

facility's production, CF Industries, Inc. is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both CF Industries, Inc. and Viterra pay the greater of operating cost or market price for purchases. The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Viterra annually based on their respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. While general creditors of CFL do not have direct recourse to the general credit of CF Industries, Inc., the product purchase agreement does require CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra's 34% share. CF Industries, Inc. and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries, Inc. is the primary beneficiary of CFL as CF Industries, Inc. receives at least 66% of the economic risks and rewards of CFL.

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as noncontrolling interest in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. Amounts reported as noncontrolling interest on our consolidated balance sheet represent the interests of Viterra and the holders of 17% of CFL's common shares. A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interest on our consolidated balance sheet is as follows:

	Three months ended March 31,
	2009	2008
	(in millions)
Noncontrolling interest
Beginning balance	$12.6	$17.3
Earnings attributable to noncontrolling interest	20.3	18.5
Effect of exchange rate changes	(1.0)	(1.1)

Ending balance	$31.9	$34.7

Distributions payable to noncontrolling interest
Beginning balance	$106.0	$57.6
Effect of exchange rate changes	(3.5)	(1.5)

Ending balance	$102.5	$56.1

        Because the Canadian dollar is CFL's functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

5.     Fair Value Measurements

        Effective January 1, 2009, we adopted the portions of SFAS No. 157—Fair Value Measurements (SFAS 157), which were deferred under FSP No. FAS 157-2, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of this FSP did not have a significant impact on our financial position or results of operations.

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	Balance as of March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Available-for-sale short-term investments	$35.2	$35.2	$—	$—
Unrealized gains on natural gas derivatives	1.0	—	1.0	—
Asset retirement obligation escrow account	36.4	36.4	—	—
Investments in auction rate securities	167.6	—	—	167.6
Nonqualified employee benefit trust	6.9	6.9	—	—

Total assets at fair value	$247.1	$78.5	$1.0	$167.6

Unrealized losses on natural gas derivatives	$37.0	$—	$37.0	$—

Total liabilities at fair value	$37.0	$—	$37.0	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

  •
  Short-term Investments—As of March 31, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and nine months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 10—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

  •
  Natural Gas Derivatives—The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. See Note 16—Derivative Financial Instruments for additional information.

  •
  Asset Retirement Obligation Escrow Account—We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 14—Asset Retirement Obligations for additional information.

  •
  Investments in Auction Rate Securities—Our investments in Auction Rate Securities consist of securities supported by student loans which originated primarily under the Federal Family Education Loan Program (FFELP), and are guaranteed by entities affiliated with governmental entities. Our auction rate securities are accounted for as noncurrent available-for-sale securities. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we used a mark-to-model approach that relies on discounted cash flows,

CF INDUSTRIES HOLDINGS, INC.

    market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under SFAS 157. See Note 10—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

  •
  Nonqualified Employee Benefit Trust—We maintain a trust associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair value of the trust is based on daily quoted prices representing the NAV of the investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2009	$177.8
Sales and redemptions	(3.2)
Unrealized losses included in other comprehensive income	(7.0)

Fair value, March 31, 2009	$167.6

6.     Net Earnings Per Share

        We adopted FSP EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective January 1, 2009 with retrospective adjustment to previously reported earning per share (EPS) data for comparative purposes. This FSP applies to the calculation of EPS under SFAS No. 128 for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The adoption of this FSP did not have a material impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

        Net earnings per share were computed as follows:

	Three months ended March 31,
	2009	2008
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$62.7	$158.8

Basic earnings per common share:
Weighted average common shares outstanding	48.4	56.3

Net earnings attributable to common stockholders	$1.29	$2.82

Diluted earnings per common share:
Weighted average common shares outstanding	48.4	56.3
Dilutive common shares:
Stock options	0.7	1.2

Diluted weighted average shares outstanding	49.1	57.5

Net earnings attributable to common stockholders	$1.28	$2.76

        For the three months ended March 31, 2009, the computation of diluted earnings per share excludes approximately 0.3 million potentially dilutive stock options because the effect of their inclusion would be antidilutive in accordance with SFAS No. 128—Earnings Per Share.

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

        Net periodic benefit cost included the following components:

	Three months ended March 31,
	2009	2008
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$1.5	$1.6
Interest cost on projected benefit obligation	4.0	3.6
Expected return on plan assets	(3.8)	(4.0)
Amortization of actuarial loss	0.4	0.1

Net periodic benefit cost	$2.1	$1.3

Retiree Medical
Service cost for benefits earned during the period	$0.4	$1.0
Interest cost on projected benefit obligation	0.6	0.5
Amortization of transition obligation	0.1	0.1

Net periodic benefit cost	$1.1	$1.6

CF INDUSTRIES HOLDINGS, INC.

        Our consolidated pension funding contributions in 2009 are estimated to total $16.3 million and are expected to be made primarily in the second quarter.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We recognized expense for these plans of $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Included in the amounts recognized as expense for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.1 million, respectively, of amortization for amounts included in our accumulated other comprehensive loss.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended March 31,
	2009	2008
	(in millions)
Bartow costs	$1.0	$1.2
Fixed asset disposals	1.7	—
Business combination costs	16.1	—
Peru project development costs	3.9	—
Other	0.5	0.2

	$23.2	$1.4

        For the three months ended March 31, 2009, business combination costs are associated with our proposed business combination with Terra Industries Inc. and with evaluating and responding to Agrium Inc.'s proposed acquisition of CF Industries Holdings, Inc.

9.     Income Taxes

        The income tax provisions recorded for the three months ended March 31, 2009 and 2008 were determined in accordance with the requirements of APB Opinion No. 28—Interim Financial Reporting, FIN No. 18—Accounting for Income Taxes in Interim Periods, SFAS No. 109—Accounting for Income Taxes, and FIN No. 48—Accounting for Uncertainty in Income Taxes.

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

        In the first quarter of 2009, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased from $74.6 million at December 31, 2008 to $88.7 million at March 31, 2009.

        See Note 12 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K for additional information concerning these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

10.   Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Cash	$48.7	$49.4
Cash equivalents:
Federal government obligations	738.5	562.6
Other debt securities	16.6	13.0

Total cash and cash equivalents	$803.8	$625.0

Short-term investments:
Federal government obligations	$35.2	$—

Noncurrent investments in auction rate securities:
Tax-exempt auction rate securities	$167.6	$177.8

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

Cash and Cash Equivalents

        At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $803.8 million and $625.0 million, respectively, consisting primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

Short-term Investments

        As of March 31, 2009, our short-term investments of $35.2 million consisted of U.S. Treasury Bills with original maturities between three and nine months.

Investments in Auction Rate Securities

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

CF INDUSTRIES HOLDINGS, INC.

        During the first quarter of 2009, $3.2 million of our auction rate securities were either redeemed by the issuer or sold at par value. Therefore, as of March 31, 2009, our remaining investments in available-for-sale tax-exempt auction rate securities were reported at a fair value of $167.6 million after reflecting a $27.8 million net unrealized holding loss, of which $7.0 million was recorded during the first quarter of 2009, against a par value of $195.4 million. The unrealized holding loss is reported in other comprehensive income. We valued these investments using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these investments as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet. The securities underlying our investment in auction rate securities have maturities that range up to 39 years. As of March 31, 2009, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$5.0
1 year up to 20 years	9.2
20 years up to 30 years	78.4
30 years up to 40 years	75.0

$167.6

        We believe we have the ability to hold these securities until market liquidity returns, and we presently intend to hold the securities until such time. For additional information on our investments in auction rate securities, see Note 5—Fair Value Measurements.

11.   Inventories

        Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Fertilizer	$408.7	$526.2
Raw materials, spare parts and supplies	51.4	62.4

	$460.1	$588.6

        At March 31, 2009, fertilizer inventories are net of a $51.0 million valuation allowance, as the carrying cost of our potash inventories exceeded net realizable values. At December 31, 2008, fertilizer inventories were net of a $57.0 million valuation allowance related to our phosphate and potash inventories.

CF INDUSTRIES HOLDINGS, INC.

12.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consists of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Land	$36.3	$31.8
Mineral properties	193.0	193.0
Manufacturing plants and equipment	1,995.0	1,987.4
Distribution facilities and other	223.6	220.8
Construction in progress	109.9	74.9

	2,557.8	2,507.9
Less: Accumulated depreciation, depletion and amortization	1,851.4	1,846.0

	$706.4	$661.9

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods, as outlined in FASB Staff Position No. AUG AIR-1—Accounting for Planned Major Maintenance Activities. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line titled, "Manufacturing plants and equipment." If we had used the direct expense method, turnaround costs would be expensed as incurred. Turnaround costs are classified as investing activities in the consolidated statements of cash flows and reported in the line entitled "Additions to property, plant and equipment." The following is a summary of plant turnaround activity for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(in millions)
Net capitalized turnaround costs at beginning of the period	$40.6	$47.7
Additions	11.8	5.7
Depreciation	(6.2)	(5.2)
Effect of exchange rate changes	(0.2)	(0.4)

Net capitalized turnaround costs at end of the period	$46.0	$47.8

        Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections, which are also conducted during full plant shutdowns, include required safety inspections that entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

CF INDUSTRIES HOLDINGS, INC.

13.   Investments in and Advances to Unconsolidated Affiliates

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

        Our investment in and advances to Keytrade consist of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Equity investment in Keytrade	$31.6	$32.4
Advances to Keytrade	12.4	12.4

	$44.0	$44.8

        For the three months ended March 31, 2009 and 2008, we recognized in our consolidated statements of operations equity in earnings (loss) of Keytrade of $(0.7) million and $1.7 million, respectively. At March 31, 2009, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $5.2 million.

        The advances to Keytrade are subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. For the three months ended March 31, 2009 and 2008, we recognized interest income on advances to Keytrade of $0.1 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

14.   Asset Retirement Obligations

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

        The changes in our ARO obligations from December 31, 2008 to March 31, 2009 are summarized below:

(in millions)
Obligation at December 31, 2008	$100.7
Accretion expense	1.9
Liabilities incurred	0.4
Expenditures	(1.8)

Obligation at March 31, 2009	$101.2

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes the cost of stack closure at

CF INDUSTRIES HOLDINGS, INC.

Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Current portion	$11.0	$11.2
Noncurrent portion	90.2	89.5

	$101.2	$100.7

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarter of 2009 and 2008, we made annual contributions of $7.5 million and $6.2 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida's regulations governing financial assurance related to the closure of phosphogypsum stacks. Over the next seven years, we expect to contribute between $3 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 2% on invested funds. Our estimate of the amount of funds that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $77 million. After 2016, contributions to the fund are estimated to average approximately $5 million annually for the following 17 years. The balance in the account is estimated to reach approximately $210 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the State of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to fund settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

        We will also be required to demonstrate financial assurance for reclamation, and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

15.   Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with a bank syndicate led by JPMorgan Chase provides CF Industries, Inc. (the Borrower) with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in

CF INDUSTRIES HOLDINGS, INC.

Donaldsonville, Louisiana. For additional information on the credit facility, refer to Note 23—Credit Agreement, in our 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009. As of March 31, 2009, there was $228.8 million of available credit and no borrowings outstanding under the credit facility.

16.   Derivative Financial Instruments

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

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

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

	Three months ended March 31,
	2009	2008
	(in millions)
Realized losses	$(71.7)	$(5.0)
Unrealized mark-to-market gains	48.6	69.6

Net derivative gains (losses)	$(23.1)	$64.6

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments.

	March 31, 2009	December 31, 2008
	(in millions)
Unrealized gains in other current assets	$1.0	$0.7
Unrealized losses in other current liabilities	(36.8)	(85.3)
Unrealized losses in noncurrent liabilities	(0.2)	—

Net unrealized derivative gains (losses)	$(36.0)	$(84.6)

CF INDUSTRIES HOLDINGS, INC.

        As of March 31, 2009 and December 31, 2008, we had open derivative contracts for 8.6 million MMBtus and 16.7 million MMBtus, respectively, of natural gas. For the quarter ended March 31, 2009, we used derivatives to cover approximately 44% of our natural gas consumption at Donaldsonville and approximately 51% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements with respect to our derivative instruments also contain credit risk related contingent features that require us to maintain a minimum net worth level and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of March 31, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $36.0 million. There was no cash collateral on deposit with counterparties for derivative contracts at March 31, 2009. If we had failed to meet all credit risk contingent thresholds as of March 31, 2009, we could have been required to post up to $36.0 million of collateral with derivative counterparties.

17.   Stock-Based Compensation

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

        At March 31, 2009, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $84.9 million. At December 31, 2008, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $49.1 million. During the three months ended March 31, 2009, no stock options or shares of restricted stock were granted.

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
	(in millions)
Stock-based compensation expense	$1.4	$2.3
Income tax benefit	(0.5)	(0.9)

Stock-based compensation expense, net of income taxes	$0.9	$1.4

CF INDUSTRIES HOLDINGS, INC.

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $7.0 million as of March 31, 2009, which will be recognized as expense over a weighted-average period of 2.1 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $2.9 million as of March 31, 2009, which will be recognized as expense over a weighted-average period of 2.0 years.

        During the three months ended March 31, 2009, less than 0.1 million stock options were exercised with a pre-tax intrinsic value of $0.4 million. Cash received from stock option exercises for the three months ended March 31, 2009 was $0.2 million. At March 31, 2009, 1.4 million stock options were exercisable with an aggregate intrinsic value of $76.6 million. At December 31, 2008, 1.4 million stock options were exercisable with an intrinsic value of $44.3 million.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three months ended March 31, 2009 and 2008 were $0.1 million and $4.7 million, respectively.

18.   Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding loss on securities	—	(7.6)	—	(7.6)
Reclassification to earnings	—	(0.2)	0.6	0.4
Deferred taxes and other changes	(0.8)	3.0	(0.1)	2.1

Balance at March 31, 2009	$(5.2)	$(18.8)	$(56.3)	$(80.3)

Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(10.2)	—	(10.2)
Reclassification to earnings	—	0.5	0.3	0.8
Deferred taxes and other changes	(0.8)	3.7	0.1	3.0

Balance at March 31, 2008	$0.2	$(5.5)	$(22.3)	$(27.6)

        The pre-tax unrealized holding loss on securities of $7.6 million in 2009 and $10.2 million in 2008 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities, see Note 5—Fair Value Measurements and Note 10—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities.

19.   Contingencies

Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities.

CF INDUSTRIES HOLDINGS, INC.

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

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues

CF INDUSTRIES HOLDINGS, INC.

impacting the site. The EPA's sampling results appear to be consistent with the Company's own sampling results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. The Company has conducted an additional limited amount of sampling at the Plant City facility, pursuant to a work plan agreed to with the EPA, and a report of the results was submitted to the agency on March 30, 2009. Subject to the EPA's review of these results, the Company does not believe that further investigation will be required.

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

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company is in the process of gathering the requested information and preparing responses to the agency's inquiry.

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

CF INDUSTRIES HOLDINGS, INC.

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

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. The Company is in the process of gathering the requested information and preparing responses to the agency's inquiry. It is not known at this time whether the EPA will initiate enforcement with respect to the Donaldsonville facility.

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

CF INDUSTRIES HOLDINGS, INC.

Other Matters

        In February and March 2009, three purported shareholders of the Company filed putative class action lawsuits against the Company and the members of its Board of Directors alleging, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the proposed acquisition by Agrium Inc. of CF Holdings. Two of these actions—one captioned Plumbers & Steamfitters Local 373 Pension Fund v. CF Industries Holdings, Inc., which was filed on February 26, 2009, and the other captioned Operating Engineers Local 825 Pension Fund v. CF Industries Holdings, Inc., which was filed on March 12, 2009—were initiated in the Delaware Court of Chancery, and on March 17, 2009, the court consolidated these lawsuits into a single action captioned In re CF Industries Shareholder Litigation. The consolidated Delaware action remains pending, and the parties presently are engaged in the discovery process. A third action captioned Gallagher v. CF Industries Holdings, Inc. was filed in the Circuit Court of Lake County, Illinois on February 27, 2009. The Company moved to dismiss the Illinois complaint on the basis that the Delaware consolidated action concerns identical issues. This motion to dismiss is pending. Each of the suits seek, among other things, to enjoin the Company's proposed business combination with Terra Industries Inc. unless and until the Company considers other strategic alternatives to maximize the Company's value. The Company and the Board of Directors believe that these suits are without merit and intend to vigorously defend their positions in these matters. Currently we cannot determine if the ultimate outcome of these lawsuits will have a material impact on the Company's financial position, results of operations or cash flows.

20.   Segment Disclosures

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2009 and 2008 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2009
Net sales
Ammonia	$70.3	$—	$70.3
Urea	267.5	—	267.5
UAN	118.2	—	118.2
DAP	—	185.7	185.7
MAP	—	38.2	38.2
Potash	—	0.5	0.5
Other	0.2	—	0.2

	456.2	224.4	680.6
Cost of sales	286.8	231.5	518.3

Gross margin	$169.4	$(7.1)	$162.3

Three months ended March 31, 2008
Net sales
Ammonia	$32.1	$—	$32.1
Urea	251.6	—	251.6
UAN	153.8	—	153.8
DAP	—	189.3	189.3
MAP	—	40.2	40.2
Potash	—	—	—
Other	0.3	—	0.3

	437.8	229.5	667.3
Cost of sales	240.3	155.8	396.1

Gross margin	$197.5	$73.7	$271.2

        Assets at March 31, 2009 and December 31, 2008, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2009	$802.7	$651.7	$1,051.7	$2,506.1
December 31, 2008	$758.2	$764.1	$865.3	$2,387.6

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, and investments in auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2009 Compared to the First Quarter of 2008

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate segment are diammonium phosphate, or DAP and monoammonium phosphate, or MAP. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors. We also export nitrogen and phosphate fertilizer products.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $62.7 million in the first quarter of 2009 compared to $158.8 million in the same quarter of 2008. Our results for the first quarter of 2009 included:

  •
  a net $48.6 million pre-tax unrealized mark-to-market gain ($29.4 million after tax) on natural gas derivatives,

  •
  a $24.3 million non-cash inventory valuation charge ($14.7 million after tax) associated with our potash inventory, and

  •
  $20.0 million ($12.1 million after tax) of expenses related to merger and acquisition related activity and development of our proposed Peru project. The merger and acquisition related costs are associated with CF Holdings' proposed business combination with Terra Industries Inc. and costs associated with evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings.

    Net earnings attributable to common stockholders of $158.8 million for the first quarter of 2008 included a net $69.6 million pre-tax unrealized mark-to-market gain ($44.8 million after tax) on natural gas derivatives. There were no inventory valuation adjustments in the first quarter of 2008.

  •
  Our gross margin decreased $108.9 million to $162.3 million in the first quarter of 2009 from $271.2 million in the same quarter of 2008. The decrease in gross margin resulted mainly from higher fertilizer raw material costs, lower average phosphate selling prices, the non-cash inventory valuation charge associated with our potash inventory and lower unrealized gains from mark-to-market adjustments on natural gas derivatives.

  •
  Our net sales increased 2% to $680.6 million in the first quarter of 2009 compared to $667.3 million in the first quarter of 2008. The increase reflected higher phosphate sales volume and changes in the product mix in our nitrogen fertilizer sales, partially offset by lower average phosphate selling prices. A 3% increase in the volume of fertilizer sold during the first quarter of 2009 resulted in total sales volume of 1.79 million tons compared to 1.74 million tons sold in the comparable quarter of the prior year.

  •
  We paid cash dividends of $4.8 million in the first quarter of 2009, a decrease of $0.8 million from the first quarter of 2008 due to fewer common shares outstanding as a result of our fourth quarter 2008 share repurchase program.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

	Three months ended March 31,
	2009	2008	2009 v. 2008
	(in millions, except per share amounts)
Net sales	$680.6	$667.3	$13.3
Cost of sales	518.3	396.1	122.2

Gross margin	162.3	271.2	(108.9)
Selling, general and administrative	15.4	18.2	(2.8)
Other operating—net	23.2	1.4	21.8

Operating earnings	123.7	251.6	(127.9)
Interest expense	0.4	0.4	—
Interest income	(1.3)	(8.5)	7.2
Other non-operating—net	(0.3)	(2.7)	2.4

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	124.9	262.4	(137.5)
Income tax provision	41.2	86.8	(45.6)
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(0.7)	1.7	(2.4)

Net earnings	83.0	177.3	(94.3)
Less: Net earnings attributable to the noncontrolling interest	20.3	18.5	1.8

Net earnings attributable to common stockholders	$62.7	$158.8	$(96.1)

Diluted net earnings per share attributable to common stockholders	$1.28	$2.76	$(1.48)
Diluted weighted average common shares outstanding	49.1	57.5	(8.4)
Dividends declared per common share	$0.10	$0.10	$—

First Quarter of 2009 Compared to the First Quarter of 2008

Consolidated Operating Results

        Weak demand, high system-wide inventory levels and the typical first quarter uncertainty about the spring season characterized the domestic fertilizer market in the first quarter of 2009. Our total gross margin decreased by $108.9 million to $162.3 million for the first quarter of 2009 from $271.2 million for the same period in 2008, primarily due to higher fertilizer raw material costs, lower average phosphate selling prices, the non-cash inventory valuation charge associated with our potash inventory and lower unrealized gains from mark-to-market adjustments on natural gas derivatives. Net earnings attributable to common stockholders of $62.7 million for the first quarter of 2009 included a net pre-tax unrealized mark-to-market gain of $48.6 million ($29.4 million after tax) on natural gas derivatives, a $24.3 million non-cash inventory valuation charge ($14.7 million after tax) associated with our potash inventory and $20.0 million ($12.1 million after tax) of merger and acquisition related costs associated with our proposed business combination with Terra Industries Inc. and the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, as well as Peru project development costs. Net earnings attributable to common stockholders of $158.8 million for the first quarter of 2008 included a net pre-tax unrealized mark-to-market gain of $69.6 million ($44.8 million

CF INDUSTRIES HOLDINGS, INC.

after tax) on natural gas derivatives. There were no inventory valuation adjustments in the first quarter of 2008.

Net Sales

        Our net sales increased 2% to $680.6 million in the first quarter of 2009 from $667.3 million in the first quarter of 2008 due to higher phosphate sales volume and changes in the product mix in our nitrogen fertilizer sales, partially offset by lower average phosphate selling prices. In the first quarter of 2009, average nitrogen selling prices increased by 4% while average phosphate selling prices decreased by 13% compared to the same quarter of 2008. Our total sales volume increased by 3% in the first quarter of 2009 to 1.79 million tons compared to 1.74 million tons sold in the first quarter of the prior year. Nitrogen sales volume in the first quarter of 2009 approximated the level in the corresponding period of 2008. Our total level of phosphate sales in the first quarter of 2009 increased by 57,000 tons, or 12%, from the level sold during the same period in 2008 due primarily to higher export sales.

Cost of Sales

        Both our nitrogen and phosphate plants operated at lower production rates in the first quarter of 2009 than in the comparable prior year period which increased our cost per ton. Total cost of sales in our nitrogen segment averaged approximately $227 per ton in the first quarter of 2009 compared to $190 per ton in the same quarter of 2008. This 19% increase was due primarily to higher hedged natural gas costs on product sold from inventory, lower unrealized gains from mark-to-market adjustments on natural gas derivatives and the impact of lower production rates. Phosphate segment cost of sales averaged $439 per ton in the first quarter of 2009 compared to $331 per ton in the first quarter of the prior year, an increase of 33%, due mainly to higher raw material costs and the impact of lower production rates. Phosphate segment results for the first quarter of 2009 also included a $24.3 million non-cash inventory valuation charge associated with potash.

        During the first quarter of 2009, we sold approximately 671,000 tons of fertilizer under our Forward Pricing Program (FPP), representing approximately 37% of our total fertilizer sales volume for the quarter. In the comparable period of 2008, we sold approximately 1.3 million tons of fertilizer under this program, representing approximately 73% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $2.8 million to $15.4 million in the first quarter of 2009 from $18.2 million in the first quarter of 2008. The decrease was due primarily to lower performance-based incentive compensation and long-term stock-based compensation expense and lower corporate office expenses.

Other Operating—Net

        Other operating—net increased $21.8 million to $23.2 million in the first quarter of 2009 compared to $1.4 million in the first quarter of 2008. This increase was due primarily to $16.1 million of costs associated with our proposed business combination with Terra Industries Inc. and the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and $3.9 million of Peru project development costs.

Interest—Net

        Net interest income decreased to $0.9 million in the first quarter of 2009 from $8.1 million in the first quarter of 2008, due primarily to less interest income resulting from lower average interest rates.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        The income tax provisions recorded for the three months ended March 31, 2009 and 2008 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51, pre-tax income now includes income attributable to the noncontrolling interest (formerly known as minority interest). In our case, this represents the income of the 34% interest in CFL that we do not own. The effective tax rate for the first quarter of 2009 based on the reported tax provision of $41.2 million and reported pre-tax income of $124.9 million is 33.0%. This compares to 33.1% in the prior year comparable period. The effective tax rate for the first quarter of 2009 based on pre-tax income exclusive of the noncontrolling interest is 39.4%. This compares to 35.6% in the prior year quarter. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest is due primarily to the impact of the nondeductible costs associated with our proposed business combination with Terra Industries Inc. and the Peru project development costs. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q for additional discussion.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes in the first quarter of 2009 and 2008 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase in the first quarter of 2009 was due to improved CFL operating results.

Diluted Net Earnings Per Share Attributable to Common Stockholders and Weighted Average Diluted Common Shares Outstanding

        Diluted net earnings per share attributable to common stockholders decreased to $1.28 per share in the first quarter of 2009 from $2.76 per share in the comparable quarter of 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the fourth quarter 2008 share repurchase program.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended March 31,
	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$456.2	$437.8	$18.4
Cost of sales	286.8	240.3	46.5

Gross margin	$169.4	$197.5	$(28.1)
Gross margin percentage	37.1%	45.1%
Tons of product sold (000s)	1,265	1,266	(1)
Sales volume by product (000s)
Ammonia	133	75	58
Urea	733	650	83
UAN	397	539	(142)
Other nitrogen products	2	2	—
Average selling price per ton by product
Ammonia	$527	$428	$99
Urea	365	387	(22)
UAN	298	285	13
Cost of natural gas (per MMBtu)(1)
Donaldsonville	$8.09	$8.42	$(0.33)
Medicine Hat	5.99	7.68	(1.69)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$4.58	$8.58	$(4.00)
AECO (Alberta)	4.02	7.84	(3.82)
Depreciation and amortization	$13.0	$14.4	$(1.4)
Capital expenditures	$55.7	$11.0	$44.7
Production volume by product (000s)
Ammonia(2)(3)	677	825	(148)
Granular urea(2)	613	602	11
UAN (28%)	485	682	(197)

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, the noncontrolling interest holder of CFL.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

First Quarter of 2009 Compared to the First Quarter of 2008

        Net Sales.    Nitrogen segment net sales increased $18.4 million, or 4%, to $456.2 million in the first quarter of 2009 compared to $437.8 million in the first quarter of 2008 due primarily to higher sales volume of higher priced ammonia and urea, partially offset by lower sales volume of relatively lower

CF INDUSTRIES HOLDINGS, INC.

priced UAN. Total nitrogen sales volume of 1.27 million tons approximated the level in the corresponding period of 2008. The decline in UAN sales volume was due primarily to customer purchasing delays caused by high downstream inventories. We benefited from higher average prices for ammonia and UAN booked previously under our FPP. A build-up of downstream inventory in the fourth quarter of 2008 and a weaker international market contributed to a 6% decrease in average urea selling prices in the first quarter of 2009 compared to prices in the same period of 2008.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $227 per ton in the first quarter of 2009 compared to $190 per ton in the first quarter of 2008. The 19% increase was due primarily to higher hedged natural gas costs on product sold from inventory, lower unrealized gains from mark-to-market adjustments on natural gas derivatives and the impact of lower production rates. The total cost of sales of $227 per ton includes approximately $57 per ton for realized losses on natural gas derivatives related to natural gas consumed during the quarter as compared to approximately $4 per ton in the comparable quarter in 2008. During the first quarter of 2009, the cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility decreased versus the cost in the comparable period of 2008. We also recognized a net $48.6 million unrealized mark-to-market gain in the first quarter of 2009 compared to a net $69.6 million unrealized mark-to-market gain in the same period of 2008. This lower unrealized mark-to-market gain in the current year's first quarter increased the cost per ton between the periods.

        During the first quarter of 2009, we sold approximately 533,000 tons of nitrogen fertilizers under our Forward Pricing Program, representing approximately 42% of our nitrogen sales volume for the quarter. In the comparable period of 2008, we sold approximately 949,000 tons of nitrogen fertilizers under this program, representing approximately 75% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended March 31,
	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$224.4	$229.5	$(5.1)
Cost of sales	231.5	155.8	75.7

Gross margin	$(7.1)	$73.7	$(80.8)
Gross margin percentage	(3.2)%	32.1%
Gross margin by product
DAP/MAP	18.5	73.7	(55.2)
Potash	(25.6)	—	(25.6)
Gross margin percentage by product
DAP/MAP	8.3%	32.1%
Tons of product sold (000s)	527	470	57
Sales volume by product (000s)
DAP	445	384	61
MAP	82	86	(4)
Domestic vs. export sales of DAP/MAP (000s)
Domestic	340	389	(49)
Export	187	81	106
Average selling price per ton by product
DAP	$418	$493	$(75)
MAP	466	467	(1)
Depreciation, depletion and amortization	$8.3	$10.5	$(2.2)
Capital expenditures	$15.8	$22.3	$(6.5)
Production volume by product (000s)
Phosphate rock	568	906	(338)
Sulfuric acid	489	604	(115)
Phosphoric acid as P2O5(1)	197	243	(46)
DAP/MAP	390	473	(83)

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

First Quarter of 2009 Compared to the First Quarter of 2008

        Net Sales.    Phosphate segment net sales decreased 2% to $224.4 million in the first quarter of 2009 compared to $229.5 million in the first quarter of 2008 due to lower average selling prices partially offset by higher sales volume. Average phosphate selling prices for the first quarter 2009 decreased 13% reflecting lower realizations due to weaker demand than in the first quarter of 2008. Our total level of phosphate sales of 527,000 tons in the first quarter of 2009 was 12% higher than the comparable period in 2008 due to an increase in export sales, more than offsetting weak domestic sales, caused by the high level of inventories throughout the supply chain.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Phosphate segment cost of sales averaged $439 per ton in the first quarter of 2009 compared to $331 per ton in the same quarter of the prior year. The 33% increase was due mainly to higher sulfur and ammonia costs and the impact of lower production rates on fixed cost absorption. Although sulfur and ammonia prices declined significantly by the end of the fourth quarter 2008, inventory sold during the first quarter of 2009 included inventory produced with ammonia and sulfur purchased during the fourth quarter of 2008 at higher average prices.

        In the second half of 2008, we began staging purchased potash fertilizer in our distribution network for expected sales in the spring season of 2009. The potash results are included in the phosphate segment. During the fourth quarter of 2008 and continuing into the first quarter of 2009, phosphate and potash fertilizer selling prices declined resulting from dealers wanting to sell high priced inventory and farmers wanting fertilizer priced closer to current wholesale market prices. We have also experienced a drop in raw material input costs, including a drop in the price of both ammonia and sulfur as compared to earlier in 2008. Ammonia and sulfur are primary raw materials used in the production of phosphate based fertilizers. The decline in raw material prices has a favorable impact on operating margins as inventory production costs and resulting inventory values decline.

        At December 31, 2008, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. Net realizable values for our phosphate and potash inventories are determined considering the fertilizer pricing environment at the time, as well as our expectations of future price realizations. The inventory that was held at December 31, 2008 included inventory that was produced or purchased earlier when input costs and fertilizer prices were higher. During the first quarter of 2009, we sold through the higher cost phosphate inventory that existed at December 31, 2008 and reassessed the net realizable values of the phosphate inventory that was held at March 31, 2009. Based on this analysis, at March 31, 2009 no inventory reserves were necessary for the phosphate inventories that were held. However, based on an analysis of the expected net realizable values of our potash inventories, we recognized an additional $24.3 million inventory reserve adjustment in the first quarter of 2009 for this inventory as market prices for potash fell during the quarter. See the "Critical Accounting Policies and Estimates" in our 2008 Annual Report on Form 10-K for additional information on our accounting policies related to inventory valuation.

        During the first quarter of 2009, we sold approximately 138,000 tons of phosphate fertilizers under our Forward Pricing Program representing approximately 26% of our phosphate sales volume for the quarter. In the comparable period of 2008, we sold approximately 325,000 tons of phosphate fertilizers under this program representing approximately 69% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is from operations which includes customer advances. Our primary uses of cash are operating costs, working capital needs, capital expenditures and dividends. Our working capital requirements are affected by several factors including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

CF INDUSTRIES HOLDINGS, INC.

Cash Balances

        As of March 31, 2009, we had cash and cash equivalents of $803.8 million, short-term investments of $35.2 million and a $434.6 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program. Short-term investments held at March 31, 2009 consisted of U.S. Treasury Bills with original maturities between three and nine months that are reported at fair value. As of December 31, 2008, we had cash and cash equivalents of $625.0 million and a $347.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We hold investments in available-for-sale tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of March 31, 2009, our investments in auction rate securities were reported at their fair value of $167.6 million after reflecting a $27.8 million unrealized holding loss against a par value of $195.4 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. The underlying securities have stated maturities that range from less than one year to 39 years, with the majority of them being in the 20 to 39 year range and are guaranteed by entities affiliated with government entities. At December 31, 2008, our investments in auction rate securities totaled $177.8 million, comprised of securities supported by student loans.

        In February 2008, the market for auction rate securities began to show signs of illiquidity. Shortly thereafter, liquidity left the market and auctions began to fail. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then holders of those instruments continue to hold them and each instrument begins to carry an interest rate based upon a certain predefined formula for that particular security. Subsequent to the market slowdown for these securities, $73.1 million of our auction rate securities had been either redeemed by the issuers or sold at par value, including all of our auction rate securities that were supported by municipal bonds.

        Because auctions have continued to fail, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 5 to our unaudited consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 68% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at March 31, 2009. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to

CF INDUSTRIES HOLDINGS, INC.

work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we recorded an additional $7.0 million pre-tax charge for a total unrealized holding loss of $27.8 million against the historical cost basis of these investments at March 31, 2009. The unrealized holding loss that has been reported in other comprehensive income is included in the net $167.6 million investment balance in auction rate securities. At March 31, 2009, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points lower, the resulting holding loss would have been approximately $7.2 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

        We believe ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of the auction process or otherwise. We do not believe the current market liquidity issues regarding these securities present any operating liquidity issues for us. Our cash, cash equivalents, short-term investments, operating cash flow, and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $3.9 million as of March 31, 2009 compared to $4.1 million as of December 31, 2008.

        There were no outstanding borrowings under our $250 million credit facility as of March 31, 2009 or December 31, 2008. As of March 31, 2009 and December 31, 2008, we had $228.8 million and $220.5 million, respectively, available under our credit facility.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Unlike nitrogen fertilizer products sold under the FPP for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

        A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of March 31, 2009 and December 31, 2008, we had approximately $434.6 million and $347.8 million, respectively, in customer advances on our consolidated balance sheet. As of March 31, 2009 and December 31, 2008, we had approximately 1.2 million tons and 1.4 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months. As of March 31, 2008, we had approximately 2.6 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first three months of both 2009 and 2008, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. The lower level of forward orders as of March 31, 2009 compared to March 31, 2008 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the forward pricing program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our forward pricing program.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements with respect to our derivative instruments also contain credit-risk-related contingent features that require us to maintain minimum net worth levels and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of March 31, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $36.0 million. There was no cash collateral on deposit with counterparties for derivative contracts at March 31, 2009. If we had failed to meet all credit risk contingent thresholds as of March 31, 2009, we could have been required to post up to $36.0 million of collateral with derivative counterparties.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure of phosphogypsum stacks, we established an escrow account to meet such future obligations. We made annual contributions of $7.5 million and $6.2 million in February of 2009 and 2008, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

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

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2008 Annual Report on Form 10-K for additional information on financial assurance requirements.

Pension Funding

        As a result of the credit crisis during the later part of 2008 and continuing into 2009, an investment manager for our U.S. pension plan began implementing restrictions on full withdrawals or transfers of assets from certain mutual funds due to the fact that certain securities within these funds were illiquid. Investors seeking to liquidate their positions fully would receive a portion of the redemption in cash, and the remainder in a pro-rata distribution of the individual illiquid securities. Investors are also required to provide more advanced notice of redemptions and the ultimate settlement of the redemption could be extended depending on available liquidity. As of March 31, 2009, the fair value of our consolidated pension assets was approximately $164.8 million, of which approximately $7.3 million were invested with this particular investment manager and are illiquid. These investments have been valued in accordance with SFAS No. 157—Fair Value Measurements. The liquidity limitations have not impacted the plan's ability to make pension benefit payments nor do we expect them to limit its ability to satisfy benefit payment obligations. We expect to contribute approximately $16.3 million to our pension plans in 2009.

Other Liquidity Requirements

        The decrease in the domestic demand for fertilizer in the fourth quarter of 2008 continued into the first quarter of 2009 due to high downstream inventories and uncertain farm economics. Should this decline continue further into 2009, we may experience lower sales volume and or lower selling prices for our nitrogen, phosphate and potash fertilizers as compared to the prior year. Fertilizer application occurs seasonally and farmers can delay certain fertilizer purchases if uncertainty exists. Due to the current uncertain economic climate, certain farmers have delayed purchasing commitments. These potential declines in sales volume and selling prices could adversely affect net sales, operating earnings and cash generated by operations. In addition, such declines in sales volume could lead to greater inventory-related working capital requirements and lower plant operating rates. Lower plant operating rates can result in higher per-ton production costs. Concurrent with the decline in fertilizer selling

CF INDUSTRIES HOLDINGS, INC.

prices in the first quarter, we have experienced a drop in raw material input costs, including a significant drop in the price of both natural gas and sulfur as compared to 2008. Natural gas and sulfur are primary raw materials used in the production of nitrogen and phosphate based fertilizers, respectively. Decreases in raw material costs have a favorable impact on inventory production costs.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first three months of 2009 of $292.3 million approximated the amount generated in the same period of 2008 as cash generated by a decline in working capital essentially offset the impact of lower net earnings in the first quarter of 2009. During the first three months of 2009, the cash generated from working capital changes was due primarily to a $134.0 million decrease in inventories and an $86.8 million seasonal increase in customer advances. The decrease in inventories, primarily related to phosphate inventories, reflected lower per unit costs as well as lower quantities on hand at March 31, 2009 compared to December 31, 2008. Of the decrease in phosphate inventories, approximately 55% was due to lower quantities held and approximately 45% was due to lower per-unit manufacturing costs.

Investing Activities

        Net cash used in investing activities was $108.6 million for the first quarter of 2009 compared to $187.1 million of net cash generated in the first quarter of 2008. The $295.7 million increase in cash used in investing activities was due primarily to net purchases of investment securities of $32.0 million during the first three months of 2009 as compared to $226.0 million of net sales of investment securities during the same period of 2008. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning investment securities. Cash expended for the purchase of property, plant and equipment increased by $37.9 million in the first three months of 2009 to $71.9 million. As previously discussed, we made annual contributions of $7.5 million in February of 2009 and $6.2 million in February of 2008 to our asset retirement obligation escrow account.

Financing Activities

        Net cash used in financing activities was $4.5 million in the first three months of 2009 compared to net cash provided by financing activities of $1.2 million for the same period of 2008. The $5.7 million increase in cash used in financing activities was due primarily to the net activity related to stock-based compensation, partially offset by lower dividends paid on common stock.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2009:

	Remainder of 2009	2010	2011	2012	2013	After 2013	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	3.9	—	—	—	—	—	3.9
Interest payments on long-term debt and notes payable(1)	0.1	—	—	—	—	—	0.1
Other Obligations
Operating leases	24.9	27.4	11.7	7.4	4.5	11.2	87.1
Equipment purchases and plant improvements(3)	67.5	25.8	12.7	18.7	—	—	124.7
Transportation(4)	55.5	39.2	14.8	15.2	15.7	207.1	347.5
Purchase obligations(5)(6)(7)	117.4	152.8	87.7	1.7	0.9	3.0	363.5
Keytrade Commerical Agreement(8)	2.1	2.8	2.8	2.1	—	—	9.8
Contributions to Pension Plans(9)	16.3	—	—	—	—	—	16.3

Total(10)	$287.7	$248.0	$129.7	$45.1	$21.1	$221.3	$952.9

(1)
Based on debt balances and interest rates as of March 31, 2009.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes minimum commitments associated with project development activities for a proposed nitrogen complex in Peru.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2009 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at March 31, 2009. Also includes minimum commitments to purchase ammonia and urea for resale and commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of March 31, 2009 and actual prices may differ.

(6)
Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(7)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

CF INDUSTRIES HOLDINGS, INC.

(8)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(9)
Represents the contributions we expect to make to our pension plans in 2009. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(10)
Excludes $88.7 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 12 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and a corporate office lease. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 24 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2008 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates during the first quarter of 2009.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income

CF INDUSTRIES HOLDINGS, INC.

    statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 as of January 1, 2009. For additional information, see Note 4—Canadian Fertilizers Limited.

  •
  SFAS No. 141(R)—Business Combinations. This Statement applies to business combinations other than joint ventures, asset acquisitions, businesses under common control and not-for-profit organizations. It requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. This Statement also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. This Statement also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 141(R)-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies SFAS No. 141(R) to require an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This FSP also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This FSP was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 6—Net Earnings Per Share.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The adoption of this EITF Issue did not have a significant impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Recently Issued Pronouncements

  •
  FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157—Fair Value Measurements when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The FSP is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact of this FSP on our consolidated financial statements.

  •
  FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes the requirements for recognizing other-than-temporary impairments for debt securities, changes the triggering event that is used to assess the collectibility of future cash flows when assessing for impairment, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This guidance specifies that if a company does not have the intent or need to sell a debt security prior to recovery the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009. We have not yet determined the impact of this FSP on our consolidated financial statements.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our 2008 Annual Report on Form 10-K. Such factors include, among others:

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

  •
  loss of key members of management and professional staff;

  •
  the international credit crisis and global recession; and

  •
  credit losses from counterparties to our natural gas swap contracts due to the credit and economic crisis.

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in the valuation of our investments, interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2008 Annual Report on Form 10-K for additional information on market risk.

Investments in Auction Rate Securities

        As of March 31, 2009, we had $167.6 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5 and Note 10 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we recorded an additional $7.0 million pre-tax charge during the first quarter of 2009 for a total unrealized holding loss of $27.8 million against the historical cost basis of these investments at March 31, 2009. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $167.6 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.2 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $2.0 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of March 31, 2009, we had notes payable of approximately $3.9 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $39,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of March 31, 2009, there were no borrowings under this facility.

        As of March 31, 2009 we had short-term investments of $35.2 million consisting primarily of available for sale U.S. Treasury Bills with original maturity dates between three and nine months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $352,000 change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of March 31, 2009. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate sales not made under our Forward Pricing Program are sensitive to changes in nitrogen and phosphate prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (28%) by approximately $33, $22 and $12, respectively.

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

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

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

        As of March 31, 2009 and December 31, 2008, we had open derivative contracts for 8.6 million MMBtus and 16.7 million MMBtus, respectively, of natural gas, a substantial portion of which related to sales that had been contracted to be sold through our Forward Pricing Program. For the quarter ended March 31, 2009, we used derivatives to cover approximately 44% of our natural gas consumption at Donaldsonville and approximately 51% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $8.6 million.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In February and March 2009, three purported shareholders of the Company filed putative class action lawsuits against the Company and the members of its Board of Directors alleging, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the proposed acquisition by Agrium Inc. of CF Holdings. Two of these actions—one captioned Plumbers & Steamfitters Local 373 Pension Fund v. CF Industries Holdings, Inc., which was filed on February 26, 2009, and the other captioned Operating Engineers Local 825 Pension Fund v. CF Industries Holdings, Inc., which was filed on March 12, 2009—were initiated in the Delaware Court of Chancery, and on March 17, 2009, the court consolidated these lawsuits into a single action captioned In re CF Industries Shareholder Litigation. The consolidated Delaware action remains pending, and the parties presently are engaged in the discovery process. A third action captioned Gallagher v. CF Industries Holdings,  Inc. was filed in the Circuit Court of Lake County, Illinois on February 27, 2009. The Company moved to dismiss the Illinois complaint on the basis that the Delaware consolidated action concerns identical issues. This motion to dismiss is pending. Each of the suits seek, among other things, to enjoin the Company's proposed business combination with Terra Industries Inc. unless and until the Company considers other strategic alternatives to maximize the Company's value. The Company and the Board of Directors believe that these suits are without merit and intend to vigorously defend their positions in these matters.

ITEM 1A.    RISK FACTORS

        Our business is subject to a number of risks. In addition to the factors discussed in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, you should consider the following risks. If any of the events contemplated by such risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

The international credit crisis and global recession may impact our business

        In the later part of 2008, the international credit crisis and global recession worsened. While U.S. farm level liquidity is generally strong, the broader global liquidity crisis has affected demand for fertilizer overseas, especially in Latin America. In the latter part of 2008 and into 2009, we experienced declining demand and falling prices for some of our products. At the same time, the general downturn in economic activity has also reduced industrial production in the U.S., which has in turn reduced demand and pricing for natural gas, the primary raw material used in the production of nitrogen products. Similarly, industry-wide reductions in the production of phosphate fertilizers have reduced the demand and pricing of sulfur, thereby reducing the cost to produce phosphate products. The cost to transport fertilizer products internationally has also dropped as global economic activity has reduced the demand for these services. Reductions in international freight reduce the cost of transporting foreign produced nitrogen into our North American markets but also make exports to overseas markets generally more favorable. In light of these varied and sometimes offsetting effects, the overall impact of the global economic conditions on our business is difficult to predict and could be adverse.

CF INDUSTRIES HOLDINGS, INC.

The credit and economic crisis could expose us to credit losses from counterparties to our natural gas swap contracts

        We utilize natural gas swaps to hedge the price changes of natural gas, the principal raw material used in the production of nitrogen based fertilizers. At the end of March 2009, natural gas prices had declined from higher levels experienced in 2008 and the net position of our natural gas derivative portfolio was an unrealized loss of approximately $36.0 million. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. The current credit and economic crisis has impacted a number of financial institutions, some of which participate as counterparties to our natural gas swaps. Given the net unrealized loss in our derivative portfolio, we are not currently exposed to credit loss of any derivative counterparty. However, we continuously monitor the swap portfolio and credit quality of our counterparties and adjust the level of activity we conduct with any one counterparty based on changes in these factors. When our derivatives are in a net asset position, we are exposed to credit loss from nonperformance by the counterparty. We mitigate this risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Our 2009 annual meeting of stockholders was held on April 21, 2009, for the purpose of (1) electing three members of the Board of Directors to serve until the 2012 annual meeting of stockholders, (2) ratifying the selection of KPMG LLP as our independent registered public accounting firm for 2009 and (3) approving our 2009 Equity and Incentive Plan.

        The Company's Board of Directors currently consists of eight directors and is divided into three classes. There are three directors in class I, two directors in class II, and three directors in class III. At the 2009 annual meeting of stockholders, the following persons were elected to the Board of Directors as class I directors:

	Number of Votes
Nominee	For	Withheld
Stephen A. Furbacher	32,284,430	6,941,427
David R. Harvey	32,133,599	7,092,258
John D. Johnson	30,348,667	8,877,190

        The current terms of the class I, class II, and class III directors will expire at our annual meetings of stockholders in 2012, 2010, and 2011, respectively. Set forth below are the names and classes of the other members of the Board of Directors:

Name	Position	Class
Stephen R. Wilson	Chairman of the Board, President and CEO	III
Robert C. Arzbaecher	Director	II
Wallace W. Creek	Director	III
William Davisson	Director	III
Edward A. Schmitt	Director	II

        The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the year 2009 with 39,091,816 votes cast for ratification, 79,625 votes cast against ratification and 54,416 abstentions.

CF INDUSTRIES HOLDINGS, INC.

        The stockholders approved our 2009 Equity and Incentive Plan with 29,483,630 votes cast for approval, 5,471,087 votes cast against approval, 4,206,020 broker non-votes and 65,120 abstentions.

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

CF Industries Holdings, Inc.
Date: April 30, 2009	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: April 30, 2009	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)
10.2
Change in Control Severance Agreement, effective as of August 1, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)
10.3
Consulting Assignment, dated as of March 31, 2009, between CF Industries, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 3, 2009, File No. 001-32597)
10.4
Termination Agreement and Release, dated as of March 31, 2009, between CF Industries, Inc. and David J. Pruett (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 3, 2009, File No. 001-32597)
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