Form 10-Q
period 2009-06-30
CF Industries Holdings, Inc.
filed 2009-08-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        48,456,310 shares of the registrant's common stock, $0.01 par value per share, were outstanding at June 30, 2009.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net sales	$991.0	$1,161.0	$1,671.6	$1,828.3
Cost of sales	564.0	691.1	1,082.3	1,087.2

Gross margin	427.0	469.9	589.3	741.1
Selling, general and administrative	16.5	18.1	31.9	36.3
Other operating—net	15.3	(0.3)	38.5	1.1

Operating earnings	395.2	452.1	518.9	703.7
Interest expense	0.3	0.4	0.7	0.8
Interest income	(0.7)	(6.6)	(2.0)	(15.1)
Other non-operating—net	(0.1)	(2.1)	(0.4)	(4.8)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	395.7	460.4	520.6	722.8
Income tax provision	146.8	159.9	188.0	246.7
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(0.7)	7.2	(1.4)	8.9

Net earnings	248.2	307.7	331.2	485.0
Less: Net earnings attributable to the noncontrolling interest	35.2	19.1	55.5	37.6

Net earnings attributable to common stockholders	$213.0	$288.6	$275.7	$447.4

Net earnings per share attributable to common stockholders:
Basic	$4.40	$5.11	$5.69	$7.94

Diluted	$4.33	$5.01	$5.61	$7.78

Weighted average common shares outstanding:
Basic	48.4	56.4	48.4	56.4

Diluted	49.2	57.6	49.2	57.5

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Net earnings	$248.2	$307.7	$331.2	$485.0
Other comprehensive income (loss):
Foreign currency translation adjustment	3.8	0.1	2.3	(1.3)
Defined benefit plans—net of taxes	0.3	0.4	0.8	0.8
Unrealized gain (loss) on securities—net of taxes	11.8	(1.2)	7.0	(7.2)

	15.9	(0.7)	10.1	(7.7)

Comprehensive income	264.1	307.0	341.3	477.3
Less: Comprehensive income attributable to the noncontrolling interest	36.9	19.2	56.5	37.0

Comprehensive income attributable to common stockholders	$227.2	$287.8	$284.8	$440.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$816.1	$625.0
Short-term investments	105.1	—
Accounts receivable	137.9	175.1
Inventories—net	213.9	588.6
Prepaid income taxes	—	26.3
Other	11.4	18.2

Total current assets	1,284.4	1,433.2
Property, plant and equipment—net	738.5	661.9
Goodwill	0.9	0.9
Asset retirement obligation escrow account	36.5	28.8
Investments in and advances to unconsolidated affiliates	43.4	44.8
Investments in auction rate securities	136.6	177.8
Other assets	39.1	40.2

Total assets	$2,279.4	$2,387.6

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$175.6	$207.9
Income taxes payable	23.1	14.1
Customer advances	70.9	347.8
Notes payable	4.2	4.1
Deferred income taxes	31.4	52.1
Distributions payable to noncontrolling interest	—	106.0
Other	4.3	86.1

Total current liabilities	309.5	818.1

Deferred income taxes	77.7	6.2
Other noncurrent liabilities	202.5	212.6
Contingencies (Note 19)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2009—48,456,310 and 2008—48,391,584 shares issued and outstanding	0.5	0.5
Paid-in capital	714.4	709.4
Retained earnings	969.5	703.4
Accumulated other comprehensive loss	(66.1)	(75.2)

Total stockholders' equity	1,618.3	1,338.1
Noncontrolling interest	71.4	12.6

Total equity	1,689.7	1,350.7

Total liabilities and equity	$2,279.4	$2,387.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	(in millions)
Operating Activities:
Net earnings	$331.2	$485.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	46.3	51.4
Deferred income taxes	45.6	39.7
Stock compensation expense	3.0	4.5
Excess tax benefit from stock-based compensation	(0.9)	(10.2)
Unrealized gain on derivatives	(82.9)	(152.8)
Inventory valuation allowance	(32.0)	—
Loss (gain) on disposal of property, plant and equipment	0.8	(1.6)
Equity in losses (earnings) of unconsolidated affiliates—net of taxes	1.4	(8.9)
Changes in:
Accounts receivable	40.4	(28.2)
Margin deposits	11.3	(3.4)
Inventories	407.1	(137.4)
Prepaid product and expenses	(3.6)	(8.1)
Accrued income taxes	36.5	111.3
Accounts payable and accrued expenses	(32.3)	70.5
Product exchanges—net	0.1	(4.9)
Customer advances—net	(276.9)	107.6
Other—net	(7.9)	2.0

Net cash provided by operating activities	487.2	516.5

Investing Activities:
Additions to property, plant and equipment	(126.9)	(72.8)
Proceeds from the sale of property, plant and equipment	5.3	2.5
Purchases of investment securities	(105.0)	(354.7)
Sales and maturities of investment securities	52.4	378.6
Deposit to asset retirement obligation escrow account	(7.5)	(6.2)
Other—net	—	1.2

Net cash used in investing activities	(181.7)	(51.4)

Financing Activities:
Dividends paid on common stock	(9.6)	(11.3)
Distributions to noncontrolling interest	(112.3)	(28.4)
Issuances of common stock under employee stock plans	1.1	4.0
Excess tax benefit from stock-based compensation	0.9	10.2

Net cash used in financing activities	(119.9)	(25.5)

Effect of exchange rate changes on cash and cash equivalents	5.5	(0.3)

Increase in cash and cash equivalents	191.1	439.3
Cash and cash equivalents at beginning of period	625.0	366.5

Cash and cash equivalents at end of period	$816.1	$805.8

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

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2008, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. Subsequent events have been evaluated through the date these financial statements were issued and filed with the Securities and Exchange Commission (SEC). The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our annual consolidated financial statements. Our Annual Report on Form 10-K was filed with the SEC on February 26, 2009. Effective January 1, 2009, we were required to adopt Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160) and FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP No. EITF 03-6-1). Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 from the 2008 Form 10-K, which have been revised to reflect the retrospective application of SFAS No. 160 and FSP No. EITF 03-6-1, were filed in a Form 8-K with the SEC on May 28, 2009.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, the timing and ultimate settlement costs of asset retirement obligations, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Current Report on Form 8-K, filed with the SEC on May 28, 2009.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 as of January 1, 2009. For additional information, see Note 4—Canadian Fertilizers Limited.

  •
  SFAS No. 141(R)—Business Combinations. This Statement requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this Statement requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

    contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement expands the disclosure requirements for derivative instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement was effective for the Company beginning January 1, 2009. The adoption of this Statement did not have a material impact on our consolidated financial statements. See Note 16—Derivative Financial Instruments.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128—Earnings Per Share for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this guidance did not have a material impact on our consolidated financial statements.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  EITF Issue No. 07-1—Accounting for Collaborative Arrangements. This EITF Issue defines collaborative arrangements as a contractual arrangement that involves a joint operating activity, and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes income statement presentation and classification requirements for joint operating activities and payments between participants, as well as disclosures related to these arrangements. EITF 07-1 was effective for the Company beginning January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157—Fair Value Measurements when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable

CF INDUSTRIES HOLDINGS, INC.

    transactions or quoted market prices may be necessary in determining the value of the asset. The FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This guidance specifies that if a company does not have the intent or need to sell a debt security prior to recovery the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements. See Note 10—Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities.

  •
  FSP No. 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments, whether recognized or not recognized, in interim financial statements as well as in annual financial statements. The fair value information is to be presented together with the related carrying amount in a form that makes it clear whether the financial instruments are assets or liabilities. The company also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  SFAS No. 165—Subsequent Events. This Statement provides guidance on the recognition and disclosure of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure, the circumstances under which events or transactions occurring after the balance sheet date should be recognized, and the required disclosures of those events or transactions that occur after the balance sheet date. The statement is effective for interim or annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

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

  •
  SFAS No. 166—Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140 to remove the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46(R) to variable interest entities that are qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a

CF INDUSTRIES HOLDINGS, INC.

    transferor's continuing involvement in financial assets. The statement is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 167—Amendments to FASB Interpretation No. 46(R). This Statement changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The statement also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The statement is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This Statement establishes the Codification generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Codification is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The statement is effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing US GAAP, it is not expected to impact our consolidated financial statements except for changing our accounting standard references.

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

        CFL's sales revenue for the three and six months ended June 30, 2009 was $151.7 million and $272.6 million, respectively, and for the three and six months ended June 30, 2008 was $186.8 million and $305.4 million, respectively. CFL's assets and liabilities at June 30, 2009 were $245.5 million and $202.4 million, respectively, and at December 31, 2008 were $375.2 million and $334.1 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as noncontrolling interest in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. Amounts reported as noncontrolling interest on our consolidated balance sheet represent the interests of Viterra and the holders of 17% of CFL's common shares. Amounts reported as distributions payable to noncontrolling interest represent Viterra's share of CFL's distributed net earnings that have yet to be paid. A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interest on our consolidated balance sheet is as follows:

	Six months ended June 30,
	2009	2008
	(in millions)
Noncontrolling interest
Beginning balance	$12.6	$17.3
Earnings attributable to noncontrolling interest	55.5	37.6
Declaration of distributions payable	—	—
Effect of exchange rate changes	3.3	(1.1)

Ending balance	$71.4	$53.8

Distributions payable to noncontrolling interest
Beginning balance	$106.0	$57.6
Declaration of distributions payable	—	—
Distributions to noncontrolling interest	(112.3)	(28.4)
Effect of exchange rate changes	6.3	(1.1)

Ending balance	$—	$28.1

        Because the Canadian dollar is CFL's functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

CF INDUSTRIES HOLDINGS, INC.

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

	Balance as of June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Available-for-sale short-term investments	$105.1	$105.1	$—	$—
Unrealized gains on natural gas derivatives	1.5	—	1.5	—
Asset retirement obligation escrow account	36.5	36.5	—	—
Investments in auction rate securities	136.6	—	—	136.6
Nonqualified employee benefit trust	7.7	7.7	—	—

Total assets at fair value	$287.4	$149.3	$1.5	$136.6

Unrealized losses on natural gas derivatives	$3.2	$—	$3.2	$—

Total liabilities at fair value	$3.2	$—	$3.2	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

  •
  Short-term Investments—As of June 30, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and nine months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 10—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities for additional information.

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

  •
  Asset Retirement Obligation Escrow Account—We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset

CF INDUSTRIES HOLDINGS, INC.

    Value (NAV) of the investments. See Note 14—Asset Retirement Obligations for additional information. The fair value of this account approximates its cost basis.

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

  •
  Nonqualified Employee Benefit Trust—We maintain a trust associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair value of the trust is based on daily quoted prices representing the NAV of the investments. The nonqualified employee benefit trust had a cost basis of $9.7 million at June 30, 2009 and $10.5 million at December 31, 2008.

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2009	$177.8
Sales and redemptions	(52.4)
Unrealized gains included in other comprehensive income	11.2

Fair value, June 30, 2009	$136.6

6.     Net Earnings Per Share

        We adopted FSP EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities effective January 1, 2009 with retrospective adjustment to previously reported earning per share (EPS) data for comparative purposes. This FSP applies to the calculation of EPS under SFAS No. 128—Earnings Per Share for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included

CF INDUSTRIES HOLDINGS, INC.

in the computation of EPS pursuant to the two-class method. The adoption of this FSP did not have a material impact on our consolidated financial statements.

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$213.0	$288.6	$275.7	$447.4

Basic earnings per common share:
Weighted average common shares outstanding	48.4	56.4	48.4	56.4

Net earnings attributable to common stockholders	$4.40	$5.11	$5.69	$7.94

Diluted earnings per common share:
Weighted average common shares outstanding	48.4	56.4	48.4	56.4
Dilutive common shares:
Stock options	0.8	1.2	0.8	1.1

Diluted weighted average shares outstanding	49.2	57.6	49.2	57.5

Net earnings attributable to common stockholders	$4.33	$5.01	$5.61	$7.78

        For the three and six months ended June 30, 2009, the computation of diluted earnings per share excludes approximately 0.1 million and 0.2 million, respectively, potentially dilutive stock options because the effect of their inclusion would be antidilutive in accordance with SFAS No. 128.

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

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$1.6	$1.7	$3.1	$3.3
Interest cost on projected benefit obligation	4.0	3.6	8.0	7.2
Expected return on plan assets	(4.2)	(4.1)	(8.0)	(8.1)
Amortization of actuarial loss	0.3	0.2	0.7	0.3

Net periodic benefit cost	$1.7	$1.4	$3.8	$2.7

Retiree Medical
Service cost for benefits earned during the period	$0.5	$0.4	$0.9	$1.4
Interest cost on projected benefit obligation	0.6	0.5	1.2	1.0
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.1	0.2	0.1	0.2

Net periodic benefit cost	$1.3	$1.2	$2.4	$2.8

        Our 2009 consolidated pension funding contributions are estimated to be approximately $20 million, of which approximately $16 million was funded in the first six months of 2009.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and six months ended June 30, 2009 and 2008 was insignificant.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Bartow costs	$0.9	$1.1	$1.9	$2.3
Fixed asset disposals	(0.9)	(1.7)	0.8	(1.7)
Business combination costs	8.1	—	24.2	—
Peru project development costs	6.3	—	10.2	—
Other	0.9	0.3	1.4	0.5

	$15.3	$(0.3)	$38.5	$1.1

        For the three and six months ended June 30, 2009, business combination costs are associated with our proposed business combination with Terra Industries Inc. and with evaluating and responding to Agrium Inc.'s proposed acquisition of CF Industries Holdings, Inc.

9.     Income Taxes

        The income tax provisions recorded for the six months ended June 30, 2009 and 2008 were determined in accordance with the requirements of APB Opinion No. 28—Interim Financial Reporting,

CF INDUSTRIES HOLDINGS, INC.

FIN No. 18—Accounting for Income Taxes in Interim Periods, SFAS No. 109—Accounting for Income Taxes, and FIN No. 48—Accounting for Uncertainty in Income Taxes.

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

        In the first quarter of 2009, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased from $74.6 million at December 31, 2008 to $88.7 million at June 30, 2009.

        See Note 12—Income Taxes, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on May 28, 2009 for additional information concerning these unrecognized tax benefits.

10.   Cash and Cash Equivalents, Short-Term Investments and Investments in Auction Rate Securities

        Our cash and cash equivalents, short-term investments and investments in auction rate securities consist of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Cash	$33.5	$49.4
Cash equivalents:
Federal government obligations	776.8	562.6
Other debt securities	5.8	13.0

Total cash and cash equivalents	$816.1	$625.0

Short-term investments:
Federal government obligations	$105.1	$—

Noncurrent investments in auction rate securities:
Tax-exempt auction rate securities	$136.6	$177.8

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

Cash and Cash Equivalents

        At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $816.1 million and $625.0 million, respectively, consisting primarily of U.S. Treasury Bills and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        As of June 30, 2009, our short-term investments of $105.1 million consisted of available-for-sale U.S. Treasury Bills with original maturities between three and nine months. Our short-term investments are recorded at fair value, which approximates our cost basis.

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

        During the first half of 2009, $52.4 million of our auction rate securities were either redeemed by the issuer or sold at par value. Therefore, as of June 30, 2009, our remaining investments in available-for-sale tax-exempt auction rate securities were reported at a fair value of $136.6 million after reflecting a $9.6 million net unrealized holding loss against a cost basis (par value) of $146.2 million. As of December 31, 2008, our investments in available-for-sale tax exempt auction rate securities were reported at a fair value of $177.8 after reflecting a $20.8 million net unrealizable holding loss against a cost basis of $198.6 million.

        On June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2—Recognition and presentation of Other-Than-Temporary Impairments, which outlines the requirements for assessing impairments of certain securities. We currently intend to hold our auction rate securities until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our current amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income.

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

CF INDUSTRIES HOLDINGS, INC.

The securities underlying our investment in auction rate securities have maturities that range up to 39 years. As of June 30, 2009, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$5.0
1 year up to 20 years	9.6
20 years up to 30 years	50.4
30 years up to 40 years	71.6

$136.6

        For additional information on our investments in auction rate securities, see Note 5—Fair Value Measurements.

11.   Inventories

        Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Fertilizer	$171.1	$526.2
Raw materials, spare parts and supplies	42.8	62.4

	$213.9	$588.6

        At June 30, 2009, fertilizer inventories are net of a $25.0 million valuation allowance, as the carrying cost of our potash inventories exceeded net realizable values. At December 31, 2008, fertilizer inventories were net of a $57.0 million valuation allowance related to our phosphate and potash inventories.

12.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Land	$36.4	$31.8
Mineral properties	193.0	193.0
Manufacturing plants and equipment	2,061.3	1,987.4
Distribution facilities and other	225.0	220.8
Construction in progress	116.2	74.9

	2,631.9	2,507.9
Less: Accumulated depreciation, depletion and amortization	1,893.4	1,846.0

	$738.5	$661.9

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods, as outlined in FASB Staff Position No. AUG AIR-1—Accounting for Planned Major Maintenance Activities. Under the deferral method, expenditures related to turnarounds are capitalized

CF INDUSTRIES HOLDINGS, INC.

into property, plant and equipment when incurred and are included in the table above in the line entitled, "Manufacturing plants and equipment." If we had used the direct expense method, turnaround costs would be expensed as incurred. Turnaround costs are classified as investing activities in the consolidated statements of cash flows and reported in the line entitled, "Additions to property, plant and equipment." The following is a summary of plant turnaround activity for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
	(in millions)
Net capitalized turnaround costs at beginning of the period	$40.6	$47.7
Additions	22.0	12.9
Depreciation	(12.8)	(10.9)
Effect of exchange rate changes	0.4	(0.4)

Net capitalized turnaround costs at end of the period	$50.2	$49.3

        Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

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

        Our investment in and advances to Keytrade consist of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Equity investment in Keytrade	$31.0	$32.4
Advances to Keytrade	12.4	12.4

	$43.4	$44.8

        For the three months ended June 30, 2009 and 2008, we recognized in our consolidated statements of operations equity in earnings (loss) of Keytrade of ($0.7) million and $7.2 million, respectively, and for the six months ended June 30, 2009 and 2008 of ($1.4) million and $8.9 million, respectively. At June 30, 2009, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $4.5 million.

CF INDUSTRIES HOLDINGS, INC.

        The advances to Keytrade are subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. For the six months ended June 30, 2009 and 2008, we recognized interest income on advances to Keytrade of $0.2 million and $0.3 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

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

        The changes in our AROs from December 31, 2008 to June 30, 2009 are summarized below:

(in millions)
Obligation at December 31, 2008	$100.7
Accretion expense	3.8
Liabilities incurred	0.8
Expenditures	(3.6)
Changes in estimate	0.1

Obligation at June 30, 2009	$101.8

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Additional asset retirement obligations may be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Current portion	$10.6	$11.2
Noncurrent portion	91.2	89.5

	$101.8	$100.7

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarter of 2009 and 2008, we made annual contributions of $7.5 million and $6.2 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection in order to comply with Florida's regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems.

CF INDUSTRIES HOLDINGS, INC.

Over the next seven years, we expect to contribute between $3 million and $7 million annually based upon the required funding formula as defined in the regulations and an assumed rate of return of 2% on invested funds. Our estimate of the amount that will have accumulated in the account by the year 2016, including interest earned on invested funds, is approximately $77 million. After 2016, contributions to the fund are estimated to average approximately $5 million annually for the following 17 years. The balance in the account is estimated to reach approximately $210 million by 2033. The required balance in the account is based on predetermined funding requirements as prescribed by the State of Florida. No expense is recognized upon the funding of the account; therefore, contributions to the account differ from amounts recognized as expense in our financial statements. Ultimately, the cash in the account will be used to fund settlement of the AROs. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheet.

        We will also be required to demonstrate financial assurance for reclamation and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

15.   Credit Agreement and Notes Payable

Credit Agreement

        Our senior secured revolving credit facility (the credit facility) with a bank syndicate led by JPMorgan Chase provides CF Industries, Inc. with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana. For additional information on the credit facility, refer to Note 23—Credit Agreement, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on May 28, 2009. As of June 30, 2009, there was $205.7 million of available credit and no borrowings outstanding under the credit facility.

Notes Payable

        From time to time, CFL receives advances from us and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2009 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates fair value. These notes are classified in current liabilities on the consolidated balance sheet as of June 30, 2009.

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

CF INDUSTRIES HOLDINGS, INC.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Realized gains (losses)	$(36.4)	$53.9	$(108.1)	$48.9
Unrealized mark-to-market gains	34.3	83.2	82.9	152.8

Net derivative gains (losses)	$(2.1)	$137.1	$(25.2)	$201.7

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	June 30, 2009	December 31, 2008
	(in millions)
Unrealized gains in other current assets	$1.5	$0.7
Unrealized losses in other current liabilities	(3.2)	(85.3)

Net unrealized derivative gains (losses)	$(1.7)	$(84.6)

        As of June 30, 2009 and December 31, 2008, we had open derivative contracts for 10.7 million MMBtus and 16.7 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2009, we used derivatives to cover approximately 38% of our natural gas consumption at Donaldsonville and approximately 46% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. As of June 30, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $0.5 million. We control our credit risk through the use

CF INDUSTRIES HOLDINGS, INC.

of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

        As of June 30, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $2.2 million. There was no cash collateral on deposit with counterparties for derivative contracts at June 30, 2009. If we had failed to meet all credit risk contingent thresholds as of June 30, 2009, we could have been required to post up to $2.2 million of collateral with derivative counterparties.

17.   Stock-Based Compensation

2009 Equity and Incentive Plan

        On April 21, 2009, our shareholders approved the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (Plan) which replaced the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (2005 Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the Plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan shall be the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under the 2005 Plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At June 30, 2009, we had 3.9 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

Awards

        Awards granted under the Plan are accounted for in accordance with SFAS No. 123R—Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. We estimate the fair value of each stock option award using the Black-Scholes option valuation model. The fair value of a restricted stock award is equal to the closing market price of our common stock on the date of grant.

CF INDUSTRIES HOLDINGS, INC.

        At June 30, 2009, we had 1.7 million stock options outstanding with an aggregate intrinsic value of $87.4 million. At December 31, 2008, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $49.1 million. During the three months ended June 30, 2009, we granted 3,800 stock options and 1,400 shares of restricted stock to employees and 6,776 shares of restricted stock to non-management members of our Board of Directors under the Plan. The weighted-average grant-date fair value per share for stock options and restricted stock awards granted during the three months ended June 30, 2009 was $49.10 and $69.35, respectively. There were no stock options or shares of restricted stock granted during the three months ended March 31, 2009.

        Compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in millions)
Stock-based compensation expense	$1.6	$2.2	$3.0	$4.5
Income tax benefit	(0.6)	(0.8)	(1.1)	(1.7)

Stock-based compensation expense, net of income taxes	$1.0	$1.4	$1.9	$2.8

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $6.2 million as of June 30, 2009, which will be recognized as expense over a weighted-average period of 1.9 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $2.8 million as of June 30, 2009, which will be recognized as expense over a weighted-average period of 1.7 years.

        During the three months ended June 30, 2009, less than 0.1 million stock options were exercised with a pre-tax intrinsic value of $2.8 million. During the six months ended June 30, 2009, 0.1 million stock options were exercised with a pre-tax intrinsic value of $3.1 million. Cash received from stock option exercises for the three and six months ended June 30, 2009 was $0.9 million and $1.1 million, respectively. At June 30, 2009, 1.4 million stock options were exercisable with an aggregate intrinsic value of $78.7 million. At December 31, 2008, 1.4 million stock options were exercisable with an intrinsic value of $44.3 million.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three and six months ended June 30, 2009 were $0.8 million and $0.9 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

18.   Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding gain on securities	—	11.4	—	11.4
Reclassification to earnings	—	(0.2)	1.3	1.1
Deferred taxes and other changes	1.3	(4.3)	(0.4)	(3.4)

Balance at June 30, 2009	$(3.1)	$(7.1)	$(55.9)	$(66.1)

Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(12.1)	—	(12.1)
Reclassification to earnings	—	0.5	1.0	1.5
Deferred taxes and other changes	(0.7)	4.4	(0.2)	3.5

Balance at June 30, 2008	$0.3	$(6.7)	$(21.9)	$(28.3)

        The pre-tax unrealized holding gain on securities of $11.4 million during the six months ended June 30, 2009 and the pre-tax unrealized holding loss on securities of $12.1 million during the six months ended June 30, 2008 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities, see Note 5—Fair Value Measurements and Note 10—Cash and Cash Equivalents, Short-term Investments and Investments in Auction Rate Securities.

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

CF INDUSTRIES HOLDINGS, INC.

proceedings have been resolved through settlements. It is not known at this time whether the EPA will initiate enforcement with respect to the Plant City facility.

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided initial informational responses to the agency's inquiry on May 14 and May 29, 2009. The EPA has not yet responded to the Company's submittals.

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

CF INDUSTRIES HOLDINGS, INC.

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

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. The Company has completed the submittal of all requested information. It is not known at this time whether the EPA will initiate enforcement with respect to the Donaldsonville facility.

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

Other Matters

        In March 2009, purported shareholders of the Company filed in the Delaware Court of Chancery a consolidated putative class action complaint, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors alleging, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the proposed acquisition by Agrium Inc. of CF Holdings. Among other things, this suit seeks to enjoin the Company's proposed business combination with Terra Industries Inc. unless and until the Company considers other strategic alternatives to maximize the Company's value. The action remains pending, and the parties presently are engaged in the discovery process. The Company and the Board of Directors believe that this suit is without merit, and intend to vigorously defend their positions in this matter. Currently we cannot determine if the ultimate outcome of these lawsuits will have a material impact on the Company's financial position, results of operations or cash flows. A similar action captioned Gallagher v. CF Industries Holdings, Inc. was filed in the Circuit Court of Lake County, Illinois on February 27, 2009. Pursuant to a motion to dismiss filed by CF in light of the nearly identical litigation pending in Delaware, the court on May 19, 2009, entered an order dismissing the Gallagher case with prejudice. The plaintiff filed a notice of his plan to appeal the court's decision, but subsequently moved to dismiss the appeal, which the court granted.

CF INDUSTRIES HOLDINGS, INC.

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

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2009 and 2008 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2009
Net sales
Ammonia	$335.0	$—	$335.0
Urea	211.0	—	211.0
UAN	205.5	—	205.5
DAP	—	142.7	142.7
MAP	—	34.3	34.3
Potash	—	59.0	59.0
Other	3.5	—	3.5

	755.0	236.0	991.0
Cost of sales	351.8	212.2	564.0

Gross margin	$403.2	$23.8	$427.0

Three months ended June 30, 2008
Net sales
Ammonia	$272.3	$—	$272.3
Urea	335.2	—	335.2
UAN	237.2	—	237.2
DAP	—	263.9	263.9
MAP	—	48.5	48.5
Other	3.9	—	3.9

	848.6	312.4	1,161.0
Cost of sales	486.6	204.5	691.1

Gross margin	$362.0	$107.9	$469.9

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2009
Net sales
Ammonia	$405.3	$—	$405.3
Urea	478.5	—	478.5
UAN	323.7	—	323.7
DAP	—	328.4	328.4
MAP	—	72.5	72.5
Potash	—	59.5	59.5
Other	3.7	—	3.7

	1,211.2	460.4	1,671.6
Cost of sales	638.6	443.7	1,082.3

Gross margin	$572.6	$16.7	$589.3

Six months ended June 30, 2008
Net sales
Ammonia	$304.4	$—	$304.4
Urea	586.8	—	586.8
UAN	391.0	—	391.0
DAP	—	453.2	453.2
MAP	—	88.7	88.7
Other	4.2	—	4.2

	1,286.4	541.9	1,828.3
Cost of sales	726.9	360.3	1,087.2

Gross margin	$559.5	$181.6	$741.1

        Assets at June 30, 2009 and December 31, 2008, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2009	$604.6	$587.2	$1,087.6	$2,279.4
December 31, 2008	$758.2	$764.1	$865.3	$2,387.6

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, and investments in auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes. Our Annual Report on Form 10-K was filed with the SEC on February 26, 2009. Effective January 1, 2009, we were required to adopt Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160) and FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP No. EITF 03-6-1). Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 from the 2008 Form 10-K, which have been revised to reflect the retrospective application of SFAS No. 160 and FSP No. EITF 03-6-1, were filed in a Form 8-K with the SEC on May 28, 2009. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2009 Compared to the Second Quarter of 2008

  •
  Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors. We also export nitrogen and phosphate fertilizer products.

        Our principal assets include:

  •
  the largest nitrogen fertilizer complex in North America (Donaldsonville, Louisiana);

  •
  a 66% economic interest in the largest nitrogen fertilizer complex in Canada (which we operate in Medicine Hat, Alberta through Canadian Fertilizers Limited (CFL), a consolidated variable interest entity);

CF INDUSTRIES HOLDINGS, INC.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $213.0 million in the second quarter of 2009 compared to $288.6 million in the same quarter of 2008. Our results for the second quarter of 2009 included:

  •
  a net $34.3 million pre-tax unrealized mark-to-market gain ($20.3 million after tax) on natural gas derivatives,

  •
  $14.4 million ($8.5 million after tax) of merger and acquisition related expenses and development costs of our proposed nitrogen complex in Peru. The merger and acquisition related expenses are associated with CF Holdings' proposed business combination with Terra Industries Inc. and costs associated with evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and

  •
  a $5.0 million non-cash inventory valuation charge ($3.0 million after tax) associated with our potash inventory.

    Net earnings attributable to common stockholders of $288.6 million for the second quarter of 2008 included a net $83.2 million pre-tax unrealized mark-to-market gain ($53.1 million after tax) on natural gas derivatives. There were no inventory valuation adjustments, business combination expenses or Peru project development costs in the second quarter of 2008.

  •
  Our gross margin decreased $42.9 million, or 9%, to $427.0 million in the second quarter of 2009 from $469.9 million in the same quarter of 2008. The lower gross margin resulted from lower average phosphate fertilizer selling prices and lower unrealized gains from mark-to-market adjustments on natural gas derivatives, partially offset by lower fertilizer raw material costs and lower purchased product costs.

  •
  Our net sales decreased $170.0 million, or 15%, to $991.0 million in the second quarter of 2009 from $1.2 billion in the second quarter of 2008. The decrease reflected lower average phosphate fertilizer selling prices and lower nitrogen fertilizer sales volumes partially offset by higher phosphate and potash sales volume. Total sales volume of 2.55 million tons approximated the level sold in the comparable quarter of 2008 as increased phosphate and potash sales volume offset the lower level of nitrogen sales volume. There were no potash sales in the second quarter of the prior year.

  •
  Cash flow from operations decreased $29.3 million to $487.2 million during the first six months of 2009 compared to the same period of 2008, as lower operating results were partially offset by lower levels of working capital, particularly lower inventory levels at the end of the second quarter of 2009.

CF INDUSTRIES HOLDINGS, INC.

  •
  We paid cash dividends of $4.8 million in the second quarter of 2009, a decrease of $0.9 million from the second quarter of 2008 due to fewer common shares outstanding as a result of our fourth quarter 2008 share repurchase program.

  •
  Net earnings attributable to common stockholders of $275.7 million for the six months ended June 30, 2009 were $171.7 million less than net earnings attributable to common stockholders of the comparable period of 2008. The decrease was due primarily to lower average phosphate selling prices, lower unrealized gains from mark-to-market adjustments on natural gas derivatives, merger and acquisition related expenses, and development costs of our proposed nitrogen complex in Peru, partially offset by lower fertilizer raw material costs and lower purchased product costs.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except per share amounts)
Net sales	$991.0	$1,161.0	$(170.0)	$1,671.6	$1,828.3	$(156.7)
Cost of sales	564.0	691.1	(127.1)	1,082.3	1,087.2	(4.9)

Gross margin	427.0	469.9	(42.9)	589.3	741.1	(151.8)
Selling, general and administrative	16.5	18.1	(1.6)	31.9	36.3	(4.4)
Other operating—net	15.3	(0.3)	15.6	38.5	1.1	37.4

Operating earnings	395.2	452.1	(56.9)	518.9	703.7	(184.8)
Interest expense	0.3	0.4	(0.1)	0.7	0.8	(0.1)
Interest income	(0.7)	(6.6)	5.9	(2.0)	(15.1)	13.1
Other non-operating—net	(0.1)	(2.1)	2.0	(0.4)	(4.8)	4.4

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	395.7	460.4	(64.7)	520.6	722.8	(202.2)
Income tax provision	146.8	159.9	(13.1)	188.0	246.7	(58.7)
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(0.7)	7.2	(7.9)	(1.4)	8.9	(10.3)

Net earnings	248.2	307.7	(59.5)	331.2	485.0	(153.8)
Less: Net earnings attributable to the noncontrolling interest	35.2	19.1	16.1	55.5	37.6	17.9

Net earnings attributable to common stockholders	$213.0	$288.6	$(75.6)	$275.7	$447.4	$(171.7)

Diluted net earnings per share attributable to common stockholders	$4.33	$5.01	$(0.68)	$5.61	$7.78	$(2.17)
Diluted weighted average common shares outstanding	49.2	57.6	(8.4)	49.2	57.5	(8.3)
Dividends declared per common share	$0.10	$0.10	$—	$0.20	$0.20	$—

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2009 Compared to the Second Quarter of 2008

Consolidated Operating Results

        In spite of the estimated high corn acreage planted this spring, the domestic fertilizer industry experienced weaker operating conditions as high downstream inventories and resistance to high retail prices led to lower fertilizer demand. Our total gross margin decreased by $42.9 million to $427.0 million for the second quarter of 2009 from $469.9 million for the same period in 2008 as the $41.2 million increase in the nitrogen segment gross margin was more than offset by the $84.1 million decline in the phosphate segment. In the nitrogen segment, lower realized natural gas costs and lower purchased product costs were partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. In the phosphate segment, lower average phosphate selling prices were partially offset by lower raw material costs. Net earnings attributable to common stockholders of $213.0 million for the second quarter of 2009 included a net pre-tax unrealized mark-to-market gain of $34.3 million ($20.3 million after tax) on natural gas derivatives, a $5.0 million non-cash inventory valuation charge ($3.0 million after tax) associated with our potash inventory and $14.4 million ($8.5 million after tax) of transaction related expenses associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and the development costs for our Peru project. Net earnings attributable to common stockholders of $288.6 million for the second quarter of 2008 included a net pre-tax unrealized mark-to-market gain of $83.2 million ($53.1 million after tax) on natural gas derivatives. There were no inventory valuation adjustments, business combination expenses or Peru project development costs in the second quarter of 2008.

Net Sales

        Our net sales decreased 15% to $991.0 million in the second quarter of 2009 from $1.2 billion in the second quarter of 2008 as net sales declined in both the nitrogen and phosphate segments. Total sales volume of 2.55 million tons in the second quarter of 2009 approximated the level sold in the comparable prior year quarter. In the nitrogen segment, net sales decreased $93.6 million, or 11%, to $755.0 million in the second quarter of 2009 compared to $848.6 million in the second quarter of 2008 due primarily to lower sales volumes of all major products. Nitrogen fertilizer sales volume in the second quarter of 2009 was 11% below the level in the corresponding period of 2008 due to the impact of high downstream inventories entering the spring season. In the phosphate segment, net sales decreased 24% to $236.0 million in the second quarter of 2009 compared to $312.4 million in the second quarter of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. In the second quarter of 2009, average phosphate segment prices decreased by 49% compared to the same quarter of 2008. Our total phosphate segment sales volume in the second quarter of 2009 increased by 48% from the volume sold during the same period in 2008 due primarily to higher export sales. We initiated potash sales in the second quarter of 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $187 per ton in the second quarter of 2009 compared to $230 per ton in the same quarter of 2008. This 19% decrease was due primarily to lower realized natural gas costs and lower purchased product costs, partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. Phosphate segment cost of sales averaged $315 per ton in the second quarter of 2009 compared to $448 per ton in the second quarter of the prior year, a decrease of 30%, due mainly to lower raw material costs for phosphate fertilizers partially offset by the cost of potash fertilizer in the second quarter of 2009, which is a purchased product and had a higher average cost. Phosphate segment results for the second quarter of

CF INDUSTRIES HOLDINGS, INC.

2009 also included a $5.0 million non-cash inventory valuation charge associated with potash inventories.

        During the second quarter of 2009, we sold approximately 1.0 million tons of fertilizer under our Forward Pricing Program (FPP), representing approximately 40% of our total fertilizer sales volume for the quarter. In the comparable period of 2008, we sold approximately 1.9 million tons of fertilizer under this program, representing approximately 72% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $1.6 million to $16.5 million in the second quarter of 2009 from $18.1 million in the same quarter of 2008. The decrease was due primarily to lower performance-based incentive compensation and long-term stock-based compensation expense.

Other Operating—Net

        Other operating—net increased $15.6 million to $15.3 million of expense in the second quarter of 2009 compared to $0.3 million of income in the second quarter of 2008. This increase was due primarily to $8.1 million of expenses associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and $6.3 million of development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest income decreased to $0.4 million in the second quarter of 2009 from $6.2 million in the second quarter of 2008, due primarily to lower average interest rates.

Income Taxes

        The income tax provisions recorded for the quarters ended June 30, 2009 and 2008 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Effective with the adoption of Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51, pre-tax income now includes income attributable to the noncontrolling interest (formerly known as minority interest). The noncontrolling interest represents the income of the 34% interest in CFL that we do not own. The effective tax rate for the second quarter of 2009 based on the reported tax provision of $146.8 million and reported pre-tax income of $395.7 million is 37.1%. This compares to 34.7% in the prior year comparable period. The effective tax rate for the second quarter of 2009 based on pre-tax income exclusive of the noncontrolling interest is 40.7%. This compares to 36.2% in the prior year quarter. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest is due primarily to the impact of the nondeductible costs associated with the Terra, Agrium and Peru activities. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q for additional information.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes in the second quarter of 2009 and 2008 consists of our share of the operating results of Keytrade.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase in the second quarter of 2009 was due to improved CFL operating results.

Diluted Net Earnings Per Share Attributable to Common Stockholders and Weighted Average Diluted Common Shares Outstanding

        Diluted net earnings per share attributable to common stockholders declined to $4.33 per share in the second quarter of 2009 from $5.01 per share in the comparable quarter of 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the share repurchase program that was concluded in the fourth quarter 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated Operating Results

        High system-wide inventory levels contributed to the domestic fertilizer industry's weaker performance during the first six months of 2009 compared to last year. Our total gross margin decreased by $151.8 million to $589.3 million for the six months ended June 30, 2009 from $741.1 million for the same period in 2008 as the $13.1 million increase in the nitrogen segment gross margin was more than offset by the $164.9 million decline in the phosphate segment. In the nitrogen segment, lower purchased product costs and lower realized natural gas costs were partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. In the phosphate segment, lower average phosphate fertilizer selling prices were partially offset by lower fertilizer raw material costs and increased phosphate fertilizer sales volume. Net earnings attributable to common stockholders of $275.7 million for the six months ended June 30, 2009 included a net pre-tax unrealized mark-to-market gain of $82.9 million ($49.4 million after tax) on natural gas derivatives, a $29.3 million non-cash inventory valuation charge ($17.5 million after tax) associated with our potash inventory and $34.4 million ($20.5 million after tax) of costs associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings and development costs of our proposed project in Peru. Net earnings attributable to common stockholders of $447.4 million for the six months ended June 30, 2008 included a net pre-tax unrealized mark-to-market gain of $152.8 million ($97.8 million after tax) on natural gas derivatives. There were no inventory valuation adjustments, business combination expenses or Peru project development costs in the first half of 2008.

Net Sales

        Our net sales decreased 9% to $1.7 billion for the six months ended June 30, 2009 from $1.8 billion for the same period in 2008, due to lower sales in both the nitrogen and phosphate segments. Our total sales volume of 4.34 million tons approximated the prior year's level. In the nitrogen segment, net sales decreased $75.2 million to $1.2 billion for the six months ended June 30, 2009 compared to $1.3 billion for the same period of 2008 due primarily to lower sales volume. Nitrogen fertilizer sales volume decreased by 7% for the six months ended June 30, 2009 due mainly to lower UAN sales volume. In the phosphate segment, net sales of $460.4 million for the six months ended June 30, 2009 were 15% lower than the $541.9 million sold in the same period of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. Average phosphate fertilizer selling prices decreased by 37% for the six months ended June 30, 2009 compared to the same period of 2008. Our total phosphate segment sales volume for the

CF INDUSTRIES HOLDINGS, INC.

six months ended June 30, 2009 increased by 275,000 tons, or 30%, from the amount sold during the same period in 2008 due primarily to higher phosphate fertilizer export sales and potash sales that we did not have in the previous year.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $203 per ton for the six months ended June 30, 2009 compared to $215 per ton in the same period of 2008. The 6% decrease was due primarily to lower purchased product costs and lower realized natural gas costs, partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. Phosphate segment cost of sales averaged $369 per ton for the six months ended June 30, 2009 compared to $389 per ton in the same period of the prior year, a decrease of 5%, due mainly to lower raw material costs, partially offset by the cost of potash fertilizer which is a purchased product and had a higher average cost. Phosphate segment results for the six months ended June 30, 2009 also included a $29.3 million non-cash inventory valuation charge associated with potash.

        During the six months ended June 30, 2009, we sold approximately 1.7 million tons of fertilizer under our FPP, representing approximately 39% of our total fertilizer sales volume for the period. In the comparable period of 2008, we sold approximately 3.1 million tons of fertilizer under this program, representing approximately 73% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $4.4 million to $31.9 million for the six months ended June 30, 2009 from $36.3 million in the corresponding period of the prior year. The decrease was due primarily to lower performance-based incentive compensation, lower long-term stock-based compensation expense and lower corporate office expenses.

Other Operating—Net

        Other operating—net increased $37.4 million to $38.5 million for the six months ended June 30, 2009 compared to $1.1 million for the same period of 2008. This increase was due primarily to $24.2 million of costs associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and $10.2 million of development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest income decreased to $1.3 million for the six months ended June 30, 2009 from $14.3 million in the same period of 2008, due primarily to lower average interest rates.

Income Taxes

        The income tax provisions recorded for the six months ended June 30, 2009 and 2008 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        The effective tax rate for the six months ended June 30, 2009 based on the reported tax provision of $188.0 million and reported pre-tax income of $520.6 million is 36.1%. This compares to 34.1% in the prior year comparable period. The effective tax rate for the six months ended June 30, 2009 based on pre-tax income exclusive of the noncontrolling interest is 40.4%. This compares to 36.0% in the prior year period. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest is due primarily to the impact of the nondeductible costs associated with the

CF INDUSTRIES HOLDINGS, INC.

Terra, Agrium and Peru activities. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q for additional information.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes for the six months ended June 30, 2009 and 2008 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase for the six months ended June 30, 2009 was due to improved CFL operating results.

Diluted Net Earnings Per Share Attributable to Common Stockholders and Weighted Average Diluted Common Shares Outstanding

        Diluted net earnings per share attributable to common stockholders decreased to $5.61 per share for the six months ended June 30, 2009 from $7.78 per share in the comparable period of 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the fourth quarter 2008 share repurchase program.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$755.0	$848.6	$(93.6)	$1,211.2	$1,286.4	$(75.2)
Cost of sales	351.8	486.6	(134.8)	638.6	726.9	(88.3)

Gross margin	$403.2	$362.0	$41.2	$572.6	$559.5	$13.1
Gross margin percentage	53.4%	42.7%		47.3%	43.5%
Tons of product sold (000s)	1,878	2,118	(240)	3,143	3,384	(241)
Sales volume by product (000s)(1)
Ammonia	481	531	(50)	614	606	8
Urea	714	804	(90)	1,447	1,454	(7)
UAN	651	758	(107)	1,048	1,297	(249)
Other nitrogen products	32	25	7	34	27	7
Average selling price per ton by product
Ammonia	$696	$513	$183	$660	$502	$158
Urea	295	417	(122)	331	404	(73)
UAN	316	313	3	309	301	8
Cost of natural gas (per MMBtu)(2)
Donaldsonville	$5.03	$8.83	$(3.80)	$6.36	$8.62	$(2.26)
Medicine Hat	4.04	8.77	(4.73)	5.06	8.26	(3.20)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$3.69	$11.32	$(7.63)	$4.14	$9.95	$(5.81)
AECO (Alberta)	2.97	10.10	(7.13)	3.49	8.97	(5.48)
Depreciation and amortization	$15.3	$15.2	$0.1	$28.3	$29.6	$(1.3)
Capital expenditures	$31.5	$23.1	$8.4	$87.2	$34.1	$53.1
Production volume by product (000s)
Ammonia(3)(4)	799	813	(14)	1,476	1,638	(162)
Granular urea(3)	609	596	13	1,222	1,198	24
UAN (28%)	595	684	(89)	1,080	1,366	(286)

(1)
Sales volume by product figures for the three and six months ended June 30, 2009, include export sales of 20,000 and 23,000 tons for urea and 125,000 and 155,000 tons for UAN, respectively. There were no nitrogen exports in the comparable periods of 2008.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, the noncontrolling interest holder of CFL.

(4)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2009 Compared to the Second Quarter of 2008

        Net Sales.    Nitrogen segment net sales decreased $93.6 million, or 11%, to $755.0 million in the second quarter of 2009 compared to $848.6 million in the second quarter of 2008 due primarily to lower sales volumes of all major products. Total nitrogen sales volume decreased 11% to 1.88 million tons in the second quarter of 2009 compared to 2.12 million tons in the same period of last year. Resistance to high retail prices contributed to the ammonia sales volume decline during the second quarter of 2009 compared to the second quarter of 2008. Urea and UAN sales volumes were also below last year's level as high downstream inventories adversely impacted demand. The decline in domestic UAN sales volume was partially offset by second quarter 2009 UAN export sales. While selling prices for cash sales of ammonia and UAN were lower in the second quarter of 2009 compared to 2008 due to lower demand, we benefited from higher average prices for these products for orders booked previously under our FPP. High downstream inventories and a weak international market caused average urea selling prices to decline 29% in the second quarter of 2009 compared to the same period of 2008.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $187 per ton in the second quarter of 2009 compared to $230 per ton in the second quarter of 2008. The 19% decrease was due primarily to lower realized natural gas costs and lower purchased product costs, partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, declined by 46% for the second quarter of 2009 versus the comparable period of 2008. Reduced demand due to the economic downturn and above-average storage levels contributed to the decline in natural gas prices in the second quarter of the year. Purchased product costs were approximately $35.1 million lower in 2009 than in 2008 due to both a lower volume of product purchased for resale and lower prices paid for these products. We also recognized a net $34.3 million unrealized mark-to-market gain in the second quarter of 2009 compared to a net $83.2 million unrealized mark-to-market gain in the same period of 2008.

        During the second quarter of 2009, we sold approximately 1.0 million tons of nitrogen fertilizers under our FPP, representing approximately 51% of our nitrogen sales volume for the quarter. In the comparable period of 2008, we sold approximately 1.5 million tons of nitrogen fertilizers under this program, representing approximately 72% of our nitrogen volume.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

        Net Sales.    Nitrogen segment net sales decreased $75.2 million, or 6%, to $1.2 billion for the six months ended June 30, 2009 compared to $1.3 billion for the same period of 2008 due primarily to lower sales volume. Total nitrogen sales volume of 3.14 million tons was 7% below the prior period's level due to a decline in UAN sales. Domestic UAN sales volume fell as our customers drew down inventories rather than restocking. This was partially offset by increased export tons during the 2009 period. We continued to benefit from higher average selling prices for ammonia and UAN booked previously under our FPP. Lower average urea prices in the first half of 2009 compared to the same period of 2008 resulted from weakness in both the domestic and international markets. Weaker domestic market conditions resulted from dealers choosing to reduce high downstream inventories.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $203 per ton for the six months ended June 30, 2009 compared to $215 per ton in the same period of 2008. The 6% decrease was due primarily to lower purchased product costs and lower realized natural gas costs, partially offset by lower unrealized gains from mark-to-market adjustments on natural gas derivatives. Purchased product costs were approximately $56.7 million lower in the first six months of 2009 than in

CF INDUSTRIES HOLDINGS, INC.

2008 due to both a lower volume of product purchased and to lower prices paid for these products. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, declined by 30% for the first six months of 2009 versus the cost in the comparable period of 2008. The decrease was due to lower natural gas prices resulting from reduced economic activity and higher storage levels. We also recognized a net $82.9 million unrealized mark-to-market gain in the six months ended June 30, 2009 compared to a net $152.8 million unrealized mark-to-market gain in the same period of 2008.

        During the six months ended June 30, 2009, we sold approximately 1.5 million tons of nitrogen fertilizers under our FPP, representing approximately 48% of our nitrogen sales volume for the period. In the comparable period of 2008, we sold approximately 2.5 million tons of nitrogen fertilizers under this program, representing approximately 73% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$236.0	$312.4	$(76.4)	$460.4	$541.9	$(81.5)
Cost of sales	212.2	204.5	7.7	443.7	360.3	83.4

Gross margin	$23.8	$107.9	$(84.1)	$16.7	$181.6	$(164.9)
Gross margin percentage	10.1%	34.5%		3.6%	33.5%
Gross margin by product
DAP/MAP	33.0	107.9	(74.9)	51.5	181.6	(130.1)
Potash	(9.2)	—	(9.2)	(34.8)	—	(34.8)
Gross margin percentage by product
DAP/MAP	18.6%	34.5%		12.8%	33.5%
Potash	(15.6)%	—		(58.6)%	—
Tons of product sold (000s)	674	456	218	1,201	926	275
Sales volume by product (000s)
DAP	469	379	90	914	763	151
MAP	99	77	22	181	163	18
Potash	106	—	106	106	—	106
Domestic vs. export sales of DAP/MAP (000s)
Domestic	315	371	(56)	655	760	(105)
Export	359	85	274	546	166	380
Average selling price per ton by product
DAP	$304	$696	$(392)	$359	$594	$(235)
MAP	346	629	(283)	400	544	(144)
Potash	558	—	558	560	—	560
Depreciation, depletion and amortization	$8.6	$9.5	$(0.9)	$16.9	$20.0	$(3.1)
Capital expenditures	$23.7	$15.3	$8.4	$39.5	$37.6	$1.9
Production volume by product (000s)
Phosphate rock	786	947	(161)	1,354	1,853	(499)
Sulfuric acid	592	619	(27)	1,081	1,223	(142)
Phosphoric acid as P2O5(1)	251	256	(5)	448	499	(51)
DAP/MAP	503	523	(20)	893	996	(103)

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2009 Compared to the Second Quarter of 2008

        Net Sales.    Phosphate segment net sales decreased 24% to $236.0 million in the second quarter of 2009 compared to $312.4 million in the second quarter of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. In the second half

CF INDUSTRIES HOLDINGS, INC.

of 2008, we purchased potash fertilizer and stored it in our distribution network for sale in the spring of 2009. The potash results are included in the phosphate segment. Average phosphate fertilizer selling prices for the second quarter of 2009 decreased 54%, reflecting weaker domestic and international demand as compared to the second quarter of 2008. Our total level of phosphate fertilizer sales of 568,000 tons in the second quarter of 2009 was 25% higher than in the comparable period in 2008 due to an increase in export sales, more than offsetting weak domestic demand. Lower domestic demand resulted from high levels of downstream inventories and lower application rates resulting from high prices at the retail level. Phosphate segment sales during the second quarter of 2009 include 106,000 tons of potash fertilizer which we began to sell this quarter.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $254 per ton in the second quarter of 2009 compared to $448 per ton in the same quarter of the prior year. The 43% decrease was due mainly to lower sulfur and ammonia costs. Our sulfur costs declined dramatically in the second quarter of 2009 to less than $10 per long ton from the 2008 level of approximately $500 per long ton due to a global decline in demand. Ammonia costs were 52% lower in the second quarter of 2009 compared to the same quarter of 2008 due to excess supply in the international market.

        Based on our ongoing analysis of the expected net realizable values of our potash inventory, we recognized an additional inventory reserve adjustment of $5.0 million in the second quarter of 2009 as market prices for potash continued to fall during this period. There were no inventory valuation adjustments in the second quarter of 2008. See the "Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008" section directly following this section for additional information on our phosphate and potash inventory valuation for 2009.

        During the second quarter of 2009, we sold approximately 61,000 tons of phosphate fertilizers under our FPP representing approximately 9% of our phosphate sales volume for the quarter. In the comparable period of 2008, we sold approximately 330,000 tons of phosphate fertilizers under this program representing approximately 72% of our phosphate volume.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

        Net Sales.    Phosphate segment net sales of $460.4 million for the six months ended June 30, 2009 were 15% lower than the $541.9 million sold in the same period of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. Average phosphate fertilizer selling prices for the six months ended June 30, 2009 were 37% lower than in the same period of 2008 due to weak demand in both the domestic and international markets. Demand fell because of high prices and credit issues in some offshore markets. Our total level of phosphate fertilizer sales of 1.10 million tons for the six months ended June 30, 2009 was 18% higher than the comparable period in 2008 as we increased exports in response to weak domestic demand resulting from the high level of inventories throughout the domestic supply chain. We sold 106,000 tons of potash during the first half of 2009 as we initiated potash sales in 2009.

        Cost of Sales.    During the first half of 2009, phosphate and potash fertilizer selling prices declined due to the stand-off between dealers wanting to sell high priced inventory and farmers wanting fertilizer priced closer to current wholesale market prices. Concurrent with the decline in phosphate fertilizer selling prices in the first half of the year, we experienced a drop in raw material input costs, including a significant drop in the price of ammonia and sulfur as compared to 2008. Ammonia and sulfur are primary raw materials used in the production of phosphate based fertilizers. The decline in raw material prices has a favorable impact on operating margins as inventory production costs and resulting inventory values decline.

CF INDUSTRIES HOLDINGS, INC.

        Phosphate fertilizers cost of sales averaged $319 per ton for the six months ended June 30, 2009 compared to $389 per ton in the same period of the prior year. The 18% decrease was due mainly to lower sulfur and ammonia costs partially offset by the impact of lower production rates (experienced mainly in the first quarter of 2009) on fixed cost absorption. The average cost of sulfur for the first six months of 2009 was 89% below the prior year's level. Average ammonia costs for the six months ended June 30, 2009 were 57% below the prior year's level. Although sulfur and ammonia prices declined significantly, inventory sold during the first quarter of 2009 included product produced with ammonia and sulfur purchased during the fourth quarter of 2008 at higher average prices.

        At December 31, 2008, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. Net realizable values for our phosphate and potash inventories are determined considering the fertilizer pricing environment at the time, as well as our expectations of future price realizations. The inventory that was held at December 31, 2008 included inventory that was produced or purchased earlier when input costs and fertilizer prices were higher. During the first quarter of 2009, we sold all of the higher cost phosphate inventory that existed at December 31, 2008. During the first six months of 2009, we reassessed the net realizable values of the inventory held. Based on this analysis, no additional inventory valuation reserves were necessary for the phosphate fertilizer inventory. However, during the first six months of 2009, an additional inventory valuation reserve of $29.3 million was recognized related to the potash inventory. Of this amount, $24.3 million was recognized in the first quarter of 2009 and $5.0 million was recognized in the second quarter of 2009. See the "Critical Accounting Policies and Estimates" in our annual consolidated financial statements on Form 8-K as filed with the SEC on May 28, 2009 for additional information on our accounting policies related to inventory valuation.

        During the first half of 2009, we sold approximately 199,000 tons of phosphate fertilizers under our FPP representing approximately 17% of our phosphate sales volume for the period. In the comparable period of 2008, we sold approximately 655,000 tons of phosphate fertilizers under this program representing approximately 71% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is from operations which includes customer advances. Our primary uses of cash are for operating costs, working capital, capital expenditures and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of June 30, 2009, we had cash and cash equivalents of $816.1 million, short-term investments of $105.1 million and a $70.9 million current liability attributable to customer advances related to cash deposits received under our FPP. Short-term investments held at June 30, 2009 consisted of U.S. Treasury Bills with original maturities between three and nine months that are reported at fair value. As of December 31, 2008, we had cash and cash equivalents of $625.0 million and a $347.8 million current liability attributable to customer advances.

CF INDUSTRIES HOLDINGS, INC.

Investments in Auction Rate Securities

        We hold investments in available-for-sale tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of June 30, 2009, our investments in auction rate securities were reported at their fair value of $136.6 million after reflecting a $9.6 million unrealized holding loss against a cost basis (par value) of $146.2 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. The underlying securities have stated maturities that range from less than one year to 39 years, with the majority of them being in the 20 to 39 year range and are guaranteed by entities affiliated with government entities. At December 31, 2008, our investments in auction rate securities, comprised of securities supported by student loans, totaled $177.8 million after reflecting a $20.8 million unrealized holding loss against a cost basis of $198.6 million.

        In February 2008, the market for auction rate securities began to show signs of illiquidity. Shortly thereafter, liquidity left the market and auctions began to fail. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the then holders of those instruments continue to hold them and each instrument begins to carry an interest rate based upon a certain predefined formula for that particular security. Subsequent to the market collapse for these securities, $122.2 million of our auction rate securities have been either redeemed by the issuers or sold at par value, including all of our auction rate securities that were supported by municipal bonds.

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

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of Statement of Financial Accounting Standards (SFAS) No. 157—Fair Value Measurements. As disclosed in Note 5 to our unaudited consolidated financial statements, SFAS No. 157 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 48% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at June 30, 2009. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reduced the unrealized holding loss recorded at March 31, 2009 by $10.8 million with an additional reduction in the unrealized holding loss of $7.5 million due to the fact that certain auction rate securities were redeemed at par value during the period. After reflecting these adjustments, the remaining unrealized holding loss against the cost basis in the investments at June 30, 2009 was $9.6 million. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the guidance set

CF INDUSTRIES HOLDINGS, INC.

forth in Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. See Note 5 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities. The unrealized holding loss that has been reported in other comprehensive income is included in the net $136.6 million investment balance in auction rate securities. At June 30, 2009, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.7 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

        We believe ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of auctions or otherwise. We do not believe the current market liquidity issues regarding these securities present any operating liquidity issues for us. We believe our cash, cash equivalents, short-term investments, operating cash flow, and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.2 million as of June 30, 2009 compared to $4.1 million as of December 31, 2008.

        There were no outstanding borrowings under our $250 million credit facility as of June 30, 2009 or December 31, 2008. As of June 30, 2009 and December 31, 2008, we had $205.7 million and $220.5 million, respectively, available under our credit facility.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Unlike nitrogen fertilizer products sold under the FPP for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

        A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of June 30, 2009 and December 31, 2008, we had approximately $70.9 million and $347.8 million, respectively, in customer advances on our consolidated balance sheet. As of June 30, 2009 and December 31, 2008, we had approximately 840,000 tons and 1.4 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months. As of June 30, 2008, we had approximately 3.2 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the first six months of both 2009 and 2008, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. The lower level of forward orders as of June 30, 2009 compared to June 30, 2008 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. However, there were no significant impacts from such transactions during the first half of 2009. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the FPP. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized loss or gain thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements with respect to our derivative instruments also contain credit-risk-related contingent features that require us to maintain minimum net worth levels and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments for which we are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of June 30, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $1.7 million. There was no cash collateral on deposit with counterparties for derivative contracts at June 30, 2009. If we had failed to meet all credit risk contingent thresholds as of March 31, 2009, we could have been required to post up to $1.7 million of collateral with derivative counterparties.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We made annual contributions of $7.5 million and $6.2 million in February of 2009 and 2008, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

        Florida regulations require mining companies to demonstrate financial responsibility for reclamation, wetland and other surface water mitigation measures in advance of any mining activities. We will also be required to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Under current regulations, we have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

        We may be subject to additional financial assurance requirements in connection with the enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet a specified financial test and/or contribute cash or other qualifying assets into a trust designated to be used for closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure. We are currently in negotiation with the United States Department of Justice and the United States Environmental Protection Agency on this aspect as well as all other aspects of the enforcement initiative. Consequently, we cannot predict the ultimate outcome of this matter on future cash flows. See Note 19 to our unaudited consolidated financial statements for additional information on the RCRA enforcement initiative.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our Form 8-K as filed with the SEC on May 28, 2009 for additional information on financial assurance requirements.

Other Liquidity Requirements

        The decrease in the domestic demand for fertilizer in the fourth quarter of 2008 continued into the first and second quarters of 2009 due to high downstream fertilizer inventories, wet weather conditions in the spring and uncertain farm economics. Should this decline continue further into 2009, we may continue to experience lower sales volume and or lower selling prices for our nitrogen, phosphate and potash fertilizers as compared to the prior year. Fertilizer application occurs seasonally and farmers can delay certain fertilizer purchases if uncertainty exists. Due to the current uncertain economic climate, certain farmers have delayed purchasing commitments. These potential declines in sales volume and selling prices could adversely affect net sales, operating earnings and cash generated by operations. In addition, such declines in sales volume could lead to greater inventory-related working capital requirements and lower plant operating rates. Lower plant operating rates can result in higher per-ton production costs. Concurrent with the decline in fertilizer selling prices in the first half of the year, we have experienced a drop in raw material input costs, including a significant drop in the price of natural gas, ammonia and sulfur as compared to 2008. Natural gas and ammonia and sulfur are

CF INDUSTRIES HOLDINGS, INC.

primary raw materials used in the production of nitrogen and phosphate based fertilizers, respectively. Decreases in raw material costs have a favorable impact on inventory production costs.

        We contributed approximately $16 million to our pension plans in the first six months of 2009. We expect to contribute an additional $4 million to our pension plans during the second half of 2009.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first six months of 2009 was $487.2 million compared to $516.5 million in 2008. The $29.3 million decrease in cash provided by operating activities in the first six months of 2009 was due primarily to a $153.8 million decrease in net earnings partially offset by a $75.2 million increase in cash generated by working capital changes. The $75.2 million change in cash generated by working capital changes is the difference between the $182.6 million generated in 2009 and the $107.4 million generated in 2008. During the first six months of 2009, cash was generated primarily by a $407.1 million decrease in inventories and a $40.4 million decrease in accounts receivable, partially offset by a $276.9 million decrease in customer advances. Total nitrogen segment and phosphate segment inventories at June 30, 2009 decreased by $164.1 million and $223.7 million, respectively, compared to December 31, 2008. Of the total decrease, approximately 74% was due to lower quantities held and approximately 26% was due to lower per-unit manufacturing costs. The decreases related primarily to ammonia, DAP and potash fertilizer inventories. The decrease in accounts receivable was due primarily to lower amounts owed to CFL by the noncontrolling interest partner. The decrease in customer advances at June 30, 2009 compared to December 31, 2008 was due to lower quantities on order under our FPP and lower selling prices associated with those orders.

Investing Activities

        Net cash used in investing activities was $181.7 million for the first six months of 2009 compared to $51.4 million of net cash used in the first six months of 2008. The $130.3 million increase in cash used in investing activities was due primarily to net purchases of investment securities of $52.6 million during the first six months of 2009 as compared to $23.9 million of net sales and maturities of investment securities during the same period of 2008. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning investment securities. Cash expended for the purchase of property, plant and equipment increased by $54.1 million in the first six months of 2009 to $126.9 million. As previously discussed, we made annual contributions of $7.5 million in February of 2009 and $6.2 million in February of 2008 to our asset retirement obligation escrow account.

Financing Activities

        Net cash used in financing activities was $119.9 million in the first six months of 2009 compared to $25.5 million for the same period of 2008. The $94.4 million increase in cash used in financing activities was due primarily to the increase in distributions to noncontrolling interest. Distributions to noncontrolling interest in 2009 represent 100% of CFL's 2008 net earnings, whereas 50% of CFL's 2007 net earnings were distributed by June 30, 2008.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2009:

	Remainder of 2009	2010	2011	2012	2013	After 2013	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	4.2	—	—	—	—	—	4.2
Interest payments on long-term debt and notes payable(1)	0.1	—	—	—	—	—	0.1
Other Obligations
Operating leases	16.7	27.6	12.0	7.5	4.5	11.2	79.5
Equipment purchases and plant improvements(3)	58.7	29.6	12.9	20.6	—	—	121.8
Transportation(4)	50.0	68.0	29.6	15.2	15.7	207.1	385.6
Purchase obligations(5)(6)(7)	100.8	159.7	92.3	2.4	0.9	3.0	359.1
Keytrade Commercial Agreement(8)	1.4	2.8	2.8	2.1	—	—	9.1
Contributions to Pension Plans(9)	4.0	—	—	—	—	—	4.0

Total(10)	$235.9	$287.7	$149.6	$47.8	$21.1	$221.3	$963.4

(1)
Based on debt balances and interest rates as of June 30, 2009.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes minimum commitments associated with project development activities for a proposed nitrogen complex in Peru.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2009 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at June 30, 2009. Also includes minimum commitments to purchase ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of June 30, 2009 and actual prices may differ.

(6)
Liquid markets exist for the possible resale of the natural gas, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

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

(10)
Excludes $88.7 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 12 to our audited consolidated financial statements included in our Form 8-K as filed with the SEC on May 28, 2009 for further discussion of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 24 to our audited consolidated financial statements included in our Form 8-K as filed with the SEC on May 28, 2009, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our Form 8-K as filed with the SEC on May 28, 2009. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K as filed with the SEC on May 28, 2009. The following discussion presents information concerning changes to that discussion that occurred during the second quarter of 2009.

Fair Value Measurements

        We adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as of June 15, 2009. FSP No. FAS 157-4 does not significantly change our previous practices under FSP No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active in determining the fair value of our investments in auction rate securities. We continue to classify our investments in auction rate securities as Level 3 securities (those measured using significant unobservable inputs) under the provisions of SFAS No. 157. We also considered the guidance in FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments in determining if we had an other-than-temporary impairment in our investments in auction rate securities. We have determined that the unrealized holding loss incurred on our investments in auction rate securities represents a temporary impairment in their value based on the criteria set forth in FSP No. FAS 115-2 and FAS 124-2. See the "Liquidity and Capital Resources" section of this discussion and analysis for

CF INDUSTRIES HOLDINGS, INC.

detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. See Note 5 to our unaudited consolidated financial statements included in this Form 10-Q for additional information concerning fair value measurements.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements.

Recently Adopted Pronouncements

  •
  Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This Statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The Statement clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted SFAS No. 160 as of January 1, 2009. For additional information, see Note 4 to our unaudited consolidated financial statements included in this Form 10-Q.

  •
  SFAS No. 141(R)—Business Combinations. This Statement requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this Statement requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This Statement was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

    contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  SFAS No. 161—Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement expands the disclosure requirements for derivative instruments and hedging activities and requires further disclosures regarding how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how the derivative instruments and hedged items affect an entity's financial position, financial performance, and related cash flows. The Statement was effective for the Company beginning January 1, 2009. The adoption of this Statement did not have a material impact on our consolidated financial statements. See Note 16 to our unaudited consolidated financial statements included in this Form 10-Q.

  •
  FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP applies to the calculation of earnings per share (EPS) under SFAS No. 128—Earnings Per Share for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This FSP was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this guidance did not have a material impact on our consolidated financial statements.

  •
  EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This EITF Issue applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. EITF 08-6 was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  EITF Issue No. 07-1—Accounting for Collaborative Arrangements. This EITF Issue defines collaborative arrangements as a contractual arrangement that involves a joint operating activity, and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes income statement presentation and classification requirements for joint operating activities and payments between participants, as well as disclosures related to these arrangements. EITF 07-1 was effective for the Company beginning January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157—Fair Value Measurements when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable

CF INDUSTRIES HOLDINGS, INC.

    transactions or quoted market prices may be necessary in determining the value of the asset. The FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This guidance specifies that if a company does not have the intent or need to sell a debt security prior to recovery the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements. See Note 10 to our unaudited consolidated financial statements included in this Form 10-Q.

  •
  FSP No. 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments, whether recognized or not recognized, in interim financial statements as well as in annual financial statements. The fair value information is to be presented together with the related carrying amount in a form that makes it clear whether the financial instruments are assets or liabilities. The company also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  SFAS No. 165—Subsequent Events. This Statement provides guidance on the recognition and disclosure of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure, the circumstances under which events or transactions occurring after the balance sheet date should be recognized, and the required disclosures of those events or transactions that occur after the balance sheet date. The statement is effective for interim or annual periods ending after June 15, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

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

  •
  SFAS No. 166—Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140 to remove the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46(R) to variable interest entities that are qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a

CF INDUSTRIES HOLDINGS, INC.

    transferor's continuing involvement in financial assets. The statement is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 167—Amendments to FASB Interpretation No. 46(R). This Statement changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The statement also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The statement is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this Statement on our consolidated financial statements.

  •
  SFAS No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This Statement establishes the Codification generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Codification is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The statement is effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing US GAAP, it is not expected to impact our consolidated financial statements except for changing our accounting standard references.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, except as required by law, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in our 2008 Annual Report on Form 10-K and in our subsequent Quarterly Reports on Form 10-Q. Such factors include, among others:

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in the valuation of our investments, interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our Form 8-K as filed with the SEC on May 28, 2009 for additional information on market risk.

Investments in Auction Rate Securities

        As of June 30, 2009, we had $136.6 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5 and Note 10 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, we reduced the unrealized holding loss recorded at December 31, 2008 by $3.5 million with an additional reduction in the unrealized holding loss of $7.7 million due to the fact that certain auction rate securities were redeemed during the period at par value. After reflecting these adjustments, the remaining unrealized holding loss against the cost basis in the investments at June 30, 2009 was $9.6 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $136.6 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.7 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.5 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of June 30, 2009, we had notes payable of approximately $4.2 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $42,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of June 30, 2009, there were no borrowings under this facility.

        As of June 30, 2009 we had short-term investments of $105.1 million consisting primarily of available-for-sale U.S. Treasury Bills with original maturity dates between three and nine months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $1.0 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as

CF INDUSTRIES HOLDINGS, INC.

of June 30, 2009. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate sales not made under our Forward Pricing Program (FPP) are sensitive to changes in nitrogen and phosphate prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (28%) by approximately $33, $22 and $12, respectively.

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

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

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

        As of June 30, 2009 and December 31, 2008, we had open derivative contracts for 10.7 million MMBtus and 16.7 million MMBtus, respectively, of natural gas, a substantial portion of which related to sales that had been contracted to be sold through our FPP. For the six months ended June 30, 2009, we used derivatives to cover approximately 38% of our natural gas consumption at Donaldsonville and approximately 46% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $10.7 million.

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

CF INDUSTRIES HOLDINGS, INC.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In March 2009, purported shareholders of the Company filed in the Delaware Court of Chancery a consolidated putative class action complaint, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors alleging, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the proposed acquisition by Agrium Inc. of CF Holdings. Among other things, this suit seeks to enjoin the Company's proposed business combination with Terra Industries Inc. unless and until the Company considers other strategic alternatives to maximize the Company's value. The action remains pending, and the parties presently are engaged in the discovery process. The Company and the Board of Directors believe that this suit is without merit, and intend to vigorously defend their positions in this matter. Currently we cannot determine if the ultimate outcome of these lawsuits will have a material impact on the Company's financial position, results of operations or cash flows. A similar action captioned Gallagher v. CF Industries Holdings, Inc. was filed in the Circuit Court of Lake County, Illinois on February 27, 2009. Pursuant to a motion to dismiss filed by CF in light of the nearly identical litigation pending in Delaware, the court on May 19, 2009, entered an order dismissing the Gallagher case with prejudice. The plaintiff filed a notice of his plan to appeal the court's decision, but subsequently moved to dismiss the appeal, which the court granted.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 62 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 3, 2009	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 3, 2009	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated May 9, 2008
10.2	Second Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated July 1, 2009*
10.3	First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated July 1, 2009*
10.4
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)
10.5
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)
10.6	Form of Non-Qualified Stock Option Award Agreement
10.7	Form of Restricted Stock Award Agreement
10.8
Change in Control Severance Agreement, effective as of June 9, 2009, by and between CF Industries Holdings, Inc. and Lynn F. White (incorporated by reference to Exhibit (e)(15) to CF Industries Holdings, Inc.'s Schedule 14D-9/A on Form SC 14D9/A filed with the SEC on June 17, 2009, File No. 005-80934)
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
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 3, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text**

*
Portions of Exhibits 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.