Form 10-Q/A
period 2009-06-30
CF Industries Holdings, Inc.
filed 2009-08-05
CIK 1324404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

48,456,310 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at June 30, 2009.

Explanatory Note:

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of CF Industries Holdings, Inc. for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 3, 2009, is solely to furnish a corrected Exhibit 101 (XBRL formatted data) to the Form 10-Q.   The Exhibit 101 furnished on August 3, 2009 included typographical financial printing errors in certain line item descriptions in the exhibit.  There have been no changes to the reported amounts in the exhibit.

EXHIBIT INDEX

Exhibit No.	Description

10.1*	First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated May 9, 2008

10.2*	Second Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated July 1, 2009**

10.3*	First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated July 1, 2009**

10.4

CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)

10.5

Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)

10.6*	Form of Non-Qualified Stock Option Award Agreement

10.7*	Form of Restricted Stock Award Agreement

10.8

Change in Control Severance Agreement, effective as of June 9, 2009, by and between CF Industries Holdings, Inc. and Lynn F. White (incorporated by reference to Exhibit (e)(15) to CF Industries Holdings, Inc.’s Schedule 14D-9/A on Form SC 14D9/A filed with the SEC on June 17, 2009, File No. 005-80934)

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101

The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text***

*	Previously filed or furnished, as applicable.

**	Portions of Exhibits 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

***

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

Date: August 5, 2009	CF INDUSTRIES HOLDINGS, INC.

	By:	/s/ Richard A. Hoker
		Name:	Richard A. Hoker
		Title:	Vice President and
Corporate Controller