Form 10-Q
period 2009-09-30
CF Industries Holdings, Inc.
filed 2009-11-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 OR
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

        48,558,610 shares of the registrant's common stock, $0.01 par value per share, were outstanding at September 30, 2009.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net sales	$430.1	$1,020.8	$2,101.7	$2,849.1
Cost of sales	306.1	899.9	1,388.4	1,987.1

Gross margin	124.0	120.9	713.3	862.0
Selling, general and administrative	15.1	16.7	47.0	53.0
Other operating—net	19.1	1.6	57.6	2.7

Operating earnings	89.8	102.6	608.7	806.3
Interest expense	0.4	0.4	1.1	1.2
Interest income	(2.1)	(6.7)	(4.1)	(21.8)
Other non-operating—net	—	3.4	(0.4)	(1.4)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	91.5	105.5	612.1	828.3
Income tax provision	32.1	27.5	220.1	274.2
Equity in earnings (loss) of unconsolidated affiliates-net of taxes	0.6	(1.4)	(0.8)	7.5

Net earnings	60.0	76.6	391.2	561.6
Less: Net earnings attributable to the noncontrolling interest	21.5	29.5	77.0	67.1

Net earnings attributable to common stockholders	$38.5	$47.1	$314.2	$494.5

Net earnings per share attributable to common stockholders:
Basic	$0.79	$0.83	$6.49	$8.76

Diluted	$0.78	$0.82	$6.38	$8.59

Weighted average common shares outstanding:
Basic	48.5	56.7	48.4	56.5

Diluted	49.3	57.7	49.2	57.6

Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions)
Net earnings	$60.0	$76.6	$391.2	$561.6
Other comprehensive income (loss):
Foreign currency translation adjustment	4.1	(2.1)	6.4	(3.4)
Unrealized gain (loss) on securities—net of taxes	(0.6)	(0.8)	6.4	(8.0)
Defined benefit plans—net of taxes	0.2	0.4	1.0	1.2

	3.7	(2.5)	13.8	(10.2)

Comprehensive income	63.7	74.1	405.0	551.4
Less: Comprehensive income attributable to the noncontrolling interest	23.4	28.5	79.9	65.5

Comprehensive income attributable to common stockholders	$40.3	$45.6	$325.1	$485.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$497.5	$625.0
Short-term investments	205.1	—
Accounts receivable	143.3	175.1
Inventories—net	219.6	588.6
Prepaid income taxes	—	26.3
Other	19.3	18.2

Total current assets	1,084.8	1,433.2
Property, plant and equipment—net	766.9	661.9
Goodwill	0.9	0.9
Asset retirement obligation escrow account	36.5	28.8
Investments in and advances to unconsolidated affiliates	46.4	44.8
Investments in auction rate securities	139.5	177.8
Investment in marketable equity securities	242.2	—
Other assets	39.9	40.2

Total assets	$2,357.1	$2,387.6

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$140.0	$207.9
Income taxes payable	9.0	14.1
Customer advances	123.3	347.8
Notes payable	4.6	4.1
Deferred income taxes	49.5	52.1
Distributions payable to noncontrolling interest	—	106.0
Other	2.7	86.1

Total current liabilities	329.1	818.1

Deferred income taxes	64.0	6.2
Other noncurrent liabilities	204.7	212.6
Contingencies (Note 19)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2009—48,558,610 and 2008—48,391,584 shares issued and outstanding	0.5	0.5
Paid-in capital	721.1	709.4
Retained earnings	1,001.6	703.4
Accumulated other comprehensive loss	(64.3)	(75.2)

Total stockholders' equity	1,658.9	1,338.1
Noncontrolling interest	100.4	12.6

Total equity	1,759.3	1,350.7

Total liabilities and equity	$2,357.1	$2,387.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2007	$0.6	$—	$790.8	$416.8	$(21.2)	$1,187.0	$17.3	$1,204.3

Net earnings	—	—	—	494.5	—	494.5	67.1	561.6
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(1.8)	(1.8)	(1.6)	(3.4)
Unrealized (loss) on securities—net of taxes	—	—	—	—	(8.0)	(8.0)	—	(8.0)
Defined benefit plan—net of taxes	—	—	—	—	1.2	1.2	—	1.2

Comprehensive income						485.9	65.5	551.4

Issuance of $0.01 par value common stock under employee stock plans	—	—	9.9	—	—	9.9	—	9.9
Stock-based compensation expense	—	—	6.6	—	—	6.6	—	6.6
Excess tax benefit from stock-based compensation	—	—	23.8	—	—	23.8	—	23.8
Cash dividends ($0.30 per share)	—	—	—	(16.9)	—	(16.9)	—	(16.9)
Effect of exchange rates changes	—	—	—	—	—	—	(2.5)	(2.5)

Balance at September 30, 2008	$0.6	$—	$831.1	$894.4	$(29.8)	$1,696.3	$80.3	$1,776.6

Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7

Net earnings	—	—	—	314.2	—	314.2	77.0	391.2
Other comprehensive income						—	—	—
Foreign currency translation adjustment	—	—	—	—	3.5	3.5	2.9	6.4
Unrealized gain on securities—net of taxes	—	—	—	—	6.4	6.4	—	6.4
Defined benefit plan—net of taxes	—	—	—	—	1.0	1.0	—	1.0

Comprehensive income						325.1	79.9	405.0

Acquisition of treasury stock under employee stock plans	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Issuance of $0.01 par value common stock under employee stock plans	—	1.8	2.6	(1.5)	—	2.9	—	2.9
Stock-based compensation expense	—	—	4.7	—	—	4.7	—	4.7
Excess tax benefit from stock-based compensation	—	—	4.4	—	—	4.4	—	4.4
Cash dividends ($0.30 per share)	—	—	—	(14.5)		(14.5)	—	(14.5)
Effect of exchange rates changes	—	—	—	—	—	—	7.9	7.9

Balance at September 30, 2009	$0.5	$—	$721.1	$1,001.6	$(64.3)	$1,658.9	$100.4	$1,759.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(in millions)
Operating Activities:
Net earnings	$391.2	$561.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	73.3	75.7
Deferred income taxes	49.6	54.2
Stock compensation expense	4.7	6.6
Excess tax benefit from stock-based compensation	(4.4)	(23.8)
Unrealized loss (gain) on derivatives	(84.8)	98.2
Inventory valuation allowance	(57.0)	—
Loss (gain) on disposal of property, plant and equipment	0.4	(5.9)
Equity in losses (earnings) of unconsolidated affiliates—net of taxes	0.8	(7.5)
Changes in:
Accounts receivable	43.0	(9.9)
Margin deposits	11.3	(22.5)
Inventories	427.3	(386.6)
Prepaid product and expenses	(3.0)	15.3
Accrued income taxes	26.6	(58.7)
Accounts payable and accrued expenses	(67.4)	23.5
Product exchanges—net	(7.7)	7.3
Customer advances—net	(224.5)	272.3
Other—net	(8.9)	14.1

Net cash provided by operating activities	570.5	613.9

Investing Activities:
Additions to property, plant and equipment	(181.4)	(111.3)
Proceeds from the sale of property, plant and equipment	8.9	7.4
Purchases of short-term and auction rate securities	(254.9)	(638.2)
Sales and maturities of short-term and auction rate securities	103.3	607.0
Purchases of marketable equity securities	(247.2)	—
Deposit to asset retirement obligation escrow account	(7.5)	(6.2)
Other—net	(2.5)	1.2

Net cash used in investing activities	(581.3)	(140.1)

Financing Activities:
Dividends paid on common stock	(14.5)	(16.9)
Distributions to noncontrolling interest	(112.3)	(28.4)
Issuances of common stock under employee stock plans	2.9	9.9
Excess tax benefit from stock-based compensation	4.4	23.8

Net cash used in financing activities	(119.5)	(11.6)

Effect of exchange rate changes on cash and cash equivalents	2.8	(0.3)

Increase (decrease) in cash and cash equivalents	(127.5)	461.9
Cash and cash equivalents at beginning of period	625.0	366.5

Cash and cash equivalents at end of period	$497.5	$828.4

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

        These statements should be read in conjunction with our annual consolidated financial statements. Our Annual Report on Form 10-K was filed with the SEC on February 26, 2009. Effective January 1, 2009, we were required to adopt the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810—Consolidation, that pertain to the standard formerly known as Statement of Financial Accounting Standards No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 and the provisions of ASC Topic 260—Earnings Per Share, that pertain to the standard formerly known as FASB Staff Position No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, which have been revised to reflect the retrospective application of these standards, were filed in a Form 8-K with the SEC on May 28, 2009.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, the timing and ultimate settlement costs of asset retirement obligations and environmental and litigation contingencies, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees.

CF INDUSTRIES HOLDINGS, INC.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Current Report on Form 8-K, filed with the SEC on May 28, 2009.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that effective with the quarter ended September 30, 2009, titles and references to accounting standards have been updated to reflect Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) references, where applicable.

Recently Adopted Pronouncements

  •
  The provisions of ASC Topic 810—Consolidation, that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This standard establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted this standard as of January 1, 2009. For additional information, see Note 4—Canadian Fertilizers Limited.

  •
  ASC Topic 805—Business Combinations, (formerly known as SFAS No. 141(R)). This standard requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 805—Business Combinations, that pertain to the standard formerly known as FASB Staff Position (FSP) No. FAS 141(R)-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This standard amends and clarifies previously existing rules and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If

CF INDUSTRIES HOLDINGS, INC.

    an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 260—Earnings Per Share, that pertain to the standard formerly known as FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This standard applies to the calculation of earnings per share (EPS) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this standard did not have a material impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 323—Investments-Equity Method and Joint Ventures, that pertain to the standard formerly known as EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This standard applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. The standard was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 820—Fair Value Measurements and Disclosures, that pertain to the standard formerly known as FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This provides additional requirements for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional information on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The standard was effective for interim and annual periods ending after June 15, 2009.

  •
  The provisions of ASC Topic 320—Investments—Debt and Equity Securities, that pertain to the standard formerly known as FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This standard changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss

CF INDUSTRIES HOLDINGS, INC.

    component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The standard was effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a material impact on our consolidated financial statements. See Note 10—Cash and Cash Equivalents, Short-Term Investments and Other Investments.

  •
  ASU No. 2009-01—Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU establishes the Codification generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Codification was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The ASU was effective for interim and annual periods ending after September 15, 2009. As the Codification does not change or alter existing US GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references.

Recently Issued Pronouncements

  •
  The provisions of ASC Topic 715—Compensation-Retirement Benefits, that pertain to the standard formerly known as FSP No. FAS 132(R)-1—Employers' Disclosures about Postretirement Benefit Plan Assets. This standard updates the requirements for an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. This standard is effective for the Company for the fiscal year ending December 31, 2009.

  •
  SFAS No. 166—Accounting for Transfers of Financial Assets. This standard amends ASC Topic 860 (SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) to remove the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46(R) to variable interest entities that are qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this standard on our consolidated financial statements.

  •
  SFAS No. 167—Amendments to FASB Interpretation FIN No. 46(R). This standard amends the requirements for variable interest entities in ASC Topic 810 (FIN No. 46(R)—Consolidation of Variable Interest Entities) by changing how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this standard on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

  •
  ASU No. 2009-05—Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This ASU provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similar liabilities traded or quoted prices for an identical liability or similar liabilities traded as an asset. An entity may also use a valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. This ASU is effective for the first reporting period beginning after August 27, 2009. We have not yet determined the impact of this ASU on our consolidated financial statements.

  •
  ASU No. 2009-14—Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This ASU also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this ASU on our consolidated financial statements.

4.     Canadian Fertilizers Limited

        Canadian Fertilizers Limited (CFL) owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and Viterra, Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity which we consolidate in accordance with ASC Topic 810—Consolidation (formerly FIN 46(R)—Consolidation of Variable Interest Entities).

        CFL's sales revenue for the three and nine months ended September 30, 2009 was $93.7 million and $366.3 million, respectively, and for the three and nine months ended September 30, 2008 was $186.5 million and $491.9 million, respectively. CFL's assets and liabilities at September 30, 2009 were $324.6 million and $277.7 million, respectively, and at December 31, 2008 were $375.2 million and $334.1 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as noncontrolling interest in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. Amounts reported as noncontrolling interest on our consolidated balance sheet represent the interests of Viterra and the holders of 17% of CFL's common shares. Amounts reported as distributions payable to noncontrolling interest represent Viterra's share of CFL's distributed net earnings that have yet to be paid. A reconciliation of the beginning and ending balances of distributions payable to noncontrolling interest on our consolidated balance sheet is as follows:

	Nine months ended September 30,
	2009	2008
	(in millions)
Distributions payable to noncontrolling interest:
Beginning balance	$(106.0)	$(57.6)
Declaration of distributions payable	—	—
Distributions to noncontrolling interest	112.3	28.4
Effect of exchange rate changes	(6.3)	2.2

Ending balance	$—	$(27.0)

        Refer to the Consolidated Statements of Equity for a reconciliation of the beginning and ending balances of noncontrolling interest.

        Because the Canadian dollar is CFL's functional currency, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Effective January 1, 2009, we adopted the provisions of ASC Topic 820—Fair Value Measurements and Disclosures (formerly SFAS No. 157), which had previously been deferred for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The adoption of this standard did not have a significant impact on our financial position or results of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	Balance as of September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Available-for-sale short-term investments	$205.1	$205.1	$—	$—
Unrealized gains on natural gas derivatives	2.0	—	2.0	—
Asset retirement obligation escrow account	36.5	36.5	—	—
Investments in auction rate securities	139.5	—	—	139.5
Investment in marketable equity securities	242.2	242.2	—	—
Nonqualified employee benefit trust	8.2	8.2	—	—

Total assets at fair value	$633.5	$492.0	$2.0	$139.5

Unrealized losses on natural gas derivatives	$1.8	$—	$1.8	$—

Total liabilities at fair value	$1.8	$—	$1.8	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis:

  •
  Short-term Investments—As of September 30, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and nine months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 10—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

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

CF INDUSTRIES HOLDINGS, INC.

    (NAV) of the investments. See Note 14—Asset Retirement Obligations for additional information. The fair value of this account approximates its cost basis.

  •
  Investments in Auction Rate Securities—Our investments in Auction Rate Securities consist of securities supported by student loans which originated primarily under the Federal Family Education Loan Program (FFELP), and are guaranteed by entities affiliated with governmental entities. Our auction rate securities are accounted for as noncurrent available-for-sale securities. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of reporting under Topic 820 (formerly SFAS No. 157). See Note 10—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

  •
  Investment in Marketable Equity Securities—Our investment in marketable equity securities consists of approximately 7.0 million shares of Terra Industries Inc. common stock, which we acquired through open market purchases in the third quarter of 2009. These shares are classified as noncurrent available-for-sale securities. The fair value of the securities is based on daily quoted market prices. See Note 10—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2009	$177.8
Sales and redemptions	(53.3)
Unrealized gains included in other comprehensive income	15.0

Fair value, September 30, 2009	$139.5

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$38.5	$47.1	$314.2	$494.5

Basic earnings per common share:
Weighted average common shares outstanding	48.5	56.7	48.4	56.5

Net earnings attributable to common stockholders	$0.79	$0.83	$6.49	$8.76

Diluted earnings per common share:
Weighted average common shares outstanding	48.5	56.7	48.4	56.5
Dilutive common shares—stock options	0.8	1.0	0.8	1.1

Diluted weighted average shares outstanding	49.3	57.7	49.2	57.6

Net earnings attributable to common stockholders	$0.78	$0.82	$6.38	$8.59

        For the three and nine months ended September 30, 2009, the computation of diluted earnings per share excludes approximately 0.2 million and 0.2 million, respectively, potentially dilutive stock options because the effect of their inclusion would be antidilutive in accordance with ASC Topic 260—Earnings Per Share (formerly SFAS No. 128).

        Effective January 1, 2009, we adopted the provisions of ASC Topic 260 that pertain to the standard formerly known as FSP No. EITF 03-6-1 and adjusted previously reported earnings per share (EPS) data for comparative purposes. The new provision applies to the calculation of EPS for share based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$1.6	$1.6	$4.7	$4.9
Interest cost on projected benefit obligation	4.0	3.6	12.0	10.8
Expected return on plan assets	(4.0)	(4.0)	(12.0)	(12.1)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of actuarial loss	0.3	0.1	1.0	0.4

Net periodic benefit cost	$2.0	$1.4	$5.8	$4.1

Retiree Medical
Service cost for benefits earned during the period	$0.5	$0.4	$1.4	$1.8
Interest cost on projected benefit obligation	0.7	0.6	1.9	1.6
Amortization of transition obligation	—	0.1	0.2	0.3
Amortization of actuarial loss	0.1	—	0.2	0.2

Net periodic benefit cost	$1.3	$1.1	$3.7	$3.9

        Our 2009 consolidated pension funding contributions are estimated to be approximately $20 million, of which approximately $18 million was funded in the first nine months of 2009.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and nine months ended September 30, 2009 and 2008 was insignificant.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions)
Business combination costs	$3.2	$—	$27.4	$—
Peru project development costs	15.5	—	25.7	—
Bartow costs	0.5	5.3	2.4	7.6
Fixed asset disposals	(0.3)	(4.3)	0.5	(6.0)
Other	0.2	0.6	1.6	1.1

	$19.1	$1.6	$57.6	$2.7

        Business combination costs are associated with our proposed business combination with Terra Industries Inc. and with evaluating and responding to Agrium Inc.'s proposed acquisition of CF Industries Holdings, Inc.

        Bartow costs are primarily provisions for asset retirement obligations at our closed Bartow facility, including closure and post-closure monitoring costs for the cooling pond and water treatment costs.

CF INDUSTRIES HOLDINGS, INC.

9.     Income Taxes

        The income tax provisions recorded for the three and nine months ended September 30, 2009 and 2008 were determined in accordance with the requirements of ASC Topic 270—Interim Reporting (formerly APB Opinion No. 28), and ASC Topic 740—Income Taxes (formerly SFAS No. 109, FIN No. 18, and FIN No. 48).

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

        In the first quarter of 2009, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased from $74.6 million at December 31, 2008 to $88.7 million at September 30, 2009. For additional information concerning these unrecognized tax benefits, see Note 12—Income Taxes, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on May 28, 2009.

10.   Cash and Cash Equivalents, Short-Term Investments and Other Investments

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	September 30, 2009				December 31, 2008
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$20.7	$—	$—	$20.7	$49.4	$—	$—	$49.4
U.S. federal government obligations	460.8	—	—	460.8	562.6	—	—	562.6
Other debt securities	16.0	—	—	16.0	13.0	—	—	13.0

Total cash and cash equivalents	$497.5	$—	$—	$497.5	$625.0	$—	$—	$625.0
Short-term investments	205.1	—	—	205.1	—	—	—	—
Investment in marketable equity securities	247.2	—	(5.0)	242.2	—	—	—	—
Investments in auction rate securities	145.3	—	(5.8)	139.5	198.6	—	(20.8)	177.8
Asset retirement obligation escrow account	36.5	—	—	36.5	28.8	—	—	28.8
Nonqualified employee benefit trust	9.7	—	(1.5)	8.2	10.5	—	(1.9)	8.6

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

Cash and Cash Equivalents

        At September 30, 2009 and December 31, 2008, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        As of September 30, 2009, our short-term investments consisted of available-for-sale U.S. Treasury Bills with original maturities between three and nine months.

Investment in Marketable Equity Securities

        Our investment in marketable equity securities consisted of our investment in Terra Industries Inc. common stock. In the third quarter of 2009, we acquired approximately 7.0 million shares of Terra Industries Inc. common stock which were purchased in the open market and are classified as noncurrent available-for-sale securities.

        We evaluated the recognition and presentation of the impairment of our investment in marketable equity securities in accordance with ASC Topic 320—Investments—Debt and Equity Securities (formerly FSP No. FAS 115-2 and FAS 124-2), which outlines the requirements for assessing impairments of certain securities. We currently have no plans to sell these securities and expect to recover our amortized cost basis in the investment. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income.

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

        In the first quarter of 2008, the market for these securities began to show signs of illiquidity as auctions for several securities failed on their scheduled auction dates. Shortly thereafter, liquidity left the market, causing the traditional auction process to fail. As a result, it was determined that these investments were no longer liquid and we would not be able to access these funds until such time as an auction of these investments is successful, a buyer is found outside of the auction process, and/or the securities are redeemed by the issuer. For the three and nine months ended September 30, 2009, $0.9 million and $53.3 million, respectively, of our auction rate securities were either redeemed by the issuer or sold at par value.

        On June 30, 2009, we adopted the provisions of ASC Topic 320 that pertain to recognition and presentation of other-than-temporary impairments, which outlines the requirements for assessing impairments of certain securities. We currently intend to hold our auction rate securities until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income.

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

CF INDUSTRIES HOLDINGS, INC.

the underlying securities and assess the creditworthiness of these investments as part of our investment process.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheet. These auction rate securities have maturities that range up to 38 years. As of September 30, 2009, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$5.0
1 year up to 20 years	14.6
20 years up to 30 years	47.2
30 years up to 40 years	72.7

$139.5

Asset Retirement Obligation Escrow Account

        At September 30, 2009 and December 31, 2008, we utilized an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities.

Nonqualified Employee Benefit Trust

        At September 30, 2009 and December 31, 2008, we had a nonqualified employee benefit trust which is associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities.

        For additional information on our investment in marketable equity securities, investments in auction rate securities, asset retirement obligation escrow account and nonqualified employee benefit trust, see Note 5—Fair Value Measurements.

11.   Inventories

        Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Fertilizer	$166.8	$526.2
Raw materials, spare parts and supplies	52.8	62.4

	$219.6	$588.6

        At December 31, 2008, fertilizer inventories were net of a $57.0 million valuation allowance related to our phosphate and potash inventories.

CF INDUSTRIES HOLDINGS, INC.

12.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Land	$36.5	$31.8
Mineral properties	196.7	193.0
Manufacturing plants and equipment	2,128.7	1,987.4
Distribution facilities and other	226.2	220.8
Construction in progress	112.4	74.9

	2,700.5	2,507.9
Less: Accumulated depreciation, depletion and amortization	1,933.6	1,846.0

	$766.9	$661.9

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods, as outlined in ASC Topic 908-360—Airlines—Property, Plant, and Equipment (formerly FASB Staff Position No. AUG AIR-1). Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Manufacturing plants and equipment." If we had used the direct expense method, turnaround costs would be expensed as incurred. Turnaround costs are classified as investing activities in the consolidated statements of cash flows and reported in the line entitled, "Additions to property, plant and equipment." The following is a summary of plant turnaround activity for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
	(in millions)
Net capitalized turnaround costs at beginning of the period	$40.6	$47.7
Additions	27.4	16.1
Depreciation	(12.5)	(17.2)
Effect of exchange rate changes	1.3	(0.8)

Net capitalized turnaround costs at end of the period	$56.8	$45.8

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

        Our investment in and advances to Keytrade consist of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Equity investment in Keytrade	$34.0	$32.4
Advances to Keytrade	12.4	12.4

	$46.4	$44.8

        For the three months ended September 30, 2009 and 2008, we recognized in our consolidated statements of operations equity in earnings (loss) of Keytrade of $0.6 million and ($1.4) million, respectively, and for the nine months ended September 30, 2009 and 2008 of ($0.8) million and $7.5 million, respectively. At September 30, 2009, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $5.1 million.

        During the third quarter of 2009, we acquired Keytrade's exclusive U.S. marketing and terminal usage rights related to certain fertilizer products for $2.5 million. These rights are recognized as intangible assets and are being amortized against our share of Keytrade's net income over their useful lives.

        The advances to Keytrade are subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. For the nine months ended September 30, 2009 and 2008, we recognized interest income on advances to Keytrade of $0.2 million and $0.4 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

14.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. We account for AROs in accordance with ASC Topic 410—Asset Retirement and Environmental Obligations (formerly SFAS No. 143 and FIN No. 47). Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2008 to September 30, 2009 are summarized below:

(in millions)
Obligation at December 31, 2008	$100.7
Accretion expense	5.7
Liabilities incurred	1.2
Expenditures	(4.9)
Changes in estimate	(0.4)

Obligation at September 30, 2009	$102.3

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. In addition to reclamation AROs arising from normal mining activity, AROs may also be incurred in the future upon expansion of the Plant City phosphogypsum stack.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Current portion	$9.0	$11.2
Noncurrent portion	93.3	89.5

	$102.3	$100.7

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

CF INDUSTRIES HOLDINGS, INC.

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

        The credit facility is guaranteed by CF Holdings and certain domestic subsidiaries of CF Industries, Inc. (the Loan Parties). The credit facility is secured by substantially all of the personal property and assets, both tangible and intangible, of the Loan Parties, 100% of the equity interests of each Loan Party's direct and indirect domestic subsidiaries other than immaterial subsidiaries, 65% of the equity interests of each Loan Party's first-tier foreign subsidiaries and the real property located in Donaldsonville, Louisiana. For additional information on the credit facility, refer to Note 23—Credit Agreement, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on May 28, 2009. As of September 30, 2009, there was $198.5 million of available credit and no borrowings outstanding under the credit facility.

Notes Payable

        From time to time, CFL receives advances from us and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2009 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates fair value. These notes are classified in current liabilities on the consolidated balance sheet as of September 30, 2009.

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

CF INDUSTRIES HOLDINGS, INC.

consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

        We account for derivatives under ASC Topic 815—Derivatives and Hedging (formerly SFAS No. 133). Under this standard, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments and are recorded in cost of sales.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions)
Realized gains (losses)	$(6.3)	$0.5	$(114.4)	$49.4
Unrealized mark-to-market gains (losses)	1.9	(251.0)	84.8	(98.2)

Net derivative losses	$(4.4)	$(250.5)	$(29.6)	$(48.8)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	September 30, 2009	December 31, 2008
	(in millions)
Unrealized gains in other current assets	$2.0	$0.7
Unrealized losses in other current liabilities	(1.8)	(85.3)

Net unrealized derivative gains (losses)	$0.2	$(84.6)

        As of September 30, 2009 and December 31, 2008, we had open derivative contracts for 5.6 million MMBtus and 16.7 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2009, we used derivatives to cover approximately 43% of our natural gas consumption at Donaldsonville and approximately 44% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. As of September 30, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $1.3 million. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements with respect to our derivative instruments also contain credit risk related contingent features that require us to maintain a minimum net worth level and certain financial

CF INDUSTRIES HOLDINGS, INC.

ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of September 30, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $1.1 million. There was no cash collateral on deposit with counterparties for derivative contracts at September 30, 2009. If we had failed to meet all credit risk contingent thresholds as of September 30, 2009, we could have been required to post up to $1.1 million of collateral with derivative counterparties.

17.   Stock-Based Compensation

2009 Equity and Incentive Plan

        On April 21, 2009, our shareholders approved the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (Plan), which replaced the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (2005 Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock), and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the Plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan shall be the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under the 2005 Plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At September 30, 2009, we had 3.7 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

Awards

        Awards granted under the Plan are accounted for in accordance with ASC Topic 718—Compensation-Stock Compensation (formerly SFAS No. 123R—Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards based on grant date fair values. The fair value of each stock option award is based on the closing market price of our common stock on the date of grant, and is estimated using the Black-Scholes option valuation model. The fair value of a restricted stock award is equal to the closing market price of our common stock on the date of grant.

        At September 30, 2009, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $100.8 million. At December 31, 2008, we had 1.8 million stock options outstanding with an aggregate intrinsic value of $49.1 million. During the three months ended September 30, 2009, we granted 132,200 stock options and 33,200 shares of restricted stock under the Plan. The weighted-

CF INDUSTRIES HOLDINGS, INC.

average grant-date fair value per share for stock options and restricted stock awards granted during the three months ended September 30, 2009 was $36.80 and $82.03, respectively. During the three months ended June 30, 2009, we granted 3,800 stock options and 1,400 shares of restricted stock to employees and 6,776 shares of restricted stock to non-management members of our Board of Directors under the Plan.

        Stock-based compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in millions)
Stock-based compensation expense	$1.7	$2.1	$4.7	$6.6
Income tax benefit	(0.6)	(0.8)	(1.7)	(2.5)

Stock-based compensation expense, net of income taxes	$1.1	$1.3	$3.0	$4.1

        Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $9.5 million as of September 30, 2009, and will be recognized as expense over a weighted-average period of 2.2 years. Pre-tax unrecognized compensation expense for restricted stock awards, net of estimated forfeitures, was $4.4 million as of September 30, 2009, and will be recognized as expense over a weighted-average period of 2.2 years.

        During the three months ended September 30, 2009, 0.1 million stock options were exercised with a pre-tax intrinsic value of $6.0 million. During the nine months ended September 30, 2009, 0.2 million stock options were exercised with a pre-tax intrinsic value of $9.1 million. Cash received from stock option exercises for the three and nine months ended September 30, 2009 was $1.8 million and $2.9 million, respectively. At September 30, 2009, 1.5 million stock options were exercisable with an aggregate intrinsic value of $97.8 million. At December 31, 2008, 1.4 million stock options were exercisable with an intrinsic value of $44.3 million.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three and nine months ended September 30, 2009 were $3.5 million and $4.4 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

18.   Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding gain on securities	—	10.6	—	10.6
Reclassification to earnings	—	(0.2)	1.4	1.2
Deferred taxes and other changes	3.5	(4.0)	(0.4)	(0.9)

Balance at September 30, 2009	$(0.9)	$(7.6)	$(55.8)	$(64.3)

Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized holding loss on securities	—	(12.5)	—	(12.5)
Reclassification to earnings	—	(0.5)	1.4	0.9
Deferred taxes and other changes	(1.8)	5.0	(0.2)	3.0

Balance at September 30, 2008	$(0.8)	$(7.5)	$(21.5)	$(29.8)

        The pre-tax unrealized holding gain on securities of $10.6 million during the nine months ended September 30, 2009 relates primarily to an unrealized holding gain on our investments in auction rate securities partially offset by an unrealized holding loss on our investment in marketable equity securities. The pre-tax unrealized holding loss on securities of $12.5 million during the nine months ended September 30, 2008 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities and investment in marketable equity securities, see Note 5—Fair Value Measurements and Note 10—Cash and Cash Equivalents, Short-term Investments and Other Investments.

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

Environmental

Plant City Environmental Matters

        RCRA Enforcement Initiative.    In December 2004 and January 2005, the United States Environmental Protection Agency (EPA) inspected our Plant City, Florida phosphate fertilizer complex to evaluate the facility's compliance with the Resource Conservation and Recovery Act (RCRA), the federal statute that governs the generation, transportation, treatment, storage and disposal of hazardous wastes. This inspection was undertaken as a part of a broad enforcement initiative commenced by the EPA to evaluate whether mineral processing and mining facilities, including, in particular, all wet

CF INDUSTRIES HOLDINGS, INC.

process phosphoric acid production facilities, are in compliance with RCRA, and the extent to which such facilities' waste management practices have impacted the environment.

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

        In connection with the RCRA enforcement initiative, the EPA collected samples of soil, groundwater and various waste streams at the Plant City facility. The analysis of the split samples collected by the Company during the EPA's inspection did not identify hazardous waste disposal issues impacting the site. The EPA's sampling results appear to be consistent with the Company's own sampling results. Pursuant to a 1992 consent order with the State of Florida, the Company captures and reuses groundwater that has been impacted as a result of the former operation of an unlined gypsum stack at the site. The Company has conducted an additional limited amount of sampling at the Plant City facility, pursuant to a work plan agreed to with the EPA, and a report of the results was submitted to the agency on March 30, 2009. It is the Company's understanding that no further investigation will be required at this time.

        Clean Air Act Investigation.    On March 19, 2007, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review, New Source Performance Standards, and National Emission Standards for Hazardous Air Pollutants at the Plant City facility. The Company responded to this letter with the information requested, completing the document production process in late 2007. The EPA

CF INDUSTRIES HOLDINGS, INC.

initiated this same process in relation to numerous other sulfuric acid plants and phosphoric acid plants throughout the nation, including other facilities in Florida. In some cases, the EPA filed enforcement proceedings asserting that the facilities had not complied with the Clean Air Act. To date, these enforcement proceedings have been resolved through settlements. It is not known at this time whether the EPA will initiate enforcement with respect to the Plant City facility.

        EPCRA Investigation.    Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided initial informational responses to the agency's inquiry on May 14 and May 29, 2009. The EPA has not yet responded to the Company's submittals.

        As a result of the factors discussed above, we cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Plant City environmental matters, and therefore, we cannot determine if the ultimate outcome of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

Louisiana Environmental Matters

        Clean Air Act—Section 185 Fee.    Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. The fee was to be assessed for each calendar year (beginning in 2006) until the area achieved compliance with the ozone NAAQS.

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

        Clean Air Act Information Request.    On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. The Company has completed the submittal of all requested information. It is not known at this time whether the EPA will initiate enforcement with respect to the Donaldsonville facility.

Other

        CERCLA/Remediation Matters.    From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the processing portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. We anticipate that the current owner may bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2009 and 2008 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2009
Net sales
Ammonia	$58.2	$—	$58.2
Urea	128.6	—	128.6
UAN	88.6	—	88.6
DAP	—	93.4	93.4
MAP	—	30.3	30.3
Potash	—	30.3	30.3
Other	0.7	—	0.7

	276.1	154.0	430.1
Cost of sales	174.2	131.9	306.1

Gross margin	$101.9	$22.1	$124.0

Three months ended September 30, 2008
Net sales
Ammonia	$63.4	$—	$63.4
Urea	326.0	—	326.0
UAN	208.6	—	208.6
DAP	—	380.9	380.9
MAP	—	40.8	40.8
Other	1.1	—	1.1

	599.1	421.7	1,020.8
Cost of sales	669.6	230.3	899.9

Gross margin	$(70.5)	$191.4	$120.9

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2009
Net sales
Ammonia	$463.5	$—	$463.5
Urea	607.1	—	607.1
UAN	412.3	—	412.3
DAP	—	421.8	421.8
MAP	—	102.8	102.8
Potash	—	89.8	89.8
Other	4.4	—	4.4

	1,487.3	614.4	2,101.7
Cost of sales	812.8	575.6	1,388.4

Gross margin	$674.5	$38.8	$713.3

Nine months ended September 30, 2008
Net sales
Ammonia	$367.8	$—	$367.8
Urea	912.8	—	912.8
UAN	599.6	—	599.6
DAP	—	834.1	834.1
MAP	—	129.5	129.5
Other	5.3	—	5.3

	1,885.5	963.6	2,849.1
Cost of sales	1,396.5	590.6	1,987.1

Gross margin	$489.0	$373.0	$862.0

        Assets at September 30, 2009 and December 31, 2008, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2009	$678.4	$564.3	$1,114.4	$2,357.1
December 31, 2008	$758.2	$764.1	$865.3	$2,387.6

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments and other investments.

21.   Subsequent Events

        Peru Gas Supply Agreement.    On October 13, 2009, CF Industries Perú S.A.C. ("CF Peru"), an indirect wholly-owned subsidiary of CF Holdings, entered into a contract for the supply of natural gas to its proposed facility to produce nitrogen fertilizers in San Juan de Marcona, Peru. Subject to the satisfaction of certain conditions precedent, including the completion of the facility and related gas pipeline and other infrastructure, the agreement provides for the purchase, on a take-or-pay basis, by CF Peru of up to 99 million cubic feet per day of natural gas. The purchase price for the natural gas used to produce petrochemicals at the facility is based on an index price for urea.

CF INDUSTRIES HOLDINGS, INC.

        Proposed Business Combination with Terra Industries Inc. (Terra).    On November 1, 2009, we modified our previously proposed transaction with Terra and announced that we are offering $32.00 in cash and 0.1034 of a share of CF Industries Holdings Inc. common stock for each share of Terra common stock, provided that the total cash consideration will be reduced by the $7.50 per share special dividend that has been declared by Terra, once it has been paid. Morgan Stanley has committed to provide us with up to $2.5 billion in senior secured financing for the transaction and for ongoing corporate and working capital requirements. The financing commitment expires on November 30, 2009 unless previously extended, subject to there not having been a disruption of the financial markets. The offer made to acquire Terra is subject to approval by the Terra Board of Directors and entering into a definitive agreement, but is not subject to a financing condition. However, the offer may be withdrawn if not accepted by November 30, 2009.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes. Our Annual Report on Form 10-K was filed with the SEC on February 26, 2009. Effective January 1, 2009, we were required to adopt the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810—"Consolidation", that pertain to the standard formerly known as Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" and the provisions of ASC Topic 260—"Earnings Per Share," that pertain to the standard formerly known as FASB Staff Position No. EITF 03-6-1—"Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". Our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, which have been revised to reflect the retrospective application of these standards, were filed in a Form 8-K with the SEC on May 28, 2009. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2009 Compared to the Third Quarter of 2008

  •
  Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

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

CF INDUSTRIES HOLDINGS, INC.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $38.5 million in the third quarter of 2009 compared to $47.1 million in the same quarter of 2008. Our results for the third quarter of 2009 included a net $1.9 million pre-tax unrealized mark-to-market gain ($1.1 million after tax) on natural gas derivatives, and $18.7 million ($10.1 million after tax) of business combination related expenses and development costs for our proposed nitrogen complex in Peru. The business combination related expenses are associated with CF Holdings' proposed business combination with Terra Industries Inc. and costs associated with responding to Agrium Inc.'s proposed acquisition of CF Holdings.

    Net earnings attributable to common stockholders of $47.1 million for the third quarter of 2008 included a net $251.0 million pre-tax unrealized mark-to-market loss ($165.4 million after tax) on natural gas derivatives. There were no business combination expenses in the third quarter of 2008. Project development expenses related to Peru totaled $0.3 million in that quarter.

  •
  Our gross margin increased 3% to $124.0 million in the third quarter of 2009 from $120.9 million in the same quarter of 2008. The higher gross margin resulted from unrealized mark-to-market gains on natural gas derivatives in the current year quarter as opposed to unrealized mark-to-market losses in the third quarter of 2008. Lower fertilizer raw material costs and lower nitrogen purchased product costs, offset by lower average nitrogen and phosphate fertilizer selling prices also contributed to the higher gross margin in the third quarter of 2009.

  •
  Our net sales decreased $590.7 million, or 58%, to $430.1 million in the third quarter of 2009 from $1.0 billion in the third quarter of last year. The decrease reflected lower average nitrogen and phosphate fertilizer selling prices. Total sales volume of 1.73 million tons approximated the amount sold in the comparable quarter of 2008 as potash sales and increased export sales of nitrogen and phosphate fertilizers helped offset lower domestic sales of nitrogen and phosphate fertilizers. There were no potash sales in the third quarter of the prior year.

  •
  Cash flow from operations decreased $43.4 million, or 7%, to $570.5 million during the first nine months of 2009 compared to the same period of 2008, as lower operating results were partially offset by lower levels of working capital, particularly lower inventory and customer advances at the end of the third quarter of 2009.

CF INDUSTRIES HOLDINGS, INC.

  •
  We paid cash dividends of $4.9 million in the third quarter of 2009, a decrease of $0.7 million from the third quarter of 2008 due to fewer common shares outstanding as a result of our fourth quarter 2008 share repurchase program.

  •
  Net earnings attributable to common stockholders of $314.2 million for the nine months ended September 30, 2009 were $180.3 million less than net earnings attributable to common stockholders of the comparable period of 2008. The decrease was due primarily to lower average nitrogen and phosphate selling prices, business combination related expenses, and higher development costs of our proposed nitrogen complex in Peru, which were partially offset by an unrealized gain from mark-to-market adjustments on natural gas derivatives versus an unrealized loss in 2008, lower fertilizer raw material costs and lower nitrogen purchased product costs.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except per share amounts)
Net sales	$430.1	$1,020.8	$(590.7)	$2,101.7	$2,849.1	$(747.4)
Cost of sales	306.1	899.9	(593.8)	1,388.4	1,987.1	(598.7)

Gross margin	124.0	120.9	3.1	713.3	862.0	(148.7)
Selling, general and administrative	15.1	16.7	(1.6)	47.0	53.0	(6.0)
Other operating—net	19.1	1.6	17.5	57.6	2.7	54.9

Operating earnings	89.8	102.6	(12.8)	608.7	806.3	(197.6)
Interest expense	0.4	0.4	—	1.1	1.2	(0.1)
Interest income	(2.1)	(6.7)	4.6	(4.1)	(21.8)	17.7
Other non-operating—net	—	3.4	(3.4)	(0.4)	(1.4)	1.0

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	91.5	105.5	(14.0)	612.1	828.3	(216.2)
Income tax provision	32.1	27.5	4.6	220.1	274.2	(54.1)
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	0.6	(1.4)	2.0	(0.8)	7.5	(8.3)

Net earnings	60.0	76.6	(16.6)	391.2	561.6	(170.4)
Less: Net earnings attributable to the noncontrolling interest	21.5	29.5	(8.0)	77.0	67.1	9.9

Net earnings attributable to common stockholders	$38.5	$47.1	$(8.6)	$314.2	$494.5	$(180.3)

Diluted net earnings per share attributable to common stockholders	$0.78	$0.82	$(0.04)	$6.38	$8.59	$(2.21)
Diluted weighted average common shares outstanding	49.3	57.7	(8.4)	49.2	57.6	(8.4)
Dividends declared per common share	$0.10	$0.10	$—	$0.30	$0.30	$—

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2009 Compared to the Third Quarter of 2008

Consolidated Operating Results

        Our results for the third quarter were impacted by declines in selling prices for both nitrogen and phosphate products as compared to the prior year period. In late 2008, market selling prices for fertilizer products started to decline following the spike in market prices that was experienced earlier in 2008. The sharp decline in prices in the third quarter of 2009 resulted from lower demand due to a change in customer sentiment as a result of a decline in grain prices, high system-wide inventory levels of nitrogen and phosphate fertilizer, the global economic slowdown and declining fertilizer raw material input costs. Key raw material input costs also declined in the third quarter of 2009 as compared to the prior year period, particularly for natural gas and sulfur. The lower raw material input costs partially offset the impact of lower selling prices. Customers demonstrated cautious purchasing patterns during the third quarter of 2009 due to the volatility in fertilizer prices and uncertainty over the direction of future fertilizer and grain prices. The total volume of products sold in the third quarter approximated the volume sold in the prior year period. However, due to weakness in the domestic market, we responded by increasing the volume of products sold in the export market.

        Our total gross margin increased by $3.1 million to $124.0 million for the third quarter of 2009 from $120.9 million for the same period in 2008 as a $172.4 million increase in the nitrogen segment gross margin was offset by a $169.3 million decline in the phosphate segment. Nitrogen segment results included unrealized mark-to-market gains on natural gas derivatives as opposed to unrealized mark-to-market losses in the third quarter of 2008. In addition, lower realized natural gas costs and lower nitrogen purchased product costs were partially offset by lower selling prices in the third quarter of 2009. In the phosphate segment, lower average phosphate selling prices were partially offset by lower raw material costs. Net earnings attributable to common stockholders of $38.5 million for the third quarter of 2009 included a net pre-tax unrealized mark-to-market gain of $1.9 million ($1.1 million after tax) on natural gas derivatives and $18.7 million ($10.1 million after tax) of transaction related expenses associated with our proposed business combination with Terra Industries Inc., the cost of responding to Agrium Inc.'s proposed acquisition of CF Holdings, and the development costs for our Peru project. Net earnings attributable to common stockholders of $47.1 million for the third quarter of 2008 included a net pre-tax unrealized mark-to-market loss of $251.0 million ($165.4 million after tax) on natural gas derivatives. There were no business combination expenses in the third quarter of 2008. The total Peru project development costs were $0.3 million in the third quarter of 2008.

Net Sales

        Our net sales decreased 58% to $430.1 million in the third quarter of 2009 from $1.0 billion in the third quarter of 2008 reflecting declines in both the nitrogen and phosphate segments. Total sales volume of 1.73 million tons in the third quarter of 2009 approximated the level sold in the comparable prior year quarter. In the nitrogen segment, net sales decreased $323.0 million, or 54%, to $276.1 million in the third quarter of 2009 compared to $599.1 million in the same quarter of last year due primarily to lower average selling prices of all major products. Prices decreased from the record high prices realized in 2008. Nitrogen fertilizer sales volume in the third quarter of 2009 declined by 3% from the corresponding period of 2008 as declines in domestic urea and UAN sales volumes were partially offset by increased exports of UAN and domestic ammonia sales. In the phosphate segment, net sales decreased 63% to $154.0 million in the third quarter of 2009 compared to $421.7 million in the third quarter of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher potash sales volume. In the third quarter of 2009, average phosphate fertilizer prices decreased by 69% compared to the record high prices realized in the same quarter of 2008. Our total phosphate segment sales volume in the third quarter of 2009 increased by 9% from the volume sold during the

CF INDUSTRIES HOLDINGS, INC.

same period in 2008 due primarily to potash sales. We purchased and stored potash in the second half of 2008, initiated sales in the second quarter and depleted our inventory in the third quarter of 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $141 per ton in the third quarter of 2009 compared to $522 per ton in the same quarter of 2008. This 73% decrease was due primarily to unrealized gains from mark-to-market adjustments on natural gas derivatives in the third quarter of 2009 versus unrealized losses in 2008, lower realized natural gas costs and lower purchased product costs. Phosphate segment cost of sales averaged $265 per ton in the third quarter of 2009 compared to $504 per ton in the third quarter of the prior year, a decrease of 47%, due mainly to lower raw material costs for phosphate fertilizers in the third quarter of 2009 partially offset by the cost of purchased potash fertilizer that had a higher than average cost.

        During the third quarter of 2009, we sold approximately 0.5 million tons of fertilizer under our Forward Pricing Program (FPP), representing approximately 29% of our total fertilizer sales volume for the quarter. In the comparable period of 2008, we sold approximately 1.2 million tons of fertilizer under this program, representing approximately 69% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $1.6 million to $15.1 million in the third quarter of 2009 from $16.7 million in the same quarter of 2008. The decrease was due primarily to lower expense for performance-based incentive compensation and long-term stock-based compensation.

Other Operating—Net

        Other operating—net increased $17.5 million to $19.1 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008. This increase was due primarily to $3.2 million associated with our proposed business combination with Terra Industries Inc. and the cost of responding to Agrium Inc.'s proposed acquisition of CF Holdings, and $15.5 million related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest income decreased to $1.7 million in the third quarter of 2009 from $6.3 million in the third quarter of 2008, due primarily to lower average interest rates.

Income Taxes

        The income tax provisions recorded for the quarters ended September 30, 2009 and 2008 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        Effective with the adoption of ASC Topic 810—Consolidation (formerly SFAS No. 160), pre-tax income now includes income attributable to the noncontrolling interest (formerly known as minority interest). The noncontrolling interest represents the income of the 34% interest in CFL that we do not own. The effective tax rate for the third quarter of 2009 based on the reported tax provision of $32.1 million and reported pre-tax income of $91.5 million is 35.1%. This compares to 26.1% in the same period of the prior year. The effective tax rate for the third quarter of 2009 based on pre-tax income exclusive of the noncontrolling interest is 45.9%. This compares to 36.2% in the prior year quarter. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling

CF INDUSTRIES HOLDINGS, INC.

interest is due primarily to the impact of the nondeductible costs associated with the Terra, Agrium and Peru activities.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes in the third quarters of 2009 and 2008 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The decrease in the third quarter of 2009 was due to a decline in CFL operating results.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $0.78 per share in the third quarter of 2009 from $0.82 per share in the comparable quarter of 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the share repurchase program that was concluded in the fourth quarter 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Operating Results

        Our total gross margin decreased by $148.7 million to $713.3 million for the nine months ended September 30, 2009 from $862.0 million for the comparable period in 2008 as a $185.5 million increase in the nitrogen segment gross margin was more than offset by a $334.2 million decline in the phosphate segment. In the nitrogen segment, we had unrealized gains from mark-to-market adjustments on natural gas derivatives compared to unrealized losses in the same period of 2008. The nitrogen segment also had lower realized natural gas costs and lower purchased product costs that were partially offset by lower average selling prices. In the phosphate segment, lower average phosphate fertilizer selling prices were partially offset by lower fertilizer raw material costs and increased phosphate fertilizer sales volume. Net earnings attributable to common stockholders of $314.2 million for the nine months ended September 30, 2009 included a net pre-tax unrealized mark-to-market gain of $84.8 million ($49.9 million after tax) on natural gas derivatives, a $29.3 million non-cash inventory valuation charge ($17.3 million after tax) associated with our potash inventory and $53.1 million ($31.3 million after tax) of total costs associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings and development costs of our proposed project in Peru. Net earnings attributable to common stockholders of $494.5 million for the nine months ended September 30, 2008 included a net pre-tax unrealized mark-to-market loss of $98.2 million ($63.1 million after tax) on natural gas derivatives. There were no inventory valuation adjustments or business combination expenses in the first nine months of 2008. The total Peru project development costs included in the first nine months of 2008 were $0.5 million.

Net Sales

        Our net sales decreased 26% to $2.1 billion for the nine months ended September 30, 2009 from $2.8 billion for the same period last year, reflecting declines in both the nitrogen and phosphate segments. Our total sales volume of 6.08 million tons approximated the prior year's level. In the nitrogen segment, net sales decreased $398.2 million to $1.5 billion for the nine months ended

CF INDUSTRIES HOLDINGS, INC.

September 30, 2009 compared to $1.9 billion for the same period of 2008 due primarily to lower average selling prices. Average nitrogen fertilizer selling prices decreased by 16% for the nine months ended September 30, 2009 as a result of the sharp decline in market selling prices from the record high prices realized during 2008. In the phosphate segment, net sales of $614.4 million for the nine months ended September 30, 2009 were 36% lower than the $963.6 million sold in the same period of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. Average phosphate fertilizer selling prices decreased by 51% for the nine months ended September 30, 2009 compared to the same period of last year. Our total phosphate segment sales volume for the nine months ended September 30, 2009 increased by 315,000 tons, or 23%, from the amount sold during the same period in 2008 due primarily to higher export sales and to sales of potash which was introduced and sold in the second and third quarters of 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $186 per ton for the nine months ended September 30, 2009 compared to $299 per ton in the same period of 2008. The 38% decrease was due primarily to unrealized gains from mark-to-market adjustments on natural gas derivatives in the first nine months of 2009 versus unrealized losses in the comparable prior year period, lower realized natural gas costs, and lower purchased product costs. Phosphate segment cost of sales averaged $339 per ton for the nine months ended September 30, 2009 compared to $427 per ton in the same period of the prior year, a decrease of 21%, due mainly to lower raw material costs, partially offset by the cost of potash fertilizer in the second and third quarters of 2009 which was purchased and had a higher than average cost. During the nine months ended September 30, 2009, we sold approximately 2.2 million tons of fertilizer under our FPP, representing approximately 36% of our total fertilizer sales volume for the period. In the comparable period of 2008, we sold approximately 4.3 million tons of fertilizer under this program, representing approximately 71% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $6.0 million to $47.0 million for the nine months ended September 30, 2009 from $53.0 million in the corresponding period of the prior year. The decrease was due primarily to lower performance-based incentive compensation expense, lower long-term stock-based compensation expense and lower corporate office expenses.

Other Operating—Net

        Other operating—net increased $54.9 million to $57.6 million for the nine months ended September 30, 2009 compared to $2.7 million for the same period of last year. This increase was due primarily to $27.4 million of costs associated with our proposed business combination with Terra Industries Inc., the cost of evaluating and responding to Agrium Inc.'s proposed acquisition of CF Holdings, and $25.7 million of development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest income decreased to $3.0 million for the nine months ended September 30, 2009 from $20.6 million in the same period of 2008, due primarily to lower average interest rates.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        The income tax provisions recorded for the nine months ended September 30, 2009 and 2008 were based upon our estimated annual effective tax rate, which includes applicable federal, foreign and state income taxes.

        The effective tax rate for the nine months ended September 30, 2009 based on the reported tax provision of $220.1 million and reported pre-tax income of $612.1 million is 36.0%. This compares to 33.1% in the prior year comparable period. The effective tax rate for the nine months ended September 30, 2009 based on pre-tax income exclusive of the noncontrolling interest is 41.1%. This compares to 36.0% in the same period of the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest is due primarily to the impact of the nondeductible costs associated with the Terra, Agrium and Peru activities.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes for the nine months ended September 30, 2009 and 2008 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase for the nine months ended September 30, 2009 was due to improved CFL operating results.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased to $6.38 per share for the nine months ended September 30, 2009 from $8.59 per share in the comparable period of 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the fourth quarter 2008 share repurchase program.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$276.1	$599.1	$(323.0)	$1,487.3	$1,885.5	$(398.2)
Cost of sales	174.2	669.6	(495.4)	812.8	1,396.5	(583.7)

Gross margin	$101.9	$(70.5)	$172.4	$674.5	$489.0	$185.5
Gross margin percentage	36.9%	(11.8)%		45.4%	25.9%
Tons of product sold (000s)	1,238	1,282	(44)	4,381	4,666	(285)
Sales volume by product (000s)(1)
Ammonia	164	111	53	778	717	61
Urea	495	547	(52)	1,942	2,001	(59)
UAN	570	615	(45)	1,618	1,912	(294)
Other nitrogen products	9	9	—	43	36	7
Average selling price per ton by product
Ammonia	$355	$571	$(216)	$596	$513	$83
Urea	260	596	(336)	313	456	(143)
UAN	155	339	(184)	255	314	(59)
Cost of natural gas (per MMBtu)(2)
Donaldsonville	$3.57	$10.48	$(6.91)	$5.37	$9.18	$(3.81)
Medicine Hat	2.66	7.72	(5.06)	4.24	8.07	(3.83)
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$3.15	$9.02	$(5.87)	$3.80	$9.64	$(5.84)
AECO (Alberta)	2.68	7.56	(4.88)	3.22	8.50	(5.28)
Depreciation and amortization	$14.9	$13.5	$1.4	$43.2	$43.1	$0.1
Capital expenditures	$40.4	$25.5	$14.9	$127.6	$59.6	$68.0
Production volume by product (000s)
Ammonia(3)(4)	818	771	47	2,294	2,409	(115)
Granular urea(3)	514	518	(4)	1,736	1,716	20
UAN (28%)	625	546	79	1,705	1,912	(207)

(1)
Sales volume by product figures for the three and nine months ended September 30, 2009, include export sales of 12,000 and 36,000 tons for urea and 120,000 and 275,000 tons for UAN, respectively. There were no nitrogen exports in the comparable periods of 2008.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, the noncontrolling interest holder of CFL.

(4)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2009 Compared to the Third Quarter of 2008

        Net Sales.    Nitrogen segment net sales decreased $323.0 million, or 54%, to $276.1 million in the third quarter of 2009 compared to $599.1 million in the third quarter of 2008 due primarily to lower average selling prices of all major products. Prices across all nitrogen fertilizers in the third quarter of 2009 declined from the record high levels of the third quarter of 2008 as previously described. Total nitrogen sales volume of 1.24 million tons in the third quarter of 2009 declined by 3% from the same period of last year. Ammonia sales volume increased during the third quarter of 2009 compared to the third quarter of 2008 due to increased demand in anticipation of the fall application season. Urea sales volume, however, declined in the third quarter of 2009 as compared to the same period in 2008 as domestic customers continued to be cautious in their purchasing patterns. We exported approximately 12,000 tons of urea during the quarter. UAN sales volume also decreased during the third quarter as the domestic market demonstrated similar cautious customer behavior and our decision to reduce UAN sales in a specific domestic market due to low margin opportunities. We exported approximately 120,000 tons of UAN as better margins were available in those markets than in the domestic markets.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $141 per ton in the third quarter of 2009 compared to $522 per ton in the third quarter of 2008. The 73% decrease was due primarily to unrealized gains from mark-to-market adjustments on natural gas derivatives in the current period versus unrealized losses in 2008, lower realized natural gas costs and lower purchased product costs. We recognized a net $1.9 million unrealized mark-to-market gain in the third quarter of 2009 compared to a net $251.0 million unrealized mark-to-market loss in the same period of 2008. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, declined by 66% in the third quarter of 2009 versus the comparable period of 2008. The decline in natural gas prices during the third quarter of 2009 was due to reduced demand for natural gas as a result of the economic slowdown and record storage levels. Purchased product costs were approximately $57.7 million lower in 2009 than in 2008 due to both a lower volume of product purchased for resale and lower prices paid for these products.

        During the third quarter of 2009, we sold approximately 443,000 tons of nitrogen fertilizers under our FPP, representing approximately 36% of our nitrogen sales volume for the quarter. In the comparable period of 2008, we sold approximately 960,000 tons of nitrogen fertilizers under this program, representing approximately 75% of our nitrogen volume.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

        Net Sales.    Nitrogen segment net sales decreased $398.2 million, or 21%, to $1.5 billion for the nine months ended September 30, 2009 compared to $1.9 billion for the same period of 2008 due primarily to lower average selling prices for urea and UAN. Total nitrogen sales volume of 4.38 million tons was 6% below the prior period's volume due to a decline in urea and UAN sales. Domestic urea and UAN sales volume decreased due to wet weather during the spring application period as well as customers drawing down inventories as they remained cautious about restocking. Lower domestic demand was partially offset by increased export sales during the 2009 period.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $186 per ton for the nine months ended September 30, 2009 compared to $299 per ton in the same period of 2008. The 38% decrease was due primarily to unrealized gains from mark-to-market adjustments on natural gas derivatives in the current period versus unrealized losses in 2008, lower realized natural gas costs and lower purchased product costs. We recognized a net $84.8 million unrealized mark-to-market gain in the nine months ended September 30, 2009 compared to a net $98.2 million unrealized mark-to-market loss in the same period of 2008. The overall weighted average cost of natural gas supplied to our

CF INDUSTRIES HOLDINGS, INC.

Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, declined by 43% for the nine months ended September 30, 2009 versus the cost in the comparable period of 2008. Natural gas prices declined during the year due to weak demand. Purchased product costs were approximately $114.4 million lower in the first nine months of 2009 than in 2008 due to both a lower volume of product purchased and to lower prices paid for these products.

        During the nine months ended September 30, 2009, we sold approximately 1.9 million tons of nitrogen fertilizers under our FPP, representing approximately 44% of our nitrogen sales volume for the period. In the comparable period of 2008, we sold approximately 3.4 million tons of nitrogen fertilizers under this program, representing approximately 74% of our nitrogen volume.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products, plus the results from sales of potash. The potash results are shown separately below since potash is a purchased product for resale. Within the following segment

CF INDUSTRIES HOLDINGS, INC.

discussion, the term phosphate fertilizer is used to delineate the results of our DAP and MAP products within the segment's results.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
	(in millions, except as noted)
Net sales	$154.0	$421.7	$(267.7)	$614.4	$963.6	$(349.2)
Cost of sales	131.9	230.3	(98.4)	575.6	590.6	(15.0)

Gross margin	$22.1	$191.4	$(169.3)	$38.8	$373.0	$(334.2)
Gross margin percentage	14.4%	45.4%		6.3%	38.7%
Gross margin by product
DAP/MAP	21.3	191.4	(170.1)	72.8	373.0	(300.2)
Potash	0.8	—	0.8	(34.0)	—	(34.0)
Gross margin percentage by product
DAP/MAP	17.2%	45.4%		13.9%	38.7%
Potash	2.6%	—		(37.9)%	—
Tons of product sold (000s)	497	457	40	1,698	1,383	315
Sales volume by product (000s)
DAP	332	404	(72)	1,246	1,167	79
MAP	107	53	54	288	216	72
Potash	58	—	58	164	—	164
Domestic vs. export sales of DAP/MAP (000s)
Domestic	342	277	65	997	1,037	(40)
Export	155	180	(25)	701	346	355
Average selling price per ton by product
DAP	$281	$943	$(662)	$338	$715	$(377)
MAP	283	771	(488)	357	600	(243)
Potash	527	—	527	548	—	548
Depreciation, depletion and amortization	$11.5	$10.1	$1.4	$28.4	$30.1	$(1.7)
Capital expenditures	$13.9	$12.8	$1.1	$53.4	$50.4	$3.0
Production volume by product (000s)
Phosphate rock	914	871	43	2,268	2,724	(456)
Sulfuric acid	600	669	(69)	1,681	1,892	(211)
Phosphoric acid as P2O5(1)	223	262	(39)	671	761	(90)
DAP/MAP	443	526	(83)	1,336	1,522	(186)

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2009 Compared to the Third Quarter of 2008

        Net Sales.    Phosphate segment net sales decreased 63% to $154.0 million in the third quarter of 2009 compared to $421.7 million in the third quarter of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher potash sales volume. We purchased potash fertilizer and stored it in our distribution network for sale in the 2009 growing season. The potash results are included in the

CF INDUSTRIES HOLDINGS, INC.

phosphate segment. Average phosphate fertilizer selling prices for the third quarter of 2009 decreased by 69% as compared to the record high prices in the third quarter of last year, due to weaker domestic and international markets. Our total level of phosphate fertilizer sales of 497,000 tons in the third quarter of 2009 was 9% higher than in the comparable period in 2008 due to 58,000 tons of potash fertilizer which we sold in the third quarter of 2009, partially offset by lower export sales.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $233 per ton in the third quarter of 2009 compared to $504 per ton in the same quarter of the prior year. The 54% decrease was due mainly to lower sulfur and ammonia costs. Sulfur prices remained low in the third quarter of 2009 at approximately $13 per long ton compared to approximately $608 per long ton in the third quarter of 2008 due to weak international and domestic demand. Ammonia costs were 66% lower in the third quarter of 2009 compared to the same quarter of 2008 due to a weaker international market.

        During the third quarter of 2009, we sold approximately 61,000 tons of phosphate fertilizers under our FPP representing approximately 12% of our phosphate sales volume for the quarter. In the comparable period of 2008, we sold approximately 237,000 tons of phosphate fertilizers under this program representing approximately 52% of our phosphate volume.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

        Net Sales.    Phosphate segment net sales of $614.4 million for the nine months ended September 30, 2009 were 36% lower than the $963.6 million sold in the same period of 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. Average phosphate fertilizer selling prices for the nine months ended September 30, 2009 were 51% lower than the record high selling prices in the prior year period, resulting from a decline in domestic demand as customers remained cautious and drew down inventories rather than restocking. Our total level of phosphate fertilizer sales of 1.70 million tons for the nine months ended September 30, 2009 was 23% higher than the comparable period in 2008 as we increased exports in response to weak domestic demand. We sold 164,000 tons of potash during the nine months ended September 30, 2009.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $295 per ton for the nine months ended September 30, 2009 compared to $427 per ton in the same period of the prior year. The 31% decrease was due mainly to lower sulfur and ammonia costs. The average cost of sulfur for the nine months ended September 30, 2009 was 93% below the prior year's level due to lower worldwide demand for phosphate production.

        At December 31, 2008, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. Net realizable values for our phosphate and potash inventories are determined considering the fertilizer pricing environment at the time, as well as our expectations of future price realizations. The inventory that was held at December 31, 2008 included inventory that was produced or purchased earlier when input costs and fertilizer prices were higher. During the first quarter of 2009, we sold all of the higher cost phosphate inventory that existed at December 31, 2008. At September 30, 2009, we reassessed the net realizable values of the inventory held. Based on this analysis, no additional inventory valuation reserves were necessary for the phosphate fertilizer inventory. However, during the first and second quarters of 2009, additional inventory valuation reserves of $24.3 million and $5.0 million, respectively, were recognized related to the potash inventory. During the third quarter, we sold all remaining potash inventory. See the "Critical Accounting Policies and Estimates" in our annual consolidated financial statements on Form 8-K as

CF INDUSTRIES HOLDINGS, INC.

filed with the SEC on May 28, 2009 for additional information on our accounting policies related to inventory valuation.

        During the nine months ended September 30, 2009, we sold approximately 260,000 tons of phosphate fertilizers under our FPP representing approximately 15% of our phosphate sales volume for the period. In the comparable period of 2008, we sold approximately 891,000 tons of phosphate fertilizers under this program representing approximately 65% of our phosphate volume.

Liquidity and Capital Resources

        Our primary source of cash is from operations which includes customer advances. Our primary uses of cash are for operating costs, working capital, capital expenditures, investments and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of September 30, 2009, we had cash and cash equivalents of $497.5 million, short-term investments of $205.1 million and a $123.3 million current liability attributable to customer advances related to cash deposits received under our FPP. Short-term investments held at September 30, 2009 consisted of U.S. Treasury Bills with original maturities between three and nine months that are reported at fair value. As of December 31, 2008, we had cash and cash equivalents of $625.0 million and a $347.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We hold investments in available-for-sale tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of September 30, 2009, our investments in auction rate securities were reported at their fair value of $139.5 million after reflecting a $5.8 million unrealized holding loss against a cost basis (par value) of $145.3 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. These auction rate securities have stated maturities that range up to 38 years. During the third quarter of 2009, $0.9 million of auction rate securities were redeemed at par value. At December 31, 2008, our investments in auction rate securities, comprised of securities supported by student loans, totaled $177.8 million after reflecting a $20.8 million unrealized holding loss against a cost basis of $198.6 million.

        In February 2008, the market for auction rate securities began to show signs of illiquidity. Shortly thereafter, liquidity left the market and auctions began to fail. A failed auction occurs when there are insufficient bids for the number of instruments being offered. Upon a failed auction, the holders of those instruments continue to hold them and each instrument begins to carry an interest rate based upon a certain predefined formula for that particular security. Subsequent to the market collapse for these securities, $123.1 million of our auction rate securities have been either redeemed by the issuers or sold at par value, including all of our auction rate securities that were supported by municipal bonds.

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

        Due to the illiquidity in the credit markets and the failed auctions that started in February 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs) under the provisions of ASC Topic 820—Fair Value Measurements and Disclosures (formerly SFAS No. 157). As disclosed in Note 5 to our unaudited consolidated financial statements, ASC Topic 820 requires supplemental disclosures regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 22% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at September 30, 2009. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reduced the unrealized holding loss recorded at June 30, 2009 by $3.8 million. After reflecting these adjustments, the remaining unrealized holding loss against the cost basis in the investments at September 30, 2009 was $5.8 million. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP No. FAS 115-2 and FAS 124-2). See Note 5 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities. The unrealized holding loss that has been reported in other comprehensive income is included in the net $139.5 million investment balance in auction rate securities. At September 30, 2009, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $8.0 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

CF INDUSTRIES HOLDINGS, INC.

Investment in Marketable Equity Securities

        Our investment in marketable equity securities consists of our investment in Terra Industries Inc. common stock. In the third quarter of 2009, we acquired approximately 7.0 million shares of Terra Industries Inc. common stock which were purchased in the open market and are classified as noncurrent available-for-sale securities. In accordance with ASC Topic 320—Investments—Debt and Equity Securities (formerly FSP No. FAS 115-2 and FAS124-2), these securities are recorded at their fair value based on daily quoted market prices. At September 30, 2009, our investment is reported at its fair value of $242.2 million after reflecting a $5.0 million unrealized holding loss that was recorded in other comprehensive income. See Note 10 to our unaudited consolidated financial statements for additional information regarding our investment in marketable equity securities.

Debt

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.6 million as of September 30, 2009 compared to $4.1 million as of December 31, 2008.

        There were no outstanding borrowings under our $250 million credit facility as of September 30, 2009 or December 31, 2008. As of September 30, 2009 and December 31, 2008, we had $198.5 million and $220.5 million, respectively, available under our credit facility.

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

        A significant portion of the sales proceeds from FPP orders are generally collected in advance of shipment, thereby reducing or eliminating the accounts receivable related to such sales. As of September 30, 2009 and December 31, 2008, we had approximately $123.3 million and $347.8 million, respectively, in customer advances on our consolidated balance sheet. As of September 30, 2009 and December 31, 2008, we had approximately 691,000 tons and 1.4 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next six months. As of September 30, 2008, we had approximately 2.6 million tons of nitrogen and phosphate product committed to be sold under this program.

CF INDUSTRIES HOLDINGS, INC.

        While customer advances were a significant source of liquidity in the nine months ended September 30, 2009 and 2008, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. The lower level of forward orders as of September 30, 2009 compared to September 30, 2008 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Since we generally match fixed price gas commitments to our nitrogen FPP orders, the lower level of FPP orders as of September 30, 2009 resulted in a lower level of fixed price natural gas than we had at September 30, 2008. This increased exposure of our nitrogen fertilizer margins to changes in natural gas prices.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. However, there were no significant impacts from such transactions during the first nine months of 2009. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

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

        As of September 30, 2009, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $1.1 million. There was no cash collateral on deposit with counterparties for derivative contracts at September 30, 2009. If we had failed to meet all credit risk contingent thresholds as of September 30, 2009, we could have been required to post up to $1.1 million of collateral with derivative counterparties.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations

CF INDUSTRIES HOLDINGS, INC.

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

        We may be subject to additional financial assurance requirements in connection with the enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet a specified financial test and/or contribute cash or other qualifying assets into a trust designated to be used for closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiation with the United States Department of Justice and the United States Environmental Protection Agency on this aspect as well as all other aspects of the enforcement initiative. Consequently, we cannot predict the ultimate outcome of this matter or its impact on future cash flows. See Note 19 to our unaudited consolidated financial statements for additional information on the RCRA enforcement initiative.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our Form 8-K as filed with the SEC on May 28, 2009 for additional information on financial assurance requirements.

Other Liquidity Requirements

        The decrease in the domestic demand for fertilizer in the fourth quarter of 2008 continued into 2009 due to high downstream fertilizer inventories, wet weather conditions in the spring, uncertain farm economics and cautious purchasing behavior on the part of our customers. We did not experience overall lower sales volume during the nine months ended September 30, 2009 as we have increased our export sales volume in response to the lower domestic demand. Should domestic demand continue at a reduced level, we may continue to experience lower domestic sales volume and/or lower selling prices for our nitrogen and phosphate fertilizers as compared to the prior year. Fertilizer application occurs seasonally and farmers can delay certain fertilizer purchases if uncertainty exists. Due to the current uncertain economic climate, certain customers are being cautious in making purchasing commitments. Declines in sales volume or decreases in selling prices could adversely affect net sales, operating earnings and cash generated by operations. In addition, such declines in sales volume could lead to greater working capital requirements, lower plant operating rates and higher per-ton production costs. Concurrent with the decline in fertilizer selling prices in the nine months ended September 30, 2009, we have experienced a drop in raw material input costs, including a significant drop in the price of natural gas, ammonia and sulfur as compared to 2008. Natural gas, ammonia and sulfur are primary raw materials used in the production of nitrogen and phosphate based fertilizers. Decreases in raw material costs have a favorable impact on inventory production costs.

CF INDUSTRIES HOLDINGS, INC.

        We are subject to federal, state and local laws and regulations concerning surface and underground waters. At any point in time, such regulations may be in various stages of proposal or development, and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, proposed regulations in the State of Florida are being considered to limit nutrient content in water discharges, including certain specific regulations pertaining to water bodies near our Florida operations. We are monitoring the evolution of these proposed regulations. Potential costs associated with compliance cannot currently be determined, and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed approximately $18 million to our pension plans in the nine months ended September 30, 2009. We expect to contribute an additional $2 million to our pension plans during the fourth quarter of 2009.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the nine months ended September 30, 2009 was $570.5 million compared to $613.9 million in the same period of 2008. The $43.4 million decrease in cash provided by operating activities in the nine months ended September 30, 2009 was due primarily to a decrease in net earnings partially offset by a decrease in working capital invested in the business. During the first nine months of 2009, cash generated by lower working capital related primarily to a $427.3 million decrease in inventories, partially offset by a $224.5 million decrease in customer advances. Total nitrogen segment and phosphate segment inventories at September 30, 2009 decreased by $136.8 million and $279.6 million, respectively, compared to December 31, 2008. Of the total decrease, approximately 69% was due to lower quantities held and approximately 31% was due to lower per-unit manufacturing costs. The decreases related primarily to ammonia, DAP and potash fertilizer inventories. The decrease in customer advances at September 30, 2009 compared to December 31, 2008 was due to lower quantities on order under our FPP and lower selling prices associated with those orders.

Investing Activities

        Net cash used in investing activities was $581.3 million for the nine months ended September 30, 2009 compared to $140.1 million used in the nine months ended September 30, 2008. The $441.2 million increase in cash used in investing activities was due primarily to investments made in marketable equity securities of Terra Industries Inc. as well as net purchases of short-term investments. Investments in marketable equity securities totaled $247.2 million during the nine months ended September 30, 2009. Net purchases of short-term investments (net of redemptions of auction rate securities) were $151.6 million during the first nine months of 2009 compared to $31.2 million of net purchases during the same period of 2008. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning marketable equity securities and auction rate securities. Net cash expended for the purchase of property, plant and equipment increased by $68.6 million in the first nine months of 2009 to $172.5 million. As previously discussed, we made annual contributions of $7.5 million in February of 2009 and $6.2 million in February of 2008 to our asset retirement obligation escrow account.

Financing Activities

        Net cash used in financing activities was $119.5 million in the nine months ended September 30, 2009 compared to $11.6 million used in the same period of 2008. The $107.9 million increase in cash

CF INDUSTRIES HOLDINGS, INC.

used in financing activities was due primarily to the increase in distributions to noncontrolling interest in the periods presented.

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2009:

	Remainder of 2009	2010	2011	2012	2013	After 2013	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	4.6	—	—	—	—	—	4.6
Interest payments on long-term debt and notes payable(1)	—	—	—	—	—	—	—
Other Obligations
Operating leases	8.4	28.2	12.5	7.7	4.5	11.3	72.6
Equipment purchases and plant improvements(3)	42.0	36.1	13.3	21.9	—	—	113.3
Transportation(4)	21.6	55.2	23.0	15.2	15.7	207.1	337.8
Purchase obligations(5)(6)(7)	77.1	184.4	92.4	2.4	0.9	2.6	359.8
Keytrade Commerical Agreement(8)	0.7	2.8	2.8	2.1	—	—	8.4
Contributions to Pension Plans(9)	2.0	—	—	—	—	—	2.0

Total(10)	$156.4	$306.7	$144.0	$49.3	$21.1	$221.0	$898.5

(1)
Based on debt balances and interest rates as of September 30, 2009.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2009, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes minimum commitments associated with project development activities for a proposed nitrogen complex in Peru.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2009 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX and AECO forward prices at September 30, 2009. Also includes minimum commitments to purchase ammonia and urea for resale and ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of September 30, 2009 and actual prices may differ.

(6)
Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

CF INDUSTRIES HOLDINGS, INC.

(7)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

(8)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(9)
Represents the contributions we expect to make to our pension plans during the remainder of 2009. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

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

Proposed Peru Nitrogen Complex

        We are evaluating a project to construct a nitrogen fertilizer complex in Peru that would produce ammonia and urea. We are carrying out various activities as part of this evaluation, including a detailed engineering and design study which is expected to be completed in early 2010. During the three and nine months ended September 30, 2009 we have incurred project development expenses of $15.5 million and $25.7 million, respectively. In October 2009, we signed an agreement for the supply of natural gas to the proposed complex. Under the terms of the agreement, we will purchase up to 99 million cubic feet of gas per day on a take-or-pay basis. The purchase price for the natural gas used will be based on a formula which includes the index price for urea. The agreement is subject to certain conditions including the completion of the facility and related infrastructure.

Proposed Business Combination with Terra Industries Inc. (Terra)

        On November 1, 2009, we modified our previously proposed transaction with Terra and announced that we are offering $32.00 in cash and 0.1034 of a share of CF Industries Holdings, Inc. common stock for each share of Terra common stock, provided that the total cash consideration will be reduced by the $7.50 per share special dividend that has been declared by Terra, once it has been paid. Morgan Stanley has committed to provide us with up to $2.5 billion in senior secured financing for the transaction and for ongoing corporate and working capital requirements. The financing commitment expires on November 30, 2009 unless previously extended, subject to there not having been a disruption of the financial markets. The offer made to acquire Terra is subject to approval by the Terra Board of Directors and entering into a definitive agreement, but is not subject to a financing condition. However, the offer may be withdrawn if not accepted by November 30, 2009.

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

CF INDUSTRIES HOLDINGS, INC.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our Form 8-K as filed with the SEC on May 28, 2009. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 8-K as filed with the SEC on May 28, 2009. There were no changes to our significant accounting policies or estimates during the third quarter of 2009.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that effective with the quarter ended September 30, 2009, titles and references to accounting standards have been updated to reflect Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) references, where applicable.

Recently Adopted Pronouncements

  •
  The provisions of ASC Topic 810—Consolidation, that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This standard establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted this standard as of January 1, 2009. For additional information, see Note 4 to our unaudited consolidated financial statements in this Form 10-Q.

  •
  ASC Topic 805—Business Combinations, (formerly known as SFAS No. 141(R)). This standard requires the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the

CF INDUSTRIES HOLDINGS, INC.

    acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 805—Business Combinations, that pertain to the standard formerly known as FASB Staff Position (FSP) No. FAS 141(R)-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This standard amends and clarifies previously existing rules and requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 260—Earnings Per Share, that pertain to the standard formerly known as FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This standard applies to the calculation of earnings per share (EPS) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for us beginning January 1, 2009 with retrospective adjustment to previously reported EPS data for comparative purposes. The adoption of this standard did not have a material impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 323—Investments-Equity Method and Joint Ventures, that pertain to the standard formerly known as EITF Issue No. 08-6—Equity Method Investment Accounting Considerations. This standard applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. The standard was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements.

  •
  The provisions of ASC Topic 820—Fair Value Measurements and Disclosures, that pertain to the standard formerly known as FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This provides additional requirements for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional information on circumstances that indicate when a transaction or market are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The standard was effective for interim and annual periods ending after June 15, 2009.

CF INDUSTRIES HOLDINGS, INC.

  •
  The provisions of ASC Topic 320—Investments—Debt and Equity Securities, that pertain to the standard formerly known as FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments. This standard changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. The standard was effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a material impact on our consolidated financial statements. See Note 10 to our unaudited consolidated financial statements in this Form 10-Q.

  •
  ASU No. 2009-01—Topic 105—Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU establishes the Codification generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Codification was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The ASU was effective for interim and annual periods ending after September 15, 2009. As the Codification does not change or alter existing US GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references.

Recently Issued Pronouncements

  •
  The provisions of ASC Topic 715—Compensation-Retirement Benefits, that pertain to the standard formerly known as FSP No. FAS 132(R)-1—Employers' Disclosures about Postretirement Benefit Plan Assets. This standard updates the requirements for an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. This standard is effective for us for the fiscal year ending December 31, 2009.

  •
  SFAS No. 166—Accounting for Transfers of Financial Assets. This standard amends ASC Topic 860 (SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) to remove the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46(R) to variable interest entities that are qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this standard on our consolidated financial statements.

  •
  SFAS No. 167—Amendments to FASB Interpretation FIN No. 46(R). This standard amends the requirements for variable interest entities in ASC Topic 810 (FIN No. 46(R)—Consolidation of Variable Interest Entities) by changing how a reporting entity determines when to consolidate an

CF INDUSTRIES HOLDINGS, INC.

    entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We have not yet determined the impact of this standard on our consolidated financial statements.

  •
  ASU No. 2009-05—Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This ASU provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similar liabilities traded or quoted prices for an identical liability or similar liabilities traded as an asset. An entity may also use a valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. This ASU is effective for the first reporting period beginning after August 27, 2009. We have not yet determined the impact of this ASU on our consolidated financial statements.

  •
  ASU No. 2009-14—Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This ASU also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this ASU on our consolidated financial statements.

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

Investments in Auction Rate Securities

        As of September 30, 2009, we had $139.5 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5 and Note 10 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at September 30, 2009 was $5.8 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $139.5 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $8.0 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.4 million change in pre-tax income on an annual basis.

Investment in Marketable Equity Securities

        Our $242.2 million investment in marketable equity securities consists of our investment in Terra Industries Inc. common stock. In the third quarter of 2009, we acquired approximately 7.0 million shares of Terra Industries Inc. common stock which were purchased in the open market and are classified as noncurrent available-for-sale securities. Unrealized holding gains or losses on these securities are reported in other comprehensive income. A $1 per share change in the fair value of the Terra common stock would result in a $7 million change in pre-tax other comprehensive income.

        We evaluated the recognition and presentation of the impairment of our investment in marketable equity securities in accordance with ASC 320—Investments—Debt and Equity Securities (formerly FSP No. FAS 115-2 and FAS124-2), which outlines the requirements for assessing impairments of certain securities. We currently have no plans to sell these securities and expect to recover our cost basis in them. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income. Should an unrealized holding loss be deemed to be an other than temporary impairment, it would be reflected in net earnings.

CF INDUSTRIES HOLDINGS, INC.

Interest Rate Fluctuations

        As of September 30, 2009, we had notes payable of approximately $4.6 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $46,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of September 30, 2009, there were no borrowings under this facility.

        As of September 30, 2009 we had short-term investments of $205.1 million consisting primarily of available-for-sale U.S. Treasury Bills with original maturity dates between three and nine months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $2.1 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of September 30, 2009. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

        We account for derivatives under ASC 815—Derivatives and Hedging (formerly SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities). Under these standards, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815 (formerly SFAS No. 133). Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

CF INDUSTRIES HOLDINGS, INC.

        As of September 30, 2009 and December 31, 2008, we had open derivative contracts for 5.6 million MMBtus and 16.7 million MMBtus, respectively, of natural gas, a substantial portion of which related to sales that had been contracted to be sold through our FPP. For the nine months ended September 30, 2009, we used derivatives to cover approximately 43% of our natural gas consumption at Donaldsonville and approximately 44% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $5.6 million.

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

        (b)   Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2009.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/09 - 7/31/09	—	$—	—	—
8/1/09 - 8/31/09	22,345	82.03	—	—
9/1/09 - 9/30/09	—	—	—	—

Total	22,345	82.03	—	—

(1)
Repurchases consist of shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 65 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 2, 2009	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 2, 2009	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 2, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.