Form 10-K
period 2009-12-31
CF Industries Holdings, Inc.
filed 2010-02-25
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 OR
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
Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $3,572,532,875 based on the closing sale price of common stock on June 30, 2009.

         48,577,784 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2010 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2009 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I

ITEM 1.    BUSINESS.

Our Company

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to "our pre-IPO owners" refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering (IPO) which closed on August 16, 2005. Notes referenced throughout this document refer to financial statement footnote disclosures that are found in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution (UAN). Our principal products in the phosphate segment are diammonium phosphate (DAP), monoammonium phosphate (MAP) and granular muriate of potash (potash). Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors. We also export nitrogen and phosphate fertilizer products from our Florida and Louisiana manufacturing facilities which have international shipping capabilities due to their locations.

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

        For the year ended December 31, 2009, we sold 5.9 million tons of nitrogen fertilizers and 2.2 million tons of phosphate fertilizers, generating net sales of $2.6 billion.

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

        In 2002, we adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. We began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2009, our sales to customers other than our pre-IPO owners and Viterra, our joint venture partner in CFL, reached approximately 62% of our total sales volume for the year, which was more than triple the comparable percentage for 2002.

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

Nitrogen Segment

        We are one of the leading nitrogen fertilizer producers in North America. Our primary nitrogen fertilizer products are ammonia, urea and UAN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally in the

CF INDUSTRIES HOLDINGS, INC.

manufacture of other products (for example in 2009, we used about 2.2 million tons of ammonia in the production of urea and UAN).

	2009		2008		2007
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	1,083	$557.3	1,079	$604.1	1,434	$556.0
Urea	2,604	787.2	2,617	1,208.3	2,701	889.0
UAN	2,112	489.5	2,405	772.6	2,754	591.8
Other nitrogen fertilizers(1)	52	5.3	40	6.1	49	5.1

Total	5,851	$1,839.3	6,141	$2,591.1	6,938	$2,041.9

(1)
Other nitrogen segment products include aqua ammonia.

        Gross margin for the nitrogen segment was $784.2 million, $770.3 million and $446.8 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

        Total assets for the nitrogen segment were $712.7 million and $758.2 million as of December 31, 2009 and 2008, respectively.

        We operate world-scale nitrogen fertilizer production facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta, Canada. We own the Donaldsonville nitrogen fertilizer complex and have a 66% economic interest in CFL, a Canadian variable interest entity that owns the Medicine Hat nitrogen fertilizer complex. In 2009, the combined production capacity of these two facilities represented approximately 20% of North American ammonia capacity, 33% of North American dry urea capacity and 18% of North American UAN capacity.

        The following table summarizes our nitrogen fertilizer production volume for the last three years at our facilities in Donaldsonville, Louisiana and Medicine Hat, Alberta.

	December 31,
	2009	2008	2007
	(tons in thousands)
Ammonia(1)(2)	3,098	3,249	3,289
Granular urea(2)	2,350	2,355	2,358
UAN (28%)	2,312	2,602	2,611

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea and/or UAN.

(2)
Includes total production of the Donaldsonville and Medicine Hat facilities, including the 34% interest of Viterra Inc., the noncontrolling interest holder in Canadian Fertilizers Limited.

Donaldsonville Nitrogen Complex

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has four world-scale ammonia plants, four urea plants and two UAN plants. It has the annual capacity to produce approximately 2.3 million tons of ammonia (most of which is typically upgraded into urea and UAN), 2.6 million tons of liquid urea (including amounts upgraded into UAN) and 2.8 million tons of UAN (measured on a 28% nitrogen content basis). With the UAN plants

CF INDUSTRIES HOLDINGS, INC.

operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons per year if UAN production is reduced.

        We believe that this facility is the most versatile nitrogen fertilizer production complex in North America. With multiple production units for each product, the complex has considerable flexibility to adjust its product mix. Donaldsonville is located near the mouth of the Mississippi River and has three docks that can be used simultaneously under most river conditions. In addition, Donaldsonville is located on the Union Pacific railroad and a 2000-mile ammonia pipeline, providing us with flexible and competitively priced transportation to our in-market nitrogen fertilizer terminals and warehouses by rail and pipeline, as well as by barge. The facility is capable of docking, loading and unloading ocean-going ships, providing us with direct access to global customers and suppliers. The complex has on-site storage for 70,000 tons of ammonia, 135,000 tons of UAN (measured on a 28% nitrogen content basis) and 83,000 tons of granular urea, providing us with flexibility to handle temporary disruptions to shipping activities without impacting production and also flexibility to purchase and store liquid product for resale.

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

        The Medicine Hat facility is owned by CFL. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Viterra Inc. (Viterra) owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We designate four members of CFL's nine-member board of directors, Viterra designates three members and GROWMARK and La Coop fédérée each designate one member. CFL is a consolidated variable interest entity in our financial statements.

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

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material, as well as the primary fuel source, used in the ammonia production process at both the Donaldsonville and the Medicine Hat facilities. In 2009, our natural gas purchases accounted for approximately 52% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Donaldsonville is located in close proximity to one of the most heavily-traded natural gas pricing basis in North America, known as the Henry Hub. Medicine Hat is located in close proximity to one of the most heavily-traded natural gas pricing basis in Canada, known as AECO.

        We use a combination of spot and term purchases of varied duration from a variety of suppliers to maintain a reliable, competitively-priced natural gas supply. In addition, we use certain financial instruments to hedge natural gas prices.

        In 2009, the Donaldsonville nitrogen fertilizer complex consumed approximately 76 million MMBtus of natural gas. The facility has access to five natural gas pipelines and obtains gas from several suppliers. In 2009, the largest individual supplier provided approximately 56% of the Donaldsonville facility's total gas requirement. The Medicine Hat complex consumed approximately 36 million MMBtus of natural gas in 2009. The facility has access to two natural gas pipelines and obtains gas from numerous suppliers, the largest of which supplied approximately 37% of the gas consumed in 2009.

Nitrogen Fertilizer Distribution

        The Donaldsonville nitrogen fertilizer complex, which is located on the Mississippi River, includes a deep-water docking facility, access to an ammonia pipeline, and truck and railroad loading capabilities. We ship our share of ammonia and urea produced at the Medicine Hat nitrogen fertilizer complex by truck and rail to customers in the United States and Canada and to our storage facilities in the northern United States.

        Ammonia, urea and UAN from Donaldsonville can be loaded into river barges and ocean-going vessels for direct shipment to domestic customers, for transport to storage facilities, or for export. We own six ammonia river barges with a total capacity of approximately 16,400 tons. We contract on a dedicated basis for tug services and the operation of these barges. We have 16 UAN river barges contracted on a dedicated basis with a total capacity of approximately 48,000 tons. We contract for additional ammonia and UAN barge capacity as needed. River transportation for urea is provided primarily under an agreement with one of the major inland river system barge operators.

        The Donaldsonville facility is connected to a 2,000-mile long ammonia pipeline used by several nitrogen producers to transport ammonia to over 20 terminals and shipping points located in the Midwestern U.S. corn belt. We are a major customer of this ammonia pipeline. In 2009, approximately 46% of our ammonia shipments from our Donaldsonville nitrogen fertilizer complex were transported via the ammonia pipeline.

        We also transport substantial volumes of urea and UAN from the Donaldsonville nitrogen fertilizer complex and ammonia and urea from the Medicine Hat nitrogen fertilizer complex by rail. In addition to using rail cars provided by the rail carriers, as of December 31, 2009, we had leases for approximately 600 ammonia tank cars, 900 UAN tank cars and 600 dry product hopper cars.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. We also sold potash fertilizer in 2009 but have ceased sales of this product. Potash results are included in the phosphate segment.

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2009		2008		2007
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,736	$557.7	1,532	$1,165.0	1,624	$579.4
MAP	349	121.6	255	165.0	370	135.4
Potash	164	89.8	—	—	—	—

Total	2,249	$769.1	1,787	$1,330.0	1,994	$714.8

        Gross margin for the phosphate segment was $55.2 million, $452.4 million and $223.2 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

        Total assets for the phosphate segment were $564.1 million and $764.1 million as of December 31, 2009 and 2008, respectively.

        Our phosphate fertilizer manufacturing operations are located in central Florida and consist of a phosphate fertilizer chemical complex in Plant City, a phosphate rock mine, a beneficiation plant and phosphate rock reserves in Hardee County and a deepwater terminal facility in the port of Tampa. We own each of these facilities and properties.

        The following table summarizes our phosphate fertilizer production volumes for the last three years and current production capacities for phosphate-related products.

	December 31,
				Normalized Annual Capacity
	2009	2008	2007
	(tons in thousands)
Hardee Phosphate Rock Mine Phosphate rock	3,088	3,443	3,233	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,322	2,448	2,531	2,800
Phosphoric acid as P2O5(1)	918	985	976	1,055
DAP/MAP	1,830	1,980	1,948	2,165

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

CF INDUSTRIES HOLDINGS, INC.

        In 1992, we initiated a project to expand and relocate mining operations to the remaining 15,000-acre area of the reserve property. This phosphate rock mine cost $135 million and began operations in late 1995. In 1997, we added approximately 20 million tons to our reserve base through an exchange with a neighboring rock producer. In 1999, we acquired 1,400 acres of land containing an estimated 8 million tons of rock reserves. In 2008, we acquired approximately 800 acres of land containing an estimated 1.6 million tons of rock reserves, and in 2009, we acquired approximately 175 acres of land containing an estimated 1.4 million tons of rock reserves.

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2009. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. Finally, the table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2009

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
Permitted	46.4	64.68	29.60	2.39	0.79
Pending permit	34.0	64.57	29.55	2.39	0.79
Total	80.4	64.64	29.56	2.39	0.79

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2009. Reserve estimates are updated periodically to reflect actual phosphate rock recovered, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 13% of U.S. capacity for ammonium phosphate fertilizer products in 2009. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

Bartow Phosphate Complex

        We own a former phosphate manufacturing complex in Bartow, Florida that ceased production in 1999. The former manufacturing facilities have since been dismantled and disposed of in accordance with local laws and regulations, the phosphogypsum stack has been closed and the former storage and distribution facilities were sold along with approximately 35 acres of land. We continue to be obligated for the closure of the cooling pond, management of water treatment on the site and providing long-term care for the site in accordance with regulatory requirements.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex typically consumes in excess of three million tons of rock annually. As of December 31, 2009, our Hardee rock mine had approximately 13 years of fully permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 34 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately ten additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three-quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2009, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 60% of the molten sulfur used at Plant City.

        Ammonia Supply.    DAP and MAP have a nitrogen content of 18% and 11%, respectively, and a phosphate nutrient content of 46% and 52%, respectively. Ammonia is the primary source of nitrogen in DAP and MAP. Operating at capacity, our Plant City phosphate fertilizer complex consumes approximately 400,000 tons of ammonia annually.

        The ammonia used at our Plant City phosphate fertilizer complex is shipped by rail from our ammonia storage facility located in Tampa, Florida. This facility consists of a 38,000-ton ammonia storage tank, access to a deep-water dock that is capable of discharging ocean-going vessels, and rail and truck loading facilities. In addition to supplying our Plant City phosphate fertilizer complex, our Tampa ammonia distribution system has the capacity to support ammonia sales to, and distribution services for, other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

Phosphate Distribution

        We operate a phosphate fertilizer warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2009, our Tampa warehouse handled approximately 1.3 million tons of phosphate fertilizers, or about 72% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties

        We currently own or rent space at 47 in-market storage terminals and warehouses located in a 14-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately two million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Dry Products(2)
	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)	Number of Facilities	Capacity (tons in thousands)
Plants	2	130	1	135	3	210
Tampa Port	1	38	—	—	1	75

		168		135		285
In-Market Locations
Owned	19	680	9	283	5	360
Leased(3)	—	—	13	152	1	26

Total in-market	19	680	22	435	6	386

Total Storage Capacity		848		570		671

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

        The following table sets forth the sales to our major customers for the past three years.

	2009		2008		2007
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
CHS Inc.(1)	$572.5	22%	$796.4	20%	$654.4	24%
Gavilon Fertilzer LLC(2)	315.1	12%	353.1	9%	238.4	9%
KEYTRADE AG(3)	304.2	12%	452.2	12%	33.1	1%
GROWMARK, Inc.	233.8	9%	377.2	10%	288.4	10%
Others	1,182.8	45%	1,942.2	49%	1,542.4	56%

Consolidated	$2,608.4	100%	$3,921.1	100%	$2,756.7	100%

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly-owned subsidiary of ConAgra Foods, Inc.

(3)
The Company owns 50% of the common stock of KEYTRADE AG (Keytrade). Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 50 countries through a network of seven offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively. See Note 19—Investments in and Advances to Unconsolidated Affiliates.

        CHS, GROWMARK, and Gavilon are significant customers of both the nitrogen and phosphate segments. CHS has notified us that its multi-year supply contract set to expire on June 30, 2010 will not be renewed. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

        The chief executive officer of GROWMARK, William Davisson, and the president and chief executive officer of CHS, John D. Johnson, serve as members of our board of directors. As of December 31, 2009, GROWMARK was the beneficial owner of approximately 3% of our outstanding common stock. For additional information on related party transactions, see Note 33—Related Party Transactions.

        Phosphate Chemicals Export Association, Inc, (PhosChem) was our primary means of exporting phosphate products from October 2006 to December 2007, when we ended our membership. Sales to PhosChem represented approximately 5% of our 2007 phosphate net sales. In December 2007, we began an exclusive marketing arrangement with Keytrade under which Keytrade became our exclusive exporter of phosphate products outside of the U.S. For additional information on Keytrade, see Notes to Consolidated Financial Statements, Note 19—Investments in and Advances to Unconsolidated Affiliates.

CF INDUSTRIES HOLDINGS, INC.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors are Agrium, Koch Nitrogen and Terra Industries. There is also significant competition from product sourced from regions of the world with lower natural gas costs. Because urea is a widely-traded fertilizer product and there are limited barriers to entry, competition from foreign-sourced product is particularly acute with respect to urea.

        In our phosphate segment, our primary North American-based competitors are Agrium, Mosaic, Potash Corp. and Simplot. Historically, imports have not been a significant factor, as the United States is a large net exporter of phosphate fertilizers.

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

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Note 32—Segment Disclosures.

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

        We have received notices from time to time from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. We are currently involved in remediation activities at certain of our current and former facilities. We are also participating in the cleanup of third-party sites at which we

CF INDUSTRIES HOLDINGS, INC.

have disposed of wastes. In 2002, we were asked by the current owner of a former phosphate mine and processing facility that we may have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. In 2009, we were again asked by the current owner to participate in the remediation of the property. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the processing facility portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. We anticipate that the current owner might bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine when such a suit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2009 were approximately $6.8 million. In 2010 we estimate that we will spend approximately $10 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition and results of operations.

RCRA Enforcement Initiative

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

        Several of the Company's competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. Nonetheless, the

CF INDUSTRIES HOLDINGS, INC.

Company has conducted a successful pilot test to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants and maintain compliance with Plant City's air permit. The Company has received a permit from the Florida Department of Environmental Protection that authorizes the Company to make this change for the three ammonium phosphate plants that utilize process water. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and the United States Department of Justice (DOJ), this does address a significant issue identified in the NOV.

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the DOJ for enforcement. The Company is currently in negotiations with the DOJ that have included not only the issues identified in the NOV but other operational practices of the Company and its competitors. A final settlement may include the requirement for the Company to meet specified financial tests and/or contribute cash or other qualifying assets into a trust designated to be used for the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

Legislation and Regulation of Greenhouse Gasses

        There have been increased initiatives by various parties to legislate and/or regulate carbon emissions, including carbon dioxide. The Company's nitrogen operations produce substantial quantities of carbon dioxide in the chemical reactions that are necessary to produce anhydrous ammonia.

        Pursuant to the Kyoto Protocol, Canada has committed to reducing greenhouse gas (GHG) emissions. In the U.S., it is possible that GHG emissions will be limited through federal legislation and/or regulatory action. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. This legislation would establish an economy-wide cap and trade system for carbon emissions commencing in 2012. Emitters of GHGs would be required to have allowances to offset their GHG emissions and, over time, the cap on aggregate GHG emissions would decline. Similar legislation was introduced in the U.S. Senate in September 2009. At this time, we cannot predict whether legislation imposing limits on GHG emissions in the U.S. will be enacted.

        The Environmental Protection Agency's (EPA) new Greenhouse Gas Mandatory Reporting Rule requires our facilities in Donaldsonville, Louisiana and Plant City, Florida to monitor emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In addition to the GHG reporting rule, which directly affects our facilities, the EPA has issued or proposed other regulations which could eventually impact us, including potentially applying the Clean Air Act to regulate GHGs.

        Neither of the state governments in Florida nor Louisiana, where our U.S. production facilities are located, has proposed regulations on GHG emissions. However, coalitions of states in the Northeast, Midwest and West are working together to develop regional GHG emission reduction programs and several states (the most noteworthy being California) are developing regulatory programs on their own.

        Federal and/or state regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In

CF INDUSTRIES HOLDINGS, INC.

addition, to the extent climate change restrictions imposed in countries where our competitors operate are less stringent than in the U.S. or Canada, our competitors could gain cost or other competitive advantages over us.

Regulatory Permits and Approvals

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

        As of December 31, 2009, the area permitted for mining at our Hardee phosphate complex had approximately 46 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current production rates, for approximately 13 years. We have secured the necessary permits to mine these reserves from the Florida Department of Environmental Protection and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 34 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately ten additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We currently utilize an escrow account established for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance requirements for the closure of phosphogypsum stacks. For additional information on the cash deposit arrangement, see Note 13—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,600 to $18,000 an acre, with an

CF INDUSTRIES HOLDINGS, INC.

average of $8,300 an acre. For additional information on our Hardee asset retirement obligations, see Note 13—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At our Bartow phosphate complex, we estimate that we will spend a total of approximately $7 million between 2010 and 2017 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow are estimated to require about $13 million over the next 47 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $61 million for a 58 year period including 2010. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $67 million during the years 2033 through 2037, and another $46 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $65 million in 2033 through 2037, and $169 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $108 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%. For additional information on our asset retirement obligations related to our phosphogypsum stack systems, see Note 13—Asset Retirement Obligations.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on our Plant City asset retirement obligations, see Note 13—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2009, we had approximately 1,500 full-time and 100 part-time employees.

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

Our business is dependent on natural gas, which can be relatively expensive in North America and is subject to a high level of price volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 52% of the total cost of our nitrogen fertilizer sales in 2009 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

        The market price for natural gas in North America is higher than the price of natural gas in certain other major fertilizer-producing regions. A number of our competitors benefit from access to lower-priced natural gas through manufacturing facilities or interests in manufacturing facilities located in these regions or other regions with abundant supplies of natural gas. Many of these facilities are export-oriented and their owners actively ship product to North America which is our primary market for nitrogen based fertilizers.

        The price of natural gas in North America is highly volatile. During 2009, the median daily price at Henry Hub exceeded $5.60 per MMBtu at the beginning of the year, then reached a low of $1.85 per MMBtu on September 5, 2009, and returned to a high of $6.00 per MMBtu on December 30, 2009. The volatility of the price of natural gas in North America compounds our disadvantage to some of our competitors. In addition to having access to lower-priced natural gas, these competitors may also benefit from fixed-price natural gas contracts, some of which may be linked directly to the market price of the nitrogen fertilizer being manufactured. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas in the future may be higher than certain other fertilizer-producing regions of the world which may make it more difficult for us to compete against these producers. We may not be able to pass along the resulting higher operating costs to our customers in the form of higher product prices. If market prices are below our cost of production due to the high cost of natural gas, we may shift our sourcing of nitrogen fertilizers from manufactured to purchased products. During late 2005 and early 2006, we curtailed production of fertilizers at our Donaldsonville complex for this reason.

Our business is cyclical, resulting in periods of industry oversupply during which our results of operations tend to be negatively impacted.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by population growth, changes in dietary habits, non-food usage of crops, such as the production of ethanol and other biofuels, and planted acreage and application rates, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in new plant investment and increased production, causing supply to exceed demand and prices and

CF INDUSTRIES HOLDINGS, INC.

capacity utilization to decline. In particular, new capacity is expected to be added abroad in low-cost regions. Future growth in demand for fertilizer may not be sufficient to alleviate any existing or future conditions of excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory, lower production of our products and/or plant closures.

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

        Consolidation in the fertilizer industry has increased the resources of several of our competitors, and we expect consolidation among fertilizer producers to continue. In light of this industry consolidation, our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. In the future, we may not be able to find suitable assets to purchase or joint venture or partnership opportunities to pursue. Even if we are able to locate desirable opportunities, we may not be able to acquire desired assets or enter into desired joint ventures or partnerships on economically acceptable terms. Any potential inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

        China is the world's largest producer and consumer of fertilizers and is expected to continue expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

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

CF INDUSTRIES HOLDINGS, INC.

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

Adverse weather conditions may decrease demand for our fertilizer products and increase the cost of natural gas.

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

        Weather conditions or, in certain cases, weather forecasts, can also dramatically affect the price of natural gas. Colder than normal winters and warmer than normal summers increase the natural gas demand for residential use. Also, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

Our business is subject to risks involving derivatives, including credit risk and increasing government regulation.

        In order to manage financial exposure to commodity price and market fluctuations, we utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. As a result, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. The credit and economic crisis that started in 2008 impacted a number of financial institutions, some of which participate as counterparties to our natural gas swaps. We monitor the swap portfolio and credit quality of our counterparties and adjust the level of activity we conduct with any one counterparty as necessary. We also manage the credit risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on derivative settlements.

        The natural gas derivatives that we currently use are over-the-counter (OTC) swap contracts. Federal legislation is under consideration that could add substantial regulation to derivatives markets, with emphasis on OTC derivatives. Some of the most stringent legislation proposed would require most market participants to utilize a formal exchange for these transactions. Utilizing a formal exchange requires gains or losses on derivatives to be settled daily with the exchange. Transacting derivatives over-the-counter rather than through an exchange enables us to take advantage of favorable credit lines provided by our counterparties. Through these credit lines, we are not required to post collateral on our derivatives unless their value surpasses an established threshold. The combined credit lines extended to us by our counterparties with which we have open derivative contracts currently exceed $100 million. If we were forced to utilize an exchange, the cost of utilizing derivatives could increase, which would adversely affect our cost of operations and could negatively impact our liquidity.

CF INDUSTRIES HOLDINGS, INC.

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

        During 2009, three customers, CHS Inc., GROWMARK, Inc., and Gavilon Fertilizer LLC made combined fertilizer purchases of approximately $1,121 million from us, representing approximately 43% of our total net sales. We have entered into a multi-year supply contract with CHS Inc. that expires on June 30, 2010 and contracts with GROWMARK, Inc. and Gavilon Fertilizer LLC that both expire on June 30, 2013. CHS Inc. has informed us they do not intend to renew the multi-year supply contract upon its expiration. Since becoming a public company in 2005, we have diversified our customer base. However, we continue to depend on these three customers for a significant portion of our sales and may have less flexibility than some of our competitors to seek profitable sales to other customers. A substantial change in purchasing decisions by any or all of these customers could have a material adverse effect on our business.

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

CF INDUSTRIES HOLDINGS, INC.

available at the time of shipment. Additionally, the use of derivatives to lock in the majority of our margins on FPP sales of nitrogen products can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives prior to the purchase of the natural gas.

        Under our FPP, customers generally make an initial cash down payment at the time of order and generally pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months, or more. As of December 31, 2009 and 2008, our current liability for customer advances related to unshipped orders under the FPP equaled approximately 18% and 56%, respectively, of our cash, cash equivalents and short-term investments.

        We believe the FPP is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future or limited capital resources. In periods of rising fertilizer prices, selling our nitrogen fertilizers under the FPP may result in lower profit margins than if we had not used the FPP. Conversely, in periods of declining fertilizer prices, selling our nitrogen fertilizers under the FPP may result in higher profit margins than if we had not used the FPP.

        The FPP is less effective at reducing our exposure to fluctuations in our profit margins in circumstances where we purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. For example, during periods of high natural gas costs, we may decide to curtail production at our facilities and increase our purchases of fertilizer products originating from off-shore, lower cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a forward basis or match purchased quantities with specific order quantities, we may not be able to fix our profit margins effectively on fertilizer products that we buy for resale under our FPP. One method we use to reduce our margin exposure on sales of purchased products under the program is to purchase the required fertilizer products in advance of the specified delivery date. However, in such circumstances we may be required to buy and store the product sooner and in greater quantities than if produced, thereby reducing the liquidity benefits otherwise associated with the FPP. It also may not be feasible to purchase sufficient quantities of fertilizer in advance of the specified delivery dates at known, acceptable prices. An increase in our purchases of fertilizer products for resale to our customers may increase our exposure to fluctuating profit margins on the purchased products and could have a material adverse affect on our operating results, liquidity and financial condition.

        We also sell phosphate products through our FPP. In 2009, forward sales of phosphate fertilizer products represented approximately 14% of our phosphate fertilizer volume compared to 61% of our phosphate fertilizer volume in 2008. Similar to nitrogen sales, phosphate sales under the FPP increased significantly in both 2007 and the first half of 2008 during a period of rapidly rising fertilizer prices. However, FPP sales decreased in 2009 when prices declined from their high in late 2008. Unlike our nitrogen fertilizer products where we have the opportunity to fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

Our operations are reliant on a limited number of key facilities that involve significant risks and hazards against which we may not be fully insured.

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and they may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. For example, over the course of the past few years, we have been involved in numerous property damage and personal injury lawsuits arising out of a hydrogen explosion at our Donaldsonville nitrogen fertilizer complex in 2000, in which three people died and several others were injured. In 2009, two independent truck drivers died as a result of the release of anhydrous ammonia during loading operations at our ammonia terminal in Rosemount, Minnesota.

        Our exposure to these types of risks is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on our nitrogen fertilizer complex in Donaldsonville, Louisiana and our joint venture's nitrogen fertilizer complex in Medicine Hat, Alberta. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. Any suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments under our Forward Pricing Program, and could have a material adverse effect on our business. In addition, all of these facilities, other than the complex in Medicine Hat, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf region.

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

CF INDUSTRIES HOLDINGS, INC.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism, or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        If we are delayed or are unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected.

        The railroad industry has initiated various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board (STB) issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could substantially and adversely affect our cost and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads.

        New regulations could also be implemented affecting the equipment used to ship our raw materials or finished products. The U.S. railroad industry is also proposing higher ammonia tank car performance standards which could require the modification or replacement of our leased tank car fleet. These higher standards could adversely impact our cost of operations and our ability to obtain an adequate supply of rail cars to support our operations.

We are exposed to risks associated with our joint ventures.

        We participate in joint ventures with third parties, including CFL and Keytrade. Our joint venture partners may have shared or majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

        In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.

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

CF INDUSTRIES HOLDINGS, INC.

        International acquisitions, partnerships, or joint ventures or the international expansion of our business involve additional risks and uncertainties, including: difficulties and costs of complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; political and economic instability, including the possibility for civil unrest; nationalization of properties by foreign governments; tax rates that may exceed those in the United States, and earnings that may be subject to withholding requirements; the imposition of tariffs, exchange controls or other restrictions; and the impact of exchange rate fluctuations between the United States dollar and foreign currencies.

        Furthermore, acquisitions of businesses or facilities entail a number of additional risks, including: potential disruption of our ongoing business and distraction of management; problems with effective integration of operations; the inability to maintain key pre-acquisition business relationships; loss of key personnel of businesses we acquire or invest in; exposure to unanticipated liabilities; difficulties in realizing efficiencies, synergies and cost savings; and challenges arising from the increased scope, geographic diversity and complexity of our operations.

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

Future regulatory restrictions on greenhouse gas emissions or other environmental discharges in the jurisdictions in which we operate could materially adversely affect our operating results.

        There have been increased initiatives by various parties to legislate and/or regulate carbon emissions, including carbon dioxide. The Company's nitrogen operations produce substantial quantities of carbon dioxide in the chemical reactions that are necessary to produce anhydrous ammonia.

        Pursuant to the Kyoto Protocol, Canada has committed to reducing greenhouse gas (GHG) emissions. In the U.S., it is possible that GHG emissions will be limited through federal legislation and/or regulatory action. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. This legislation would establish an economy-wide cap and trade system for carbon emissions commencing in 2012. Emitters of GHGs would be required to have allowances to offset their GHG emissions and, over time, the cap on aggregate GHG emissions would decline. Similar legislation was introduced in the U.S. Senate in September 2009. At this time, we cannot predict whether legislation imposing limits on GHG emissions in the U.S. will be enacted.

        The Environmental Protection Agency's (EPA) new Greenhouse Gas Mandatory Reporting Rule requires our facilities in Donaldsonville, Louisiana and Plant City, Florida to monitor emissions

CF INDUSTRIES HOLDINGS, INC.

beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In addition to the GHG reporting rule, which directly affects our facilities, the EPA has issued or proposed other regulations which could eventually impact us, including potentially applying the Clean Air Act to regulate GHGs.

        Neither of the state governments in Florida nor Louisiana, where our U.S. production facilities are located, has proposed regulations on GHG emissions. However, coalitions of states in the Northeast, Midwest and West are working together to develop regional GHG emission reduction programs and several states (the most noteworthy being California) are developing regulatory programs on their own.

        Federal and/or state regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions imposed in countries where our competitors operate are less stringent than in the U.S. or Canada, our competitors could gain cost or other competitive advantages over us.

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a federal district court judge on November 16, 2009. Pursuant to the consent decree, on January 26, 2010, the EPA proposed numeric criteria (to replace narrative standards) for nitrogen and phosphorous in lakes and inland flowing waters. The EPA intends to adopt numeric water quality standards for these waters by October 2010. Pursuant to the consent decree, the EPA is also required to propose and adopt numeric criteria for nitrogen and phosphorous in coastal and estuarine water bodies in 2011. The proposed numeric water quality criteria are substantially lower than water quality criteria developed on a case-by-case basis. In addition, on September 30, 2009, the EPA proposed a Total Maximum Daily Load (TMDL) for certain bodies of water within the Charlotte Harbor and Peace River watersheds. The proposed TMDL specifies a zero nutrient load from all National Pollutant Discharge Elimination System (NPDES) dischargers within these watersheds, including our NPDES discharge associated with our mining operation in Hardee County.

        The outcome of these regulatory initiatives could result in more stringent waste water discharge limits for our mining, manufacturing and distribution operations in Florida. The specific limits imposed on wastewater discharges from our facilities will depend on the criteria that are adopted and the development of specific permit conditions that are consistent with these criteria. More stringent limits could increase our costs and/or limit our operations and, therefore, could have a material adverse affect on our business, financial condition and results of operations.

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

        In certain cases, as a condition to procure such permits and approvals or as a condition to maintain existing approvals, we may be required to comply with regulatory financial assurance requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and/or reclamation at our facilities. For example, in 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance related to closure and post-closure of phosphogypsum stacks.

        We may be subject to additional financial assurance requirements in connection with an enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet specified financial tests and/or contribute cash or other qualifying assets into a trust designated to be used for closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiations with the United States Department of Justice and the United States Environmental Protection Agency on this aspect as well as other aspects of the enforcement initiative.

CF INDUSTRIES HOLDINGS, INC.

        Florida regulations also mandate payment of certain mining taxes based on the quantity of ore mined and are subject to change based on local regulatory approvals. Additional financial assurance requirements or other increases in local mining regulations and taxes could have a material adverse effect on our business, financial condition and results of operations.

        Florida regulations also require mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2009, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 46 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 13 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 34 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately ten additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

CF INDUSTRIES HOLDINGS, INC.

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

        We invest in several types of securities, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.

        At December 31, 2009, we held investments of $133.9 million in tax-exempt auction rate securities. These securities were issued by various state and local government entities and are all supported by student loans that were primarily issued under the Federal Family Loan Program. These auction rate securities have stated maturities that range up to 38 years and the underlying securities are guaranteed by entities affiliated with governmental entities. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid, and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process.

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

CF INDUSTRIES HOLDINGS, INC.

needed key personnel in the future, our results of operations could be materially and adversely affected.

Deterioration of global market and economic conditions, including those related to the credit markets, could have a material adverse effect on our business, financial condition and results of operations.

        A continued slowdown of economic activity caused by the current recession could adversely affect our business in the following ways: a worsening of the current credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; the failure of certain key suppliers or derivative counterparties could increase our exposure to disruptions in supply or to financial losses; and the continuation of both the volatility of interest rates and negative market returns could result in increased expense and greater contributions to our defined benefit plans.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

  •
  the relatively expensive and volatile cost of North American natural gas;

  •
  the cyclical nature of our business and the agricultural sector;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition in the consolidating markets in which we operate;

  •
  conditions in the U.S. agricultural industry;

  •
  weather conditions;

  •
  risks involving derivatives;

  •
  our inability to accurately predict seasonal demand for our products;

  •
  the concentration of our sales with certain large customers;

  •
  the impact of changing market conditions on our Forward Pricing Program;

  •
  the reliance of our operations on a limited number of key facilities and the significant risks and hazards against which we may not be fully insured;

  •
  reliance on third party transportation providers;

  •
  risks associated with joint ventures;

  •
  risks associated with expansion of our business, including unanticipated adverse consequences and the significant resources that could be required;

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions, climate change or other environmental requirements;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

CF INDUSTRIES HOLDINGS, INC.

  •
  our potential inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements;

  •
  acts of terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  losses on our investments in securities;

  •
  loss of key members of management and professional staff; and

  •
  the international credit crisis and global recession

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

        Several of the Company's competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. Nonetheless, the Company has conducted a successful pilot test to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants and maintain compliance with Plant City's air permit. The Company has received a permit from the Florida Department of Environmental Protection that

CF INDUSTRIES HOLDINGS, INC.

authorizes the Company to make this change for the three ammonium phosphate plants that utilize process water. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and the United States Department of Justice (DOJ), this does address a significant issue identified in the NOV.

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the DOJ for enforcement. The Company is currently in negotiations with the DOJ that have included not only the issues identified in the NOV but other operational practices of the Company and its competitors. A final settlement may include the requirement for the Company to meet specified financial tests and/or contribute cash or other qualifying assets into a trust designated to be used for the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

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

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided initial informational responses to the agency's inquiry on May 14 and May 29, 2009. The EPA has not yet responded to the Company's responses.

        As a result of the factors discussed above, we cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Plant City environmental matters, and therefore, we cannot determine if the ultimate outcome of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

Other Matters

        Beginning in March 2009, purported shareholders of the Company commenced in the Delaware Court of Chancery a consolidated putative class action, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors. The suit alleges, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the rejection of the unsolicited proposal by Agrium to acquire CF Holdings. The suit also asserts claims in connection with the Company's proposed business combination with Terra, which the Company announced it had withdrawn on January 14, 2010. The suit further asserts claims relating to disclosures by the Company in connection with the Agrium proposal and the proposed combination with Terra. The action remains pending, and the parties have been engaged in the discovery process. The Company and the Board of Directors believe that this action is without merit and intend to defend their positions in this matter vigorously. Currently we cannot determine whether the ultimate outcome of this lawsuit will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2009	High	Low
First Quarter	$75.15	$42.30	$0.10
Second Quarter	84.61	64.84	0.10
Third Quarter	91.93	67.94	0.10
Fourth Quarter	95.13	76.95	0.10

	Sales Prices
			Dividends per Share
2008	High	Low
First Quarter	$131.71	$78.73	$0.10
Second Quarter	172.99	97.35	0.10
Third Quarter	168.14	81.13	0.10
Fourth Quarter	93.63	37.71	0.10

        As of February 17, 2010, there were 21 stockholders of record, representing approximately 8,500 beneficial owners of our common stock.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 have been derived from our consolidated financial statements, which are not included in this document. The following accounting standards have been adopted as of January 1, 2009, and have been applied retrospectively to the data below: the provisions of ASC Topic 810 that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 and the provisions of ASC Topic 260 that pertain to the standard formerly known as FASB Staff Position (FSP) No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$2,608.4	$3,921.1	$2,756.7	$2,032.9	$1,967.9
Cost of sales	1,769.0	2,698.4	2,086.7	1,885.7	1,758.7

Gross margin	839.4	1,222.7	670.0	147.2	209.2
Selling, general and administrative	62.9	68.0	65.2	54.5	57.0
Other operating—net	96.7	4.5	3.2	21.4	14.1

Operating earnings	679.8	1,150.2	601.6	71.3	138.1
Interest expense (income)—net	(3.0)	(24.5)	(22.7)	(9.6)	(0.6)
Loss on extinguishment of debt	—	—	—	—	28.3
Other non-operating—net	(12.8)	(0.7)	(1.6)	(0.9)	0.1

Earnings before income taxes, equity in earnings (loss) of unconsolidated affiliates and cumulative effect of a change in accounting principle	695.6	1,175.4	625.9	81.8	110.3
Income tax provision(1)	246.0	378.1	199.5	19.7	128.7
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(1.1)	4.2	0.9	—	—
Cumulative effect of a change in accounting principle—net of taxes(2)	—	—	—	—	(2.8)

Net earnings (loss)	448.5	801.5	427.3	62.1	(21.2)
Less: Net earnings attributable to the noncontrolling interest	82.9	116.9	54.6	28.8	17.8

Net earnings (loss) attributable to common stockholders	$365.6	$684.6	$372.7	$33.3	$(39.0)

Cash dividends declared per common share	$0.40	$0.40	$0.08	$0.08	$0.02

August 17, 2005 through December 31, 2005
(in millions, except per share amounts)
Post-Initial Public Offering (IPO) Information
Net Loss and Loss Per Share:
Loss before cumulative effect of a change in accounting principle	$(106.5)
Cumulative effect of a change in accounting principle—net of taxes	(2.8)

Post-IPO net loss	$(109.3)
Less: Post-IPO net earnings attributable to the noncontrolling interest	3.0

Post-IPO net loss attributable to common stockholders	$(112.3)

Basic and diluted weighted average common shares outstanding	55.0

Basic and diluted net loss per share:
Post-IPO net loss attributable to common stockholders(3)	$(2.04)

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	Actual 2009	Actual 2008	Actual 2007	Actual 2006	Pro forma(4) 2005
	(in millions, except per share amounts)
Share and per share data:
Net earnings (loss) attributable to common stockholders:(3)
Basic	$7.54	$12.35	$6.70	$0.60	$(0.71)
Diluted	$7.42	$12.13	$6.56	$0.60	$(0.71)
Weighted average common shares outstanding:
Basic	48.5	55.4	55.7	55.0	55.0
Diluted	49.2	56.4	56.8	55.1	55.0

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$101.0	$100.8	$84.5	$94.6	$97.5
Capital expenditures	235.7	141.8	105.1	59.6	72.2

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$697.1	$625.0	$366.5	$25.4	$37.4
Short-term investments(5)	185.0	—	494.5	300.2	179.3
Total assets	2,494.9	2,387.6	2,012.5	1,290.4	1,228.1
Customer advances	159.5	347.8	305.8	102.7	131.6
Total debt	4.7	4.1	4.9	4.2	4.2
Total equity	1,744.9	1,350.7	1,204.3	780.6	769.5

(1)
In 2005, the income tax provision includes a non-cash charge of $99.9 million to establish a valuation allowance against net operating loss carryforwards generated when we operated as a cooperative.

(2)
The cumulative effect of a change in accounting principle in 2005 represents the adoption of an accounting standard related to conditional asset retirement obligations.

(3)
2005 amounts represent pro forma basic and diluted net earnings (loss) per share as if the weighted-average number of shares issued in the initial public offering were outstanding as of the beginning of the year.

(4)
2005 Post-IPO and full year net loss per share attributable to common stockholders is net of a cumulative effect of a change in accounting principle of $0.05 per basic and diluted common share.

(5)
In 2007, short-term investments consisted primarily of available-for-sale auction rate securities. In 2008, these investments became illiquid as traditional market trading mechanisms for auction rate securities ceased and auctions for these securities failed. As a result, at December 31, 2009 and 2008, our remaining investments in auction rate securities are classified as a noncurrent asset on our consolidated balance sheet, as we will not be able to access these funds until traditional market trading mechanisms resume, a buyer is found outside the auction process and/or the securities are redeemed by the issuer. At December 31, 2009, short-term investments consisted of available-for-sale U.S. Treasury Bills.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. Footnotes referenced in this discussion and analysis refer to financial statements footnotes that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

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
  Recent Accounting Pronouncements
  •
  Discussion of Seasonality Impacts on Operations

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in North America. Our operations are organized into two business segments: the nitrogen segment and the phosphate segment. Principal products in the nitrogen segment are ammonia, urea and urea ammonium nitrate solution, or UAN. Principal products in the phosphate segment are diammonium phosphate, or DAP, monoammonium phosphate, or MAP, and granular muriate of potash, or potash. Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states. Our principal customers are cooperatives and independent fertilizer distributors. We also export nitrogen and phosphate fertilizer products from our Florida and Louisiana manufacturing facilities which can ship internationally due to their locations.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $365.6 million in 2009 compared to $684.6 million in 2008. Our results for 2009 included:

  •
  a net pre-tax unrealized mark-to-market gain of $87.5 million ($54.0 million after tax) on natural gas derivatives in our nitrogen segment;

  •
  $53.4 million ($44.9 million after tax) of business combination related expenses and $35.9 million (no tax impact) of development costs for our proposed nitrogen complex in Peru. The business combination related expenses are associated with CF Holdings' proposed business combination with Terra Industries Inc. (Terra) and costs associated with responding to Agrium Inc.'s (Agrium) proposed acquisition of CF Holdings; and

  •
  an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock.

    Net earnings attributable to common stockholders of $684.6 million in 2008 included a net $63.8 million pre-tax ($41.1 million after tax) unrealized mark-to-market loss on natural gas derivatives in our nitrogen segment and a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge in our phosphate segment.

  •
  Our gross margin decreased by $383.3 million to $839.4 million in 2009 compared to $1,222.7 million in 2008. The decrease in gross margin resulted mainly from lower average nitrogen and phosphate selling prices, partially offset by lower raw material costs, unrealized mark-to-market gains on natural gas derivatives versus unrealized losses in 2008, and lower purchased product costs.

  •
  Our net sales decreased 33% to $2.6 billion in 2009 compared to $3.9 billion in 2008. The decrease reflected lower average nitrogen and phosphate selling prices, partially offset by higher phosphate segment sales volume due mainly to increased export sales. Total sales volume was 8.1 million tons in 2009 as compared to 7.9 million tons in 2008.

  •
  Cash flow from operations increased $43.2 million to $681.8 million in 2009, due primarily to strong shipping activity in 2009 that reduced inventories, partially offset by lower operating results than we experienced in 2008 when selling prices had reached unprecedented levels, particularly for phosphate products.

  •
  As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million, $133.9 million of illiquid investments in auction rate securities, $160.2 million of marketable equity securities and a $159.5 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program (FPP). As of December 31, 2008, we had cash and cash equivalents of $625.0 million, illiquid investments in auction rate securities of $177.8 million and customer advances of $347.8 million.

  •
  We paid cash dividends of $19.4 million in 2009, a decrease of $2.6 million from 2008, due to fewer common shares outstanding as a result of our fourth quarter 2008 share repurchase program.

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

        Through the end of 2002, we operated as a traditional supply cooperative. Our focus was on providing an assured supply of fertilizer to the eight cooperatives who were the stockholders of CF Industries, Inc. prior to the completion of our initial public offering and reorganization transaction (pre-IPO owners). Typically, over 80% of our annual sales volume was to our pre-IPO owners. Though important, financial performance was subordinate to our mandated supply objective.

        In 2002, we adopted a new business model that established financial performance, rather than assured supply to our pre-IPO owners, as our principal objective. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace. Under the new business model, we began to pursue markets and customers and make pricing decisions with a primary focus on financial performance. One result of this approach was a substantial shift in our customer mix. By 2009, our sales to customers other than our pre-IPO owners and Viterra Inc., our partner in CFL, reached approximately 62% of our total sales volume for the year, which was more than triple the comparable percentage for 2002.

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

Significant Items

2009

        Market conditions in 2009 were weaker than experienced in 2008 as lower demand for our products resulted from high industry-wide inventories entering the year, poor weather conditions and our customers' hesitancy to restock due to an uncertain pricing environment. Pricing levels and raw material costs had reached unprecedented levels in 2008, but both declined in 2009. By late 2009, conditions had improved with expectations of a strong spring 2010 planting season and a tightening of the international supply/demand balance. Consolidated net sales in 2009 decreased by $1.3 billion, or 33%, to $2.6 billion, with decreases due primarily to lower average selling prices in both the nitrogen and phosphate segments. This decrease was partially offset by potash sales and higher UAN and phosphate export sales that we made in response to reduced domestic demand. There were no potash sales in 2008. Gross margin decreased by $383.3 million to $839.4 million in 2009 as the impact of lower average selling prices was partially mitigated by lower raw material costs and $87.5 million ($54.0 million after tax) of unrealized mark-to-market gains on natural gas derivatives. Results in 2009 include $53.4 million ($44.9 million after tax) of business combination expenses, $35.9 million (no tax impact) of Peru project costs and an $11.9 million gain ($7.4 million after tax) on the sale of Terra

CF INDUSTRIES HOLDINGS, INC.

common stock acquired during 2009. See Note 9 to our consolidated financial statements for additional information on activity related to proposed business combinations.

2008

        During 2008, the nitrogen and phosphate segments experienced record high selling prices due to favorable supply and demand balances until the fourth quarter when sharply reduced fertilizer demand significantly impacted nitrogen and phosphate selling prices. Factors leading to reduced demand included poor weather in North America, declining crop prices and reduced credit availability. Consolidated net sales increased by $1.1 billion, or 42%, to $3.9 billion in 2008, with increases due to higher average selling prices in both the nitrogen and phosphate segments. Gross margin increased by $552.7 million in 2008. Our 2008 gross margin included a $63.8 million pre-tax ($41.1 million after tax) unrealized mark-to-market loss on natural gas derivatives. In 2008, we began purchasing and storing potash fertilizer in our distribution network for sale in the spring season of 2009. The potash results are included in the phosphate segment. During the fourth quarter, we recorded a $57.0 million pre-tax ($36.7 million after tax) non-cash charge to write down our phosphate ($30.3 million) and potash ($26.7 million) inventories as the carrying cost exceeded the estimated net realizable values.

        During the fourth quarter of 2008, we repurchased and retired 8.5 million shares of our common stock for approximately $500 million (at an average price of $58.96 per share) under a program authorized by our Board of Directors.

2007

        Both the nitrogen and phosphate segments in 2007 were favorably impacted by improved demand and pricing as a robust agricultural economy characterized by strong domestic and international grain markets produced high global demand for fertilizer. Increasing demand pushed average selling prices higher as the year progressed. Consolidated net sales increased by $723.8 million, or 36%, to $2.8 billion in 2007, with increases in both the nitrogen and phosphate segments. Gross margin increased by $522.8 million in 2007 to $670.0 million. Our 2007 gross margin included a $17.0 million pre-tax ($11.0 million after tax) unrealized mark-to-market gain on natural gas derivatives.

        During 2007, we purchased a 50% voting interest in Keytrade for $25.9 million. We also provided $13.7 million in subordinated financing for Keytrade under notes that will mature in September 2017 and preferred stock. We report Keytrade as an equity method investment.

        We periodically review the depreciable lives assigned to our production facilities and related assets, as well as estimated production capacities used to develop our units-of-production (UOP) depreciation expense, and we change our estimates to reflect the results of those reviews. In the fourth quarter of 2006, we completed such a review and, as a result, we increased the depreciable lives of certain assets at our nitrogen production facilities from ten years to fifteen years. Separately, we revised the estimates of production capacities for certain UOP assets at our Donaldsonville, Louisiana nitrogen complex and all UOP assets at our Plant City, Florida phosphate complex. The effect of this change in estimate for the twelve months ended December 31, 2007 was an increase in earnings before income taxes of $10.3 million, an increase in net earnings attributable to common stockholders of $6.7 million, and an increase in diluted net earnings per share attributable to common stockholders of $0.12.

Key Industry Factors

        We operate in a highly competitive, global industry. Our products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.

CF INDUSTRIES HOLDINGS, INC.

Global Supply & Demand

        Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, federal regulations, including requirements mandating increased use of bio-fuels and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key consuming/exporting countries such as China, India or Brazil often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, availability of raw materials, government policies and global trade.

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. Because all of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 52% of the total cost of our nitrogen fertilizer sales in 2009 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

CF INDUSTRIES HOLDINGS, INC.

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

Factors Affecting Our Results

        Net Sales.    Our net sales are derived from the sale of nitrogen, phosphate and potash fertilizers and are determined by the quantities of nitrogen, phosphate and potash fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers. Sales incentives are reported as a reduction in net sales.

        Cost of Sales.    Our cost of sales includes manufacturing costs, product purchases and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivative instruments, maintenance, direct labor and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen and phosphate fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs incurred prior to final shipment to customers.

        We utilize our Forward Pricing Program (FPP) to manage some of the risks created by the volatility of fertilizer prices and natural gas costs. Through our FPP, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. See "Forward Pricing Program" later in this discussion and analysis. As a result of fixing the selling prices of our products under our FPP, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees.

        Other Operating—Net.    Other operating—net includes the costs associated with our business combination related expenses and development costs for our proposed nitrogen complex in Peru, as well as our closed Bartow phosphate facility and other costs that do not relate directly to our central operations. The business combination related expenses are associated with our proposed business combination with Terra and costs associated with responding to Agrium's proposed acquisition of CF Holdings. See Note 9 to our consolidated financial statements for additional information on activity related to proposed business combinations. Bartow facility costs include provisions for phosphogypsum stack and cooling pond closure costs, water treatment costs and costs associated with the cessation of operations. Costs included in "other costs" include amounts recorded for environmental remediation

CF INDUSTRIES HOLDINGS, INC.

for other areas of our business, litigation expenses, gains and losses on the sale of fixed assets and impairment charges for goodwill.

        Interest Expense.    Our interest expense includes the interest on our notes payable, annual fees on our senior secured revolving credit facility and amortization of the related fees required to execute financing agreements.

        Interest Income.    Our interest income represents amounts earned on our cash, cash equivalents, investments and advances to unconsolidated affiliates.

        Other Non-Operating—Net.    Other non-operating net includes gains and losses recognized on the sale of securities as well as dividends earned. The amounts recorded include activity related to our investment in Terra common stock. See Note 9 to our consolidated financial statements for additional information.

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

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

        Equity in Earnings of Unconsolidated Affiliates—Net of Taxes.    Equity in earnings of unconsolidated affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings (loss) of unconsolidated affiliates—net of taxes relate to our investment in Keytrade.

        Net Earnings Attributable to the Noncontrolling Interest.    Amounts reported as net earnings attributable to the noncontrolling interest represent the 34% interest in the net operating results of CFL, a Canadian consolidated variable interest entity. We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Viterra Inc. (Viterra) owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We designate four members of CFL's nine-member board of directors, Viterra designates three members and GROWMARK and La Coop fédérée each designate one member.

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Year ended December 31,
	2009	2008	2007	2009 v. 2008		2008 v. 2007
	(in millions, except per share amounts)
Net sales	$2,608.4	$3,921.1	$2,756.7	$(1,312.7)	(33)%	$1,164.4	42%
Cost of sales	1,769.0	2,698.4	2,086.7	(929.4)	(34)%	611.7	29%

Gross margin	839.4	1,222.7	670.0	(383.3)	(31)%	552.7	82%
Selling, general and administrative	62.9	68.0	65.2	(5.1)	(7)%	2.8	4%
Other operating—net	96.7	4.5	3.2	92.2	N/M	1.3	41%

Operating earnings	679.8	1,150.2	601.6	(470.4)	(41)%	548.6	91%
Interest expense	1.5	1.6	1.7	(0.1)	(9)%	(0.1)	(6)%
Interest income	(4.5)	(26.1)	(24.4)	21.6	(83)%	(1.7)	7%
Other non-operating—net	(12.8)	(0.7)	(1.6)	(12.1)	N/M	0.9	(56)%

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	695.6	1,175.4	625.9	(479.8)	(41)%	549.5	88%
Income tax provision	246.0	378.1	199.5	(132.1)	(35)%	178.6	90%
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(1.1)	4.2	0.9	(5.3)	(127)%	3.3	N/M

Net earnings	448.5	801.5	427.3	(353.0)	(44)%	374.2	88%
Less: Net earnings attributable to the noncontrolling interest	82.9	116.9	54.6	(34.0)	(29)%	62.3	114%

Net earnings attributable to common stockholders	$365.6	$684.6	$372.7	$(319.0)	(47)%	$311.9	84%

Diluted net earnings per share attributable to common stockholders	$7.42	$12.13	$6.56	$(4.71)	(39)%	$5.57	85%
Diluted weighted average common shares outstanding	49.2	56.4	56.8	(7.2)	(13)%	(0.4)	(1)%
Dividends declared per common share	$0.40	$0.40	$0.08	$—	—	$0.32	N/M

N/M—not
meaningful

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Operating Results

        Our total gross margin decreased by $383.3 million to $839.4 million for 2009, from a gross margin of $1,222.7 million for 2008 due mainly to lower phosphate segment results. Phosphate segment gross margins decreased $397.2 million in 2009 to $55.2 million from $452.4 million in 2008 primarily due to lower average selling prices, partially offset by higher sales volumes and lower raw material costs. Nitrogen segment results improved slightly in 2009 with gross margins increasing $13.9 million to $784.2 million from $770.3 million in 2008 as realized natural gas costs, unrealized mark-to-market

CF INDUSTRIES HOLDINGS, INC.

gains on our natural gas derivatives versus unrealized mark-to-market losses in 2008, and lower purchased product costs contributed to the increase. Net earnings attributable to common stockholders of $365.6 million for 2009 included $53.4 million ($44.9 million after tax) of costs associated with our proposed business combination with Terra and the cost of responding to Agrium's proposed acquisition of CF Holdings, $35.9 million (no tax impact) of development costs related to our proposed project in Peru, a net pre-tax unrealized mark-to-market gain of $87.5 million ($54.0 million after tax) on natural gas derivatives and an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock. Net earnings attributable to common stockholders of $684.6 million for 2008 included a pre-tax unrealized mark-to-market loss of $63.8 million ($41.1 million after tax) on natural gas derivatives as well as a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge.

Net Sales

        Our net sales decreased 33% to $2.6 billion in 2009 from $3.9 billion in 2008, reflecting declines in both the nitrogen and phosphate segments. Our total sales volume increased to 8.1 million tons in 2009 from 7.9 million tons in 2008. In the nitrogen segment, net sales decreased $751.8 million to $1.8 billion in 2009 compared to $2.6 billion in 2008 due primarily to lower average selling prices. Average nitrogen selling prices for 2009 decreased 26% from record high selling prices in 2008. Nitrogen sales volume in 2009 decreased 290,000 tons, or 5%, to 5.9 million tons for 2009 compared to 6.1 million tons in 2008. The decrease, primarily in UAN, was due to weather related delays, high downstream inventories in the first half of the year and customer hesitancy to replenish their inventory for next year. In the phosphate segment, net sales of $769.1 million in 2009 were 42% lower than the $1.3 billion in 2008 due to lower average phosphate fertilizer selling prices partially offset by higher phosphate and potash sales volume. Our total level of phosphate segment sales volume was 2.2 million tons for 2009, compared to 1.8 million tons sold in 2008. The increase in 2009 was due primarily to increased phosphate export sales. We purchased and stored 164,000 tons of potash in the second half of 2008, initiated sales in the second quarter and depleted our inventory later in 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged $180 per ton for 2009 compared to $296 per ton in 2008, a decrease of 39%. This decrease was due largely to lower realized natural gas costs, unrealized mark-to-market gains on natural gas derivatives compared to unrealized losses in the prior year and lower purchased product costs. The phosphate segment cost of sales averaged $317 per ton for 2009, compared to $491 per ton in the prior year, a decrease of 35%. This decrease was due mainly to lower sulfur and ammonia costs, partially offset by the cost of potash fertilizer which was purchased at a higher average cost.

        During 2009, we sold approximately 2.6 million tons of fertilizer under our FPP, representing approximately 33% of our total sales volume for the period. In 2008, we sold approximately 5.6 million tons of fertilizer under this program, representing approximately 71% of our total sales volume for the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 7% to $62.9 million in 2009 compared to $68.0 million in 2008. This decrease was related primarily to a decrease in performance-based incentive compensation expense and lower long-term stock-based compensation expense.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Other operating—net increased $92.2 million to $96.7 million in 2009 from $4.5 million in 2008. This increase was due primarily to $53.4 million of costs associated with our proposed business combination with Terra, the cost of responding to Agrium's proposed acquisition of CF Holdings, and $35.9 million of development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Interest—net decreased $21.5 million to $3.0 million of net interest income in 2009 from $24.5 million of net interest income in 2008 due primarily to lower average interest rates.

Other Non-Operating—Net

        Other non-operating income increased $12.1 million to $12.8 million in 2009 from $0.7 million in the prior year. The increase was due primarily to an $11.9 million gain in the fourth quarter of 2009 on the sale of 2.0 million of our 7.0 million shares of Terra common stock. Refer to Note 9 and Note 35 to our consolidated financial statements for additional information on activity related to proposed business combinations and subsequent events.

Income Taxes

        Our income tax provision for 2009 was $246.0 million compared to a tax provision of $378.1 million on pre-tax earnings for 2008. The effective tax rate for the year ended December 31, 2009 based on the reported tax provision of $246.0 million and reported pre-tax income of $695.6 million is 35.4%. This compares to 32.2% in the prior year. The effective tax rate for the year ended December 31, 2009 based on pre-tax income exclusive of the noncontrolling interest is 40.2%. This compares to 35.7% in the prior year. The 2009 increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest results principally from an increase in non-deductible costs associated with Terra, Agrium and Peru activities. See Note 14 to our consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes for 2009 and 2008 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The decrease in 2009 was due to a decline in CFL's operating results due to lower average selling prices for nitrogen fertilizers in Canada.

Diluted Net Earnings Per Share Attributable to Common Stockholders and Weighted-Average Common Shares Outstanding

        Diluted net earnings per share attributable to common stockholders decreased to $7.42 per share for 2009 from $12.13 per share for 2008 due primarily to the decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of diluted shares outstanding as a result of the share repurchase program that was concluded in the fourth quarter of 2008. The number of diluted weighted-average common shares outstanding decreased 7.2 million shares to 49.2 million for the year ended December 31, 2009 from 56.4 million for 2008.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Operating Results

        Our total gross margin increased by $552.7 million to $1,222.7 million for 2008, from a gross margin of $670.0 million for 2007 due to improved results in both the nitrogen and phosphate segments. Nitrogen gross margins increased $323.5 million to $770.3 million in 2008 from $446.8 million in 2007 due to higher average selling prices partially offset by higher realized natural gas costs, higher purchased product costs and an unrealized mark-to-market loss on natural gas derivatives. Phosphate segment gross margins increased $229.2 million in 2008 to $452.4 million from $223.2 million in 2007 due to higher average selling prices partially offset by higher raw material costs and an unfavorable inventory valuation charge. Net earnings attributable to common stockholders of $684.6 million for 2008 included a net pre-tax unrealized mark-to-market loss of $63.8 million ($41.1 million after tax) on natural gas derivatives as well as a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge in our phosphate segment. Net earnings attributable to common stockholders of $372.7 million for 2007 included a pre-tax unrealized mark-to-market gain of $17.0 million ($11.0 million after tax) on natural gas derivatives.

Net Sales

        Our net sales were $3.9 billion for 2008, or $1.1 billion higher than net sales for 2007. Our total sales volume decreased 11% to 7.9 million tons for 2008 versus 8.9 million tons for 2007. In the nitrogen segment, net sales increased $549.2 million to $2.6 billion in 2008 compared to $2.0 billion in 2007 due primarily to higher average selling prices partially offset by lower sales volume. Average nitrogen selling prices for 2008 increased 44%. Nitrogen sales volume in 2008 decreased 797,000 tons, or 11%, to 6.1 million tons for 2008 compared to 6.9 million tons in 2007 due mainly to poor weather conditions during the spring and fall application periods and the decision to reduce sales of low-margin purchased UAN. In the phosphate segment, net sales of $1.3 billion in 2008 were 86% higher than the $714.8 million in 2007 due to higher average phosphate fertilizer selling prices, partially offset by lower sales volume. Average phosphate selling prices for 2008 increased 108% from 2007. Our total level of phosphate sales volume was 1.8 million tons for 2008, compared to 2.0 million tons sold in 2007. The decrease in 2008 was caused by reduced domestic demand due to customers deferring phosphate purchases because of ample downstream inventories and uncertain farm economics.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 4% to $68.0 million in 2008 compared to $65.2 million in 2007. This increase was related primarily to corporate office expenses including

CF INDUSTRIES HOLDINGS, INC.

consulting fees, legal fees and expenses related to performance-based incentive compensation. These increases were partially offset by lower long-term stock-based compensation, other compensation-related costs and higher acquisition expenses in the prior period related to our 2007 investment in Keytrade.

Other Operating—Net

        Other operating—net increased $1.3 million to $4.5 million in 2008 from $3.2 million in 2007. This increase includes a $4.6 million charge in 2008 primarily for asset retirement obligations (AROs) to recognize revised cost estimates to close the cooling pond and phosphogypsum stack system at our closed Bartow, Florida facility. Both 2008 and 2007 include gains that were recognized upon the sale of certain closed facilities or property and equipment. During 2008, we recorded a gain on the sale of both the excess land at our previous headquarters in Long Grove, Illinois and certain property and equipment at our Donaldsonville, Louisiana nitrogen complex. In 2007, we recognized a gain when we sold a warehouse and a parcel of land at Bartow. For a detailed explanation of the accounting for AROs at Bartow, please refer to Note 13 of our consolidated financial statements.

Interest—Net

        Net interest income increased $1.8 million to $24.5 million in 2008 from $22.7 million in 2007 due to higher average balances of invested cash and higher average rates of return on securities held.

Income Taxes

        Our income tax provision for 2008 was $378.1 million compared to a tax provision of $199.5 million on pre-tax earnings for 2007. The effective tax rate for the year ended December 31, 2008 based on the reported tax provision of $378.1 million and reported pre-tax income of $1,175.4 million is 32.2%. This compares to 31.9% in the prior year. The effective tax rate for the year ended December 31, 2008 based on pre-tax income exclusive of the noncontrolling interest was 35.7%. This compares to 34.9% in the prior year. The increase in the effective tax rate in 2008 based on pre-tax income exclusive of noncontrolling interest results principally from lower tax-exempt interest income earned on our investments in 2008. See Note 14 to our consolidated financial statements.

Equity in Earnings of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings of unconsolidated affiliates—net of taxes for 2008 and 2007 consisted of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The increase in 2008 was due to strong CFL operating results. The improvement in CFL operating results reflected higher sales prices for nitrogen fertilizers produced in Canada.

Diluted Net Earnings Per Share Attributable to Common Stockholders and Weighted-Average Common Shares Outstanding

        Diluted net earnings per share attributable to common stockholders increased to $12.13 per share for 2008 from $6.56 per share for 2007 due primarily to the increase in net earnings attributable to common stockholders. Diluted weighted-average common shares outstanding of 56.4 million for 2008 approximated the prior year level.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year ended December 31,
	2009	2008	2007	2009 v. 2008		2008 v. 2007
	(in millions, except per share amounts)
Net sales	$1,839.3	$2,591.1	$2,041.9	$(751.8)	(29)%	$549.2	27%
Cost of sales	1,055.1	1,820.8	1,595.1	(765.7)	(42)%	225.7	14%

Gross margin	$784.2	$770.3	$446.8	$13.9	2%	$323.5	72%
Gross margin percentage	42.6%	29.7%	21.9%
Tons of product sold (000s)	5,851	6,141	6,938	(290)	(5)%	(797)	(11)%
Sales volume by product (000s)
Ammonia	1,083	1,079	1,434	4	—	(355)	(25)%
Urea(1)	2,604	2,617	2,701	(13)	—	(84)	(3)%
UAN(2)	2,112	2,405	2,754	(293)	(12)%	(349)	(13)%
Other nitrogen products	52	40	49	12	30%	(9)	(18)%
Average selling price per ton by product
Ammonia	$514	$560	$388	$(46)	(8)%	$172	44%
Urea	302	462	329	(160)	(35)%	133	40%
UAN	232	321	215	(89)	(28)%	106	49%
Cost of natural gas (per MMBtu)(3)
Donaldsonville	$5.12	$9.42	$7.81	$(4.30)	(46)%	$1.61	21%
Medicine Hat	4.23	7.74	6.24	(3.51)	(45)%	1.50	24%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$3.92	$8.82	$6.93	$(4.90)	(56)%	$1.89	27%
AECO (Alberta)	3.48	7.76	5.99	(4.28)	(55)%	1.77	30%
Depreciation and amortization	$59.0	$57.3	$50.4	$1.7	3%	$6.9	14%
Capital expenditures	$165.2	$74.2	$61.1	$91.0	123%	$13.1	21%
Production volume by product (000s)
Ammonia(4)(5)	3,098	3,249	3,289	(151)	(5)%	(40)	(1)%
Granular urea(4)	2,350	2,355	2,358	(5)	—	(3)	—
UAN (28%)	2,312	2,602	2,611	(290)	(11)%	(9)	—

(1)
Includes export sales of 36,000 tons for 2009 and 12,000 tons for 2008. There were no export sales in 2007.

(2)
Includes export sales of 339,000 tons for 2009. There were no export sales of UAN in 2008 or 2007.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(4)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, the noncontrolling interest holder of CFL.

(5)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net Sales.    Nitrogen segment net sales decreased 29% to $1.8 billion in 2009, compared to $2.6 billion in 2008, due primarily to lower average selling prices for all nitrogen fertilizers. Average selling prices decreased in 2009 from record high prices in 2008. Nitrogen sales volume decreased 5% to 5.9 million tons in 2009 compared to 6.1 million tons in 2008 due to lower UAN sales volume. Ammonia and urea sales volume in 2009 approximated the volume in 2008. The 293,000 ton decrease in UAN sales volumes resulted primarily from weak domestic demand offset partially by an increase in export sales. Poor weather, high downstream inventories entering the year and uncertainty about the 2010 application season contributed to the decline in domestic demand for UAN. Weak domestic demand for UAN was mitigated by taking advantage of export opportunities.

        Cost of Sales.    Total cost of sales in the nitrogen segment decreased 42% to $180 per ton for 2009 compared to $296 per ton for 2008, due primarily to lower realized natural gas costs, unrealized gains from mark-to-market adjustments on natural gas derivatives in 2009 versus unrealized losses in 2008 and lower purchased product costs. We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. We recognized a net $87.5 million unrealized mark-to-market gain in 2009 compared to a $63.8 million unrealized mark-to-market loss in 2008. The overall weighted-average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, decreased by 46% in 2009 versus the cost in 2008. Natural gas prices declined in 2009 due to decreased demand resulting primarily from the global economic slowdown and record high storage levels. The costs of finished products purchased for resale were approximately $129.1 million lower in 2009 than in 2008 due to both lower prices and a lower volume of product purchased for resale.

        During 2009, we sold approximately 2.3 million tons of nitrogen fertilizers under our FPP, representing approximately 40% of our nitrogen sales volume for the period. In 2008, we sold approximately 4.5 million tons of nitrogen fertilizers under this program, representing approximately 74% of our nitrogen sales volume for the period.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net Sales.    Nitrogen segment net sales increased 27% to $2.6 billion in 2008, compared to $2.0 billion in 2007, due to higher average selling prices partially offset by lower sales volume. The 44% increase in average ammonia selling prices for 2008, was driven primarily by both a tight domestic and international supply/demand balance and the expectation of strong Midwest fall application seasons. Strength in international markets, reflecting a reduction in Chinese exports and increased demand in Latin America contributed to the 40% increase in average urea selling prices. The 49% increase in average UAN selling prices for 2008 compared to 2007 reflected the impact of reduced import volume, below average producer inventory and stronger conditions in the international market through the third quarter of 2008. While spot selling prices across all nitrogen products decreased significantly later in the year, we benefited from the substantial volume we had booked under our FPP, with prices that were established earlier in the year. Nitrogen sales volume decreased 11% to 6.1 million tons in 2008 compared to 6.9 million tons in 2007. Ammonia volume, which decreased approximately 355,000 tons in 2008, was impacted by poor weather conditions during both the spring and the fall application periods. Also, overall nitrogen consumption, including ammonia, was affected during the spring by a reduction in planted corn acres relative to the previous year. The 3% decrease in urea sales volumes resulted from relatively full downstream inventories late in the year. The 349,000 ton decrease in UAN sales volumes resulted primarily from our decision to reduce sales of low-margin purchased UAN and a

CF INDUSTRIES HOLDINGS, INC.

slowdown in demand stemming from high downstream inventories in the second half of the year caused by product carryover from weak spring product movement.

        Cost of Sales.    Total cost of sales in the nitrogen segment increased 29% to $296 per ton for 2008, compared to $230 per ton for 2007, due largely to higher realized natural gas costs and higher purchased product costs in addition to unrealized mark-to-market adjustments on natural gas derivatives. We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. We recognized a net $63.8 million unrealized mark-to-market loss in 2008 compared to a net $17.0 million unrealized mark-to-market gain in 2007. The costs of finished products purchased for resale were approximately $104.0 million higher in 2008 than in 2007 due primarily to the overall increase in nitrogen prices. The overall weighted-average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, increased by 22% in 2008 versus the cost in 2007. Cold temperatures in the first quarter of 2008, along with strong crude oil prices throughout most of the first nine months of 2008, helped drive natural gas prices higher relative to the prior year. However, in the fourth quarter natural gas prices declined to levels consistent with the fourth quarter of 2007 due to reduced demand driven by the overall global economic slowdown.

        During 2008, we sold approximately 4.5 million tons of nitrogen fertilizers under our FPP, representing approximately 74% of our nitrogen sales volume for the period. In 2007, we sold approximately 4.6 million tons of nitrogen fertilizers under this program, representing approximately 66% of our nitrogen sales volume for the period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products, plus the results from sales of potash. The potash results are shown separately below since potash is a product that was purchased for resale. Within the following segment discussion, the term phosphate fertilizer is used to delineate the results of our DAP and MAP products within the segment's results.

	Year ended December 31,
	2009	2008	2007	2009 v. 2008		2008 v. 2007
	(in millions, except per share amounts)
Net sales	$769.1	$1,330.0	$714.8	$(560.9)	(42)%	$615.2	86%
Cost of sales(1)	713.9	877.6	491.6	(163.7)	(19)%	386.0	79%

Gross margin	$55.2	$452.4	$223.2	$(397.2)	(88)%	$229.2	103%
Gross margin percentage	7.2%	34.0%	31.2%
Gross margin by product
DAP/MAP	89.1	480.9	223.2	(391.8)	(81)%	257.7	115%
Potash	(33.9)	(28.5)	—	(5.4)	19%	(28.5)	—
Gross margin percentage by product
DAP/MAP	13.1%	36.2%	31.2%
Potash	(37.8)%	—	—
Tons of product sold (000s)	2,249	1,787	1,994	462	26%	(207)	(10)%
Sales volume by product (000s)
DAP	1,736	1,532	1,624	204	13%	(92)	(6)%
MAP	349	255	370	94	37%	(115)	(31)%
Potash	164	—	—	164	N/M	—	—
Domestic vs. export sales (000s)
Domestic	1,274	1,263	1,557	11	1%	(294)	(19)%
Export	975	524	437	451	86%	87	20%
Average selling price per ton by product
DAP	$321	$760	$357	$(439)	(58)%	$403	113%
MAP	348	646	366	(298)	(46)%	280	77%
Potash	548	—	—	548	N/M	—	—
Depreciation, depletion and amortization	$39.7	$40.5	$31.5	$(0.8)	(2)%	$9.0	29%
Capital expenditures	$70.2	$66.2	$39.9	$4.0	6%	$26.3	66%
Production volume by product (000s)
Phosphate rock	3,088	3,443	3,233	(355)	(10)%	210	6%
Sulfuric acid	2,322	2,448	2,531	(126)	(5)%	(83)	(3)%
Phosphoric acid as P2O5(1)	918	985	976	(67)	(7)%	9	1%
DAP/MAP	1,830	1,980	1,948	(150)	(8)%	32	2%
Potash purchases (000s)	—	164	—	(164)	N/M	164	—

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

        N/M—not meaningful

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net Sales.    Phosphate segment net sales decreased 42% to $769.1 million for 2009 compared to $1,330.0 million in 2008, due primarily to lower average selling prices partially offset by higher sales volume. Average phosphate fertilizer selling prices during 2009 decreased 56% to $326 per ton from the record high levels in 2008 driven by lower domestic demand. The decrease in domestic demand resulted from high downstream inventories, tightness in the financial credit markets and customer resistance to price volatility. Our phosphate segment sales volume increased 26% to 2.2 million tons in 2009 compared to 1.8 million tons in 2008 primarily due to an increase in phosphate fertilizer export sales in response to lower domestic demand and the sale of 164,000 tons of potash. We had no potash sales in the year ended December 31, 2008.

        Cost of Sales.    Phosphate fertilizer cost of sales averaged $283 per ton for 2009, a 40% decrease from $475 per ton in the prior year. This decrease was due mainly to lower sulfur and ammonia costs. Sulfur costs decreased by more than $400 per long ton from the record high prices in 2008 resulting primarily from decreases in demand due to reductions in phosphate production. The 56%, roughly $300 per short ton, decrease in ammonia costs also reflects a weaker international ammonia market.

        Inventory Valuation Reserves.    During 2009, we ceased sales of potash, which have been reported in the phosphate segment. The gross margin on potash sales was a loss of $33.9 million in 2009 compared to a loss of $28.5 million in 2008. At December 31, 2008, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. Net realizable values for our phosphate and potash inventories are determined considering the fertilizer pricing environment at the time, as well as our expectations of future price realizations. The inventory that was held at December 31, 2008 included inventory that was produced or purchased earlier when input costs and fertilizer prices were higher. During the first quarter of 2009, we sold all of the higher cost phosphate inventory that existed at December 31, 2008. Throughout 2009, we reassessed the net realizable values of the inventory held. Based on this analysis, no additional inventory valuation reserves were necessary for the phosphate fertilizer inventory. However, during the first and second quarters of 2009, additional inventory valuation reserves of $24.3 million and $5.0 million, respectively, were recognized related to the potash inventory. During the third quarter, we sold all remaining potash inventory. See the "Critical Accounting Policies and Estimates" later in this discussion and analysis for additional information on our accounting policies related to inventory valuation.

        During 2009, we sold approximately 319,000 tons of phosphate fertilizer under our FPP, representing approximately 14% of our phosphate fertilizer sales volume for the period. In 2008, we sold approximately 1.1 million tons of phosphate fertilizer under this program, representing approximately 61% of our phosphate fertilizer sales volume for the period.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net Sales.    Phosphate segment net sales increased 86% to $1,330.0 million for 2008 compared to $714.8 million in 2007, due primarily to higher average selling prices. Average phosphate selling prices during 2008 more than doubled compared to prices in 2007. The increase was driven by strong worldwide demand caused by tightening world crop balances, record grain and oilseed prices and increases in raw material prices. While spot phosphate selling prices weakened during the last quarter of 2008, we benefited from certain sales made through our FPP at prices agreed upon earlier in the year. Our phosphate sales volume decreased 10% to 1.8 million tons in 2008 compared to 2.0 million tons in 2007. Although export sales increased by 87,000 tons, domestic sales volumes dropped 294,000

CF INDUSTRIES HOLDINGS, INC.

tons. Most of this decline occurred in the fourth quarter of 2008 as downstream retailer and distributor inventories were full and customers deferred phosphate purchases due to uncertain farm economics.

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

        Inventory Valuation Reserves.    In the second half of 2008, we purchased and stored potash fertilizer in our distribution network for sale in 2009. The potash results are included in the phosphate segment. Throughout the first nine months of 2008, the pricing environment for both phosphate and potash fertilizers was very strong due to favorable industry conditions. During the fourth quarter of 2008, phosphate and potash fertilizer selling prices declined due to lower fertilizer demand resulting from declining crop prices, poor weather for fall application and uncertainty surrounding the global financial crisis. We also experienced a drop in raw material input costs, including a significant drop in the costs of both ammonia and sulfur as compared to the first three quarters of 2008. Ammonia and sulfur are primary raw materials used in the production of phosphate based fertilizers. The decline in raw material prices had a favorable impact on operating margins as inventory production costs and resulting inventory values declined. However, the phosphate inventories held at December 31, 2008 were a combination of inventories built earlier in the year when raw material costs and selling prices were higher and inventories built near the end of the year when both raw material costs and selling prices were lower. The potash inventory held at the end of 2008 was purchased at prices agreed upon earlier in the year. Net realizable values for our phosphate and potash inventory balances were determined considering the fertilizer pricing environment at the end of the year, as well as our expectations of future price realizations. Based on these pricing expectations and the fact that higher priced inventory that was produced or purchased earlier in the year was held at year end, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. See the "Critical Accounting Policies and Estimates" later in this discussion and analysis for additional information on our accounting policies related to inventory valuation.

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

CF INDUSTRIES HOLDINGS, INC.

U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million and a $159.5 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program. Short-term investments held at December 31, 2009 consisted of U.S. Treasury Bills with original maturities between three and six months that are reported at fair value. As of December 31, 2008, we had cash and cash equivalents of $625.0 million and a $347.8 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        We hold investments in available-for-sale investment-grade tax-exempt auction rate securities. Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days.

        As of December 31, 2009, our investments in auction rate securities were reported at their fair value of $133.9 million, after reflecting a $4.5 million unrealized holding loss against a par value of $138.4 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. The underlying securities have stated maturities that range up to 38 years. At December 31, 2008, our investments in auction rate securities, comprised of securities supported by student loans, totaled $177.8 million after reflecting a $20.8 million unrealized holding loss against a cost basis of $198.6 million.

        In the first quarter of 2008, the traditional auction process for auction rate securities began to fail, liquidity left the market and the securities became illiquid. Auctions have continued to fail since that time. Redemptions of certain auction rate securities and sales outside the auction process have occurred. During 2009 and 2008, $60.2 million and $69.9 million, respectively, of auction rate securities have been either sold or redeemed at par value.

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

        Due to the illiquidity in the credit markets and the failed auctions that started in the first quarter of 2008, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs). As disclosed in Note 5 to our consolidated financial statements, supplemental disclosures are required regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 11% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at December 31, 2009. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of

CF INDUSTRIES HOLDINGS, INC.

insurance and other credit enhancements. Based on this valuation, the remaining unrealized holding loss against the cost basis in the investments at December 31, 2009 was $4.5 million. The decrease in the unrealized holding loss at December 31, 2009 versus December 31, 2008 is due primarily to a lower balance of auction rate securities due to redemptions and sales and a lower discount rate that was used to value the securities that is reflective of lower credit spreads. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary. The unrealized holding loss that has been reported in other comprehensive income is included in the net $133.9 million investment balance in auction rate securities. At December 31, 2009, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

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

        We believe that ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of the auction process or otherwise. We do not believe the ongoing market liquidity issues regarding these securities present any operating liquidity issues for us. Our cash, cash equivalents, short-term investments, operating cash flow and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.7 million as of December 31, 2009 and $4.1 million as of December 31, 2008. On December 31, 2009, CFL refinanced its existing notes payable and the new unsecured promissory notes are now due December 30, 2011. There were no outstanding borrowings under our $250 million credit facility as of December 31, 2009 or December 31, 2008.

        Our $250 million credit facility, as amended on September 7, 2005 and July 31, 2007, is scheduled to be available until July 31, 2012 and bears interest at a variable rate. This facility is secured by working capital, certain equipment and the Donaldsonville nitrogen fertilizer complex. Our investment in and advances to Keytrade have been pledged as security under our credit facility. The credit facility provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. The borrowing base may be reduced by reserves, such as unrealized losses with derivative counterparties who are members of the bank group participating in the facility. As of December 31, 2009 and 2008, we had $190.8 million and $220.5 million, respectively, available under our credit facility. See Note 24 to our consolidated financial statements for additional information concerning this credit facility.

Investment in Keytrade

        Keytrade is a reseller of fertilizer products that it purchases from various manufacturers around the world and resells in approximately 50 countries through a network of seven offices. In October

CF INDUSTRIES HOLDINGS, INC.

2007, we purchased 50% of the common shares of Keytrade, certain preferred stock and advanced funds in the form of subordinated financing. In 2009, we acquired certain exclusive U.S. marketing and terminal usage rights from Keytrade for $2.5 million. The total investment and subordinated financing in Keytrade at December 31, 2009 is $45.6 million. The subordinated financing totals $12.4 million at December 31, 2009 and is in the form of notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00%. Under the terms of a commercial agreement we executed with Keytrade concurrent with our investment, we utilize Keytrade as our exclusive exporter of phosphate fertilizer products from North America and as our exclusive importer of UAN products into North America. We account for Keytrade as an equity method investment. See Note 19 to our consolidated financial statements for additional information concerning the Keytrade investment.

Capital Spending

        Capital expenditures totaled $235.7 million in 2009 and were made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Of the $93.9 million increase in capital expenditures in 2009 as compared to 2008, approximately $70.9 million related primarily to plant and equipment expenditures and approximately $23.0 million related to plant turnaround activity during 2009. We expect to spend approximately $150 million to $200 million on routine capital expenditures in 2010. This amount includes approximately $18 million for capital expenditures at CFL, of which we are obligated to fund 66%.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives and our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under the FPP for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2009 and December 31, 2008, we had approximately $159.5 million and $347.8 million, respectively, in customer advances on our consolidated balance sheet. During 2009, 2008 and 2007, we sold approximately 2.6 million, 5.6 million and 5.4 million tons of fertilizer, respectively, representing approximately 33%, 71% and 60% of our sales volume, respectively, under the FPP.

CF INDUSTRIES HOLDINGS, INC.

        While customer advances were a significant source of liquidity in both 2009 and 2008, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. As of December 31, 2009 and December 31, 2008, we had approximately 1.4 million tons of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next five months.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. Such a delay in scheduled shipment may negatively impact our reported sales and operating costs. As a result, these delayed shipments are generally subject to charges to the customer for storage. In addition, we maintain the right to cancel a forward order if delivery is not taken within a specified period of time. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the FPP. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements, unrelated to our FPP.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized loss or gain thresholds are exceeded. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements. As of December 31, 2009, we were not in a net liability position with any derivative counterparty and, as a result, no cash collateral was on deposit with counterparties.

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

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We made annual contributions of $7.5 million, $6.2 million and $9.4 million in February of 2009, 2008 and 2007, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure. In the first quarter of 2010, we expect to contribute another $3.7 million. Based on the predetermined funding formula as prescribed by the state of Florida and an assumed rate of return of 2% on invested funds, we estimate that over the subsequent 23 years, our contributions will average approximately $5 million per year and may range up to $10 million in

CF INDUSTRIES HOLDINGS, INC.

the later years. The balance in the fund is estimated to peak at $210 million in 2033 and then decline over the next five decades as closure and post-closure work is completed and the funds are used to complete settlement of the AROs. The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 13 to our consolidated financial statements. These expense amounts are expected to differ from the anticipated contributions to the account, which are based on the guidelines set forth in the Florida regulations. Ultimately, the cash in this account will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

        We may be subject to additional financial assurance requirements in connection with the enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. See Note 31 to our consolidated financial statements for additional information on the RCRA enforcement initiative. A final settlement of this matter may require us to meet a specified financial test and/or contribute cash or other qualifying assets into a trust designated to be used for closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiations with the United States Department of Justice and the United States Environmental Protection Agency on this enforcement initiative. Consequently, we cannot predict the ultimate outcome of this matter or its impact on future cash flows.

Other Liquidity Requirements

        We are subject to federal, state and local laws and regulations concerning surface and underground waters. Such regulations evolve through various stages of proposal or development and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, proposed regulations in the State of Florida are being considered to limit nutrient content in water discharges, including certain specific regulations pertaining to water bodies near our Florida operations. We are monitoring the evolution of these proposed regulations. Potential costs associated with compliance cannot be determined currently and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed approximately $22.3 million to our U.S. and Canadian pension plans in the year ended December 31, 2009. We expect to contribute approximately $9.6 million to our pension plans in 2010.

Cash Flows

Operating Activities

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net cash generated from operating activities in 2009 was $681.8 million compared to $638.6 million in 2008. The $43.2 million increase in cash provided by operating activities in 2009 was due primarily to

CF INDUSTRIES HOLDINGS, INC.

a $640.5 million decline in cash invested in working capital, primarily inventory, partially offset by a decrease in net earnings. The $640.5 million decrease in cash invested in working capital of the business is the difference between the $248.1 million decrease in 2009 and the $392.4 million increase in 2008. The amount invested in working capital in 2009 declined due to a $440.3 million decrease in inventories, partially offset by a $188.3 million decrease in customer advances. Total product inventories in the nitrogen and phosphate segments decreased by $136.6 million and $289.6 million, respectively, at December 31, 2009 compared to December 31, 2008. Of the total decrease, approximately 78% was due to lower quantities held and approximately 22% was due to lower per-unit manufacturing costs. The decreases related primarily to ammonia, DAP and potash fertilizer inventories. The decrease in customer advances at December 31, 2009 compared to December 31, 2008 was due primarily to lower selling prices associated with orders under our FPP.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Net cash generated from operating activities in 2008 was $638.6 million compared to $690.1 million in 2007. The $51.5 million decrease in cash provided by operating activities in 2008 was due primarily to a $546.2 million increase in cash invested in working capital primarily to build inventories, partially offset by a $311.9 million increase in net earnings attributable to common stockholders. The $546.2 million increase in cash invested in working capital of the business is the difference between the $392.4 million increase in 2008 and the $153.8 million decrease in 2007. Total nitrogen and phosphate segment inventories at December 31, 2008 increased by $245.2 million compared to December 31, 2007. Of this increase, approximately 65% was due to higher quantities held and approximately 35% was due to higher per-unit manufacturing costs. The increases related primarily to ammonia and phosphate fertilizer inventories. During the second half of 2008, we acquired approximately $147 million of potash fertilizer which remained in inventory at year end.

Investing Activities

Years Ended December 31, 2009, 2008 and 2007

        Net cash used in investing activities was $487.7 million in 2009 compared to $159.5 million of net cash provided by investing activities in 2008. The $647.2 million increase in cash used in investing activities in 2009 was due primarily to net purchases of short-term investments, net purchases of Terra common stock and higher capital expenditures. Net purchases in 2009 of short-term investments was $124.5 million and net purchases of Terra common stock was $179.2 million, partially offset by a dividend of $52.4 million we received on the Terra common stock. The dividend was recognized as a return of capital. See Note 9 to our consolidated financial statements for additional information on activity related to proposed business combinations. The $502.6 million increase in cash provided by investing activities in 2008 over 2007 was due primarily to net sales of investments of $295.9 million during 2008 compared to $194.3 million of net purchases during 2007, resulting from our decision to discontinue investing in auction rate securities. The proceeds from the sales of our investments in securities in 2008 were generally invested in cash equivalents. Additions to property, plant and equipment accounted for $235.7 million, $141.8 million, and $105.1 million of cash used in investing activities in 2009, 2008 and 2007, respectively. The increase in additions to property, plant and equipment in 2009 as compared to 2008 included a $70.9 million increase in capital projects and a $23.0 million increase in plant turnaround-related expenditures. The increase in additions to property, plant and equipment in 2008 was due primarily to a $43.7 million increase in capital projects offset by a $7.0 million decrease in plant turnaround-related expenditures. As previously discussed, we made annual contributions of $7.5 million in February of 2009, $6.2 million in February of 2008 and

CF INDUSTRIES HOLDINGS, INC.

$9.4 million in February of 2007 to our asset retirement obligation escrow account. The balance in this account is reported at fair value on our consolidated balance sheets.

Financing Activities

Years Ended December 31, 2009, 2008 and 2007

        Net cash used in financing activities was $123.9 million, $540.5 million and $4.9 million in 2009, 2008 and 2007, respectively. The $416.6 million decrease in cash used in financing activities in 2009 compared to 2008 was due primarily to the expenditure of $500.2 million to repurchase our common stock in the fourth quarter of 2008. Distributions to the noncontrolling interest increased $59.6 million to $112.3 million in 2009 from $52.7 million in 2008 due to CFL's improved 2008 net earnings, which were distributed in 2009. Dividends paid on common stock were $19.4 million, $22.0 million and $4.5 million in 2009, 2008 and 2007, respectively. Dividends paid increased $17.5 million in 2008 due to an increase of the quarterly dividend to $0.10 per common share from $0.02 per common share. During 2008, we received $10.1 million of proceeds from stock options exercised under the 2005 Equity and Incentive Plan compared to $16.6 million in 2007. Distributions to the noncontrolling interest increased $22.7 million to $52.7 million in 2008 from $30.0 million in 2007 due to CFL's improved 2007 net earnings (distributed in 2008).

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	After 2014	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	4.7	—	—	—	—	4.7
Interest payments on long-term debt and notes payable(1)	0.1	0.1	—	—	—	—	0.2
Other Obligations
Operating leases	29.9	14.1	8.8	4.5	3.5	7.7	68.5
Equipment purchases and plant improvements(3)	60.5	15.3	22.0	—	—	—	97.8
Transportation(4)	62.0	25.5	13.2	13.6	14.0	165.3	293.6
Purchase obligations(5)(6)	240.5	88.2	2.5	1.0	0.9	2.1	335.2
Keytrade Commerical Agreement(7)	2.8	2.8	2.1	—	—	—	7.7
Contributions to Pension Plans(8)	9.6	—	—	—	—	—	9.6

Total(9)	$405.4	$150.7	$48.6	$19.1	$18.4	$175.1	$817.3

(1)
Based on debt balances and interest rates as of December 31, 2009.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

CF INDUSTRIES HOLDINGS, INC.

(3)
Includes minimum commitments associated with project development activities for a proposed nitrogen complex in Peru.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2009 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at December 31, 2009. Also includes minimum commitments to purchase ammonia and urea for resale and ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of December 31, 2009 and actual prices may differ. Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains and losses could be incurred on resale.

(6)
Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(7)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(8)
Represents the contributions we expect to make to our pension plans during 2010. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(9)
Excludes $28.2 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 14 to our consolidated financial statements for further discussion of these unrecognized tax benefits.

Other Long-Term Obligations

        As of December 31, 2009, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2010	2011	2012	2013	2014	After 2014	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations(1)(2)	$11.1	$7.0	$5.5	$4.7	$3.0	$646.2	$677.5
Environmental remediation liabilities	0.4	0.4	0.4	0.4	0.4	4.2	6.2

Total	$11.5	$7.4	$5.9	$5.1	$3.4	$650.4	$683.7

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $103.7 million as of December 31, 2009.

We also have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex, at CFL's Medicine Hat facility and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the

CF INDUSTRIES HOLDINGS, INC.

  removal and disposition of certain chemical, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2009 dollars is approximately $21 million. Currently, we do not believe there is a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any cash flows for these AROs. See Note 13 to our consolidated financial statements for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in an escrow account established to cover costs associated with closure of our phosphogypsum stack systems. This account will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2014 are detailed in the following table.

        The following table details the undiscounted, inflation-adjusted estimated cash flows after 2014 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2015 - 19	2020 - 29	2030 - 39	2040 - 49	2050 - 59	After 2059	Total
	(in millions)
Asset retirement obligations	$29.4	$45.9	$220.7	$73.7	$59.6	$216.9	$646.2

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

        In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, Illinois. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 25 to our consolidated financial statements for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CF INDUSTRIES HOLDINGS, INC.

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

Property, Plant and Equipment

        Useful Lives of Depreciable Assets—Property, plant and equipment is stated at historical cost and depreciation is computed using either the straight-line method or the units-of-production (UOP) method over the lives of the assets. The lives used in computing depreciation expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' estimates, engineering or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

        Plant Turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or build-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is generally until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period which would lead to higher production costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shut down including required safety inspections which entails the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing

CF INDUSTRIES HOLDINGS, INC.

activities in the Consolidated Statement of Cash Flows in the line entitled, "Additions to property plant and equipment."

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

Asset Retirement Obligations and Environmental Remediation Liabilities

        Asset retirement obligations (AROs) are legal obligations associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes, land reclamation activities at our Hardee, Florida phosphate rock mine and the cessation of operations at all of our facilities. If the cost of closure can be reasonably estimated, AROs are recognized in the period in which the related assets are put into service. We are required to recognize an ARO for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over their estimated useful life. The aggregate carrying value of all of our AROs was $103.7 million as of December 31, 2009 and $100.7 million as of December 31, 2008. The increase in the aggregate carrying value of these AROs is due to normal accretion expense and recognizing changes in estimates, offset by cash expenditures on existing AROs as previously discussed.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $6.2 million as of December 31, 2009 and $6.7 million as of December 31, 2008.

        The actual amounts to be spent on AROs and environmental remediation liabilities will depend on factors such as the timing of activities, refinements in scope, technological developments and cost inflation, as well as present and future environmental laws and regulations. The estimates of amounts to be spent are subject to considerable uncertainty and long timeframes. We are also required to select discount rates to calculate the present value of AROs. Changes in these estimates or the selection of a different discount rate could have a material impact on our results of operations and financial position.

CF INDUSTRIES HOLDINGS, INC.

Recoverability of Long-Lived Assets and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment, investments in unconsolidated subsidiaries as well as other long-lived assets on a regular basis in order to assess recoverability based on expected future undiscounted cash flows. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss is recognized immediately. Factors that we must estimate when performing impairment tests include sales volume, prices, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The recoverability of the values associated with our long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business.

Fair Value Measurements

        We have classified our investments in auction rate securities as those measured using significant unobservable inputs (Level 3 securities) under the provisions of the current rules for assessing fair value. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of December 31, 2009. See Note 5 to our consolidated financial statements for additional information concerning fair value measurements.

Income Taxes

        We recognize expenses, assets and liabilities for taxes based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Significant judgment is applied in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. Interest and penalties related to unrecognized tax benefits are reported as interest expense and non-operating—net, respectively.

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. See Note 14 to our consolidated financial statements for additional information concerning the utilization of NOLs.

CF INDUSTRIES HOLDINGS, INC.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the market value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $276.0 million at December 31, 2009, which was $42.5 million higher than pension plan assets. The December 31, 2009 PBO was computed based on a weighted average discount rate of 6.2%, which was based on yields for high-quality (Aa rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $19.2 million higher or $17.3 million lower, respectively, than the amount previously discussed. The weighted average discount rate used to calculate pension expense in 2009 was 6.6%. If the discount rate used to compute 2009 pension expense decreased or increased by 50 basis points, the expense would have been approximately $1.8 million higher or $1.5 million lower, respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 7.0% weighted average expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2009 would have been $1.1 million lower or higher, respectively. See Note 7 to our consolidated financial statements for further discussion of our pension plans.

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

Stock-Based Compensation

        Costs associated with stock-based compensation are recognized in our consolidated statement of operations at the grant date fair value of all stock-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected term. The weighted-average expected volatility used to value the stock options granted in 2009 was 54%. If the expected volatility was 2% higher or lower, the fair value of the stock options would have been approximately 2.9% higher or lower, respectively. The expected term of the stock options granted in 2009 was four to five years. If the expected term was six months higher or lower, the fair value of the stock options would have been approximately 4.7% higher or lower, respectively.

        We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2009 on a pre-tax basis was $6.6 million. As of December 31, 2009, on a pre-tax basis there was approximately $8.3 million and $3.7 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over a weighted-average period of 2.0 years, respectively. See Note 29 to our consolidated financial statements for further discussion of stock-based compensation.

CF INDUSTRIES HOLDINGS, INC.

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

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued a standard that established the Accounting Standards Codification (ASC) generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. This standard was effective for interim and annual periods ending after September 15, 2009. As the ASC does not change or alter existing US GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references. This recently adopted standard is ASU No. 2009-1.

        In December 2008, the Financial Accounting Standards Board (FASB) issued a new standard which established new accounting and reporting requirements for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted this standard as of January 1, 2009 and applied it retrospectively to all periods presented. For additional information, see Note 4 to our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 810 that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160.

CF INDUSTRIES HOLDINGS, INC.

        In December 2007, the FASB issued a new standard that pertains to business combinations which significantly changes how acquisitions are accounted for and presented in financial statements. The standard requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 805 that pertain to the standard formerly known as SFAS No. 141(R).

        In April 2009, the FASB amended the business combinations standard that had been issued in 2007. This amendment pertains to assets acquired and liabilities assumed in a business combination that arise from contingencies. The amendment requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 805 that pertain to the standard formerly known as SFAS No. 141(R).

        In June 2008, the FASB issued a standard which provides requirements for determining whether instruments granted in share-based payment transactions are participating securities. This standard applies to the calculation of earnings per share (EPS) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported basic and diluted earnings per share data and the number of weighted average common shares outstanding shares outstanding for 2008 and 2007. The adoption of this standard did not have a material impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 260 that pertain to the standard formerly known as FASB Staff Position (FSP) No. EITF 03-6-1.

        In November 2008, the FASB issued a standard related to certain equity method accounting considerations. This standard applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. This standard was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 323 that pertain to the standard formerly known as EITF Issue No. 08-6.

        In April 2009, the FASB issued an accounting standard that provides requirements for (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset

CF INDUSTRIES HOLDINGS, INC.

or liability have significantly declined and (2) identifying transactions that are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. This standard was effective for interim and annual periods ending after June 15, 2009. This recently adopted standard can be found in the provisions of ASC Topic 820 that pertain to the standard formerly known as FSP No. FAS 157-4.

        In April 2009, the FASB issued a standard that changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. This standard was effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a material impact on our consolidated financial statements. See Note 15 to our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 320 that pertain to the standard formerly known as FSP No. FAS 115-2 and FAS 124-2.

        In December 2008, the FASB issued a standard that updates the requirements for disclosures about postretirement benefit plan assets. This standard updates the requirements for an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. We adopted this standard as of December 31, 2009. For additional information, see Note 7 to our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 715 that pertain to the standard formerly known as FSP No. 132(R)-1.

        In August 2009, the FASB issued a standard that provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similarly traded liabilities or assets. An entity may also use a valuation technique that is consistent with the principles of the ASC Topic that deals with fair value measurement such as an income or market valuation approach. This standard is effective for the first reporting period beginning after August 27, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. This recently adopted standard is ASU No. 2009-5.

Recently Issued Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities. This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's

CF INDUSTRIES HOLDINGS, INC.

economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-17.

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets. This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. This standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-16.

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-13.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements. This recently issued pronouncement is ASU No. 2010-6.

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

Investments in Auction Rate Securities

        As of December 31, 2009, we had $133.9 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Notes 5 and 15 to the consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-K.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at December 31, 2009 was $4.5 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $133.9 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $8 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.4 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of December 31, 2009, we had notes payable of approximately $4.7 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $47,000 change in pre-tax income on an annual basis. The senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of December 31, 2009, there were no borrowings under this facility.

        As of December 31, 2009, we had short-term investments of $185.0 million consisting primarily of available-for-sale U.S. Treasury Bills with original maturity dates between three and six months. A 100 basis point change in the average rate of interest earned on these short-term investments would result in a $1.9 million change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of December 31, 2009. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar as a result of our 66% economic interest and our 49% common equity interest in CFL. We have made advances to CFL of $9.6 million

CF INDUSTRIES HOLDINGS, INC.

Canadian Dollars. At the present time, we do not maintain any exchange rate derivatives or hedges related to CFL.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to fertilizer sales are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (28%) by approximately $33, $22 and $12, respectively.

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

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using either NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

        We recognize derivatives in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of December 31, 2009 and December 31, 2008, we had open derivative contracts for 11.0 million MMBtus and 16.7 million MMBtus, respectively, of natural gas. For the year ended December 31, 2009, we used derivatives to cover approximately 38% of our natural gas consumption at Donaldsonville and approximately 35% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $11.0 million.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810—Consolidation, that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160—Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 and the provisions of ASC Topic 260—Earnings Per Share, that pertain to the standard formerly known as FSP No. EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and retrospectively applied these standards to all periods presented in the consolidated financial statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2010

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Net sales	$2,608.4	$3,921.1	$2,756.7
Cost of sales	1,769.0	2,698.4	2,086.7

Gross margin	839.4	1,222.7	670.0
Selling, general and administrative	62.9	68.0	65.2
Other operating—net	96.7	4.5	3.2

Operating earnings	679.8	1,150.2	601.6
Interest expense	1.5	1.6	1.7
Interest income	(4.5)	(26.1)	(24.4)
Other non-operating—net	(12.8)	(0.7)	(1.6)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	695.6	1,175.4	625.9
Income tax provision	246.0	378.1	199.5
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	(1.1)	4.2	0.9

Net earnings	448.5	801.5	427.3
Less: Net earnings attributable to the noncontrolling interest	82.9	116.9	54.6

Net earnings attributable to common stockholders	$365.6	$684.6	$372.7

Net earnings per share attributable to common stockholders
Basic	$7.54	$12.35	$6.70

Diluted	$7.42	$12.13	$6.56

Weighted average common shares outstanding
Basic	48.5	55.4	55.7

Diluted	49.2	56.4	56.8

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2009	2008	2007
	(in millions)
Net earnings	$448.5	$801.5	$427.3
Other comprehensive income (loss):
Foreign currency translation adjustment	7.3	(10.1)	7.6
Unrealized gain (loss) on securities—net of taxes	23.7	(14.5)	0.1
Defined benefit plans—net of taxes	4.3	(34.1)	8.2

	35.3	(58.7)	15.9

Comprehensive income	483.8	742.8	443.2
Less: Comprehensive income attributable to the noncontrolling interest	86.2	112.2	58.3

Comprehensive income attributable to common stockholders	$397.6	$630.6	$384.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$697.1	$625.0
Short-term investments	185.0	—
Accounts receivable	167.4	175.1
Inventories—net	207.8	588.6
Prepaid income taxes	14.7	26.3
Other	11.1	18.2

Total current assets	1,283.1	1,433.2
Property, plant and equipment—net	793.8	661.9
Goodwill	0.9	0.9
Asset retirement obligation escrow account	36.5	28.8
Investments in and advances to unconsolidated affiliates	45.6	44.8
Investments in auction rate securities	133.9	177.8
Investment in marketable equity securities	160.2	—
Other assets	40.9	40.2

Total assets	$2,494.9	$2,387.6

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$172.5	$207.9
Income taxes payable	—	14.1
Customer advances	159.5	347.8
Notes payable	—	4.1
Deferred income taxes	52.6	52.1
Distributions payable to noncontrolling interest	92.1	106.0
Other	3.1	86.1

Total current liabilities	479.8	818.1

Notes payable	4.7	—
Deferred income taxes	68.3	6.2
Other noncurrent liabilities	197.2	212.6
Contingencies (Note 31)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2009—48,569,985 and 2008—48,391,584 shares outstanding	0.5	0.5
Paid-in capital	723.5	709.4
Retained earnings	1,048.1	703.4
Accumulated other comprehensive loss	(43.2)	(75.2)

Total stockholders' equity	1,728.9	1,338.1
Noncontrolling interest	16.0	12.6

Total equity	1,744.9	1,350.7

Total liabilities and equity	$2,494.9	$2,387.6

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2006	$0.6	$—	$751.2	$48.6	$(33.4)	$767.0	$13.6	$780.6
Net earnings	—	—	—	372.7	—	372.7	54.6	427.3
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	3.9	3.9	3.7	7.6
Unrealized gain on securities—net of taxes	—	—	—	—	0.1	0.1	—	0.1
Defined benefit plans—net of taxes	—	—	—	—	8.2	8.2	—	8.2

Comprehensive income						384.9	58.3	443.2

Issuance of $0.01 par value common stock under employee stock plans	—	—	16.6	—	—	16.6	—	16.6
Stock-based compensation expense	—	—	9.7	—	—	9.7	—	9.7
Excess tax benefit from stock-based
compensation	—	—	13.3	—	—	13.3	—	13.3
Cash dividends ($0.08 per share)	—	—	—	(4.5)	—	(4.5)	—	(4.5)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(57.6)	(57.6)
Effect of exchange rates changes	—	—	—	—	—	—	3.0	3.0

Balance at December 31, 2007	$0.6	$—	$790.8	$416.8	$(21.2)	$1,187.0	$17.3	$1,204.3
Net earnings	—	—	—	684.6	—	684.6	116.9	801.5
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(5.4)	(5.4)	(4.7)	(10.1)
Unrealized (loss) on securities—net of taxes	—	—	—	—	(14.5)	(14.5)	—	(14.5)
Defined benefit plans—net of taxes	—	—	—	—	(34.1)	(34.1)	—	(34.1)

Comprehensive income						630.6	112.2	742.8

Issuance of $0.01 par value common stock under employee stock plans	—	—	10.1	—	—	10.1	—	10.1
Stock-based compensation expense	—	—	8.3	—	—	8.3	—	8.3
Excess tax benefit from stock-based compensation	—	—	24.3	—	—	24.3	—	24.3
Purchase of treasury stock	—	(500.2)	—	—	—	(500.2)	—	(500.2)
Cancellation of treasury stock	(0.1)	500.2	(124.1)	(376.0)	—	—	—	—
Cash dividends ($0.40 per share)	—	—	—	(22.0)	—	(22.0)	—	(22.0)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(106.0)	(106.0)
Effect of exchange rates changes	—	—	—	—	—	—	(10.9)	(10.9)

Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	—	365.6	—	365.6	82.9	448.5
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	4.0	4.0	3.3	7.3
Unrealized gain on securities—net of taxes	—	—	—	—	23.7	23.7	—	23.7
Defined benefit plans—net of taxes	—	—	—	—	4.3	4.3	—	4.3

Comprehensive income						397.6	86.2	483.8

Acquisition of treasury stock under employee stock plans	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Issuance of $0.01 par value common stock under employee stock plans	—	1.8	2.9	(1.5)	—	3.2	—	3.2
Stock-based compensation expense	—	—	6.6	—	—	6.6	—	6.6
Excess tax benefit from stock-based compensation	—	—	4.6	—	—	4.6	—	4.6
Cash dividends ($0.40 per share)	—	—	—	(19.4)		(19.4)	—	(19.4)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(92.1)	(92.1)
Effect of exchange rates changes	—	—	—	—	—	—	9.3	9.3

Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	(in millions)
Operating Activities:
Net earnings	$448.5	$801.5	$427.3
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	101.0	100.8	84.5
Deferred income taxes	45.7	26.4	48.0
Stock compensation expense	6.6	8.3	9.7
Excess tax benefit from stock-based compensation	(4.6)	(24.3)	(13.3)
Unrealized (gain) loss on derivatives	(87.5)	63.8	(17.0)
Inventory valuation allowance	(57.0)	57.0	—
(Gain) on sale of marketable equity securities	(11.9)	—	—
Loss (gain) on disposal of property, plant and equipment	0.7	(6.2)	—
Equity in loss (earnings) of unconsolidated affiliates—net of taxes	1.1	(4.2)	(0.9)
Changes in:
Accounts receivable	21.3	(44.0)	(28.5)
Margin deposits	11.4	(11.4)	11.7
Inventories	440.3	(416.7)	(53.6)
Prepaid product and expenses	—	19.6	(20.7)
Accrued income taxes	2.2	9.8	14.0
Accounts payable and accrued expenses	(39.2)	3.7	31.3
Product exchanges—net	0.4	4.6	(3.5)
Customer advances—net	(188.3)	42.0	203.1
Other—net	(8.9)	7.9	(2.0)

Net cash provided by operating activities	681.8	638.6	690.1

Investing Activities:
Additions to property, plant and equipment	(235.7)	(141.8)	(105.1)
Proceeds from sale of property, plant and equipment	9.3	10.4	4.1
Purchases of short-term and auction rate securities	(304.9)	(638.2)	(1,140.5)
Sales and maturities of short-term and auction rate securities	180.4	934.1	946.2
Purchases of marketable equity securities	(247.2)	—	—
Sale of marketable equity securities	68.0	—	—
Return of capital from marketable equity securities	52.4	—	—
Deposit to asset retirement obligation escrow account	(7.5)	(6.2)	(9.4)
Investment in unconsolidated affiliates	—	—	(26.8)
Advances to unconsolidated affiliates	—	—	(12.8)
Other—net	(2.5)	1.2	1.2

Net cash provided by (used in) investing activities	(487.7)	159.5	(343.1)

Financing Activities:
Dividends paid on common stock	(19.4)	(22.0)	(4.5)
Distributions to noncontrolling interest	(112.3)	(52.7)	(30.0)
Issuances of common stock under employee stock plans	3.2	10.1	16.6
Purchase of treasury stock	—	(500.2)	—
Excess tax benefit from stock-based compensation	4.6	24.3	13.3
Other—net	—	—	(0.3)

Net cash used in financing activities	(123.9)	(540.5)	(4.9)

Effect of exchange rate changes on cash and cash equivalents	1.9	0.9	(1.0)

Increase in cash and cash equivalents	72.1	258.5	341.1
Cash and cash equivalents at beginning of period	625.0	366.5	25.4

Cash and cash equivalents at end of period	$697.1	$625.0	$366.5

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

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. after the reorganization transaction described below, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. All references to "our pre-IPO owners" refer to the eight stockholders of CF Industries, Inc. prior to the consummation of our reorganization transaction and initial public offering (IPO) in 2005.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Subsequent events have been evaluated through the date these financial statements were issued and filed with the Securities and Exchange Commission (SEC).

2.    Summary of Significant Accounting Policies

Consolidation

        CF Holdings' consolidated financial statements include the accounts of CF Industries, Inc., all majority-owned subsidiaries and variable interest entities in which CF Holdings or a subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated. Canadian Fertilizers Limited (CFL) is a variable interest entity that is consolidated in the financial statements of CF Holdings. Refer to Note 4—Canadian Fertilizers Limited, for additional information.

CF INDUSTRIES HOLDINGS, INC.

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

Investments

        Short-term and noncurrent investments are generally accounted for as available-for-sale securities reported at fair value with changes in fair value reported in other comprehensive income unless fair value is below amortized cost (i.e., the investment is impaired) and the impairment is deemed other-than-temporary, in which case, some or all of the decline in value would be charged to earnings. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments. See Note 15—Cash and Cash Equivalents, Short-Term Investments and Other Investments, for more information on investments.

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

Investments in and Advances to Unconsolidated Affiliates

        We use the equity method of accounting for investments in affiliates that we do not consolidate, but over which we exercise significant influence. Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor. Losses in the value of an investment in an unconsolidated affiliate, which are other than temporary, are recognized when the current fair value of the investment is less than its carrying value. Investments in unconsolidated affiliates represents our 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. Advances to unconsolidated affiliates are held-to-maturity debt securities which are reported at amortized cost. We report equity in earnings of unconsolidated affiliates net of our tax expense. Our investments in and advances to unconsolidated affiliates is included in our Other segment in Note 32—Segment Disclosures. For more information, see Note 19—Investments in and Advances to Unconsolidated Affiliates.

CF INDUSTRIES HOLDINGS, INC.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or build-in overhaul methods, Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is generally until the next scheduled turnaround in up to 5 years. If we used the direct expense method, turnaround costs would be expensed as incurred. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows in the line titled, "Additions to property plant and equipment." Further details on plant turnaround amounts can be found in Note 20—Property plant and equipment—Net.

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

Leases

        Leases are classified as either operating leases or capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. We do not currently have any capital leases. Leasehold improvements are amortized over the shorter of

CF INDUSTRIES HOLDINGS, INC.

the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

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

        Derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized in earnings immediately in cost of sales, unless hedge accounting is elected or the normal purchase and sale exemption applies. Currently we do not apply hedge accounting. We report fair value amounts recognized for our derivative instruments and related cash collateral on a gross basis rather than on a net basis.

Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information, see Note 13—Asset Retirement Obligations.

Stock-based Compensation

        The cost of employee services received in exchange for an award of equity instruments is measured based upon the fair value of the award on the grant date. This cost is recognized over the period during which the employee is required to provide services in exchange for the award and is accrued based on the straight-line method. For additional information, see Note 29—Stock-Based Compensation.

CF INDUSTRIES HOLDINGS, INC.

Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business. We are also involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. Accruals for such contingencies are recorded to the extent we conclude their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, we consider many factors. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Environmental

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Expenditures that increase the capacity or extend the useful life of an asset, improve the safety or efficiency of the operations, or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when it is probable that a liability has been incurred and the costs can be reasonably estimated. Environmental liabilities are not discounted.

Use of Estimates

        The preparation of consolidated financial statements and accompanying notes in accordance with accounting principles generally accepted in the United States of America requires management to make use of judgments, estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Significant estimates in these consolidated financial statements include net realizable value of inventories, the timing and ultimate settlement costs of asset retirement obligations, environmental remediation liabilities, environmental and litigation contingencies, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair value of investments when markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock compensation instruments granted to employees. Actual results could differ from these estimates.

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

CF INDUSTRIES HOLDINGS, INC.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued a standard that established the Accounting Standards Codification (ASC) generally as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. This standard was effective for interim and annual periods ending after September 15, 2009. As the ASC does not change or alter existing US GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references. This recently adopted standard is ASU No. 2009-1.

        In December 2008, the Financial Accounting Standards Board (FASB) issued a new standard which established new accounting and reporting requirements for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The standard also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We adopted this standard as of January 1, 2009 and applied it retrospectively to all periods presented. For additional information, see Note 4—Canadian Fertilizers Limited. This recently adopted standard can be found in the provisions of ASC Topic 810 that pertain to the standard formerly known as Statement of Financial Accounting Standards (SFAS) No. 160.

        In December 2007, the FASB issued a new standard that pertains to business combinations which significantly changes how acquisitions are accounted for and presented in financial statements. The standard requires the acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. Additionally, this standard requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. The acquirer in an acquisition implemented in stages is required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This standard was effective for business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 805 that pertain to the standard formerly known as SFAS No. 141(R).

        In April 2009, the FASB amended the business combinations standard that had been issued in 2007. This amendment pertains to assets acquired and liabilities assumed in a business combination

CF INDUSTRIES HOLDINGS, INC.

that arise from contingencies. The amendment requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the fair value can be determined during the measurement period. If an acquisition date fair value cannot be determined during the measurement period, it must still be recognized if it is probable the asset existed or a liability had been incurred and it can be reasonably estimated. This standard also increases the disclosure requirements of the acquirer to include the nature and the financial effects of the contingencies on its financial statements. This standard was effective for assets or liabilities arising from contingencies in business combinations with an acquisition date after December 31, 2008. Its adoption did not have an impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 805 that pertain to the standard formerly known as SFAS No. 141(R).

        In June 2008, the FASB issued a standard which provides requirements for determining whether instruments granted in share-based payment transactions are participating securities. This standard applies to the calculation of earnings per share (EPS) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of EPS pursuant to the two-class method. This standard was effective for the Company beginning January 1, 2009 with retrospective adjustment to previously reported basic and diluted earnings per share data and the number of weighted average common shares outstanding shares outstanding for 2008 and 2007. The adoption of this standard did not have a material impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 260 that pertain to the standard formerly known as FASB Staff Position (FSP) No. EITF 03-6-1.

        In November 2008, the FASB issued a standard related to certain equity method accounting considerations. This standard applies to all investments accounted for under the equity method and clarifies the accounting for the initial measurement, impairment and changes in ownership interests for such investments. This standard was effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and its adoption did not have a significant impact on our consolidated financial statements. This recently adopted standard can be found in the provisions of ASC Topic 323 that pertain to the standard formerly known as EITF Issue No. 08-6.

        In April 2009, the FASB issued an accounting standard that provides requirements for (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. Factors to consider in determining whether there has been a significant decrease in the volume and level of activity include transaction frequency and volume, substantial variation in market quotations, abnormal risk premiums or bid-ask spreads, and a significant decline in market activity and the availability of market information. If it is determined that there has been a significant decrease in the volume and level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. This standard was effective for interim and annual periods ending after June 15, 2009. This recently adopted standard can be found in the provisions of ASC Topic 820 that pertain to the standard formerly known as FSP No. FAS 157-4.

        In April 2009, the FASB issued a standard that changes the requirements for recognizing other-than-temporary impairments for debt securities, modifies the presentation of other-than-temporary losses in the income statement and expands the disclosure requirements relating to impairments of debt and equity securities. This standard specifies that if a company does not have the intent or need to sell a debt security prior to recovery, the security is not considered

CF INDUSTRIES HOLDINGS, INC.

other-than-temporarily-impaired unless there is a credit loss. If an impairment to a security is recognized because of a credit loss, a company is required to recognize the credit loss component of the impairment of the debt security in earnings and the remaining portion of the impairment loss in other comprehensive income. This standard was effective for interim and annual periods ending after June 15, 2009, and its adoption did not have a material impact on our consolidated financial statements. See Note 15—Cash and Cash Equivalents, Short-Term Investments and Other Investments. This recently adopted standard can be found in the provisions of ASC Topic 320 that pertain to the standard formerly known as FSP No. FAS 115-2 and FAS 124-2.

        In December 2008, the FASB issued a standard that updates the requirements for disclosures about postretirement benefit plan assets. This standard updates the requirements for an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires additional disclosures related to investment allocations and strategies, the fair value of each major category of plan assets, inputs and valuation techniques used to develop the fair value of the plan assets and any significant concentrations of risk in plan assets. We adopted this standard as of December 31, 2009. For additional information, see Note 7—Pension and Other Postretirement Benefits. This recently adopted standard can be found in the provisions of ASC Topic 715 that pertain to the standard formerly known as FSP No. 132(R)-1.

        In August 2009, the FASB issued a standard that provides additional requirements for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similarly traded liabilities or assets. An entity may also use a valuation technique that is consistent with the principles of the ASC Topic that deals with fair value measurement such as an income or market valuation approach. This standard is effective for the first reporting period beginning after August 27, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. This recently adopted standard is ASU No. 2009-5.

Recently Issued Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities. This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-17.

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets. This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. This standard is effective as of the beginning of an entity's first annual reporting period that begins after November 15, 2009. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-16.

CF INDUSTRIES HOLDINGS, INC.

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit. It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements. This recently issued pronouncement is ASU No. 2009-13.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements. This recently issued pronouncement is ASU No. 2010-6.

4.     Canadian Fertilizers Limited

        Canadian Fertilizers Limited (CFL) owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and Viterra Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity which we consolidate in our financial statements.

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea. CFL's sales revenue was $429.2 million, $710.9 million and $470.9 million, for 2009, 2008 and 2007, respectively. CFL's assets and liabilities at December 31, 2009 were $356.6 million and $309.0 million, respectively and at December 31, 2008 were $375.2 million and $334.1 million, respectively.

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

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. Amounts reported as noncontrolling interest in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. Amounts reported as noncontrolling interest on our consolidated balance sheet represent the interests of Viterra and the holders of 17% of CFL's common shares. A reconciliation of the beginning and ending balances of distributions payable to noncontrolling interest on our consolidated balance sheet is provided below.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Distributions payable balance at January 1	$106.0	$57.6	$27.8
Declaration of distributions payable	92.1	106.0	57.6
Distributions to noncontrolling interest	(112.3)	(52.7)	(30.0)
Effect of exchange rate changes	6.3	(4.9)	2.2

Distributions payable balance at December 31	$92.1	$106.0	$57.6

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table presents assets and liabilities included in our consolidated balance sheet that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$697.1	$697.1	$—	$—
Available-for-sale short-term investments	185.0	185.0	—	—
Unrealized gains on natural gas derivatives	3.8	—	3.8	—
Asset retirement obligation escrow account	36.5	36.5	—	—
Investments in auction rate securities	133.9	—	—	133.9
Investment in marketable equity securities	160.2	160.2	—	—
Nonqualified employee benefit trust	8.6	8.6	—	—

Total assets at fair value	$1,225.1	$1,087.4	$3.8	$133.9

Unrealized losses on natural gas derivatives	$0.9	$—	$0.9	$—

Total liabilities at fair value	$0.9	$—	$0.9	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

  •
  Short-term Investments—As of December 31, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and six months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments. See Note 15—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

  •
  Natural Gas Derivatives—The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures (for Donaldsonville) or AECO (for Medicine Hat) price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are used to determine the fair value of these instruments. See Note 27—Derivative Financial Instruments for additional information.

  •
  Asset Retirement Obligation Escrow Account—We utilize an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 13—Asset Retirement Obligations for additional information. The fair value of this account approximates its cost basis.

  •
  Investments in Auction Rate Securities—Our investments in Auction Rate Securities consist of securities supported by student loans which originated primarily under the Federal Family Education Loan Program (FFELP), and are guaranteed by entities affiliated with governmental

CF INDUSTRIES HOLDINGS, INC.

    entities. Our auction rate securities are accounted for as noncurrent available-for-sale securities. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we used a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of the fair value disclosure requirements. See Note 15—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

  •
  Investment in Marketable Equity Securities—As of December 31, 2009, our investment in marketable equity securities consists of approximately 5.0 million shares of Terra Industries Inc. (Terra) common stock, which we acquired through open market purchases in the third quarter of 2009. These shares are classified as noncurrent available-for-sale securities. The fair value of the securities is based on daily quoted market prices. See Note 15—Cash and Cash Equivalents, Short-term Investments and Other Investments for additional information.

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2009	$177.8
Transfers into Level 3	—
Sales and redemptions	(60.2)
Unrealized gains included in other comprehensive income	16.3

Fair value, December 31, 2009	$133.9

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Earnings available to common shareholders:
Net earnings attributable to common stockholders	$365.6	$684.6	$372.7

Basic earnings per common share:
Weighted average common shares outstanding	48.5	55.4	55.7

Net earnings attributable to common stockholders	$7.54	$12.35	$6.70

Diluted earnings per common share:
Weighted average common shares outstanding	48.5	55.4	55.7
Dilutive common shares:
Stock options	0.7	1.0	1.1

Diluted weighted average shares outstanding	49.2	56.4	56.8

Net earnings attributable to common stockholders	$7.42	$12.13	$6.56

        Effective January 1, 2009, we adjusted previously reported earnings per share (EPS) data for comparative purposes upon adopting the provisions of an accounting standard issued in 2008 that applies to the calculation of EPS for share based payment awards with rights to dividends or dividend equivalents. The standard clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

        Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for the U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2009	2008	2009	2008
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$181.6	$229.8	$—	$—
Return on plan assets	36.0	(43.4)	—	—
Funding contributions	22.3	9.8	—	—
Benefit payments	(9.7)	(10.2)	—	—
Foreign currency translation	3.3	(4.4)	—	—

Fair value of plan assets December 31	233.5	181.6	—	—

Change in benefit obligation
Benefit obligation at January 1	(247.2)	(245.4)	(37.2)	(32.5)
Service cost	(6.3)	(6.5)	(1.8)	(1.6)
Interest cost	(16.0)	(14.3)	(2.5)	(2.1)
Benefit payments	9.7	10.2	1.1	1.1
Foreign currency translation	(3.7)	4.9	(0.2)	0.2
Change in assumptions and other	(12.5)	3.9	(1.8)	(2.3)

Benefit obligation at December 31	(276.0)	(247.2)	(42.4)	(37.2)

Funded status as of year end	$(42.5)	$(65.6)	$(42.4)	$(37.2)

        In the table above, the negative return on plan assets for 2008 primarily reflects the decline in equity market conditions experienced in the second half of 2008, and the positive return on plan assets in 2009 primarily reflects the improvement in equity market conditions. The line titled "Change in assumptions and other" reflects the impact of changes in discount rates and other assumptions such as rates of retirement and mortality.

        Information regarding the benefit obligation and fair value of plan assets by pension plan follows:

	U.S. Plan	Canadian Plan	Consolidated
	(in millions)
December 31, 2009:
Fair value of plan assets	$207.5	$26.0	$233.5
Benefit obligation	$(245.9)	$(30.1)	$(276.0)
Accumulated benefit obligation	$(214.4)	$(24.6)	$(239.0)
December 31, 2008:
Fair value of plan assets	$163.0	$18.6	$181.6
Benefit obligation	$(226.0)	$(21.2)	$(247.2)
Accumulated benefit obligation	$(198.3)	$(17.5)	$(215.8)

CF INDUSTRIES HOLDINGS, INC.

        Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2009	2008	2009	2008
	(in millions)
Accrued expenses	$—	$—	$2.2	$1.9
Other noncurrent liability	42.5	65.6	40.2	35.3

	$42.5	$65.6	$42.4	$37.2

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2009	2008	2009	2008
	(in millions)
Transition obligation	$—	$—	$1.0	$1.3
Prior service cost	0.3	0.4	0.1	0.1
Net actuarial loss	71.4	79.4	7.0	6.1

	$71.7	$79.8	$8.1	$7.5

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2009	2008	2007	2009	2008	2007
	(in millions)
Service cost for benefits earned during the period	$6.3	$6.5	$6.8	$1.8	$2.2	$1.2
Interest cost on projected benefit obligation	16.0	14.3	13.5	2.5	2.1	1.8
Expected return on plan assets	(16.0)	(16.1)	(14.3)	—	—	—
Amortization of transition obligation	—	—	—	0.3	0.3	0.3
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss	1.4	0.6	1.9	0.3	0.3	0.2

Net periodic benefit cost	7.8	5.4	8.0	4.9	4.9	3.5

Net actuarial (gain) loss	(6.6)	54.1	(8.0)	1.8	2.4	(2.3)
Transition obligation	—	—	—	—	(0.1)	—
Amortization of transition obligation	—	—	—	(0.3)	(0.3)	(0.3)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss	(1.4)	(0.6)	(1.9)	(0.3)	(0.3)	(0.2)

Total recognized in accumulated other comprehensive loss	(8.1)	53.4	(10.0)	1.2	1.7	(2.8)

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(0.3)	$58.8	$(2.0)	$6.1	$6.6	$0.7

CF INDUSTRIES HOLDINGS, INC.

        The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $2.8 million and $0.1 million, respectively. The estimated net actuarial loss and transition obligation for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.3 million and $0.3 million, respectively.

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our aggregate pension funding contributions for 2010 are estimated to be approximately $9.6 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        The expected future pension and retiree medical benefit payments are as follows:

	Pension benefit	Retiree medical
	(in millions)
2010	$11.1	$2.2
2011	12.0	2.4
2012	12.9	2.5
2013	13.8	2.8
2014	14.7	3.1
5 years thereafter	88.2	18.7

        The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2009	2008	2007	2009	2008	2007
Weighted average discount rate—obligation	6.2%	6.6%	6.0%	5.8%	6.5%	6.0%
Weighted average discount rate—expense	6.6%	6.0%	5.7%	6.5%	6.0%	5.7%
Weighted average rate of increase in future compensation—expense	5.0%	4.9%	4.9%	n/a	n/a	n/a
Weighted average expected long-term rate of return on assets—expense	7.0%	7.3%	7.2%	n/a	n/a	n/a

        The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (Aa rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation.

        The expected long-term rate of return on assets is based on analyses of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2010, our weighted average expected long-term rate of return on assets is 7.1%.

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2009 is 7.0% grading down to 6.0% in 2012 and thereafter. At December 31, 2008, the trend rate was 7.75%, grading down to 6.0% in 2012 and thereafter. A

CF INDUSTRIES HOLDINGS, INC.

one-percentage-point change in the assumed health care cost trend rate at December 31, 2009 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2009	12%	(10)%
Benefit obligation at December 31, 2009	9%	(8)%

        The objectives of the pension plans' investment policies are to administer the assets of the plans for the benefit of the participants in compliance with all laws and regulations, and to establish an asset mix that provides for diversification and considers the risk of various different asset classes with the purpose of generating favorable investment returns. The investment policies consider circumstances such as participant demographics, time horizon to retirement and liquidity needs, and provide guidelines for asset allocation, planning horizon, general portfolio issues and investment manager evaluation criteria.

        The current target asset allocation for the U.S. plan is 50% equity and 50% non-equity, which has been determined based on analysis of actual historical rates of return and plan needs and circumstances. The equity investments are tailored to exceed the growth of the benefit obligation and are a combination of U.S. and non-U.S. total stock market index mutual funds. The non-equity investments consist primarily of investments in debt securities and money market instruments that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status. This structure is achieved through the use of managed mutual funds.

        The current target asset allocation for the Canadian plan is 60% equity and 40% non-equity. The equity investments are actively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality actively managed portfolios that diversify assets across economic sectors, countries and maturity spectrums. This structure is achieved through the use of managed mutual funds.

        The fair values of our U.S. and Canadian pension plan assets at December 31, 2009, by major asset category are as follows:

	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Index equity funds(1)	$105.8	$90.2	$15.6	$—
Pooled equity funds(2)	15.6	—	15.6	—
Fixed income funds(3)	110.1	99.9	10.2	—

Total assets at fair value	231.5	$190.1	$41.4	$—

Cash, cash equivalents, & receivables(4)	2.0

Total assets	$233.5

(1)
This category consists of mutual funds and a common collective trust that utilize a passively managed investment approach designed to track specific equity indices.

CF INDUSTRIES HOLDINGS, INC.

(2)
This category consists of actively managed pooled funds that invest in common stocks and other equity securities that are traded on U.S., Canadian and foreign markets.

(3)
This category represents actively managed bond funds that invest in investment-grade corporate debt, various governmental debt obligations and mortgage-backed securities with varying maturities.

(4)
Cash and cash equivalents are considered a Level 1 asset.

        We have a defined contribution plan covering substantially all employees. Under the plan, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to a specified limit. We contributed $10.9 million, $6.8 million and $6.3 million to the plan in 2009, 2008 and 2007, respectively.

        We have an Annual Incentive Plan. The aggregate award under the plan is based on pre-determined targets for individually weighted performance metrics involving cash flow return on average gross capital employed, controllable cash costs and the attainment of specified strategic objectives. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense of $5.0 million, $9.7 million and $8.6 million for this plan in 2009, 2008 and 2007, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. We also maintain a closed plan in which no current employees are eligible to participate. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $1.3 million and $6.7 million at December 31, 2009 and $0.6 million and $7.5 million at December 31, 2008, respectively. We recognized expense for these plans of $1.3 million, $1.5 million and $1.3 million in 2009, 2008 and 2007, respectively.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Business combination costs	$53.4	$—	$—
Peru project development costs	35.9	—	—
Bartow costs	2.6	9.2	4.6
Fixed asset disposals	0.7	(6.3)	(3.0)
Litigation costs	3.1	0.8	0.1
Other	1.0	0.8	1.5

	$96.7	$4.5	$3.2

        Business combination costs were associated with our proposed business combination with Terra and with responding to Agrium Inc's proposed acquisition of CF Industries Holdings, Inc. See Note 9—Business Combination Activities and Subsequent Event for additional discussion of these activities.

        Bartow costs consist of provisions for asset retirement obligations (AROs) and site maintenance costs. The AROs involve costs of closure and post-closure monitoring for the phosphogypsum stack and cooling pond, and water treatment costs. Bartow costs in 2008 included changes in estimates for the AROs. See Note 13—Asset Retirement Obligations for additional information.

CF INDUSTRIES HOLDINGS, INC.

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

9.     Business Combination Activities and Subsequent Event

        During 2009, CF Holdings made several merger proposals to the Board of Directors of Terra Industries Inc. (Terra). Also during 2009, Agrium Inc. (Agrium) made several proposals to the Board of Directors of CF Holdings to acquire CF Holdings. The following summarizes these events and their impact on our financial results.

        CF Holdings' Proposals to Acquire Terra—In January 2009, CF Holdings proposed to Terra's Board of Directors an all stock merger transaction under which shareholders of Terra would receive shares in CF Holdings. Terra's Board rejected this initial offer. Subsequently, we made a series of modified offers to the Terra Board, including offering more favorable exchange ratios, with each offer being rejected by the Terra Board. The offers were each conditioned upon, among other things, CF Holdings entering into a merger agreement with Terra and approval by Terra's Board and shareholders. In the third quarter of 2009, we acquired 7.0 million shares (approximately 7%) of Terra's common shares in open market purchases, for $247.2 million. In the fourth quarter of 2009, we made a revised proposal to Terra consisting primarily of cash consideration. In making this modification, we obtained a financing commitment to fund the cash portion of the offer and incurred debt arrangement fees. This offer was also rejected by Terra's Board in the fourth quarter. The financing commitment expired on December 31, 2009.

        Agrium's Proposed Acquisition of CF Holdings—In February 2009, Agrium made an unsolicited offer to the CF Holdings' Board of Directors to purchase all of the outstanding common stock of CF Holdings for a combination of Agrium stock and cash. The offer was conditioned upon, among other things, the termination of our offer to acquire Terra, the negotiation of a definitive merger agreement between Agrium and us and approval by our Board of Directors and shareholders. CF Holdings' Board rejected this initial offer because, among other things, it significantly undervalued the Company. Subsequently, Agrium made several modifications to its offer to acquire CF Holdings, each of which were rejected by our Board because they significantly undervalued the Company. Agrium has announced that it will propose a slate of Directors for election to CF Holdings' Board of Directors at our 2010 annual meeting of stockholders.

        Impact on Results of Operations—In 2009, we incurred $53.4 million of professional fees for financial, legal and other advisors related to the proposed business combination with Terra, debt arrangement fees with regard to the cash component of our offer for Terra, and assistance in responding to Agrium's proposed acquisition of CF Holdings. All of these costs have been recognized in the Other operating—net line of our consolidated statement of operations.

        Terra declared a special dividend of $7.50 per share that was payable to shareholders on December 11, 2009. Due to the equity investment in Terra that we held at the time of the dividend, we received $52.4 million, which was recognized as a return of capital that reduced our basis in the investment. In the fourth quarter of 2009, we sold 2.0 million of our Terra shares. We received proceeds of $68.0 million and recognized an $11.9 million pre-tax gain on the sale of the stock. This gain is recognized in the Other non-operating—net line of our consolidated statement of operations.

CF INDUSTRIES HOLDINGS, INC.

        Subsequent Event—In January 2010, CF Holdings sold 5.0 million shares of Terra common stock. As a result of these sales, in the first quarter of 2010 we received proceeds of $167.1 million and will report a pre-tax gain of $28.3 million on the sale of the Terra shares.

10.   Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Notes payable	$0.1	$0.2	$0.4
Fees on financing agreements	1.2	1.2	1.3
Other	0.2	0.2	—

	$1.5	$1.6	$1.7

        Commitment fees are included in fees on financing agreements.

11.   Interest Income

        Details of interest income are as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Interest on cash, cash equivalents and investments	$2.7	$25.3	$23.9
Finance charges and other	1.8	0.8	0.5

	$4.5	$26.1	$24.4

12.   Other Non-Operating—Net

	Year ended December 31,
	2009	2008	2007
	(in millions)
Gain on sale of marketable equity securities	$(11.9)	$—	$—
Dividend income and other	(0.9)	(0.7)	(1.6)

	$(12.8)	$(0.7)	$(1.6)

        The gain on sale of marketable equity securities resulted from the sale of our holdings of 2.0 million shares of Terra common stock in December 2009. For additional information on our investment in Terra common stock, see Note 5—Fair Measurements, Note 9—Business Combination Activities and Subsequent Event, and Note 15—Cash and Cash Equivalents, Short-term Investments and Other Investments.

13.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on future cash flows is recorded both as a liability

CF INDUSTRIES HOLDINGS, INC.

and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded.

        The balances of AROs and changes thereto are summarized below. AROs are reported in other noncurrent liabilities and accrued expenses in our consolidated balance sheet.

	Phospho- gypsum Stack Costs	Mine Reclamation Costs	Other AROs	Total
	(in millions)
Obligation at December 31, 2006	$47.3	$28.5	$11.3	$87.1
Accretion expense	3.5	2.2	0.4	6.1
Liabilities incurred	—	1.4	—	1.4
Expenditures	(5.3)	(1.7)	(2.6)	(9.6)
Change in estimate	4.8	0.7	(1.1)	4.4

Obligation at December 31, 2007	50.3	31.1	8.0	89.4
Accretion expense	3.8	2.4	0.3	6.5
Liabilities incurred	—	2.8	—	2.8
Expenditures	(6.2)	(1.0)	(1.6)	(8.8)
Change in estimate	4.9	6.5	(0.6)	10.8

Obligation at December 31, 2008	52.8	41.8	6.1	100.7
Accretion expense	3.9	3.2	0.4	7.5
Liabilities incurred	—	1.7	—	1.7
Expenditures	(4.4)	(1.5)	(0.1)	(6.0)
Change in estimate	(0.8)	0.9	(0.3)	(0.2)

Obligation at December 31, 2009	$51.5	$46.1	$6.1	$103.7

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines.

        The liability for phosphogypsum stack system costs includes the cost of closure and post-closure monitoring for the stack at Plant City, the cooling ponds at Bartow and Plant City, plus water treatment costs at Bartow and Plant City, as described below. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow cooling pond and channels are estimated to occur through 2017. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2033 to 2037 timeframe and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional asset retirement obligations may be incurred in the future.

        The liability for mine reclamation costs is primarily for work involving the re-contouring, re-vegetation and re-establishment of wildlife habitat and hydrology of land disturbed by phosphate rock mining activities. In accordance with regulations in Florida, physical reclamation and restoration of disturbed areas is generally required to be completed within a prescribed time frame after completion of mining operations, and the timing of reconnection to surrounding lands and waterways varies based on achievement of applicable release criteria. The actual time required to complete the work may vary depending on site-specific reclamation plans and other circumstances.

        The $4.8 million change in estimate in phosphogypsum stack closure costs in 2007 was primarily due to changes in prior estimates and the impact of new environmental regulations. The 2007 updated

CF INDUSTRIES HOLDINGS, INC.

closure plan includes certain changes in the order and timing of closure activities, including additional water treatment costs arising from a change in the projected amount and timing of water treatment due to new water containment regulations in Florida.

        The $4.9 million change in estimate in phosphogypsum stack closure costs in 2008 relates primarily to our Bartow facility and resulted mainly from recently mandated changes in the scope and timing of the cooling pond closure due to reclassification of a nearby river by the Florida Department of Environmental Protection (FDEP) to "impaired waterbody" status, which necessitated changes to our closure plans. The $6.5 million change in estimate for mine reclamation costs in 2008 followed completion of a review of projected reclamation costs at our Hardee County phosphate rock mine due to changes in costs of earth moving and landscape development activities. In addition, we refined our estimate of the number of mined acres to be reclaimed which also increased our reclamation obligation. Of the total $10.8 million ARO change in estimate in 2008, $7.6 million was recognized as an expense and $3.2 million was recognized as an increase in fixed assets.

        We have unrecorded AROs at our Donaldsonville, Louisiana nitrogen complex; at Canadian Fertilizers Limited's Medicine Hat, Alberta nitrogen complex; and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and, in the case of Donaldsonville, reclamation of two effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2009 dollars is $21 million. We have not recorded a liability for these conditional AROs at December 31, 2009, because currently we do not have a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our Donaldsonville and Medicine Hat facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

        In the first quarters of 2007, 2008 and 2009, we made annual contributions of $9.4 million, $6.2 million and $7.5 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance related to the closure and post-closure of phosphogypsum stacks. We expect to contribute another $3.7 million in the first quarter of 2010. Based on the predetermined funding formula as prescribed by the state of Florida and an assumed rate of return of 2% on invested funds, we estimate that over the subsequent 23 years, our contributions will average approximately $5 million per year and may range up to $10 million in the later years. The balance in the fund is estimated to peak at $210 million in 2033 and then decline over the next five decades as closure and post-closure work is completed and the funds are used to complete settlement of the AROs. No expense is recognized upon the funding of the account; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheets.

        We also will be required to demonstrate financial assurance for reclamation and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

CF INDUSTRIES HOLDINGS, INC.

14.   Income Taxes

        The components of earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates are as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Domestic	$613.5	$1,059.1	$569.0
Non-U.S.	82.1	116.3	56.9

	$695.6	$1,175.4	$625.9

        The components of the income tax provision are as follows:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Current
Federal	$171.6	$304.5	$130.2
Foreign	8.6	6.3	2.6
State	20.2	40.9	18.7

	200.4	351.7	151.5

Deferred
Federal	38.4	23.6	42.1
Foreign	(0.1)	—	0.9
State	7.3	2.8	5.2
Valuation allowance	—	—	(0.2)

	45.6	26.4	48.0

Income tax provision	$246.0	$378.1	$199.5

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2009		2008		2007
	(in millions, except percentages)
Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	$695.6		$1,175.4		$625.9

Expected tax at U.S. statutory rate	243.5	35.0%	411.4	35.0%	219.1	35.0%
State income taxes, net of federal	17.8	2.6%	28.6	2.4%	15.5	2.5%
Income of the noncontrolling interest	(29.0)	(4.2)%	(40.9)	(3.5)%	(19.1)	(3.0)%
Non-deductible items	0.8	0.1%	(0.3)	—	0.3	—
Tax exempt income	(0.5)	(0.1)%	(3.8)	(0.3)%	(7.6)	(1.2)%
U.S. manufacturing profits deduction	(9.2)	(1.3)%	(17.7)	(1.5)%	(7.4)	(1.2)%
Non-deductible transaction costs	10.9	1.6%	—	—	—	—
Non-deductible capital costs	12.5	1.8%	—	—	—	—
Valuation allowance	—	—	—	—	(0.2)	—
Other	(0.8)	(0.1)%	0.8	0.1%	(1.1)	(0.2)%

Income tax at effective rate	$246.0	35.4%	$378.1	32.2%	$199.5	31.9%

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$99.7	$99.7
Retirement and other employee benefits	46.1	51.6
Asset retirement obligations	22.0	22.5
Unrealized loss on hedging derivatives	—	32.3
Unrealized loss on investments	1.7	8.7
Other	16.1	17.3

	185.6	232.1
Valuation allowance	(99.7)	(99.7)

	85.9	132.4

Deferred tax liabilities
Depreciation and amortization	(93.4)	(68.0)
Deferred patronage from CFL	(59.5)	(79.0)
Depletable mineral properties	(45.2)	(43.1)
Unrealized gain on hedging derivatives	(1.1)	—
Other	(7.6)	(0.6)

	(206.8)	(190.7)

Net deferred tax liability	(120.9)	(58.3)
Less amount in current liabilities	(52.6)	(52.1)

Noncurrent asset (liability)	$(68.3)	$(6.2)

        The Company files federal, provincial, state and local income tax returns principally in the United States and Canada. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for years 2005 and thereafter. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008
	(in millions)
Unrecognized tax benefits:
Beginning balance	$74.6	$0.2
Additions for tax positions taken during an earlier year	—	0.6
Additions for tax positions taken during the current year	14.5	73.8

Ending balance	$89.1	$74.6

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be non-exempt cooperative for income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

CF INDUSTRIES HOLDINGS, INC.

        In the years ended December 31, 2008 and December 31 2009, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $73.2 million and $14.2 million, respectively. The amount of unrecognized tax benefits at December 31, 2009 which, if recognized, would affect our effective tax rate, is $28.2 million. The remainder of the unrecognized tax benefits, if received, will be payable to the pre-IPO owners under the NOL Agreement. We believe that it is reasonably possible that the amounts of unrecognized tax benefits related to the utilization of the NOLs may change significantly within the next twelve months, increasing due to further utilization of the remaining NOLs or decreasing due to possible review of amended income tax returns by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible increases or decreases cannot be made.

        At the time of our IPO we had net operating loss carryforwards of $250 million. After giving effect to the tax return positions taken during the years ended December 31, 2008 and December 31, 2009, our net operating loss carryforward is $12 million with expiration in the year 2023.

        No interest expense was recognized related to tax assessments for any of the years ended December 31, 2007 through December 31, 2009.

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

15.   Cash and Cash Equivalents, Short-Term Investments and Other Investments

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	December 31, 2009				December 31, 2008
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$17.0	$—	$—	$17.0	$49.4	$—	$—	$49.4
U.S. federal government obligations	658.2	—	—	658.2	562.6	—	—	562.6
Other debt securities	21.9	—	—	21.9	13.0	—	—	13.0

Total cash and cash equivalents	$697.1	$—	$—	$697.1	$625.0	$—	$—	$625.0
Short-term investments	185.0	—	—	185.0	—	—	—	—
Investment in marketable equity securities	138.8	21.4	—	160.2	—	—	—	—
Investments in auction rate securities	138.4	—	(4.5)	133.9	198.6	—	(20.8)	177.8
Asset retirement obligation escrow account	36.5	—	—	36.5	28.8	—	—	28.8
Nonqualified employee benefit trust	9.8	—	(1.2)	8.6	10.5	—	(1.9)	8.6

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

Cash and Cash Equivalents

        At December 31, 2009 and 2008, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        As of December 31, 2009, our short-term investments consisted of available-for-sale U.S. Treasury Bills with original maturities between three and six months.

Investment in Marketable Equity Securities

        Our investment in marketable equity securities consisted of our investment in Terra common stock. As of December 31 2009, we held approximately 5.0 million shares of Terra common stock which were purchased in the open market during the third quarter of 2009 and are classified as noncurrent available-for-sale securities. For additional information on the Terra common stock, see Note 9—Business Combination Activities and Subsequent Event and Note 12—Other Non-Operating—Net.

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

        In the first quarter of 2008, the traditional auction process for auction rate securities began to fail, liquidity left the market and the securities became illiquid. Auctions have continued to fail since that time. Redemptions of certain auction rate securities and sales outside of the auction process have occurred. During 2009 and 2008, $60.2 million and $69.9 million, respectively, of our securities were either sold or have been redeemed at par value. The investments in auction rate securities held at December 31, 2009 are supported by student loans that were originated primarily under the Federal Family Education Loan Program (FFELP) and are guaranteed by entities affiliated with governmental entities. However, we will not be able to access the remaining funds until such time as an auction for these securities is successful, a buyer is found outside the auction process, and/or the securities are redeemed by the issuer.

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

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets.

CF INDUSTRIES HOLDINGS, INC.

These auction rate securities have maturities that range up to 38 years. As of December 31, 2009, the carrying values by range of maturity are as follows:

(in millions)
10 years up to 20 years	$14.6
20 years up to 30 years	56.8
30 years up to 40 years	62.5

$133.9

Asset Retirement Obligation Escrow Account

        At December 31, 2009 and December 31, 2008, we utilized an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities.

Nonqualified Employee Benefit Trust

        At December 31, 2009 and December 31, 2008, we had a nonqualified employee benefit trust which is associated with certain deferred compensation related to nonqualified employee benefits. The investments are included in other assets on our consolidated balance sheets and are accounted for as available-for-sale securities.

        For additional information on our investment in marketable equity securities, investments in auction rate securities, asset retirement obligation escrow account and nonqualified employee benefit trust, see Note 5—Fair Value Measurements.

16.   Accounts Receivable

        Accounts receivable consist of the following:

	December 31,
	2009	2008
	(in millions)
Trade	$163.3	$170.5
Other	4.1	4.6

	$167.4	$175.1

        Trade accounts receivable includes amounts due from related parties. For additional information, see Note 33—Related Party Transactions and Note 19—Investments in and Advances to Unconsolidated Affiliates.

CF INDUSTRIES HOLDINGS, INC.

17.   Inventories—Net

        Inventories consist of the following:

	December 31,
	2009	2008
	(in millions)
Fertilizer	$157.3	$583.2
Market valuation reserve	—	(57.0)

	157.3	526.2
Raw materials, spare parts and supplies	50.5	62.4

	$207.8	$588.6

18.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2009	2008
	(in millions)
Margin deposits	$0.9	$12.2
Prepaid product and expenses	5.3	5.2
Product exchanges	1.1	0.1
Unrealized gains on natural gas derivatives	3.8	0.7

	$11.1	$18.2

        Margin deposits represent primarily cash collateral on deposit with counterparties related to natural gas derivative contracts. For additional information, see Note 27—Derivative Financial Instruments.

        Other current liabilities consist of the following:

	December 31,
	2009	2008
	(in millions)
Unrealized losses on natural gas derivatives	$0.9	$85.3
Product exchanges	2.2	0.8

	$3.1	$86.1

19.   Investments in and Advances to Unconsolidated Affiliates

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also own certain non-voting preferred shares of Keytrade and have provided additional subordinated financing. Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 50 countries through a network of seven offices. Keytrade is our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We account for our investment in Keytrade under the equity method.

CF INDUSTRIES HOLDINGS, INC.

        Our investment in and advances to Keytrade consist of the following:

	December 31,
	2009	2008
	(in millions)
Equity investment in Keytrade	$33.2	$32.4
Advances to Keytrade	12.4	12.4

	$45.6	$44.8

        In 2009, 2008 and 2007, we recognized in our consolidated statements of operations equity in earnings (loss) of Keytrade of ($1.1) million, $4.2 million and $0.9 million, respectively. These amounts are net of our U.S. deferred income taxes. At December 31, 2009, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $4.1 million.

        During the third quarter of 2009, we acquired Keytrade's exclusive U.S. marketing and terminal usage rights related to certain fertilizer products for $2.5 million. These rights are recognized as intangible assets and are being amortized against our share of Keytrade's net income over their useful lives.

        In 2009, 2008 and 2007, our sales to Keytrade were $304.2 million, $452.2 and $33.1 million, respectively, or 12%, 12% and 1%, respectively, of our consolidated net sales. In 2009, 2008 and 2007, our purchases from Keytrade were $2.8 million, $227.8 million and $45.8 million, respectively.

        Our consolidated balance sheet at December 31, 2009 and 2008 includes balances in accounts receivable related to Keytrade of $12.5 million and $17.3 million, respectively.

        The advances to Keytrade are subordinated notes that mature September 30, 2017 and bear interest at LIBOR plus 1.00 percent. In 2009 and 2008, we recognized interest income on advances to Keytrade of $0.2 million and $0.5 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

20.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2009	2008
	(in millions)
Land	$36.5	$31.8
Mineral properties	196.7	193.0
Manufacturing plants and equipment	2,141.7	1,987.4
Distribution facilities and other	228.3	220.8
Construction in progress	117.9	74.9

	2,721.1	2,507.9
Less: Accumulated depreciation, depletion and amortization	1,927.3	1,846.0

	$793.8	$661.9

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred

CF INDUSTRIES HOLDINGS, INC.

and are included in the table above in the line entitled, "Manufacturing plants and equipment." The following is a summary of plant turnaround activity for 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Net capitalized turnaround costs at beginning of the year	$40.6	$47.7	$34.5
Additions	27.6	18.8	26.6
Depreciation	(12.2)	(23.8)	(15.8)
Effect of exchange rate changes	1.4	(2.1)	2.4

Net capitalized turnaround costs at end of the year	$57.4	$40.6	$47.7

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

21.   Other Assets

        Other assets consist of the following:

	December 31,
	2009	2008
	(in millions)
Spare parts	$26.9	$25.7
Nonqualified employee benefit trust	8.6	8.6
Investment in CoBank	2.7	2.7
Deferred financing agreement fees	1.0	1.4
Other	1.7	1.8

	$40.9	$40.2

22.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
	(in millions)
Accrued natural gas costs	$51.7	$55.3
Accounts payable	41.7	62.0
Payroll and employee related costs	21.0	24.9
Asset retirement obligations—current portion	11.1	11.2
Other	47.0	54.5

	$172.5	$207.9

CF INDUSTRIES HOLDINGS, INC.

        Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Other includes accrued interest, utilities, property taxes, sales incentives and other credits, maintenance and professional services.

23.   Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under our Forward Pricing Program (FPP). Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining amount generally being collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2009, we had approximately 1.4 million tons of product committed to be sold under the FPP in 2010.

24.   Credit Agreement and Notes Payable

Credit Agreement

        In 2005, we entered into a senior secured revolving credit agreement with JPMorgan Chase Bank, N.A. (JPMorgan Chase) acting as administrative agent for the bank group. The credit facility as amended, is scheduled to be available until July 31, 2012 and provides up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit.

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

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2009, there was approximately $190.8 million of available credit and no borrowings outstanding under the credit facility.

Notes Payable

        From time to time, CFL receives advances from us and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 30, 2011 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates fair value. These notes are classified in non-current liabilities on the consolidated balance sheet as of December 31, 2009.

CF INDUSTRIES HOLDINGS, INC.

25.   Leases

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

        We also have an operating lease agreement for our corporate headquarters in Deerfield, IL with a ten-year minimum term ending in 2017. The corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are recognized in expense on a straight-line basis. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

        Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2009 are shown below.

Operating Lease Payments
(in millions)
2010	$29.9
2011	14.1
2012	8.8
2013	4.5
2014	3.5
Thereafter	7.7

$68.5

        Total rent expense for cancelable and noncancelable operating leases was $37.2 million for 2009, $38.1 million for 2008 and $31.2 million for 2007.

26.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2009	2008
	(in millions)
Asset retirement obligations	$103.7	$100.7
Less: Current portion in accrued expenses	11.1	11.2

Noncurrent portion	92.6	89.5
Benefit plans and deferred compensation	93.1	111.1
Environmental and related costs	5.7	6.3
Deferred rent and other	5.8	5.7

	$197.2	$212.6

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 13—Asset Retirement Obligations). Benefit plans and deferred compensation

CF INDUSTRIES HOLDINGS, INC.

include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 7—Pension and Other Postretirement Benefits). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 8—Other Operating—Net).

27.   Derivative Financial Instruments

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

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using either NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

        We report derivatives in the consolidated balance sheets at fair value with changes in their fair value recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments, with resulting gains and losses recorded in cost of sales.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Realized losses	$(115.6)	$(26.7)	$(76.5)
Unrealized mark-to-market gains (losses)	87.5	(63.8)	17.0

Net derivative losses	$(28.1)	$(90.5)	$(59.5)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurement.

	December 31,
	2009	2008
	(in millions)
Unrealized gains in other current assets	$3.8	$0.7
Unrealized losses in other current liabilities	(0.9)	(85.3)

Net unrealized derivative gains (losses)	$2.9	$(84.6)

        As of December 31, 2009 and December 31, 2008, we had open derivative contracts for 11.0 million MMBtus and 16.7 million MMBtus, respectively, of natural gas. For the year ended

CF INDUSTRIES HOLDINGS, INC.

December 31, 2009, we used derivatives to cover approximately 38% of our natural gas consumption at Donaldsonville and approximately 35% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from derivative counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        As of December 31, 2008, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $84.6 million for which we had $10.8 million of cash collateral on deposit with counterparties. This cash collateral is included within margin deposits in other current assets on our consolidated balance sheet. As of December 31, 2009, we were not in a net liability position with any derivative counterparty and, as a result, we had no cash collateral on deposit related to derivative contracts.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. As of December 31, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $2.9 million. We control our credit risk through the use of multiple counterparties individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

28.   Stockholders' Equity

Common Stock

        We have 500 million shares of common stock, $0.01 par value per share, authorized, of which 48,569,985 shares were outstanding as of December 31, 2009.

        Changes in common shares issued and outstanding are as follows:

	Year ended December 31,
	2009	2008	2007
Beginning balance	48,391,584	56,245,418	55,172,101
Exercise of stock options	164,200	610,865	1,036,042
Issuance of restricted stock	19,031	25,698	50,509
Forfeiture of restricted stock	(4,830)	(11,020)	(13,234)
Cancelation of treasury stock	—	(8,479,377)	—

Ending balance	48,569,985	48,391,584	56,245,418

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2006	$(2.9)	$0.4	$(30.9)	$(33.4)
Unrealized gain	—	0.3	—	0.3
Reclassification to earnings	—	(0.2)	3.3	3.1
Gain arising during the period	—	—	10.9	10.9
Deferred taxes and other	3.9	—	(6.0)	(2.1)

Balance at December 31, 2007	1.0	0.5	(22.7)	(21.2)
Unrealized (loss)	—	(23.1)	—	(23.1)
Reclassification to earnings	—	(0.5)	2.0	1.5
(Loss) arising during the period	—	—	(57.2)	(57.2)
Deferred taxes and other	(5.4)	9.1	21.1	24.8

Balance at December 31, 2008	(4.4)	(14.0)	(56.8)	(75.2)
Unrealized gain	—	38.7	—	38.7
Reclassification to earnings	—	(0.2)	3.2	3.0
Gain arising during the period	—	—	3.9	3.9
Deferred taxes and other	4.0	(14.8)	(2.8)	(13.6)

Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)

        The unrealized gain on securities in 2009 consists primarily of a reduction in the unrealized loss on our auction rate securities during the period and a net unrealized holding gain on our investment in marketable equity securities. See Note 5—Fair Value Measurements and Note 15—Cash and Cash Equivalents, Short-Term Investments and Other Investments for additional information on our investments in auction rate securities and investment in marketable equity securities. In 2008, the unrealized loss on securities relates primarily to the unrealized holding loss on our auction rate securities.

29.   Stock-Based Compensation

2009 Equity and Incentive Plan

        On April 21, 2009, our shareholders approved the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (Plan) which replaced the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (2005 Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the Plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

CF INDUSTRIES HOLDINGS, INC.

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under the 2005 Plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At December 31, 2009, we had 3.7 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

Stock Options

        Under the Plan, we granted to plan participants nonqualified options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of the options is ten years and one-third of the options vest on each of the first three anniversaries of the date of grant.

        The fair value of each stock option award is estimated using the Black-Scholes option valuation model. Key assumptions used and resulting grant date fair values are shown in the following table.

	2009	2008	2007
Assumptions:
Weighted-average expected volatility	54%	58%	36%
Expected term of stock options	4-5 Years	5 Years	5-6 Years
Risk-free interest rate	2.3-2.9%	1.5%-3.3%	3.6%-4.6%
Weighted-average expected dividend yield	0.5%	0.3%	0.2%
Weighted-average grant date fair value per share of options granted	$37.24	$61.59	$21.17

        In 2009 and 2008, the expected volatility of our stock options was based on the combination of the historical volatility of our stock and implied volatilities of exchange traded options on our stock. In 2007, the expected volatility was determined by utilizing a combination of historical volatility of our stock and the stock of other companies in our industry, and implied volatilities of exchange traded options of both of these groups, since sufficient CF-specific historical data was not available.

        The expected term of options is estimated based on our historical exercise experience, post vesting employment termination behavior and the contractual term.

        The risk-free rate is based on the U.S. Treasury Strip yield curve in effect at the time of grant for the expected term of the options.

CF INDUSTRIES HOLDINGS, INC.

        A summary of stock option activity under the plan at December 31, 2009 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2009	1,778,385	$26.22
Granted	139,000	82.21
Exercised	(164,200)	19.63
Expired	(1,823)	125.33
Forfeited	(9,084)	87.90

Outstanding at December 31, 2009	1,742,278	30.88

Exercisable at December 31, 2009	1,472,245	21.04

        Selected amounts pertaining to stock option exercises are as follows.

	2009	2008	2007
	(in millions)
Cash received from stock option exercises	$3.2	$10.1	$16.6
Actual tax benefit realized from stock option exercises	$3.7	$25.3	$16.2
Pre-tax intrinsic value of stock options exercised	$9.8	$69.2	$44.6

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	1,323,058	5.8	$15.85	$99.2	1,323,058	5.8	$15.85	$99.2
$ 20.01 - $100.00	324,143	8.5	64.55	8.5	117,341	7.6	51.35	4.6
$100.01 - $125.33	95,077	8.6	125.33	—	31,846	8.6	125.33	—

	1,742,278	6.4	30.88	$107.7	1,472,245	6.0	21.04	$103.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $90.78 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock

        The fair value of a restricted stock award is equal to the numbers of shares awarded multiplied by the closing market price of our common stock on the date of grant. The restricted stock awarded to key employees vests three years from the date of grant. The restricted stock awarded to non-management members of our Board of Directors vests the earlier of one year from the date of the grant or the date of the next annual shareholder meeting. During the vesting period, the holders of the restricted stock are entitled to dividends and voting rights.

CF INDUSTRIES HOLDINGS, INC.

        A summary of restricted stock activity under the plan at December 31, 2009 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2009	145,678	$42.13
Granted	41,376	79.53
Restrictions lapsed (vested)	(87,118)	19.48
Forfeited	(4,830)	76.71

Outstanding at December 31, 2009	95,106	77.38

        The weighted-average grant date fair value of restricted stock granted in 2009, 2008 and 2007 was as shown below.

	2009	2008	2007
Weighted-average grant date fair value per share of restricted stock granted	$79.53	$121.17	$49.21

        Selected amounts pertaining to restricted stock that vested are as follows.

	2009	2008	2007
	(in millions)
Actual tax benefit realized from restricted stock vested	$2.0	$0.9	$0.4
Fair value of restricted stock vested	$7.1	$1.7	$1.2

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2009	2008	2007
	(in millions)
Stock-based compensation expense	$6.6	$8.3	$9.7
Income tax benefit	(2.4)	(3.1)	(3.6)

Stock-based compensation expense, net of income taxes	$4.2	$5.2	$6.1

        Unrecognized compensation cost as of December 31, 2009 is as follows.

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$8.3	$3.7
Weighted-average period over which expense will be recognized	2.0 years	2.0 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2009 and 2008 totaled $4.6 million and $24.3 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

30.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2009	2008	2007
	(in millions)
Cash paid during the year
Interest	$1.0	$1.2	$1.4
Income taxes—net of refunds	198.0	342.3	137.2

31.   Contingencies

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

        Several of the Company's competitors have received NOVs making this same allegation. This particular recycling of process water is common in the industry and, the Company believes, was authorized by the EPA in 1990. The Company also believes that this allegation is inconsistent with recent case law governing the scope of the EPA's regulatory authority under RCRA. Nonetheless, the Company has conducted a successful pilot test to replace process water as a scrubbing medium at the

CF INDUSTRIES HOLDINGS, INC.

ammonium phosphate fertilizer plants and maintain compliance with Plant City's air permit. The Company has received a permit from the Florida Department of Environmental Protection that authorizes the Company to make this change for the three ammonium phosphate plants that utilize process water. Although this does not fully resolve the NOV or address all of the issues identified by the EPA and United States Department of Justice (DOJ), this does address a significant issue identified in the NOV.

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the DOJ for enforcement. The Company is currently in negotiations with the DOJ that have included not only the issues identified in the NOV but other operational practices of the Company and its competitors. A final settlement may include the requirement for the Company to meet specified financial tests and/or contribute cash or other qualifying assets into a trust designated to be used for the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

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

Other

        CERCLA/Remediation Matters.    From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we allegedly operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the

CF INDUSTRIES HOLDINGS, INC.

processing portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. We anticipate that the current owner might bring a lawsuit against us seeking contribution for the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Matters

        Beginning in March 2009, purported shareholders of the Company commenced in the Delaware Court of Chancery a consolidated putative class action, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors. The suit alleges, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the rejection of the unsolicited proposal by Agrium to acquire CF Holdings. The suit also asserts claims in connection with the Company's proposed business combination with Terra, which the Company announced it had withdrawn on January 14, 2010. The suit further asserts claims relating to disclosures by the Company in connection with the Agrium proposal and the proposed combination with Terra. The action remains pending, and the parties have been engaged in the discovery process. The Company and the Board of Directors believe that this action is without merit and intend to defend their positions in this matter vigorously. Currently we cannot determine whether the ultimate outcome of this lawsuit will have a material impact on the Company's financial position, results of operations or cash flows.

32.   Segment Disclosures

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

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2009, 2008 and 2007 are shown in the tables below. Other assets,

CF INDUSTRIES HOLDINGS, INC.

capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2009
Net sales
Ammonia	$557.3	$—	$557.3
Urea	787.2	—	787.2
UAN	489.5	—	489.5
DAP	—	557.7	557.7
MAP	—	121.6	121.6
Potash	—	89.8	89.8
Other	5.3	—	5.3

	1,839.3	769.1	2,608.4
Cost of sales	1,055.1	713.9	1,769.0

Gross margin	$784.2	$55.2	$839.4

Year ended December 31, 2008
Net sales
Ammonia	$604.1	$—	$604.1
Urea	1,208.3	—	1,208.3
UAN	772.6	—	772.6
DAP	—	1,165.0	1,165.0
MAP	—	165.0	165.0
Other	6.1	—	6.1

	2,591.1	1,330.0	3,921.1
Cost of sales	1,820.8	877.6	2,698.4

Gross margin	$770.3	$452.4	$1,222.7

Year ended December 31, 2007
Net sales
Ammonia	$556.0	$—	$556.0
Urea	889.0	—	889.0
UAN	591.8	—	591.8
DAP	—	579.4	579.4
MAP	—	135.4	135.4
Other	5.1	—	5.1

	2,041.9	714.8	2,756.7
Cost of sales	1,595.1	491.6	2,086.7

Gross margin	$446.8	$223.2	$670.0

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2009	$59.0	$39.7	$2.3	$101.0
Year ended December 31, 2008	57.3	40.5	3.0	100.8
Year ended December 31, 2007	50.4	31.5	2.6	84.5
Capital expenditures
Year ended December 31, 2009	$165.2	$70.2	$0.3	$235.7
Year ended December 31, 2008	74.2	66.2	1.4	141.8
Year ended December 31, 2007	61.1	39.9	4.1	105.1
Assets
December 31, 2009	$712.7	$564.1	$1,218.1	$2,494.9
December 31, 2008	758.2	764.1	865.3	2,387.6

        Enterprise-wide data by geographic region is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$2,029.7	$3,072.3	$2,328.1
Canada	261.9	406.5	272.3
Export	316.8	442.3	156.3

	$2,608.4	$3,921.1	$2,756.7

	December 31,
	2009	2008
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$745.2	$624.8
Canada	48.6	37.1

Consolidated	$793.8	$661.9

CF INDUSTRIES HOLDINGS, INC.

        Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Sales by major customer
CHS Inc.(1)	$572.5	$796.4	$654.4
Gavilon LLC(2)	315.1	353.1	238.4
KEYTRADE AG(3)	304.2	452.2	33.1
GROWMARK, Inc.	233.8	377.2	288.4
Others	1,182.8	1,942.2	1,542.4

Consolidated	$2,608.4	$3,921.1	$2,756.7

(1)
Includes sales to Agriliance, LLC (a 50-50 joint venture between CHS Inc. (CHS) and Land O'Lakes, Inc.) prior to the September 1, 2007 transaction in which Agriliance distributed its crop nutrients business to CHS.

(2)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc.

(3)
The Company owns 50% of the common stock of KEYTRADE AG (Keytrade). Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 50 countries through a network of seven offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively.

33.   Related Party Transactions

        We have multi-year supply contracts related to purchases of fertilizer products with two of our former owners, GROWMARK, Inc. (GROWMARK) and CHS, Inc. (CHS). The chief executive officer of GROWMARK, William Davisson, and the president and chief executive officer of CHS, John D. Johnson, serve as members of our Board of Directors. As of December 31, 2009, GROWMARK was the beneficial owner of approximately 3% of our outstanding common stock.

Product Sales

        CHS accounted for 22%, 20% and 24% of our consolidated net sales in 2009, 2008 and 2007, respectively. GROWMARK accounted for 9%, 10% and 10% of our consolidated net sales in 2009, 2008 and 2007, respectively. See Note 32—Segment Disclosures for additional information on sales to CHS and GROWMARK.

        In addition to purchasing fertilizer from us, CHS and GROWMARK have contracts with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we recognized approximately $0.7 million, $0.7 million and $0.8 million from CHS in 2009, 2008 and 2007, respectively, and we recognized $0.2 million, $0.4 million and $0.2 million from GROWMARK in 2009, 2008 and 2007, respectively. GROWMARK has also entered into a terminal sublease with us pursuant to which we pass through to GROWMARK the economics of our underlying terminal lease with a third party. These lease payments for 2009 were insignificant.

CF INDUSTRIES HOLDINGS, INC.

Accounts Receivable

        Accounts receivable at December 31, 2009 and 2008 includes $12.3 million and $8.7 million, respectively, due from CHS and $6.6 million and $10.0 million, respectively, due from GROWMARK.

Supply Contracts

        We have multi-year supply contracts with CHS and GROWMARK relating to purchases of fertilizer products. The term of the supply contract with CHS lasts until June 30, 2010, and in the case of GROWMARK, lasts until June 30, 2013. In both cases, the terms are extended automatically for successive one-year periods unless a termination notice is given by either party. CHS has notified us that the multi-year supply contract set to expire on June 30, 2010 will not be renewed.

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

Canadian Fertilizers Limited

        GROWMARK owns 9% of the outstanding common stock of CFL, a Canadian variable interest entity, and elects one director to the CFL board. See Note 4—Canadian Fertilizers Limited, for additional information on CFL.

KEYTRADE AG

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. See Note 19—Investments in and Advances to Unconsolidated Affiliates, for additional information on Keytrade.

34.   Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2009. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in

CF INDUSTRIES HOLDINGS, INC.

conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31		Full Year
	(in millions, except per share amounts)
2009
Net sales	$680.6	$991.0	$430.1	$506.7		$2,608.4
Gross margin	162.3	427.0	124.0	126.1		839.4
Unrealized gains on derivatives(1)	48.6	34.3	1.9	2.7		87.5
Net earnings attributable to common stockholders	62.7	213.0	38.5	51.4		365.6
Net earnings per share attributable to common stockholders
Basic	1.29	4.40	0.79	1.06		7.54
Diluted	1.28	4.33	0.78	1.04		7.42
2008
Net sales	$667.3	$1,161.0	$1,020.8	$1,072.0		$3,921.1
Gross margin	271.2	469.9	120.9	360.7	(2)	1,222.7
Unrealized gains (losses) on derivatives(1)	69.6	83.2	(251.0)	34.4		(63.8)
Net earnings attributable to common stockholders	158.8	288.6	47.1	190.1	(2)	684.6
Net earnings per share attributable to common stockholders
Basic	2.82	5.11	0.83	3.63		12.35
Diluted	2.76	5.01	0.82	3.59		12.13

(1)
Amounts represents pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 27—Derivative Financial Instruments, for additional information.

(2)
In the fourth quarter of 2008, gross margin and net earnings included a write-down of phosphate and potash inventories totaling $57.0 million ($37.1 million net of taxes) (see Note 17—Inventories—Net).

35.   Subsequent Events

        In January 2010, CF Holdings sold 5.0 million shares of Terra common stock. As a result of these sales, in the first quarter of 2010 we received proceeds of $167.1 million and will report a pre-tax gain of $28.3 million on the sale of the Terra shares.

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2009. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2009, a copy of which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm—Internal Control over Financial Reporting

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF Industries Holdings, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2010

CF INDUSTRIES HOLDINGS, INC.

ITEM 9B.    OTHER INFORMATION.

        On December 7, 2009, CF Industries, Inc. (CFI) received a letter from CHS, Inc. (CHS), notifying CFI of CHS's intent to terminate the Multiple Year Contract for the Purchase and Sale of Fertilizer dated July 1, 2005, as amended (the Supply Agreement), between CHS (as successor-in-interest to Agriliance, LLC) and CFI. Pursuant to the terms of the Supply Agreement, such termination will become effective as of June 30, 2010, the end of the current term of the Supply Agreement. For a description of the Supply Agreement and other relationships between us and CHS, see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 33—Related Party Transactions.

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

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation and Benefits Risk Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Common Stock Ownership—Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership—Common Stock Ownership of Directors and Management."

        We currently issue stock-based compensation under our 2009 Equity and Incentive Plan (Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock-based compensation.

Equity Compensation Plan Information as of December 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	139,000	$82.21	3,710,121
Equity compensation plans not approved by security holders	1,603,278	$26.43	—

Total	1,742,278	$30.88	3,710,121

CF INDUSTRIES HOLDINGS, INC.

        For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 29—Stock-Based Compensation.

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

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this Report:
	1.	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
		Report of Independent Registered Public Accounting Firm	75
		Consolidated Statements of Operations	76
		Consolidated Statements of Comprehensive Income (Loss)	77
		Consolidated Balance Sheets	78
		Consolidated Statements of Equity	79
		Consolidated Statements of Cash Flows	80
		Notes to Consolidated Financial Statements	81
	2.	Financial Statement Schedules:
		Schedule II—Valuation and Qualifying Accounts	138
	3.	Exhibits
A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 140 of this report.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        Under date of February 25, 2010, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule (Schedule II—Valuation and Qualifying Accounts) is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2010

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Charge to Other Accounts	Deductions	Description	Ending Balance
Accounts receivable (in millions)
Allowance for bad debts accounts
Year ended December 31, 2009	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2008	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2007	$0.3	$—	$—	$—		$0.3

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 25, 2010	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 25, 2010
/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2010
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 25, 2010
/s/ WALLACE W. CREEK Wallace W. Creek	Director	February 25, 2010
/s/ WILLIAM DAVISSON William Davisson	Director	February 25, 2010
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 25, 2010
/s/ DAVID R. HARVEY David R. Harvey	Director	February 25, 2010
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 25, 2010
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 25, 2010

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2
Amended and Restated By-laws of CF Industries Holdings, Inc., as amended through December 12, 2008 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 18, 2008, File No. 001-32597)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS Inc. (successor in interest to Agriliance, LLC) dated as of June 20, 2005 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)*
10.2
First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated May 9, 2008 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)
10.3
Second Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and CHS, Inc. dated July 1, 2009 (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)*
10.4
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 1, 2008, File No. 001-32597)*
10.5
First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated July 1, 2009 (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)*

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.6	Contract for the Supply of Gas, dated October 13, 2009, by and among CF Industries Perú S.A.C., Pluspetrol Perú Corporation S.A., Pluspetrol Camisea S.A., Hunt Oil Company of Peru L.L.C., Sucursal del Perú, SK Energy, Sucursal Peruana, Tecpetrol del Perú S.A.C., Sonatrach Perú Corporation S.A.C., Repsol Exploración Perú and Sucursal del Perú
10.7
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597) **
10.8
Change in Control Severance Agreement, effective as of May 8, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and Anthony J. Nocchiero (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.9
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.10
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**
10.11
Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.12
Change in Control Severance Agreement, effective as of August 1, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.13
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.14
Change in Control Severance Agreement, effective as of June 9, 2009, by and between CF Industries Holdings, Inc. and Lynn F. White (incorporated by reference to Exhibit (e)(15) to CF Industries Holdings, Inc.'s Schedule 14D-9/A on Form SC 14D9/A filed with the SEC on June 17, 2009, File No. 005-80934)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.15	Change in Control Severance Agreement, effective as of April 24, 2007, and amended and restated as of July 24, 2007, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 10.9 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.16
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**
10.17
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)**
10.18
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
10.19
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.20
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**
10.21
Form of Restricted Stock Award Agreement (incorporated by reference to Item 1.01 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 14, 2006, File No. 001-32597)**
10.22
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.21 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.23
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**
10.24
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)
10.25
Credit Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 19, 2005, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.26	First Amendment to Credit Agreement, dated as of September 5, 2005, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.24 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)
10.27
Second Amendment to Credit Agreement, dated as of July 31, 2007, by and among CF Industries Holdings, Inc., as Loan Guarantor, CF Industries, Inc., as Borrower, the Subsidiary Guarantors party thereto, as Loan Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)
10.28
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**
10.29
CF Industries Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 28, 2007, File No. 001-32597)**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 6—Net Earnings Per Share
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010 formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text***

*
Portions of Exhibits 10.1, 10.3, 10.4 and 10.5 have been omitted pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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