Form 10-Q
period 2010-03-31
CF Industries Holdings, Inc.
filed 2010-05-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 OR
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

        71,051,750 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 30, 2010.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in millions, except per share amounts)
Net sales	$502.4	$680.6
Cost of sales	373.4	518.3

Gross margin	129.0	162.3
Selling, general and administrative	16.2	15.4
Other operating—net	139.3	23.2

Operating earnings (loss)	(26.5)	123.7
Interest expense	0.4	0.4
Interest income	(0.3)	(1.3)
Other non-operating—net	(28.3)	(0.3)

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	1.7	124.9
Income tax provision (benefit)	(4.4)	41.2
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	0.1	(0.7)

Net earnings	6.2	83.0
Less: Net earnings attributable to the noncontrolling interest	10.6	20.3

Net earnings (loss) attributable to common stockholders	$(4.4)	$62.7

Net earnings (loss) per share attributable to common stockholders:
Basic	$(0.09)	$1.29

Diluted	$(0.09)	$1.28

Weighted average common shares outstanding:
Basic	48.6	48.4

Diluted	48.6	49.1

Dividends declared per common share	$0.10	$0.10

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in millions)
Net earnings	$6.2	$83.0
Other comprehensive income (loss):
Foreign currency translation adjustment	2.0	(1.5)
Unrealized loss on securities—net of taxes	(12.5)	(4.8)
Defined benefit plans—net of taxes	0.3	0.5

	(10.2)	(5.8)

Comprehensive income (loss)	(4.0)	77.2
Less: Comprehensive income attributable to the noncontrolling interest	11.4	19.6

Comprehensive income (loss) attributable to common stockholders	$(15.4)	$57.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,010.5	$697.1
Short-term investments	25.2	185.0
Accounts receivable	197.5	167.4
Inventories—net	287.2	207.8
Prepaid income taxes	23.0	14.7
Other	6.4	11.1

Total current assets	1,549.8	1,283.1
Property, plant and equipment—net	789.7	793.8
Goodwill	0.9	0.9
Asset retirement obligation escrow account	40.2	36.5
Investments in and advances to unconsolidated affiliates	45.6	45.6
Investments in auction rate securities	133.0	133.9
Investment in marketable equity securities	—	160.2
Other assets	73.9	40.9

Total assets	$2,633.1	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$181.0	$172.5
Customer advances	282.5	159.5
Deferred income taxes	57.6	52.6
Distributions payable to noncontrolling interest	95.5	92.1
Other	16.7	3.1

Total current liabilities	633.3	479.8

Notes payable	4.9	4.7
Deferred income taxes	56.0	68.3
Other noncurrent liabilities	199.9	197.2
Contingencies (Note 19)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2010—48,584,884 and 2009—48,569,985 shares issued and outstanding	0.5	0.5
Paid-in capital	726.0	723.5
Retained earnings	1,038.9	1,048.1
Accumulated other comprehensive loss	(54.2)	(43.2)

Total stockholders' equity	1,711.2	1,728.9
Noncontrolling interest	27.8	16.0

Total equity	1,739.0	1,744.9

Total liabilities and equity	$2,633.1	$2,494.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2008	$0.5	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	62.7	—	62.7	20.3	83.0
Other comprehensive income
Foreign currency translation adjustment	—	—	—	(0.8)	(0.8)	(0.7)	(1.5)
Unrealized loss on securities—net of taxes	—	—	—	(4.8)	(4.8)	—	(4.8)
Defined benefit plan—net of taxes	—	—	—	0.5	0.5	—	0.5

Comprehensive income					57.6	19.6	77.2

Issuance of $0.01 par value common stock under employee stock plans	—	0.2	—	—	0.2	—	0.2
Stock-based compensation expense	—	1.5	—	—	1.5	—	1.5
Excess tax benefit from stock-based compensation	—	0.1	—	—	0.1	—	0.1
Cash dividends ($0.10 per share)	—	—	(4.8)	—	(4.8)	—	(4.8)
Effect of exchange rates changes	—	—	—	—	—	(0.3)	(0.3)

Balance at March 31, 2009	$0.5	$711.2	$761.3	$(80.3)	$1,392.7	$31.9	$1,424.6

Balance at December 31, 2009	$0.5	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings (loss)	—	—	(4.4)	—	(4.4)	10.6	6.2
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	1.2	1.2	0.8	2.0
Unrealized loss on securities—net of taxes	—	—	—	(12.5)	(12.5)	—	(12.5)
Defined benefit plan—net of taxes	—	—	—	0.3	0.3	—	0.3

Comprehensive income (loss)					(15.4)	11.4	(4.0)

Issuance of $0.01 par value common stock under employee stock plans	—	0.3	—	—	0.3	—	0.3
Stock-based compensation expense	—	1.8	—	—	1.8	—	1.8
Excess tax benefit from stock-based compensation	—	0.4	—	—	0.4	—	0.4
Cash dividends ($0.10 per share)	—	—	(4.8)		(4.8)	—	(4.8)
Effect of exchange rates changes	—	—	—	—	—	0.4	0.4

Balance at March 31, 2010	$0.5	$726.0	$1,038.9	$(54.2)	$1,711.2	$27.8	$1,739.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(in millions)
Operating Activities:
Net earnings	$6.2	$83.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	28.3	21.9
Deferred income taxes	0.1	5.3
Stock compensation expense	1.8	1.5
Excess tax benefit from stock-based compensation	(0.4)	(0.1)
Unrealized loss (gain) on derivatives	11.2	(48.6)
Inventory valuation allowance	—	(6.0)
(Gain) on sale of marketable equity securities	(28.3)	—
Loss on disposal of property, plant and equipment	0.6	1.7
Equity in losses (earnings) of unconsolidated affiliates—net of taxes	(0.1)	0.7
Changes in:
Accounts receivable	(26.4)	(13.8)
Margin deposits	(0.1)	11.3
Inventories	(78.8)	134.0
Prepaid product and expenses	1.2	1.6
Accrued income taxes	(7.9)	28.8
Accounts payable and accrued expenses	7.9	(15.2)
Product exchanges—net	6.0	(5.3)
Customer advances—net	123.0	86.8
Other—net	3.2	4.7

Net cash provided by operating activities	47.5	292.3

Investing Activities:
Additions to property, plant and equipment	(29.0)	(71.9)
Proceeds from the sale of property, plant and equipment	6.0	2.8
Purchases of short-term securities	(25.4)	(35.2)
Sales and maturities of short-term and auction rate securities	187.0	3.2
Sale of marketable equity securities	167.1	—
Deposit to asset retirement obligation escrow account	(3.7)	(7.5)
Other—net	0.2	—

Net cash provided by (used in) investing activities	302.2	(108.6)

Financing Activities:
Debt issuance costs	(32.1)	—
Dividends paid on common stock	(4.8)	(4.8)
Issuances of common stock under employee stock plans	0.3	0.2
Excess tax benefit from stock-based compensation	0.4	0.1

Net cash used in financing activities	(36.2)	(4.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.4)

Increase in cash and cash equivalents	313.4	178.8
Cash and cash equivalents at beginning of period	697.1	625.0

Cash and cash equivalents at end of period	$1,010.5	$803.8

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

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our environmental and industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

        Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also serve global markets from our joint-venture production facilities in Trinidad and the United Kingdom, as well as through exports of nitrogen fertilizer products from our Donaldsonville manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen products. Our consolidated results for the first quarter of 2010 do not include Terra's results. Terra's results will be included in our consolidated results for the second quarter of 2010. See Note 22—Acquisition of Terra Industries Inc. and Other Subsequent Events.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2009, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our annual consolidated financial statements and related notes included in our Current Report on Form 8-K filed with the SEC on April 15, 2010.

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

CF INDUSTRIES HOLDINGS, INC.

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

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Current Report on Form 8-K, filed with the SEC on April 15, 2010.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities (ASU No. 2009-17). This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2, to describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the effective portions of this standard as of March 31, 2010. The adoption of the effective portions of this standard did not have a material impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

        In February 2010, the FASB issued a standard that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements (ASU No. 2010-09). Generally, this standard was effective immediately upon issuance. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements.

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative-effect adjustment to beginning retained earnings. We have not yet determined the impact of this standard on our consolidated financial statements.

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

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea. CFL's sales revenue for the three months ended March 31, 2010 and 2009 were $97.4 million and $120.9 million, respectively. CFL's assets and liabilities at March 31, 2010 were $396.6 million and $347.3 million, respectively and at December 31, 2009 were $356.6 million and $309.0 million, respectively.

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

	Three months ended March 31,
	2010	2009
	(in millions)
Distributions payable to noncontrolling interest:
Beginning balance	$92.1	$106.0
Effect of exchange rate changes	3.4	(3.5)

Ending balance	$95.5	$102.5

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	March 31, 2010				December 31, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$29.5	$—	$—	$29.5	$17.0	$—	$—	$17.0
U.S. federal government obligations	972.0	—	—	972.0	658.2	—	—	658.2
Other debt securities	9.0	—	—	9.0	21.9	—	—	21.9

Total cash and cash equivalents	$1,010.5	$—	$—	$1,010.5	$697.1	$—	$—	$697.1
Short-term investments	25.2	—	—	25.2	185.0	—	—	185.0
Investment in marketable equity securities	—	—	—	—	138.8	21.4	—	160.2
Investments in auction rate securities	136.4	—	(3.4)	133.0	138.4	—	(4.5)	133.9
Asset retirement obligation escrow account	40.2	—	—	40.2	36.5	—	—	36.5
Nonqualified employee benefit trust	8.9	—	(1.2)	7.7	9.8	—	(1.2)	8.6

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

	Balance as of March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,010.5	$1,010.5	$—	$—
Available-for-sale short-term investments	25.2	25.2	—	—
Asset retirement obligation escrow account	40.2	40.2	—	—
Investments in auction rate securities	133.0	—	—	133.0
Nonqualified employee benefit trust	7.7	7.7	—	—

Total assets at fair value	$1,216.6	$1,083.6	$—	$133.0

Unrealized losses on natural gas derivatives	$8.3	$—	$8.3	$—

Total liabilities at fair value	$8.3	$—	$8.3	$—

CF INDUSTRIES HOLDINGS, INC.

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

Cash and Cash Equivalents

        As of March 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Short-term Investments

        As of March 31, 2010, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and nine months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments.

Natural Gas Derivatives

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

Asset Retirement Obligation Escrow Account

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

Investments in Auction Rate Securities

        Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurs every 7 to 35 days. Because the traditional auction process for auction rate securities has failed since early 2008 the securities are illiquid. During the first quarter of 2010, $2.0 million of our securities were either sold or redeemed at par value outside of the auction process. The investments in auction rate securities held at March 31, 2010 are supported by student loans that were originated primarily under the Federal Family Education Loan Program (FFELP) and are guaranteed by entities affiliated with governmental entities. However, we will not be able to access the remaining funds until such time as an auction for these securities is successful, a buyer is found outside the auction process, and/or the securities are redeemed by the issuer.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets.

CF INDUSTRIES HOLDINGS, INC.

These auction rate securities have maturities that range up to 37 years. As of March 31, 2010, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	13.1
20 years up to 30 years	65.8
30 years up to 40 years	54.1

$133.0

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

Nonqualified Employee Benefit Trust

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2010	$133.9
Sales and redemptions	(2.0)
Unrealized gains included in other comprehensive income	1.1

Fair value, March 31, 2010	$133.0

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings (Loss) Per Share

        Net earnings (loss) per share were computed as follows:

	Three months ended March 31,
	2010	2009
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$(4.4)	$62.7

Basic earnings (loss) per common share:
Weighted average common shares outstanding	48.6	48.4

Net earnings attributable to common stockholders	$(0.09)	$1.29

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	48.6	48.4
Dilutive common shares—Stock options	—	0.7

Diluted weighted average shares outstanding	48.6	49.1

Net earnings (loss) attributable to common stockholders	$(0.09)	$1.28

        In the computation of diluted net loss per common share for the three months ended March 31, 2010, 0.8 million potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net earnings per common share for the three months ended March 31, 2009, approximately 0.3 million potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive.

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

        Net periodic benefit cost included the following components:

	Three months ended March 31,
	2010	2009
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$1.7	$1.5
Interest cost on projected benefit obligation	4.2	4.0
Expected return on plan assets	(4.3)	(3.8)
Amortization of actuarial loss	0.8	0.4

Net periodic benefit cost	$2.4	$2.1

Retiree Medical
Service cost for benefits earned during the period	$0.5	$0.4
Interest cost on projected benefit obligation	0.6	0.6
Amortization of transition obligation	0.1	0.1
Amortization of actuarial loss	0.1	—

Net periodic benefit cost	$1.3	$1.1

CF INDUSTRIES HOLDINGS, INC.

        Our 2010 consolidated pension funding contributions are estimated to be approximately $9.6 million.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three months ended March 31, 2010 and 2009 was insignificant.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended March 31,
	2010	2009
	(in millions)
Business combination costs	$136.1	$16.1
Peru project development costs	2.7	3.9
Bartow costs	0.9	1.0
Fixed asset disposals	0.7	1.7
Other	(1.1)	0.5

	$139.3	$23.2

        Business combination costs include expenses associated with the Terra acquisition including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. See Note 22—Acquisition of Terra Industries Inc. and Other Subsequent Event for additional discussion of these events.

        Bartow costs consist of provisions for asset retirement obligations (ARO) and site maintenance costs at this closed facility. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack and cooling pond, and water treatment costs.

9.     Other Non-Operating—Net

        Details of other non-operating costs are as follows:

	Three months ended March 31,
	2010	2009
	(in millions)
Gain on sale of marketable equity securities	$(28.3)	$—
Other income	—	(0.3)

	$(28.3)	$(0.3)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock. As a result of these sales, we reported a pre-tax gain of $28.3 million. See Note 22—Acquisition of Terra Industries Inc. and Other Subsequent Events for additional discussion of these events.

10.   Income Taxes

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for income tax purposes, and we entered into a net operating

CF INDUSTRIES HOLDINGS, INC.

loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        In the first quarter of 2010, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased from $89.1 million at December 31, 2009 to $93.6 million at March 31, 2010. For additional information concerning these unrecognized tax benefits, see Note 14—Income Taxes, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010.

11.   Inventories

        Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Fertilizer	$238.0	$157.3
Raw materials, spare parts and supplies	49.2	50.5

	$287.2	$207.8

12.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Land	$36.5	$36.5
Mineral properties	196.7	196.7
Manufacturing plants and equipment	2,160.6	2,141.7
Distribution facilities and other	230.2	228.3
Construction in progress	129.1	117.9

	2,753.1	2,721.1
Less: Accumulated depreciation, depletion and amortization	1,963.4	1,927.3

	$789.7	$793.8

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Manufacturing plants and equipment." The

CF INDUSTRIES HOLDINGS, INC.

following is a summary of plant turnaround activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$57.4	$40.6
Additions	3.0	11.8
Depreciation	(7.3)	(6.2)
Effect of exchange rate changes	0.4	(0.2)

Ending balance	$53.5	$46.0

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

13.   Investments in and Advances to Unconsolidated Affiliates

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. We also own certain non-voting preferred shares of Keytrade and have provided additional subordinated financing. Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 60 countries through a network of seven offices. Keytrade is our exclusive exporter of phosphate fertilizer products from North America and our exclusive importer of UAN products into North America. We account for our investment in Keytrade under the equity method.

        Our investment in and advances to Keytrade consist of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Equity investment in Keytrade	$33.2	$33.2
Advances to Keytrade	12.4	12.4

	$45.6	$45.6

        For the three months ended March 31, 2010 and 2009, we recognized in our consolidated statements of operations equity in earnings (loss) of Keytrade of $0.1 million and ($0.7) million, respectively. At March 31, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of Keytrade is $4.1 million.

        The advances to Keytrade are subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. For the three months ended March 31, 2010 and 2009, we recognized interest income on advances to Keytrade of $0.1 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

14.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2009 to March 31, 2010 are summarized below:

(in millions)
Obligation at December 31, 2009	$103.7
Accretion expense	1.9
Liabilities incurred	0.4
Expenditures	(2.0)

Obligation at March 31, 2010	$104.0

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. In addition to reclamation AROs arising from normal mining activity, AROs may increase in the future upon expansion of the Plant City phosphogypsum stack.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Current portion	$11.1	$11.1
Noncurrent portion	92.9	92.6

	$104.0	$103.7

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarters of 2010 and 2009, we made annual contributions of $3.7 million and $7.5 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection as a means of complying with Florida's regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems. Based on the predetermined funding formula as prescribed by the state of Florida and an assumed rate of return of 2% on invested funds, we estimate that over the subsequent 23 years, our contributions will average approximately $5 million per year and may range up to $10 million in the later years. The balance in the fund is estimated to peak at $210 million in 2033 and then decline over the next five decades as closure and post-closure work is completed and the funds are used to complete settlement of the AROs. No expense is recognized upon the funding of the account; therefore, contributions to the account will differ from amounts recognized as expense in our financial statements. The balance in the escrow account is reported as an asset at fair value on our consolidated balance sheets.

CF INDUSTRIES HOLDINGS, INC.

        We will also be required to demonstrate financial assurance for reclamation and for wetland and other surface water mitigation measures in advance of any additional mining activities if and when we are able to expand our Hardee mining activities into areas not currently permitted.

15.   Financing Agreements

Bridge Loan Agreement

        On April 5, 2010, CF Industries Holdings, Inc. (the Company or CF Holdings), as a guarantor, and CF Industries, Inc. (CF Industries), as borrower, entered into a $1.75 billion senior bridge loan agreement, with certain lenders, Morgan Stanley Senior Funding, Inc. (MSSF), as agent for such lenders and as collateral agent (the Bridge Agents), and MSSF as lead arranger and book runner (in such capacity, the Bridge Lead Arranger; such agreement, the Bridge Loan Agreement), which provided for multiple-draw bridge loans (Bridge Loans) of up to $1.75 billion.

        The $1.75 billion proceeds of the Bridge Loans were borrowed by CF Industries and used to finance, in part, the exchange offer, as described in Note 22—Acquisition of Terra Industries Inc. and Other Subsequent Events (the Exchange Offer), and the acquisition of Terra through additional share purchases to complete the merger of Terra with and into CF Holdings (the Merger); to refinance certain existing indebtedness of the Company, Terra and their respective subsidiaries; and to pay associated fees and expenses. We used the net proceeds from the issuance of CF Holdings common stock described in Note 22 to repay Bridge Loans on April 21, 2010. We used net proceeds from the issuance of CF Industries senior notes described in Note 22 and this Note 15 to repay the remaining Bridge Loans, approximately $645 million, and we terminated the Bridge Loan Agreement, on April 23, 2010.

Former Credit Agreement

        Until April 5, 2010, we had a senior secured revolving credit facility (the JP Morgan Chase credit facility) with a bank syndicate led by JPMorgan Chase that provided CF Industries with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. As of March 31, 2010, there were no borrowings outstanding under the JP Morgan Chase credit facility, and the facility was terminated on April 5, 2010 upon the purchase of Terra common shares following the Exchange Offer.

New Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement, with certain lenders from time to time and MSSF, as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) and for a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement must be repaid by April 5, 2015. CF Industries is required to make minimum quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Term Facility in an amount equal to 0.25% of the principal amount of the Term Loans borrowed.

        The $500 million Revolving Credit Facility provides for a $50 million swingline subfacility and a $75 million letter of credit subfacility (which may be increased to up to $125 million in certain circumstances). Proceeds of loans under the Revolving Credit Facility are available for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations).

CF INDUSTRIES HOLDINGS, INC.

        The proceeds of the Term Loans were available to be borrowed by CF Industries from the closing date of the Exchange Offer through the date of the Merger, after which the unutilized Term Loan commitments expired. Proceeds of the Term Loans under the Credit Agreement were available to be used to finance, in part, the Exchange Offer; the Merger; to refinance certain existing indebtedness of the Company, Terra and their respective subsidiaries; and to pay fees and expenses in connection with the foregoing. The net proceeds from the April 23, 2010 issuance of the senior notes described in Note 22 and this Note 15 in excess of the amount of such proceeds applied to repay Bridge Loans are being used to repay Term Loans.

        The Company may make repayments from time to time without premium or penalty, and must apply to repayments any net cash proceeds from the issuance of equity securities, with the net cash proceeds from issuance of certain indebtedness and from the disposition of assets of, or receipt of certain cash casualty insurance proceeds and condemnation awards by, the Company or its subsidiaries, with certain exceptions. CF Industries is also required to repay Term Loans under the Credit Agreement annually to the extent of 50% of the excess cash flow of the Company and its subsidiaries (which percentage may be reduced based on the achievement of certain total leverage ratio targets).

        The Credit Agreement and the availability of loans thereunder is subject to certain conditions, including the absence of any defaults thereunder and the accuracy of the representations and warranties contained therein in all material respects. The Credit Agreement includes representations and warranties, covenants and events of default, including requirements that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as customary limitations on liens on the assets of the Company and its subsidiaries, indebtedness and fundamental changes, including mergers and consolidations of the Company and its subsidiaries, dispositions of assets of the Company and its subsidiaries, investments, loans, advances, guarantees and acquisitions by the Company and its subsidiaries, and restrictions on capital expenditures, dividends and other restricted payments, prepayments and amendments of certain indebtedness, affiliate transactions and issuance of equity interests. Certain subsidiaries of the Company are excluded from the restrictions contained in certain of the foregoing covenants.

        The obligations of CF Industries under the Credit Agreement are guaranteed by the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the Guarantors). The obligations of CF Industries and the Guarantors under the Credit Agreement are secured by senior liens on substantially all of the assets of CF Industries and the Guarantors, subject to certain exceptions.

Senior Notes

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due 2018 (the 2018 Notes) and $800 million aggregate principal amount of 7.125% senior notes due 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes), which are guaranteed by the Company and certain wholly-owned subsidiaries of the Company other than CF Industries (together with the Company, the Guarantors). The 2018 Notes were issued pursuant to an Indenture, dated as of April 23, 2010 (the Base Indenture), among CF Industries, the Company and Wells Fargo Bank, National Association, as trustee (the Trustee), as supplemented by the First Supplemental Indenture, dated April 23, 2010 (the First Supplemental Indenture and the Base Indenture as so supplemented, the 2018 Notes Indenture), among CF Industries, the Guarantors and the Trustee. The 2020 Notes were issued pursuant to the Base Indenture, as supplemented by the Second Supplemental Indenture, dated April 23, 2010 (the Second Supplemental Indenture and the Base Indenture as so supplemented, the 2020 Notes Indenture and, together with the 2018 Notes Indenture, the Indentures), among CF Industries, the Guarantors and the Trustee. Under the Indentures, the Notes are to be guaranteed

CF INDUSTRIES HOLDINGS, INC.

by the Company and by each of the Company's current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the Credit Agreement, including related collateral documents and other agreements, or any renewal, replacement or refinancing thereof.

        The 2018 Notes bear interest at a rate of 6.875% per annum, payable semiannually on May 1 and November 1 beginning on November 1, 2010, mature on May 1, 2018 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a make-whole redemption price specified in the First Supplemental Indenture.

        The 2020 Notes bear interest at a rate of 7.125% per annum, payable semiannually on May 1 and November 1 beginning on November 1, 2010, mature on May 1, 2020 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a make-whole redemption price specified in the Second Supplemental Indenture.

        Under each Indenture, specified changes of control involving the Company or CF Industries, when accompanied by a ratings downgrade, as defined with respect to the applicable series of Notes, constitute change of control repurchase events. Upon the occurrence of a change of control repurchase event with respect to the Notes, as applicable, unless CF Industries has exercised its option to redeem such Notes, CF Industries will be required to offer to repurchase them at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

        The Indentures contain covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt, to engage in sale and leaseback transactions, to merge or consolidate with other entities and to sell, lease or transfer all or substantially all of the assets of the Company and its subsidiaries to another entity. Each of the Indentures provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest on the applicable Notes; failure to comply with other covenants or agreements under the Indenture (other than the reporting covenant described below); certain defaults on other indebtedness; the failure of the Company's or certain subsidiaries' guarantees of the applicable Notes to be enforceable; and specified events of bankruptcy or insolvency. Under each Indenture, in the case of an event of default arising from one of the specified events of bankruptcy or insolvency, the applicable Notes would become due and payable immediately, and, in the case of any other event of default, the Trustee or the holders of at least 25% in aggregate principal amount of the applicable Notes then outstanding may declare all of such Notes to be due and payable immediately. Each of the Indentures includes a covenant requiring the Company to file reports with the SEC (or to provide such reports to holders of the applicable Notes if the SEC will not accept such filings).

        During an uncured failure to comply with that covenant after 180 consecutive days following notice from the Trustee or holders of at least 25% in aggregate principal amount of the applicable Notes then outstanding, liquidated damages would become payable on the applicable Notes at a rate per annum equal to 0.25% of the principal amount of the applicable Notes.

        The net proceeds from the sale of the Notes, after deducting the underwriting discounts and offering expenses, were approximately $1.55 billion and, to the extent not used to repay outstanding borrowings under the Bridge Loan Agreement, as described under "Bridge Loan Agreement" in this Note 15, will be used, subject to reduction for certain amounts paid in connection with the acquisition of Terra, to repay a portion of the outstanding Term Loans under the Credit Agreement.

CF INDUSTRIES HOLDINGS, INC.

Terra Industries Senior Notes

        In October 2009, Terra issued $600 million of 7.75% Unsecured Senior Notes due in 2019 (2019 Notes) in order to fund the special cash dividend and refinance their Senior Unsecured Notes due in 2017 (2017 Notes). The notes were unconditionally guaranteed by Terra and certain of its U.S. subsidiaries. These notes and guarantees are unsecured and will rank equal in right of payment with any existing and future senior obligations of such guarantors. On April 5, 2010, the 2019 Notes were called for redemption in accordance with their terms, and the indenture governing the notes was satisfied and discharged.

        In September 2009, Terra commenced a cash tender offer and consent solicitation for any and all of the 2017 Notes. In October 2009, Terra announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding notes. As of March 31, 2010, the outstanding debt balance related to the 2017 Notes is $12.5 million. Following the tender and consent solicitation, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. Upon completion of the Merger $12.5 million of the 2017 Notes remain outstanding.

TNCLP Credit Agreement

        Terra Nitrogen Company L.P. (TNCLP), which as of April 5, 2010 became one of our consolidated subsidiaries (see Note 22), maintains a $50 million revolving credit facility that expires on January 31, 2012. The revolving facilities are secured by substantially all of TNCLP working capital. Borrowing availability is generally based on eligible cash balances, eligible accounts receivable, eligible finished goods inventory and is reduced by outstanding letters of credit. Borrowings under the revolving facilities will bear interest at a floating rate plus an applicable margin, as defined in the agreement. As of March 31, 2010, there were no outstanding borrowings or letters of credit under the facility.

        On April 2, 2010, Terra Nitrogen, Limited Partnership (TNLP) entered into a waiver relating to the $50 million facility. The waiver provides for the waiver of the "change of control" event of default that would have resulted from CF's acquisition of more than 35% of Terra Industries Inc. outstanding common stock. The waiver is effective through July 1, 2010. TNLP is currently considering options to replace this facility. There can be no assurance, however, that this facility can be replaced on terms acceptable to us or at all.

Notes Payable

        From time to time, CFL receives advances from CF Industries and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2011 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates fair value.

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

CF INDUSTRIES HOLDINGS, INC.

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using NYMEX futures or AECO price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

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

	Three months ended March 31,
	2010	2009
	(in millions)
Realized losses	$(0.8)	$(71.7)
Unrealized mark-to-market gains (losses)	(11.2)	48.6

Net derivative losses	$(12.0)	$(23.1)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	March 31, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$—	$3.8
Unrealized losses in other current liabilities	(8.3)	(0.9)

Net unrealized derivative gains (losses)	$(8.3)	$2.9

        As of March 31, 2010 and December 31, 2009, we had open derivative contracts for 5.6 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2010, we used derivatives to cover approximately 40% of our natural gas consumption at Donaldsonville and approximately 37% of our two-thirds share of gas consumption at Medicine Hat.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded.

        As of March 31, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $8.3 million, which was also the amount of collateral that we could have been required to post with derivative counterparties if we had failed to meet all credit risk contingent thresholds at that date. As of December 31, 2009, we were not in a net liability position with any derivative counterparty. We had no cash collateral on deposit with counterparties for derivative contracts at March 31, 2010 or at December 31, 2009.

CF INDUSTRIES HOLDINGS, INC.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements. As of December 31, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $2.9 million. As of March 31, 2010, we did not have any derivative instruments in a net asset position with any of our counterparties.

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

17.   Stock-Based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (Plan). The awards granted to date are nonqualified stock options and restricted stock. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services.

        The following is a summary of outstanding stock options under the Plan:

	March 31, 2010	December 31, 2009
	(in millions)
Outstanding stock options	1.7	1.7
Aggregate intrinsic value	$107.3	$107.7
Exercisable stock options	1.5	1.5
Aggregate intrinsic value	$103.4	$103.8

        Stock-based compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
	(in millions)
Stock-based compensation expense	$1.8	$1.5
Income tax benefit	(0.7)	(0.6)

Stock-based compensation expense, net of income taxes	$1.1	$0.9

        Unrecognized compensation cost as of March 31, 2010 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$7.2	$3.1
Weighted-average period over which expense will be recognized	1.8 years	1.9 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. Excess tax benefits for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.1 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

18.   Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding loss on securities	—	(7.6)	—	(7.6)
Reclassification to earnings	—	(0.2)	0.6	0.4
Deferred taxes and other changes	(0.8)	3.0	(0.1)	2.1

Balance at March 31, 2009	$(5.2)	$(18.8)	$(56.3)	$(80.3)

Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding gain on securities	—	1.1	—	1.1
Reclassification to earnings	—	(21.4)	1.0	(20.4)
Deferred taxes and other changes	1.2	7.8	(0.7)	8.3

Balance at March 31, 2010	$0.8	$(2.8)	$(52.2)	$(54.2)

        The reclassification to earnings of $21.4 million during the three months ended March 31, 2010 reflects the portion of the $28.3 million pre-tax gain realized in January 2010 on the sale of our investment in marketable equity securities that was unrealized at December 31, 2009. The pre-tax unrealized holding loss on securities of $7.6 million during the three months ended March 31, 2009 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities and investment in marketable equity securities, see Note 5—Fair Value Measurements and Note 22—Acquisition of Terra Industries Inc. and Other Subsequent Events, respectively.

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

Florida Environmental Matters

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

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the DOJ for enforcement. The Company and the DOJ currently are conducting negotiations covering issues in the NOV and the other operating practices. A final settlement may require the Company to meet specified financial tests and/or contribute cash or other qualifying assets to a trust designated to fund the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. The Company does not know if this matter will be resolved prior to the commencement of litigation by the United States.

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

CF INDUSTRIES HOLDINGS, INC.

        EPCRA Investigation.    Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided information in response to the agency's inquiry on May 14 and May 29, 2009. The EPA has not yet responded to the Company's submittals.

        As a result of the factors discussed above, we cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Florida environmental matters, and therefore, we cannot determine if the ultimate outcome of these matters will have a material impact on the Company's financial position, results of operations or cash flows.

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

CF INDUSTRIES HOLDINGS, INC.

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

Other

        CERCLA/Remediation Matters.    From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we are alleged to have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner signed a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ) for cleanup of the processing portion of the site and has submitted a Draft Remedial Action Plan that is under review by the IDEQ and related agencies. The current owner may bring a lawsuit against us seeking contribution to the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit may be brought. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Matters

        Beginning in March 2009, purported shareholders of the Company commenced a consolidated putative class action in the Delaware Court of Chancery, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors. The suit alleged, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the rejection of the unsolicited proposal by Agrium Inc. (Agrium) to acquire CF Holdings. The suit also asserted claims in connection with the Company's proposed business combination with Terra. On March 24, 2010, following Agrium's announcement that it was abandoning its unsolicited offer to acquire the Company, the Delaware Court of Chancery dismissed the case with prejudice.

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2010 and 2009 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2010
Net sales
Ammonia	$60.6	$—	$60.6
Urea	183.0	—	183.0
UAN	82.9	—	82.9
DAP	—	135.2	135.2
MAP	—	40.2	40.2
Other	0.5	—	0.5

	327.0	175.4	502.4
Cost of sales	229.7	143.7	373.4

Gross margin	$97.3	$31.7	$129.0

Three months ended March 31, 2009
Net sales
Ammonia	$70.3	$—	$70.3
Urea	267.5	—	267.5
UAN	118.2	—	118.2
DAP	—	185.7	185.7
MAP	—	38.2	38.2
Potash	—	0.5	0.5
Other	0.2	—	0.2

	456.2	224.4	680.6
Cost of sales	286.8	231.5	518.3

Gross margin	$169.4	$(7.1)	$162.3

        Assets at March 31, 2010 and December 31, 2009, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2010	$811.2	$574.4	$1,247.5	$2,633.1
December 31, 2009	$712.7	$564.1	$1,218.1	$2,494.9

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments and other investments.

21.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, in connection with the issuance of debt securities of CF Industries, Inc. ("CFI") and full and unconditional guarantees of such debt securities by CF Industries Holdings, Inc. ("Parent") and certain 100%-owned domestic subsidiaries of CF Industries Holdings, Inc. (the

CF INDUSTRIES HOLDINGS, INC.

Guarantor Subsidiaries"). The guarantees are joint and several. The subsidiaries of the Parent other than CFI and the Guarantor Subsidiaries are referred to below as "Non-Guarantor Subsidiaries."

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three months ended March 31, 2010 and 2009 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2010 and December 31, 2009. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

Condensed, Consolidating Statement of Operations

	Three Months ended March 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$467.4	$—	$97.4	$(62.4)	$502.4
Cost of sales	—	349.6	—	66.1	(42.3)	373.4

Gross margin	—	117.8	—	31.3	(20.1)	129.0
Selling, general and administrative	0.3	15.6	—	0.3	—	16.2
Other operating—net	136.1	3.2	—	—	—	139.3

Operating earnings (loss)	(136.4)	99.0	—	31.0	(20.1)	(26.5)
Interest expense	—	0.3	—	0.1	—	0.4
Interest income	—	(0.3)	—	—	—	(0.3)
Net (earnings) loss of wholly-owned subsidiaries	(65.4)	(0.2)	—	—	65.6	—
Other non-operating—net	—	(28.3)	—	—	—	(28.3)

Earnings before income taxes and equity in loss of unconsolidated affiliates	(71.0)	127.5	—	30.9	(85.7)	1.7
Income tax provision (benefit)	(66.6)	62.1	—	0.1	—	(4.4)
Equity in earnings of unconsolidated affiliates—net of taxes	—	—	—	0.1	—	0.1

Net earnings (loss)	(4.4)	65.4	—	30.9	(85.7)	6.2
Less: Net earnings attributable to the noncontrolling interest	—	—	—	30.7	(20.1)	10.6

Net earnings (loss) attributable to common stockholders	$(4.4)	$65.4	$—	$0.2	$(65.6)	$(4.4)

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	March 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$976.7	$—	$33.8	$—	$1,010.5
Short-term investments	—	25.2	—	—	—	25.2
Accounts receivable	—	114.5	—	299.8	(216.8)	197.5
Inventories—net	—	274.2	—	13.0	—	287.2
Prepaid income taxes	—	23.0	—	—	—	23.0
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	5.0	—	1.4	—	6.4

Total current assets	2.2	1,418.6	—	348.0	(219.0)	1,549.8
Property, plant and equipment—net	—	738.0	—	51.7	—	789.7
Goodwill	—	0.9	—	—	—	0.9
Asset retirement obligation escrow account	—	40.2	—	—	—	40.2
Investments in and advances to unconsolidated affiliates	1,721.9	92.1	—	44.6	(1,813.0)	45.6
Investments in auction rate securities	—	133.0	—	—	—	133.0
Investment in marketable equity securities	—	—	—	—	—	—
Deferred income taxes	—	—		0.9	(0.9)	—
Due from affiliates	—	11.8	—	1.0	(12.8)	—
Other assets	—	67.9	—	6.0	—	73.9

Total assets	$1,724.1	$2,502.5	$—	$452.2	$(2,045.7)	$2,633.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$171.4	$—	$20.3	$(10.8)	$181.0
Income taxes payable	—	—	—	—	—	—
Customer advances	—	282.5	—	—	—	282.5
Deferred income taxes	—	58.8	—	—	(1.2)	57.6
Distributions payable to noncontrolling interest	—	—	—	312.6	(217.1)	95.5
Other	—	16.7	—	—	—	16.7

Total current liabilities	0.1	529.4	—	332.9	(229.1)	633.3

Notes payable	—	—	—	14.3	(9.4)	4.9
Deferred income taxes	—	57.9	—	—	(1.9)	56.0
Due to affiliates	12.8	—	—	—	(12.8)	—
Other noncurrent liabilities	—	193.3	—	6.6	—	199.9
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.5	—	—	0.1	(0.1)	0.5
Paid-in capital	726.0	739.9	—	43.6	(783.5)	726.0
Retained earnings (Accumulated deficit)	1,038.9	1,036.2	—	(4.9)	(1,031.3)	1,038.9
Accumulated other comprehensive income (loss)	(54.2)	(54.2)	—	(5.7)	59.9	(54.2)

Total stockholders' equity	1,711.2	1,721.9	—	98.4	(1,820.3)	1,711.2
Noncontrolling interest	—	—	—	—	27.8	27.8

Total equity	1,711.2	1,721.9	—	98.4	(1,792.5)	1,739.0

Total liabilities and equity	$1,724.1	$2,502.5	$—	$452.2	$(2,045.7)	$2,633.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three Months ended March 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$(4.4)	$65.4	$—	$30.9	$(85.7)	$6.2
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation, depletion and amortization	—	25.4	—	2.9	—	28.3
Deferred income taxes	—	0.1	—	—	—	0.1
Stock compensation expense	1.8	—	—	—	—	1.8
Excess tax benefit from stock-based compensation	(0.4)	—	—	—	—	(0.4)
Unrealized (gain) loss on derivatives	—	11.2	—	—	—	11.2
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	0.6	—	—	—	0.6
Equity in earnings of unconsolidated affiliates—net of taxes	—	—	—	(0.1)	—	(0.1)
Equity in loss (earnings) of consolidated affiliates—net of taxes	(65.4)	(20.3)	—	—	85.7	—
Due to / from affiliates—net	67.7	(67.7)	—	—	—	—
Changes in:		—
Accounts receivable	—	13.9	—	(40.3)	—	(26.4)
Margin deposits	—	—	—	(0.1)	—	(0.1)
Inventories	—	(85.5)	—	6.7	—	(78.8)
Prepaid product and expenses	—	0.8	—	0.4	—	1.2
Accrued income taxes	—	(7.9)	—	—	—	(7.9)
Accounts payable and accrued expenses	—	12.4	—	(4.5)	—	7.9
Product exchanges—net	—	6.0	—	—	—	6.0
Customer advances—net	—	123.0	—	—	—	123.0
Other—net	(0.1)	3.1	—	0.2	—	3.2

Net cash provided by (used in) operating activities	(0.8)	52.2	—	(3.9)	—	47.5

Investing Activities:
Additions to property, plant and equipment	—	(24.8)	—	(4.2)	—	(29.0)
Proceeds from sale of property, plant and equipment	—	6.0	—	—	—	6.0
Purchases of short-term securities	—	(25.4)	—	—	—	(25.4)
Sales and maturities of short-term and auction rate securities	—	187.0	—	—	—	187.0
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Other—net	—	0.2	—	—	—	0.2

Net cash provided by (used in) investing activities	—	306.4	—	(4.2)	—	302.2

Financing Activities:
Debt issuance costs	—	(32.1)	—	—	—	(32.1)
Dividends paid on common stock	(4.8)	—	—	—	—	(4.8)
Dividends to / from affiliates	4.8	(4.8)	—	—	—	—
Issuances of common stock under employee stock plans	0.4	(0.1)	—	—	—	0.3
Excess tax benefit from stock-based compensation	0.4	—	—	—	—	0.4

Net cash provided by (used in) financing activities	0.8	(37.0)	—	—	—	(36.2)

Effect of exchange rate changes on cash and cash equivalents	—	(7.9)	—	7.8	—	(0.1)

Increase (decrease) in cash and cash equivalents	—	313.7	—	(0.3)	—	313.4
Cash and cash equivalents at beginning of period	—	663.0	—	34.1	—	697.1

Cash and cash equivalents at end of period	$—	$976.7	$—	$33.8	$—	$1,010.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three Months ended March 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$645.0	$—	$121.0	$(85.4)	$680.6
Cost of sales	—	503.7	—	51.6	(37.0)	518.3

Gross margin	—	141.3	—	69.4	(48.4)	162.3
Selling, general and administrative	0.3	14.9	—	0.2	—	15.4
Other operating—net	16.1	7.1	—	—	—	23.2

Operating earnings (loss)	(16.4)	119.3	—	69.2	(48.4)	123.7
Interest expense	—	0.3	—	0.1	—	0.4
Interest income	—	(1.1)	—	(0.2)	—	(1.3)
Net (earnings) loss of wholly-owned subsidiaries	(77.5)	0.3	—	—	77.2	—
Other non-operating—net	—	(0.3)	—	—	—	(0.3)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	61.1	120.1	—	69.3	(125.6)	124.9
Income tax provision (benefit)	(1.6)	42.6	—	0.2	—	41.2
Equity in loss of unconsolidated affiliates—net of taxes	—	—	—	(0.7)	—	(0.7)

Net earnings	62.7	77.5	—	68.4	(125.6)	83.0
Less: Net earnings attributable to the noncontrolling interest	—	—	—	68.7	(48.4)	20.3

Net earnings attributable to common stockholders	$62.7	$77.5	$—	$(0.3)	$(77.2)	$62.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$663.0	$—	$34.1	$—	$697.1
Short-term investments	—	185.0	—	—	—	185.0
Accounts receivable	—	93.2	—	256.0	(181.8)	167.4
Inventories—net	—	188.6	—	19.2	—	207.8
Prepaid income taxes	—	14.7	—	—	—	14.7
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	9.5	—	1.6	—	11.1

Total current assets	2.2	1,154.0	—	310.9	(184.0)	1,283.1
Property, plant and equipment—net	—	745.2	—	48.6	—	793.8
Goodwill	—	0.9	—	—	—	0.9
Asset retirement obligation escrow account	—	36.5	—	—	—	36.5
Investments in and advances to unconsolidated affiliates	1,672.2	90.6	—	44.5	(1,761.7)	45.6
Investments in auction rate securities	—	133.9	—	—	—	133.9
Investment in marketable equity securities	—	160.2	—	—	—	160.2
Due from affiliates	54.5	—	—	1.0	(55.5)	—
Other assets	—	35.1	—	5.8	—	40.9

Total assets	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$151.2	$—	$24.2	$(2.9)	$172.5
Customer advances	—	159.5	—	—	—	159.5
Deferred income taxes	—	53.7	—	—	(1.1)	52.6
Distributions payable to noncontrolling interest	—	—	—	271.0	(178.9)	92.1
Other	—	3.1	—	—	—	3.1

Total current liabilities	—	367.5	—	295.2	(182.9)	479.8

Notes payable	—	—	—	13.8	(9.1)	4.7
Deferred income taxes	—	70.2	—	(0.9)	(1.0)	68.3
Due to affiliates	—	55.5	—	—	(55.5)	—
Other noncurrent liabilities	—	191.0	—	6.3	(0.1)	197.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.5	—	—	0.1	(0.1)	0.5
Paid-in capital	723.5	739.8	—	43.7	(783.5)	723.5
Retained earnings (Accumulated deficit)	1,048.1	975.6	—	(5.1)	(970.5)	1,048.1
Accumulated other comprehensive income (loss)	(43.2)	(43.2)	—	(7.6)	50.8	(43.2)

Total stockholders' equity	1,728.9	1,672.2	—	96.4	(1,768.6)	1,728.9
Noncontrolling interest	—	—	—	—	16.0	16.0

Total equity	1,728.9	1,672.2	—	96.4	(1,752.6)	1,744.9

Total liabilities and equity	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three Months ended March 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$62.7	$77.5	$—	$68.4	$(125.6)	$83.0
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation, depletion and amortization	—	18.7	—	3.2	—	21.9
Deferred income taxes	—	5.0	—	0.3	—	5.3
Stock compensation expense	1.4	0.1	—	—	—	1.5
Excess tax benefit from stock-based compensation	(0.1)	—	—	—	—	(0.1)
Unrealized (gain) loss on derivatives	—	(48.6)	—	—	—	(48.6)
Inventory valuation allowance	—	(6.0)	—	—	—	(6.0)
Loss (gain) on disposal of property, plant and equipment	—	1.7	—	—	—	1.7
Equity in loss (earnings) of unconsolidated affiliates—net of taxes	—	—	—	0.7	—	0.7
Equity in loss (earnings) of consolidated affiliates—net of taxes	(77.5)	(48.1)		—	125.6	—
Due to / from affiliates—net	13.1	(13.1)		—	—	—
Changes in:
Accounts receivable	—	38.8	—	(52.6)	—	(13.8)
Margin deposits	—	10.8	—	0.5	—	11.3
Inventories	—	131.4	—	2.6	—	134.0
Prepaid product and expenses	—	1.3	—	0.3	—	1.6
Accrued income taxes	—	28.8	—	—	—	28.8
Accounts payable and accrued expenses	—	(7.5)	—	(7.7)	—	(15.2)
Product exchanges—net	—	(5.3)	—	—	—	(5.3)
Customer advances—net	—	86.8	—	—	—	86.8
Other—net	0.1	5.3	—	(0.7)	—	4.7

Net cash provided by (used in) operating activities	(0.3)	277.6	—	15.0	—	292.3

Investing Activities:
Additions to property, plant and equipment	—	(70.0)	—	(1.9)	—	(71.9)
Proceeds from sale of property, plant and equipment	—	2.8	—	—	—	2.8
Purchases of short-term securities	—	(35.2)	—	—	—	(35.2)
Sales and maturities of short-term and auction rate securities	—	3.2	—	—	—	3.2
Deposit to asset retirement obligation escrow account	—	(7.5)	—	—	—	(7.5)

Net cash provided by (used in) investing activities	—	(106.7)	—	(1.9)	—	(108.6)

Financing Activities:
Dividends paid on common stock	(4.8)	—	—	—	—	(4.8)
Dividends to / from affiliates	4.8	(4.8)				—
Issuances of common stock under employee stock plans	0.2	—	—	—	—	0.2
Excess tax benefit from stock-based compensation	0.1	—	—	—	—	0.1

Net cash provided by (used in) financing activities	0.3	(4.8)	—	—	—	(4.5)

Effect of exchange rate changes on cash and cash equivalents	—	7.2	—	(7.6)	—	(0.4)

Increase (decrease) in cash and cash equivalents	—	173.3	—	5.5	—	178.8
Cash and cash equivalents at beginning of period	—	578.4	—	46.6	—	625.0

Cash and cash equivalents at end of period	$—	$751.7	$—	$52.1	$—	$803.8

CF INDUSTRIES HOLDINGS, INC.

22.   Acquisition of Terra Industries Inc. and Other Subsequent Events

        During 2009, we made a number of proposals to acquire Terra. In connection with these proposals, we acquired approximately 7.0 million shares of Terra common stock, of which we continued to hold approximately 5.0 million shares as of December 31, 2009. In January 2010, after Terra rejected our December 2009 proposal, we announced that we were withdrawing our proposal to acquire Terra and we sold approximately 5.0 million shares of Terra common stock. We received proceeds of $167.1 million from these sales and reported a pre-tax gain of $28.3 million on the sale of the Terra shares in the first quarter of 2010.

        On February 15, 2010, Terra and Yara International ASA (Yara) announced that on February 12, 2010, they had entered into an agreement and plan of merger (Yara/Terra merger agreement) pursuant to which Yara would acquire Terra. The Yara/Terra merger agreement allowed Terra to terminate the agreement to accept a "superior proposal" (as defined in the Yara/Terra merger agreement) subject to certain conditions, including the payment of a cash termination fee of $123.0 million to Yara.

        On March 2, 2010, we announced a new offer to acquire Terra, and on March 5, 2010, we commenced an exchange offer to acquire all of Terra's outstanding common stock for consideration consisting of $37.15 in cash and 0.0953 of a share of CF Holdings common stock per share of Terra common stock. On March 10, 2010, Terra announced that the Terra board of directors had determined that our offer constituted a "superior proposal" under the terms of the Yara/Terra merger agreement, and on March 12, 2010, after complying with the procedures to terminate the Yara/Terra merger agreement, Terra entered into a definitive merger agreement with CF Holdings, which provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger (the CF/Terra merger agreement). Under the terms of the CF/Terra merger agreement, in March 2010, we paid (on behalf of Terra) the $123.0 million termination fee due to Yara.

        On March 11, 2010, Agrium announced that it would no longer pursue an acquisition of CF Holdings.

        On April 5, 2010, following the initial expiration of the exchange offer, we acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, we completed the second-step merger in which one of our subsidiaries merged with and into Terra and Terra became an indirect wholly-owned subsidiary of CF Holdings. In the exchange offer and second-step merger, CF Holdings issued an aggregate of 9.5 million shares of its common stock and paid an aggregate of $3.7 billion in cash to acquire 100% of Terra's common stock.

        Total cash requirements in connection with the acquisition of Terra were approximately $4.9 billion, consisting primarily of the cash consideration for the Terra Industries Inc. common stock and stock-based awards. This amount also includes approximately $765 million for the redemption of the outstanding 7.75% senior notes due 2019 of Terra subsidiary Terra Capital in connection with the second-step merger, and estimated transaction costs, including fees and expenses relating to the exchange offer, the second-step merger and the acquisition financing arrangements. We funded the cash requirements for the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings in connection with the Terra acquisition. As of March 31, 2010, we had cash and cash equivalents of $1,010.5 million and Terra had cash and cash equivalents of $635.6 million.

CF INDUSTRIES HOLDINGS, INC.

        On April 21, 2010, the Company completed a public offering of approximately 12.9 million shares of common stock at a public offering price of $89.00 per share. The net proceeds from the offering were used to repay a portion of the senior secured bridge facility.

        On April 23, 2010, CF Industries, Inc. completed a public offering of senior notes in an aggregate principle amount of $1.6 billion. Approximately $645 million of the net proceeds of the offering were used to repay in full the outstanding borrowings under the $1.75 billion senior secured bridge facility. We also used the net proceeds from the offering to repay approximately $660 million of the senior secured term loan facility, and we are required to use the remaining net proceeds from the offering, subject to reduction for certain amounts paid in connection with the acquisition of Terra, to repay outstanding borrowing under the senior secured term loan facility.

        As a result of the April 5, 2010 acquisition of Terra, beginning with the second quarter of 2010 our consolidated results will include Terra's results. We have not completed detailed valuation analyses necessary to determine the fair market values of the Terra assets acquired and liabilities assumed, any related income tax effects, or the supplemental pro forma historical information. It is expected we will recognize an increase in the recorded book value of property, plant and equipment and equity investments and/or identify certain finite-lived intangible assets and the resulting additional depreciation or amortization under the provisions of ASC Topic 805—Business Combinations upon the completion of the detailed valuation analyses. We expect to finalize the acquisition accounting related to the transaction during 2010.

        The acquisition positions us as a global leader in the nitrogen fertilizer industry, further diversifying our asset base and increasing our geographic reach and operational efficiency, as well as, significantly increasing our scale and capital market presence.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2010 Compared to the First Quarter of 2009

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our environmental and industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

        Our core market and distribution facilities are concentrated in the Midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also serve global markets from our joint-venture production facilities in Trinidad and the United Kingdom, as well as through exports of nitrogen fertilizer products from our Donaldsonville manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen products. Our consolidated results for the first quarter of 2010 do not include Terra's results. Terra's results will be included in our consolidated results for the

CF INDUSTRIES HOLDINGS, INC.

second quarter of 2010. See "Acquisition of Terra Industries Inc. and Other Subsequent Events" for additional information.

        Prior to the acquisition of Terra, our principal assets included:

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

        As a result of the Terra acquisition, we acquired a number of additional assets, including:

  •
  five nitrogen fertilizer manufacturing facilities located in Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; Woodward, Oklahoma; and Donaldsonville, Louisiana, adjacent to our Donaldsonville facility;

  •
  a 75% interest in Terra Nitrogen Company, L.P., or TNCLP, a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership, or TNLP, operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

  •
  a 50% interest in Point Lisas Nitrogen Limited, an ammonia production joint venture located in Trinidad serving international nitrogen markets; and

  •
  a 50% interest in GrowHow UK Limited, a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets.

Financial Executive Summary

  •
  We reported a net loss attributable to common stockholders of $4.4 million in the first quarter of 2010 compared to net earnings of $62.7 million in the same quarter of 2009. Our results for the first quarter of 2010 included:

  •
  $138.8 million ($136.9 million after tax) of business combination related expenses associated with the acquisition of Terra, including the $123.0 million termination fee paid to Yara on behalf of Terra upon the termination of the merger agreement between Terra and Yara, costs associated with responding to Agrium Inc.'s proposed acquisition of CF Holdings, and development costs for our proposed nitrogen complex in Peru;

  •
  a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock acquired in connection with our 2009 proposals to acquire Terra;

  •
  and a net $11.2 million pre-tax unrealized mark-to-market loss ($6.9 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

    Net earnings attributable to common stockholders of $62.7 million for the first quarter of 2009 included a net $48.6 million pre-tax unrealized mark-to-market gain ($29.4 million after tax) on natural gas derivatives, a $24.3 million non-cash inventory valuation charge ($14.7 million after tax) , and $20.0 million (no tax impact) of business combination related expense associated with our acquisition of Terra, costs associated with responding to Agrium Inc.'s proposed acquisition of CF Holdings and development costs of our proposed nitrogen complex in Peru.

  •
  Our gross margin decreased 20% to $129.0 million in the first quarter of 2010 from $162.3 million in the same quarter of 2009. The lower gross margin resulted from lower average nitrogen and phosphate fertilizer selling prices, unrealized mark-to-market losses on natural gas derivatives in the current year quarter as opposed to unrealized mark-to-market gains in the first quarter of 2009 and lower nitrogen sales volume, partially offset by lower fertilizer raw material costs.

  •
  Our net sales decreased $178.2 million, or 26%, to $502.4 million in the first quarter of 2010 from $680.6 million in the first quarter of last year. The decrease reflected lower average nitrogen and phosphate fertilizer selling prices. Total sales volume decreased 114,000 tons, or 6%, in the first quarter of 2010 to 1.68 million tons compared to the first quarter of 2009 due primarily to lower urea and DAP sales volumes, partially offset by higher ammonia and MAP sales volumes.

  •
  Cash flow from operations decreased $244.8 million, or 84%, to $47.5 million during the first three months of 2010 compared to the same period of 2009 because of an increase in cash invested in working capital, particularly inventory, at the end of the first quarter of 2010 and lower operating results due primarily to business combination related expenses.

  •
  We paid cash dividends of $4.8 million in the first quarters of 2010 and 2009.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended March 31,
	2010	2009	2010 v. 2009
	(in millions, except per share amounts)
Net sales	$502.4	$680.6	$(178.2)	(26)%
Cost of sales	373.4	518.3	(144.9)	(28)%

Gross margin	129.0	162.3	(33.3)	(20)%
Selling, general and administrative	16.2	15.4	0.8	5%
Other operating—net	139.3	23.2	116.1	N/M

Operating earnings (loss)	(26.5)	123.7	(150.2)	N/M
Interest expense	0.4	0.4	—	(2)%
Interest income	(0.3)	(1.3)	1.0	(73)%
Other non-operating—net	(28.3)	(0.3)	(28.0)	N/M

Earnings before income taxes and equity in earnings (loss) of unconsolidated affiliates	1.7	124.9	(123.2)	(99)%
Income tax provision (benefit)	(4.4)	41.2	(45.6)	(111)%
Equity in earnings (loss) of unconsolidated affiliates—net of taxes	0.1	(0.7)	0.8	(107)%

Net earnings	6.2	83.0	(76.8)	(93)%
Less: Net earnings attributable to the noncontrolling interest	10.6	20.3	(9.7)	(48)%

Net earnings (loss) attributable to common stockholders	$(4.4)	$62.7	$(67.1)	N/M

Diluted net earnings (loss) per share attributable to common stockholders	$(0.09)	$1.28	$(1.37)	(107)%
Diluted weighted average common shares outstanding	48.6	49.1	(0.5)	(1)%
Dividends declared per common share	$0.10	$0.10	$—	0%

First Quarter of 2010 Compared to the First Quarter of 2009

Consolidated Operating Results

        Our total gross margin decreased by $33.3 million to $129.0 million for the first quarter of 2010 from $162.3 million for the comparable period of 2009 due to reduced income in the nitrogen segment partially offset by improved results in the phosphate segment. Lower average selling prices, unrealized mark-to-market losses on natural gas derivatives in the first quarter of 2010 compared to unrealized mark-to market gains in the first quarter of 2009, and lower sales volume contributed to the decrease in the nitrogen segment. Partially offsetting these factors were lower realized natural gas costs. In the phosphate segment, lower average selling prices were partially offset by lower raw material costs. The net loss attributable to common stockholders of $4.4 million for the first quarter of 2010 included $138.8 million ($136.9 million after tax) of business combination expenses associated with our acquisition of Terra, including the $123.0 million termination fee paid to Yara, the cost of responding to Agrium's proposed acquisition of CF Holdings, and development costs associated with our proposed project in Peru. In addition, 2010 results include a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra common stock acquired in connection with our 2009 proposals to acquire Terra, and a net $11.2 million pre-tax unrealized mark-to-market loss ($6.9 million after tax) on natural gas derivatives. Net earnings attributable to common stockholders of $62.7 million for the first quarter of 2009 included a net pre-tax unrealized mark-to-market gain of $48.6 million ($29.4 million

CF INDUSTRIES HOLDINGS, INC.

after tax) on natural gas derivatives, a $24.3 million non-cash inventory valuation charge ($14.7 million after tax) and $20.0 million (no tax impact) of merger and acquisition related activity and development costs associated with our proposed project in Peru.

Net Sales

        Our net sales decreased 26% to $502.4 million in the first quarter of 2010 from $680.6 million in the first quarter of 2009 reflecting declines in both the nitrogen and phosphate segments. Total sales volume decreased by 6% to 1.68 million tons in the first quarter of 2010 from 1.79 million tons sold in the first quarter of the prior year. In the nitrogen segment, net sales decreased $129.2 million, or 28%, to $327.0 million in the first quarter of 2010 compared to $456.2 million in the same quarter of last year due primarily to lower average selling prices for all major products. Nitrogen fertilizer sales volume in the first quarter of 2010 declined by 5% from the corresponding period of 2009 as a decline in urea sales volumes was partially offset by increased ammonia sales. In the phosphate segment, net sales decreased 22% to $175.4 million in the first quarter of 2010 compared to $224.4 million in the first quarter of 2009 due to both lower average phosphate fertilizer selling prices and lower sales volumes. In the first quarter of 2010, average phosphate fertilizer prices decreased by 14% compared to the same quarter of 2009. Our total phosphate segment sales volume in the first quarter of 2010 decreased by 9% from the volume sold during the same period in 2009 due primarily to a decline in export sales volume partially offset by an increase in domestic sales volume.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $192 per ton in the first quarter of 2010 compared to $227 per ton in the same quarter of 2009. This 15% decrease was due primarily to lower realized natural gas costs partially offset by unrealized losses from mark-to-market adjustments on natural gas derivatives in the first quarter of 2010 versus unrealized gains in 2009. Phosphate segment cost of sales averaged $299 per ton in the first quarter of 2010 compared to $439 per ton in the first quarter of the prior year, a decrease of 32%, due mainly to lower raw material costs. Phosphate segment results for the first quarter of 2009 also included a $24.3 million non-cash inventory valuation charge associated with potash, which increased the cost per ton in the first quarter of 2009 by $46.

        During the first quarter of 2010, we sold approximately 658,000 tons of fertilizer under our Forward Pricing Program (FPP), representing approximately 39% of our total fertilizer sales volume for the quarter. In the comparable period of 2009, we sold approximately 671,000 tons of fertilizer under this program, representing approximately 37% of our total volume.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $0.8 million to $16.2 million in the first quarter of 2010 from $15.4 million in the same quarter of 2009. The increase was due primarily to higher expense for performance-based incentive compensation and long-term stock-based compensation.

Other Operating—Net

        Other operating—net increased $116.1 million to $139.3 million in the first quarter of 2010 compared to $23.2 million in the first quarter of 2009. This increase was due primarily to $138.8 million of costs associated with our acquisition of Terra, including the $123.0 million termination fee paid to

CF INDUSTRIES HOLDINGS, INC.

Yara, the cost of responding to Agrium's proposed acquisition of CF Holdings, and development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $0.1 of expense in the first quarter of 2010 compared to $0.9 million of income in the comparable quarter of 2009. The change was due primarily to lower average interest rates on investments.

Other Non-Operating—Net

        Other non-operating income in the first quarter of 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra common stock acquired in 2009. Refer to the section "Acquisition of Terra Industries Inc. and Other Subsequent Events" for additional information.

Income Taxes

        We recognized an income tax benefit for the three months ended March 31, 2010 of $4.4 million compared to a tax provision of $41.2 million for the same period in 2009. The tax benefit arose from applying our estimated annual effective tax rate to the loss generated after excluding the net earnings attributable to the noncontrolling interest from earnings before income taxes and equity in earnings of unconsolidated affiliates. The effective tax rate for the three months ended March 31, 2010 based on pre-tax income exclusive of the noncontrolling interest is 49.6%. This compares to 39.4% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest results primarily from an increase in non-deductible costs associated with our Terra, Agrium and Peru activities. See Note 10 to our unaudited consolidated financial statements.

Equity in Earnings (Loss) of Unconsolidated Affiliates—Net of Taxes

        Equity in earnings (loss) of unconsolidated affiliates—net of taxes in the first quarters of 2010 and 2009 consists of our share of the operating results of Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interest represent the interest of the 34% holder of CFL's common and preferred shares. The decrease in the first quarter of 2010 was due to a decline in CFL's operating results due to lower average selling prices for nitrogen fertilizers.

Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders

        Diluted net earnings (loss) per share attributable to common stockholders declined to a $0.09 net loss per share in the first quarter of 2010 from $1.28 net earnings per share in the comparable quarter of 2009 due primarily to the decrease in net earnings attributable to common stockholders.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended March 31,
	2010	2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$327.0	$456.2	$(129.2)	(28)%
Cost of sales	229.7	286.8	(57.1)	(20)%

Gross margin	$97.3	$169.4	$(72.1)	(43)%
Gross margin percentage	29.8%	37.1%
Tons of product sold (000s)	1,198	1,265	(67)	(5)%
Sales volume by product (000s)
Ammonia(1)	189	133	56	42%
Urea	598	733	(135)	(18)%
UAN(2)	404	397	7	2%
Other nitrogen products	7	2	5	N/M
Average selling price per ton by product
Ammonia	$321	$527	$(206)	(39)%
Urea	306	365	(59)	(16)%
UAN	205	298	(93)	(31)%
Cost of natural gas (per MMBtu)(3)
Donaldsonville	$5.31	$8.09	$(2.78)	(34)%
Medicine Hat	4.70	5.99	(1.29)	(22)%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$5.15	$4.58	$0.57	12%
AECO (Alberta)	4.74	4.02	0.72	18%
Depreciation and amortization	$15.6	$13.0	$2.6	20%
Capital expenditures	$16.5	$55.7	$(39.2)	(70)%
Production volume by product (000s)
Ammonia(4)(5)	871	677	194	29%
Granular urea(4)	603	613	(10)	(2)%
UAN (28%)	623	485	138	28%

(1)
Includes export sales of 23,000 tons for the three months ended March 31, 2010. There were no export sales in the first quarter of 2009.

(2)
Includes export sales of 30,000 and 31,000 tons for the three months ended March 31, 2010 and 2009, respectively.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(4)
Total production at Donaldsonville and Medicine Hat, including the 34% interest of Viterra, the noncontrolling interest holder of CFL.

(5)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2010 Compared to the First Quarter of 2009

        Net Sales.    Nitrogen segment net sales decreased $129.2 million, or 28%, to $327.0 million in the first quarter of 2010 compared to $456.2 million in the first quarter of 2009 due primarily to lower average selling prices for all major products. Prices across all nitrogen fertilizers in the first quarter of 2010 declined from the same quarter of 2009 as the prior year period benefited from substantial sales volume that had been contracted under our FPP at earlier dates and higher prices. Total nitrogen sales volume of 1.20 million tons in the first quarter of 2010 declined by 5% from the same period of last year. Ammonia sales volume increased during the first quarter of 2010 compared to the first quarter of 2009 due to an increase in sales for industrial applications, as well as 23,000 tons of export sales volume in the current year versus no export sales of ammonia in the prior year first quarter. This increase was partially offset by a decline in ammonia sales volume for agricultural application due to a delay in the start of the spring application season caused by cold and wet weather conditions. Urea sales volume declined in the first quarter of 2010 as compared to the same period in 2009 as domestic customers were hesitant to make purchasing decisions in an environment of declining prices and poor weather conditions. Similar to 2009, UAN sales volumes remained at historically low levels due to continued hesitancy on the part of customers to take positions in advance of the spring season. We exported approximately 30,000 tons of UAN in the first quarters of both 2010 and 2009.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $192 per ton in the first quarter of 2010 compared to $227 per ton in the first quarter of 2009. The 15% decrease was due primarily to lower realized natural gas costs, partially offset by unrealized losses from mark-to-market adjustments on natural gas derivatives in the current period versus unrealized gains in 2009. We recognized a net $11.2 million unrealized mark-to-market loss in the first quarter of 2010 compared to a net $48.6 million unrealized mark-to-market gain in the same period of 2009. The overall weighted average cost of natural gas supplied to our Donaldsonville facility and CFL's Medicine Hat facility, including realized gains and losses on derivatives, declined by 31% in the first quarter of 2010 versus the comparable period of 2009. Although spot prices on natural gas increased in the first quarter of 2010 compared to the first quarter of 2009 due to exceptionally cold weather early in the quarter, the impact of realized hedges reduced the net effective cost of natural gas in the first quarter of 2010 compared to 2009.

        During the first quarter of 2010, we sold approximately 400,000 tons of nitrogen fertilizers under our FPP, representing approximately 33% of our nitrogen sales volume for the quarter. In the comparable period of 2009, we sold approximately 533,000 tons of nitrogen fertilizers under this program, representing approximately 42% of our nitrogen volume.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products. We sold potash in 2009 and included potash sales in the phosphate segment, as shown separately below. Within the following segment discussion, the term phosphate fertilizer is used to delineate the results of our DAP and MAP products within the segment's results.

	Three months ended March 31,
	2010	2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$175.4	$224.4	$(49.0)	(22)%
Cost of sales(1)	143.7	231.5	(87.8)	(38)%

Gross margin	$31.7	$(7.1)	$38.8	N/M
Gross margin percentage	18.1%	(3.2)%
Gross margin by product
DAP/MAP	31.7	18.5	13.2	70%
Potash	—	(25.6)	25.6	N/M
Gross margin percentage by product
DAP/MAP	18.1%	8.3%
Tons of product sold (000s)	480	527	(47)	(9)%
Sales volume by product (000s)
DAP	374	445	(71)	(16)%
MAP	106	82	24	29%
Domestic vs. export sales (000s)
Domestic	389	340	49	14%
Export	91	187	(96)	(51)%
Average selling price per ton by product
DAP	$361	$418	$(57)	(14)%
MAP	379	466	(87)	(19)%
Depreciation, depletion and amortization	$12.1	$8.3	$3.8	46%
Capital expenditures	$12.4	$15.8	$(3.4)	(22)%
Production volume by product (000s)
Phosphate rock	721	568	153	27%
Sulfuric acid	577	489	88	18%
Phosphoric acid as P2O5(1)	221	197	24	12%
DAP/MAP	438	390	48	12%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2010 Compared to the First Quarter of 2009

        Net Sales.    Phosphate segment net sales decreased 22% to $175.4 million in the first quarter of 2010 from $224.4 million in the first quarter of 2009 due to lower average phosphate fertilizer selling prices and lower sales volume. Average phosphate fertilizer selling prices for the first quarter of 2010 decreased by 14% compared to the first quarter of last year. Our average selling prices decreased in 2010 compared to 2009 as we benefited in 2009 from sales under our FPP program at significantly higher contracted selling prices. Our total volume of phosphate fertilizer sales of 480,000 tons in the first quarter of 2010 was 9% lower than in the comparable period in 2009 due primarily to lower export sales.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $299 per ton in the first quarter of 2010 compared to $390 per ton in the same quarter of the prior year. The 23% decrease was due primarily to lower sulfur and ammonia costs included in cost of sales. Although spot prices for both sulfur and ammonia increased in the first quarter of 2010 compared to the same period of the prior year, sulfur and ammonia costs included in cost of sales for the three months ended March 31, 2010 were lower than sulfur and ammonia costs included in cost of sales for the three months ended March 31, 2009 as inventory sold in the first quarter of 2009 included inventory produced in the fourth quarter of 2008 with higher priced raw materials. Phosphate segment results for the first quarter of 2009 also included a $24.3 million non-cash inventory valuation charge associated with potash, which increased the cost per ton in the first quarter of 2009 by $46.

        During the first quarter of 2010, we sold approximately 258,000 tons of phosphate fertilizers under our FPP representing approximately 54% of our phosphate sales volume for the quarter. In the comparable period of 2009, we sold approximately 138,000 tons of phosphate fertilizers under this program representing approximately 26% of our phosphate volume.

Liquidity and Capital Resources

Overview

        Subsequent to March 31, 2010, we used a significant portion of our cash and cash equivalents to finance the acquisition of Terra and pay related fees and expenses. We also incurred a significant amount of debt in connection with the transaction. See "Acquisition of Terra Industries Inc. and Other Subsequent Events" and "Debt" within this discussion and analysis.

        Our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are for operating costs, working capital, capital expenditures, debt service requirements, investments and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business. Under our short-term investment policy, we invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of March 31, 2010, we had cash and cash equivalents of $1,010.5 million, short-term investments of $25.2 million and a $282.5 million current liability attributable to customer advances related to cash deposits received under our FPP. Short-term investments held at March 31, 2010 consisted of U.S. Treasury Bills with original maturities between three and nine months that are

CF INDUSTRIES HOLDINGS, INC.

reported at fair value. As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million and a $159.5 million current liability attributable to customer advances. See the section titled "Acquisition of Terra Industries Inc. and Other Subsequent Events" later in this discussion and analysis for a description of certain subsequent events that occurred after March 31, 2010.

Investments in Auction Rate Securities

        As of March 31, 2010, our investments in auction rate securities were reported at their fair value of $133.0 million, after reflecting a $3.4 million unrealized holding loss against a par value of $136.4 million. These securities were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. The underlying securities have stated maturities that range up to 37 years. At December 31, 2009, our investments in auction rate securities totaled $133.9 million, after reflecting a $4.5 million unrealized holding loss against a par value of $138.4 million.

        Because the traditional auction process for auction rate securities has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first quarter of 2010, $2.0 million of auction rate securities have been either sold or redeemed at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        Due to the continued failure of the auction process, market valuations are no longer observable and we have classified these investments as Level 3 securities (those measured using significant unobservable inputs). As disclosed in Note 5 to our unaudited consolidated financial statements, supplemental disclosures are required regarding assets that are measured at fair value on a recurring basis. These investments in auction rate securities represent approximately 11% of the group of assets that are measured at fair value on a recurring basis.

        We completed a valuation of these investments at March 31, 2010. The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. These models take into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we reduced the unrealized holding loss recorded at December 31, 2009 by $1.1 million. After reflecting these adjustments, the remaining unrealized holding loss against the cost basis in the investments at March 31, 2010 was $3.4 million. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 5 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities. The unrealized holding loss that has been reported in other comprehensive income is included in the net $133.0 million investment balance in auction rate securities. At March 31, 2010, these investments have been classified as noncurrent on our consolidated balance sheet, based on market conditions and our judgment regarding the period of time that may elapse until the traditional auction process resumes, or other effective market trading mechanisms develop.

CF INDUSTRIES HOLDINGS, INC.

        The model we used to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.8 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

Debt

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.9 million as of March 31, 2010 compared to $4.7 million as of December 31, 2009.

        As discussed above, subsequent to March 31, 2010, we incurred a significant amount of debt to finance the acquisition of Terra and pay related fees and expenses. See "Acquisition of Terra Industries Inc. and Other Subsequent Events." We also terminated and replaced our $250 million revolving credit facility. The description of our debt below describes our revolving credit facilities and outstanding indebtedness subsequent to the Terra acquisition.

        We have a revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of April 30, 2010, $482.9 million was available for borrowing under the revolving credit facility, reflecting $17.1 million of outstanding letters of credit and no outstanding borrowings thereunder.

        TNLP has a revolving credit facility which is available for borrowings only by TNLP of up to $50 million at any time outstanding. In connection with the Terra acquisition, on April 2, 2010, TNLP entered into a waiver with the lenders under the TNLP facility. The waiver provides for the waiver of the "change of control" event of default that would have resulted from the acquisition of Terra. The waiver is effective through July 1, 2010. We are currently considering options to replace the TNLP facility. There can be no assurance, however, that the TNLP facility can be replaced on terms acceptable to us or at all. As of April 30, 2010, no amounts were outstanding under the TNLP facility.

        As of April 30, 2010, we had $1.2 billion of borrowing outstanding under our senior secured term loan facility and $1.6 billion of outstanding senior notes. The term loan facility has a 5-year maturity. Interest is charged based on one of two alternatives available to us, both of which involve a base rate (with a minimum level) that may vary, plus an applicable margin. Principal amortization on the term loan facility is 1% annually. Our senior notes were issued in two series of equal amounts of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        As of April 30, 2010, approximately $12.5 million of notes issued by Terra Capital, Inc. (Terra Capital), a subsidiary of Terra, and guaranteed by Terra and certain of its U.S. subsidiaries, were outstanding.

CF INDUSTRIES HOLDINGS, INC.

        Notes payable by CFL to its noncontrolling interest holder with respect to advances, were $4.8 million as of April 30, 2010.

        See Note 15 to our unaudited consolidated financial statements for additional information regarding our outstanding indebtedness.

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

        Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of March 31, 2010 and December 31, 2009, we had approximately $282.5 million and $159.5 million, respectively, in customer advances on our consolidated balance sheet. As of March 31, 2010 and December 31, 2009, we had approximately 1.1 million tons and 1.4 million tons, respectively, of nitrogen and phosphate product committed to be sold under the FPP. Most of this product was scheduled to ship within the next five months. As of March 31, 2009, we had approximately 1.2 million tons of nitrogen and phosphate product committed to be sold under this program.

        While customer advances were a significant source of liquidity in the three months ended March 31, 2010 and 2009, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. Compared to higher historical levels, the lower level of forward orders as of March 31, 2010 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Since we generally match fixed price gas commitments to our nitrogen FPP orders, a lower level of FPP orders can result in a lower level of fixed price natural gas and, therefore, increased exposure of our nitrogen fertilizer margins to changes in both fertilizer prices and natural gas prices.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. However, there was no significant impact from such transactions during the first three months of 2010.

CF INDUSTRIES HOLDINGS, INC.

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

        As of March 31, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $8.3 million. There was no cash collateral on deposit with counterparties for derivative contracts at March 31, 2010. If we had failed to meet all credit risk contingent thresholds as of March 31, 2010, we could have been required to post up to $8.3 million of collateral with derivative counterparties.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We made annual contributions of $3.7 million and $7.5 million in February of 2010 and 2009, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack system upon closure.

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

CF INDUSTRIES HOLDINGS, INC.

        We may be subject to additional financial assurance requirements in connection with the enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet a specified financial test and/or contribute cash or other qualifying assets to a trust designated to fund closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiation with the United States Department of Justice and the United States Environmental Protection Agency on this aspect as well as all other aspects of the enforcement initiative. Consequently, we cannot predict the ultimate outcome of this matter or its impact on future cash flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2009 Annual Report on Form 10-K for additional information on financial assurance requirements.

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

        We contributed approximately $0.3 million to our pension plans in the three months ended March 31, 2010. We expect to contribute an additional $9.3 million to our pension plans during the remainder of 2010.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the three months ended March 31, 2010 was $47.5 million compared to $292.3 million in the same period of 2009. The $244.8 million decrease in cash provided by operating activities in the three months ended March 31, 2010 was due primarily to a $203.3 increase in working capital and a decrease in net earnings. During the first three months of 2010, increased cash requirements to finance working capital related primarily to a $78.8 million increase in inventories. Total product inventories in the nitrogen and phosphate segments increased by $69.0 million and $11.7 million, respectively, at March 31, 2010 compared to December 31, 2009. Of the total increase, approximately 77% was due to higher quantities held and approximately 23% was due to higher per-unit manufacturing costs. The increases related primarily to ammonia, urea and UAN fertilizer inventories.

Investing Activities

        Net cash provided by investing activities was $302.2 million for the three months ended March 31, 2010 compared to $108.6 million used in investing activities in the three months ended March 31, 2009. The $410.8 million increase in cash provided by investing activities was due primarily to the sale of investments made in marketable equity securities of Terra in connection with our 2009 proposals to acquire Terra as well as net sales of short-term investments. Net sales of short-term investments and redemptions of auction rate securities were $161.6 million during the first three months of 2010

CF INDUSTRIES HOLDINGS, INC.

compared to net purchases of $32.0 million during the same period of 2009. See the "Liquidity and Capital Resources" section of this discussion and analysis for additional information concerning auction rate securities. Net cash expended for the purchase of property, plant and equipment decreased by $46.1 million in the first three months of 2010 to $23.0 million. As previously discussed, we made annual contributions of $3.7 million in February of 2010 and $7.5 million in February of 2009 to our asset retirement obligation escrow account.

Financing Activities

        Net cash used in financing activities was $36.2 million in the three months ended March 31, 2010 compared to $4.5 million used in the same period of 2009. The $31.7 million increase in cash used in financing activities was due primarily to $32.1 million of debt issuance costs. See the "Acquisition of Terra Industries Inc. and Other Subsequent Events" section of this discussion and analysis for additional information.

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2010:

	Payments Due by Period
	Remainder of 2010	2011	2012	2013	2014	After 2014	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Notes payable(2)	—	4.9	—	—	—	—	4.9
Interest payments on long-term debt and notes payable(1)	0.1	0.2	—	—	—	—	0.3
Other Obligations
Operating leases	22.6	14.2	8.8	4.5	3.5	7.8	61.4
Equipment purchases and plant improvements	32.9	15.3	22.6	—	—	—	70.8
Transportation(3)	40.3	23.9	13.2	13.6	14.0	165.3	270.3
Purchase obligations(4)(5)	199.6	74.2	2.5	1.0	0.9	2.0	280.2
Keytrade Commerical Agreement(6)	2.1	2.8	2.1	—	—	—	7.0
Contributions to Pension Plans(7)	9.3	—	—	—	—	—	9.3

Total(8)	$306.9	$135.5	$49.2	$19.1	$18.4	$175.1	$704.2

(1)
Based on debt balances and interest rates as of March 31, 2010.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2010 and actual operating rates and prices may differ.

CF INDUSTRIES HOLDINGS, INC.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at March 31, 2010. Also includes minimum commitments to purchase ammonia, urea and phosphate fertilizers for resale and ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of March 31, 2010 and actual prices may differ. Liquid markets exist for the possible resale of the natural gas, ammonia and urea purchased for resale, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(5)
Purchase obligations do not include any amounts related to our financial hedges (i.e. swaps) associated with natural gas purchases.

(6)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(7)
Represents the contributions we expect to make to our pension plans during the remainder of 2010. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Excludes $93.6 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 9 to our unaudited consolidated financial statements included in this Form 10-Q and Note 12 to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, for further discussion of these unrecognized tax benefits.

Acquisition of Terra Industries Inc. and Other Subsequent Events

        During 2009, we made a number of proposals to acquire Terra. In connection with these proposals, we acquired approximately 7.0 million shares of Terra common stock, of which we continued to hold approximately 5.0 million shares as of December 31, 2009. In January 2010, after Terra rejected our December 2009 proposal, we announced that we were withdrawing our proposal to acquire Terra and sold approximately 5.0 million shares of Terra common stock. We received proceeds of $167.1 million and reported a pre-tax gain of $28.3 million on the sale of the Terra shares in the first quarter of 2010.

        On February 15, 2010, Terra and Yara announced that on February 12, 2010, they had entered into an agreement and plan of merger (Yara/Terra merger agreement) pursuant to which Yara would acquire Terra. The Yara/Terra merger agreement allowed Terra to terminate the agreement to accept a "superior proposal" (as defined in the Yara/Terra merger agreement) subject to certain conditions, including the payment of a cash termination fee of $123.0 million to Yara.

        On March 2, 2010, we announced a new offer to acquire Terra, and on March 5, 2010, we commenced an exchange offer to acquire all of Terra's outstanding common stock for consideration consisting of $37.15 in cash and 0.0953 of a share of CF Holdings common stock per share of Terra common stock. On March 10, 2010, Terra announced that the Terra board of directors had determined that our offer constituted a "superior proposal" under the terms of the Yara/Terra merger agreement, and on March 12, 2010, after complying with the procedures to terminate the Yara/Terra merger agreement, Terra entered into a definitive merger agreement with CF Holdings, which provided for the acquisition of Terra by means of an exchange offer followed by a second-step merger (the CF/Terra merger agreement). Under the terms of the CF/Terra merger agreement, in March 2010, we paid (on behalf of Terra) the $123.0 million termination fee due to Yara.

        On March 11, 2010, Agrium announced that it would no longer pursue an acquisition of CF Holdings.

CF INDUSTRIES HOLDINGS, INC.

        On April 5, 2010, following the initial expiration of the exchange offer, we acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, we completed the second-step merger in which one of our subsidiaries merged with and into Terra and Terra became an indirect wholly-owned subsidiary of CF Holdings. In the exchange offer and second-step merger, CF Holdings issued an aggregate of 9.5 million shares of its common stock and paid an aggregate of $3.7 billion in cash to acquire 100% of Terra's common stock.

        Total cash requirements in connection with the acquisition of Terra were approximately $4.9 billion, consisting primarily of the cash consideration for the Terra Industries Inc. common stock and stock-based awards. This amount also includes approximately $765.0 million on account of the redemption of the outstanding 7.75% senior notes due 2019 of Terra subsidiary Terra Capital in connection with the second-step merger, and estimated transaction costs, including fees and expenses relating to the exchange offer, the second-step merger and the acquisition financing arrangements. We funded the cash requirements for the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings in connection with the Terra acquisition. As of March 31, 2010, we had cash and cash equivalents of $1,010.5 million and Terra had cash and cash equivalents of $635.6 million.

        On April 21, 2010, the Company completed a public offering of approximately 12.9 million shares of common stock at a public offering price of $89.00 per share. The net proceeds from the offering were used to repay a portion of the senior secured bridge facility.

        On April 23, 2010, CF Industries, Inc. completed a public offering of senior notes in an aggregate principle amount of $1.6 billion. Approximately $645.0 million of the net proceeds of the offering were used to repay in full the outstanding borrowings under the $1.75 billion senior secured bridge facility. We also used the net proceeds from the offering to repay approximately $660.0 million of the senior secured term loan facility, and we are required to use the remaining net proceeds from the offering, subject to reduction for certain amounts paid in connection with the acquisition of Terra, to repay outstanding borrowing under the senior secured term loan facility.

        As a result of the April 5, 2010 acquisition of Terra, beginning with the second quarter of 2010 our consolidated results will include Terra's results. We have not completed detailed valuation analyses necessary to determine the fair market values of the Terra assets acquired and liabilities assumed, any related income tax effects, or the supplemental pro forma historical information. It is expected that an increase in the recorded book value of property, plant and equipment and equity investments and/or the identification of certain finite-lived intangible assets and the resulting additional depreciation or amortization will occur under the provisions of ASC Topic 805—Business Combinations upon the completion of the detailed valuation analyses. We expect to finalize the acquisition accounting related to the transaction during 2010.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to three years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic

CF INDUSTRIES HOLDINGS, INC.

annual renewal provisions thereafter unless canceled by either party. See Note 25 to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in our Current Report on Form 8-K filed with the SEC on April 15, 2010. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first quarter of 2010.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that were either recently adopted or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities (ASU No. 2009-17). This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar rights). The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers, and to disclose separately certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years

CF INDUSTRIES HOLDINGS, INC.

beginning after December 15, 2010. We adopted the effective portions of this standard as of March 31, 2010. The adoption of the effective portions of this standard did not have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued a standard that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements (ASU No. 2010-09). Generally, this standard was effective immediately upon issuance. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor- specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We have not yet determined the impact of this standard on our consolidated financial statements.

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative-effect adjustment to beginning retained earnings. We have not yet determined the impact of this standard on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        This Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A of this Form 10-Q. Such factors include, among others:

  •
  our ability to integrate the businesses of CF Industries and Terra promptly and effectively and to achieve the cost savings and synergies we anticipate from the Terra acquisition within the expected time frame or at all;

  •
  the potential for disruption from the Terra acquisition to make it more difficult for us to maintain relationships with customers, employees or suppliers;

  •
  the volatile cost of natural gas in the areas where our production facilities are principally located;

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

  •
  the impact of changing market conditions on our FPP;

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  the reliance of our operations on a limited number of key facilities and the significant risks and hazards against which we may not be fully insured;

  •
  reliance on third party transportation providers;

  •
  risks associated with joint ventures;

CF INDUSTRIES HOLDINGS, INC.

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

  •
  future regulatory restrictions and requirements related to GHG emissions, climate change or other environmental requirements;

  •
  acts of terrorism and regulations to combat terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  risks associated with international operations;

  •
  losses on our investments in securities;

  •
  deterioration of global market and economic conditions;

  •
  our substantial indebtedness and the limitations on our operations imposed by the terms of our indebtedness;

  •
  our ability to comply with the covenants under our indebtedness and to make payments under such indebtedness when due;

  •
  potential inability to refinance our indebtedness in connection with any change of control affecting us; and

  •
  loss of key members of management and professional staff.

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in the valuation of our investments, interest rates, foreign currency exchange rates and commodity prices. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report on Form 10-K for additional information on market risk.

Investments in Auction Rate Securities

        As of March 31, 2010, we had $133.0 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at March 31, 2010 was $3.4 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $133.0 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.8 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.4 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of March 31, 2010, we had notes payable of approximately $4.9 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $49,000 change in pre-tax income on an annual basis.

        In connection with the Terra acquisition, subsequent to March 31, 2010, we entered into new credit facilities. For further discussion of our Terra acquisition and new credit facility see Note 15 and Note 22 to our unaudited consolidated financial statements. As of April 30, 2010, we had approximately $1.2 billion outstanding under our senior secured term loan facility that had a floating interest rate. A 100 basis point change in interest rates on our senior secured term loans would result in a $12.0 million change in pre-tax income on an annual basis. The new senior secured revolving credit facility also bears a current market rate of interest such that we are subject to interest rate risk on borrowings under this facility. As of April 30, 2010, there were no borrowings under this facility.

        As of March 31, 2010, we had short-term investments of $25.2 million consisting primarily of available-for-sale U.S. Treasury Bills with original maturity dates between three and nine months. A 100

CF INDUSTRIES HOLDINGS, INC.

basis point change in the average rate of interest earned on these short-term investments would result in a $250,000 change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of March 31, 2010. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this standard, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of March 31, 2010 and December 31, 2009, we had open derivative contracts for 5.6 million MMBtus and 11.0 million MMBtus, respectively, of natural gas, a substantial portion of which related to sales that had been contracted to be sold through our FPP. For the three months ended March 31, 2010, we used derivatives to cover approximately 40% of our natural gas consumption at Donaldsonville and approximately 37% of our two-thirds share of gas consumption at Medicine Hat. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $5.6 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished

CF INDUSTRIES HOLDINGS, INC.

products, but there can be no guarantee that significant increases in input prices can always be recovered. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also purchase ammonia, urea, UAN and phosphate fertilizers to augment or replace production at our facilities.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Beginning in March 2009, purported shareholders of the Company commenced a consolidated putative class action in the Delaware Court of Chancery, captioned In re CF Industries Shareholder Litigation, against the Company and the members of its Board of Directors. The suit alleged, among other things, that the members of the Company's Board of Directors breached their fiduciary duties by their actions in connection with the rejection of the unsolicited proposal by Agrium to acquire CF Holdings. The suit also asserted claims in connection with the Company's proposed business combination with Terra. On March 24, 2010, following Agrium's announcement that it was abandoning its unsolicited offer to acquire the Company, the Delaware Court of Chancery dismissed the case with prejudice.

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries, Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiffs' motion for partial summary judgment. The defendants believe that the lawsuit is without merit and intend to defend against it vigorously.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries, Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiffs filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants believe that the lawsuit is without merit and intend to defend against it vigorously.

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of our common stock.

Uncertainties exist in integrating the business and operations of CF Industries and Terra.

        We intend to integrate Terra's operations with those of CF Industries. The integration of two companies as large as CF Industries and Terra is a complex process, and we may encounter substantial difficulties integrating Terra's operations with CF Industries' operations. Any difficulties in integrating the two companies could result in a delay or the failure to achieve the anticipated benefits and synergies of the acquisition by CF Industries of Terra, or the Terra acquisition, and, therefore, the

CF INDUSTRIES HOLDINGS, INC.

expected cost savings. Additionally, these cost savings may be less than we currently expect, or may not be realized. The difficulties of integrating Terra's operations with those of CF Industries include, among other things:

  •
  possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Terra and CF Industries;

  •
  the complexities of integrating the business and operations of Terra with those of CF Industries, including as a result of the use of different accounting and reporting systems;

  •
  the limited opportunity prior to the consummation of the acquisition to work with Terra management to develop an integration plan;

  •
  the increased scope, geographic diversity and complexity of our operations;

  •
  exposure to unanticipated costs, expenses or liabilities, including as a result of the limited opportunity we were given prior to entering into the merger agreement with Terra to conduct due diligence on Terra and its business, operations and financial condition;

  •
  the consummation of the Terra acquisition shortly before the fiscal quarter that historically has been one of our and Terra's busiest and most profitable quarters and the potential disruptions that may occur as a result of the timing of the consummation of the acquisition;

  •
  the retention of existing customers and attraction of new customers;

  •
  the retention of key employees;

  •
  the consolidation of corporate and administrative infrastructures;

  •
  the diversion of management's attention from ongoing business concerns; and

  •
  the possibility of tax costs or inefficiencies associated with the integration of the operations of the combined company.

Our business is dependent on natural gas, which is subject to a high level of price volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN, AN and other nitrogen products. Natural gas comprises a significant portion of the total cost of our nitrogen fertilizers.

        Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. The price of natural gas in North America is highly volatile. During 2009, the median daily price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, exceeded $5.60 per MMBtu at the beginning of the year, reached a low of $1.85 per MMBtu on September 5, 2009, and escalated to a high of $6.00 per MMBtu on December 30, 2009. The market price of natural gas in North America is also generally higher than the price of natural gas in certain other major fertilizer-producing regions, including the Middle East and Trinidad. In addition to having access to lower-priced natural gas, some of our competitors may also benefit from fixed-price natural gas contracts, which may be linked directly to the market price of the nitrogen fertilizer being manufactured. Recent declines in the price of North American natural gas have been driven, in part, by the development of new sources of natural gas for the North American market, including, "unconventional" sources, such as shale gas, exploration and development of new natural gas fields and natural gas imports in the form of liquid natural gas. Any limitation on these sources of natural gas as a result of the environmental concerns some have raised with the development of new natural gas fields

CF INDUSTRIES HOLDINGS, INC.

or the techniques used to produce shale gas or otherwise could cause the price of natural gas in North America to rise significantly. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas in the future may be higher than prices paid by producers in certain other fertilizer-producing regions of the world, which may make it more difficult for us to compete against these producers.

        Our production facilities outside North America, particularly those in the United Kingdom, are, like those in North America, also subject to high natural gas prices relative to those in certain other major fertilizer-producing regions and to significant natural gas price volatility.

        We may not be able to pass along higher operating costs to our customers in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower product production. If market prices for our products are below our cost of production due to the high cost of natural gas, we may shift our sourcing of nitrogen fertilizers from manufactured to purchased products. We have previously idled one or more of our plants in response to high natural gas prices and may do so again in the future. During late 2005 and early 2006, for example, we curtailed production of fertilizers at the CF Industries Donaldsonville complex for this reason.

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

CF INDUSTRIES HOLDINGS, INC.

continue. In light of this industry consolidation, our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard, or RFS, encourages continued high levels of corn-based ethanol production, a growing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

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

        Weather conditions or, in certain cases, weather forecasts, can also dramatically affect the price of natural gas, our principal raw material used to make nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the natural gas demand for residential use. In addition, hurricanes affecting the gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

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

        During 2009, three customers—CHS Inc., or CHS; Gavilon Fertilizer LLC, or Gavilon; and GROWMARK, Inc., or GROWMARK; made combined fertilizer purchases of approximately $1,121 million from us, representing approximately 43% of our total net sales. We have entered into a multi-year supply contract with CHS that expires on June 30, 2010 and contracts with GROWMARK and Gavilon that both expire on June 30, 2013. CHS has informed us they do not intend to renew the multi-year supply contract upon its expiration. Since becoming a public company in 2005, we have diversified our customer base. However, we continue to depend on these three customers for a significant portion of our sales and may have less flexibility than some of our competitors to seek profitable sales to other customers. A substantial change in purchasing decisions by any or all of these customers could have a material adverse effect on our business.

A change in the use of the Forward Pricing Program, or FPP, by our customers could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

        In mid-2003, we implemented our FPP, through which we offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. This improves our liquidity due to the cash payments received from customers in advance of shipment of the product and allows us to improve our production scheduling and planning and the utilization of our manufacturing assets.

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

        The FPP is less effective at reducing our exposure to fluctuations in our profit margins in circumstances where we purchase the fertilizer product from third parties for resale, rather than manufacture the product at one of our facilities. For example, during periods of high natural gas costs, we may decide to curtail production at our facilities and increase our purchases of fertilizer products originating from offshore, lower-cost producers for resale to our customers. Because it is generally not feasible to purchase fertilizer products from these third parties on a forward basis or match purchased quantities with specific order quantities, we may not be able to fix our profit margins effectively on fertilizer products that we buy for resale under our FPP. One method we use to reduce our margin exposure on sales of purchased products under the program is to purchase the required fertilizer products in advance of the specified delivery date. However, in such circumstances we may be required to buy and store the product sooner and in greater quantities than if produced, thereby reducing the liquidity benefits otherwise associated with the FPP. It also may not be feasible to purchase sufficient quantities of fertilizer in advance of the specified delivery dates at known, acceptable prices. An increase in our purchases of fertilizer products for resale to our customers may increase our exposure to fluctuating profit margins on the purchased products and could have a material adverse affect on our operating results, liquidity and financial condition.

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

CF INDUSTRIES HOLDINGS, INC.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage commodity price risk for our businesses as a whole. Although we implemented risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk, and adverse changes involving volatility, adverse correlation of commodity prices and the liquidity of markets might still adversely affect earnings and cash flows, as well as the balance sheet under applicable accounting rules, even if risks have been identified. Our ability to manage exposure to commodity price risk in the purchase of natural gas through the use of financial derivatives may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

        In order to manage financial exposure to commodity price and market fluctuations, we utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts (including forward contracts under the FPP), futures, financial swaps and option contracts traded in the over-the-counter, or OTC, markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist.

        In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. The credit and economic crisis that started in 2008 impacted a number of financial institutions, some of which participate as counterparties to our natural gas swaps. We monitor the swap portfolio and credit quality of our counterparties and adjust the level of activity we conduct with any one counterparty as necessary. We also manage the credit risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on derivative settlements.

        Federal legislation is also under consideration that could add substantial regulation to derivatives markets, with emphasis on OTC derivatives, which could adversely affect our business. Some of the most stringent legislation proposed would require most market participants to utilize a formal exchange for these transactions. Utilizing a formal exchange requires gains or losses on derivatives to be settled daily with the exchange. Transacting derivatives over-the-counter rather than through an exchange enables us to take advantage of favorable credit lines provided by our counterparties. Through these credit lines, we are not required to post collateral on our derivatives unless their value surpasses an established threshold. If we were forced to utilize an exchange, the cost of utilizing derivatives could increase, which would adversely affect our cost of operations and could negatively impact our liquidity.

CF INDUSTRIES HOLDINGS, INC.

Our operations are reliant on a limited number of key facilities that involve significant risks and hazards against which we may not be fully insured.

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and they may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. For example:

  •
  an explosion in 1994 at the Port Neal, Iowa facility required Terra to rebuild nearly the entire facility;

  •
  over the course of the past few years, we have been involved in numerous property damage and personal injury lawsuits arising out of a hydrogen explosion at the CF Industries Donaldsonville facility in 2000, in which three people died and several others were injured;

  •
  the Point Lisas facility experienced four weeks of unplanned outages during the 2006 third quarter to accommodate repairs to failing heat exchangers, and, because the repairs were successful, thereafter operated at only about 80% of capacity until replacement exchangers were installed by Terra in early 2007; and

  •
  a fire in early 2008 at the Medicine Hat, Alberta facility required us to shut down the facility for approximately one month and, as a result, Viterra Inc., our partner in Canadian Fertilizers Limited, or CFL, initiated a lawsuit against us seeking damages alleging that it was forced to acquire fertilizer in the open market to fulfill its commitments at prices greater than it would have paid to CFL.

        The potential impact on us of these types of events is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on the CF Industries Donaldsonville facility, the CFL joint venture's nitrogen fertilizer complex in Medicine Hat, Alberta and the Terra production facilities. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. The suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments under our FPP, and could have a material adverse effect on our business. In addition, a number of our key facilities, including the CF Industries Donaldsonville facility, the Terra Donaldsonville facility and all of our phosphate operations, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf of Mexico region.

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

CF INDUSTRIES HOLDINGS, INC.

deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.

We rely on third party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars from rail car owners in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        If we are delayed or are unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and/or cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and results of operations.

        The railroad industry has initiated various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard, or TIH, materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board, or STB, issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads.

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

        We participate in joint ventures with third parties, including CFL (which owns our facility in Medicine Hat, Alberta), Point Lisas (which owns our facility in Trinidad), GrowHow (which owns our facilities in Billingham and Ince, United Kingdom) and Keytrade AG, or Keytrade. Our joint venture partners may have shared or majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities

CF INDUSTRIES HOLDINGS, INC.

and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

        In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.

Expansion of our business may result in unanticipated adverse consequences.

        We routinely consider possible expansions of our business, both domestically and in foreign locations. Major investments in our business, including as a result of acquisitions, partnerships, joint ventures or other major investments require significant managerial resources, which may be diverted from our other activities and may impair the operation of our businesses. The risks of any expansion of our business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures or other investments.

We are subject to numerous environmental and health and safety laws and regulations, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States, Canada, the United Kingdom and Trinidad, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; and the cleanup of hazardous substance releases. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

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

CF INDUSTRIES HOLDINGS, INC.

laws and regulations, whether caused by violations of environmental and health and safety laws by us or other chemical fertilizer companies or otherwise, may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

        In October 2007, Terra received a request for information from the United States Environmental Protection Agency, or EPA, pursuant to Section 114 of the Clean Air Act with respect to its nitric acid plant at Port Neal, Iowa. Subsequently, Terra proposed to the EPA to resolve a number of potential Clean Air Act violations associated with historical modifications at all nine of its nitric acid plants. Terra and the EPA have been engaged in negotiations since May 2008 with respect to a proposed consent decree that, if finalized, will require Terra to achieve compliance with significantly lower nitrogen oxide emission standards. Terra has projected that compliance with these emission limits (which have been agreed to in principle by Terra and the EPA) will require new or upgraded selective catalytic reduction systems and continuous emission monitors, at an estimated cost of $17 million over five years. Terra's capital budgets through 2012 include projected costs associated with the upgrades required by the anticipated consent decree. Terra and the EPA are continuing to negotiate the final terms of the consent decree to resolve this matter.

        We have liability as a "potentially responsible party" at certain sites under certain environmental remediation laws, and have also been subject to related claims by private parties alleging property damage and possible personal injury arising from contamination relating to active as well as discontinued operations. We may be subject to additional liability or additional claims in the future. Some of these matters may require significant expenditures for investigation and/or cleanup or other costs.

        From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. Although, to date, our costs to resolve these liabilities have not been material, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

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

CF INDUSTRIES HOLDINGS, INC.

        We may be subject to additional financial assurance requirements in connection with an enforcement initiative concerning compliance with RCRA at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet specified financial tests and/or contribute cash or other qualifying assets into a trust designated to be used for closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiations with the United States Department of Justice and the EPA on this aspect as well as other aspects of the enforcement initiative.

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

        As of December 31, 2009, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 46 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 13 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 34 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

        There have been increased initiatives by various parties to legislate and/or regulate carbon emissions, including carbon dioxide. Our nitrogen operations produce substantial quantities of carbon dioxide in the chemical reactions that are necessary to produce anhydrous ammonia.

        Pursuant to the Kyoto Protocol, Canada and the United Kingdom have committed to reducing greenhouse gas, or GHG, emissions, and the United Kingdom has adopted GHG-related additional measures to, among other things, implement the European Union Greenhouse Gas Emission Trading System. Terra's U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require purchase of CO2 emissions allowances. The steam boilers at each of Terra's U.K. sites are also subject to the European Union Emissions Trading Scheme. In Canada, Terra is required to conduct an annual review of its operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Presently there are no specific GHG emissions reduction targets that have been set by the federal or provincial governments. Ontario has also joined the Western Climate Initiative, comprised of several states in the Western U.S. and several Canadian provinces, which intends to establish a cap and trade regime for the trading of GHG credits within the regional area (ostensibly commencing in 2012).

        In the United States, it is possible that GHG emissions will be limited through federal legislation and/or regulatory action. In June 2009, the American Clean Energy and Security Act was passed by the U.S. House of Representatives. This legislation would establish an economy-wide cap and trade system for carbon emissions commencing in 2012. Emitters of GHGs would be required to have allowances to offset their GHG emissions and, over time, the cap on aggregate GHG emissions would decline. Similar legislation was introduced in the U.S. Senate in September 2009. The fertilizer industry likely would be affected by such a cap and trade system due to anticipated increases in the cost of natural gas fuel and feedstock resulting from its implementation and due to the cost of emission allowances. In addition, cap and trade proposals would likely increase the cost of electricity we use. At this time, we cannot predict whether legislation imposing limits on GHG emissions in the United States will be enacted.

        The Greenhouse Gas Mandatory Reporting Rule promulgated by the EPA requires our facilities in Donaldsonville, Louisiana and Plant City, Florida, as well as all of Terra's former facilities, to monitor emissions beginning on January 1, 2010 and begin reporting on the previous year's emissions annually starting in 2011. In addition to the GHG reporting rule, which directly affects our facilities, the EPA has issued or proposed other regulations which could eventually impact us, including potentially applying the Clean Air Act to regulate GHGs.

        The state of Iowa requires major air emissions sources to report GHG emissions as part of annual air emissions inventory reports. Terra's Port Neal, Iowa plant is subject to this obligation. None of the other state governments in Florida, Louisiana, Mississippi or Oklahoma, where our U.S. production facilities are located, has proposed regulations on GHG emissions. However, coalitions of states in the Northeast, Midwest (including Iowa) and West (as noted above) are working together to develop regional GHG emission reduction programs and several states (the most noteworthy of which is California) are developing regulatory programs on their own.

        Federal and/or state regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to

CF INDUSTRIES HOLDINGS, INC.

make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent climate change restrictions imposed in countries where our competitors operate are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a federal district court judge on November 16, 2009. Pursuant to the consent decree, on January 26, 2010, the EPA proposed numeric criteria (to replace narrative standards) for nitrogen and phosphorous in lakes and inland flowing waters. The EPA intends to adopt numeric water quality standards for these waters by October 2010. Pursuant to the consent decree, the EPA is also required to propose and adopt numeric criteria for nitrogen and phosphorous in coastal and estuarine water bodies in 2011. The proposed numeric water quality criteria are substantially lower than water quality criteria developed on a case-by-case basis. In addition, on September 30, 2009, the EPA proposed a Total Maximum Daily Load, or TMDL, for certain bodies of water within the Charlotte Harbor and Peace River watersheds. The proposed TMDL specifies a zero nutrient load from all National Pollutant Discharge Elimination System, or NPDES, dischargers within these watersheds, including our NPDES discharge associated with our mining operation in Hardee County.

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

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our plants and ancillary facilities may be targets of terrorist activities. Many of these plants and facilities store significant quantities of ammonia and other items that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations. In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and/or reduced profit margins. We manufacture and sell AN in the United States and, through our GrowHow joint venture, in the United Kingdom. AN can be used as an explosive and was used in the Oklahoma City bombing in April 1995. It is possible that the U.S. or U.K. governments could impose limitations on the use, sale or distribution of AN, thereby limiting our ability to manufacture or sell that product.

CF INDUSTRIES HOLDINGS, INC.

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

We are subject to risks associated with international operations.

        Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2009, we derived approximately 15% of our net sales on a pro forma basis giving effect to the Terra acquisition from outside of the United States. Our business operations include a 50% interest in an ammonia production joint venture in Trinidad and a 50% interest in a U.K. joint venture for the production of ammonia. We are also evaluating development of a new nitrogen fertilizer manufacturing facility in Peru.

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

        At December 31, 2009, we held investments of $133.9 million in tax-exempt auction rate securities. These securities were issued by various state and local government entities and are all supported by student loans that were primarily issued under the Federal Family Loan Program. These auction rate securities have stated maturities that range up to 38 years, and the underlying securities are guaranteed by entities affiliated with governmental entities. In February 2008, the market for these securities began to show signs of illiquidity and auctions for several securities failed on their scheduled auction dates. As a result, we continue to hold investments in certain of these securities. These investments, for which auctions have failed, are no longer liquid, and we will not be able to access these funds until such time as an auction of these investments is successful or a buyer is found outside of the auction process.

        Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments which could have a material adverse effect on our business, results of operations, liquidity or financial condition.

CF INDUSTRIES HOLDINGS, INC.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

        A continued slowdown of, or persistent weakness in, economic activity caused by the current recession could adversely affect our business in the following ways, among others: conditions in the current credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; the failure of certain key suppliers or derivative counterparties could increase our exposure to disruptions in supply or to financial losses; and the continuation of both the volatility of interest rates and negative market returns could result in increased expense and greater contributions to our defined benefit plans. We have experienced declining demand and falling prices for some of our products due to our customers' reluctance to replenish inventories. Industrial demand for ammonia, for example, has remained relatively weak as the economy has struggled to recover. The overall impact of the global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

Our substantial indebtedness, and covenant restrictions under our indebtedness, could adversely affect our operations and liquidity.

        We historically operated with very limited indebtedness, but incurred substantial indebtedness to finance the Terra acquisition. Our increased indebtedness could have important consequences for our business in adversely affecting our operations and liquidity, and we may not be able to reduce our financial leverage when we choose to do so. Our substantial indebtedness could, among other things:

  •
  make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions, because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

  •
  cause us to use a portion of our cash flow from operations for debt service, reducing the availability of cash to fund working capital and capital expenditures, research and development and other business activities;

  •
  cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

  •
  cause us to be more vulnerable to general adverse economic and industry conditions;

  •
  cause us to be disadvantaged compared to competitors with less leverage;

  •
  result in a downgrade in our credit rating or that of our indebtedness which could increase the cost of further borrowings; and

  •
  limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.

        The terms of our indebtedness include covenants restricting our ability to finance our future operations and capital needs and to engage in other business activities, including, among other things, making investments and conducting asset dispositions.

If we are unable to comply with restrictions in the credit facilities, or debt incurred in replacement thereof, including the senior notes, the indebtedness thereunder could be accelerated.

        The agreements governing the credit facilities, and agreements governing debt we may incur in replacement thereof, including the senior notes, impose or will impose restrictions on us and require

CF INDUSTRIES HOLDINGS, INC.

certain payments of principal and interest over time. A failure to comply with these restrictions or to make these payments could lead to an event of default that could result in an acceleration of the related indebtedness. We cannot make any assurances that our future operating results will be sufficient to ensure compliance with the covenants in our agreements or to remedy any such default. In the event of an acceleration of this indebtedness, we may not have or be able to obtain sufficient funds to make any accelerated payments.

We may be unable to refinance our debt upon a change of control.

        In the event that we experience an event constituting a change of control, we may need to refinance large amounts of debt. In particular, a "change of control" (as defined for purposes of the credit facilities and the term loan facility) would constitute an event of default under the credit facilities. We may not be able to replace the credit facilities on terms equal to or more favorable than the current terms if the commitments are terminated and the loans are repaid under the credit facilities upon an event of default. We expect that the indenture governing the senior notes would require that, if a change of control (as defined for purposes of the indenture) occurs, we offer to buy back the senior notes for a price equal to 101% of the debt securities' principal amount plus any interest that has accrued and remains unpaid as of the repurchase date. There can be no assurance that there would be sufficient funds available for any repurchases that could be required by a change of control.

Following the Terra acquisition, we will depend on our senior management team and other key employees to successfully integrate our businesses, and the loss of any of these employees could adversely affect the combined company's business.

        The success of our company following the Terra acquisition will depend in part upon our ability to retain senior management and other key employees of both CF Industries and Terra. Competition for qualified personnel can be very intense. In addition, senior management and key employees may depart because of issues relating to the uncertainty or difficulty associated with the integration of the businesses of CF Industries and Terra or a desire not to remain with us. Accordingly, we cannot provide any assurance that we will be able to retain senior management and key employees to the same extent as we and Terra have been able to do so in the past.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 80 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 7, 2010	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 7, 2010	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated March 12, 2010, among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.