Form 10-Q
period 2010-06-30
CF Industries Holdings, Inc.
filed 2010-08-06
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 OR
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        71,081,281 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 30, 2010.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net sales	$1,307.9	$991.0	$1,810.3	$1,671.6
Cost of sales	911.1	564.0	1,284.5	1,082.3

Gross margin	396.8	427.0	525.8	589.3
Selling, general and administrative	28.3	16.5	44.5	31.9
Restructuring and integration costs	9.3	—	9.3	—
Equity in earnings of operating affiliates	(1.5)	—	(1.5)	—
Other operating—net	10.3	15.3	149.6	38.5

Operating earnings	350.4	395.2	323.9	518.9
Interest expense	111.9	0.3	112.3	0.7
Interest income	(0.4)	(0.7)	(0.7)	(2.0)
Loss on extinguishment of debt	17.0	—	17.0	—
Other non-operating—net	0.2	(0.1)	(28.1)	(0.4)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	221.7	395.7	223.4	520.6
Income tax provision	89.9	146.8	85.5	188.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	4.8	(0.7)	4.9	(1.4)

Net earnings	136.6	248.2	142.8	331.2
Less: Net earnings attributable to noncontrolling interest	31.5	35.2	42.1	55.5

Net earnings attributable to common stockholders	$105.1	$213.0	$100.7	$275.7

Net earnings per share attributable to common stockholders:
Basic	$1.56	$4.40	$1.73	$5.69

Diluted	$1.54	$4.33	$1.71	$5.61

Weighted average common shares outstanding:
Basic	67.4	48.4	58.1	48.4

Diluted	68.2	49.2	58.8	49.2

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Net earnings	$136.6	$248.2	$142.8	$331.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(32.6)	3.8	(30.6)	2.3
Unrealized gain (loss) on securities—net of taxes	(0.7)	11.8	(13.2)	7.0
Defined benefit plans—net of taxes	1.2	0.3	1.5	0.8

	(32.1)	15.9	(42.3)	10.1

Comprehensive income	104.5	264.1	100.5	341.3
Less: Comprehensive income attributable to the noncontrolling interest	30.5	36.9	41.9	56.5

Comprehensive income attributable to common stockholders	$74.0	$227.2	$58.6	$284.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$601.4	$697.1
Short-term investments	—	185.0
Accounts receivable	347.4	167.4
Inventories—net	287.3	207.8
Prepaid income taxes	7.6	14.7
Other	23.7	11.1

Total current assets	1,267.4	1,283.1
Property, plant and equipment—net	3,907.6	793.8
Asset retirement obligation escrow account	40.2	36.5
Investments in and advances to affiliates	939.4	45.6
Investments in auction rate securities	125.3	133.9
Investment in marketable equity securities	—	160.2
Goodwill	2,096.4	0.9
Other assets	219.0	40.9

Total assets	$8,595.3	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$331.6	$172.5
Income taxes payable	29.3	—
Customer advances	10.8	159.5
Deferred income taxes	88.5	52.6
Distributions payable to noncontrolling interest	91.1	92.1
Current portion of long-term debt	18.6	—
Other	10.7	3.1

Total current liabilities	580.6	479.8

Notes payable	4.6	4.7
Long-term debt	2,578.0	—
Deferred income taxes	935.3	68.3
Other noncurrent liabilities	301.7	197.2
Contingencies (Note 23)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2010—71,080,531 and 2009—48,569,985 shares issued and outstanding	0.7	0.5
Paid-in capital	2,718.8	723.5
Retained earnings	1,136.8	1,048.1
Accumulated other comprehensive loss	(85.3)	(43.2)

Total stockholders' equity	3,771.0	1,728.9
Noncontrolling interest	424.1	16.0

Total equity	4,195.1	1,744.9

Total liabilities and equity	$8,595.3	$2,494.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2008	$0.5	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	275.7	—	275.7	55.5	331.2
Other comprehensive income
Foreign currency translation adjustment	—	—	—	1.3	1.3	1.0	2.3
Unrealized gain on securities—net of taxes	—	—	—	7.0	7.0	—	7.0
Defined benefit plan—net of taxes	—	—	—	0.8	0.8	—	0.8

Comprehensive income					284.8	56.5	341.3

Issuance of $0.01 par value common stock under employee stock plans	—	—	—	—	—	—	—
Stock-based compensation expense	—	3.0	—	—	3.0	—	3.0
Excess tax benefit from stock-based compensation	—	1.1	—	—	1.1	—	1.1
Cash dividends ($0.20 per share)	—	—	(9.6)	—	(9.6)	—	(9.6)
Effect of exchange rates changes	—	—	—	—	—	2.3	2.3

Balance at June 30, 2009	$0.5	$713.5	$969.5	$(66.1)	$1,617.4	$71.4	$1,688.8

Balance at December 31, 2009	$0.5	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	100.7	—	100.7	42.1	142.8
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	(30.4)	(30.4)	(0.2)	(30.6)
Unrealized loss on securities—net of taxes	—	—	—	(13.2)	(13.2)	—	(13.2)
Defined benefit plan—net of taxes	—	—	—	1.5	1.5	—	1.5

Comprehensive income					58.6	41.9	100.5

Acquisition of Terra Industries Inc.	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	881.9			882.0		882.0
Issuance of $0.01 par value common stock in connection with an equity offering, net of costs of $41.3 million	0.1	1,108.5			1,108.6		1,108.6
Issuance of $0.01 par value common stock under employee stock plans	—	0.5	—	—	0.5	—	0.5
Stock-based compensation expense	—	3.8	—	—	3.8	—	3.8
Excess tax benefit from stock-based compensation	—	0.6	—	—	0.6	—	0.6
Cash dividends ($0.20 per share)	—	—	(12.0)		(12.0)	—	(12.0)
Distributions paid to noncontrolling interest	—	—	—	—	—	(5.8)	(5.8)
Effect of exchange rates changes	—	—	—	—	—	(1.0)	(1.0)

Balance at June 30, 2010	$0.7	$2,718.8	$1,136.8	$(85.3)	$3,771.0	$424.1	$4,195.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
	(in millions)
Operating Activities:
Net earnings	$142.8	$331.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	178.1	46.3
Deferred income (benefit) taxes	(6.3)	45.6
Stock compensation expense	3.8	3.0
Excess tax benefit from stock-based compensation	(0.6)	(0.9)
Unrealized gain on derivatives	(7.0)	(82.9)
Inventory valuation allowance	—	(32.0)
Loss on extinguishment of debt	17.0	—
Gain on sale of marketable equity securities	(28.3)	—
Loss (gain) on disposal of property, plant and equipment	(0.1)	0.8
Undistributed (earnings) loss of affiliates—net	(9.5)	1.4
Changes in (net of effects of acquisition):
Accounts receivable	(44.9)	40.4
Inventories	100.7	407.1
Accrued income taxes	(26.4)	36.5
Accounts payable and accrued expenses	(24.8)	(32.3)
Customer advances—net	(255.4)	(276.9)
Other—net	6.9	(0.1)

Net cash provided by operating activities	46.0	487.2

Investing Activities:
Additions to property, plant and equipment	(104.3)	(126.9)
Proceeds from the sale of property, plant and equipment	9.6	5.3
Purchases of short-term securities	(25.5)	(105.0)
Sales and maturities of short-term and auction rate securities	218.7	52.4
Sale of marketable equity securities	167.1	—
Deposit to asset retirement obligation escrow account	(3.7)	(7.5)
Purchase of Terra Industries Inc.—net of cash acquired	(3,177.8)	—
Other—net	30.2	—

Net cash used in investing activities	(2,885.7)	(181.7)

Financing Activities:
Proceeds from long-term borrowings	5,197.2	—
Payments of long-term debt	(3,358.7)	—
Financing fees	(207.8)	—
Dividends paid on common stock	(32.0)	(9.6)
Distributions to noncontrolling interests	(5.8)	(112.3)
Issuance of common stock	1,150.0	—
Issuances of common stock under employee stock plans	0.5	1.1
Excess tax benefit from stock-based compensation	0.6	0.9

Net cash provided by (used in) financing activities	2,744.0	(119.9)

Effect of exchange rate changes on cash and cash equivalents	—	5.5

Increase (decrease) in cash and cash equivalents	(95.7)	191.1
Cash and cash equivalents at beginning of period	697.1	625.0

Cash and cash equivalents at end of period	$601.4	$816.1

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

        Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also serve off-shore markets from our joint-venture production facilities in the Republic of Trinidad and Tobago and the United Kingdom, as well as through exports of nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

        On April 5, 2010, we acquired a controlling interest in Terra Industries Inc. (Terra). On April 15, 2010, pursuant to the March 12, 2010 Agreement and Plan of Merger, Composite Merger Corporation (Composite), an indirect wholly-owned subsidiary of the Company, merged with and into Terra, with Terra continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of the Company (See Note 4—Terra Acquisition). Accordingly, the results of Terra are included in the Company's consolidated financial statements since April 5, 2010.

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

CF INDUSTRIES HOLDINGS, INC.

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

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In June 2009, the FASB issued an accounting standard that revises the rules for consolidating variable interest entities (ASU No. 2009-17). This standard changes how a reporting entity determines when to consolidate an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights. The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. The standard also requires a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

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

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

4.     Terra Acquisition

        In April of 2010, we completed the acquisition of Terra through the merger of Composite with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the Company. The acquisition of Terra makes the Company a global leader in the nitrogen fertilizer industry, diversifies our asset base and increases our geographic reach and operational efficiency, and significantly increases our scale and capital market presence.

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer (the Exchange Offer) and second-step merger (the Merger). All restricted stock under Terra's stock option plans and all other Terra equity-based compensation awards, whether vested or unvested as of April 5, 2010, became fully vested and converted into the right to receive cash of $45.93 per share. On April 5, 2010, following the initial expiration of the Exchange Offer, we acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, we completed the Merger in which Composite merged with and into Terra and Terra became an indirect, wholly-owned subsidiary of CF Holdings. In the Exchange Offer and Merger, CF Holdings issued an aggregate of

CF INDUSTRIES HOLDINGS, INC.

9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of cash acquired, for 100% of Terra's common stock.

Acquisition financing and subsequent equity and debt offerings

        We funded the cash requirements of the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings in connection with the Terra acquisition.

        On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The proceeds of $1.1 billion, net of underwriting discounts and customary fees, were used to repay a portion of the senior secured bridge facility.

        On April 23, 2010, CF Industries, Inc. completed a public offering of senior notes in an aggregate principle amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under the $1.75 billion senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility.

        In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of this debt.

        See Note 19—Financing Agreements, for further information regarding these financing arrangements.

Terra Results of Operations

        Following is the amount of net sales and earnings from the Terra acquired businesses included in the Company's results since April 5, 2010. The results of the acquired Terra business are included in the Nitrogen Segment.

April 5, 2010 through June 30, 2010
(In millions)
Net sales	$526.3
Net earnings attributable to Terra Industries Inc.	$54.6

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in the results above is additional depreciation and amortization of $40 million resulting from the increased basis of the depreciable assets and from the recognition of indentified finite lived intangible assets resulting from the purchase price allocation.

CF INDUSTRIES HOLDINGS, INC.

Supplemental pro forma information

        In accordance with ASC 805—Business Combinations, presented below are supplemental pro forma results of operations for the three and six months ended June 30, 2010 and 2009, as if Terra had been acquired on January 1, 2009.

	Pro Forma		Pro Forma
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Net sales	$1,307.9	$1,444.5	$2,219.2	$2,544.9
Net earnings attributable to common stockholders	$176.4	$245.3	$294.2	$82.2
Net earnings per share attributable to common stockholders—diluted	$2.46	$3.42	$4.10	$1.15

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing in place at June 30, 2010. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA (see Note 11—Other Operating—Net for further details) have been reflected as an adjustment in the pro forma results as of January 1, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the integration of Terra. Certain other adjustments have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

CF INDUSTRIES HOLDINGS, INC.

Purchase price and fair values of assets acquired and liabilities assumed

        The following table summarizes the calculation of the total purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. The purchase price allocation and related valuation process is not complete. Final determination of the fair values may result in further adjustments to the amounts presented below.

(In millions, except per share data)
Calculation of purchase price
Total shares of Terra common stock acquired	100.2
Exchange ratio	0.0953

Number of shares of CF Holdings common stock
CF shares issued in exchange offer	9.5
Closing price of CF Holdings common stock, as of April 5, 2010	$92.41

Fair value of consideration of CF Holdings common stock		$882.0

Total Terra shares acquired	100.2
Cash consideration per share of Terra common stock	$37.15

Cash consideration paid		$3,721.3

Total purchase price		$4,603.3

Assets acquired and liabilities assumed
Current assets		$966.8
Property, plant and equipment, net		3,095.9
Investments in unconsolidated affiliates		921.5
Goodwill		2,095.5
Other assets		85.2

Total assets acquired		$7,164.9

Current liabilities		424.5
Long-term debt		740.5
Deferred tax liabilities—noncurrent		928.2
Other liabilities		95.2
Noncontrolling interests		373.2

Total liabilities and noncontrolling interests assumed		$2,561.6

Total net assets acquired		$4,603.3

        Current assets acquired included net cash of $544 million and inventory of $225 million. The acquired property, plant and equipment will be amortized over a period of years consistent with our existing fixed assets depreciation policy.

        The acquisition resulted in the recognition of $2.1 billion of goodwill, which is not deductible for income tax purposes. See Note 6—Goodwill and Other Intangibles, for further information on goodwill and the acquired intangibles. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents both the expected synergies that will be generated by the acquisition and the estimated economic value attributable to future opportunities that will arise from the acquisition. Synergies are anticipated in the following areas: overhead reduction through headquarters consolidation and other centralization, logistics optimization including reductions in

CF INDUSTRIES HOLDINGS, INC.

transportation spending by reducing shipping distances and the size of our transportation fleet, procurement improvements, distribution facility optimization and other operating process improvements in areas such as inventory management, production efficiency, turnaround management, capital spending and spare parts management.

5.     Restructuring and Integration Costs

        During the three months ended June 30, 2010, we incurred $9.3 million of restructuring and integration costs related to our acquisition of Terra. This includes $1.1 million of restructuring charges related to employee termination benefits and $8.2 million of incremental costs such as consulting and other professional fees directly related to integrating Terra. Our restructuring reserve was $1.1 million at June 30, 2010.

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment:

	Nitrogen Segment	Phosphate Segment	Total
	(in millions)
Balance at December 31, 2009	$—	$0.9	$0.9
Goodwill related to acquisition of Terra	2,095.5	—	2,095.5

Balance at June 30, 2010	$2,095.5	$0.9	$2,096.4

        The April 2010 acquisition of Terra (see Note 4—Terra Acquisition) resulted in goodwill of $2.1 billion, which is not deductible for income tax purposes. Intangible assets identified with the acquisition of Terra amounted to $60.0 million.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other noncurrent assets on our consolidated balance sheet:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period
	(in millions)
Intangible assets:
Customer relationships	$50.0	(0.7)	$49.3	18
TerraCair Brand	10.0	(0.3)	9.7	10

Total intangible assets	$60.0	$(1.0)	$59.0

        The following table provides information regarding amortization expense of our identifiable intangibles:

	Three months ended June 30, 2010	Six months ended June 30, 2010
	(In millions)
Amortization expense	$1.0	$1.0

CF INDUSTRIES HOLDINGS, INC.

        Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2010	$2.8
2011	3.8
2012	3.8
2013	3.8
2014	3.8
2015	3.8

$21.8

7.     Noncontrolling Interest

Canadian Fertilizers Limited (CFL)

        CFL is a variable interest entity that owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries, Inc. and Viterra Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity which we consolidate in our financial statements.

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea. CFL's sales revenue for the three and six months ended June 30, 2010 was $121.9 million and $219.3 million, respectively. CFL's sales revenue for the three and six months ended June 30, 2009 was $151.7 million and $272.6 million, respectively. CFL's assets and liabilities at June 30, 2010 were $440.2 million and $393.1 million, respectively, and at December 31, 2009 were $356.6 million and $309.0 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. A portion of the amounts reported as noncontrolling interest in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. A portion of the amounts reported as noncontrolling interest on our consolidated balance sheet represent the interests of Viterra and the holders of 17% of CFL's common shares.

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

Terra Nitrogen Company L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. Through our acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the equity of TNCLP.

        TNCLP makes cash distributions to the general and limited partners based upon formulas defined within the Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, adjusted for changes in certain reserves established as the general partner determines in its reasonable discretion to be necessary. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        During the second quarter of 2010 a previously accumulated shortfall below the threshold levels was satisfied which entitled us to receive increased earnings as provided for in the Agreement of Limited Partnership. The increased earnings attributed to our general partnership interest in excess of the threshold levels was $24.3 million for the three months ended June 30, 2010.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheet is provided below.

	Six months ended June 30,
	2010			2009
	CFL	TNCLP	Total	CFL
Noncontrolling interest:
Beginning balance	$16.0	$—	$16.0	$12.6
Terra acquistion	—	373.0	373.0	—
Earnings attributable to noncontrolling interest	31.8	10.3	42.1	55.5
Declaration of distribution payable	—	(5.8)	(5.8)	—
Effect of exchange rate changes	(1.2)	—	(1.2)	3.3

Ending balance	$46.6	$377.5	$424.1	$71.4

Distributions payable to noncontrolling interest:
Beginning balance	$92.1	$—	$92.1	$106.0
Declaration of distributions payable	—	5.8	5.8	—
Distributions to noncontrolling interest	—	(5.8)	(5.8)	(112.3)
Effect of exchange rate changes	(1.0)	—	(1.0)	6.3

Ending balance	$91.1	$—	$91.1	$—

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	June 30, 2010				December 31, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$22.9	$—	$—	$22.9	$17.0	$—	$—	$17.0
U.S. federal government obligations	545.4	—	—	545.4	658.2	—	—	658.2
Other debt securities	33.1	—	—	33.1	21.9	—	—	21.9

Total cash and cash equivalents	$601.4	$—	$—	$601.4	$697.1	$—	$—	$697.1
Short-term investments	—	—	—	—	185.0	—	—	185.0
Investment in marketable equity securities	—	—	—	—	138.8	21.4	—	160.2
Investments in auction rate securities	130.0	—	(4.7)	125.3	138.4	—	(4.5)	133.9
Asset retirement obligation escrow account	40.2	—	—	40.2	36.5	—	—	36.5
Nonqualified employee benefit trust	20.3	—	(1.1)	19.2	9.8	—	(1.2)	8.6

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

	Balance as of June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$601.4	$601.4	$—	$—
Unrealized gains on natural gas derivatives	1.8	—	1.8	—
Asset retirement obligation escrow account	40.2	40.2	—	—
Investments in auction rate securities	125.3	—	—	125.3
Nonqualified employee benefit trust	19.2	19.2	—	—

Total assets at fair value	$787.9	$660.8	$1.8	$125.3

Unrealized losses on natural gas derivatives	$(1.1)	$—	$(1.1)	$—

Total liabilities at fair value	$(1.1)	$—	$(1.1)	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

Cash and Cash Equivalents

        As of June 30, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swaps and options. These contracts settle using either NYMEX futures or AECO price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices from NYMEX and AECO are observable inputs used to determine the fair value of these instruments. See Note 20—Derivative Financial Instruments for additional information.

Asset Retirement Obligation Escrow Account

        We place funds in an escrow account to meet our financial assurance requirements associated with certain asset retirement obligations in Florida. The investments in this escrow account are accounted for as available-for-sale securities. The fair value of the escrow account is based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 18—Asset Retirement Obligations for additional information. The fair value of this account approximates its cost basis.

Investments in Auction Rate Securities

        Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for auction rate securities has failed since early 2008

CF INDUSTRIES HOLDINGS, INC.

the securities are illiquid. During the second quarter of 2010, $6.4 million of our securities were either sold or redeemed at par value outside of the auction process. The investments in auction rate securities held at June 30, 2010 are supported by student loans that were originated primarily under the Federal Family Education Loan Program (FFELP) and are guaranteed by entities affiliated with governmental entities. However, we will not be able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer.

        As a result of the current market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets. These auction rate securities have maturities that range up to 37 years. As of June 30, 2010, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	12.4
20 years up to 30 years	67.7
30 years up to 40 years	45.2

$125.3

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

        Our auction rate securities are accounted for as noncurrent available-for-sale securities. We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments. Therefore, we use a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. This model takes into account, among other variables, the base interest rate, credit spreads, downgrade risks and default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of the fair value disclosure requirements.

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the NAV of the investments.

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

CF INDUSTRIES HOLDINGS, INC.

factors specific to the asset or liability. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Investments in auction rate securities
(in millions)
Fair value, January 1, 2010	$133.9
Sales and redemptions	(8.4)
Unrealized loss included in other comprehensive income	(0.2)

Fair value, June 30, 2010	$125.3

9.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$105.1	$213.0	$100.7	$275.7

Basic earnings per common share:
Weighted average common shares outstanding	67.4	48.4	58.1	48.4

Net earnings attributable to common stockholders	$1.56	$4.40	$1.73	$5.69

Diluted earnings per common share:
Weighted average common shares outstanding	67.4	48.4	58.1	48.4
Dilutive common shares—stock options	0.8	0.8	0.7	0.8

Diluted weighted average shares outstanding	68.2	49.2	58.8	49.2

Net earnings attributable to common stockholders	$1.54	$4.33	$1.71	$5.61

        In the computation of diluted net earnings per common share for both the three and six months ended June 30, 2010, approximately 0.3 million of potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive.

10.   Pension and Other Postretirement Benefits

        CF Industries, Inc. and certain of its subsidiaries maintain noncontributory, defined-benefit pension plans. Certain U.S. and Canadian pension plans are closed plans. We also provide group insurance to certain retirees. The benefits and eligibility requirements vary depending on the specific plan provisions.

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$2.7	$1.6	$4.4	$3.1
Interest cost on projected benefit obligation	8.9	4.0	13.1	8.0
Expected return on plan assets	(9.1)	(4.2)	(13.4)	(8.0)
Amortization of actuarial loss	1.1	0.3	1.9	0.7

Net periodic benefit cost	$3.6	$1.7	$6.0	$3.8

Retiree Medical
Service cost for benefits earned during the period	$0.5	$0.5	$1.0	$0.9
Interest cost on projected benefit obligation	0.7	0.6	1.3	1.2
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.1	0.1	0.2	0.1

Net periodic benefit cost	$1.4	$1.3	$2.7	$2.4

        Our 2010 consolidated pension funding contributions are estimated to be approximately $20 million, of which approximately $3 million was funded in the first six months of 2010.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and six months ended June 30, 2010 and 2009 was insignificant.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Business combination costs	$9.0	$8.1	$145.1	$24.2
Peru project development costs	1.9	6.3	4.6	10.2
Bartow costs	0.9	0.9	1.8	1.9
Fixed asset disposals	(0.8)	(0.9)	(0.1)	0.8
Other	(0.7)	0.9	(1.8)	1.4

	$10.3	$15.3	$149.6	$38.5

        Business combination costs include expenses associated with the Terra acquisition including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. See Note 4—Terra Acquisition for additional discussion of these events.

        Bartow costs consist of provisions for asset retirement obligations (ARO) and site maintenance costs at this closed facility. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack and cooling pond, and water treatment costs.

CF INDUSTRIES HOLDINGS, INC.

12.   Interest Expense

        Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Interest on borrowings	$42.7	$0.1	$42.7	$0.1
Fees on financing agreements	71.3	0.2	71.6	0.5
Interest capitalized and other	(2.1)	—	(2.0)	0.1

	$111.9	$0.3	$112.3	$0.7

        The $71.3 million fees on financing agreements for the three months ended June 30, 2010 includes $59.0 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 19—Financing Agreements, for additional information.

13.   Other Non-Operating—Net

        Details of other non-operating costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Gain on sale of marketable equity securities	$—	$—	$(28.3)	$—
Other income	0.2	(0.1)	0.2	(0.4)

	$0.2	$(0.1)	$(28.1)	$(0.4)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock. As a result of these sales, we reported a pre-tax gain of $28.3 million.

14.   Income Taxes

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

        In the first quarter of 2010, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $4.5 million from $89.1 million at December 31, 2009 to $93.6 million at March 31, 2010. In the second quarter of 2010, as a result of our acquisition of Terra, our unrecognized tax benefits increased by $34.7 million for tax return positions previously taken by Terra, bringing our unrecognized tax benefits at June 30, 2010 to $128.3 million. The amount of unrecognized tax benefits at June 30, 2010 which, if recognized, would affect our effective tax rate is $53 million. In general, filed tax returns remain subject to examination by United States tax jurisdictions for tax years 2000 and thereafter and by non-U.S. tax jurisdictions for tax years 2002 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

        For additional information concerning these unrecognized tax benefits, see Note 14—Income Taxes, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010.

        In conjunction with the allocation of the purchase price of the Terra acquisition (see Note 4 above), the Company is evaluating its position with respect to United States income taxation of the earnings of the acquired international subsidiaries and affiliated corporate joint ventures. Subsequent to the acquisition, the Company has not altered Terra's previous position that the earnings of these entities were permanently reinvested under the provisions of ASC Topic 740—Income Taxes, and no U.S. income taxes have been provided with respect to their current period or accumulated earnings. The Company's review of this matter will entail an evaluation of its worldwide investment and funding requirements and other considerations. Completion of the review may result in a change in the Company's position related to these entities regarding earnings reinvestment, related financial statement impacts, and possible earnings repatriations.

15.   Inventories

        Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Fertilizer	$186.1	$157.3
Raw materials, spare parts and supplies	101.2	50.5

	$287.3	$207.8

16.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$57.4	$40.6
Additions	11.2	22.0
Depreciation	(13.9)	(12.8)
Effect of exchange rate changes	(0.2)	0.4

Ending balance	$54.5	$50.2

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

CF INDUSTRIES HOLDINGS, INC.

consistently in the periods presented. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

17.   Equity Method Investments

        Equity method investments consist of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Operating equity method investments	$406.7	$—
Non-operating equity method investments	532.7	45.6

	$939.4	$45.6

Operating Equity Method Investments

        As a result of our April 2010 acquisition of Terra, we have investments accounted for under the equity method that are included in operating earnings. These consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings of these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

        The combined results of operations and financial position for our operating equity method investments since April 5, 2010, are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Condensed income statement information:
Net sales	$36.4	$—	$36.4	$—

Net earnings	$6.2	$—	$6.2	$—

Equity in earnings of operating affiliates	$1.5	$—	$1.5	$—

	June 30, 2010	December 31, 2009
	(in millions)
Condensed balance sheet information:
Current assets	$55.0	$—
Long-term assets	152.6	—

Total assets	$207.6	$—

Current liabilities	$27.5	$—
Long-term liabilities	19.5	—
Equity	160.6	—

Total liabilities and equity	$207.6	$—

CF INDUSTRIES HOLDINGS, INC.

        The carrying value of these investments at June 30, 2010 was $406.7 million, which was $326.4 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of fixed assets, the value of an exclusive natural gas contract and goodwill. The increased basis for fixed assets and the gas contract are being depreciated over a period of approximately 23 years and 13 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Since the date of our merger with Terra, we have purchased approximately $23.7 million worth of ammonia from PLNL.

        We received $1.2 million in distributions from our operating equity method investments since the date of our merger with Terra. At June 30, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments was not significant.

Non-Operating Equity Method Investments

        Our non-operating equity method investments consist of: (1) 50% ownership of KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland and (2) through the acquisition of Terra, a 50% ownership in GrowHow, which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and do not include the net earnings of these investments in earnings from operations since these operations do not provide additional capacity to us, nor are these operations integrated within our supply chain.

        GrowHow is a joint venture between us (as successor to Terra) and Kemira GrowHow Oyj (Kemira). In conjunction with the formation of GrowHow in 2007, the joint venture commenced closure of its Severnside, U.K. facility. Pursuant to the 2007 agreement with Kemira, we are responsible for the remediation costs required to prepare the Severnside site for disposal. We estimate that $2 to $3 million of remediation costs remain that will be incurred in 2010.

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Condensed income statement information:
Net sales	$417.4	$265.0	$603.9	$438.9

Net earnings (loss)	$17.4	$(0.9)	$18.0	$(1.7)

Equity in earnings (loss) of non-operating affiliates	$4.8	$(0.7)	$4.9	$(1.4)

	June 30, 2010	December 31, 2009
	(in millions)
Condensed balance sheet information:
Current assets	$322.3	$93.8
Long-term assets	254.2	0.5

Total assets	$576.5	$94.3

Current liabilities	$260.3	$42.7
Long-term liabilities	123.7	17.3
Equity	192.5	34.3

Total liabilities and equity	$576.5	$94.3

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At both June 30, 2010 and December 31, 2009, the amount of the outstanding advances to Keytrade on our consolidated balance sheet was $12.4 million. For the six months ended June 30, 2010 and 2009, we recognized interest income on advances to Keytrade of $0.1 million and $0.2 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at June 30, 2010 was $520.3 million, which was $424.0 million more than our share of GrowHow's book value. The excess is attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of fixed assets, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being depreciated over periods ranging from 3 to 15 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At June 30, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $9.0 million.

18.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

CF INDUSTRIES HOLDINGS, INC.

        The changes in our AROs from December 31, 2009 to June 30, 2010 are summarized below:

(in millions)
Obligation at December 31, 2009	$103.7
Accretion expense	4.0
Liabilities incurred	0.8
Expenditures	(4.2)
Changes in estimate	6.1

Obligation at June 30, 2010	$110.4

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

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Current portion	$9.8	$11.1
Noncurrent portion	100.6	92.6

	$110.4	$103.7

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

CF INDUSTRIES HOLDINGS, INC.

19.   Financing Agreements

        Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Term Loan	$983.6	$—
Unsecured Senior Notes:
6.875% due 2018	800.0	—
7.125% due 2020	800.0	—
7.0% due 2017	13.0	—

	$2,596.6	$—
Less: Current portion	18.6	—

Net long-term debt	$2,578.0	$—

Bridge Loan Agreement

        On April 5, 2010, CF Industries Holdings, Inc. (the Company or CF Holdings), as a guarantor, and CF Industries, Inc. (CF Industries), as borrower, entered into a senior bridge loan agreement (the Bridge Loan Agreement) with Morgan Stanley Senior Funding, Inc. (MSSF) and certain other lenders, which provided for multiple-draw bridge loans (Bridge Loans) of up to $1.75 billion. CF Industries drew Bridge Loan borrowings of $1.75 billion to finance, in part, the acquisition of Terra, including the exchange offer (the Exchange Offer) and the merger (the Merger) described in Note 4—Terra Acquisition; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay associated fees and expenses. The Bridge Loans were repaid in full with proceeds from the issuance of our common stock described in Note 22—Stockholders Equity and the issuance of CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020," and we terminated the Bridge Loan Agreement on April 23, 2010.

Former Credit Agreement

        Until April 5, 2010, we had a senior secured revolving credit facility (the JP Morgan Chase credit facility) with a bank syndicate led by JPMorgan Chase that provided CF Industries with up to $250 million, subject to a borrowing base, for working capital and general corporate purposes, including up to $50 million for the issuance of letters of credit. The JP Morgan Chase credit facility terminated on April 5, 2010 upon the consummation of the Exchange Offer.

New Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement, with certain lenders, including MSSF, and MSSF as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) through the date of the Merger and provides for a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate and must be repaid by April 5, 2015. CF Industries is required to make minimum quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Term Facility in an amount equal to 0.25% of the principal amount of the Term Loans borrowed.

CF INDUSTRIES HOLDINGS, INC.

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At June 30, 2010, there was $482.9 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding.

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra, including the Exchange Offer and the Merger; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. During the three months ended June 30, 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020." At June 30, 2010, the carrying value of the outstanding Term Loans was $983.6 million and the fair value was approximately $1.0 billion.

        The Company may make repayments from time to time without premium or penalty, and must apply to repayments any net cash proceeds from the issuance of equity securities, from the issuance of certain indebtedness, from the disposition of assets, or from certain cash casualty insurance proceeds and condemnation awards, with certain exceptions. CF Industries is also required to repay Term Loans annually to the extent of 50% of the excess cash flow of the Company and its subsidiaries (which percentage may be reduced based on the achievement of certain total leverage ratio targets).

        The Credit Agreement requires that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio and includes other customary terms and conditions, including negative covenants and events of default.

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

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due 2018 (the 2018 Notes) and $800 million aggregate principal amount of 7.125% senior notes due 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes), which are guaranteed by the Company and certain wholly-owned subsidiaries of the Company other than CF Industries.

        The 2018 Notes bear interest at a rate of 6.875% per annum, payable semiannually on May 1 and November 1 beginning on November 1, 2010, mature on May 1, 2018 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a specified make-whole redemption price.

        The 2020 Notes bear interest at a rate of 7.125% per annum, payable semiannually on May 1 and November 1 beginning on November 1, 2010, mature on May 1, 2020 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a specified make-whole redemption price.

        The indentures governing the Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt and that require CF Industries, in the event of specified changes of control involving the Company or CF Industries, to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

CF INDUSTRIES HOLDINGS, INC.

        At June 30, 2010, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.638 billion.

Terra Industries Senior Notes

        In October 2009, Terra issued $600 million of 7.75% Senior Notes due 2019 (2019 Notes). On April 15, 2010, the 2019 Notes were called for redemption in accordance with their terms, and the indenture governing the notes was satisfied and discharged. As a result of redeeming the 2019 Notes, we recorded a $17.0 million loss on extinguishment of debt.

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At June 30, 2010, the carrying value of the 2017 Notes that remain outstanding was $13.0 million and the fair value was approximately $14 million.

TNCLP Credit Agreement

        Terra Nitrogen Company L.P. (TNCLP) and Terra Nitrogen, Limited Partnership (TNLP), which as of April 5, 2010 became consolidated subsidiaries of ours (see Note 4), maintain a $50 million revolving credit facility, subject to a borrowing base, that expires on January 31, 2012. This revolving facility, under which TNLP is the borrower, is secured by substantially all of the personal property assets of TNLP and TNCLP. Borrowings under the facility bear interest at a floating rate plus an applicable margin. As of June 30, 2010, there were no outstanding borrowings or letters of credit under the facility.

        On April 2, 2010, TNCLP and TNLP entered into a waiver relating to the $50 million facility under which the lenders agreed, effective through July 1, 2010, to waive the "change of control" event of default that would have resulted from CF's acquisition of more than 35% of Terra Industries Inc. outstanding common stock. A second waiver, effective through September 28, 2010, was executed on June 30, 2010. We are currently considering options to replace this facility. However, there can be no assurance that this facility can be replaced on terms acceptable to us or at all.

Notes Payable

        From time to time, CFL receives advances from CF Industries and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2011 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates their fair value.

CF INDUSTRIES HOLDINGS, INC.

20.   Derivative Financial Instruments

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

        The derivative instruments that we currently use are primarily natural gas swaps and options. These contracts settle using primarily NYMEX futures price indexes, which represent fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Realized losses	$(14.1)	$(36.4)	$(14.9)	$(108.1)
Unrealized mark-to-market gains	15.1	34.3	3.9	82.9

Net derivative gains (losses)	$1.0	$(2.1)	$(11.0)	$(25.2)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$1.7	$3.8
Unrealized losses in other current liabilities	(1.1)	(0.9)

Net unrealized derivative gains	$0.6	$2.9

        As of June 30, 2010 and December 31, 2009, we had open derivative contracts for 35.7 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the six months ended June 30, we used derivatives to cover approximately 28% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At June 30, 2010,

CF INDUSTRIES HOLDINGS, INC.

we had $3.6 million of cash collateral on deposit with counterparties for derivative contracts. We had no cash collateral on deposit with counterparties for derivative contracts at December 31, 2009.

        As of June 30, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was less than $1.0 million, and the amount of collateral that we could have been required to post with derivative counterparties if we had failed to meet all credit risk contingent thresholds at that date was insignificant. As of December 31, 2009, we were not in a net liability position with any derivative counterparty.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements. As of June 30, 2010 and December 31, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant.

        The master netting arrangements with respect to certain of our derivative instruments also contain credit-risk-related contingent features that require us to maintain a minimum net worth level and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to derivative instruments that are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

21.   Stock-Based Compensation

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

        A summary of stock option activity under the plan at June 30, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	1,742,278	$30.88	$107.7
Granted	34,100	67.04
Exercised	(18,566)	25.79
Forfeited	(1,006)	83.82
Outstanding at June 30, 2010	1,756,806	31.62	64.6

Exercisable at June 30, 2010	1,462,111	21.14	63.9

        A summary of restricted stock activity under the plan at June 30, 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	95,106	$77.38
Granted	28,452	69.35
Restrictions lapsed (vested)	(12,376)	55.58

Outstanding at June 30, 2010	111,182	77.75

CF INDUSTRIES HOLDINGS, INC.

        Stock-based compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Stock-based compensation expense	$2.0	$1.6	$3.8	$3.0
Income tax benefit	(0.7)	(0.6)	(1.4)	(1.1)

Stock-based compensation expense, net of income taxes	$1.3	$1.0	$2.4	$1.9

        Unrecognized compensation cost as of June 30, 2010 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$6.9	$4.3
Weighted-average period over which expense will be recognized	1.8 years	2.2 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three and six months ended June 30, 2010 were $0.2 million and $0.6 million, respectively.

22.   Stockholders' Equity

Common Stock

        In April 2010, we issued approximately 9.5 million shares of common stock in connection with its acquisition of Terra. For additional information regarding the Terra acquisition, see Note 4—Terra Acquisition. Also in April 2010, we completed a public offering of approximately 12.9 million shares of common stock at a price of $89.00 per share resulting in net proceeds of $1.1 billion.

        Changes in common shares issued and outstanding are as follows:

Shares
Outstanding at January 1, 2010	48,569,985
Exercise of stock options	18,566
Issuance of restricted stock	27,284
Issuance for Terra acquisition	9,543,346
Issuance for equity offering	12,921,350

Ending balance at June 30, 2010	71,080,531

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding gain on securities	—	11.4	—	11.4
Reclassification to earnings	—	(0.2)	1.3	1.1
Effect of exchange rate changes and deferred taxes	1.3	(4.3)	(0.4)	(3.4)

Balance at June 30, 2009	$(3.1)	$(7.1)	$(55.9)	$(66.1)

Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding loss on securities	—	(0.3)	—	(0.3)
Reclassification to earnings	—	(21.2)	2.2	(19.0)
Effect of exchange rate changes and deferred taxes	(30.3)	8.3	(0.8)	(22.8)

Balance at June 30, 2010	$(30.7)	$(3.5)	$(51.1)	$(85.3)

        The reclassification to earnings of $21.2 million during the six months ended June 30, 2010 reflects the portion of the $28.3 million pre-tax gain realized in January 2010 on the sale of our investment in marketable equity securities that was unrealized at December 31, 2009. The pre-tax unrealized holding gain on securities of $11.4 million during the six months ended June 30, 2009 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities and investment in marketable equity securities, see Note 8—Fair Value Measurements.

23.   Contingencies

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

        The NOV indicated that the Company is liable for penalties up to the statutory maximum (for example, the statutory maximum per day of noncompliance for each violation that occurred after March 15, 2004 is $32,500 per day). Although penalties of this magnitude are rarely, if ever, imposed, the Company is at risk of incurring substantial civil penalties with respect to these allegations. The EPA has referred this matter to the DOJ for enforcement. The Company and the DOJ currently are conducting negotiations covering issues in the NOV and the other operating practices. A final settlement may require the Company to meet specified financial tests and/or contribute cash or other qualifying assets to a trust designated to fund the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. The Company believes this matter is likely to be resolved prior to the commencement of litigation by the United States.

        Clean Air Act Investigation.    On March 19, 2007, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review, New Source Performance Standards, and National Emission Standards for Hazardous Air Pollutants at the Plant City facility. The Company provided the requested information to the EPA in late 2007. The EPA initiated this same process in relation to numerous other sulfuric acid plants and phosphoric acid plants throughout the nation, including other facilities in Florida.

        The Company received a Notice of Violation from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company is evaluating the allegations set forth in the NOV, and an initial meeting has been scheduled with the

CF INDUSTRIES HOLDINGS, INC.

EPA to discuss the allegations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

        By letter dated July 6, 2010, the EPA issued a Notice of Violation to the Company, alleging violations of EPCRA and CERCLA. The Company is evaluating the allegations set forth in the NOV and anticipates a meeting with the EPA to discuss the alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

CF INDUSTRIES HOLDINGS, INC.

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

Terra Environmental Matters

        In October 2007, a request for information was received from the EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at all nine of the nitric acid plants. Negotiations with the EPA have been ongoing since May 2008 with respect to a proposed consent decree that, if finalized, will require the Company to achieve compliance with significantly lower nitrogen oxide emission standards. The Company projects that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors. Although agreement in principle has been reached with the EPA with respect to the standards and modifications, we are continuing to negotiate the final terms of the consent decree to resolve this matter.

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

CF INDUSTRIES HOLDINGS, INC.

Other Matters

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries, Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiffs' motion for partial summary judgment. On July 14, 2010, the Maryland Court denied the plaintiffs' motion for partial summary judgment and granted the defendants' motion to dismiss. The case remains open to allow counsel for the plaintiffs to file an application for attorneys' fees, and to allow the plaintiffs to file an appeal.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries, Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiffs filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. On July 23, 2010, the defendants moved to dismiss in light of the decision by the Circuit Court for Baltimore, Maryland, dismissing the virtually identical action in Maryland. We continue to believe that the lawsuit is without merit and intend to defend against it vigorously.

CF INDUSTRIES HOLDINGS, INC.

24.   Segment Disclosures

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

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2010 and 2009 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2010
Net sales
Ammonia	$452.2	$—	$452.2
Urea	248.4	—	248.4
UAN	343.7	—	343.7
AN	56.1	—	56.1
DAP	—	141.8	141.8
MAP	—	43.3	43.3
Other	22.4	—	22.4

	1,122.8	185.1	1,307.9
Cost of sales	755.3	155.8	911.1

Gross margin	$367.5	$29.3	$396.8

Three months ended June 30, 2009
Net sales
Ammonia	$335.0	$—	$335.0
Urea	211.0	—	211.0
UAN	205.5	—	205.5
DAP	—	142.7	142.7
MAP	—	34.3	34.3
Potash	—	59.0	59.0
Other	3.5	—	3.5

	755.0	236.0	991.0
Cost of sales	351.8	212.2	564.0

Gross margin	$403.2	$23.8	$427.0

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2010
Net sales
Ammonia	$512.8	$—	$512.8
Urea	431.4	—	431.4
UAN	426.6	—	426.6
AN	56.1	—	56.1
DAP	—	277.0	277.0
MAP	—	83.5	83.5
Other	22.9	—	22.9

	1,449.8	360.5	1,810.3
Cost of sales	985.0	299.5	1,284.5

Gross margin	$464.8	$61.0	$525.8

Six months ended June 30, 2009
Net sales
Ammonia	$405.3	$—	$405.3
Urea	478.5	—	478.5
UAN	323.7	—	323.7
DAP	—	328.4	328.4
MAP	—	72.5	72.5
Potash	—	59.5	59.5
Other	3.7	—	3.7

	1,211.2	460.4	1,671.6
Cost of sales	638.6	443.7	1,082.3

Gross margin	$572.6	$16.7	$589.3

        Assets at June 30, 2010 and December 31, 2009, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2010	$7,116.8	$615.6	$862.9	$8,595.3
December 31, 2009	$712.7	$564.1	$1,218.1	$2,494.9

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

25.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, in connection with the debt securities issued by CF Industries, Inc. (CFI) and full and unconditional guarantees of such debt securities by CF Industries Holdings, Inc. (Parent) and certain 100%-owned domestic subsidiaries of CF Industries Holdings, Inc. (the Guarantor Subsidiaries). The guarantees are joint and several. The subsidiaries of the Parent other than CFI and the Guarantor Subsidiaries are referred to below as "Non-Guarantor Subsidiaries."

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and six months ended June 30, 2010 and 2009 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2010 and December 31, 2009. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$746.5	$310.6	$337.7	$(86.9)	$1,307.9
Cost of sales	—	511.6	231.9	213.3	(45.7)	911.1

Gross margin	—	234.9	78.7	124.4	(41.2)	396.8
Selling, general and administrative	1.3	17.9	6.0	3.1	—	28.3
Restructuring and integration costs	—	6.8	2.5	—	—	9.3
Equity in earnings of operating affiliates	—	—	(0.4)	(1.1)	—	(1.5)
Other operating—net	(17.4)	27.6	—	0.1	—	10.3

Operating earnings (loss)	16.1	182.6	70.6	122.3	(41.2)	350.4
Interest expense	—	105.7	6.1	0.2	(0.1)	111.9
Interest income	—	(0.4)	5.9	(6.0)	0.1	(0.4)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(98.8)	(55.2)	(66.3)	—	220.3	—
Other non-operating—net	—	0.2	—	—	—	0.2

Earnings before income taxes and equity in loss of non-operating affiliates	114.9	132.3	107.9	128.1	(261.5)	221.7
Income tax provision	9.8	33.5	44.3	2.3	—	89.9
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	4.9	—	4.8

Net earnings (loss)	105.1	98.7	63.6	130.7	(261.5)	136.6
Less: Net earnings attributable to the noncontrolling interest	—	—	10.3	62.4	(41.2)	31.5

Net earnings (loss) attributable to common stockholders	$105.1	$98.7	$53.3	$68.3	$(220.3)	$105.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,213.9	$310.6	$435.1	$(149.3)	$1,810.3
Cost of sales	—	861.2	231.9	279.4	(88.0)	1,284.5

Gross margin	—	352.7	78.7	155.7	(61.3)	525.8
Selling, general and administrative	1.6	33.4	6.0	3.5	—	44.5
Restructuring and integration costs	—	6.7	2.6	—	—	9.3
Equity in earnings of operating affiliates		—	(0.5)	(1.0)	—	(1.5)
Other operating—net	118.7	30.8	—	0.1	—	149.6

Operating earnings (loss)	(120.3)	281.8	70.6	153.1	(61.3)	323.9
Interest expense	—	106.1	6.1	0.3	(0.2)	112.3
Interest income	—	(0.7)	5.9	(6.1)	0.2	(0.7)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(164.3)	(55.4)	(66.3)	—	286.0	—
Other non-operating—net	—	(28.1)	—	—	—	(28.1)

Earnings before income taxes and equity in loss of non-operating affiliates	44.0	259.9	107.9	158.9	(347.3)	223.4
Income tax provision (benefit)	(56.7)	95.6	44.3	2.3	—	85.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	5.0	—	4.9

Net earnings (loss)	100.7	164.2	63.6	161.6	(347.3)	142.8
Less: Net earnings attributable to the noncontrolling interest	—	—	10.3	93.1	(61.3)	42.1

Net earnings (loss) attributable to common stockholders	$100.7	$164.2	$53.3	$68.5	$(286.0)	$100.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$30.8	$127.3	$443.3	$—	$601.4
Accounts receivable	—	867.0	75.6	369.6	(964.8)	347.4
Inventories—net	—	158.8	74.3	54.2	—	287.3
Prepaid income taxes	—	41.9	13.5	16.3	(64.1)	7.6
Deferred income taxes	2.2	—	21.1	3.7	(27.0)	—
Other	—	15.5	4.8	3.4	—	23.7

Total current assets	2.2	1,114.0	316.6	890.5	(1,055.9)	1,267.4
Property, plant and equipment—net	—	742.4	1,697.6	1,467.6	—	3,907.6
Asset retirement obligation escrow account	—	40.2	—	—	—	40.2
Investments in and advances to unconsolidated affiliates	1,782.5	4,719.0	1,156.1	929.6	(7,647.8)	939.4
Investments in auction rate securities	—	125.3	—	—	—	125.3
Due from affiliates	1,986.3	—	1,460.6	—	(3,446.9)	—
Goodwill	—	252.4	1,844.0	—	—	2,096.4
Other assets	—	138.4	70.7	9.9	—	219.0

Total assets	$3,771.0	$7,131.7	$6,545.6	$3,297.6	$(12,150.6)	$8,595.3

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$195.7	$86.5	$57.1	$(7.7)	$331.6
Income taxes payable	—	—	83.1	10.4	(64.2)	29.3
Customer advances	—	9.2	1.2	0.4	—	10.8
Notes payable	—	—	720.4	—	(720.4)	—
Deferred income taxes	—	95.6	18.9	—	(26.0)	88.5
Distributions payable to noncontrolling interest	—	—	—	358.6	(267.5)	91.1
Current portion of long-term debt	—	18.6	—	—	—	18.6
Other	—	10.6	—	0.1	—	10.7

Total current liabilities	—	329.7	910.1	426.6	(1,085.8)	580.6
Notes payable	—	—	—	13.6	(9.0)	4.6
Long-term debt	—	2,565.0	13.0	—	—	2,578.0
Deferred income taxes	—	266.3	528.9	141.1	(1.0)	935.3
Due to affiliates	—	1,987.3	—	1,459.6	(3,446.9)	—
Other noncurrent liabilities	—	200.9	89.1	11.7	—	301.7
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	—	32.6	(32.6)	0.7
Paid-in capital	2,718.8	739.9	4,603.7	1,121.7	(6,465.3)	2,718.8
Retained earnings (Accumulated deficit)	1,136.8	1,127.9	53.3	63.3	(1,244.5)	1,136.8
Accumulated other comprehensive income (loss)	(85.3)	(85.3)	(30.0)	(37.9)	153.2	(85.3)

Total stockholders' equity	3,771.0	1,782.5	4,627.0	1,245.0	(7,654.5)	3,771.0
Noncontrolling interest	—	—	377.5	—	46.6	424.1

Total equity	3,771.0	1,782.5	5,004.5	1,245.0	(7,607.9)	4,195.1

Total liabilities and equity	$3,771.0	$7,131.7	$6,545.6	$3,297.6	$(12,150.6)	$8,595.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$100.7	$164.2	$63.6	$161.6	$(347.3)	$142.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	114.8	29.8	33.5	—	178.1
Deferred income (benefit) taxes	—	(6.2)	—	(0.1)	—	(6.3)
Stock compensation expense	3.8	—	—	—	—	3.8
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	—	(0.6)
Unrealized (gain) loss on derivatives	—	2.3	(9.3)	—	—	(7.0)
Inventory valuation allowance	—	—	—	—	—	—
Loss on extinguishment of debt			17.0			17.0
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	(0.1)	—	—	—	(0.1)
Undistributed (earnings) loss of affiliates—net	(164.3)	(117.0)	(66.5)	(9.0)	347.3	(9.5)
Due to / from affiliates—net	(1,049.3)	1,049.9	—	(0.6)	—	—
Changes in (net of effects of acquisition):		—
Accounts receivable	—	(711.1)	8.9	(63.1)	720.4	(44.9)
Inventories	—	29.8	48.6	22.3	—	100.7
Accrued income taxes	—	(26.4)	—	—	—	(26.4)
Accounts payable and accrued expenses	—	39.4	679.6	(23.4)	(720.4)	(24.8)
Customer advances—net	—	(150.3)	(42.3)	(62.8)	—	(255.4)
Other—net	(0.1)	1.5	(0.8)	6.3	—	6.9

Net cash provided by (used in) operating activities	(1,109.8)	362.5	728.6	64.7	—	46.0

Investing Activities:
Additions to property, plant and equipment	—	(48.1)	(38.4)	(17.8)	—	(104.3)
Proceeds from sale of property, plant and equipment	—	9.6	—	—	—	9.6
Purchases of short-term securities	—	(25.5)	—	—	—	(25.5)
Sales and maturities of short-term and auction rate securities	—	218.7	—	—	—	218.7
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,721.4)			543.6	(3,177.8)
Other—net	—	0.2	—	30.0	—	30.2

Net cash provided by (used in) investing activities	—	(3,403.1)	(38.4)	12.2	543.6	(2,885.7)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—		5,197.2
Payments of long-term debt	—	(2,614.2)	(744.5)	—		(3,358.7)
Financing fees	(41.3)	(166.5)	—	—	—	(207.8)
Dividends paid on common stock	(12.0)	—	(20.0)	—	—	(32.0)
Dividends to / from affiliates	12.0	(12.0)	—	—	—	—
Distributions to noncontrolling interest	—	—	(5.8)	—	—	(5.8)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	0.5	—	—	—	—	0.5
Excess tax benefit from stock-based compensation	0.6	—	—	—	—	0.6
Other—net	—	—	19.3	(19.3)	—	—

Net cash provided by (used in) financing activities	1,109.8	2,404.5	(751.0)	(19.3)	—	2,744.0

Effect of exchange rate changes on cash and cash equivalents	—	3.9	—	(3.9)	—	—

Increase (decrease) in cash and cash equivalents	—	(632.2)	(60.8)	53.7	543.6	(95.7)
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$30.8	$127.3	$443.3	$—	$601.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$938.7	$—	$151.7	$(99.4)	$991.0
Cost of sales	—	545.9	—	50.1	(32.0)	564.0

Gross margin	—	392.8	—	101.6	(67.4)	427.0
Selling, general and administrative	0.8	15.5	—	0.2	—	16.5
Other operating—net	7.9	7.4	—	—	—	15.3

Operating earnings (loss)	(8.7)	369.9	—	101.4	(67.4)	395.2
Interest expense	—	0.3	—	0.1	(0.1)	0.3
Interest income	—	(0.7)	—	(0.1)	0.1	(0.7)
Net (earnings) loss of wholly-owned subsidiaries	(216.3)	1.5	—	—	214.8	—
Other non-operating—net	—	(0.1)	—	—	—	(0.1)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	207.6	368.9	—	101.4	(282.2)	395.7
Income tax provision (benefit)	(5.4)	152.6	—	(0.4)	—	146.8
Equity in loss of unconsolidated affiliates—net of taxes	—	—	—	(0.7)	—	(0.7)

Net earnings	213.0	216.3	—	101.1	(282.2)	248.2
Less: Net earnings attributable to the noncontrolling interest	—	—	—	102.6	(67.4)	35.2

Net earnings attributable to common stockholders	$213.0	$216.3	$—	$(1.5)	$(214.8)	$213.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,583.8	$—	$272.6	$(184.8)	$1,671.6
Cost of sales	—	1,049.6	—	101.7	(69.0)	1,082.3

Gross margin	—	534.2	—	170.9	(115.8)	589.3
Selling, general and administrative	1.1	30.4	—	0.4	—	31.9
Other operating—net	24.0	14.5	—	—	—	38.5

Operating earnings (loss)	(25.1)	489.3	—	170.5	(115.8)	518.9
Interest expense	—	0.7	—	0.2	(0.2)	0.7
Interest income	—	(1.8)	—	(0.4)	0.2	(2.0)
Net (earnings) loss of wholly-owned subsidiaries	(293.8)	1.8	—	—	292.0	—
Other non-operating—net	—	(0.4)	—	—	—	(0.4)

Earnings before income taxes and equity in
earnings (loss) of non-operating affiliates	268.7	489.0	—	170.7	(407.8)	520.6
Income tax provision (benefit)	(7.0)	195.2	—	(0.2)	—	188.0
Equity in loss of non-operating affiliates—net of taxes	—	—	—	(1.4)	—	(1.4)

Net earnings	275.7	293.8	—	169.5	(407.8)	331.2
Less: Net earnings attributable to the noncontrolling interest	—	—	—	171.3	(115.8)	55.5

Net earnings attributable to common stockholders	$275.7	$293.8	$—	$(1.8)	$(292.0)	$275.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$663.0	$—	$34.1	$—	$697.1
Short-term investments	—	185.0	—	—	—	185.0
Accounts receivable	—	93.2	—	256.0	(181.8)	167.4
Inventories—net	—	188.6	—	19.2	—	207.8
Prepaid income taxes	—	14.7	—	—	—	14.7
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	9.5	—	1.6	—	11.1

Total current assets	2.2	1,154.0	—	310.9	(184.0)	1,283.1
Property, plant and equipment—net	—	745.2	—	48.6	—	793.8
Asset retirement obligation escrow account	—	36.5	—	—	—	36.5
Investments in and advances to unconsolidated affiliates	1,672.2	90.6	—	44.5	(1,761.7)	45.6
Investments in auction rate securities	—	133.9	—	—	—	133.9
Investment in marketable equity securities	—	160.2	—	—	—	160.2
Due from affiliates	54.5	—	—	1.0	(55.5)	—
Goodwill	—	0.9	—	—	—	0.9
Other assets	—	35.1	—	5.8	—	40.9

Total assets	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$151.2	$—	$24.2	$(2.9)	$172.5
Customer advances	—	159.5	—	—	—	159.5
Deferred income taxes	—	53.7	—	—	(1.1)	52.6
Distributions payable to noncontrolling interest	—	—	—	271.0	(178.9)	92.1
Other	—	3.1	—	—	—	3.1

Total current liabilities	—	367.5	—	295.2	(182.9)	479.8

Notes payable	—	—	—	13.8	(9.1)	4.7
Deferred income taxes	—	70.2	—	(0.9)	(1.0)	68.3
Due to affiliates	—	55.5	—	—	(55.5)	—
Other noncurrent liabilities	—	191.0	—	6.3	(0.1)	197.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.5	—	—	0.1	(0.1)	0.5
Paid-in capital	723.5	739.8	—	43.7	(783.5)	723.5
Retained earnings (Accumulated deficit)	1,048.1	975.6	—	(5.1)	(970.5)	1,048.1
Accumulated other comprehensive income (loss)	(43.2)	(43.2)	—	(7.6)	50.8	(43.2)

Total stockholders' equity	1,728.9	1,672.2	—	96.4	(1,768.6)	1,728.9
Noncontrolling interest	—	—	—	—	16.0	16.0

Total equity	1,728.9	1,672.2	—	96.4	(1,752.6)	1,744.9

Total liabilities and equity	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$275.7	$293.8	$—	$169.5	$(407.8)	$331.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	39.8	—	6.5	—	46.3
Deferred income (benefit) taxes	—	46.6	—	(1.0)	—	45.6
Stock compensation expense	3.0	—	—	—	—	3.0
Excess tax benefit from stock-based compensation	(0.9)	—	—	—	—	(0.9)
Unrealized (gain) loss on derivatives	—	(82.9)	—	—	—	(82.9)
Inventory valuation allowance	—	(32.0)	—	—	—	(32.0)
Loss (gain) on disposal of property, plant and equipment	—	0.8	—	—	—	0.8
Undistributed (earnings) loss of affiliates—net of taxes	(293.9)	(113.9)		1.4	407.8	1.4
Due to / from affiliates—net	14.0	(14.1)		0.1	—	—
Changes in:
Accounts receivable	—	(68.3)	—	108.7	—	40.4
Inventories	—	397.3	—	9.8	—	407.1
Accrued income taxes	—	36.5	—	—	—	36.5
Accounts payable and accrued expenses	—	(20.7)	—	(11.6)	—	(32.3)
Customer advances—net	—	(276.9)	—	—	—	(276.9)
Other—net	—	(0.5)	—	0.4	—	(0.1)

Net cash provided by (used in) operating activities	(2.1)	205.5	—	283.8	(0.0)	487.2

Investing Activities:
Additions to property, plant and equipment	—	(118.3)	—	(8.6)	—	(126.9)
Proceeds from sale of property, plant and equipment	—	5.3	—	—	—	5.3
Purchases of short-term securities	—	(105.0)	—	—	—	(105.0)
Sales and maturities of short-term and auction rate securities	—	52.4	—	—	—	52.4
Deposit to asset retirement obligation escrow account	—	(7.5)	—	—	—	(7.5)

Net cash provided by (used in) investing activities	—	(173.1)	—	(8.6)	—	(181.7)

Financing Activities:
Dividends paid on common stock	(9.6)	—	—	—	—	(9.6)
Dividends to / from affiliates	9.7	(9.7)				—
Distributions to noncontrolling interest	—	204.6	—	(316.9)	—	(112.3)
Issuances of common stock under employee stock plans	1.1	—	—	—	—	1.1
Excess tax benefit from stock-based compensation	0.9	—	—	—	—	0.9

Net cash provided by (used in) financing activities	2.1	194.9	—	(316.9)	—	(119.9)

Effect of exchange rate changes on cash and cash equivalent	—	(16.7)	—	22.2	—	5.5
Increase (decrease) in cash and cash equivalents	—	210.6	—	(19.5)	—	191.1
Cash and cash equivalents at beginning of period	—	578.4	—	46.6	—	625.0

Cash and cash equivalents at end of period	$—	$789.0	$—	$27.1	$—	$816.1

CF INDUSTRIES HOLDINGS, INC.

26.   Subsequent Event

        In August 2010, we reached an agreement with the U.S. EPA and the Florida Department of Environmental Protection (FDEP) on the terms of a Consent Decree involving the Company's Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA) (see Note 23—Contingencies). The Consent Decree will require the Company to pay a penalty of approximately $700,000, to modify certain operating practices, and to undertake certain capital improvement projects (including a modification to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants). The Consent Decree also requires the Company to provide financial assurance beyond the Company's current obligations under Florida law to fund closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. We expect to provide financial assurance by funding a trust fund, although the required funding may be reduced if the Company meets certain financial metrics in the future. Within 30 days of the Court's approval of the Consent Decree, we must deposit approximately $55 million into the trust fund, plus transfer approximately $27 million from our existing asset retirement obligation escrow account, resulting in a total deposit into the trust fund of approximately $82 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the settlement. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012, unless the funding obligation is reduced as noted above. Additional funding may be required in the future should the estimate of total closure and maintenance costs change. Before the Court approves the Consent Decree, the proposed Consent Decree will be subject to a 30-day public comment period. Subject to the comments received by the U.S. Department of Justice, we expect that the Consent Decree will be entered by the Court in the fall of 2010.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2010 Compared to the Second Quarter of 2009

  •
  Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

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

        Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also serve off-shore markets from our joint-venture production facilities in the Republic of Trinidad and Tobago and the United Kingdom, as well as through exports of nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

CF INDUSTRIES HOLDINGS, INC.

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

        Terra's financial results have been included in our consolidated financial results since the acquisition date of April 5, 2010. The operating results of the former Terra operations are included in the nitrogen segment. The total purchase price was $4.6 billion and we acquired the following assets:

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

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago serving international nitrogen markets, and a 50% interest in an ammonia storage joint venture located in Houston, Texas; and

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets.

        Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 4 and 19 to our unaudited consolidated financial statements and in the section titled "Acquisition of Terra Industries Inc." later in this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $105.1 million in the second quarter of 2010 compared to net earnings of $213.0 million in the same quarter of 2009. Our results for the second quarter of 2010 included:

  •
  $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan;

  •
  a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon sale of Terra's product inventory due to revaluing it to fair value under purchase accounting;

  •
  a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 7.75% Unsecured Senior Notes due in 2019 (2019 Notes);

  •
  a net $15.1 million pre-tax unrealized mark-to-market gain ($9.3 million after tax) on natural gas derivatives; and

  •
  $9.3 million ($5.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra and $10.9 million (no tax impact) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

    Net earnings attributable to common stockholders of $213.0 million for the second quarter of 2009 included a net $34.3 million pre-tax unrealized mark-to-market gain ($20.3 million after tax) on natural gas derivatives, $14.4 million ($8.5 million after tax) of business combination related expense associated with our acquisition of Terra, costs associated with responding to Agrium Inc.'s (Agrium) proposed acquisition of CF Holdings and development costs of our proposed nitrogen complex in Peru, and a $5.0 million non-cash inventory valuation charge ($3.0 million after tax) associated with our potash inventory.

  •
  Our gross margin decreased $30.2 million, or 7%, to $396.8 million in the second quarter of 2010 from $427.0 million in the same quarter of 2009. The gross margin increased by $140.0 million due to the acquisition of Terra. The impact of Terra, lower realized natural gas costs and higher nitrogen sales volumes were more than offset by lower average nitrogen fertilizer selling prices and lower unrealized mark-to-market gains on natural gas derivatives.

  •
  Our net sales increased $316.9 million, or 32%, to $1.3 billion in the second quarter of 2010 from $991.0 million in the second quarter of last year. The increase in net sales was due primarily to the inclusion of $526.3 million of Terra net sales, higher average phosphate fertilizer selling prices and higher nitrogen sales volume, partially offset by lower average nitrogen selling prices and lower phosphate sales volume. Total sales volume increased 1.8 million tons, or 72%, in the second quarter of 2010 to 4.4 million tons as compared to the second quarter of 2009, due primarily to the acquisition of Terra Industries, which added 2.0 million tons to sales volume.

  •
  Cash flow from operations decreased $441.2 million, or 91%, to $46.0 million during the first six months of 2010 compared to the same period of 2009 due to an increase in cash invested in working capital, particularly due to a decrease in customer advances, at June 30, 2010 and lower operating results due primarily to expenses associated with the acquisition of Terra.

  •
  We paid cash dividends of $32.0 million and $9.6 million in the first six months of 2010 and 2009, respectively. The increase in cash dividends was due primarily to cash dividends of

CF INDUSTRIES HOLDINGS, INC.

    $20.1 million declared by Terra prior to the April 5, 2010 acquisition that were paid subsequent to the acquisition date.

  •
  Net earnings attributable to common stockholders of $100.7 million for the six months ended June 30, 2010 were $175.0 million less than net earnings attributable to common stockholders in the comparable period of 2009. Our results for the six months ended June 30, 2010 included:

  •
  $149.7 million ($147.7 million after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru;

  •
  $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan;

  •
  a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock;

  •
  a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting;

  •
  a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes;

  •
  $9.3 million ($5.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra; and

  •
  a net $3.9 million pre-tax unrealized mark-to-market gain ($2.4 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended June 30,				Six months ended June 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except per share amounts)
Net sales	$1,307.9	$991.0	$316.9	32%	$1,810.3	$1,671.6	$138.7	8%
Cost of sales	911.1	564.0	347.1	62%	1,284.5	1,082.3	202.2	19%

Gross margin	396.8	427.0	(30.2)	(7)%	525.8	589.3	(63.5)	(11)%
Selling, general and administrative	28.3	16.5	11.8	72%	44.5	31.9	12.6	39%
Restructuring and integration costs	9.3	—	9.3	N/M	9.3	—	9.3	N/M
Equity in earnings of operating affiliates	(1.5)	—	(1.5)	N/M	(1.5)	—	(1.5)	N/M
Other operating—net	10.3	15.3	(5.0)	(33)%	149.6	38.5	111.1	289%

Operating earnings	350.4	395.2	(44.8)	(11)%	323.9	518.9	(195.0)	(38)%
Interest expense	111.9	0.3	111.6	N/M	112.3	0.7	111.6	N/M
Interest income	(0.4)	(0.7)	0.3	(43)%	(0.7)	(2.0)	1.3	(65)%
Loss on extinguishment of debt	17.0	—	17.0	N/M	17.0	—	17.0	N/M
Other non-operating—net	0.2	(0.1)	0.3	N/M	(28.1)	(0.4)	(27.7)	N/M

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	221.7	395.7	(174.0)	(44)%	223.4	520.6	(297.2)	(57)%
Income tax provision	89.9	146.8	(56.9)	(39)%	85.5	188.0	(102.5)	(55)%
Equity in earnings (loss) of non-operating affiliates—net of taxes	4.8	(0.7)	5.5	N/M	4.9	(1.4)	6.3	N/M

Net earnings	136.6	248.2	(111.6)	(45)%	142.8	331.2	(188.4)	(57)%
Less: Net earnings attributable to noncontrolling interest	31.5	35.2	(3.7)	(11)%	42.1	55.5	(13.4)	(24)%

Net earnings attributable to common stockholders	$105.1	$213.0	$(107.9)	(51)%	$100.7	$275.7	$(175.0)	(63)%

Diluted net earnings per share attributable to common stockholders	$1.54	$4.33	$(2.79)		$1.71	$5.61	$(3.90)
Diluted weighted average common shares outstanding	68.2	49.2	18.9		58.8	49.2	9.6
Dividends declared per common share	$0.10	$0.10	$—		$0.20	$0.20	$—

Second Quarter of 2010 Compared to the Second Quarter of 2009

Consolidated Operating Results

        Our total gross margin decreased by $30.2 million to $396.8 million for the second quarter of 2010 from $427.0 million for the comparable period of 2009 due primarily to lower gross margin in the nitrogen segment. In the nitrogen segment, the gross margin decreased by $35.7 million to $367.5 million for the second quarter of 2010 compared to $403.2 million in the second quarter of 2009. Gross margin increased by $140.0 million due to the acquisition of Terra. The impact of Terra, lower realized natural gas costs and higher nitrogen sales volumes were more than offset by lower average nitrogen selling prices and lower unrealized mark-to-market gains on natural gas derivatives. In the phosphate segment, gross margin increased by $5.5 million to $29.3 million for the second quarter of 2010 from $23.8 million for the comparable period of 2009 due primarily to losses that were incurred on the sale of potash in the second quarter of 2009. In the second quarter of 2010, higher phosphate fertilizer raw material costs essentially offset higher average phosphate fertilizer selling

CF INDUSTRIES HOLDINGS, INC.

prices. The net earnings attributable to common stockholders of $105.1 million for the second quarter of 2010 included $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, a net $15.1 million pre-tax unrealized mark-to-market gain ($9.3 million after tax) on natural gas derivatives, $9.3 million ($5.7 million after tax) of integration costs associated with the acquisition of Terra, and $10.9 million (no tax impact) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

        Net earnings attributable to common stockholders of $213.0 million for the second quarter of 2009 included a net $34.3 million pre-tax unrealized mark-to-market gain ($20.3 million after tax) on natural gas derivatives, $14.4 million ($8.5 million after tax) of expense associated with our acquisition of Terra, costs associated with responding to Agrium's proposed acquisition of CF Holdings and development costs of our proposed nitrogen complex in Peru, and a $5.0 million non-cash inventory valuation charge ($3.0 million after tax) associated with our potash inventory.

Net Sales

        Our net sales increased 32% to $1.3 billion in the second quarter of 2010 from $991.0 million in the second quarter of 2009. The increase in net sales was due primarily to the inclusion of $526.3 million of Terra net sales, higher average phosphate fertilizer selling prices and higher nitrogen sales volume, partially offset by lower average nitrogen fertilizer selling prices and lower phosphate sales volume. Total sales volume increased 1.8 million tons, or 72%, in the second quarter of 2010 to 4.4 million tons compared to 2.6 million tons in the second quarter of 2009. This increase was due primarily to the acquisition of Terra, which contributed an additional 2.0 million tons of sales in the second quarter. In the nitrogen segment, net sales increased $367.8 million, or 49%, to $1.1 billion in the second quarter of 2010 compared to $755.0 million in the same quarter last year due primarily to the acquisition of Terra, partially offset by lower average nitrogen fertilizer selling prices. Average nitrogen fertilizer selling prices decreased from $402 per ton in the second quarter of 2009 to $286 per ton in the second quarter of 2010. Nitrogen segment sales volumes increased 109%, or 2.0 million tons from the second quarter of 2009 due primarily to the acquisition of Terra. In the phosphate segment, net sales decreased 22% to $185.1 million in the second quarter of 2010 compared to $236.0 million in the second quarter of 2009 due to lower sales volumes, partially offset by higher average phosphate fertilizer selling prices which increased by 29% compared to the same quarter in 2009. Phosphate segment sales volume in the second quarter of 2010 decreased by 215,000 tons, or 32%, from the same period in 2009 as no potash sales were made during 2010 and export sales volume declined. We sold approximately 106,000 tons of potash during the second quarter of 2009. Abnormally high inventories entering the second quarter of 2009 led us to export substantial quantities of DAP in that period. In contrast, our inventories were substantially less entering the second quarter of 2010.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $192 per ton in the second quarter of 2010 compared to $187 per ton in the same quarter of 2009, or an increase of 3%. Phosphate segment cost of sales averaged $339 per ton in the second quarter of 2010 compared to $315 per ton in the second quarter of the prior year, an increase of 8%, due mainly to higher raw material costs.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $11.8 million to $28.3 million in the second quarter of 2010 from $16.5 million in the same quarter of 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $9.3 million of expenses incurred during the second quarter of 2010 to integrate the operations of Terra and CF Industries.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the second quarter of 2010 consists of our 50% share of the operating results of PLNL, and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the acquisition of Terra.

Other Operating—Net

        Other operating—net decreased $5.0 million to $10.3 million in the second quarter of 2010 compared to $15.3 million in the second quarter of 2009. This decrease was due primarily to lower project development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $111.5 million in the second quarter of 2010 compared to $0.4 million of net interest income in the same quarter of 2009. The increase was due primarily to interest expense and amortization of debt issuance costs associated with our senior secured bridge facility, senior secured term facility and senior notes. Interest expense includes $59.0 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million, as the notes were revalued to fair value under purchase accounting.

Income Taxes

        Our income tax provision for the three months ended June 30, 2010 was $89.9 million compared to a tax provision of $146.8 million for the same period in 2009. The effective tax rate for the three months ended June 30, 2010 based on the reported tax provision of $89.9 million and reported pre-tax income of $221.7 million was 40.6%. This compares to 37.1% in the prior year. The effective tax rate for the three months ended June 30, 2010 based on pre-tax income exclusive of the noncontrolling interest was 47.3%. This compares to 40.7% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from an increase in non-deductible costs associated with our acquisition of Terra and Peru development activities. See Note 14 to our unaudited consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes in the second quarter of 2010 consists of our share of the operating results of our unconsolidated joint venture interests including Keytrade and GrowHow.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and net earnings attributable to the interest of the publicly held common units of TNCLP. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. During the second quarter of 2010, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $1.54 in the second quarter of 2010 from $4.33 per share in the comparable quarter of 2009 due primarily to the decrease in net earnings attributable to common stockholders and the increase in the diluted weighted average common shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated Operating Results

        Our total gross margin decreased $63.5 million, or 11%, to $525.8 million for the six months ended June 30, 2010 from $589.3 million for the comparable period of 2009 due to reduced gross margin in the nitrogen segment. In the nitrogen segment, the gross margin decreased by $107.8 million to $464.8 million for the first six months of 2010 compared to $572.6 million in the first six months of 2009. Nitrogen segment gross margin increased $140.0 million due to the Terra acquisition. The impact of Terra and lower realized natural gas costs increased the nitrogen segment gross margin. This increase was more than offset by lower average nitrogen selling prices and the negative effect of an $88.4 million change in the unrealized mark-to-market on natural gas derivatives. In the phosphate segment, gross margin increased by $44.3 million to $61.0 million for the six months ended June 30, 2010 compared to $16.7 million for the six months ended June 30, 2009, due primarily to losses on potash sold during the first half of 2009. The net earnings attributable to common stockholders of $100.7 million for the six months ended June 30, 2010 included $149.7 million ($147.7 after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru, $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, $9.3 million ($5.7 million after tax) of integration costs associated with the acquisition of Terra, and a net $3.9 million pre-tax unrealized mark-to-market gain ($2.4 million after tax) on natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

        Our net sales increased 8% to $1.8 billion in the six months ended June 30, 2010 from $1.7 billion in the six months ended June 30, 2009. This $138.7 million increase was due primarily to the inclusion of net sales of $526.3 million related to our acquisition of Terra and higher nitrogen sales volume, partially offset by lower average nitrogen fertilizer selling prices and phosphate sales volume. Total sales volume increased 1.8 million tons, or 40% in the first six month of 2010 to 6.1 million tons, compared to 4.3 million tons in the first six months of 2009. This increase is due primarily to the Terra acquisition which contributed 2.0 million tons. In the nitrogen segment, net sales increased $238.6 million, or 20%, to $1.4 billion in the six months ended June 30, 2010 compared to $1.2 billion in the six months ended June 30, 2009, due primarily to the acquisition of Terra, partially offset by lower average nitrogen fertilizer selling prices. Average nitrogen fertilizer selling prices decreased from $385 per ton in the six months ended June 30, 2009 to $283 per ton in the six months ended June 30, 2010. Nitrogen segment sales volume in the six months ended June 30, 2010 increased 63%, or 2.0 million tons, from the six months ended June 30, 2009 due to the acquisition of Terra. In the phosphate segment, net sales decreased 22% to $360.5 million in the six months ended June 30, 2010 compared to $460.4 million in the six months ended June 30, 2009 due to lower sales volumes, partially offset by phosphate fertilizer selling prices which increased by 5% compared to the same period in 2009. Phosphate segment sales volume in the six months ended June 30, 2010 decreased by 22% from the same period in 2009 as no potash sales were made during 2010 and export sales volume declined.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $192 per ton in the first half of 2010 compared to $203 per ton in the same period of 2009. This 5% decrease was due primarily to lower realized natural gas costs, partially offset by a $3.9 million unrealized mark-to-market gain on natural gas derivatives in the first half of 2010 compared to a $82.9 million gain in the prior year period. Phosphate segment cost of sales averaged $319 per ton in the first half of 2010 compared to $369 per ton in the first half of the prior year, a decrease of 14%, due primarily to the inclusion of higher cost purchased potash in the phosphate segment in 2009 and lower phosphate fertilizer raw material costs in 2010.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $12.6 million to $44.5 million in the first half of 2010 from $31.9 million in the same period of 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $9.3 million of expenses incurred during the second quarter of 2010 to integrate the operations of Terra and CF Industries.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first six months of 2010 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the Terra acquisition.

Other Operating—Net

        Other operating—net increased $111.1 million to $149.6 million in the first half of 2010 compared to $38.5 million in the same period of 2009. This increase was due primarily to $149.7 million of costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA, the cost of responding to Agrium's proposed acquisition of CF Holdings, and project development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $111.6 million in the six months ended June 30, 2010 compared to $1.3 million of net interest income in the comparable quarter of 2009. The change was due primarily to interest expense and amortization of debt issuance costs associated with our senior secured bridge facility, senior secured term facility and senior notes. Interest expense includes $59.0 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Income Taxes

        Our income tax provision for the six months ended June 30, 2010 was $85.5 million compared to $188.0 million for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 based on the reported tax provision of $85.5 million and reported pre-tax income of $223.4 million was 38.3%. This compares to 36.1% in the prior year. The effective tax rate for the six months ended June 30, 2010 based on pre-tax income exclusive of the noncontrolling interest was 47.2%. This compares to 40.4% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from an increase in non-deductible costs associated with our acquisition of Terra and Peru project development activities. See Note 14 to our unaudited consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for the first six months of 2010 consists of our share of the operating results of unconsolidated joint venture interests in Keytrade and GrowHow since the acquisition of Terra.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the interest of the publicly held common units of TNCLP. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. During the second quarter of 2010, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $1.71 in the first six months of 2010 from $5.61 per share in the comparable period of 2009 due primarily to the decrease in net earnings attributable to common stockholders and the increase in diluted weighted average shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended June 30,				Six months ended June 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$1,122.8	$755.0	$367.8	49%	$1,449.8	$1,211.2	$238.6	20%
Cost of sales	755.3	351.8	403.5	115%	985.0	638.6	346.4	54%

Gross margin	$367.5	$403.2	$(35.7)	(9)%	$464.8	$572.6	$(107.8)	(19)%
Gross margin percentage	33%	53%			32%	47%
Tons of product sold (000s)	3,932	1,878	2,054	109%	5,130	3,143	1,987	63%
Sales volume by product (000s)
Ammonia(1)	1,190	481	709	147%	1,379	614	765	125%
Urea	851	714	137	19%	1,449	1,447	2	0%
UAN(2)	1,562	651	911	140%	1,966	1,048	918	88%
AN	263	—	263	N/M	263	—	263	N/M
Other nitrogen products	66	32	34	105%	73	34	39	114%
Average selling price per ton by product
Ammonia	$380	$696	$(316)	(45)%	$372	$660	$(288)	(44)%
Urea	292	295	(3)	(1)%	298	331	(33)	(10)%
UAN	220	316	(96)	(30)%	217	309	(92)	(30)%
AN	213	—	213	N/M	213	—	213	N/M
Cost of natural gas (per MMBtu)(3)	$4.42	$4.75	$(0.33)	(7)%	$4.66	$5.94	$(1.28)	(22)%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$3.99	$3.69	$0.30	8%	$4.86	$4.14	$0.72	17%
Depreciation and amortization	$72.6	$15.3	$57.3	375%	$88.2	$28.3	$59.9	212%
Capital expenditures	$60.5	$31.5	$29.0	92%	$77.0	$87.2	$(10.2)	(12)%
Production volume by product (000s)
Ammonia(4)	1,717	799	918	115%	2,588	1,476	1,112	75%
Granular urea	639	609	30	5%	1,242	1,222	20	2%
UAN (32%)	1,320	520	800	154%	1,865	945	920	97%
AN	274	—	274		274	—	274

(1)
Includes export sales of 23,000 tons for the six months ended June 30, 2010. There were no export sales in the second quarter of 2010 or in the six months ended June 30, 2009.

(2)
Includes export sales of 35,000 and 65,000 tons for the three months and six months ended June 30, 2010, respectively. Export sales for the three and six months ended June 30, 2009 were 125,000 and 155,000, respectively.

(3)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(4)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2010 Compared to the Second Quarter of 2009

        Net Sales.    Nitrogen segment net sales increased $367.8 million, or 49%, to $1.1 billion in the second quarter of 2010 compared to $755.0 million in the same quarter of last year due primarily to the acquisition of Terra, which increased net sales by $526.3 million, and higher sales volume. This increase was partially offset by lower average selling prices. Ammonia and UAN average selling prices declined in the second quarter of 2010 from the same quarter of 2009 as the prior year period benefited from substantial sales volume that had been contracted under our FPP at earlier dates and higher prices. Nitrogen fertilizer sales volume in the second quarter of 2010 increased 2.0 million tons from the corresponding period of 2009 due primarily to the acquisition of Terra. Ammonia sales volume increased during the second quarter of 2010 compared to the second quarter of 2009 due to strong spring pre-plant application resulting from favorable weather and soil conditions, a solid side-dress season, and an increase in industrial sales. Urea sales volume also increased in the second quarter of 2010 as compared to the same period in 2009 as domestic demand increased. UAN sales volume increased in the second quarter compared to the prior year period due primarily to the Terra acquisition, partially offset by ammonia sales and customer hesitancy to carry inventory beyond the spring season.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $192 per ton in the second quarter of 2010 compared to $187 per ton in the second quarter of 2009. We recognized a net $15.1 million unrealized mark-to-market gain on natural gas derivatives in the second quarter of 2010 compared to a net $34.3 million unrealized mark-to-market gain in the same period of 2009. The overall weighted-average cost of natural gas supplied to our nitrogen facilities, including realized gains and losses on derivatives, declined by 7% in the second quarter of 2010 versus the comparable period of 2009. Although spot prices on natural gas increased in the second quarter of 2010 compared to the second quarter of 2009, the impact of realized hedges reduced the net effective cost of natural gas in the second quarter of 2010 compared to 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

        Net Sales.    Nitrogen segment net sales increased $238.6 million, or 20%, to $1.4 billion in the six months ended June 30, 2010 compared to $1.2 billion in the same period of last year due primarily to the acquisition of Terra, which increased net sales by $526.3 million, partially offset by lower average selling prices across all nitrogen products. During the six months ended June 30, 2009, we benefited from substantial sales volume that had been contracted under our FPP at earlier dates and higher prices. Nitrogen fertilizer sales volume in the first half of 2010 increased 2.0 million tons from the corresponding period of 2009 due primarily to the acquisition of Terra. Ammonia sales volume increased significantly during the first half of 2010 compared to the first half of 2009 due primarily to the Terra acquisition, strong spring applications due to favorable weather and soil conditions, and stronger industrial sales. Urea sales volume was virtually unchanged in the first six months of 2010 as compared to the same period in 2009. UAN sales volumes increased in the six months ended June 30, 2010 compared to the prior year period due primarily to the Terra acquisition, but was offset partially by lower export sales and the shift towards ammonia application.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $192 per ton in the six months ended June 30, 2010 compared to $203 per ton in the same period of 2009. The 5% decrease was due primarily to lower realized natural gas costs, partially offset by a $3.9 million unrealized mark-to-market gain on natural gas derivatives in the first half of 2010 compared to a $82.9 million gain in the prior year period. The overall weighted-average cost of natural gas supplied to our nitrogen facilities, including realized gains and losses on derivatives, declined by 22% in the first half of 2010 versus the comparable period of 2009. Although spot prices on natural gas increased in the

CF INDUSTRIES HOLDINGS, INC.

first half of 2010 compared to the first half of 2009, the impact of realized hedges reduced the net effective cost of natural gas in the first six months of 2010 compared to 2009.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products. We sold potash in 2009 and included those sales in the phosphate segment, as shown separately below. Within the following segment discussion, the term phosphate fertilizer is used to delineate the results of our DAP and MAP products within the segment's results.

	Three months ended June 30,				Six months ended June 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$185.1	$236.0	$(50.9)	(22)%	$360.5	$460.4	$(99.9)	(22)%
Cost of sales	155.8	212.2	(56.4)	(27)%	299.5	443.7	(144.2)	(32)%

Gross margin	$29.3	$23.8	$5.5	23%	$61.0	$16.7	$44.3	265%
Gross margin percentage	16%	10%			17%	4%
Gross margin by product
DAP/MAP	29.3	33.0	(3.7)	(11)%	61.0	51.5	9.5	18%
Potash	—	(9.2)	9.2		—	(34.8)	34.8
Gross margin percentage by product
DAP/MAP	16%	19%			17%	13%
Potash	—	(16)%			—	(59)%
Tons of product sold (000s)	459	674	(215)	(32)%	939	1,201	(262)	(22)%
Sales volume by product (000s)
DAP	355	469	(114)	(24)%	729	914	(185)	(20)%
MAP	104	99	5	5%	210	181	29	16%
Potash	—	106	(106)		—	106	(106)
Domestic vs. export sales of DAP/MAP (000s)
Domestic	217	315	(98)	(31)%	606	655	(49)	(7)%
Export	242	359	(117)	(33)%	333	546	(213)	(39)%
Average selling price per ton by product
DAP	$400	$304	$96	32%	$380	$359	$21	6%
MAP	414	346	68	20%	397	400	(3)	(1)%
Potash	—	558	(558)		—	560	(560)
Depreciation, depletion and amortization	$12.6	$8.6	$4.0	47%	$24.7	$16.9	$7.8	46%
Capital expenditures	$14.4	$23.7	$(9.3)	(39)%	$26.8	$39.5	$(12.7)	(32)%
Production volume by product (000s)
Phosphate rock	877	786	91	12%	1,598	1,354	244	18%
Sulfuric acid	619	592	27	5%	1,196	1,081	115	11%
Phosphoric acid as P2O5(1)	230	251	(21)	(8)%	451	448	3	1%
DAP/MAP	454	503	(49)	(10)%	892	893	(1)	—

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

Second Quarter of 2010 Compared to the Second Quarter of 2009

        Net Sales.    Phosphate segment net sales decreased 22% to $185.1 million in the second quarter of 2010 from $236.0 million in the second quarter of 2009 due to lower sales volume, partially offset by higher average phosphate fertilizer selling prices. Our total volume of phosphate fertilizer sales of 459,000 tons in the second quarter of 2010 was 19% lower than in the comparable period in 2009 due to lower DAP sales. Abnormally high inventories entering the second quarter of 2009 led us to export substantial quantities of DAP in that period. In contrast our inventories were substantially less entering the second quarter of 2010. Phosphate segment results in 2009 included 106,000 tons of potash fertilizer sales. Average phosphate fertilizer selling prices for the second quarter of 2010 increased by 29% compared to the second quarter of last year due to higher demand reflecting farm-level requirements.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $339 per ton in the second quarter of 2010 compared to $254 per ton in the same quarter of the prior year. The 33% increase was due primarily to higher sulfur and ammonia costs included in cost of sales.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

        Net Sales.    Phosphate segment net sales decreased 22% to $360.5 million in the first half of 2010 from $460.4 million in the second quarter of 2009 due to lower sales volume, partially offset by higher average phosphate fertilizer selling prices. Our total volume of phosphate fertilizer sales of 939,000 tons in the six months ended June 30, 2010 was 14% lower than in the comparable period in 2009 also due primarily to lower export sales. The phosphate segment net sales included 106,000 tons of potash in the six months ended June 30, 2009. There were no potash sales in 2010. Average phosphate fertilizer selling prices for the first six months of 2010 increased by 5% compared to the same period of last year, resulting from increased demand and tight international supplies.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $319 per ton in both the first six months of 2010 and 2009.

Liquidity and Capital Resources

Overview

        During the second quarter of 2010, we used a significant portion of our cash and cash equivalents to finance the acquisition of Terra and pay related fees and expenses. We also incurred a significant amount of debt in connection with the transaction. See "Acquisition of Terra Industries Inc." and "Debt" within this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

        Generally, our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service requirements, investments and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices for our products, raw material costs, freight costs and seasonal factors inherent in the business.

        In the second quarter of 2010, our main sources of cash were from the issuance of long-term debt and common stock. The net proceeds from these offerings, in addition to cash on hand, were used to finance the acquisition of Terra.

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

Cash Balances

        As of June 30, 2010, we had cash and cash equivalents of $601.4 million and a $10.8 million current liability attributable to customer advances related to cash deposits received under our FPP. As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million and a $159.5 million current liability attributable to customer advances. See the section titled "Acquisition of Terra Industries Inc." later in this discussion and analysis for a description of certain events that occurred during the three months ended June 30, 2010.

Investments in Auction Rate Securities

        As of June 30, 2010, our investments in auction rate securities were reported at their fair value of $125.3 million, after reflecting a $4.7 million unrealized holding loss against a par value of $130.0 million. At December 31, 2009, our investments in auction rate securities totaled $133.9 million, after reflecting a $4.5 million unrealized holding loss against a par value of $138.4 million.

        Because the traditional auction process for auction rate securities has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first six months of 2010, $8.4 million of auction rate securities were either sold or redeemed at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        We completed a valuation of these investments at June 30, 2010 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The model takes into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we increased the unrealized holding loss recorded at December 31, 2009 by $0.2 million. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 8 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.4 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

Debt

        We incurred debt under our credit facilities consisting of a $2.0 billion senior secured term loan facility, a $500.0 million revolving credit facility and a $1.75 billion senior secured bridge loan facility, to finance the acquisition of Terra and pay related fees and expenses. See "Acquisition of Terra Industries Inc." later in this section. As of June 30, 2010 we had $1.0 billion of borrowings outstanding under our senior secured term loan facility (term loan facility) and $1.6 billion of outstanding senior notes. The term loan facility has a 5-year maturity. Interest is charged based on one of two alternatives available to us, both of which involve a base rate (with a minimum level) that may vary, plus an applicable margin. Principal amortization on the term loan facility is 1% annually with payments due quarterly. We are also required to repay the term loans annually to the extent of 50% of our excess cash flow, as defined in the agreement. Our senior notes were issued in two series of equal amounts of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        The Credit Agreement and Senior Notes indentures include representations and warranties, covenants and events of default, including requirements that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. As of June 30, 2010, we were in compliance with all such covenants. Our current credit ratings are as follows:

Rating Agency	Senior Notes	Term Loan Facility	Outlook
Moody's	B1	Ba1	Positive
Standard & Poor's	BB+	BBB	Stable

        In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements. Our credit ratings impact our future borrowing costs and access to capital markets.

        In September 2009, Terra commenced a cash tender offer and consent solicitation for the 7% senior notes due 2017 (2017 Notes). In October 2009, Terra announced completion of the tender offer and received tenders from holders of approximately $317.5 aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding notes. As of June 30, 2010, $13.0 million of the 2017 Notes remain outstanding.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.6 million as of June 30, 2010 compared to $4.7 million as of December 31, 2009.

CF INDUSTRIES HOLDINGS, INC.

        We have a revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of June 30, 2010, $482.9 million was available for borrowing under the revolving credit facility, reflecting $17.1 million of outstanding letters of credit and no outstanding borrowings thereunder. In connection with the Terra acquisition, our $250.0 million revolving credit facility was terminated.

        TNCLP has a revolving credit facility which is available for borrowings only by TNCLP of up to $50.0 million at any time. On April 2, 2010, TNCLP entered into a waiver relating to the TNCLP facility. The waiver provides for the waiver of the "change of control" event of default that would have resulted from our acquisition of more than 35% of Terra Industries Inc. outstanding common stock. The waiver was effective through July 1, 2010. On June 30, 2010, a second waiver was executed, extending the effective date through September 28, 2010. TNCLP's general partner, an indirect, wholly-owned subsidiary of the Company, is currently considering options to replace this facility. There can be no assurance, however, that this facility can be replaced on terms acceptable to us or at all. As of June 30, 2010, no amounts were outstanding under the TNCLP facility.

        See Note 19 to our unaudited consolidated financial statements for additional information regarding our outstanding indebtedness.

Forward Pricing Program (FPP)

        We use our FPP to reduce margin risk created by the volatility of fertilizer prices and natural gas costs. Through the program, we offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Unlike nitrogen fertilizer products sold under the FPP for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate fertilizer sold on a forward basis.

        Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of June 30, 2010 and December 31, 2009, we had approximately $10.8 million and $159.5 million, respectively, in customer advances on our consolidated balance sheet.

        While customer advances were a significant source of liquidity in the six months ended June 30, 2010 and 2009, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. Compared to higher historical levels, the lower level of forward orders as of June 30, 2010 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply. Since we generally match fixed price gas commitments to our nitrogen FPP orders, a lower level of FPP orders can result in a lower percentage of future natural gas

CF INDUSTRIES HOLDINGS, INC.

purchases with fixed prices and, therefore, increased exposure of our nitrogen fertilizer margins to changes in both fertilizer prices and natural gas prices.

        Under the FPP, a customer or we may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer or to us for storage. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. However, there was no significant impact from such transactions during the first six months of 2010. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

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

        As of June 30, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was less than $1.0 million. There was no cash collateral on deposit with counterparties for derivative contracts at June 30, 2010. The amount of collateral that we could have been required to post with derivative counterparties if we had failed to meet all credit risk contingent thresholds was insignificant as of June 30, 2010.

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

CF INDUSTRIES HOLDINGS, INC.

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

        We may be subject to additional financial assurance requirements in connection with the enforcement initiative concerning compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida phosphate fertilizer complex. A final settlement may require us to meet a specified financial test and/or contribute cash or other qualifying assets to a trust designated to fund closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. We are currently in negotiation with the United States Department of Justice and the United States Environmental Protection Agency on this aspect of the enforcement initiative. We believe this matter is likely to be resolved prior to the commencement of litigation by the United States. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity in our 2009 Annual Report on Form 10-K for additional information on financial assurance requirements.

Subsequent Event

        In August 2010, we reached an agreement with the U.S. EPA and the Florida Department of Environmental Protection (FDEP) on the terms of a Consent Decree involving the Company's Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA) matter described above. The Consent Decree will require the Company to pay a penalty of approximately $700,000, to modify certain operating practices, and to undertake certain capital improvement projects (including a modification to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants). The Consent Decree also requires the Company to provide financial assurance beyond the Company's current obligations under Florida law to fund closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. We expect to provide financial assurance by funding a trust fund, although the required funding may be reduced if the Company meets certain financial metrics in the future. Within 30 days of the Court's approval of the Consent Decree, we must deposit approximately $55 million into the trust fund, plus transfer approximately $27 million from our existing asset retirement obligation escrow account, resulting in a total deposit into the trust fund of approximately $82 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the settlement. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012, unless the funding obligation is reduced as noted above. Additional funding may be required in the future should the estimate of total closure and maintenance costs change. Before the Court approves the Consent Decree, the proposed Consent Decree will be subject to a 30-day public comment period. Subject to the comments received by the U.S. Department of Justice, we expect that the Consent Decree will be entered by the Court in the fall of 2010.

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

CF INDUSTRIES HOLDINGS, INC.

associated with compliance cannot currently be determined, and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed approximately $3.0 million to our pension plans in the six months ended June 30, 2010. We expect to contribute an additional $17.0 million to our pension plans during the remainder of 2010.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the six months ended June 30, 2010 was $46.0 million compared to $487.2 million in the same period of 2009. The $441.2 million decrease in cash provided by operating activities in the six months ended June 30, 2010 was due primarily to a $425.6 increase in cash invested in working capital and a $188.4 million decrease in net earnings. During the first six months of 2010, increased cash requirements to finance working capital related primarily to a $255.4 million decrease in customer advances. The decrease in customer advances is due to the lower level of forward orders as of June 30, 2010 compared to December 31, 2009.

Investing Activities

        Net cash used by investing activities was $2.9 billion for the six months ended June 30, 2010 compared to $181.7 million used in investing activities in the six months ended June 30, 2009. The $2.7 billion increase in cash used by investing activities was due primarily to the net cash consideration for the acquisition of Terra of $3.2 billion, partially financed by a $193.2 million increase in cash provided by net sales of short-term investments and redemptions of auction rate securities, and proceeds of $167.1 million from the sale of Terra Industries Inc. common stock prior to the acquisition. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis. Net cash expended for the purchase of property, plant and equipment decreased by $26.9 million in the first six months of 2010 to $94.7 million.

Financing Activities

        Net cash provided by financing activities was $2.7 billion in the six months ended June 30, 2010 compared to $119.9 million of cash used in the same period of 2009. The $2.9 billion increase in cash provided by financing activities was due primarily to $1.8 billion of net proceeds from the issuance of debt and $1.2 billion from the issuance of common stock in a public offering associated with our acquisition of Terra, partially offset by $0.2 billion of financing fees. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis for additional information.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Remainder of 2010	2011	2012	2013	2014	After 2014	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$9.3	$18.6	$18.6	$18.6	$18.6	$2,512.3	$2,596.0
Notes payable(2)	—	4.6	—	—	—	—	4.6
Interest payments on long-term debt and notes payable(1)	85.9	161.9	160.9	160.0	159.1	518.6	1,246.4
Other Obligations
Operating leases	36.8	53.9	39.9	19.8	13.7	23.9	188.0
Equipment purchases and plant improvements	33.2	15.5	19.9	—	—	—	68.6
Transportation(3)	24.2	28.3	17.8	15.9	14.0	165.3	265.5
Purchase obligations(4)(5)	369.9	232.3	112.4	110.4	107.7	416.3	1,349.0
Keytrade Commerical Agreement(6)	1.4	2.8	2.1	—	—	—	6.3
Contributions to Pension Plans(7)	17.1	—	—	—	—	—	17.1

Total(8)	$577.8	$517.9	$371.6	$324.7	$313.1	$3,636.4	$5,741.5

(1)
Based on debt balances and interest rates as of June 30, 2010. This table excludes any payments we may be required to make on our term loan from our excess cash flow as defined in the agreement.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2010 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at June 30, 2010. Also includes minimum commitments to purchase ammonia for resale and ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of June 30, 2010 and actual prices may differ. Liquid markets exist for the possible resale of the natural gas, and ammonia purchased for resale, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(5)
Purchase obligations do not include any amounts related to our financial derivatives (i.e. swaps or options) associated with natural gas purchases.

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

(8)
Excludes $128.3 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 14 to our unaudited consolidated financial statements included in this Form 10-Q and Note 12 to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Acquisition of Terra Industries Inc.

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation (Composite) with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the Company. The acquisition of Terra makes the Company a global leader in the nitrogen fertilizer industry, diversifies our asset base and increases our geographic reach and operational efficiency, as well as, significantly increases our scale and capital market presence.

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer (the Exchange Offer) and second-step merger (the Merger). All restricted stock under Terra's stock option plans and all other Terra equity-based compensation awards, whether vested or unvested as of April 5, 2010, became fully vested and converted into the right to receive cash of $45.93 per share. On April 5, 2010, following the initial expiration of the Exchange Offer, we acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, we completed the Merger in which Composite merged with and into Terra and Terra became an indirect, wholly-owned subsidiary of CF Holdings. In the Exchange Offer and Merger, CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of cash acquired, for 100% of Terra's common stock.

Acquisition financing and subsequent equity and debt offerings

        We funded the cash requirements of the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings in connection with the Terra acquisition.

        On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The proceeds of $1.1 billion, net of underwriting discounts and customary fees, were used to repay a portion of the senior secured bridge facility.

        On April 23, 2010, CF Industries, Inc. completed a public offering of senior notes in an aggregate principle amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under the $1.75 billion senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility.

        In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of this debt.

        See Note 19 to the unaudited consolidated financial statements for further information regarding these financing arrangements and Note 22 for further information regarding common stock issuances.

CF INDUSTRIES HOLDINGS, INC.

Terra Results of Operations

        Following is the amount of net sales and earnings from the Terra acquired businesses included in our results since April 5, 2010. The results of the acquired Terra businesses are included in the nitrogen segment.

April 5, 2010 through June 30, 2010
(In millions)
Net sales	$526.3
Net earnings attributable to Terra Industries Inc.	$54.6

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in Terra's results above is additional depreciation and amortization of $40.0 million resulting from the increased basis of the depreciable assets and the recognition of indentified finite lived intangible assets resulting from the purchase price allocation.

Purchase price and fair values of assets acquired and liabilities assumed

        Refer to Note 4 of our unaudited consolidated financial statements for a calculation of the total $4.6 billion purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. The purchase price allocation and related valuation process is not complete. Final determination of the fair values may result in further adjustments to those values.

        Current assets acquired included net cash of $544.0 million and inventory of $225.0 million. The acquired property, plant and equipment will be amortized over a period of years consistent with our existing fixed assets depreciation policy.

        The acquisition resulted in the recognition of $2.1 billion of goodwill, which is not deductible for income tax purposes. See Note 6 to the unaudited consolidated financial statements for further information on goodwill and the acquired intangibles. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and assumed liabilities and represents both the expected synergies that will be generated by the acquisition and the estimated economic value attributable to future opportunities that will arise from the acquisition. Synergies are anticipated in the following areas: overhead reduction through headquarters consolidation and other centralization, logistics optimization including reductions in transportation spending by reducing shipping distances and the size of our transportation fleet, procurement improvements, distribution facility optimization and other operating process improvements in areas such as inventory management, production efficiency, turnaround management, capital spending and spare parts management.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to seven years and the barge charter commitments currently have terms ranging from one to five years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 25 to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in our Current Report on Form 8-K filed with the SEC on April 15, 2010. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first six months of 2010.

Recent Accounting Pronouncements

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) that was effective for periods ending after September 15, 2009, and related Accounting Standards Updates (ASU).

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

Recently Issued Pronouncements

        In October 2009, the FASB issued a standard that addresses the accounting for multiple-deliverable arrangements to enable vendors to account for revenue from products or services (deliverables) separately rather than as a combined unit (ASU No. 2009-13). It establishes a hierarchy for determining the selling price for each deliverable. The selling price used for each deliverable should be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling prices. This standard also clarifies existing requirements that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed in our Current Report on Form 8-K, filed with the SEC on April 12, 2010. Such factors include, among others:

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

  •
  weather conditions;

  •
  our inability to predict seasonal demand for our products accurately;

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

Investments in Auction Rate Securities

        As of June 30, 2010, we had $125.3 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at June 30, 2010 was $4.7 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $125.3 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.4 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.3 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of June 30, 2010, we had $983.6 million outstanding under our senior secured term loan facility that had an original maturity date of 5 years and a floating interest rate. A 100 basis point change in interest rates on our senior secured term loans would result in a $9.8 million change in pre-tax income on an annual basis. We also had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. Our senior secured revolving credit facilities bear a current market rate of interest such that we are subject to interest rate risk on borrowings under these facilities. As of June 30, 2010, there were no borrowings under these facilities. The fair value of our long term debt at June 30, 2010 was approximately $2.7 billion.

        Our advances to non-operating affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of June 30, 2010. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

CF INDUSTRIES HOLDINGS, INC.

        As of June 30, 2010, we had notes payable of approximately $4.6 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $46,000 change in pre-tax income on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar, the British pound and the Swiss franc. At the present time, we do not maintain any exchange rate derivatives or hedges related to foreign currencies.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate sales not made under our Forward Pricing Program (FPP) are sensitive to changes in nitrogen and phosphate prices as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (32%) by approximately $33, $22 and $13, respectively.

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

        The derivative instruments that we currently use are natural gas swap contracts and options. These instruments settle using either NYMEX futures or AECO price indexes, which represent fair value at any given time. The instruments are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this section, derivatives are recognized in the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of June 30, 2010 and December 31, 2009, we had open derivative contracts for 35.7 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2010, we used derivatives to cover approximately 28% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $35.7 million.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        In April 2010, CF completed its acquisition of Terra through the merger of Terra with and into a wholly-owned subsidiary of CF Industries. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries, Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiffs' motion for partial summary judgment. On July 14, 2010, the Maryland Court denied the plaintiffs' motion for partial summary judgment and granted the defendants' motion to dismiss. The case remains open to allow counsel for the plaintiffs to file an application for attorneys' fees, and to allow the plaintiffs to file an appeal.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries, Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiffs filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleges that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint seeks monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. On July 23, 2010, the defendants moved to dismiss in light of the decision by the Circuit Court for Baltimore, Maryland, dismissing the virtually identical action in Maryland. We continue to believe that the lawsuit is without merit and intend to defend against it vigorously.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2010.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/10 - 4/30/10	100	(1)	$91.95	—	$—
5/1/08 - 5/31/10	1,178	(2)	73.30	—	—
6/1/10 - 6/30/10	—		—	—	—

Total	1,278		74.76	—	—

(1)
Repurchases consist of shares held by Terra Capital, Inc., a wholly-owned subsidiary of Terra Industries Inc., that were acquired in connection with our acquisition of Terra Industries Inc.

(2)
Repurchases consist of shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 83 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 6, 2010	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 6, 2010	By:	/s/ ANTHONY J. NOCCHIERO Anthony J. Nocchiero Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
4.2
First Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 6.875% Senior Notes due 2018 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
4.3
Second Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
10.1
$50,000,000 Credit Agreement dated as of December 21, 2004 among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; the Lenders and Issuers Party thereto; Citicorp USA, Inc., as Administrative Agent and Collateral Agent; and Citigroup Global Markets Inc., as Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 4.19 to Terra Industries Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 15, 2005, File No. 001-08520)
10.2
Amendment No. 1, dated July 29, 2005, to the Credit Agreement, dated December 21, 2004, among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P., as a Guarantor; the Lenders party thereto; and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers (incorporated by reference to Exhibit 4.5 to Terra Industries Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-08520)
10.3
Amendment No. 2, dated February 2, 2007, to the Credit Agreement, dated December 21, 2004, among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P.; the Lenders party thereto; and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers (incorporated by reference to Exhibit 4.8 to Terra Nitrogen Company, L.P.'s Annual Report on Form 10-K filed with the SEC on February 28, 2008, File No. 033-43007)
10.4
Amendment No. 3, dated October 9, 2009, to the Credit Agreement, dated December 21, 2004, among Terra Nitrogen, Limited Partnership, as Borrower; Terra Nitrogen Company, L.P.; the Lenders party thereto; and Citicorp USA, Inc. as administrative agent and collateral agent for the Lenders and Issuers (incorporated by reference to Exhibit 4.16 to Terra Capital, Inc.'s Registration Statement on Form S-4 filed with the SEC on December 16, 2009, File No. 333-163762)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.5	Waiver, dated as of April 2, 2010, among Terra Nitrogen, Limited Partnership, a Delaware limited partnership, Terra Nitrogen Company, L.P., a Delaware limited partnership, Terra Nitrogen GP, Inc., a Delaware corporation, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent thereunder (incorporated by reference to Exhibit 10.1 to Terra Nitrogen Company, L.P.'s Current Report on Form 8-K filed with the SEC on April 7, 2010, File No. 033-43007)
10.6
Bridge Loan Agreement, dated as of April 15, 2010, by and between CF Industries Holdings, Inc., a Delaware corporation, CF Industries, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 19, 2010, File No. 001-32597)
10.7
Credit Agreement, dated as of April 15, 2010, by and between CF Industries Holdings, Inc., a Delaware corporation, CF Industries, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 19, 2010, File No. 001-32597)
10.8
Waiver, dated as of June 30, 2010, among Terra Nitrogen, Limited Partnership, a Delaware limited partnership, Terra Nitrogen Company, L.P., a Delaware limited partnership, Terra Nitrogen GP, Inc., a Delaware corporation, the Lenders party thereto, and Citicorp USA, Inc., as Administrative Agent thereunder. (incorporated by reference to Exhibit 10.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on July 1, 2010, File No. 001-32597)
10.9
First Amendment and Waiver to Credit Agreement, dated April 23, 2010, by and between CF Industries Holdings, Inc., a Delaware corporation, CF Industries, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 6, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.