Form 10-Q
period 2010-09-30
CF Industries Holdings, Inc.
filed 2010-11-05
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 OR
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

        71,128,739 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 29, 2010.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net sales	$917.1	$430.1	$2,727.4	$2,101.7
Cost of sales	747.3	306.1	2,031.8	1,388.4

Gross margin	169.8	124.0	695.6	713.3
Selling, general and administrative	28.8	15.1	73.3	47.0
Restructuring and integration costs	8.6	—	17.9	—
Equity in earnings of operating affiliates	(5.7)	—	(7.2)	—
Other operating—net	1.3	19.1	150.9	57.6

Operating earnings	136.8	89.8	460.7	608.7
Interest expense	58.3	0.4	170.6	1.1
Interest income	(0.3)	(2.1)	(1.0)	(4.1)
Loss on extinguishment of debt	—	—	17.0	—
Other non-operating—net	(0.5)	—	(28.6)	(0.4)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	79.3	91.5	302.7	612.1
Income tax provision	18.9	32.1	104.4	220.1
Equity in earnings (loss) of non-operating affiliates—net of taxes	10.8	0.6	15.7	(0.8)

Net earnings	71.2	60.0	214.0	391.2
Less: Net earnings attributable to noncontrolling interest	23.0	21.5	65.1	77.0

Net earnings attributable to common stockholders	$48.2	$38.5	$148.9	$314.2

Net earnings per share attributable to common stockholders:
Basic	$0.68	$0.79	$2.38	$6.49

Diluted	$0.67	$0.78	$2.35	$6.38

Weighted average common shares outstanding:
Basic	71.1	48.5	62.5	48.4

Diluted	71.9	49.3	63.2	49.2

Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Net earnings	$71.2	$60.0	$214.0	$391.2
Other comprehensive income (loss):
Foreign currency translation adjustment	50.8	4.1	20.2	6.4
Unrealized gain (loss) on securities—net of taxes	(1.3)	(0.6)	(14.5)	6.4
Defined benefit plans—net of taxes	0.5	0.2	2.0	1.0

	50.0	3.7	7.7	13.8

Comprehensive income	121.2	63.7	221.7	405.0
Less: Comprehensive income attributable to the noncontrolling interest	23.8	23.4	65.7	79.9

Comprehensive income attributable to common stockholders	$97.4	$40.3	$156.0	$325.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$648.4	$697.1
Short-term investments	—	185.0
Accounts receivable	228.8	167.4
Inventories—net	271.1	207.8
Prepaid income taxes	28.6	14.7
Other	22.1	11.1

Total current assets	1,199.0	1,283.1
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,108.0 and $1,927.3	3,928.8	793.8
Asset retirement obligation escrow account	40.2	36.5
Investments in and advances to affiliates	988.5	45.6
Investments in auction rate securities	122.4	133.9
Investment in marketable equity securities	—	160.2
Goodwill	2,096.4	0.9
Other assets	242.2	40.9

Total assets	$8,617.5	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$329.5	$172.5
Customer advances	321.1	159.5
Deferred income taxes	43.5	52.6
Distributions payable to noncontrolling interest	—	92.1
Other	31.2	3.1

Total current liabilities	725.3	479.8

Notes payable	4.8	4.7
Long-term debt	2,250.8	—
Deferred income taxes	1,031.6	68.3
Other noncurrent liabilities	303.1	197.2
Contingencies (Note 24)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2010—71,120,587 and 2009—48,569,985 shares issued and outstanding	0.7	0.5
Paid-in capital	2,721.5	723.5
Retained earnings	1,177.6	1,048.1
Accumulated other comprehensive loss	(36.1)	(43.2)

Total stockholders' equity	3,863.7	1,728.9
Noncontrolling interest	438.2	16.0

Total equity	4,301.9	1,744.9

Total liabilities and equity	$8,617.5	$2,494.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	—	314.2	—	314.2	77.0	391.2
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	3.5	3.5	2.9	6.4
Unrealized gain on securities—net of taxes	—	—	—	—	6.4	6.4	—	6.4
Defined benefit plan—net of taxes	—	—	—	—	1.0	1.0	—	1.0

Comprehensive income						325.1	79.9	405.0

Acquisition of treasury stock under employee stock plans	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Issuance of $0.01 par value common stock under employee stock plans	—	1.8	2.6	(1.5)	—	2.9	—	2.9
Stock-based compensation expense	—	—	4.7	—	—	4.7	—	4.7
Excess tax benefit from stock-based compensation	—	—	4.4	—	—	4.4	—	4.4
Cash dividends ($0.30 per share)	—	—	—	(14.5)	—	(14.5)	—	(14.5)
Effect of exchange rates changes	—	—	—	—	—	—	7.9	7.9

Balance at September 30, 2009	$0.5	$—	$721.1	$1,001.6	$(64.3)	$1,658.9	$100.4	$1,759.3

Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	—	148.9	—	148.9	65.1	214.0
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	19.6	19.6	0.6	20.2
Unrealized loss on securities—net of taxes	—	—	—	—	(14.5)	(14.5)	—	(14.5)
Defined benefit plan—net of taxes	—	—	—	—	2.0	2.0	—	2.0

Comprehensive income						156.0	65.7	221.7

Acquisition of Terra Industries Inc.	—	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	—	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with an equity offering, net of costs of $41.3 million	0.1	—	1,108.5	—	—	1,108.6	—	1,108.6
Acquistion of treasury stock under employee stock plans	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Issuance of $0.01 par value common stock under employee stock plans	—	0.7	0.8	(0.3)	—	1.2	—	1.2
Stock-based compensation expense	—	—	5.6	—	—	5.6	—	5.6
Excess tax benefit from stock-based compensation	—	—	1.2	—	—	1.2	—	1.2
Cash dividends ($0.30 per share)	—	—	—	(19.1)		(19.1)	—	(19.1)
Declaration of distribution payable	—	—	—	—	—	—	(16.7)	(16.7)
Effect of exchange rates changes	—	—	—	—	—	—	0.2	0.2

Balance at September 30, 2010	$0.7	$—	$2,721.5	$1,177.6	$(36.1)	$3,863.7	$438.2	$4,301.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009
	(in millions)
Operating Activities:
Net earnings	$214.0	$391.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	288.5	73.3
Deferred income (benefit) taxes	41.5	49.6
Stock compensation expense	5.8	4.7
Excess tax benefit from stock-based compensation	(1.2)	(4.4)
Unrealized loss (gain) on derivatives	20.9	(84.8)
Inventory valuation allowance	0.4	(57.0)
Loss on extinguishment of debt	17.0	—
Gain on sale of marketable equity securities	(28.3)	—
Loss (gain) on disposal of property, plant and equipment	(0.1)	0.4
Undistributed (earnings) loss of affiliates—net	(31.1)	0.8
Changes in (net of effects of acquisition):
Accounts receivable	77.6	43.0
Inventories	76.3	427.3
Accrued income taxes	(31.3)	26.6
Accounts payable and accrued expenses	(67.0)	(67.4)
Customer advances—net	54.7	(224.5)
Other—net	(3.7)	(8.3)

Net cash provided by operating activities	634.0	570.5

Investing Activities:
Additions to property, plant and equipment	(188.5)	(181.4)
Proceeds from the sale of property, plant and equipment	12.7	8.9
Purchases of short-term securities	(25.5)	(254.9)
Sales and maturities of short-term and auction rate securities	219.5	103.3
Purchase of marketable equity securities	—	(247.2)
Sale of marketable equity securities	167.1	—
Deposit to asset retirement obligation escrow account	(3.7)	(7.5)
Purchase of Terra Industries Inc.—net of cash acquired	(3,177.8)	—
Other—net	31.0	(2.5)

Net cash used in investing activities	(2,965.2)	(581.3)

Financing Activities:
Proceeds from long-term borrowings	5,197.2	—
Payments of long-term debt	(3,708.7)	—
Financing fees	(209.1)	—
Dividends paid on common stock	(39.1)	(14.5)
Distributions to noncontrolling interests	(110.5)	(112.3)
Issuance of common stock	1,150.0	—
Issuances of common stock under employee stock plans	1.2	2.9
Excess tax benefit from stock-based compensation	1.2	4.4

Net cash provided by (used in) financing activities	2,282.2	(119.5)

Effect of exchange rate changes on cash and cash equivalents	0.3	2.8

Decrease in cash and cash equivalents	(48.7)	(127.5)
Cash and cash equivalents at beginning of period	697.1	625.0

Cash and cash equivalents at end of period	$648.4	$497.5

See Accompanying Notes to Unaudited Consolidated Financial Statements

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

        Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility. In addition, we hold joint-venture investments in production facilities in the Republic of Trinidad and Tobago and the United Kingdom and a fertilizer trading company near Zurich, Switzerland.

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

        In June 2009, the FASB issued a standard that amends the requirements for transfers of financial assets (ASU No. 2009-16). This standard removes the concept of a qualifying special-purpose entity and removes the exception from applying these rules to qualifying special purpose entities. It also changes the requirements for de-recognizing financial assets and requires additional disclosures about a transferor's continuing involvement in financial assets. We adopted this standard as of January 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Recently Issued Pronouncements

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative effect adjustment to beginning retained earnings. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In July 2010, the FASB issued a standard to improve the disclosures that an entity provides about the credit quality of its receivables used to support financing and the related allowance for credit losses (ASU No. 2010-20). The standard requires an entity to provide greater information about the nature of credit risk inherent in the entity's portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. As a result, both new and previous disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. This standard is effective for interim and annual reporting periods ending on or after December 15, 2010. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

4.     Terra Acquisition

        In April of 2010, we completed the acquisition of Terra through the merger of Composite with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the Company. The acquisition of Terra has made the Company a global leader in the nitrogen fertilizer industry, diversifies our asset base and increases our geographic reach and operational efficiency, and significantly increases our scale and capital market presence.

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer (the Exchange Offer) and second-step merger (the Merger). All restricted stock under Terra's stock option plans and all other Terra equity- based compensation awards, whether vested or unvested as of April 5, 2010, became fully vested and converted into the right to receive cash of $45.93 per share. On April 5, 2010, following the initial expiration of the Exchange Offer, we acquired approximately 79% of Terra's outstanding common stock and commenced a subsequent offering period to acquire the remaining shares of Terra common stock. The subsequent offering period expired April 14, 2010, and on April 15, 2010, we completed the Merger in which Composite merged with and into Terra and Terra became an indirect, wholly-owned subsidiary of CF Holdings. In the Exchange Offer and Merger, CF Holdings issued an aggregate of

CF INDUSTRIES HOLDINGS, INC.

9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of cash acquired, for 100% of Terra's common stock.

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

        In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt.

        See Note 19—Financing Agreements, for further information regarding these financing arrangements.

Terra Results of Operations

        Following are the amounts of net sales and earnings from the acquired Terra businesses included in the Company's results since April 5, 2010. The results of the acquired Terra business are included in the Nitrogen Segment.

April 5, 2010 through September 30, 2010
(in millions)
Net sales	$926.3
Net earnings attributable to Terra Industries Inc.	$80.0

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's fertilizer inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in the results above is additional depreciation and amortization resulting from the increased basis of the depreciable assets and from the recognition of identified finite lived intangible assets resulting from the purchase price allocation.

CF INDUSTRIES HOLDINGS, INC.

Supplemental pro forma information

        In accordance with ASC 805—Business Combinations, presented below are supplemental pro forma results of operations for the three and nine months ended September 30, 2010 and 2009, as if Terra had been acquired on January 1, 2009.

	Pro Forma		Pro Forma
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net sales	$917.1	$777.1	$3,136.3	$3,322.0
Net earnings attributable to common stockholders	$56.2	$35.7	$350.3	$119.1
Net earnings per share attributable to common stockholders—diluted	$0.78	$0.50	$4.88	$1.66

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA (see Note 11—Other Operating—Net for further details) have been reflected as an adjustment in the pro forma results as of January 1, 2009. The pro forma results do not include any anticipated synergies or other effects of the integration of Terra. Adjustments to conform certain accounting policies have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

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

(in millions, except per share data)
Calculation of purchase price
Total shares of Terra common stock acquired	100.2
Exchange ratio	0.0953

Number of shares of CF Holdings common stock issued in exchange offer	9.5
Closing price of CF Holdings common stock, as of April 5, 2010	$92.41

Fair value of consideration of CF Holdings common stock		$882.0

Total Terra shares acquired	100.2
Cash consideration per share of Terra common stock	$37.15

Cash consideration paid		$3,721.3

Total purchase price		$4,603.3

Assets acquired and liabilities assumed
Current assets		$966.8
Property, plant and equipment, net		3,095.9
Investments in unconsolidated affiliates		921.5
Goodwill		2,095.5
Other assets		85.2

Total assets acquired		$7,164.9

Current liabilities		424.5
Long-term debt		740.5
Deferred tax liabilities—noncurrent		928.2
Other liabilities		95.2
Noncontrolling interests		373.2

Total liabilities and noncontrolling interests assumed		$2,561.6

Total net assets acquired		$4,603.3

        Current assets acquired included net cash of $544 million and inventory of $225 million. The acquired property, plant and equipment will be amortized consistent with our existing fixed assets depreciation policy.

        The acquisition resulted in the recognition of $2.1 billion of goodwill, which is not deductible for income tax purposes. See Note 6—Goodwill and Other Intangible Assets, for further information on goodwill and the acquired intangibles. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents both the expected synergies that will be generated by the acquisition and the estimated economic value attributable to future opportunities that will arise from the acquisition. Synergies are anticipated in the following areas: overhead reduction through headquarters consolidation and other centralization, logistics optimization including reductions in transportation spending by reducing shipping distances and the size of our transportation fleet,

CF INDUSTRIES HOLDINGS, INC.

optimization of sales mix, procurement improvements, distribution facility optimization and other operating process improvements in areas such as inventory management, production efficiency, turnaround management, capital spending and spare parts management.

5.     Restructuring and Integration Costs

        During the three and nine months ended September 30, 2010, we incurred $8.6 million and $17.9 million, respectively, of restructuring and integration costs related to our acquisition of Terra. The restructuring costs relate to employee termination benefits. The integration costs relate to our incremental costs such as consulting and other professional fees directly related to integrating Terra.

        Our restructuring and integration costs consist of the following:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(in millions)
Integration	$4.9	$13.1
Restructuring	3.7	4.8

Total	$8.6	$17.9

        In connection with the acquisition of Terra, our management approved a restructuring plan which includes the consolidation of our corporate headquarters, including the eventual closure of our Sioux City, IA offices. The total expected cost of the plan is approximately $10 million, which includes employee termination costs associated with the elimination of approximately 125 positions. As of September 30, 2010, we had notified 103 employees that their positions have been or will be eliminated and have recognized a total of $4.8 million of related expenses. We expect to record the remaining employee termination costs by the end of 2011 based on the timing of planned terminations.

        The following table summarizes our restructuring activity for the three months ended September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(in millions)
Reserve balance—beginning	$1.1	$—
Employee termination expense	3.7	4.8
Cash payments	(3.1)	(3.1)

Reserve balance—ending	$1.7	$1.7

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment:

	Nitrogen Segment	Phosphate Segment	Total
	(in millions)
Balance at December 31, 2009	$—	$0.9	$0.9
Goodwill related to acquisition of Terra	2,095.5	—	2,095.5

Balance at September 30, 2010	$2,095.5	$0.9	$2,096.4

CF INDUSTRIES HOLDINGS, INC.

        The April 2010 acquisition of Terra (see Note 4—Terra Acquisition) resulted in goodwill of $2.1 billion, which is not deductible for income tax purposes. Intangible assets identified with the acquisition of Terra amounted to $60.0 million.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other noncurrent assets on our consolidated balance sheet.

	At September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period (years)
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(1.4)	$48.6	18
TerraCair Brand	10.0	(0.5)	9.5	10

Total intangible assets	$60.0	$(1.9)	$58.1

        The following table provides information regarding amortization expense of our identifiable intangibles:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(in millions)
Amortization expense	$0.9	$1.9

        Total estimated amortization expense for 2010 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2010	$2.8
2011	3.8
2012	3.8
2013	3.8
2014	3.8
2015	3.8

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

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and

CF INDUSTRIES HOLDINGS, INC.

urea. CFL's net sales for the three and nine months ended September 30, 2010 were $103.6 million and $323.1 million, respectively, and for the three and nine months ended September 30, 2009 were $93.7 million and $366.3 million, respectively. CFL's assets and liabilities at September 30, 2010 were $234.2 million and $185.6 million, respectively, and at December 31, 2009 were $356.6 million and $309.0 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In each of the applicable quarters of 2010, the minimum quarterly distributions were satisfied, which entitled us to receive increased earnings as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels were $32.9 million for the nine months ended September 30, 2010.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheet is provided below.

	Nine months ended September 30,
	2010			2009
	CFL	TNCLP	Total	CFL
	(in millions)
Noncontrolling interest:
Beginning balance	$16.0	$—	$16.0	$12.6
Terra acquistion	—	373.0	373.0	—
Earnings attributable to noncontrolling interest	48.4	16.7	65.1	77.0
Declaration of distribution payable	—	(16.7)	(16.7)	—
Effect of exchange rate changes	0.8	—	0.8	10.8

Ending balance	$65.2	$373.0	$438.2	$100.4

Distributions payable to noncontrolling interest:
Beginning balance	$92.1	$—	$92.1	$106.0
Declaration of distributions payable	—	16.7	16.7	—
Distributions to noncontrolling interest	(93.8)	(16.7)	(110.5)	(112.3)
Effect of exchange rate changes	1.7	—	1.7	6.3

Ending balance	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	September 30, 2010				December 31, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$46.4	$—	$—	$46.4	$17.0	$—	$—	$17.0
U.S. federal government obligations	592.9	—	—	592.9	658.2	—	—	658.2
Other debt securities	9.1	—	—	9.1	21.9	—	—	21.9

Total cash and cash equivalents	$648.4	$—	$—	$648.4	$697.1	$—	$—	$697.1
Short-term investments	—	—	—	—	185.0	—	—	185.0
Investment in marketable equity securities	—	—	—	—	138.8	21.4	—	160.2
Investments in auction rate securities	129.1	—	(6.7)	122.4	138.4	—	(4.5)	133.9
Asset retirement obligation escrow account	40.2	—	—	40.2	36.5	—	—	36.5
Nonqualified employee benefit trusts	20.4	—	(1.1)	19.3	9.8	—	(1.2)	8.6

        Under our short-term investment policy, we may invest our cash balances in several types of securities, including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental entities include those issued directly by the Federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at September 30, 2010 and December 31, 2009 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	Balance as of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$648.4	$648.4	$—	$—
Unrealized gains on natural gas derivatives	0.4	—	0.4	—
Asset retirement obligation escrow account	40.2	40.2	—	—
Investments in auction rate securities	122.4	—	—	122.4
Nonqualified employee benefit trusts	19.3	19.3	—	—

Total assets at fair value	$830.7	$707.9	$0.4	$122.4

Unrealized losses on natural gas derivatives	$27.6	$—	$27.6	$—

Total liabilities at fair value	$27.6	$—	$27.6	$—

CF INDUSTRIES HOLDINGS, INC.

	Balance as of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$697.1	$697.1	$—	$—
Available-for-sale short-term investments	185.0	185.0	—	—
Unrealized gains on natural gas derivatives	3.8	—	3.8	—
Asset retirement obligation escrow account	36.5	36.5	—	—
Investments in auction rate securities	133.9	—	—	133.9
Investment in marketable equity securities	160.2	160.2	—	—
Nonqualified employee benefit trust	8.6	8.6	—	—

Total assets at fair value	$1,225.1	$1,087.4	$3.8	$133.9

Unrealized losses on natural gas derivatives	$0.9	$—	$0.9	$—

Total liabilities at fair value	$0.9	$—	$0.9	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis:

Cash and Cash Equivalents

        At September 30, 2010 and December 31, 2009, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Short-term Investments

        At December 31, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and nine months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swaps and options. These contracts settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices are observable inputs used to determine the fair value of these instruments. See Note 21—Derivative Financial Instruments for additional information.

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

CF INDUSTRIES HOLDINGS, INC.

Investments in Auction Rate Securities

        Auction rate securities are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for auction rate securities has failed since early 2008 the securities are illiquid. During the third quarter of 2010, $0.9 million of our securities were either sold or redeemed at par value outside of the auction process. The investments in auction rate securities held at September 30, 2010 are supported by student loans that were originated primarily under the Federal Family Education Loan Program (FFELP) and are guaranteed by entities affiliated with governmental entities. However, we will not be able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets. These auction rate securities have maturities that range up to 37 years. As of September 30, 2010, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	11.9
20 years up to 30 years	66.1
30 years up to 40 years	44.4

$122.4

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

Investment in Marketable Equity Securities

        At December 31, 2009, our investment in marketable equity securities consisted of approximately 5.0 million shares of Terra Industries Inc. common stock, which we acquired through open market purchases in the third quarter of 2009. These shares were classified as noncurrent available-for-sale securities. The fair value of the securities was based on the daily quoted market price. See Note 12—Other Non-Operating-Net for additional information.

CF INDUSTRIES HOLDINGS, INC.

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2010	$133.9
Sales and redemptions	(9.3)
Unrealized loss included in other comprehensive income	(2.2)

Fair value, September 30, 2010	$122.4

9.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$48.2	$38.5	$148.9	$314.2

Basic earnings per common share:
Weighted average common shares outstanding	71.1	48.5	62.5	48.4

Net earnings attributable to common stockholders	$0.68	$0.79	$2.38	$6.49

Diluted earnings per common share:
Weighted average common shares outstanding	71.1	48.5	62.5	48.4
Dilutive common shares—stock options	0.8	0.8	0.7	0.8

Diluted weighted average shares outstanding	71.9	49.3	63.2	49.2

Net earnings attributable to common stockholders	$0.67	$0.78	$2.35	$6.38

        In the computation of diluted net earnings per common share for the three and nine months ended September 30, 2010, approximately 0.4 million and 0.3 million, respectively, potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive.

CF INDUSTRIES HOLDINGS, INC.

10.   Pension and Other Postretirement Benefits

        CF Industries, Inc. and certain of its subsidiaries maintain noncontributory, defined benefit pension plans. Certain U.S. and Canadian pension plans are closed plans. We also provide group insurance to certain retirees. The benefits and eligibility requirements vary depending on the specific plan provisions.

        Net periodic benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$2.6	$1.6	$7.0	$4.7
Interest cost on projected benefit obligation	8.9	4.0	22.0	12.0
Expected return on plan assets	(9.1)	(4.0)	(22.5)	(12.0)
Amortization of prior service cost	—	0.1	—	0.1
Amortization of actuarial loss	1.0	0.3	2.9	1.0

Net periodic benefit cost	$3.4	$2.0	$9.4	$5.8

Retiree Medical
Service cost for benefits earned during the period	$0.6	$0.5	$1.6	$1.4
Interest cost on projected benefit obligation	0.6	0.7	1.9	1.9
Amortization of transition obligation	0.1	—	0.3	0.2
Amortization of actuarial loss	0.1	0.1	0.3	0.2

Net periodic benefit cost	$1.4	$1.3	$4.1	$3.7

        Our 2010 consolidated pension funding contributions are estimated to be approximately $13 million, of which approximately $5.6 million was funded in the first nine months of 2010.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and nine months ended September 30, 2010 and 2009 was insignificant.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Business combination costs	$(0.5)	$3.2	$144.6	$27.4
Peru project development costs	0.8	15.5	5.4	25.7
Bartow costs	1.4	0.5	3.2	2.4
Fixed asset disposals	(0.5)	(0.3)	(0.6)	0.5
Other	0.1	0.2	(1.7)	1.6

	$1.3	$19.1	$150.9	$57.6

CF INDUSTRIES HOLDINGS, INC.

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

12.   Interest Expense

        Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Interest on borrowings	$38.4	$—	$81.1	$0.1
Fees on financing agreements	22.1	0.4	93.7	0.9
Interest capitalized and other	(2.2)	—	(4.2)	0.1

	$58.3	$0.4	$170.6	$1.1

        The fees on financing agreements for the three and nine months ended September 30, 2010, includes $14.7 million and $73.7 million, respectively, of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 19—Financing Agreements, for additional information.

13.   Other Non-Operating—Net

        Details of other non-operating costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Gain on sale of marketable equity securities	$—	$—	$(28.3)	$—
Other income	(0.5)	—	(0.3)	(0.4)

	$(0.5)	$—	$(28.6)	$(0.4)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock. As a result of these sales, we reported a pre-tax gain of $28.3 million.

CF INDUSTRIES HOLDINGS, INC.

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

        In the first quarter of 2010, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $4.5 million from $89.1 million at December 31, 2009 to $93.6 million at March 31, 2010. In the second quarter of 2010, as a result of our acquisition of Terra, our unrecognized tax benefits increased by $34.7 million for tax return positions previously taken by Terra, bringing our unrecognized tax benefits at September 30, 2010 to $128.3 million. The amount of unrecognized tax benefits at September 30, 2010 which, if recognized, would affect our effective tax rate is $53 million. In general, filed tax returns remain subject to examination by United States tax jurisdictions for tax years 2000 and thereafter and by non-U.S. tax jurisdictions for tax years 2003 and thereafter.

        The effective tax rate for the current quarter based on reported pre-tax income of $79.3 million was 23.8%, compared to 35.1% in the prior year's quarter. The effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interests was 33.6% compared to 45.9% in the prior year's quarter. The effective tax rate exclusive of earnings attributable to noncontrolling interests was higher than the United States statutory tax rate of 35% in both periods due to the impact of non-deductible costs associated with our acquisition of Terra and the Peru project. The effective tax rate for the 2010 period was reduced by the impact of recording the cumulative effect of a reduction in the expected annual effective tax rate which resulted from a revision in projected results for the year.

        For additional information concerning the income tax matters noted above, see Note 14—Income Taxes, to our audited consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on April 15, 2010.

        In conjunction with the allocation of the purchase price of the Terra acquisition (see Note 4—Terra Acquisition), the Company is evaluating its position with respect to United States income taxation of the earnings of the acquired international subsidiaries and affiliated corporate joint ventures. Subsequent to the acquisition, the Company has not altered Terra's previous position that the earnings of these entities were permanently reinvested under the provisions of ASC Topic 740—Income Taxes, and no U.S. income taxes have been provided with respect to their current period or accumulated earnings. The Company's review of this matter will entail an evaluation of its worldwide investment and funding requirements and other considerations. Completion of the review may result in a change in the Company's position related to these entities regarding earnings reinvestment, related financial statement impacts, and possible earnings repatriations.

CF INDUSTRIES HOLDINGS, INC.

15.   Inventories

        Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Fertilizer	$210.3	$157.3
Raw materials, spare parts and supplies	60.8	50.5

	$271.1	$207.8

16.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$57.4	$40.6
Additions	26.1	34.1
Depreciation	(20.2)	(19.2)
Effect of exchange rate changes	0.6	1.3

Ending balance	$63.9	$56.8

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

17.   Equity Method Investments

        Equity method investments consist of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Operating equity method investments	$416.4	$—
Non-operating equity method investments	572.1	45.6

	$988.5	$45.6

CF INDUSTRIES HOLDINGS, INC.

Operating Equity Method Investments

        As a result of our April 2010 acquisition of Terra, we have investments accounted for under the equity method for which results are included in operating earnings. These consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

        The combined results of operations and financial position for our operating equity method investments since April 2010, are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Condensed income statement information:
Net sales	$57.0	$—	$93.4	$—

Net earnings	$18.5	$—	$24.7	$—

Equity in earnings of operating affiliates	$5.7	$—	$7.2	$—

	September 30, 2010	December 31, 2009
	(in millions)
Condensed balance sheet information:
Current assets	$84.2	$—
Long-term assets	148.9	—

Total assets	$233.1	$—

Current liabilities	$28.9	$—
Long-term liabilities	19.7	—
Equity	184.5	—

Total liabilities and equity	$233.1	$—

        The carrying value of these investments at September 30, 2010 was $416.4 million, which was $324.1 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of fixed assets, the value of an exclusive natural gas contract and goodwill. The increased bases for fixed assets and the gas contract are being depreciated over a period of approximately 23 years and 13 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

CF INDUSTRIES HOLDINGS, INC.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Since the date of our merger with Terra, we have purchased approximately $44.5 million worth of ammonia from PLNL.

        We received $1.7 million in distributions from our operating equity method investments since the date of our merger with Terra. At September 30, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments was not significant.

Non-Operating Equity Method Investments

        Our non-operating equity method investments consist of the following: (1) 50% ownership of KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland and (2) through the acquisition of Terra, a 50% ownership in GrowHow, which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and do not include the net earnings of these investments in earnings from operations since these operations do not provide additional capacity to us, nor are these operations integrated within our supply chain.

        GrowHow is a joint venture between us (as successor to Terra) and Yara International ASA (Yara). In conjunction with the formation of GrowHow in 2007, the joint venture commenced closure of its Severnside, U.K. facility. Pursuant to the 2007 agreement with Yara, we are responsible for the remediation costs required to prepare the Severnside site for disposal. We estimate that $1 to $2 million of remediation costs remain that will be incurred during the remainder of 2010.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Condensed income statement information:
Net sales	$534.4	$178.2	$1,138.3	$617.1

Net earnings	$27.8	$4.0	$45.8	$2.3

Equity in earnings (loss) of non-operating affiliates	$10.8	$0.6	$15.7	$(0.8)

	September 30, 2010	December 31, 2009
	(in millions)
Condensed balance sheet information:
Current assets	$392.7	$93.8
Long-term assets	275.6	0.5

Total assets	$668.3	$94.3

Current liabilities	$312.3	$42.7
Long-term liabilities	127.8	17.3
Equity	228.2	34.3

Total liabilities and equity	$668.3	$94.3

CF INDUSTRIES HOLDINGS, INC.

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At both September 30, 2010 and December 31, 2009, the amount of the outstanding advances to Keytrade on our consolidated balance sheet was $12.4 million. For the nine months ended September 30, 2010 and 2009, we recognized interest income on advances to Keytrade of $0.1 million and $0.2 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at September 30, 2010 was $559.7 million, which was $445.6 million more than our share of the affiliates' book value. The excess is attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of fixed assets, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being depreciated over periods ranging from 3 to 15 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At September 30, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $20.2 million.

18.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2009 to September 30, 2010 are summarized below:

(in millions)
Obligation at December 31, 2009	$103.7
Accretion expense	6.0
Liabilities incurred	1.2
Expenditures	(5.9)
Changes in estimate	8.9

Obligation at September 30, 2010	$113.9

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

        The $8.9 million change in estimate in 2010 relates primarily to a change in the mining plan at our Hardee County, FL phosphate rock mine. Of this amount, $6.9 million was recorded as an increase in property, plant and equipment and $2.0 million was charged to earnings, primarily cost of sales.

CF INDUSTRIES HOLDINGS, INC.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheet, as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Current portion	$9.0	$11.1
Noncurrent portion	104.9	92.6

	$113.9	$103.7

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarters of 2010 and 2009, we made annual contributions of $3.7 million and $7.5 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems.

        As described in Note 24—Contingencies, in the third quarter of 2010 we entered into a Consent Decree with the U.S. EPA and the FDEP with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). The Consent Decree became effective on September 28, 2010. In addition to requirements to pay certain penalties, modify certain operating practices, and undertake certain capital improvement projects, the Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. Initially we will provide financial assurance beyond the Company's current obligations under Florida law by funding a trust, although the required funding may be reduced if the Company meets certain financial metrics in the future. On October 20, 2010, we deposited approximately $54.8 million into the trust and transferred approximately $26.9 million from our existing escrow account described above, resulting in a total deposit into the trust of approximately $81.7 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the Consent Decree. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012. Additional funding may be required in the future if the estimate of total closure and maintenance costs increases.

        Prior to the Consent Decree, the Company's financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. With the entry of the Consent Decree described above, the Company effectively is required to fund the greater of the requirements under the Consent Decree or Florida law, which may vary over time.

        With respect to the Bartow Phosphate Complex, we are required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, and monitoring costs for its phosphogypsum stack system.

CF INDUSTRIES HOLDINGS, INC.

19.   Financing Agreements

        Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Term loan	$637.8	$—
Unsecured senior notes:
6.875% due 2018	800.0	—
7.125% due 2020	800.0	—
7.0% due 2017	13.0	—

	$2,250.8	$—
Less: Current portion	—	—

Net long-term debt	$2,250.8	$—

Bridge Loan Agreement

        On April 5, 2010, CF Industries Holdings, Inc. (the Company or CF Holdings), as a guarantor, and CF Industries, Inc. (CF Industries), as borrower, entered into a senior bridge loan agreement (the Bridge Loan Agreement) with Morgan Stanley Senior Funding, Inc. (MSSF) and certain other lenders, which provided for multiple-draw bridge loans (Bridge Loans) of up to $1.75 billion. CF Industries drew Bridge Loan borrowings of $1.75 billion to finance, in part, the acquisition of Terra, including the exchange offer (the Exchange Offer) and the merger (the Merger) described in Note 4—Terra Acquisition; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay associated fees and expenses. The Bridge Loans were repaid in full with proceeds from the issuance of our common stock described in Note 23—Stockholders Equity and the issuance of CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020," and we terminated the Bridge Loan Agreement on April 23, 2010.

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

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At September 30, 2010, there was $482.9 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding.

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra, including the Exchange Offer and the Merger; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan

CF INDUSTRIES HOLDINGS, INC.

borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020." In the third quarter of 2010, we repaid an additional $350 million of the Term Loan borrowings with cash from operations. At September 30, 2010, the carrying value of the outstanding Term Loans was $637.8 million and the fair value was approximately $653.3 million.

        The Company may make repayments of the term loan from time to time without premium or penalty, and must apply to repayments any net cash proceeds from the issuance of equity securities, from the issuance of certain indebtedness, from the disposition of assets, or from certain cash casualty insurance proceeds and condemnation awards, with certain exceptions. CF Industries is also required to repay Term Loans annually to the extent of 50% of the excess cash flow of the Company and its subsidiaries (which percentage may be reduced based on the achievement of certain total leverage ratio targets).

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

        At September 30, 2010, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.738 billion.

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

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At September 30, 2010, the carrying value of the 2017 Notes that remain outstanding was $13 million and the fair value was approximately $12.4 million.

TNCLP Credit Agreement

        Terra Nitrogen Company L.P. (TNCLP) and Terra Nitrogen, Limited Partnership (TNLP), which as of April 5, 2010 became consolidated subsidiaries of ours (see Note 4—Terra Acquisition), terminated a $50 million revolving credit facility, subject to a borrowing base, effective September 28, 2010. At September 28, 2010, there were no amounts outstanding under the facility.

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

20. Leases

        At September 30, 2010 our future minimum remaining payments under noncancelable operating leases, barge charters, and terminal and warehouse storage agreements are as follows:

Operating Lease Payments
(in millions)
2010	$18.3
2011	55.8
2012	45.3
2013	26.2
2014	19.9
Thereafter	65.5

$231.0

CF INDUSTRIES HOLDINGS, INC.

21.   Derivative Financial Instruments

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Realized losses	$(8.3)	$(6.3)	$(23.2)	$(114.4)
Unrealized mark-to-market gains (losses)	(25.7)	1.9	(21.8)	84.8

Net derivative losses	$(34.0)	$(4.4)	$(45.0)	$(29.6)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2010	December 31, 2009
	(in millions)
Unrealized gains in other current assets	$0.4	$3.8
Unrealized losses in other current liabilities	(27.6)	(0.9)

Net unrealized derivative gains (losses)	$(27.2)	$2.9

        As of September 30, 2010 and December 31, 2009, we had open derivative contracts for 72.6 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2010, we used derivatives to cover approximately 47.5% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from

CF INDUSTRIES HOLDINGS, INC.

counterparties when predetermined unrealized gain or loss thresholds are exceeded. At September 30, 2010, we had $3.6 million of cash collateral on deposit with counterparties for derivative contracts. We had no cash collateral on deposit with counterparties for derivative contracts at December 31, 2009.

        As of September 30, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $27.2 million, and the amount of collateral that we could have been required to post with derivative counterparties if we had failed to meet all credit risk contingent thresholds at that date could have been up to $27.1 million. As of December 31, 2009, we were not in a net liability position with any derivative counterparty.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements. As of September 30, 2010 we had no derivative contracts that were in a net asset position, and as of December 31, 2009, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant.

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

22.   Stock-Based Compensation

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

        A summary of stock option activity under the Plan through September 30, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	1,742,278	$30.88	$107.7
Granted	221,400	79.10
Exercised	(41,201)	28.94
Forfeited	(30,716)	84.93
Outstanding at September 30, 2010	1,891,761	35.69	115.8

Exercisable at September 30, 2010	1,569,516	25.85	111.2

CF INDUSTRIES HOLDINGS, INC.

        A summary of restricted stock activity under the Plan through September 30, 2010 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	95,106	$77.38
Granted	68,352	76.33
Restrictions lapsed (vested)	(39,676)	53.08
Forfeited	(13,380)	86.63

Outstanding at September 30, 2010	110,402	84.34

        Stock-based compensation cost is recorded primarily in selling, general, and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits resulting from the Plan for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in millions)
Stock-based compensation expense	$1.8	$1.7	$5.6	$4.7
Income tax benefit	(0.7)	(0.6)	(2.1)	(1.7)

Stock-based compensation expense, net of income taxes	$1.1	$1.1	$3.5	$3.0

        Unrecognized compensation cost as of September 30, 2010 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$11.0	$6.0
Weighted-average period over which expense will be recognized	2.3 years	2.4 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three and nine months ended September 30, 2010 were $0.8 million and $1.2 million, respectively.

23.   Stockholders' Equity

Common Stock

        In April 2010, we issued approximately 9.5 million shares of common stock in connection with our acquisition of Terra. For additional information regarding the Terra acquisition, see Note 4—Terra Acquisition. Also in April 2010, we completed a public offering of approximately 12.9 million shares of common stock at a price of $89.00 per share resulting in net proceeds of $1.1 billion.

CF INDUSTRIES HOLDINGS, INC.

        Changes in common shares issued and outstanding are as follows:

Shares
Outstanding at January 1, 2010	48,569,985
Exercise of stock options	41,201
Issuance of restricted stock	58,075
Forteiture of restricted stock	(13,380)
Issuance for Terra acquisition	9,543,356
Issuance for equity offering	12,921,350

Ending balance at September 30, 2010	71,120,587

Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized holding gain on securities	—	10.6	—	10.6
Reclassification to earnings	—	(0.2)	1.4	1.2
Effect of exchange rate changes and deferred taxes	3.5	(4.0)	(0.4)	(0.9)

Balance at September 30, 2009	$(0.9)	$(7.6)	$(55.8)	$(64.3)

Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding loss on securities	—	(2.2)	—	(2.2)
Reclassification to earnings	—	(21.3)	3.3	(18.0)
Effect of exchange rate changes and deferred taxes	19.6	9.0	(1.3)	27.3

Balance at September 30, 2010	$19.2	$(4.8)	$(50.5)	$(36.1)

        The reclassification to earnings of $21.3 million during the nine months ended September 30, 2010 reflects primarily the portion of the $28.3 million pre-tax gain realized in January 2010 on the sale of our investment in marketable equity securities that was unrealized at December 31, 2009. The pre-tax unrealized holding gain on securities of $10.6 million during the nine months ended September 30, 2009 relates primarily to our investments in auction rate securities. For additional information on our investments in auction rate securities and investment in marketable equity securities, see Note 8—Fair Value Measurements.

24.   Contingencies

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

        By letter dated September 27, 2005, EPA Region 4 issued to the Company a Notice of Violation (NOV) and Compliance Evaluation Inspection Report. The NOV and Compliance Evaluation Inspection Report alleged a number of violations of RCRA, including violations relating to recordkeeping, the failure to properly make hazardous waste determinations as required by RCRA, and alleged treatment of sulfuric acid waste without a permit. The most significant allegation in the NOV was that the Plant City facility's reuse of phosphoric acid process water (which is otherwise exempt from regulation as a hazardous waste) in the production of ammoniated phosphate fertilizer, and the return of this process water to the facility's process water recirculating system, resulted in the disposal of hazardous waste into the system without a permit. The Compliance Evaluation Inspection Report indicated that, as a result, the entire process water system, including all pipes, ditches, cooling ponds and gypsum stacks, could be regulated as hazardous waste management units under RCRA. Several of the Company's competitors received NOVs making this same allegation.

        In August 2010, we reached an agreement with the U.S. EPA and the Florida Department of Environmental Protection (FDEP) on the terms of a Consent Decree with respect to the Company's Florida phosphate fertilizer complex and its compliance with RCRA. The Consent Decree was entered by the United States District Court for the Middle District of Florida, and became effective, on September 28, 2010. The Consent Decree requires the Company to pay a penalty of approximately $700,000, to modify certain operating practices, and to undertake certain capital improvement projects (including a modification to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants). The cost of the capital improvement projects associated with the Consent Decree is estimated to be approximately $25 million, and we expect to incur these expenditures over the next two years.

        The Consent Decree also requires the Company to provide financial assurance beyond the Company's current obligations under Florida law with respect to its ability to fund closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. Initially we will provide financial assurance by funding a trust, although the required funding may be reduced if the Company meets certain financial metrics in the future. On October 20, 2010, we deposited approximately $54.8 million into the trust, and transferred approximately $26.9 million from our existing asset retirement obligation escrow account for the benefit of the FDEP (see Note 18—Asset Retirement Obligations), resulting in a total deposit into the trust of approximately $81.7 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the Consent Decree. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012. Additional funding may be required in the future if the estimate of total closure and maintenance costs increases. Should the funding requirements for Plant City under the Consent Decree be less than those required by Florida law, we will be obligated to maintain the greater of the two amounts.

CF INDUSTRIES HOLDINGS, INC.

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

        The Company received a NOV from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company has had an initial meeting with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

        EPCRA/CERCLA Investigation.    Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided information in response to the agency's inquiry on May 14 and May 29, 2009.

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of EPCRA and CERCLA. The Company has had an initial meeting with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

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

CF INDUSTRIES HOLDINGS, INC.

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

Terra Environmental Matters

        In October 2007, a request for information was received from the EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at Terra's other nitric acid plants. Negotiations with the EPA have been ongoing since May 2008 with respect to a proposed consent decree that, if finalized, will require the Company to achieve compliance with significantly lower nitrogen oxide emission standards. The Company projects that compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors. Although agreement in principle has been reached with the EPA with respect to the standards and modifications, we are continuing to negotiate the final terms of the consent decree to resolve this matter.

Other

        CERCLA/Remediation Matters.    From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under

CF INDUSTRIES HOLDINGS, INC.

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

Other Matters

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries, Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleged that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint sought monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiffs' motion for partial summary judgment. On July 14, 2010, the Maryland Court denied the plaintiffs' motion for partial summary judgment and granted the defendants' motion to dismiss. The case remained open to allow counsel for the plaintiffs to file an application for attorneys' fees, and to allow the plaintiffs to file an appeal. Plaintiffs' counsel subsequently agreed to a settlement in connection with their fee application, the Court dismissed the case with prejudice on September 27, 2010, and no plaintiff filed an appeal.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries, Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiffs filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleged that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint sought monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. On July 23, 2010, the defendants moved to dismiss in light of the decision by the Circuit Court for Baltimore, Maryland, dismissing the virtually identical action in Maryland. Although we continue to believe that the lawsuit was without merit, in order to eliminate the burden and expense of further litigation, we reached a settlement agreement with the plaintiffs to settle this action. We do not expect the settlement to have a material impact on our results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

25.   Segment Disclosures

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

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2010 and 2009 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2010
Net sales
Ammonia	$201.9	$—	$201.9
Urea	187.2	—	187.2
UAN	269.3	—	269.3
AN	53.2	—	53.2
DAP	—	133.0	133.0
MAP	—	49.0	49.0
Other	23.5	—	23.5

	735.1	182.0	917.1
Cost of sales	593.8	153.5	747.3

Gross margin	$141.3	$28.5	$169.8

Three months ended September 30, 2009
Net sales
Ammonia	$58.2	$—	$58.2
Urea	128.6	—	128.6
UAN	88.6	—	88.6
DAP	—	93.4	93.4
MAP	—	30.3	30.3
Potash	—	30.3	30.3
Other	0.7	—	0.7

	276.1	154.0	430.1
Cost of sales	174.2	131.9	306.1

Gross margin	$101.9	$22.1	$124.0

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2010
Net sales
Ammonia	$714.7	$—	$714.7
Urea	618.6	—	618.6
UAN	695.9	—	695.9
AN	109.3	—	109.3
DAP	—	410.0	410.0
MAP	—	132.5	132.5
Other	46.4	—	46.4

	2,184.9	542.5	2,727.4
Cost of sales	1,578.8	453.0	2,031.8

Gross margin	$606.1	$89.5	$695.6

Nine months ended September 30, 2009
Net sales
Ammonia	$463.5	$—	$463.5
Urea	607.1	—	607.1
UAN	412.3	—	412.3
DAP	—	421.8	421.8
MAP	—	102.8	102.8
Potash	—	89.8	89.8
Other	4.4	—	4.4

	1,487.3	614.4	2,101.7
Cost of sales	812.8	575.6	1,388.4

Gross margin	$674.5	$38.8	$713.3

        Assets at September 30, 2010 and December 31, 2009, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2010	$6,146.7	$566.5	$1,904.3	$8,617.5
December 31, 2009	$689.9	$541.3	$1,263.7	$2,494.9

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, equity method investments and other investments. As a result of the acquisition of Terra, the Company has equity method investments which are reported in the Other category. In the segment assets reported as of December 31, 2009, such investments have been reclassified to conform to the current year's presentation.

CF INDUSTRIES HOLDINGS, INC.

26.   Condensed Consolidating Financial Statements

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2010 and 2009 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2010 and December 31, 2009. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$481.9	$242.7	$261.0	$(68.5)	$917.1
Cost of sales	—	379.9	195.9	208.2	(36.7)	747.3

Gross margin	—	102.0	46.8	52.8	(31.8)	169.8
Selling, general and administrative	0.5	16.0	8.5	3.8	—	28.8
Restructuring and integration costs	—	4.6	4.0	—	—	8.6
Equity in earnings of operating affiliates	—	1.0	(0.3)	(6.4)	—	(5.7)
Other operating—net	—	1.1	—	0.2	—	1.3

Operating earnings (loss)	(0.5)	79.3	34.6	55.2	(31.8)	136.8
Interest expense	—	57.3	0.7	0.4	(0.1)	58.3
Interest income	—	(0.3)	4.5	(4.6)	0.1	(0.3)
Loss on extinguishment of debt	—	—	—	—	—	—
Net (earnings) loss of wholly-owned subsidiaries	(52.6)	(28.0)	(27.9)	—	108.5	—
Other non-operating—net	—	(0.1)	(0.4)	—	—	(0.5)

Earnings before income taxes and equity in loss of non-operating affiliates	52.1	50.4	57.7	59.4	(140.3)	79.3
Income tax provision (benefit)	3.5	(2.2)	24.6	(7.0)	—	18.9
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	10.8	—	10.8

Net earnings (loss)	48.6	52.6	33.1	77.2	(140.3)	71.2
Less: Net earnings attributable to the noncontrolling interest	—	—	6.4	48.4	(31.8)	23.0

Net earnings (loss) attributable to common stockholders	$48.6	$52.6	$26.7	$28.8	$(108.5)	$48.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,695.8	$553.3	$696.1	$(217.8)	$2,727.4
Cost of sales	—	1,241.2	427.7	487.6	(124.7)	2,031.8

Gross margin	—	454.6	125.6	208.5	(93.1)	695.6
Selling, general and administrative	2.1	49.4	14.5	7.3	—	73.3
Restructuring and integration costs	—	11.3	6.6	—	—	17.9
Equity in earnings of operating affiliates		1.0	(0.8)	(7.4)	—	(7.2)
Other operating—net	118.7	32.0	—	0.2	—	150.9

Operating earnings (loss)	(120.8)	360.9	105.3	208.4	(93.1)	460.7
Interest expense	—	163.4	6.8	0.6	(0.2)	170.6
Interest income	—	(0.9)	10.4	(10.7)	0.2	(1.0)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(216.5)	(83.4)	(94.3)	—	394.2	—
Other non-operating—net	—	(28.2)	(0.4)	—	—	(28.6)

Earnings before income taxes and equity in loss of non-operating affiliates	95.7	310.0	165.8	218.5	(487.3)	302.7
Income tax provision (benefit)	(53.2)	93.4	68.9	(4.7)	—	104.4
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	(0.1)	15.9	—	15.7

Net earnings (loss)	148.9	216.5	96.8	239.1	(487.3)	214.0
Less: Net earnings attributable to the noncontrolling interest	—	—	16.7	141.5	(93.1)	65.1

Net earnings (loss) attributable to common stockholders	$148.9	$216.5	$80.1	$97.6	$(394.2)	$148.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$117.2	$87.7	$443.4	$—	$648.4
Accounts receivable	—	675.6	75.4	170.1	(692.3)	228.8
Inventories—net	—	190.7	53.8	26.7	(0.1)	271.1
Prepaid income taxes	—	88.4	12.7	16.9	(89.4)	28.6
Deferred income taxes	2.2	—	21.1	3.9	(27.2)	—
Other	—	13.7	4.8	3.6	—	22.1

Total current assets	2.3	1,085.6	255.5	664.6	(809.0)	1,199.0
Property, plant and equipment—net	—	742.8	1,695.8	1,490.2	—	3,928.8
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligation escrow account	—	40.2	—	—	—	40.2
Investments in and advances to unconsolidated affiliates	1,876.8	4,797.5	1,155.3	979.2	(7,820.3)	988.5
Investments in auction rate securities	—	122.4	—	—	—	122.4
Investment in marketable equity securities	—	—	—	—	—	—
Deferred income taxes	—	—	99.1	0.4	(99.5)	—
Due from affiliates	1,984.6	—	1,479.4	—	(3,464.0)	—
Goodwill	—	0.9	2,095.5	—	—	2,096.4
Other assets	—	124.0	95.5	22.7	—	242.2

Total assets	$3,863.7	$6,913.4	$6,876.1	$3,157.1	$(12,192.8)	$8,617.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$189.0	$81.0	$70.4	$(10.9)	$329.5
Income taxes payable	—	0.1	71.9	1.6	(73.6)	—
Customer advances	—	262.4	23.5	35.2	—	321.1
Notes payable	—	—	587.9	—	(587.9)	—
Deferred income taxes	—	50.7	18.9	—	(26.1)	43.5
Distributions payable to noncontrolling interest	—	—	—	142.2	(142.2)	—
Other	—	18.9	3.6	8.7	—	31.2

Total current liabilities	—	521.1	786.8	258.1	(840.7)	725.3
Notes payable	—	—	—	14.1	(9.3)	4.8
Long-term debt	—	2,237.8	13.0	—	—	2,250.8
Deferred income taxes	—	87.4	913.8	146.7	(116.3)	1,031.6
Due to affiliates	—	1,985.7	—	1,478.3	(3,464.0)	—
Other noncurrent liabilities	—	204.5	86.4	12.2	—	303.1
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,721.5	739.9	4,450.9	1,044.5	(6,235.3)	2,721.5
Retained earnings (Accumulated deficit)	1,177.6	1,173.1	80.1	92.5	(1,345.7)	1,177.6
Accumulated other comprehensive income (loss)	(36.1)	(36.1)	18.9	12.8	4.4	(36.1)

Total stockholders' equity	3,863.7	1,876.9	4,703.0	1,247.7	(7,827.6)	3,863.7
Noncontrolling interest	—	—	373.1	—	65.1	438.2

Total equity	3,863.7	1,876.9	5,076.1	1,247.7	(7,762.5)	4,301.9

Total liabilities and equity	$3,863.7	$6,913.4	$6,876.1	$3,157.1	$(12,192.8)	$8,617.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$148.9	$216.5	$96.8	$239.1	$(487.3)	$214.0
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation, depletion and amortization	—	161.5	63.2	63.8	—	288.5
Deferred income (benefit) taxes	—	21.1	29.1	(8.7)	—	41.5
Stock compensation expense	5.6	—	—	0.2	—	5.8
Excess tax benefit from stock-based compensation	(1.2)	—	—	—	—	(1.2)
Unrealized (gain) loss on derivatives	—	17.9	(1.5)	4.5	—	20.9
Inventory valuation allowance	—	0.2	0.2	—	—	0.4
Loss on extinguishment of debt		—	17.0			17.0
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	(0.8)	0.7	—	—	(0.1)
Undistributed (earnings) loss of affiliates—net	(216.5)	(179.2)	(94.2)	(28.5)	487.3	(31.1)
Due to / from affiliates—net	(1,047.0)	1,049.7	(1,126.7)	1,124.0	—	—
Changes in (net of effects of acquisition):
Accounts receivable	—	(659.9)	9.1	140.0	588.4	77.6
Inventories	—	(3.3)	42.0	37.6	—	76.3
Accrued income taxes	—	(71.4)	49.3	(9.2)	—	(31.3)
Accounts payable and accrued expenses	—	30.2	491.4	(0.2)	(588.4)	(67.0)
Customer advances—net	—	102.9	(19.9)	(28.3)	—	54.7
Other—net	(0.8)	(1.0)	1,196.1	(1,198.0)	—	(3.7)

Net cash provided by (used in) operating activities	(1,111.0)	656.1	752.6	336.3	—	634.0

Investing Activities:
Additions to property, plant and equipment	—	(75.1)	(72.6)	(40.8)	—	(188.5)
Proceeds from sale of property, plant and equipment	—	12.7	—	—	—	12.7
Purchases of short-term securities	—	(25.5)	—	—	—	(25.5)
Sales and maturities of short-term and auction rate securities	—	219.5	—	—	—	219.5
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Purchase of Terra Industries Inc.	—	(3,721.4)			543.6	(3,177.8)
Other—net	—	0.3	—	30.7	—	31.0

Net cash provided by (used in) investing activities	—	(3,426.1)	(72.6)	(10.1)	543.6	(2,965.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—		5,197.2
Payments of long-term debt	—	(2,964.2)	(744.5)	—		(3,708.7)
Financing fees	(41.3)	(167.8)	—	—	—	(209.1)
Dividends paid on common stock	(19.1)	—	(20.0)	—	—	(39.1)
Dividends to / from affiliates	19.1	(19.1)	—	—	—	—
Distributions to noncontrolling interest	—	182.3	(16.6)	(276.2)	—	(110.5)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	1.2	—	—	—	—	1.2
Excess tax benefit from stock-based compensation	1.2	—	—	—	—	1.2
Other—net	—	—	0.7	(0.7)	—	—

Net cash provided by (used in) financing activities	1,111.1	2,228.4	(780.4)	(276.9)	—	2,282.2

Effect of exchange rate changes on cash and cash equivalents	—	(4.2)	—	4.5	—	0.3

Increase (decrease) in cash and cash equivalents	0.1	(545.8)	(100.4)	53.8	543.6	(48.7)
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$0.1	$117.2	$87.7	$443.4	$—	$648.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$394.8	$—	$93.7	$(58.4)	$430.1
Cost of sales	—	293.0	—	36.2	(23.1)	306.1

Gross margin	—	101.8	—	57.5	(35.3)	124.0
Selling, general and administrative	0.4	14.4	—	0.3	—	15.1
Other operating—net	3.4	15.7	—	—	—	19.1

Operating earnings (loss)	(3.8)	71.7	—	57.2	(35.3)	89.8
Interest expense	—	0.3	—	0.1	—	0.4
Interest income	—	(0.6)	—	(1.5)	—	(2.1)
Net (earnings) loss of wholly-owned subsidiaries	(41.4)	(4.4)	—	—	45.8	—
Other non-operating—net	—	—	—	—	—	—

Earnings before income taxes and equity in earnings of unconsolidated affiliates	37.6	76.4	—	58.6	(81.1)	91.5
Income tax provision (benefit)	(0.9)	35.0	—	(2.0)	—	32.1
Equity in earnings of unconsolidated affiliates—net of taxes	—	—	—	0.6	—	0.6

Net earnings	38.5	41.4	—	61.2	(81.1)	60.0
Less: Net earnings attributable to the noncontrolling interest	—	—	—	56.8	(35.3)	21.5

Net earnings attributable to common stockholders	$38.5	$41.4	$—	$4.4	$(45.8)	$38.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,978.6	$—	$366.3	$(243.2)	$2,101.7
Cost of sales	—	1,342.6	—	137.9	(92.1)	1,388.4

Gross margin	—	636.0	—	228.4	(151.1)	713.3
Selling, general and administrative	1.5	44.8	—	0.7	—	47.0
Other operating—net	27.4	30.2	—	—	—	57.6

Operating earnings (loss)	(28.9)	561.0	—	227.7	(151.1)	608.7
Interest expense	—	1.0	—	0.3	(0.2)	1.1
Interest income	—	(2.4)	—	(1.9)	0.2	(4.1)
Net (earnings) loss of wholly-owned subsidiaries	(335.2)	(2.6)	—	—	337.8	—
Other non-operating—net	—	(0.4)	—	—	—	(0.4)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	306.3	565.4	—	229.3	(488.9)	612.1
Income tax provision (benefit)	(7.9)	230.2	—	(2.2)	—	220.1
Equity in loss of non-operating affiliates—net of taxes	—	—	—	(0.8)	—	(0.8)

Net earnings	314.2	335.2	—	230.7	(488.9)	391.2
Less: Net earnings attributable to the noncontrolling interest	—	—	—	228.1	(151.1)	77.0

Net earnings attributable to common stockholders	$314.2	$335.2	$—	$2.6	$(337.8)	$314.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$663.0	$—	$34.1	$—	$697.1
Short-term investments	—	185.0	—	—	—	185.0
Accounts receivable	—	93.2	—	256.0	(181.8)	167.4
Inventories—net	—	188.6	—	19.2	—	207.8
Prepaid income taxes	—	14.7	—	—	—	14.7
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	9.5	—	1.6	—	11.1

Total current assets	2.2	1,154.0	—	310.9	(184.0)	1,283.1
Property, plant and equipment—net	—	745.2	—	48.6	—	793.8
Asset retirement obligation escrow account	—	36.5	—	—	—	36.5
Investments in and advances to unconsolidated affiliates	1,672.2	90.6	—	44.5	(1,761.7)	45.6
Investments in auction rate securities	—	133.9	—	—	—	133.9
Investment in marketable equity securities	—	160.2	—	—	—	160.2
Due from affiliates	54.5	—	—	1.0	(55.5)	—
Goodwill	—	0.9	—	—	—	0.9
Other assets	—	35.1	—	5.8	—	40.9

Total assets	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$151.2	$—	$24.2	$(2.9)	$172.5
Customer advances	—	159.5	—	—	—	159.5
Deferred income taxes	—	53.7	—	—	(1.1)	52.6
Distributions payable to noncontrolling interest	—	—	—	271.0	(178.9)	92.1
Other	—	3.1	—	—	—	3.1

Total current liabilities	—	367.5	—	295.2	(182.9)	479.8

Notes payable	—	—	—	13.8	(9.1)	4.7
Deferred income taxes	—	70.2	—	(0.9)	(1.0)	68.3
Due to affiliates	—	55.5	—	—	(55.5)	—
Other noncurrent liabilities	—	191.0	—	6.3	(0.1)	197.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.5	—	—	0.1	(0.1)	0.5
Paid-in capital	723.5	739.8	—	43.7	(783.5)	723.5
Retained earnings (Accumulated deficit)	1,048.1	975.6	—	(5.1)	(970.5)	1,048.1
Accumulated other comprehensive income (loss)	(43.2)	(43.2)	—	(7.6)	50.8	(43.2)

Total stockholders' equity	1,728.9	1,672.2	—	96.4	(1,768.6)	1,728.9
Noncontrolling interest	—	—	—	—	16.0	16.0

Total equity	1,728.9	1,672.2	—	96.4	(1,752.6)	1,744.9

Total liabilities and equity	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$314.2	$335.2	$—	$230.7	$(488.9)	$391.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	63.9	—	9.4	—	73.3
Deferred income (benefit) taxes	—	49.9	—	(0.3)	—	49.6
Stock compensation expense	4.7	—	—	—	—	4.7
Excess tax benefit from stock-based compensation	(4.4)	—	—	—	—	(4.4)
Unrealized (gain) loss on derivatives	—	(84.8)	—	—	—	(84.8)
Inventory valuation allowance	—	(57.0)	—	—	—	(57.0)
Loss (gain) on disposal of property, plant and equipment	—	0.4	—	—	—	0.4
Undistributed (earnings) loss of affiliates—net of taxes	(335.2)	(153.6)		0.7	488.9	0.8
Due to / from affiliates—net	15.1	(15.4)		0.3	—	—
Changes in:
Accounts receivable	—	(1.9)	—	44.9	—	43.0
Inventories	—	418.3	—	9.0	—	427.3
Accrued income taxes	—	26.6	—	—	—	26.6
Accounts payable and accrued expenses	—	(56.1)	—	(11.3)	—	(67.4)
Customer advances—net	—	(224.5)	—	—	—	(224.5)
Other—net	(1.8)	(7.5)	—	1.0	—	(8.3)

Net cash provided by (used in) operating activities	(7.4)	293.5	—	284.4	—	570.5

Investing Activities:
Additions to property, plant and equipment	—	(166.7)	—	(14.7)	—	(181.4)
Proceeds from sale of property, plant and equipment	—	8.9	—	—	—	8.9
Purchases of short-term and auction rate securities	—	(254.9)	—	—	—	(254.9)
Sales and maturities of short-term and auction rate securities	—	103.3	—	—	—	103.3
Purchases of marketable equity securities	—	(247.2)	—	—	—	(247.2)
Deposit to asset retirement obligation escrow account	—	(7.5)	—	—	—	(7.5)
Other—net	—	(2.5)	—	—	—	(2.5)

Net cash provided by (used in) investing activities	—	(566.6)	—	(14.7)	—	(581.3)

Financing Activities:
Dividends paid on common stock	(14.4)	(0.1)	—	—	—	(14.5)
Dividends to / from affiliates	14.5	(14.5)				—
Distributions to noncontrolling interest	—	204.6	—	(316.9)	—	(112.3)
Issuances of common stock under employee stock plans	2.9	—	—	—	—	2.9
Excess tax benefit from stock-based compensation	4.4	—	—	—	—	4.4

Net cash provided by (used in) financing activities	7.4	190.0	—	(316.9)	—	(119.5)

Effect of exchange rate changes on cash and cash equivalents	—	(27.6)	—	30.4	—	2.8

Increase (decrease) in cash and cash equivalents	—	(110.7)	—	(16.8)	—	(127.5)
Cash and cash equivalents at beginning of period	—	578.5	—	46.5	—	625.0

Cash and cash equivalents at end of period	$—	$467.8	$—	$29.7	$—	$497.5

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our Current Report on Form 8-K filed with the SEC on April 15, 2010, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2010 Compared to the Third Quarter of 2009

  •
  Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

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

CF INDUSTRIES HOLDINGS, INC.

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products. Prior to the acquisition of Terra, our principal assets included:

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

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $48.2 million in the third quarter of 2010 compared to net earnings of $38.5 million in the same quarter of 2009. Our results for the third quarter of 2010 included:

  •
  a net $25.7 million pre-tax unrealized mark-to-market loss ($15.9 million after tax) on natural gas derivatives;

  •
  $14.7 million ($9.1 million after tax) of accelerated amortization of debt issuance costs recognized upon partial repayment of the senior secured term loan; and

  •
  $8.6 million ($5.3 million after tax) of restructuring and integration costs associated with the acquisition of Terra and $0.4 million ($0.7 million after tax) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

    Net earnings attributable to common stockholders of $38.5 million for the third quarter of 2009 included a net $1.9 million pre-tax unrealized mark-to-market gain ($1.1 million after tax) on natural gas derivatives, and $18.7 million ($10.1 million after tax) of business combination related expense associated with our acquisition of Terra, costs associated with responding to Agrium Inc.'s (Agrium) proposed acquisition of CF Holdings and development costs of our proposed nitrogen complex in Peru.

  •
  Our gross margin increased $45.8 million, or 37%, to $169.8 million in the third quarter of 2010 from $124.0 million in the same quarter of 2009. Gross margin increased by $50.8 million due to the acquisition of Terra. The impacts of Terra, higher average nitrogen and phosphate fertilizer selling prices, and higher nitrogen fertilizer sales volumes were partially offset by higher realized natural gas costs, unrealized mark-to-market losses on natural gas derivatives in the current year compared to unrealized gains in the prior year and higher raw material costs.

  •
  Our net sales increased $487.0 million, or 113%, to $917.1 million in the third quarter of 2010 from $430.1 million in the third quarter of last year. The increase in net sales was due primarily to the inclusion of $400.0 million of Terra net sales, higher average nitrogen and phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume, partially offset by lower phosphate segment sales volumes. Total sales volume increased 1.7 million tons, or 98%, in the third quarter of 2010 to 3.4 million tons as compared to the third quarter of 2009, due primarily to the acquisition of Terra, which added 1.6 million tons to sales volume.

  •
  Cash flow from operating activities increased $63.5 million, or 11%, to $634.0 million during the first nine months of 2010 compared to the same period of 2009 due to cash generated by operations, partially offset by less cash generated by working capital changes.

  •
  We paid cash dividends of $39.1 million and $14.5 million in the first nine months of 2010 and 2009, respectively. The increase in cash dividends was due primarily to cash dividends of $20.1 million declared by Terra prior to the April 5, 2010 acquisition that were paid subsequent to the acquisition date and an increase in the number of common shares outstanding during the nine months ended September 30, 2010 compared to 2009. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

  •
  Net earnings attributable to common stockholders of $148.9 million for the nine months ended September 30, 2010 were $165.3 million less than net earnings attributable to common

CF INDUSTRIES HOLDINGS, INC.

    stockholders in the comparable period of 2009. Our results for the nine months ended September 30, 2010 included:

    •
    $150.0 million ($148.4 million after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru;

    •
    $73.7 million ($45.5 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan;

    •
    a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock;

    •
    a net $21.8 million pre-tax unrealized mark-to-market loss ($13.5 million after tax) on natural gas derivatives;

    •
    a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting;

    •
    $17.9 million ($11.1 million after tax) of restructuring and integration costs associated with the acquisition of Terra; and

    •
    a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except per share amounts)
Net sales	$917.1	$430.1	$487.0	113.2%	$2,727.4	$2,101.7	$625.7	29.8%
Cost of sales	747.3	306.1	441.2	144.1%	2,031.8	1,388.4	643.4	46.3%

Gross margin	169.8	124.0	45.8	36.9%	695.6	713.3	(17.7)	(2.5)%
Selling, general and administrative	28.8	15.1	13.7	90.7%	73.3	47.0	26.3	56.0%
Restructuring and integration costs	8.6	—	8.6	N/M	17.9	—	17.9	N/M
Equity in earnings of operating affiliates	(5.7)	—	(5.7)	N/M	(7.2)	—	(7.2)	N/M
Other operating—net	1.3	19.1	(17.8)	(93.2)%	150.9	57.6	93.3	162.0%

Operating earnings	136.8	89.8	47.0	52.3%	460.7	608.7	(148.0)	(24.3)%
Interest expense	58.3	0.4	57.9	N/M	170.6	1.1	169.5	N/M
Interest income	(0.3)	(2.1)	1.8	(85.7)%	(1.0)	(4.1)	3.1	(75.6)%
Loss on extinguishment of debt	—	—	—	—	17.0	—	17.0	—
Other non-operating—net	(0.5)	—	(0.5)	N/M	(28.6)	(0.4)	(28.2)	N/M

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	79.3	91.5	(12.2)	(13.3)%	302.7	612.1	(309.4)	(50.5)%
Income tax provision	18.9	32.1	(13.2)	(41.1)%	104.4	220.1	(115.7)	(52.6)%
Equity in earnings (loss) of non-operating affiliates—net of taxes	10.8	0.6	10.2	N/M	15.7	(0.8)	16.5	N/M

Net earnings	71.2	60.0	11.2	18.7%	214.0	391.2	(177.2)	(45.3)%
Less: Net earnings attributable to noncontrolling interest	23.0	21.5	1.5	7.0%	65.1	77.0	(11.9)	(15.5)%

Net earnings attributable to common stockholders	$48.2	$38.5	$9.7	25.2%	$148.9	$314.2	$(165.3)	(52.6)%

Diluted net earnings per share attributable to common stockholders	$0.67	$0.78	$(0.11)		$2.35	$6.38	$(4.03)
Diluted weighted average common shares outstanding	71.9	49.3	22.6		63.2	49.2	14.0
Dividends declared per common share	$0.10	$0.10	$—		$0.30	$0.30	$—

N/M—Not Meaningful

Third Quarter of 2010 Compared to the Third Quarter of 2009

Consolidated Operating Results

        Our total gross margin increased by $45.8 million to $169.8 million for the third quarter of 2010 from $124.0 million for the comparable period of 2009 due primarily to improved results in the nitrogen segment. In the nitrogen segment, the gross margin increased by $39.4 million to $141.3 million for the third quarter of 2010 compared to $101.9 million in the same quarter of 2009. Gross margin increased by $50.8 million due to the acquisition of Terra. The impacts of Terra, higher average nitrogen fertilizer selling prices and higher nitrogen sales volumes were partially offset by higher realized natural gas costs and unrealized mark-to-market losses on natural gas derivatives in the

CF INDUSTRIES HOLDINGS, INC.

third quarter of 2010 compared to unrealized mark-to-market gains in the third quarter of 2009. In the phosphate segment, gross margin increased by $6.4 million to $28.5 million for the third quarter of 2010 from $22.1 million for the comparable period of 2009 due primarily to higher average phosphate fertilizer selling prices, partially offset by higher raw material costs. The net earnings attributable to common stockholders of $48.2 million for the third quarter of 2010 included a net $25.7 million pre-tax unrealized mark-to-market loss ($15.9 million after tax) on natural gas derivatives, $14.7 million ($9.1 million after tax) of accelerated amortization of debt issuance costs recognized upon partial repayment of the senior secured term loan, $8.6 million ($5.3 million after tax) of restructuring and integration costs associated with the acquisition of Terra and $0.4 million ($0.7 million after tax) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

        Net earnings attributable to common stockholders of $38.5 million for the third quarter of 2009 included a net $1.9 million pre-tax unrealized mark-to-market gain ($1.1 million after tax) on natural gas derivatives, and $18.7 million ($10.1 million after tax) of expense associated with our acquisition of Terra, costs associated with responding to Agrium's proposed acquisition of CF Holdings and development costs of our proposed nitrogen complex in Peru.

Net Sales

        Our net sales more than doubled to $917.1 million in the third quarter of 2010 from $430.1 million in the comparable quarter of 2009. The increase in net sales was due primarily to the inclusion of $400.0 million of Terra net sales, higher average nitrogen and phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume, partially offset by lower phosphate segment sales volumes. Total sales volume increased 1.7 million tons, or 98%, in the third quarter of 2010 to 3.4 million tons compared to 1.7 million tons in the same quarter of 2009. This increase was due primarily to the acquisition of Terra, which contributed an additional 1.6 million tons of sales in the third quarter. In the nitrogen segment, net sales increased $459.0 million, or 166%, to $735.1 million in the third quarter of 2010 compared to $276.1 million in the same quarter last year due primarily to the acquisition of Terra, higher average nitrogen fertilizer selling prices across all products and higher sales volumes. Average nitrogen fertilizer selling prices increased from $223 per ton in the third quarter of 2009 to $247 per ton in the third quarter of 2010. Nitrogen segment sales volumes increased 141%, or 1.7 million tons from the third quarter of 2009 due primarily to the acquisition of Terra. In the phosphate segment, net sales increased 18% to $182.0 million in the third quarter of 2010 compared to $154.0 million in the third quarter of 2009 due to higher average phosphate fertilizer selling prices, partially offset by lower phosphate segment sales volume. Phosphate segment sales volume in the third quarter of 2010 decreased by 46,000 tons, or 9%, from the same period in 2009 as no potash sales were made during 2010. We sold approximately 58,000 tons of potash during the third quarter of 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $199 per ton in the third quarter of 2010 compared to $141 per ton in the same quarter of 2009, or an increase of 41%, due primarily to higher realized natural gas costs, unrealized mark-to-market losses on natural gas derivatives compared to unrealized gains in the prior year quarter and higher depreciation and amortization associated with revaluing acquired assets to fair value under purchase accounting. Phosphate segment cost of sales averaged $340 per ton in the third quarter of 2010 compared to $265 per ton in the third quarter of the prior year, an increase of 28%, due primarily to higher raw material costs.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $13.7 million to $28.8 million in the third quarter of 2010 from $15.1 million in the same quarter of 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $8.6 million of expenses incurred during the third quarter of 2010 to integrate the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 5 to our unaudited consolidated financial statements.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the third quarter of 2010 consists of our 50% share of the operating results of PLNL, and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the acquisition of Terra.

Other Operating—Net

        Net other operating expenses decreased $17.8 million to $1.3 million in the third quarter of 2010 compared to $19.1 million in the third quarter of 2009. This decrease was due primarily to lower project development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $58.0 million in the third quarter of 2010 compared to $1.7 million of net interest income in the same quarter of 2009. The increase was due primarily to interest expense and amortization of debt issuance costs and original issue discount associated with our senior secured term facility and senior notes. Interest expense includes $14.7 million of accelerated amortization of debt fees and original issue discount recognized upon partial repayment of the senior secured term loan.

Income Taxes

        Our income tax provision for the three months ended September 30, 2010 was $18.9 million compared to $32.1 million for the same period in 2009. The effective tax rate for the three months ended September 30, 2010 based on the reported tax provision of $18.9 million and reported pre-tax income of $79.3 million was 23.8%. This compares to 35.1% in the prior year. The effective tax rate for the three months ended September 30, 2010 based on pre-tax income exclusive of the noncontrolling interest was 33.6%. This compares to 45.9% in the prior year. The decrease in the quarterly effective tax rate based on pre-tax income exclusive of noncontrolling interest is due primarily to the impact of recording the cumulative effect of a reduction in the expected annual effective tax rate in the quarter. See Note 14 to our unaudited consolidated financial statements for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes in the third quarter of 2010 consists of our share of the operating results of our unconsolidated joint venture interests including Keytrade and GrowHow.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and net earnings attributable to the interest of the publicly held common units of TNCLP. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. During the third quarter of 2010, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $0.67 in the third quarter of 2010 from $0.78 per share in the comparable quarter of 2009 due primarily to the increase in the diluted weighted average common shares outstanding, partially offset by the increase in net earnings attributable to common stockholders. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Consolidated Operating Results

        Our total gross margin decreased $17.7 million, or 2%, to $695.6 million for the nine months ended September 30, 2010 from $713.3 million for the comparable period of 2009 due to reduced gross margin in the nitrogen segment, partially offset by improved results in the phosphate segment. In the nitrogen segment, the gross margin decreased by $68.4 million to $606.1 million for the first nine months of 2010 compared to $674.5 million in the same period of 2009. Nitrogen segment gross margin increased $190.8 million due to the Terra acquisition. The impacts of Terra, lower realized natural gas costs and higher sales volume increased the nitrogen segment gross margin. This increase was more than offset by lower average nitrogen selling prices and the negative effect of a $106.6 million change in the unrealized mark-to-market adjustment on natural gas derivatives. In the phosphate segment, gross margin increased by $50.7 million to $89.5 million for the nine months ended September 30, 2010 compared to $38.8 million for the nine months ended September 30, 2009, due primarily to higher average phosphate fertilizer selling prices in the third quarter of 2010 and losses on potash sold during the first nine months of 2009. The net earnings attributable to common stockholders of $148.9 million for the nine months ended September 30, 2010 included $150.0 million ($148.4 million after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru, $73.7 million ($45.5 million after tax) of accelerated amortization of debt issuance costs and original issue discount recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, a net $21.8 million pre-tax unrealized mark-to-market loss ($13.5 million after tax) on natural gas derivatives, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, $17.9 million ($11.1 million after tax) of restructuring and integration costs associated with the acquisition of Terra, and a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes.

CF INDUSTRIES HOLDINGS, INC.

Net Sales

        Our net sales increased 30% to $2.7 billion in the nine months ended September 30, 2010 from $2.1 billion in the first nine months of 2009. This $625.7 million increase was due primarily to the inclusion of net sales of $926.3 million related to our acquisition of Terra, higher nitrogen sales volume and higher average phosphate fertilizer selling prices, partially offset by lower average nitrogen fertilizer selling prices and phosphate segment sales volume. Total sales volume increased 3.4 million tons, or 56%, in the first nine months of 2010 to 9.5 million tons, compared to 6.1 million tons in the first nine months of 2009. This increase was due primarily to the Terra acquisition which contributed 3.5 million tons. In the nitrogen segment, net sales increased $697.6 million, or 47%, to $2.2 billion in the nine months ended September 30, 2010 compared to $1.5 billion in the nine months ended September 30, 2009, due primarily to the acquisition of Terra and higher nitrogen fertilizer sales volume, partially offset by lower average nitrogen fertilizer selling prices. Average nitrogen fertilizer selling prices decreased from $339 per ton in the nine months ended September 30, 2009 to $269 per ton in the nine months ended September 30, 2010. Nitrogen segment sales volume in the nine months ended September 30, 2010 increased 85%, or 3.7 million tons, from the nine months ended September 30, 2009 due to the acquisition of Terra. In the phosphate segment, net sales decreased 12% to $542.5 million in the nine months ended September 30, 2010 compared to $614.4 million in the first nine months of 2009 due to lower sales volumes, partially offset by higher phosphate fertilizer selling prices which increased by 14%. Phosphate segment sales volume in the nine months ended September 30, 2010 decreased by 18% from the same period in 2009 as no potash sales were made during 2010 and export sales volume declined. We sold approximately 164,000 tons of potash during the first nine months of 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $195 per ton in the first nine months of 2010 compared to $186 per ton in the same period of 2009. This 5% increase was due primarily to a $21.8 million unrealized mark-to-market loss on natural gas derivatives in the first nine months of 2010 compared to an $84.8 million gain in the prior year period and higher depreciation and amortization associated with revaluing acquired assets to fair value under purchase accounting, partially offset by lower realized natural gas costs. Phosphate segment cost of sales averaged $326 per ton in the first nine months of 2010 compared to $339 per ton in the first nine months of the prior year, a decrease of 4%, due primarily to the inclusion of higher cost purchased potash in the phosphate segment in 2009.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $26.3 million to $73.3 million in the nine months ended September 30, 2010 from $47.0 million in the same period of 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $17.9 million incurred during the second and third quarters of 2010 to integrate the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 5 to our unaudited consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first nine months of 2010 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the Terra acquisition.

Other Operating—Net

        Net other operating expenses increased $93.3 million to $150.9 million in the nine months ended September 30, 2010 compared to $57.6 million in the same period of 2009. This increase was due primarily to $150.0 million of costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA, the cost of responding to Agrium's proposed acquisition of CF Holdings, and project development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $169.6 million in the nine months ended September 30, 2010 compared to $3.0 million of net interest income in the same period of 2009. The change was due primarily to interest expense and amortization of debt issuance costs associated with our senior secured bridge facility, senior secured term facility and senior notes. Interest expense includes $73.7 million of accelerated amortization of debt fees recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Income Taxes

        Our income tax provision for the nine months ended September 30, 2010 was $104.4 million compared to $220.1 million for the same period in 2009. The effective tax rate for the nine months ended September 30, 2010 based on the reported tax provision of $104.4 million and reported pre-tax income of $302.7 million was 34.5%. This compares to 36.0% in the prior year. The effective tax rate for the nine months ended September 30, 2010 based on pre-tax income exclusive of the noncontrolling interest was 43.9%. This compares to 41.1% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from an increase in non-deductible costs associated with our acquisition of Terra and Peru project development activities. See Note 14 to our unaudited consolidated financial statements for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for the first nine months of 2010 consists of our share of the operating results of unconsolidated joint venture interests in Keytrade and GrowHow since the acquisition of Terra.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the interest of the publicly held common units of TNCLP. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. During the second and third quarters of 2010, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $2.35 in the first nine months of 2010 from $6.38 per share in the comparable period of 2009 due primarily to the decrease in net earnings attributable to common stockholders and the increase in diluted weighted average shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$735.1	$276.1	$459.0	166.2%	$2,184.9	$1,487.3	$697.6	46.9%
Cost of sales	593.8	174.2	419.6	240.9%	1,578.8	812.8	766.0	94.2%

Gross margin	$141.3	$101.9	$39.4	38.7%	$606.1	$674.5	$(68.4)	(10.1)%
Gross margin percentage	19.2%	36.9%			27.7%	45.4%
Tons of product sold (000s)	2,981	1,238	1,743	140.8%	8,111	4,381	3,730	85.1%
Sales volume by product (000s)
Ammonia(1)	513	164	349	212.8%	1,892	778	1,114	143.2%
Urea(2)	713	495	218	44.0%	2,162	1,942	220	11.3%
UAN(3)	1,430	570	860	150.8%	3,396	1,618	1,778	109.9%
AN	262	—	262	N/M	525	—	525	N/M
Other nitrogen products	63	9	54	N/M	136	43	93	217.3%
Average selling price per ton by product
Ammonia	$394	$355	$39	11.0%	$378	$596	$(218)	(36.6)%
Urea	263	260	3	1.2%	286	313	(27)	(8.6)%
UAN	188	155	33	21.3%	205	255	(50)	(19.6)%
AN	203	—	203	N/M	208	—	208	N/M
Cost of natural gas (per MMBtu)(4)	$4.37	$3.29	$1.08	32.8%	$4.54	$5.01	$(0.47)	(9.4)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.29	$3.15	$1.14	36.2%	$4.58	$3.80	$0.78	20.5%
Depreciation and amortization	$70.9	$14.9	$56.0	N/M	$154.8	$43.2	$111.6	N/M
Capital expenditures	$74.9	$40.4	$34.5	85.4%	$151.9	$127.6	$24.3	19.0%
Production volume by product (000s)
Ammonia(5)	1,662	818	844	103.2%	4,250	2,294	1,956	85.3%
Granular urea	595	514	81	15.8%	1,837	1,736	101	5.8%
UAN (32%)	1,233	547	686	125.4%	3,098	1,492	1,606	107.6%
AN	263	—	263	N/M	521	—	521	N/M
N/M—Not Meaningful

(1)
Includes export sales of 23,000 tons for the nine months ended September 30, 2010. There were no export sales in the third quarter of 2010 or in the nine months ended September 30, 2009.

(2)
Includes export sales of 41,000 tons for the three and nine months ended September 30, 2010, respectively. Export sales for the three and nine months ended September 30, 2009 were 12,000 and 36,000, respectively.

(3)
Includes export sales of 192,000 and 257,000 tons for the three and nine months ended September 30, 2010, respectively. Export sales for the three and nine months ended September 30, 2009 were 120,000 and 275,000, respectively.

(4)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(5)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2010 Compared to the Third Quarter of 2009

        Net Sales.    Nitrogen segment net sales increased $459.0 million, or 166%, to $735.1 million in the third quarter of 2010 compared to $276.1 million in the same quarter of last year due primarily to the acquisition of Terra, which increased net sales by $400.0 million, higher average nitrogen fertilizer selling prices and higher sales volume. Average selling prices across all nitrogen products increased in the third quarter of 2010 from the same quarter of 2009 due to strengthening demand from a strong agricultural market and low downstream inventories. Nitrogen fertilizer sales volume in the third quarter of 2010 increased 1.7 million tons from the corresponding period of 2009 due primarily to the acquisition of Terra. Expectations of a strong fall application season in the case of ammonia and efforts by customers to restock inventory in the face of increasing prices and tightness in supply availability in the case of urea led to strong product movement in the quarter.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $199 per ton in the third quarter of 2010 compared to $141 per ton in the third quarter of 2009 due to higher realized natural gas prices, the impact of unrealized mark-to-market losses on natural gas derivatives, and higher depreciation and amortization associated with revaluing assets to fair value under purchase accounting. The overall weighted-average cost of natural gas supplied to our nitrogen facilities, including realized gains and losses on derivatives, increased by 33% in the third quarter of 2010 versus the comparable period of 2009. We recognized a net $25.7 million unrealized mark-to-market loss on natural gas derivatives in the third quarter of 2010 compared to a net $1.9 million unrealized mark-to-market gain in the same period of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

        Net Sales.    Nitrogen segment net sales increased $697.6 million, or 47%, to $2.2 billion in the nine months ended September 30, 2010 compared to $1.5 billion in the same period of last year due primarily to the acquisition of Terra, which increased net sales by $926.3 million. This increase was partially offset by lower average selling prices across all nitrogen products. During the nine months ended September 30, 2009, we benefited from substantial sales volume that had been contracted under our FPP at earlier dates and higher prices. Nitrogen fertilizer sales volume in the first nine months of 2010 increased 3.7 million tons from the corresponding period of 2009 due primarily to the acquisition of Terra. Ammonia sales volume increased significantly during the first nine months of 2010 compared to the first nine months of 2009 due primarily to the Terra acquisition, strong spring applications due to favorable weather and soil conditions, and strong third quarter sales due to the anticipation of a robust fall application season. Urea and UAN sales volume increased in the first nine months of 2010 as compared to the same period in 2009 due primarily to the acquisition of Terra.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $195 per ton in the nine months ended September 30, 2010 compared to $186 per ton in the same period of 2009. The 5% increase was due primarily to a $21.8 million unrealized mark-to-market loss on natural gas derivatives in the first nine months of 2010 compared to an $84.8 million gain in the prior year period, partially offset by lower realized natural gas costs. We also recognized higher depreciation and amortization associated with revaluing acquired assets to fair value under purchase accounting.

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

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	2010 v. 2009	2010 v. 2009	2010	2009	2010 v. 2009	2010 v. 2009
	(in millions, except as noted)
Net sales	$182.0	$154.0	$28.0	18.2%	$542.5	$614.4	$(71.9)	(11.7)%
Cost of sales	153.5	131.9	21.6	16.4%	453.0	575.6	(122.6)	(21.3)%

Gross margin	$28.5	$22.1	$6.4	29.0%	$89.5	$38.8	$50.7	130.7%
Gross margin percentage	15.6%	14.4%			16.5%	6.3%
Gross margin by product
DAP/MAP	28.5	21.3	7.2	33.8%	89.5	72.8	16.7	22.9%
Potash	—	0.8	(0.8)	N/M	—	(34.0)	34.0	N/M
Gross margin percentage by product
DAP/MAP	15.6%	17.2%			16.5%	13.9%
Potash	—	2.6%			—	(37.9)%
Tons of product sold (000s)	451	497	(46)	(9.3)%	1,390	1,698	(308)	(18.1)%
Sales volume by product (000s)
DAP	329	332	(3)	(0.9)%	1,058	1,246	(188)	(15.1)%
MAP	122	107	15	14.0%	332	288	44	15.3%
Potash	—	58	(58)	N/M	—	164	(164)	N/M
Domestic vs. export sales (000s)
Domestic	260	342	(82)	(24.0)%	866	997	(131)	(13.1)%
Export	191	155	36	23.2%	524	701	(177)	(25.2)%
Average selling price per ton by product
DAP	$403	$281	$122	43.4%	$387	$338	$49	14.5%
MAP	404	283	121	42.8%	399	357	42	11.8%
Potash	—	527	(527)		—	548	(548)
Depreciation, depletion and amortization	$13.5	$11.5	$2.0	17.4%	$38.2	$28.4	$9.8	34.5%
Capital expenditures	$9.2	$13.9	$(4.7)	(33.8)%	$36.0	$53.4	$(17.4)	(32.6)%
Production volume by product (000s)
Phosphate rock	965	914	51	5.6%	2,563	2,268	295	13.0%
Sulfuric acid	639	600	39	6.5%	1,835	1,681	154	9.2%
Phosphoric acid as P2O5(1)	236	223	13	5.8%	687	671	16	2.4%
DAP/MAP	473	443	30	6.8%	1,365	1,336	29	2.2%
N/M—Not Meaningful

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2010 Compared to the Third Quarter of 2009

        Net Sales.    Phosphate segment net sales increased 18% to $182.0 million in the third quarter of 2010 from $154.0 million in the third quarter of 2009 due to higher average phosphate fertilizer selling prices. Our total volume of phosphate fertilizer sales of 451,000 tons in the third quarter of 2010 was 3% higher than in the comparable period in 2009 due to higher MAP sales. Phosphate segment results in 2009 included 58,000 tons of potash fertilizer sales. Average phosphate fertilizer selling prices for the third quarter of 2010 increased by 43% compared to the third quarter of last year due to low downstream inventories and higher demand from a strong agricultural market.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $340 per ton in the third quarter of 2010 compared to $233 per ton in the same quarter of the prior year. The 46% increase was due primarily to higher sulfur and ammonia costs included in cost of sales.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

        Net Sales.    Phosphate segment net sales decreased 12% to $542.5 million in the first nine months of 2010 from $614.4 million in the third quarter of 2009 due to lower sales volume, partially offset by higher average phosphate fertilizer selling prices. Our total volume of phosphate fertilizer sales of 1.4 million tons in the nine months ended September 30, 2010 was 9% lower than in the comparable period in 2009 due primarily to lower export sales. The phosphate segment net sales included 164,000 tons of potash in the nine months ended September 30, 2009. There were no potash sales in 2010. Average phosphate fertilizer selling prices for the first nine months of 2010 increased by 14% compared to the same period of last year, resulting from increased demand and tight international supplies.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $326 per ton in the nine months ended September 30, 2010 compared to $295 per ton in the same period of the prior year. The 11% increase was due primarily to the impact of a previously recognized inventory valuation adjustment and higher maintenance and power costs.

Liquidity and Capital Resources

Overview

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

        During the second and third quarters of 2010, our sources and uses of cash were impacted by our acquisition of Terra.

        In the second quarter of 2010, our main sources of cash to fund the acquisition were from the issuance of long-term debt and common stock. During the third quarter of 2010, we used a significant portion of our cash and cash equivalents to repay a portion of our long term debt that we issued in the second quarter of 2010 to finance the acquisition of Terra. See "Acquisition of Terra Industries Inc." and "Debt" within this discussion and analysis.

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

Cash Balances

        As of September 30, 2010, we had cash and cash equivalents of $648.4 million and a $321.1 million current liability attributable to customer advances related to cash deposits received under our Forward Pricing Program (FPP). As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million and a $159.5 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        As of September 30, 2010, our investments in auction rate securities were reported at their fair value of $122.4 million, after reflecting a $6.7 million unrealized holding loss against a par value of $129.1 million. At December 31, 2009, our investments in auction rate securities totaled $133.9 million, after reflecting a $4.5 million unrealized holding loss against a par value of $138.4 million.

        Because the traditional auction process for auction rate securities has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first nine months of 2010, $9.3 million of auction rate securities were either sold or redeemed at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        We completed a valuation of these investments at September 30, 2010 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The model takes into account, among other variables, base interest rates, credit spreads, downgrade risks, default/recovery risk, the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Based on this valuation, we increased the unrealized holding loss recorded at December 31, 2009 by $2.2 million. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 8 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.3 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

CF INDUSTRIES HOLDINGS, INC.

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

Debt

        We arranged debt under our credit facilities consisting of a $2.0 billion senior secured term loan facility, a $500.0 million revolving credit facility and a $1.75 billion senior secured bridge loan facility, to finance the acquisition of Terra and pay related fees and expenses. See "Acquisition of Terra Industries Inc." later in this section. As of September 30, 2010, we had $637.8 million of borrowings outstanding under our senior secured term loan facility (term loan facility) and $1.6 billion of outstanding senior notes. The term loan facility has a 5-year maturity. Interest is charged based on one of two alternatives available to us, both of which involve a base rate (with a minimum level) that may vary, plus an applicable margin. Scheduled principal amortization on the term loan facility of 1% annually was satisfied through prepayments on the term loan during the third quarter of 2010. During the third quarter of 2010, we prepaid $350 million on the term loan facility. We are also required to repay the term loan annually to the extent of 50% of our excess cash flow, as defined in the agreement. Our senior notes were issued in two series of equal amounts of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        The Credit Agreement and Senior Notes indentures include representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. As of September 30, 2010, we were in compliance with all such covenants. Our current credit ratings are as follows:

Rating Agency	Senior Notes	Term Loan Facility	Outlook
Moody's	B1	Ba1	Positive
Standard & Poor's	BB+	BBB	Stable

        In assessing our credit strength, both Moody's and Standard & Poor's consider our business model, capital structure, financial policies and financial statements. Our credit ratings impact our future borrowing costs and access to capital markets.

        In September 2009, Terra commenced a cash tender offer and consent solicitation for the 7% senior notes due 2017 (2017 Notes). In October 2009, Terra announced completion of the tender offer and received tenders from holders of approximately $317.5 million aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding notes. As of September 30, 2010, $13.0 million of the 2017 Notes remain outstanding.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.8 million as of September 30, 2010 compared to $4.7 million as of December 31, 2009.

        We have a revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of September 30, 2010, $482.9 million was available for borrowing under the revolving credit facility, reflecting $17.1 million of outstanding letters of credit and no outstanding borrowings thereunder.

CF INDUSTRIES HOLDINGS, INC.

        TNCLP had a revolving credit facility which was available for borrowings only by TNCLP of up to $50.0 million at any time. On June 30, 2010, a waiver was executed, extending the effective date through September 28, 2010. TNCLP's general partner, an indirect, wholly- owned subsidiary of the Company, terminated its revolving credit facility effective September 28, 2010. In the absence of this facility, TNCLP believes it has adequate available cash, short-term investments and cash from operations to fund its working capital needs.

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

        Customer advances, which typically represent a significant portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with the FPP are reflected on our balance sheet as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of September 30, 2010 and December 31, 2009, we had approximately $321.1 million and $159.5 million, respectively, in customer advances on our consolidated balance sheet.

        While customer advances were a significant source of liquidity in the nine months ended September 30, 2010 and 2009, the level of sales under the FPP is affected by many factors including current market conditions and our customers' perceptions of future market fundamentals. Compared to recent levels, the higher level of forward orders as of September 30, 2010 may reflect our customers' expectations concerning the current fertilizer pricing environment and future expectations regarding pricing and availability of supply.

CF INDUSTRIES HOLDINGS, INC.

        Under the FPP, a customer or we may delay delivery of an order due to weather conditions or other factors. These delayed shipments are generally subject to charges to the customer or to us for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported results and financial position or liquidity. However, there was no significant impact from such transactions during the first nine months of 2010. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease, and our accounts receivable balances would likely increase. Also, borrowing under our revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future FPP sales activity.

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

        As of September 30, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $27.2 million. We had $3.6 million of cash collateral on deposit with counterparties for derivative contracts as of September 30, 2010. The amount of collateral that we could have been required to post with derivative counterparties if we had failed to meet all credit risk contingent thresholds at that date could have been up to $27.1 million.

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

CF INDUSTRIES HOLDINGS, INC.

activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a cash deposit arrangement. Under current regulations, we have the option to demonstrate financial responsibility in Florida utilizing either of these methods.

        In August 2010, we reached an agreement with the United States Environmental Protection Agency and the Florida Department of Environmental Protection (FDEP) on the terms of a Consent Decree with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). The Consent Decree requires us to pay a penalty of approximately $700,000, to modify certain operating practices, and to undertake certain capital improvement projects (including a modification to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants). The Consent Decree also requires us to provide financial assurance beyond our current obligations under Florida law with respect to our ability to fund closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system, as well as any costs incurred to manage the water contained in the stack system upon closure. Initially we will provide financial assurance by funding a trust, although the required funding may be reduced if we meet certain financial metrics in the future. Should the funding requirements for Plant City as negotiated under the Consent Decree be lower than those as determined under current Florida law, we will be obligated to maintain the greater of the two amounts. On October 20, 2010, we deposited approximately $54.8 million into the trust, and transferred approximately $26.9 million from our existing asset retirement obligation escrow account, resulting in a total deposit into the trust of approximately $81.7 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the Consent Decree. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012, unless the funding obligation is reduced as noted above. Additional funding may be required in the future should the estimate of total closure and maintenance costs increase.

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

        We contributed approximately $5.6 million to our pension plans in the nine months ended September 30, 2010. We expect to contribute an additional $7.4 million to our pension plans during the remainder of 2010.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the nine months ended September 30, 2010 was $634.0 million compared to $570.5 million in the same period of 2009. The $63.5 million increase in cash provided by operating activities was due primarily to the impact of the Terra acquisition and improved demand for our products versus the prior year, partially offset by a decrease in cash generated by changes in working capital. Although net earnings declined during the period, that decline

CF INDUSTRIES HOLDINGS, INC.

was more than explained by higher depreciation and amortization and an unfavorable change in unrealized mark-to-market adjustments on our natural gas derivatives that had no cash impact. During the first nine months of 2010, depreciation, depletion and amortization increased $215.2 million due primarily to the acquisition and step-up in value of the acquired Terra assets, and unrealized mark-to-market adjustments reduced pretax earnings by $105.7 million compared to the first nine months of 2009. Year-over-year cash flow from operating activities was impacted unfavorably by changes in the amount of cash invested in working capital as inventories declined less in the first nine months of 2010 than in the first nine months of 2009.

Investing Activities

        Net cash used in investing activities was $3.0 billion for the nine months ended September 30, 2010 compared to $581.3 million in the first nine months of 2009. The $2.4 billion increase in cash used in investing activities was due primarily to the net cash consideration of $3.2 billion for the acquisition of Terra, partially financed by $194.0 million from cash provided by net sales of short-term investments and redemptions of auction rate securities, and proceeds of $167.1 million from the sale of Terra Industries Inc. common stock prior to the acquisition, compared to $247.2 million of purchases of Terra Industries Inc. common stock in 2009. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis for additional information. Net cash expended for the purchase of property, plant and equipment increased by $3.3 million in the first nine months of 2010 to $175.8 million.

Financing Activities

        Net cash provided by financing activities was $2.3 billion in the nine months ended September 30, 2010 compared to $119.5 million of cash used in the same period of 2009. The $2.4 billion increase in cash provided by financing activities was due primarily to $1.5 billion of net proceeds from the issuance of debt and $1.2 billion from the issuance of common stock in a public offering associated with our acquisition of Terra, partially offset by $0.2 billion of financing fees. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis for additional information.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Remainder of 2010	2011	2012	2013	2014	After 2014	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$2,259.0	$2,259.0
Notes payable(2)	—	4.8	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	68.5	147.3	147.2	147.1	147.2	517.5	1,174.8
Other Obligations
Operating leases	18.3	55.8	45.3	26.2	19.9	65.5	231.0
Equipment purchases and plant improvements	21.9	4.9	3.5	4.2	—	—	34.5
Transportation(3)	12.9	29.5	17.8	15.9	14.0	165.3	255.4
Purchase obligations(4)(5)	172.1	243.6	142.3	140.1	136.9	533.6	1,368.6
Keytrade commerical agreement(6)	0.7	2.8	2.1	—	—	—	5.6
Contributions to pension plans(7)	7.4	—	—	—	—	—	7.4

Total(8)	$301.8	$488.7	$358.2	$333.5	$318.0	$3,540.9	$5,341.1

(1)
Based on debt balances and interest rates as of September 30, 2010. This table excludes any payments we may be required to make on our senior secured term loan from our excess cash flow as defined in the agreement.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2010 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at September 30, 2010. Also includes minimum commitments to purchase ammonia, UAN, DAP and MAP for resale and ammonia and sulfur for use in phosphate fertilizer production. The amounts set forth above for these commitments are based on spot prices as of September 30, 2010 and actual prices may differ. Liquid markets exist for the possible resale of the natural gas, and ammonia purchased for resale, and ammonia and sulfur purchased for use in phosphate fertilizer production under most of these commitments, but gains or losses could be incurred on resale.

(5)
Purchase obligations do not include any amounts related to our financial derivatives (i.e., swaps) associated with natural gas purchases.

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

CF INDUSTRIES HOLDINGS, INC.

Acquisition of Terra Industries Inc.

        In April 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation (Composite) with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of CF Holdings. The acquisition of Terra makes us a global leader in the nitrogen fertilizer industry, diversifies our asset base and increases our geographic reach and operational efficiency, as well as, significantly increases our scale and capital market presence.

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

        See Note 19 to the unaudited consolidated financial statements for further information regarding these financing arrangements and Note 23 for further information regarding common stock issuances.

CF INDUSTRIES HOLDINGS, INC.

Terra Results of Operations

        Following is the amount of net sales and earnings from the acquired Terra businesses included in our results since April 5, 2010. The results of the acquired Terra businesses are included in the nitrogen segment.

April 5, 2010 through September 30, 2010
(In millions)
Net sales	$926.3
Net earnings attributable to Terra Industries Inc.	$80.0

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in Terra's results above is additional depreciation and amortization resulting from the increased basis of the depreciable assets and the recognition of indentified finite lived intangible assets resulting from the purchase price allocation.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in our Current Report on Form 8-K filed with the SEC on April 15, 2010. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first nine months of 2010.

Recent Accounting Pronouncements

        See Note 3 of our unaudited consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed in our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2010. Such factors include, among others:

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

Investments in Auction Rate Securities

        As of September 30, 2010, we had $122.4 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have failed. As a result, these investments are no longer liquid investments and we will not be able to access these funds until such time as auctions of these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at September 30, 2010 was $6.7 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $122.4 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $7.3 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.3 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of September 30, 2010, we had $637.8 million outstanding under our senior secured term loan facility that had an original maturity date of 5 years and a floating interest rate. A 100 basis point change in interest rates on our senior secured term loan would result in a $6.4 million change in pre-tax income on an annual basis. We also had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. Our senior secured revolving credit facility bears a current market rate of interest such that we are subject to interest rate risk on borrowings under the facility. As of September 30, 2010, there were no borrowings under the facility. The fair value of our long term debt at September 30, 2010 was approximately $2.4 billion.

        Our advances to non-operating affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of September 30, 2010. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

CF INDUSTRIES HOLDINGS, INC.

        As of September 30, 2010, we had notes payable of approximately $4.8 million that had a floating interest rate. A 100 basis point change in interest rates on our notes payable would result in a $48,000 change in pre-tax income on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar, the British pound and the Swiss franc. At the present time, we do not maintain any exchange rate derivatives or hedges related to foreign currencies.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to the nitrogen and phosphate sales not made under our Forward Pricing Program (FPP) are sensitive to changes in nitrogen and phosphate fertilizer selling prices, as well as changes in the prices of natural gas and other raw materials. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, urea and UAN (32%) by approximately $33, $22 and $13, respectively.

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

        The derivative instruments that we currently use are natural gas swap contracts and options. These instruments settle using primarily NYMEX futures, which represent fair value at any given time. The instruments are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

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

        As of September 30, 2010 and December 31, 2009, we had open derivative contracts for 72.6 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2010, we used derivatives to cover approximately 48% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $72.6 million.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 4.    CONTROLS AND PROCEDURES.

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Corporate Controller (who is currently performing the functions of our principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Corporate Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Vice President and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Purported shareholders of Terra commenced putative class actions against Terra and its directors in the Circuit Court for Baltimore City, Maryland. The Maryland court consolidated these into a single action, In re Terra Industries, Inc. Shareholder Litigation. On March 30, 2010, the plaintiffs filed a consolidated putative class action complaint, as well as a motion for partial summary judgment as to liability. The consolidated complaint generally alleged that the director defendants breached their fiduciary duties by, among other things, approving the merger agreement with Yara International ASA (Yara) without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint sought monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. The defendants filed a motion to dismiss or, in the alternative, for summary judgment, as well as an opposition to the plaintiffs' motion for partial summary judgment. On July 14, 2010, the Maryland Court denied the plaintiffs' motion for partial summary judgment and granted the defendants' motion to dismiss. The case remained open to allow counsel for the plaintiffs to file an application for attorneys' fees, and to allow the plaintiffs to file an appeal. Plaintiffs' counsel subsequently agreed to a settlement in connection with their fee application, the Court dismissed the case with prejudice on September 27, 2010, and no plaintiff filed an appeal.

        Purported Terra shareholders filed a second putative shareholder class action, also captioned In re Terra Industries, Inc. Shareholder Litigation, in the Iowa District Court for Woodbury County. The plaintiffs filed a consolidated putative class action complaint against Terra and its directors on April 14, 2010. Like the putative action in Maryland, the consolidated complaint in Iowa generally alleged that the director defendants breached their fiduciary duties by, among other things, approving the Yara merger agreement without engaging in an adequate process to determine that such agreement was the best available transaction. The complaint sought monetary damages based on the $123 million termination fee that CF Industries paid to Yara, on Terra's behalf, in connection with the termination by Terra of the Yara merger agreement. On July 23, 2010, the defendants moved to dismiss in light of the decision by the Circuit Court for Baltimore, Maryland, dismissing the virtually identical action in Maryland. Although we continue to believe that the lawsuit was without merit, in order to eliminate the burden and expense of further litigation, we reached a settlement agreement with the plaintiffs to settle this action. We do not expect the settlement to have a material impact on our results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2010.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/10 - 7/31/10	—		$—	—	$—
8/1/08 - 8/31/10	8,999	(1)	81.30	—	—
9/1/10 - 9/30/10	—		—	—	—

Total	8,999		81.30	—	—

(1)
Repurchases consist of shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the Company is signing the certifications attached to this Quarterly Report on Form 10-Q and dated November 5, 2010, as the person performing the functions of the Company's principal financial officer. As previously announced, the Company's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the Company has not yet appointed a successor.

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

CF Industries Holdings, Inc.
Date: November 5, 2010	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 5, 2010	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
4.1	First Amendment to the Rights Agreement, dated as of August 31, 2010, between the CF Industries Holdings, Inc. and Mellon Investor Services LLC, as successor to The Bank of New York (incorporated by to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on September 3, 2010, File No. 001-32597)
10.1
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 5, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.