Form 10-K
period 2010-12-31
CF Industries Holdings, Inc.
filed 2011-02-25
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR
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
Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $4,490,707,696 based on the closing sale price of common stock on June 30, 2010.

         71,297,936 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2010 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea, urea ammonium nitrate solution (UAN), ammonium nitrate (AN), diesel exhaust fluid (DEF) and aqua ammonia. Our principal products in the phosphate segment are diammonium phosphate (DAP) and monoammonium phosphate (MAP).

        Our core market and distribution facilities are concentrated in the midwestern U.S. grainproducing states and other major agricultural areas of the United States and Canada. We also serve off-shore markets through exports of nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility, as well as from our joint-venture production facilities in the Republic of Trinidad and Tobago and the United Kingdom.

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

        In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products. The principal assets acquired included:

  •
  five nitrogen fertilizer manufacturing facilities located in Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; Woodward, Oklahoma; and Donaldsonville, Louisiana, adjacent to our Donaldsonville facility;

  •
  a 75% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

CF INDUSTRIES HOLDINGS, INC.

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets.

        For the year ended December 31, 2010, we sold 11.5 million tons of nitrogen fertilizers and 1.9 million tons of phosphate fertilizers, generating net sales of $4.0 billion and pre-tax earnings of $687.7 million.

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

Company History

        We were founded in 1946 as a fertilizer brokerage operation by a group of regional agricultural cooperatives. During the 1960s, we expanded our distribution capabilities and diversified into fertilizer manufacturing through the acquisition of several existing plants and facilities. During the 1970s and again during the 1990s, we expanded our production and distribution capabilities significantly, spending approximately $1 billion in each of these decades.

        We operated as a traditional supply cooperative until 2002, when we adopted a new business model that established financial performance as our principal objective, rather than assured supply to our owners. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace.

        In August 2005, we completed our initial public offering (IPO) of common stock and listing on the New York Stock Exchange. We sold approximately 47.4 million shares of our common stock in the offering and received net proceeds of approximately $715.4 million. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and approximately 7.6 million shares of our common stock.

        In April 2010, we acquired Terra pursuant to an Agreement and Plan of Merger for a total purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, a 75% interest in another nitrogen fertilizer manufacturing facility and certain joint venture interests.

CF INDUSTRIES HOLDINGS, INC.

Operating Segments

        Our business is divided into two operating segments, the nitrogen segment and the phosphate segment. The nitrogen segment includes the manufacture and sale of ammonia, urea, UAN and AN. The phosphate segment includes the manufacture and sale of DAP and MAP.

Nitrogen Segment

        We are the largest nitrogen fertilizer producer in North America. Our primary nitrogen fertilizer products are ammonia, urea, UAN and AN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2010		2009		2008
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	2,809	$1,129.4	1,083	$557.3	1,079	$604.1
Urea	2,824	833.0	2,604	787.2	2,617	1,208.3
UAN	4,843	994.3	2,112	489.5	2,405	772.6
AN	788	164.7	—	—	—	—
Other nitrogen products(1)	197	66.1	52	5.3	40	6.1

Total	11,461	$3,187.5	5,851	$1,839.3	6,141	$2,591.1

(1)
Other nitrogen segment products include aqua ammonia, nitric acid and DEF.

        Gross margin for the nitrogen segment was $1,026.7 million, $784.2 million and $770.3 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Total assets for the nitrogen segment were $6,147.5 million and $689.9 million as of December 31, 2010 and 2009, respectively.

        We operate seven nitrogen fertilizer production facilities in North America. We own five of those production facilities, four in the Central United States and one in Ontario, Canada. We also have a 75% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer facility in Verdigris, Oklahoma, and a 66% economic interest in CFL, a variable interest entity that owns the nitrogen fertilizer complex in Medicine Hat, Alberta, Canada. In 2010, the combined production capacity of these seven facilities represented approximately 39% of North American ammonia capacity, 34% of North American dry urea capacity, 47% of North American UAN capacity and 22% of North American ammonium nitrates products capacity. Each of our nitrogen fertilizer production facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.

        Our joint venture interests in PLNL and GrowHow provide additional production capacity in three additional nitrogen fertilizer production facilities, one located in the Republic of Trinidad and Tobago and two located in the United Kingdom.

CF INDUSTRIES HOLDINGS, INC.

        The following table shows the production capacities at each of our nitrogen fertilizer production facilities:

	Average Annual Capacity(1)
Location	Ammonia(2)	UAN(3)	Urea(4)	Ammonium Nitrate(5)	Fertilizer Compounds
	(in thousands of short tons)
Donaldsonville, Louisiana(6)	2,850	2,415	1,680	—	—
Medicine Hat, Alberta	1,250	—	810	—	—
Port Neal, Iowa(7)	380	800	50	—	—
Verdigris, Oklahoma(10)(11)	1,080	1,965	—	—	—
Woodward, Oklahoma(7)(8)	480	800	25	—	—
Yazoo City, Mississippi(9)(10)	560	160	20	1,075	—
Courtright, Ontario(7)(10)	500	345	160	—	—

	7,100	6,485	2,745	1,075	—
Unconsolidated Affiliates(11)
Point Lisas, Trinidad	360	—	—	—	—
Ince, U.K.(12)	190	—	—	330	165
Billingham, U.K.	275	—	—	310	—

Total	7,925	6,485	2,745	1,715	165

(1)
Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

(2)
Ammonia capacity is gross production capacity, some of which is used to produce upgraded products.

(3)
Measured in tons of UAN containing 32% nitrogen by weight.

(4)
Urea is sold as granular urea from the Donaldsonville and Medicine Hat facilities, as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility.

(5)
Ammonium nitrate includes prilled products (Amtrate and IGAN) and ammonium nitrate solution produced for sale.

(6)
The Donaldsonville facility's production capacity depends on product mix. With the UAN plants operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons if UAN production is reduced. Our Donaldsonville facility includes the acquired Terra ammonia plant.

(7)
Production of urea products at the Port Neal, Woodward and Courtright facilities can be increased by reducing UAN production. Urea liquor production at the Yazoo City facility can be increased by bringing in additional ammonia to supplement the facilities ammonia production.

(8)
UAN capacity at the Woodward facility includes a 500,000 ton expansion project that is expected to be fully operational in 2011.

(9)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of ammonium nitrate products, 160,000 tons of UAN can be produced. UAN production can be increased to 510,000 tons by reducing the production of ammonium nitrate products.

CF INDUSTRIES HOLDINGS, INC.

(10)
The Yazoo City, Courtright and Verdigris facilities also produce merchant nitric acid by reducing UAN or ammonium nitrate production.

(11)
Represents our 50% interest in the capacity of each of these facilities.

(12)
The Ince facility's production capacity depends on product mix. The facility can increase production of fertilizer compounds to 335,000 tons by reducing ammonium nitrate production to 220,000 tons (volumes represent our 50% interest).

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2010	2009	2008
	(tons in thousands)
Ammonia(1)	6,110	3,098	3,249
Granular urea	2,488	2,350	2,355
UAN (32%)	4,626	2,023	2,277
AN	783	—	—

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea and/or UAN.

Donaldsonville, Louisiana

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has five world-scale ammonia plants, five urea plants and two UAN plants. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 130,000 tons of ammonia, 168,000 tons of UAN (measured on a 32% nitrogen content basis) and 83,000 tons of granular urea.

Medicine Hat, Alberta, Canada

        Medicine Hat is the largest nitrogen fertilizer complex in Canada. The facility is owned by CFL, a variable interest entity which we consolidate in our financial statements. It has two ammonia plants and a urea plant. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of urea.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. We ship our share of ammonia and urea produced at the Medicine Hat nitrogen fertilizer complex by truck and rail to customers in the United States and Canada and to our storage facilities in the northern United States. Viterra, Inc. (Viterra), who owns 34% of CFL, has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. However, since 1995, Viterra and its predecessor purchased at least 34% of the facility's production each year.

        For further information about CFL, see Notes to Consolidated Financial Statements, Note 7—Noncontrolling Interest.

CF INDUSTRIES HOLDINGS, INC.

Port Neal, Iowa

        The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant. The location has on-site storage for 30,000 tons of ammonia and 81,000 tons of 32% UAN.

Verdigris, Oklahoma

        The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River and is owned by TNLP. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Through our 75.3% interest in TNCLP and its subsidiary, TNLP, we operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 23,000 tons of ammonia and 49,100 tons of 32% UAN.

Woodward, Oklahoma

        The Woodward facility is located in rural northwest Oklahoma and consists of an integrated ammonia plant, a nitric acid plant, a urea plant and two UAN plant. The facility has on-site storage for 40,000 tons of ammonia and 83,000 tons of 32% UAN.

Yazoo City, Mississippi

        The facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 28,000 tons of ammonia, 17,000 tons of 32% UAN and 7,000 tons of AN and related products.

Courtright, Ontario, Canada

        The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant. The location has on-site storage for 58,000 tons of ammonia and 14,000 tons of 32% UAN.

Point Lisas, Trinidad

        The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizers. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under contract with the National Gas Company of Trinidad and Tobago.

United Kingdom

        GrowHow is a 50/50 joint venture between us (as successor to Terra) and Yara International ASA (Yara) that owns and operates the Ince and Billingham facilities. The Ince facility is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three fertilizer compound plants. The Billingham facility located in the Teesside chemical area, is geographically split among two primary areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant and the Portrack site, approximately two miles away, contains an AN fertilizer plant.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2010, natural gas accounted for approximately 45% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our nitrogen fertilizer manufacturing facilities access abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. We have facilities located at or near Henry Hub in Louisiana, Oneok in Oklahoma, AECO in Alberta, Ventura in Iowa and Dawn in Ontario.

        Our nitrogen manufacturing facilities consume, in the aggregate, in excess of 250 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Notes to Consolidated Financial Statements, Note 28—Derivative Financial Instruments.

Nitrogen Fertilizer Distribution

        The safe, efficient and economical distribution of nitrogen fertilizer products is critical for successful operations. Our nitrogen fertilizer production facilities have access to multiple transportation modes by which we ship fertilizer to terminals, warehouses and customers. Each of our production facilities has a unique distribution pattern based on production capability and location.

        All seven of our North American production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet that currently approximates 5,000 tank and hopper cars, as well as railcars provided by rail carriers.

        The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. We employ a fleet of ten leased tow boats and 32 river barges to ship ammonia and UAN, consisting of 26 leased barges and six owned ammonia barges. We also utilize contract marine services to move urea and phosphate fertilizers.

        Three of our nitrogen production facilities also have access to pipelines for the transportation of ammonia. The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we transport ammonia to over 20 terminals and shipping points located in the Midwestern U.S. Corn Belt. Our Verdigris and Port Neal facilities are connected to the 1,100-mile long Magellan ammonia pipeline that also serves the U.S. Midwest.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        We are a major manufacturer of phosphate fertilizer products. Our main phosphate fertilizer products are DAP and MAP. We also sold potash fertilizer in 2009 but have ceased sales of this product. Potash results are included in the phosphate segment.

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2010		2009		2008
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,412	$583.3	1,736	$557.7	1,532	$1,165.0
MAP	455	194.2	349	121.6	255	165.0
Potash	—	—	164	89.8	—	—

Total	1,867	$777.5	2,249	$769.1	1,787	$1,330.0

        Gross margin for the phosphate segment was $152.8 million, $55.2 million and $452.4 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Total assets for the phosphate segment were $618.3 million and $541.3 million as of December 31, 2010 and 2009, respectively.

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

	December 31,
				Normalized Annual Capacity
	2010	2009	2008
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,343	3,088	3,443	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,419	2,322	2,448	2,800
Phosphoric acid as P2O5(1)	906	918	985	1,055
DAP/MAP	1,799	1,830	1,980	2,165

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

CF INDUSTRIES HOLDINGS, INC.

an exchange with a neighboring rock producer. In 1999, we acquired 1,400 acres of land containing an estimated 8 million tons of rock reserves. In 2008, we acquired approximately 800 acres of land containing an estimated 1.6 million tons of rock reserves, and in 2009, we acquired approximately 175 acres of land containing an estimated 1.4 million tons of rock reserves.

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2010. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. The table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2010

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
Permitted	42.4	64.79	29.65	2.35	0.77
Pending permit	34.0	64.57	29.55	2.39	0.78
Total	76.4	64.70	29.61	2.37	0.78

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2010. Reserve estimates are updated periodically to reflect actual phosphate rock recovered, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 14% of U.S. capacity for ammonium phosphate fertilizer products in 2010. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

Bartow Phosphate Complex

        We own a former phosphate manufacturing complex in Bartow, Florida that ceased production in 1999. The former manufacturing facilities have since been dismantled and disposed of in accordance with local laws and regulations, the phosphogypsum stack has been closed and the former storage and distribution facilities were sold along with excess land. We continue to be obligated for the closure of the cooling pond, management of water treatment on the site and providing long-term care for the site in accordance with regulatory requirements.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex typically consumes in excess of three million tons of rock annually. As of December 31, 2010, our Hardee rock mine had approximately 12 years of fully permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 34 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately ten additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2010, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 62% of the molten sulfur used at Plant City.

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

Phosphate Distribution

        We operate a phosphate fertilizer warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2010, our Tampa warehouse handled approximately 1.2 million tons of phosphate fertilizers, or about 65% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties

        At December 31, 2010, we owned or leased space at 85 in-market storage terminals and warehouses located in a 20-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately three million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Ammonium Nitrate		Dry Products(2)(4)
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	7	369	6	411	1	7	3	210
Tampa Port	1	38	—	—	—	—	1	75

		407		411		7		285
Terminal & Warehouse Locations
Owned	20	730	13	343	1	23	5	360
Leased(3)	2	100	41	453	2	23	1	26

Total In-Market	22	830	54	796	3	46	6	386

Total Storage Capacity		1,237		1,207		53		671

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

(4)
Includes 191,000 tons of storage capacity at four of our owned dry product warehouses that were sold to GROWMARK, Inc. in February 2011. For further details on the sale of dry product warehouses, see Notes to Consolidated Financial Statements, Note 34—Related Party Transactions.

CF INDUSTRIES HOLDINGS, INC.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. Sales are generated by our internal marketing and sales force.

        The following table sets forth the sales to our major customers for the past three years.

	2010		2009		2008
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
CHS Inc.	$425.5	11%	$572.5	22%	$796.4	20%
KEYTRADE AG(1)	263.8	7%	304.2	12%	452.2	12%
GROWMARK, Inc.	259.8	7%	233.8	9%	377.2	10%
Gavilon Fertilizer LLC(2)	215.7	5%	315.1	12%	353.1	9%
Others	2,800.2	70%	1,182.8	45%	1,942.2	49%

Consolidated	$3,965.0	100%	$2,608.4	100%	$3,921.1	100%

(1)
The Company owns 50% of the common stock of KEYTRADE AG (Keytrade). Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 60 countries through a network of seven offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively. See Note 20—Equity Method Investments.

(2)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly-owned subsidiary of ConAgra Foods, Inc.

        CHS, Inc. (CHS), GROWMARK, Inc. (GROWMARK), and Gavilon are significant customers of both the nitrogen and phosphate segments. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

        The former chief executive officer of GROWMARK, William Davisson, and the former president and chief executive officer of CHS, John D. Johnson, serve as members of our board of directors. As of December 31, 2010, GROWMARK was the beneficial owner of approximately 2% of our outstanding common stock. For additional information on related party transactions, see Note 34—Related Party Transactions.

        In December 2007, we began an exclusive marketing arrangement with Keytrade under which Keytrade became our exclusive exporter of phosphate products outside of the U.S. For additional information on Keytrade, see Notes to Consolidated Financial Statements, Note 20—Equity Method Investments.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors are Agrium and Koch Nitrogen Fertilizers. There is also significant competition from product sourced from other regions of

CF INDUSTRIES HOLDINGS, INC.

the world, including some with lower natural gas costs. Because urea is a widely-traded fertilizer product and there are limited barriers to entry, competition from foreign-sourced product is particularly acute with respect to urea.

        In our phosphate segment, our primary North American-based competitors are Agrium, Mosaic, Potash Corp. and Simplot. Historically, imports have not been a significant factor, as the United States is a large net exporter of phosphate fertilizers.

Seasonality

        The sales patterns of all six of our major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Note 33—Segment Disclosures.

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

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2010 were approximately $9.8 million. In 2011, we estimate that we will spend approximately $46.1 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition and results of operations.

CF INDUSTRIES HOLDINGS, INC.

RCRA Enforcement Initiative (Plant City Consent Decree)

        In August 2010, we reached an agreement with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) on the terms of a Consent Decree (Plant City Consent Decree) with respect to the Company's Florida phosphate fertilizer complex and its compliance with RCRA. For additional information on the Plant City Consent Decree, see Note 15—Asset Retirement Obligations.

Clean Air Act—Section 185 Fee

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. For additional information on the Section 185 fee, see Note 32—Contingencies.

Clean Air Act Information Request

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. For additional information on the Clean Air Act Information Request, see Note 32—Contingencies.

Nitric Acid Consent Decree

        In October 2007, a request for information was received from the EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at Terra's other nitric acid plants. An agreement in principle has been reached with the EPA to resolve this matter, and on February 11, 2011, we executed a consent decree that if finalized, will require the Company to achieve compliance with significantly lower nitrogen oxide emission standards. The consent decree has yet to be executed by representatives of the U.S. Department of Justice (DOJ), the EPA, as well as the state governments in which each of the nitric acid plants are located and therefore is not final at this time. For additional information on the Nitric Acid Consent Decree, see Note 32—Contingencies.

Clean Air Act Investigation.

        By letter dated June 16, 2010, the Company received a Notice of Violation (NOV) from the EPA alleging violations of the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Company's sulfuric acid plants at its Plant City, Florida facility. For additional information on the Clean Air Act Investigation, see Note 32—Contingencies.

EPCRA/CERCLA Investigation

        By letter dated July 6, 2010, the EPA issued to the Company a NOV alleging violations of the Emergency Planning and Community Right-to-know Act (EPCRA) and CERCLA. For additional information on the EPCRA/CERCLA Investigation, see Note 32—Contingencies.

CF INDUSTRIES HOLDINGS, INC.

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we are alleged to have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. For additional information on the CERCLA/Remediation matters, see Note 32—Contingencies.

Challenge to Federal Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The EPA adopted final numeric nutrient criteria for lakes and inland flowing waters on November 14, 2010, which criteria will become effective March 6, 2012. The EPA intends to propose numeric nutrient criteria for coastal and estuarine waters in 2011 and finalize such criteria in 2012. For additional information on the Challenge to Federal Numeric Nutrient Criteria Regulation, see Note 32—Contingencies.

Legislation and Regulation of Greenhouse Gasses

        Currently, we are subject to regulations in the United Kingdom, Canada and the United States concerning climate change and greenhouse gas (GHG) emissions. For information regarding this issue, refer to Item 1A, Risk Factors.

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

        As of December 31, 2010, the area permitted for mining at our Hardee phosphate complex had approximately 42.4 million tons of recoverable phosphate rock reserves, which we expect to meet our requirements, at current production rates, for approximately 12 years. We have secured the necessary permits to mine these reserves from the FDEP and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 34 million tons of recoverable phosphate reserves, which we expect will allow us to conduct mining operations at our Hardee property for approximately ten additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

        Likewise, our phosphogypsum stack system at Plant City has sufficient capacity to meet our requirements through 2014 at current operating rates and subject to regular renewals of our operating permits. We have secured the local development authorization to increase the capacity of this stack

CF INDUSTRIES HOLDINGS, INC.

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

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We currently utilize a trust established for the benefit of the EPA and the FDEP and an escrow account established for the benefit of the FDEP as a means of complying with financial assurance requirements for the closure and long-term care of our phosphogypsum stack systems. For additional information on the cash deposit arrangements, see Note 15—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 400 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,700 to $18,000 an acre, with an average of $9,800 an acre. For additional information on our Hardee asset retirement obligations, see Note 15—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At our Bartow phosphate complex, we estimate that we will spend a total of approximately $2 million between 2011 and 2016 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow are estimated to require about $14 million over the next 46 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $51 million for a 52 year period including 2011. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $65 million during the years 2033 through 2037, and another $45 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $64 million in 2033 through 2037, and $167 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $107 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on asset retirement obligations related to our phosphogypsum systems, see Note 15—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2010, we had approximately 2,400 full-time and 100 part-time employees.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1A.    RISK FACTORS.

        Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market prices of our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations, and the market prices of our securities.

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

        Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our production costs. The price of natural gas in North America is highly volatile. During 2010, the median daily price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $7.51 per MMBtu on January 8, 2010 and a low of $3.18 per MMBtu on October 26, 2010. The market price of natural gas in North America is not linked to other world gas prices and is also higher than the price of natural gas in certain other major fertilizer-producing regions, including the Middle East. In addition to having access to lower-priced natural gas, some of our competitors may also benefit from fixed-price natural gas contracts, or from contracts linked directly to the market price of the nitrogen fertilizer being manufactured. Recent declines in the price of North American natural gas have been driven, in part, by the development of new sources of natural gas for the North American market, including, "unconventional" sources such as shale gas, exploration and development of new natural gas fields and natural gas imports in the form of liquid natural gas. Any limitation on these sources of natural gas as a result of the environmental concerns raised with the development of new natural gas fields or the techniques used to recover shale gas or otherwise could cause the price of natural gas in North America to rise significantly. Given the volatility of pricing and our dependence on North American natural gas, the price we pay for natural gas in the future may be higher than prices paid by producers in certain other fertilizer-producing regions of the world, which may make it more difficult for us to compete against these producers.

        Our production facilities outside North America, particularly those in the United Kingdom, are, like those in North America, also subject to high natural gas prices relative to those in certain other major fertilizer-producing regions and to significant natural gas price volatility.

        We may not be able to pass along higher operating costs to our customers in the form of higher product prices. A significant increase in the price of natural gas (which can be driven by, among other things, supply disruptions, governmental or regulatory actions, cold weather and oil price spikes) that is not hedged or recovered through an increase in the price of related nitrogen products could result in reduced profit margins and lower production levels. If market prices for our products are below our cost of production due to the high cost of natural gas, we may shift our sourcing of nitrogen fertilizers from manufactured to purchased products. In the past, we have idled one or more of our nitrogen fertilizer plants occasionally in response to high natural gas prices and may do so again in the future. During late 2005 and early 2006, for example, we curtailed production of fertilizers at the CF Industries Donaldsonville complex for this reason.

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

        Periods of high demand, high capacity utilization and increasing operating margins tend to result in investment in production capacity, which may cause supply to exceed demand and selling prices and capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and/or temporary or permanent curtailments of production.

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

        Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Consolidation in the fertilizer industry has increased the resources of several of our competitors. Such consolidation could continue and our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. This expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations and financial condition.

        We may face increased competition from Russian and Ukrainian urea and ammonium nitrate. Urea imports from Russia and Ukraine are currently subject to antidumping orders that impose significant duties (ranging from approximately 22 to 68 percent) on urea imported into the United States from these two countries. Russia and Ukraine currently have considerable capacity to produce urea and are the world's largest urea exporters. In Russia, the price for natural gas used for industrial production continues to be set by the government and is below its market value. Russian nitrogen fertilizer producers benefit from these government-controlled prices, encouraging inefficient urea production and high volumes of exports. In Ukraine, the government intervenes with respect to natural gas prices available to fertilizer producers so as to permit continued exports. The antidumping orders have been in place since 1987, and there has been very little urea imported into the United States from Russia or Ukraine since that time. In August of 2010, the U.S. Department of Commerce completed its review of recent U.S. sales made by the Russian exporter EuroChem and concluded that these sales had been priced almost 22 percent below their fair value. It ordered that antidumping duties be collected on those sales. In December 2010, the U.S. Department of Commerce and the U.S.

CF INDUSTRIES HOLDINGS, INC.

International Trade Commission initiated the third "sunset review" of the urea antidumping orders to determine whether they should be kept in place for an additional five years. The sunset review process is expected to be completed in late 2011, or early 2012. If the antidumping duty orders do not continue, we may face increased competition from unfairly priced urea from Russia and Ukraine, which could have a negative impact on our selling prices and sales volumes.

        Fertilizer grade ammonium nitrate from Russia is subject to an antidumping "suspension agreement" that governs the minimum prices and maximum volumes of imports of this product into the United States. Volumes are limited to no more than 150,000 metric tons per year and minimum prices are tied to pricing levels in the U.S. market. These restrictions have been in place since 2000. Russia is by far the world's largest ammonium nitrate producer and exporter. As in the case of urea, Russian ammonium nitrate producers benefit from below-market pricing of natural gas. In March 2011, the U.S. Department of Commerce and the U.S. International Trade Commission will initiate the second "sunset review" of the Russian ammonium nitrate suspension agreement. This process will be completed in the first half of 2012. If the suspension agreement is terminated, we may face increased competition from large volumes of unfairly priced Russian ammonium nitrate, which could have a negative impact on selling prices and sales volumes of fertilizer grade ammonium nitrate. Fertilizer grade ammonium nitrate from Ukraine is subject to an antidumping duty order under which imports of this product are currently subject to a duty of over 156 percent. That order will be reviewed beginning in June 2012.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard, or RFS, encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, several states are currently considering limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

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

CF INDUSTRIES HOLDINGS, INC.

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

        New regulations could also be implemented affecting the equipment used to ship our raw materials or finished products. The U.S. railroad industry is developing higher ammonia tank car performance standards which could require the modification or replacement of our leased tank car fleet. The effective date of these new regulations is not known at this time. However, the Federal Railroad Administration has approved an "interim" car design for a 20 year period. In 2010, we contracted to switch a significant portion of our leased fleet over the next 5 years to this "interim" car. The higher standards could adversely impact our cost of operations and our ability to obtain an adequate supply of rail cars to support our operations.

Integrating the business, operations and information management systems of CF Industries and Terra is continuing and integration difficulties could result in disruptions in business operations and/or adverse operating results.

        We are continuing the process of integrating Terra's operations with the operations of CF Industries. The integration of two companies as large as CF and Terra is a complex process, and we may encounter substantial difficulties as we complete integration of the two companies. Any difficulties in the integration work could result in a delay or the failure to achieve all of the anticipated benefits and synergies of the acquisition, and therefore, all of the expected cost savings and other synergies. Additionally, these cost savings may be less than we currently expect or may be realized later than originally expected.

        The difficulties of integrating Terra's operations with those of CF include, among other things, exposure to unanticipated costs, expenses or liabilities, the use of separate management information

CF INDUSTRIES HOLDINGS, INC.

systems and the implementation of new or replacement systems, the transfer of processes and consolidation of corporate and administrative infrastructures.

        CF Industries and Terra utilized separate information management systems to process transactions governing core business operations. To fully integrate the Terra operations into CF Industries business processes and to achieve the benefits of the acquisition, CF Industries has initiated a project to consolidate all business processes for the combined companies under a new single enterprise resource planning (ERP) system utilizing software provided by SAP. This multi-year company-wide program will align business processes and procedures, institute more efficient transaction processing and improve access to and consistency of information to enable standardization of business activities. We expect to implement this system in 2012. The implementation of an ERP system across the combined organization entails certain risks. If we do not implement the system successfully and within the planned budget, or if the system does not perform in a satisfactory manner, it could disrupt our operations and have a material adverse affect on our results of operations and financial condition.

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

        Weather conditions or, in certain cases, weather forecasts, can also dramatically affect the price of natural gas, our principal raw material used to make nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand of natural gas for residential and industrial use. In addition, hurricanes affecting the Gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

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

        We are subject to numerous environmental and health and safety laws and regulations in the United States, Canada, the United Kingdom and Trinidad, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; the cleanup of hazardous substance releases and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act,

CF INDUSTRIES HOLDINGS, INC.

the Resource Conservation and Recovery Act, or RCRA, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

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

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. The EPA intends to propose numeric nutrient criteria for Florida coastal and estuarine waters in 2011 and finalize such criteria in 2012. The final numeric water quality criteria for lakes and inland flowing waters are substantially lower than water quality criteria that have been developed and applied in Florida on a case-by-case basis. CF Industries, along with the State of Florida, local wastewater utilities, other industrial entities (including other fertilizer manufacturers) and environmental groups, have filed suit in Federal district court in Florida challenging the regulation.

        On September 30, 2009, the EPA proposed a Total Maximum Daily Load, or TMDL, for certain bodies of water within the Charlotte Harbor and Peace River watersheds in Florida. The proposed TMDL specifies a zero nutrient load from all National Pollutant Discharge Elimination System, or

CF INDUSTRIES HOLDINGS, INC.

NPDES, dischargers within these watersheds, including our NPDES discharge associated with our mining operation in Hardee County. In response to significant public comment, the EPA did not finalize the proposed TMDL. The EPA may finalize or reissue its notice of the TMDL (or a variation thereof) in the future but, to date, the agency has shown no indication of doing so.

        The outcomes of these regulatory initiatives (including the outcomes of legal challenges to these initiatives) could result in more stringent waste water discharge limits for our mining, manufacturing and distribution operations in Florida. The specific limits imposed on wastewater discharges from our facilities will depend on the criteria that are adopted and the development of specific permit conditions that are consistent with these criteria. More stringent limits could increase our costs and/or limit our operations and, therefore, could have a material adverse affect on our business, financial condition and results of operations.

Our operations are dependent on numerous required permits, approvals and meeting financial assurance requirements from governmental authorities.

        We hold numerous environmental, mining and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations is predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

        In certain cases, as a condition to procure such permits and approvals or as a condition to maintain existing approvals, we may be required to comply with regulatory financial assurance requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and/or reclamation at our facilities. For example, in 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to closure and post-closure of phosphogypsum stacks. Also, in 2010, pursuant to a Consent Decree with the U.S. EPA and the FDEP, we funded a trust as a means of complying with similar requirements for closure, post closure and monitoring of the phosphogypsum stack system at our Plant City, Florida phosphate fertilizer complex.

        Florida regulations also mandate payment of certain mining taxes based on the quantity of ore mined and are subject to change based on local regulatory approvals. Additional financial assurance requirements or other increases in local mining regulations and taxes could have a material adverse effect on our business, financial condition and results of operations.

        Florida regulations also require phosphate rock mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2010, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex had approximately 42.4 million tons of recoverable phosphate rock

CF INDUSTRIES HOLDINGS, INC.

reserves, which will meet our requirements, at current operating rates, for approximately 12 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 34 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

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

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our operating results.

        Currently, we are subject to climate change regulations in the United Kingdom, Canada and the United States. There are substantial uncertainties as to the nature, stringency and timing of future climate change regulations. More stringent greenhouse gas (GHG) limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facilities emit GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent that climate change restrictions imposed in countries where our competitors operate are less stringent than in the United States or Canada, our competitors could gain cost or other competitive advantages over us.

        The United Kingdom (a party to the Kyoto Protocol, which expires in 2012) has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Trading System. Our joint venture U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require the joint venture to purchase CO2 emissions allowances. The steam boilers at each of our joint venture U.K. sites are also subject to the European Union Emissions Trading Scheme. More stringent GHG emission limits in the U.K and Europe are expected to go into effect beginning in 2013, although the amount of additional reductions may depend in part on whether further international GHG agreements are reached for the post-2012 period.

        In Canada (also a party to the Kyoto Protocol), we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Ontario has also joined the Western Climate Initiative, comprised of several states in the

CF INDUSTRIES HOLDINGS, INC.

Western U.S. and several Canadian provinces, which intends to establish a cap and trade regime for the trading of GHG credits within the regional area (ostensibly commencing in 2012).

        In the United States (not a party to the Kyoto Protocol), climate change action is evolving at state, regional and federal levels. Although there were federal legislative developments in the 111th Congress, including the passage of a comprehensive climate change bill in the House of Representatives, efforts to pass such legislation have ceased. However, the EPA has begun to issue federal GHG regulations that impact our facilities, including a mandatory greenhouse gas reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). This regulation establishes that the construction of new or modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program) beginning in January 2011, although the regulation also significantly increases the emissions thresholds that would subject facilities to these regulations. This regulation (along with other GHG regulations and determinations issued by the EPA) is currently subject to judicial appeal. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in delays in completing such projects.

        Our Port Neal, Iowa facility is subject to a state regulation that requires the reporting of GHG emissions as part of its annual air emissions inventory reports. Other than the states' implementation of the Tailoring Rule, none of the states where our U.S. production facilities are located—Florida, Louisiana, Mississippi, Iowa and Oklahoma—has proposed regulations limiting GHG emissions. However, coalitions of states in the Northeast, Midwest (including Iowa) and West (as noted above) have been working together to develop regional GHG emission reduction programs. There is substantial uncertainty in the near-term with respect to the development of GHG emissions regulations by the states that had signed the Midwest accord.

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

        If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively impacted by any related increased storage costs) and/or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the highly volatile cost of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers.

CF INDUSTRIES HOLDINGS, INC.

A change in the volume of products that our customers purchase on a forward basis could increase our exposure to fluctuations in our profit margins and materially adversely affect our operating results, liquidity and financial condition.

        We offer our customers the opportunity to purchase product on a forward basis including under our Forward Pricing Program (FPP) at prices and delivery dates we propose. This improves our liquidity due to the cash payments received from customers in advance of shipment of the product and allows us to improve our production scheduling and planning and the utilization of our manufacturing assets.

        Under our FPP, customers generally make an initial cash down payment at the time of order and generally pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with forward sales are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months, or more. As of December 31, 2010 and 2009, our current liability for customer advances related to unshipped orders equaled approximately 54% and 18%, respectively, of our cash, cash equivalents and short-term investments.

        We believe the ability to purchase product on a forward basis is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future or limited capital resources. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis. Conversely, in periods of declining fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in higher profit margins than if we had not sold fertilizer on a forward basis. In addition, fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

        As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally use natural gas derivatives or fixed price fertilizer purchase contracts to hedge against changes in the price of natural gas, the largest and most volatile component of our supply cost. The use of derivatives to lock in the natural gas portion of our margins on forward sales of nitrogen products can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives prior to the purchase of the natural gas.

        We also sell phosphate products on a forward basis, including under the FPP. In 2010, forward sales of phosphate fertilizer products represented approximately 45% of our phosphate fertilizer volume. Unlike our nitrogen fertilizer products where we have the opportunity to fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage commodity price risk for our business. Although we have risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk. Even if risks have been identified, our earnings, cash flows, and balance sheet could be adversely affected by changes involving volatility, changes involving adverse correlation of commodity prices, or market liquidity issues. Our ability to manage exposure to commodity price risk through the

CF INDUSTRIES HOLDINGS, INC.

use of financial derivatives also may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

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

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and they may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. For example:

  •
  an explosion in 1994 at the Port Neal, Iowa facility resulted in nearly the entire facility being rebuilt;

  •
  over the course of the past few years, we have been involved in numerous property damage and personal injury lawsuits arising out of a hydrogen explosion in 2000 at the Donaldsonville facility, in which three people died and several others were injured;

CF INDUSTRIES HOLDINGS, INC.

  •
  a fire in early 2008 at the Medicine Hat, Alberta facility required us to shut down the facility for approximately one month; and

  •
  a fatal release of anhydrous ammonia occurred in November 2009 during loading operations at our ammonia terminal at Pine Bend, Minnesota. A truck driver died at the scene and a second truck driver subsequently died from injuries sustained at the scene.

        The potential impact on us of these types of events is increased because of our reliance on a limited number of key facilities. Our nitrogen fertilizer operations are dependent on seven separate nitrogen complexes, the largest of which is the combined Donaldsonville complex which represents approximately 40% of the Company's ammonia production capacity. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. The suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments under our FPP, and could have a material adverse effect on our business. In addition, a number of our key facilities, including the Donaldsonville complex and all of our phosphate operations, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf of Mexico region.

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

        We participate in joint ventures including CFL (which owns our facility in Medicine Hat, Alberta), Point Lisas (which owns our facility in Trinidad), GrowHow (which owns our facilities in Billingham and Ince, United Kingdom) and Keytrade AG, or Keytrade. Our joint venture partners may share or have majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2010, we derived approximately 15% of our net sales from outside of the United States. Our business operations include a 50% interest in an ammonia production joint venture in Trinidad and a 50% interest in a U.K. joint venture for the production of anhydrous ammonia and other fertilizer products. We are also evaluating development of a new nitrogen fertilizer manufacturing facility in Peru.

Our customer base is concentrated, with certain large customers accounting for a substantial portion of our sales.

        In 2010, our top ten customers represented approximately 50% of our total consolidated net sales. Three customers—CHS Inc., or CHS; Gavilon Fertilizer LLC, or Gavilon; and GROWMARK, Inc., or GROWMARK; on a combined basis, represented approximately 23% of our consolidated net sales. We have multi-year supply contracts with GROWMARK and Gavilon that both expire on June 30, 2013. We depend on these customers for a significant portion of our sales and may have less flexibility than

CF INDUSTRIES HOLDINGS, INC.

some of our competitors to seek profitable sales to other customers. A substantial change in purchasing decisions by any or all of these customers could have a material adverse effect on our business.

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

        At December 31, 2010, we held investments of $102.8 million in tax-exempt auction rate securities. These securities were issued by various state and local government entities and are all supported by student loans that were issued primarily under the Federal Family Loan Program. These auction rate securities have stated maturities that range up to 37 years, and the underlying securities are guaranteed by entities affiliated with governmental entities. Although redemptions have occurred sporadically, currently there is no active market for these investments and we continue to hold them until liquidity resumes in the marketplace or we recover our investment by other means.

        Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments which could have a material adverse effect on our business, results of operations, liquidity or financial condition.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

        A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers' reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

Our substantial indebtedness, and covenant restrictions under our indebtedness, could adversely affect our operations and liquidity.

        We historically operated with very limited indebtedness, but incurred substantial indebtedness in 2010 to finance the Terra acquisition. Our increased indebtedness could have important consequences on our business in adversely affecting our operations and liquidity, and we may not be able to reduce our financial leverage when we choose to do so. Our substantial indebtedness could, among other things:

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

CF INDUSTRIES HOLDINGS, INC.

  •
  cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

  •
  cause us to be more vulnerable to general adverse economic and industry conditions;

  •
  cause us to be disadvantaged compared to competitors with less leverage;

  •
  result in a downgrade in our credit rating or that of our indebtedness which could increase the cost of further borrowings; and

  •
  limit our ability to borrow additional money in the future to fund working capital, capital expenditures and other general corporate purposes.

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

        The agreements governing the credit facilities, and agreements governing debt we may incur in replacement thereof, including the senior notes, impose or may impose restrictions on us and require certain payments of principal and interest over time. A failure to comply with these restrictions or to make these payments could lead to an event of default that could result in an acceleration of the related indebtedness. We cannot make any assurances that our future operating results will be sufficient to ensure compliance with the covenants in our agreements or to remedy any such default. In the event of an acceleration of this indebtedness, we may not have or be able to obtain sufficient funds to make any accelerated payments.

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

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this document.

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

  •
  reliance on third party transportation providers;

  •
  our ability to integrate the businesses of CF Industries and Terra promptly and effectively and to achieve the cost savings and synergies we anticipate from the Terra acquisition within the expected time frame or at all, and the potential for disruption from the Terra acquisition to make it more difficult for us to maintain relationships with customers, employees or suppliers;

  •
  weather conditions;

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

  •
  future regulatory restrictions and requirements related to GHG emissions and climate change;

  •
  our inability to predict seasonal demand for our products accurately;

  •
  the impact of changing market conditions on our forward sales programs;

CF INDUSTRIES HOLDINGS, INC.

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  the reliance of our operations on a limited number of key facilities and the significant risks and hazards against which we may not be fully insured;

  •
  risks associated with joint ventures;

  •
  acts of terrorism and regulations to combat terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  risks associated with international operations;

  •
  the concentration of our sales with certain large customers;

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

        The Senior Credit Agreement is secured by first priority liens on substantially all of the assets of the Borrower (CF Industries, Inc.) and all guarantors to this agreement.

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

Clean Air Act Investigation

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

EPCRA/CERCLA Investigation

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community

CF INDUSTRIES HOLDINGS, INC.

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

ITEM 4.    (Removed and Reserved)

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2010	High	Low
First Quarter	$110.00	$90.00	$0.10
Second Quarter	93.00	57.56	0.10
Third Quarter	103.96	63.06	0.10
Fourth Quarter	138.74	92.41	0.10

	Sales Prices
			Dividends per Share
2009	High	Low
First Quarter	$75.15	$42.30	$0.10
Second Quarter	84.61	64.84	0.10
Third Quarter	91.93	67.94	0.10
Fourth Quarter	95.13	76.95	0.10

        As of February 14, 2011, there were 871 stockholders of record, representing approximately 16,800 beneficial owners of our common stock.

        The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2010.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
10/1/10 - 10/31/10	—		$—	—	$—
11/1/10 - 11/30/10	295	(1)	117.71	—	—
12/1/10 - 12/31/10	—		—	—	—

Total	295		117.71	—	—

(1)
Repurchases consist of shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 have been derived from our consolidated financial statements, which are not included in this document.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$3,965.0	$2,608.4	$3,921.1	$2,756.7	$2,032.9
Cost of sales	2,785.5	1,769.0	2,698.4	2,086.7	1,885.7

Gross margin	1,179.5	839.4	1,222.7	670.0	147.2
Selling, general and administrative	106.1	62.9	68.0	65.2	54.5
Restructuring and integration costs	21.6	—	—	—	—
Equity in earnings of operating affiliates	(10.6)	—	—	—	—
Other operating—net	166.7	96.7	4.5	3.2	21.4

Operating earnings	895.7	679.8	1,150.2	601.6	71.3
Interest expense (income)—net	219.8	(3.0)	(24.5)	(22.7)	(9.6)
Loss on extinguishment of debt	17.0	—	—	—	—
Other non-operating—net	(28.8)	(12.8)	(0.7)	(1.6)	(0.9)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	687.7	695.6	1,175.4	625.9	81.8
Income tax provision	273.7	246.0	378.1	199.5	19.7
Equity in earnings (loss) of non-operating affiliates—net of taxes	26.7	(1.1)	4.2	0.9	—

Net earnings	440.7	448.5	801.5	427.3	62.1
Less: Net earnings attributable to the noncontrolling interest	91.5	82.9	116.9	54.6	28.8

Net earnings attributable to common stockholders	$349.2	$365.6	$684.6	$372.7	$33.3

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.08	$0.08

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Share and per share data:
Net earnings attributable to common stockholders:
Basic	$5.40	$7.54	$12.35	$6.70	$0.60
Diluted	$5.34	$7.42	$12.13	$6.56	$0.60
Weighted average common shares outstanding:
Basic	64.7	48.5	55.4	55.7	55.0
Diluted	65.4	49.2	56.4	56.8	55.1

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$394.8	$101.0	$100.8	$84.5	$94.6
Capital expenditures	258.1	235.7	141.8	105.1	59.6

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$797.7	$697.1	$625.0	$366.5	$25.4
Short-term investments(1)	3.1	185.0	—	494.5	300.2
Total assets	8,758.5	2,494.9	2,387.6	2,012.5	1,290.4
Customer advances	431.5	159.5	347.8	305.8	102.7
Total debt	1,959.0	4.7	4.1	4.9	4.2
Total equity	4,433.4	1,744.9	1,350.7	1,204.3	780.6

(1)
In 2007, short-term investments consisted primarily of available-for-sale auction rate securities. In 2008, these investments became illiquid as traditional market trading mechanisms for auction rate securities ceased and auctions for these securities failed. As a result, at December 31, 2010 and 2009, our remaining investments in auction rate securities are classified as a noncurrent asset on our consolidated balance sheets, as we will not be able to access these funds until traditional market trading mechanisms resume, a buyer is found outside the auction process and/or the securities are redeemed by the issuer.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. Footnotes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

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

        Our core market and distribution facilities are concentrated in the midwestern U.S. grain-producing states and other major agricultural areas of the United States and Canada. We also serve off-shore markets through exports of nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility, as well as from our nitrogen fertilizer joint-venture production facilities in the Republic of Trinidad and Tobago and the United Kingdom.

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

CF INDUSTRIES HOLDINGS, INC.

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

  •
  a 75% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago, which we account for as an equity method investment; and

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets, which we account for as an equity method investment.

        Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 4 and 25 to our consolidated financial statements and in the section titled "Acquisition of Terra Industries Inc." later in this discussion and analysis.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $349.2 million in 2010 compared to $365.6 million in 2009. Our results for 2010 included:

  •
  $219.8 million ($136.1 million after tax) of net interest expense, including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan;

  •
  $150.4 million ($148.8 million after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru;

CF INDUSTRIES HOLDINGS, INC.

    •
    a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock;

    •
    $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra;

    •
    a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting;

    •
    a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's senior notes due 2019 (2019 Notes); and

    •
    a net $9.6 million pre-tax unrealized mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

  •
  Net earnings attributable to common stockholders of $365.6 million in 2009 included a net $87.5 million pre-tax ($54.0 million after tax) unrealized mark-to-market gain on natural gas derivatives in our nitrogen segment, $53.4 million ($44.9 million after tax) of business combination related expenses, $35.9 million (no tax impact) of project development costs for our proposed nitrogen complex in Peru, and an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock.

  •
  Our gross margin increased $340.1 million, or 41%, to $1,179.5 million in 2010 from $839.4 million in 2009. Gross margin increased by $358.3 million due to the acquisition of Terra. The impacts of Terra, lower realized natural gas costs, higher average phosphate fertilizer selling prices, and higher nitrogen fertilizer sales volumes were partially offset by lower average nitrogen fertilizer selling prices, and lower unrealized mark-to-market gains on natural gas derivatives in the current year compared to the prior year.

  •
  Our net sales increased $1.4 billion, or 52%, to $4.0 billion in 2010 from $2.6 billion in 2009. The increase in net sales was due primarily to the inclusion of $1.4 billion of Terra net sales, higher average phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume, partially offset by lower average nitrogen fertilizer selling prices and lower phosphate segment sales volumes. Total sales volume increased 5.2 million tons, or 65%, in 2010 to 13.3 million tons as compared to 2009, due to the acquisition of Terra.

  •
  Cash flow from operations increased $512.6 million to $1,194.4 million in 2010, due primarily to the impact of the Terra acquisition and stronger market conditions in 2010 compared to 2009.

  •
  We funded the $4.6 billion acquisition of Terra through borrowings of $1.75 billion under a senior secured bridge facility, borrowings of $1.9 billion under a senior secured term loan facility and the issuance of $1.6 billion of senior notes, of which $1.9 billion remained outstanding as of December 31, 2010. During the second quarter of 2010, we also issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

  •
  As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million, $102.8 million of illiquid investments in auction rate securities, and a $431.5 million current liability attributable to customer advances related to cash deposits received under forward sales contracts. As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million, illiquid investments in auction rate securities of $133.9 million, $160.2 million of marketable equity securities and customer advances of $159.5 million.

CF INDUSTRIES HOLDINGS, INC.

  •
  We paid cash dividends of $46.2 million and $19.4 million in 2010 and 2009, respectively. The increase in cash dividends was due primarily to cash dividends of $20.0 million declared by Terra prior to the April 5, 2010 acquisition that were paid subsequent to the acquisition date and an increase in the number of common shares outstanding during 2010 compared to 2009.

Company History

        We were founded in 1946 as a fertilizer brokerage operation by a group of regional agricultural cooperatives. During the 1960s, we expanded our distribution capabilities and diversified into fertilizer manufacturing through the acquisition of several existing plants and facilities. During the 1970s and again during the 1990s, we expanded our production and distribution capabilities significantly, spending approximately $1 billion in each of these decades.

        We operated as a traditional supply cooperative until 2002, when we adopted a new business model that established financial performance as our principal objective, rather than assured supply to our owners. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace.

        In August 2005, we completed our initial public offering (IPO) of common stock and listing on the New York Stock Exchange. We sold approximately 47.4 million shares of our common stock in the offering and received net proceeds of approximately $715.4 million. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and approximately 7.6 million shares of our common stock.

        In April 2010, we acquired Terra pursuant to an Agreement and Plan of Merger for a total purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, a 75% interest in another nitrogen fertilizer manufacturing facility and certain joint venture interests.

Significant Items

2010

        In April 2010, we completed the $4.6 billion acquisition of Terra and it became an indirect wholly owned subsidiary of CF Holdings. This acquisition made us a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, as well as, significantly increased our scale and capital market presence. The financial results of the Terra business are included in the consolidated results subsequent to the acquisition date. Consolidated net sales in 2010 were $4.0 billion, up 52%, as compared to $2.6 billion in 2009 due to the impact of the Terra acquisition, optimal weather conditions during both fertilizer application seasons, and a favorable fertilizer environment due to strong farm economics. While average nitrogen fertilizer selling prices declined by 11% in 2010, average phosphate fertilizer prices increased by 28%. Gross margin increased by $340.1 million, or 41%, in 2010 to $1,179.5 million. The 2010 results include a $9.6 million ($5.9 million after tax) unrealized mark to market gain on natural gas derivatives. Results in 2010 also include $219.8 million of net interest expense ($136.1 million after tax), $150.4 million ($148.8 million after tax) of business combination expenses and Peru project costs, a $28.3 million gain ($17.5 million after tax) on the sale of Terra common stock acquired during 2009, and $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra.

CF INDUSTRIES HOLDINGS, INC.

2009

        Market conditions in 2009 were weaker than experienced in 2008 as lower demand for our products resulted from high industry-wide inventories entering the year, poor weather conditions and our customers' hesitancy to restock due to an uncertain pricing environment. Pricing levels and raw material costs had reached unprecedented levels in 2008, but both declined in 2009. By late 2009, conditions had improved with expectations of a strong spring 2010 planting season and a tightening of the international supply/demand balance. Consolidated net sales in 2009 decreased by $1.3 billion, or 33%, to $2.6 billion, with decreases due primarily to lower average selling prices in both the nitrogen and phosphate segments. This decrease was partially offset by potash sales and higher UAN and phosphate export sales that we made in response to reduced domestic demand. There were no potash sales in 2008. Gross margin decreased by $383.3 million to $839.4 million in 2009 as the impact of lower average selling prices was partially mitigated by lower raw material costs and $87.5 million ($54.0 million after tax) of unrealized mark-to-market gains on natural gas derivatives. Results in 2009 include $53.4 million ($44.9 million after tax) of business combination expenses, $35.9 million (no tax impact) of Peru project costs and an $11.9 million gain ($7.4 million after tax) on the sale of Terra common stock acquired during 2009.

2008

        During 2008, the nitrogen and phosphate segments experienced record high selling prices due to favorable supply and demand balances until the fourth quarter when sharply reduced fertilizer demand significantly impacted nitrogen and phosphate selling prices. Factors leading to reduced demand included poor weather in North America, declining crop prices and reduced credit availability. Consolidated net sales increased by $1.1 billion, or 42%, to $3.9 billion in 2008, with increases due to higher average selling prices in both the nitrogen and phosphate segments. Gross margin increased by $552.7 million in 2008. Our 2008 gross margin included a $63.8 million pre-tax ($41.1 million after tax) unrealized mark-to-market loss on natural gas derivatives. In 2008, we began purchasing and storing potash fertilizer in our distribution network for sale in the spring season of 2009. The potash results are included in the phosphate segment. During the fourth quarter, we recorded a $57.0 million pre-tax ($36.7 million after tax) non-cash charge to write down our phosphate ($30.3 million) and potash ($26.7 million) inventories as the carrying costs exceeded the estimated net realizable values.

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

CF INDUSTRIES HOLDINGS, INC.

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

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN and AN. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 45% of the total cost of sales for our nitrogen fertilizer in 2010 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

Global Trade in Fertilizer

        In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values and governmental policies affecting trade and other matters. Recent changes in natural gas costs in North America, relative to the rest of the world, have made North American nitrogen fertilizer producers more competitive. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.

        Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen based fertilizers located in the Middle East, the former Soviet Union, the Republic of Trinidad and Tobago and Venezuela are major exporters to North America.

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

Political and Social Government Policies

        The political and social policies of governments around the world can result in restrictions on imports and/or exports, the subsidization of natural gas, the subsidization of domestic producers and/or the subsidization of exports. Due to the critical role that fertilizers play in food production, the

CF INDUSTRIES HOLDINGS, INC.

construction and operation of fertilizer plants often are influenced by these political and social objectives.

Factors Affecting Our Results

        Net Sales.    Our net sales are derived from the sale of nitrogen and phosphate fertilizers and are determined by the quantities of fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers. Sales incentives are reported as a reduction in net sales.

        Cost of Sales.    Our cost of sales includes manufacturing costs, purchased product costs and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivative instruments, maintenance, direct labor and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen and phosphate fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs incurred prior to final shipment to customers.

        We offer our customers the opportunity to purchase product on a forward basis including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we lock in a substantial portion of the margin on these sales mainly by effectively fixing the cost of natural gas, the largest and most volatile component of our manufacturing cost, using natural gas derivative instruments. We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. See "Forward Sales" later in this discussion and analysis. As a result of fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Volatility in quarterly reported earnings may arise from the unrealized mark-to-market adjustments in the value of derivatives.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees.

        Restructuring and Integration Costs.    Restructuring and integration costs in 2010 consist of expenses associated with the integration of the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 5 to our consolidated financial statements.

        Equity in Earnings of Operating Affiliates.    As a result of our April 2010 acquisition of Terra, we have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago, and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these investments provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.

CF INDUSTRIES HOLDINGS, INC.

        Other Operating—Net.    Other operating—net includes the costs associated with our business combination related expenses and development costs for our proposed nitrogen complex in Peru, and other costs that do not relate directly to our central operations. The business combination related expenses are associated with our acquisition of Terra and costs associated with responding to Agrium's proposed acquisition of CF Holdings. See Note 4 to our consolidated financial statements for additional information on activity related to our acquisition of Terra. Costs included in "other costs" include amounts recorded for environmental remediation for other areas of our business, litigation expenses, gains and losses on the disposal of fixed assets, and costs associated with our closed Bartow phosphate facility.

        Interest Expense.    Our interest expense includes the interest on our long-term debt and notes payable, amortization of the related fees required to execute financing agreements and annual fees on our senior secured revolving credit facility.

        Interest Income.    Our interest income represents amounts earned on our cash, cash equivalents, investments and advances to unconsolidated affiliates.

        Other Non-Operating—Net.    Other non-operating net includes gains and losses recognized on the sale of securities as well as dividends earned. The amounts recorded in 2009 include activity related to our investment in Terra common stock. See Note 4 to our consolidated financial statements for additional information.

        Income Taxes.    Our income tax provision includes all currently payable and deferred United States and foreign income tax expense applicable to our ongoing operations.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income, of an appropriate character, in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and income tax expense, respectively.

        In connection with our IPO in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved.

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

        Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes.    Equity in earnings (loss) of non-operating affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings (loss) of non-operating affiliates—net of taxes relate to our investment in GrowHow and Keytrade. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. We account for these

CF INDUSTRIES HOLDINGS, INC.

investments as non-operating equity method investments, and exclude the net earnings of these investments in earnings from operations since these operations do not provide additional production capacity to us, nor are these operations integrated within our supply chain.

        Net Earnings Attributable to the Noncontrolling Interest.    Amounts reported as net earnings attributable to the noncontrolling interest represent the 34% interest in the net operating results of CFL, a Canadian consolidated variable interest entity, and the 24.7% interest in the net operating results of TNCLP, a master limited partnership that owns the nitrogen manufacturing facility in Verdigris, Oklahoma.

        We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Viterra Inc. (Viterra) owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We operate CFL's Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Viterra or its predecessor has purchased at least 34% of the facility's production each year. See Note 7 to our consolidated financial statements for additional information on CFL.

        Through the acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Year ended December 31,
	2010	2009	2008	2010 v. 2009		2009 v. 2008
	(in millions, except per share amounts)
Net sales	$3,965.0	$2,608.4	$3,921.1	$1,356.6	52.0%	$(1,312.7)	(33.5)%
Cost of sales	2,785.5	1,769.0	2,698.4	1,016.5	57.5%	(929.4)	(34.4)%

Gross margin	1,179.5	839.4	1,222.7	340.1	40.5%	(383.3)	(31.3)%
Selling, general and administrative	106.1	62.9	68.0	43.2	68.7%	(5.1)	(7.5)%
Restructuring and integration costs	21.6	—	—	21.6	N/M	—	N/M
Equity in earnings of operating affiliates	(10.6)	—	—	(10.6)	N/M	—	N/M
Other operating—net	166.7	96.7	4.5	70.0	72.4%	92.2	N/M

Operating earnings	895.7	679.8	1,150.2	215.9	31.8%	(470.4)	(40.9)%
Interest expense	221.3	1.5	1.6	219.8	N/M	(0.1)	(6.3)%
Interest income	(1.5)	(4.5)	(26.1)	3.0	(66.7)%	21.6	(82.8)%
Loss on extinguishment of debt	17.0	—	—	17.0	—	—	N/M
Other non-operating—net	(28.8)	(12.8)	(0.7)	(16.0)	N/M	(12.1)	N/M

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	687.7	695.6	1,175.4	(7.9)	(1.1)%	(479.8)	(40.8)%
Income tax provision	273.7	246.0	378.1	27.7	11.3%	(132.1)	(34.9)%
Equity in earnings (loss) of non-operating affiliates—net of taxes	26.7	(1.1)	4.2	27.8	N/M	(5.3)	(126.2)%

Net earnings	440.7	448.5	801.5	(7.8)	(1.7)%	(353.0)	(44.0)%
Less: Net earnings attributable to the noncontrolling interest	91.5	82.9	116.9	8.6	10.4%	(34.0)	(29.1)%

Net earnings attributable to common stockholders	$349.2	$365.6	$684.6	$(16.4)	(4.5)%	$(319.0)	(46.6)%

Diluted net earnings per share attributable to common stockholders	$5.34	$7.42	$12.13	$(2.08)		$(4.71)
Diluted weighted average common shares outstanding	65.4	49.2	56.4	16.2		(7.2)
Dividends declared per common share	$0.40	$0.40	$0.40	$—		$—

N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Operating Results

        Our total gross margin increased $340.1 million, or 41%, to $1,179.5 million for the year ended December 31, 2010 from $839.4 million for 2009 due to increased gross margin in the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $242.5 million to $1,026.7 million for 2010 compared to $784.2 million in 2009 due to the $358.3 million contributed by the Terra acquisition. The positive impacts of Terra, lower realized natural gas costs, and higher nitrogen fertilizer sales volumes were partially offset by lower average nitrogen fertilizer selling prices, and lower unrealized mark-to-market gains on natural gas derivatives in 2010 compared to the prior year. In the phosphate segment, gross margin increased by $97.6 million to $152.8 million for 2010 compared to $55.2 million for 2009, due primarily to higher average phosphate fertilizer selling prices in 2010 and losses on the sale of potash in 2009, partially offset by higher raw material and purchased product costs in 2010.

        The net earnings attributable to common stockholders of $349.2 million for 2010 included $219.8 million ($136.1 million after tax) of net interest expense including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs and original issue discount recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, $150.4 million ($148.8 million after tax) of business combination related expenses and project development costs for our proposed nitrogen complex in Peru, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, and a net $9.6 million pre-tax unrealized mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

        The 2009 net earnings attributable to common stockholders of $365.6 million included $53.4 million ($44.9 million after tax) of costs associated with our acquisition of Terra and the cost of responding to Agrium's proposed acquisition of CF Holdings, $35.9 million (no tax impact) of development costs related to our proposed project in Peru, a net pre-tax unrealized mark-to-market gain of $87.5 million ($54.0 million after tax) on natural gas derivatives and an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock.

Net Sales

        Our net sales increased 52% to $4.0 billion in the year ended December 31, 2010 from $2.6 billion in 2009. This $1.4 billion increase was due primarily to the inclusion of net sales of $1.4 billion related to our acquisition of Terra. Higher average phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume were offset by lower average nitrogen fertilizer selling prices and lower phosphate segment sales volumes. Total sales volume increased 5.2 million tons, or 65%, in 2010 to 13.3 million tons as compared to 8.1 million tons in 2009 due to the Terra acquisition. In the nitrogen segment, net sales increased $1.3 billion, or 73%, to $3.2 billion in the year ended December 31, 2010 compared to $1.8 billion in 2009, due primarily to the acquisition of Terra and higher nitrogen fertilizer sales volume, partially offset by lower average nitrogen fertilizer selling prices. Average nitrogen fertilizer selling prices decreased from $314 per ton in 2009 to $278 per ton in 2010. Nitrogen segment sales volume in 2010 increased 5.6 million tons, almost doubling from 2009 due to the acquisition of Terra. In the phosphate segment, net sales increased $8.4 million to $777.5 million in 2010 compared to $769.1 million in 2009 due primarily to higher phosphate fertilizer selling prices, which increased by

CF INDUSTRIES HOLDINGS, INC.

28%, partially offset by lower phosphate segment sales volume. Phosphate segment sales volume in 2010 decreased by 17% from 2009 as no potash sales were made during 2010 and export sales volume declined. We sold approximately 164,000 tons of potash in 2009.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $189 per ton in 2010 compared to $180 per ton in 2009. This 5% increase was due primarily to lower unrealized mark-to-market gains on natural gas derivatives in 2010 compared to the prior year period and higher depreciation and amortization associated with revaluing acquired assets, partially offset by lower realized natural gas costs. Phosphate segment cost of sales averaged $335 per ton in 2010 compared to $317 per ton in the prior year, an increase of 6%, due primarily to higher raw material and purchased product costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $43.2 million to $106.1 million in 2010 from $62.9 million in 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $21.6 million incurred during the last three quarters of 2010 to integrate the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 5 to our consolidated financial statements.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in 2010 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the Terra acquisition.

Other Operating—Net

        Net other operating expenses increased $70.0 million to $166.7 million in 2010 compared to $96.7 million in 2009. This increase was due primarily to $150.4 million of costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA, the cost of responding to Agrium's proposed acquisition of CF Holdings, and project development costs related to our proposed nitrogen complex in Peru.

Interest—Net

        Net interest expense was $219.8 million in 2010 compared to $3.0 million of net interest income in 2009. The change was due primarily to interest expense and amortization of debt issuance costs associated with our senior secured bridge facility, senior secured term facility and senior notes. Interest expense includes $85.9 million of accelerated amortization of debt fees recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        Our income tax provision for the year ended December 31, 2010 was $273.7 million compared to $246.0 million for 2009. The effective tax rate for 2010 based on the reported tax provision of $273.7 million and reported pre-tax income of $687.7 million was 39.8%. This compares to 35.4% in the prior year. The effective tax rate for 2010 based on pre-tax income exclusive of the noncontrolling interest was 45.9%. This compares to 40.2% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from an increase in non-deductible costs associated with our acquisition of Terra and Peru project development activities. See Note 16 to our consolidated financial statements for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for 2010 consists of our share of the operating results of unconsolidated joint venture interests in Keytrade and GrowHow, which was acquired as part of the Terra acquisition.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 25% interest of the publicly held common units of TNCLP. During the last three quarters of 2010, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our consolidated financial statements.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders declined to $5.34 per share in 2010 from $7.42 per share in 2009 due primarily to the increase in diluted weighted average shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Operating Results

        Our total gross margin decreased by $383.3 million to $839.4 million for 2009, from a gross margin of $1,222.7 million for 2008 due mainly to lower phosphate segment results. Phosphate segment gross margins decreased $397.2 million in 2009 to $55.2 million from $452.4 million in 2008 primarily due to lower average selling prices, partially offset by higher sales volumes and lower raw material costs. Nitrogen segment results improved slightly in 2009 with gross margins increasing $13.9 million to $784.2 million from $770.3 million in 2008 as realized natural gas costs, unrealized mark-to-market gains on our natural gas derivatives versus unrealized mark-to-market losses in 2008, and lower purchased product costs contributed to the increase. Net earnings attributable to common stockholders of $365.6 million for 2009 included $53.4 million ($44.9 million after tax) of costs associated with our acquisition of Terra and the cost of responding to Agrium's proposed acquisition of CF Holdings, $35.9 million (no tax impact) of development costs related to our proposed project in Peru, a net pre-tax unrealized mark-to-market gain of $87.5 million ($54.0 million after tax) on natural gas derivatives and an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock. Net earnings attributable to common stockholders of $684.6 million for 2008 included a pre-tax unrealized

CF INDUSTRIES HOLDINGS, INC.

mark-to-market loss of $63.8 million ($41.1 million after tax) on natural gas derivatives as well as a $57.0 million ($36.7 million after tax) non-cash inventory valuation charge.

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

Other Operating—Net

        Other operating—net increased $92.2 million to $96.7 million in 2009 from $4.5 million in 2008. This increase was due primarily to $53.4 million of costs associated with our proposals to acquire Terra, the cost of responding to Agrium's proposed acquisition of CF Holdings, and $35.9 million of development costs related to our proposed nitrogen complex in Peru.

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

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        Our income tax provision for 2009 was $246.0 million compared to a tax provision of $378.1 million on pre-tax earnings for 2008. The effective tax rate for the year ended December 31, 2009 based on the reported tax provision of $246.0 million and reported pre-tax income of $695.6 million is 35.4%. This compares to 32.2% in the prior year. The effective tax rate for the year ended December 31, 2009 based on pre-tax income exclusive of the noncontrolling interest is 40.2%. This compares to 35.7% in the prior year. The 2009 increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest results principally from an increase in non-deductible costs associated with Terra, Agrium and Peru activities. See Note 16 to our consolidated financial statements.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for 2009 and 2008 consists of our share of the operating results of Keytrade.

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

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year ended December 31,
	2010	2009	2008	2010 v. 2009		2009 v. 2008
	(in millions, except per share amounts)
Net sales	$3,187.5	$1,839.3	$2,591.1	$1,348.2	73.3%	$(751.8)	(29.0)%
Cost of sales	2,160.8	1,055.1	1,820.8	1,105.7	104.8%	(765.7)	(42.1)%

Gross margin	$1,026.7	$784.2	$770.3	$242.5	30.9%	$13.9	1.8%
Gross margin percentage	32.2%	42.6%	29.7%
Tons of product sold (000s)	11,461	5,851	6,141	5,610	95.9%	(290)	(4.7)%
Sales volume by product (000s)
Ammonia(1)	2,809	1,083	1,079	1,726	159.3%	4	0.4%
Urea(1)	2,824	2,604	2,617	220	8.4%	(13)	(0.5)%
UAN(1)	4,843	2,112	2,405	2,732	129.4%	(293)	(12.2)%
AN	788	—	—	788	N/M	—	N/M
Other nitrogen products	197	52	40	145	N/M	12	30.4%
Average selling price per ton by product
Ammonia	$402	$514	$560	$(112)	(21.8)%	$(46)	(8.2)%
Urea	295	302	462	(7)	(2.3)%	(160)	(34.6)%
UAN	205	232	321	(27)	(11.6)%	(89)	(27.7)%
AN	209	—	—	209	N/M	—	N/M
Cost of natural gas (per MMBtu)(2)	$4.47	$4.84	$8.84	$(0.37)	(7.6)%	$(4.00)	(45.2)%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$4.37	$3.92	$8.82	$0.45	11.5%	$(4.90)	(55.6)%
Depreciation and amortization	$229.2	$59.0	$57.3	$170.2	N/M	$1.7	3.0%
Capital expenditures	$204.9	$165.2	$74.2	$39.7	24.0%	$91.0	122.6%
Production volume by product (000s)
Ammonia(3)	6,110	3,098	3,249	3,012	97.2%	(151)	(4.6)%
Granular urea	2,488	2,350	2,355	138	5.9%	(5)	(0.2)%
UAN (32%)	4,626	2,023	2,277	2,603	128.7%	(254)	(11.2)%
AN	783	—	—	783	N/M	—	N/M

N/M—Not Meaningful

(1)
Includes export sales volume for 2010 and 2009 as follows:

	Year ended December 31,
(000s)	2010	2009
Ammonia	23	—
Urea	41	36
UAN	257	339

  There were no nitrogen fertilizer export sales made in 2008.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Nitrogen segment net sales increased $1.3 billion, or 73%, to $3.2 billion in 2010 compared to $1.8 billion in 2009 due primarily to the acquisition of Terra and increased ammonia sales volume, which was partially offset by lower average selling prices across nitrogen products. Nitrogen fertilizer sales volume in 2010 increased 5.6 million tons from 2009 due primarily to the acquisition of Terra. Ammonia sales volume increased significantly during 2010 compared to 2009 due primarily to the Terra acquisition, plus strong spring and fall application seasons due to favorable weather conditions and increased fourth quarter demand due to expectations of strong planted acres in 2011. Urea and UAN sales volume increased in 2010 as compared to 2009 due primarily to the acquisition of Terra. During 2009, we benefited from substantial forward sales volume that had been contracted at earlier dates and higher prices.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $189 per ton in 2010 compared to $180 per ton in 2009. The 5% increase was due primarily to lower unrealized mark-to-market gains on natural gas derivatives in 2010 compared to the prior year period, higher depreciation and amortization expense due to the Terra acquisition and a greater percentage of sales volume in the form of ammonia, partially offset by lower realized natural gas costs. We recognized a $9.6 million unrealized mark-to-market gain in 2010 compared to a net $87.5 million unrealized mark-to-market gain in 2009.

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

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products, plus the results from 2009 sales of potash. The potash results are shown separately below since potash is a product that was purchased for resale. Within the following segment discussion, the term phosphate fertilizer is used to delineate the results of our DAP and MAP products within the segment's results.

	Year ended December 31,
	2010	2009	2008	2010 v. 2009		2009 v. 2008
	(in millions, except per share amounts)
Net sales	$777.5	$769.1	$1,330.0	$8.4	1.1%	$(560.9)	(42.2)%
Cost of sales	624.7	713.9	877.6	(89.2)	(12.5)%	(163.7)	(18.7)%

Gross margin	$152.8	$55.2	$452.4	$97.6	176.8%	$(397.2)	(87.8)%
Gross margin percentage	19.7%	7.2%	34.0%
Gross margin by product
DAP/MAP	152.8	89.1	480.9	63.7	71.5%	(391.8)	(81.5)%
Potash	—	(33.9)	(28.5)	33.9	N/M	(5.4)	18.9%
Gross margin percentage by product
DAP/MAP	19.7%	13.1%	36.2%
Potash	—	(37.8)%	—
Tons of product sold (000s)	1,867	2,249	1,787	(382)	(17.0)%	462	25.9%
Sales volume by product (000s)
DAP	1,412	1,736	1,532	(324)	(18.7)%	204	13.3%
MAP	455	349	255	106	30.4%	94	36.8%
Potash	—	164	—	(164)	N/M	164	N/M
Domestic vs. export sales (000s)
Domestic	1,259	1,274	1,263	(15)	(1.2)%	11	0.9%
Export	608	975	524	(367)	(37.6)%	451	86.1%
Average selling price per ton by product
DAP	$413	$321	$760	$92	28.7%	$(439)	(57.8)%
MAP	426	348	646	78	22.4%	(298)	(46.1)%
Potash	—	548	—	(548)	N/M	548	N/M
Depreciation, depletion and amortization	$48.6	$39.7	$40.5	$8.9	22.4%	$(0.8)	(2.0)%
Capital expenditures	$52.6	$70.2	$66.2	$(17.6)	(25.1)%	$4.0	6.0%
Production volume by product (000s)
Phosphate rock	3,343	3,088	3,443	255	8.3%	(355)	(10.3)%
Sulfuric acid	2,419	2,322	2,448	97	4.2%	(126)	(5.1)%
Phosphoric acid as P2O5(1)	906	918	985	(12)	(1.3)%	(67)	(6.8)%
DAP/MAP	1,799	1,830	1,980	(31)	(1.7)%	(150)	(7.6)%
Potash purchases (000s)	—	—	164	—	N/M	(164)	N/M

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

        N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net Sales.    Phosphate segment net sales increased $8.4 million to $777.5 million in 2010 from $769.1 million in 2009 due to higher average phosphate fertilizer selling prices, partially offset by lower phosphate segment sales volume. Average phosphate fertilizer selling prices for 2010 increased by 28% compared to the prior year, resulting from increased demand and tight international supplies. Our total volume of phosphate fertilizer sales of 1.9 million tons in 2010 was 10% lower than in 2009 due primarily to lower export sales and lower phosphate inventories available for sale. The phosphate segment net sales included 164,000 tons of potash in 2009. There were no potash sales in 2010.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $335 per ton in 2010 compared to $283 per ton in the prior year. The 18% increase was due primarily to higher raw material costs for sulfur, ammonia and phosphate rock produced at our mine.

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

        Cost of Sales.    Phosphate fertilizer cost of sales averaged $283 per ton for 2009, a 40% decrease from $475 per ton in the prior year. This decrease was due mainly to lower sulfur and ammonia costs. Sulfur costs decreased by more than $400 per long ton from the record high prices in 2008 resulting primarily from decreases in demand due to reductions in phosphate production. The 56%, roughly $300 per short ton, decrease in ammonia costs also reflected a weaker international ammonia market.

        Inventory Valuation Reserves.    During 2009, we ceased sales of potash, which were reported in the phosphate segment. The gross margin on potash sales was a loss of $33.9 million in 2009 compared to a loss of $28.5 million in 2008. At December 31, 2008, we recorded a $57.0 million non-cash charge to write down our phosphate and potash inventories by $30.3 million and $26.7 million, respectively, as the carrying cost of the inventories exceeded the estimated net realizable values. Net realizable values for our phosphate and potash inventories are determined considering the fertilizer pricing environment at the time, as well as our expectations of future price realizations. The inventory that was held at December 31, 2008 included inventory that was produced or purchased earlier when input costs and fertilizer prices were higher. During the first quarter of 2009, we sold all of the higher cost phosphate inventory that existed at December 31, 2008. Throughout 2009, we reassessed the net realizable values of the inventory held. Based on this analysis, no additional inventory valuation reserves were necessary for the phosphate fertilizer inventory. However, during the first and second quarters of 2009, additional inventory valuation reserves of $24.3 million and $5.0 million, respectively, were recognized related to the potash inventory. During the third quarter, we sold all remaining potash inventory. See the "Critical Accounting Policies and Estimates" later in this discussion and analysis for additional information on our accounting policies related to inventory valuation.

CF INDUSTRIES HOLDINGS, INC.

Liquidity and Capital Resources

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

        During 2010, our sources and uses of cash were impacted by our acquisition of Terra. In the second quarter of 2010, our main sources of cash to fund the acquisition were from the issuance of long-term debt and common stock. During the second half of 2010, we used a significant portion of our cash generated by operations to repay a portion of our long-term debt that we issued in the second quarter of 2010 to finance the acquisition of Terra. See "Acquisition of Terra Industries Inc." and "Debt" within this discussion and analysis.

        Under our short-term investment policy, we may invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. and Canadian governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million and a $431.5 million current liability attributable to customer advances. Short-term investments held at December 31, 2010 consisted of a Canadian Treasury Bill with an original maturity of twelve months. As of December 31, 2009, we had cash and cash equivalents of $697.1 million, short-term investments of $185.0 million and a $159.5 million current liability attributable to customer advances. Short-term investments held at December 31, 2009 consisted of U.S. Treasury Bills with original maturities between three and six months that are reported at fair value.

Investments in Auction Rate Securities

        As of December 31, 2010, our investments in auction rate securities were reported at their fair value of $102.8 million, after reflecting a $7.6 million unrealized holding loss against a par value of $110.4 million. At December 31, 2009, our investments in auction rate securities totaled $133.9 million, after reflecting a $4.5 million unrealized holding loss against a par value of $138.4 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During 2010, $28.0 million of auction rate securities were either sold or redeemed at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        We determined the fair value of these investments at December 31, 2010 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt

CF INDUSTRIES HOLDINGS, INC.

and Equity Securities. See Note 8 to our consolidated financial statements for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of fair value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $6.0 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

Debt

        We entered into new financing arrangements to finance the acquisition of Terra and pay related fees and expenses. See "Acquisition of Terra Industries Inc." later in this section. As of December 31, 2010, we had $346.0 million of borrowings outstanding under our senior secured term loan facility (term loan facility) and $1.6 billion of outstanding senior notes. The term loan facility has a 5-year maturity. Interest is charged based on one of two alternatives available to us, both of which involve a base rate (with a minimum level) that may vary, plus an applicable margin. Scheduled principal amortization on the term loan facility of 1% annually was satisfied through prepayments on the term loan. During 2010, we repaid $1.5 billion on the term loan facility using proceeds from the senior notes issued, as discussed below and cash generated from operations. We are also required to repay the term loan annually to the extent of 50% of our excess cash flow, as defined in the agreement. Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        In September 2009, Terra commenced a cash tender offer and consent solicitation for the 7% senior notes due 2017 (2017 Notes). In October 2009, Terra announced completion of the tender offer and received tenders from holders of approximately $317.5 million aggregate principal amount of the 2017 Notes, representing approximately 96.2% of the outstanding notes. As of December 31, 2010, $13.0 million of the 2017 Notes remain outstanding.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.9 million as of December 31, 2010 compared to $4.7 million as of December 31, 2009.

        We have a senior secured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of December 31, 2010, $482.9 million was available for borrowing under the revolving credit facility, reflecting $17.1 million of outstanding letters of credit and no outstanding borrowings thereunder.

        The credit agreement governing our revolving credit facility and term loan facility includes representations and warranties, covenants and events of default, including requirements that we

CF INDUSTRIES HOLDINGS, INC.

maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. Our senior notes indentures also include certain covenants and events of default. As of December 31, 2010, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Note 25 to our consolidated financial statements for additional information regarding our outstanding indebtedness.

Acquisition of Terra Industries Inc.

        In April 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation (Composite) with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of CF Holdings. The acquisition of Terra made us a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, as well as significantly increased our scale and capital market presence.

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

Acquisition Financing and Subsequent Equity and Debt Offerings

        We funded the cash requirements of the acquisition with cash on hand, $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings in connection with the Terra acquisition.

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

CF INDUSTRIES HOLDINGS, INC.

        See Note 25 to the consolidated financial statements for further information regarding these financing arrangements and Note 29 for further information regarding common stock issuances.

Terra Results of Operations

        Following is the amount of net sales and earnings from the acquired Terra businesses included in our results since April 5, 2010. The results of the acquired Terra businesses are included in the nitrogen segment.

April 5, 2010 through December 31, 2010
(in millions)
Net sales	$1,377.5
Net earnings attributable to Terra Industries Inc.	$184.4

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in Terra's results is additional depreciation and amortization resulting from the increased basis of the depreciable assets and the recognition of indentified finite lived intangible assets resulting from the purchase price allocation.

Capital Spending

        Capital expenditures totaled $258.1 million in 2010 and were made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. The $22.4 million increase in capital expenditures in 2010 as compared to 2009 is due primarily to dam building expenditures at our Hardee County, Florida phosphate rock mine. We expect to spend approximately $300 million on routine capital expenditures in 2011.

Forward Sales

        We offer our customers the opportunity to purchase product on a forward basis including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives and our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2010 and December 31, 2009, we had approximately $431.5 million and $159.5 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in both 2010 and 2009, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders as of December 31, 2010 may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported sales. We may also be subject to storage charges under these arrangements should we be unable to deliver product at the specified time. If the level of sales under the FPP were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on forward sales contracts. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our FPP.

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

        As of December 31, 2010, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $0.7 million. We had $2.6 million of cash collateral on deposit with counterparties for derivative contracts as of December 31, 2010.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We made annual contributions of $3.7 million, $7.5 million and $6.2 million in February of 2010, 2009 and 2008, respectively, to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. With the settlement of the Plant City Consent Decree (CD), which is described below, this escrow account only holds funds related to our closed Bartow, Florida facility.

        In the third quarter of 2010, we entered into a CD with the United States Environmental Protection Agency and the Florida Department of Environmental Protection (FDEP) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). We paid a penalty of approximately $700,000, and agreed to modify certain operating practices, and to undertake certain capital improvement projects (including a modification to replace process water as a scrubbing medium at the ammonium phosphate fertilizer plants). The CD also requires us to provide financial assurance beyond our obligations under Florida law with respect to our ability to fund closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system, as well as any costs incurred to manage the water contained in the stack system upon closure.

        Initially, in accordance with the CD, we provided financial assurance by funding a separate trust, although the required funding may be reduced if we meet certain financial metrics in the future. In the fourth quarter of 2010, we deposited approximately $54.8 million into the trust, and transferred approximately $26.9 million from our existing asset retirement obligation escrow account to the trust, resulting in a total deposit of approximately $81.7 million. This sum is fifty percent (50%) of the currently estimated closure and long term care cost for the phosphogypsum stack system as estimated under the CD. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012, unless the funding obligation is reduced as noted above. Additional funding may be required in the future should the estimate of total closure and maintenance costs increase. Should the funding requirements for Plant City as negotiated under the CD be lower than those as determined under current Florida law, we will be obligated to maintain the greater of the two amounts.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 15 to our consolidated financial statements. These expense amounts are expected to differ from the anticipated contributions to the escrow and trust accounts, which are based on the guidelines set forth in the CD and Florida regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

CF INDUSTRIES HOLDINGS, INC.

Repatriation of Foreign Earnings and Income Taxes

        As a result of the Terra acquisition, we acquired operations in Canada and interests in corporate joint ventures in the United Kingdom and the Republic of Trinidad and Tobago. The estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. are recognized as the amounts are earned, unless the earnings are considered to be indefinitely reinvested based upon our current plans. However, the payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurs at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings can occur in different periods. As of December 31, 2010, we have recorded a deferred tax liability of $55.7 million which reflects the additional U.S and foreign income taxes which would be due upon the repatriation of approximately $550.6 million of investment in its non-US subsidiaries and corporate joint ventures which is considered to not be permanently reinvested at that date. The funding of these tax payments will be made with the cash repatriated from the foreign operations.

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

        We contributed approximately $12.9 million to our pension plans in the year ended December 31, 2010. We expect to contribute approximately $21.6 million to our pension plans in 2011.

Cash Flows

Operating Activities

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net cash generated from operating activities in 2010 was $1,194.4 million as compared to $681.8 million in 2009. The $512.6 million increase in cash provided by operating activities was due primarily to the impact of the Terra acquisition, improved financial performance in both the nitrogen and phosphate segments and favorable working capital changes in the business in 2010 versus 2009. Although the net earnings declined marginally between 2009 and 2010, that decline was more than explained by higher depreciation and amortization and an unfavorable change in the unrealized mark-to-market adjustments on our natural gas derivatives, both of which had no cash impact. During 2010, depreciation, depletion and amortization increased by $293.8 million due primarily to the acquisition and step-up in value of the acquired Terra assets, and unrealized mark-to-market gains in 2009 were not repeated in 2010 which reduced pretax earnings by $78.1 million as compared to 2009. The year-over-year favorable impact on cash flow from operations due to working capital changes was primarily attributable to an increase in customer deposits in 2010 versus a decline in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Net cash generated from operating activities in 2009 was $681.8 million compared to $638.6 million in 2008. The $43.2 million increase in cash provided by operating activities in 2009 was due primarily to

CF INDUSTRIES HOLDINGS, INC.

a $664.3 million decline in cash invested in working capital, primarily inventory, partially offset by a decrease in net earnings. The $664.3 million decrease in cash invested in working capital of the business is the difference between the $247.7 million decrease in 2009 and the $416.6 million increase in 2008. The amount invested in working capital in 2009 declined due to a $440.3 million decrease in inventories, partially offset by a $188.3 million decrease in customer advances. Total product inventories in the nitrogen and phosphate segments decreased by $136.6 million and $289.6 million, respectively, at December 31, 2009 compared to December 31, 2008. Of the total decrease, approximately 78% was due to lower quantities held and approximately 22% was due to lower per-unit manufacturing costs. The decreases related primarily to ammonia, DAP and potash fertilizer inventories. The decrease in customer advances at December 31, 2009 compared to December 31, 2008 was due primarily to lower selling prices associated with orders under our FPP.

Investing Activities

Years Ended December 31, 2010, 2009 and 2008

        Net cash used in investing activities was $3.1 billion in 2010 compared to $487.7 million used in 2009. The $2.6 billion increase in cash used in investing activities in 2010 was due primarily to the net cash consideration of $3.2 billion for the acquisition of Terra, partially offset by $209.6 million of cash provided by net sales of short-term investments and redemptions of auction rate securities, and proceeds of $167.1 million from the sale of Terra Industries Inc. common stock prior to the acquisition of Terra, compared to $179.2 million of net purchases of Terra Industries Inc. common stock in 2009. The $647.2 million increase in cash used in investing activities in 2009 was due primarily to net purchases of short-term investments, net purchases of Terra common stock and higher capital expenditures. Net purchases in 2009 of short-term investments was $124.5 million and net purchases of Terra common stock was $179.2 million, partially offset by a dividend of $52.4 million we received on the Terra common stock. The dividend was recognized as a return of capital. Additions to property, plant and equipment accounted for $258.1 million, $235.7 million, and $141.8 million of cash used in investing activities in 2010, 2009 and 2008, respectively. The increase in additions to property, plant and equipment in 2010 as compared to 2009 included a $16.9 million increase in capital projects and a $13.0 million increase in expenditures associated with dam building offset by a $7.5 million decrease in plant turnaround-related expenditures. The increase in additions to property, plant and equipment in 2009 was due primarily to a $70.9 million increase in capital projects and a $23.0 million increase in plant turnaround-related expenditures. As previously discussed, we made contributions of $58.5 million, $7.5 million and $6.2 million in 2010, 2009 and 2008, respectively, to our asset retirement obligation trust and escrow accounts. The balance in these accounts is reported at fair value on our consolidated balance sheets.

Financing Activities

Years Ended December 31, 2010, 2009 and 2008

        Net cash generated from financing activities was $2.0 billion in 2010 compared to net cash used in financing activities of $123.9 million and $540.5 million in 2009 and 2008, respectively. The $2.1 billion increase in cash provided by financing activities in 2010 was due primarily to $5.2 billion of proceeds from the issuance of debt and $1.2 billion from the issuance of common stock in a public offering associated with our acquisition of Terra, partially offset by $4.0 billion of prepayments on our debt and $0.2 billion of financing fees. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis for additional information. The $416.6 million decrease in cash used in financing activities in 2009 compared to 2008 was due primarily to the expenditure of $500.2 million to repurchase our common stock in the fourth quarter of 2008. Distributions to the noncontrolling interest increased $59.6 million to $112.3 million in 2009 from $52.7 million in 2008 due to CFL's improved 2008 net

CF INDUSTRIES HOLDINGS, INC.

earnings, which were distributed in 2009. Dividends paid on common stock were $26.2 million, $19.4 million and $22.0 million in 2010, 2009 and 2008, respectively. During 2010, we also paid $20.0 million of dividends declared by Terra prior to the acquisition date.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2010:

	2011	2012	2013	2014	2015	After 2015	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$346.0	$1,613.0	$1,959.0
Notes payable(2)	4.9	—	—	—	—	—	4.9
Interest payments on long-term debt and notes payable(1)	132.5	132.3	132.3	132.3	118.2	376.5	1,024.1
Other Obligations
Operating leases	66.3	58.2	38.3	22.8	18.2	62.4	266.2
Equipment purchases and plant improvements	43.1	19.5	0.9	—	—	—	63.5
Transportation(3)	41.6	27.0	24.8	14.8	15.2	159.1	282.5
Purchase obligations(4)(5)	371.4	145.4	143.2	140.0	139.8	409.7	1,349.5
Keytrade commerical agreement(6)	0.8	—	—	—	—	—	0.8
Contributions to pension plans(7)	21.6	—	—	—	—	—	21.6

Total(8)	$682.2	$382.4	$339.5	$309.9	$637.4	$2,620.7	$4,972.1

(1)
Based on debt balances and interest rates as of December 31, 2010. This table excludes any payments we may be required to make on our senior secured term loan from our excess cash flow as defined in the agreement.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2010 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing NYMEX forward prices at December 31, 2010.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at December 31, 2010 is $135 million with a total remaining commitment of $1.1 billion. Also, purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

CF INDUSTRIES HOLDINGS, INC.

(6)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(7)
Represents the contributions we expect to make to our pension plans during 2011. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Excludes $54.4 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 16 to our consolidated financial statements for further discussion of these unrecognized tax benefits.

Other Long-Term Obligations

        As of December 31, 2010, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2011	2012	2013	2014	2015	After 2015	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations(1)(2)	$8.2	$8.0	$8.1	$8.3	$6.7	$638.3	$677.6
Environmental remediation liabilities	2.4	0.5	0.5	0.5	0.5	4.7	9.1

Total	$10.6	$8.5	$8.6	$8.8	$7.2	$643.0	$686.7

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $119.8 million as of December 31, 2010. Excludes any amounts we may be required to deposit into our escrow or trust accounts to meet our financial assurance funding requirements. See the discussion of our financial assurance requirements earlier in this section.

We also have unrecorded AROs at our nitrogen manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2010 dollars is approximately $40.0 million. We do not believe that there is a reasonable basis for currently estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any payments for these AROs. See Note 15 to our consolidated financial statements for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in escrow and trust accounts established to cover costs associated with closure of our phosphogypsum stack systems if necessary. These accounts will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2015 are detailed in the following table.

CF INDUSTRIES HOLDINGS, INC.

        The following table details the undiscounted, inflation-adjusted estimated payments after 2015 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2016 - 19	2020 - 29	2030 - 39	2040 - 49	2050 - 59	After 2059	Total
	(in millions)
Asset retirement obligations	$25.1	$63.6	$213.4	$72.0	$58.0	$206.2	$638.3

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from one to four years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        In 2006, we entered into a ten-year operating lease agreement for a new corporate headquarters located in Deerfield, Illinois. The Deerfield corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 26 to our consolidated financial statements for additional information concerning leases.

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

Revenue Recognition

        We recognize revenue when title and risk of loss are transferred to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. In some cases, application of this policy requires that we make certain assumptions or estimates regarding a component of revenue, discounts and allowances, rebates, or creditworthiness of some of our customers. We base our estimates on historical experience, and the most recent information available to us, which can change as market conditions change. Amounts related to shipping and handling that are

CF INDUSTRIES HOLDINGS, INC.

billed to our customers in sales transactions are classified as sales in our consolidated statements of operations.

Property, Plant and Equipment

        Property, plant and equipment is stated at historical cost and depreciation is computed using either the straight-line method or the units-of-production (UOP) method over the lives of the assets. The lives used in computing depreciation expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period which would lead to higher production costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shut down including required safety inspections which entails the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the Consolidated Statements of Cash Flows in the line entitled, "Additions to property, plant and equipment."

Inventory Valuation

        We review our inventory balances at least quarterly, and more frequently if required by market conditions, to determine if the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventory exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our most recent estimate of net realizable value, additional losses would be recorded in the period of liquidation.

Fixed Costs Write-Off

        Fixed costs are considered as a part of normal product costs and included in inventory value, provided that production is greater than 60% of total capacity. If production volumes fall below 60% of capacity during the month, the related overhead and other fixed costs are expensed in the period as incurred.

CF INDUSTRIES HOLDINGS, INC.

Asset Retirement Obligations and Environmental Remediation Liabilities

        AROs are legal obligations associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes, land reclamation activities at our Hardee, Florida phosphate rock mine and the cessation of operations at all of our facilities. If the cost of closure can be reasonably estimated, AROs are recognized in the period in which the related assets are put into service. We are required to recognize an ARO for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over the estimated useful life. In the case of reclamation, the asset is depreciated over the period the mining occurs, which in some cases, may be after initial recognition of the liability. The aggregate carrying value of all of our AROs was $119.8 million as of December 31, 2010 and $103.7 million as of December 31, 2009. The increase in the aggregate carrying value of these AROs is due to normal accretion expense and recognizing changes in estimates, offset by cash expenditures on AROs.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $9.1 million as of December 31, 2010 and $6.2 million as of December 31, 2009. The increase in environmental remediation liabilities in 2010 compared to 2009 is due to the acquisition of Terra.

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

Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in unconsolidated subsidiaries in accordance with generally accepted accounting principle in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business.

        The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. During 2010, no impairment occurred. For

CF INDUSTRIES HOLDINGS, INC.

goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired. We review the carrying value of our investments in unconsolidated subsidiaries annually to determine if there is a loss in value of the investment. We determine the fair value of the investment using an income approach valuation method. If the sum of the expected future discounted net cash flows is less than the carrying value, an impairment loss is recognized immediately.

        Goodwill is evaluated in the fourth quarter for impairment at the reporting unit level, in our case the nitrogen and phosphate segments. There is a two step impairment test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized immediately to the extent the carrying value exceeds its implied fair value. We use an income based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. No goodwill impairment was identified in our 2010 review. As of December 31, 2010, we had $2.1 billion of goodwill, resulting mainly from the Terra acquisition.

Fair Value Measurements

        We have classified our investments in auction rate securities as those measured using significant unobservable inputs (Level 3 securities) under the provisions of the current rules for assessing fair value. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items in our consolidated balance sheet as of December 31, 2010. See Note 8 to our consolidated financial statements for additional information concerning fair value measurements.

Income Taxes

        We recognize expenses, assets and liabilities for taxes based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. U.S. income taxes are provided on that portion of the earnings of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. The final taxes paid are dependent upon many factors and judgments, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The judgments made at any point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations. We adjust income tax expense in the period when these changes occur.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Significant judgment is applied in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. Interest and penalties related to unrecognized tax benefits are reported as interest expense and income tax expense, respectively.

        As a large commercial enterprise with international operations, our income tax expense and our effective tax rate may change from period to period due to many factors. The most significant of these factors are changes in tax legislation, changes in the geographic mix of earnings, the tax characteristics

CF INDUSTRIES HOLDINGS, INC.

of our income, the ability to realize certain foreign tax credits and net operating losses, and the portion of the income of our foreign subsidiaries and corporate joint ventures that is expected to be remitted to the U.S. and be taxable. It is reasonably likely that these items will impact income tax expense, net income and liquidity in future periods.

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. See Note 16 to our consolidated financial statements for additional information concerning the utilization of NOLs.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $681.2 million at December 31, 2010, which was $84.8 million higher than pension plan assets. The December 31, 2010 PBO was computed based on a weighted average discount rate of 5.4%, which was based on yields for high-quality (Aa rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $44.6 million higher or $40.3 million lower, respectively, than the amount previously discussed. The weighted average discount rate used to calculate pension expense in 2010 was 6.0%. If the discount rate used to compute 2010 pension expense decreased or increased by 50 basis points, the expense would have been approximately $1.9 million higher or $1.7 million lower, respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 6.6% weighted average expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2010 would have been $2.3 million lower or higher, respectively. See Note 10 to our consolidated financial statements for further discussion of our pension plans.

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

Stock-Based Compensation

        Costs associated with stock-based compensation are recognized in our consolidated statements of operations at the grant date fair value of all stock-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected term. The weighted-average expected volatility used to value the stock

CF INDUSTRIES HOLDINGS, INC.

options granted in 2010 was 52%. If the expected volatility was 2% higher or lower, the fair value of the stock options would have been approximately 3% higher or lower, respectively. The expected term of the stock options granted in 2010 was five years. If the expected term was six months longer or shorter, the fair value of the stock options would have been approximately 4% higher or lower, respectively.

        We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2010 on a pre-tax basis was $7.9 million. As of December 31, 2010, on a pre-tax basis there was approximately $9.5 million and $5.2 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over a weighted-average period of 2.1 and 2.0 years, respectively. See Note 30 to our consolidated financial statements for further discussion of stock-based compensation.

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

        We use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies plus the amortization expense of certain tangible and intangible assets identified as part of purchase accounting. Our judgment regarding the level of influence over our equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy decisions and material intercompany transactions. We regularly review our variable interest entities for potential changes in consolidation status.

        We eliminate from our consolidated financial results all significant intercompany transactions.

Recent Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

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

Investments in Auction Rate Securities

        As of December 31, 2010, we had $102.8 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-K.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at December 31, 2010 was $7.6 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $102.8 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $6.0 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.1 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of December 31, 2010, we had $346.0 million outstanding under our senior secured term loan facility that had an original maturity date of 5 years and a floating interest rate with a floor. A 100 basis point increase in interest rates on our senior secured term loan would result in a $3.5 million decrease in pre-tax income on an annual basis. The interest rate on our senior secured term loan facility is currently at its minimum rate. We also had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. Our senior secured revolving credit facility bears a current market rate of interest and we are subject to interest rate risk on borrowings under the facility. However, as of December 31, 2010, there were no borrowings under the facility. The fair value of our long-term debt at December 31, 2010 was approximately $2.1 billion.

        We had notes payable of approximately $4.9 million as of December 31, 2010, that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $49,000 change in pre-tax income on an annual basis.

        As of December 31, 2010, we had short-term investments of $3.1 million consisting primarily of an available-for-sale Canadian Treasury Bill with an original maturity date of twelve months. A 100 basis

CF INDUSTRIES HOLDINGS, INC.

point change in the average rate of interest earned on these short-term investments would result in a $31,000 change in pre-tax income on an annual basis. Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of December 31, 2010. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

        We use natural gas in the manufacture of our nitrogen products. Natural gas prices are volatile. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding three years.

        The derivative instruments that we use currently are natural gas swap contracts. These contracts settle using NYMEX futures price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods.

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this section, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of December 31, 2010 and December 31, 2009, we had open derivative contracts for 51.8 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the year ended December 31, 2010, we used derivatives to cover approximately 58% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $51.8 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished products, but there can be no guarantee that significant increases in input prices can always be recovered. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also purchase ammonia, urea, UAN, DAP and MAP to augment or replace production at our facilities.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Net sales	$3,965.0	$2,608.4	$3,921.1
Cost of sales	2,785.5	1,769.0	2,698.4

Gross margin	1,179.5	839.4	1,222.7
Selling, general and administrative	106.1	62.9	68.0
Restructuring and integration costs	21.6	—	—
Equity in earnings of operating affiliates	(10.6)	—	—
Other operating—net	166.7	96.7	4.5

Operating earnings	895.7	679.8	1,150.2
Interest expense	221.3	1.5	1.6
Interest income	(1.5)	(4.5)	(26.1)
Loss on extinguishment of debt	17.0	—	—
Other non-operating—net	(28.8)	(12.8)	(0.7)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	687.7	695.6	1,175.4
Income tax provision	273.7	246.0	378.1
Equity in earnings (loss) of non-operating affiliates—net of taxes	26.7	(1.1)	4.2

Net earnings	440.7	448.5	801.5
Less: Net earnings attributable to the noncontrolling interest	91.5	82.9	116.9

Net earnings attributable to common stockholders	$349.2	$365.6	$684.6

Net earnings per share attributable to common stockholders
Basic	$5.40	$7.54	$12.35

Diluted	$5.34	$7.42	$12.13

Weighted average common shares outstanding
Basic	64.7	48.5	55.4

Diluted	65.4	49.2	56.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009	2008
	(in millions)
Net earnings	$440.7	$448.5	$801.5
Other comprehensive income (loss):
Foreign currency translation adjustment	24.2	7.3	(10.1)
Unrealized gain (loss) on securities—net of taxes	(14.6)	23.7	(14.5)
Defined benefit plans—net of taxes	(18.3)	4.3	(34.1)

	(8.7)	35.3	(58.7)

Comprehensive income	432.0	483.8	742.8
Less: Comprehensive income attributable to the noncontrolling interest	92.9	86.2	112.2

Comprehensive income attributable to common stockholders	$339.1	$397.6	$630.6

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$797.7	$697.1
Short-term investments	3.1	185.0
Accounts receivable	238.9	167.4
Inventories—net	270.3	207.8
Prepaid income taxes	—	14.7
Other	31.4	11.1

Total current assets	1,341.4	1,283.1
Property, plant and equipment, net	3,925.6	793.8
Asset retirement obligation funds	95.0	36.5
Investments in and advances to affiliates	977.1	45.6
Investments in auction rate securities	102.8	133.9
Investment in marketable equity securities	—	160.2
Goodwill	2,085.7	0.9
Other assets	230.9	40.9

Total assets	$8,758.5	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$321.2	$172.5
Income taxes payable	62.2	—
Customer advances	431.5	159.5
Notes payable	4.9	—
Deferred income taxes	38.6	52.6
Distributions payable to noncontrolling interest	78.0	92.1
Other	10.2	3.1

Total current liabilities	946.6	479.8

Notes payable	—	4.7
Long-term debt	1,954.1	—
Deferred income taxes	1,081.2	68.3
Other noncurrent liabilities	343.2	197.2
Contingencies (Note 32)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2010—71,267,185 and 2009—48,569,985 shares outstanding	0.7	0.5
Paid-in capital	2,732.2	723.5
Retained earnings	1,370.8	1,048.1
Accumulated other comprehensive loss	(53.3)	(43.2)

Total stockholders' equity	4,050.4	1,728.9
Noncontrolling interest	383.0	16.0

Total equity	4,433.4	1,744.9

Total liabilities and equity	$8,758.5	$2,494.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2007	$0.6	$—	$790.8	$416.8	$(21.2)	$1,187.0	$17.3	$1,204.3
Net earnings	—	—	—	684.6	—	684.6	116.9	801.5
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(5.4)	(5.4)	(4.7)	(10.1)
Unrealized (loss) on securities—net of taxes	—	—	—	—	(14.5)	(14.5)	—	(14.5)
Defined benefit plans—net of taxes	—	—	—	—	(34.1)	(34.1)	—	(34.1)

Comprehensive income						630.6	112.2	742.8

Issuance of $0.01 par value common stock under employee stock plans	—	—	10.1	—	—	10.1	—	10.1
Stock-based compensation expense	—	—	8.3	—	—	8.3	—	8.3
Excess tax benefit from stock-based compensation	—	—	24.3	—	—	24.3	—	24.3
Purchase of treasury stock	—	(500.2)	—	—	—	(500.2)	—	(500.2)
Cancellation of treasury stock	(0.1)	500.2	(124.1)	(376.0)	—	—	—	—
Cash dividends ($0.40 per share)	—	—	—	(22.0)	—	(22.0)	—	(22.0)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(106.0)	(106.0)
Effect of exchange rates changes	—	—	—	—	—	—	(10.9)	(10.9)

Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	—	365.6	—	365.6	82.9	448.5
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	4.0	4.0	3.3	7.3
Unrealized gain on securities—net of taxes	—	—	—	—	23.7	23.7	—	23.7
Defined benefit plans—net of taxes	—	—	—	—	4.3	4.3	—	4.3

Comprehensive income						397.6	86.2	483.8

Acquisition of treasury stock under employee stock plans	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Issuance of $0.01 par value common stock under employee stock plans		1.8	2.9	(1.5)		3.2		3.2
Stock-based compensation expense	—	—	6.6	—	—	6.6	—	6.6
Excess tax benefit from stock-based compensation	—	—	4.6	—	—	4.6	—	4.6
Cash dividends ($0.40 per share)	—	—	—	(19.4)	—	(19.4)	—	(19.4)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(92.1)	(92.1)
Effect of exchange rates changes	—	—	—	—	—	—	9.3	9.3

Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	—	349.2	—	349.2	91.5	440.7
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	22.8	22.8	1.4	24.2
Unrealized (loss) on securities—net of taxes	—	—	—	—	(14.6)	(14.6)	—	(14.6)
Defined benefit plans—net of taxes	—	—	—	—	(18.3)	(18.3)	—	(18.3)

Comprehensive income						339.1	92.9	432.0

Acquisition of Terra Industries Inc.						—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	—	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with equity offering, net of costs of $41.4 million	0.1	—	1,108.5	—	—	1,108.6	—	1,108.6
Acquisition of treasury stock under employee stock plans	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Issuance of $0.01 par value common stock under employee stock plans	—	0.7	4.6	(0.3)	—	5.0	—	5.0
Stock-based compensation expense	—	—	7.9	—	—	7.9	—	7.9
Excess tax benefit from stock-based compensation	—	—	5.8	—	—	5.8	—	5.8
Cash dividends ($0.40 per share)	—	—	—	(26.2)		(26.2)	—	(26.2)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(101.1)	(101.1)
Effect of exchange rates changes	—	—	—	—	—	—	2.2	2.2

Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	(in millions)
Operating Activities:
Net earnings	$440.7	$448.5	$801.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	394.8	101.0	100.8
Deferred income taxes	88.6	45.7	26.4
Stock compensation expense	8.3	6.6	8.3
Excess tax benefit from stock-based compensation	(5.8)	(4.6)	(24.3)
Unrealized (gain) loss on derivatives	(9.4)	(87.5)	63.8
Inventory valuation allowance	—	(57.0)	57.0
Loss on extinguishment of debt	17.0	—	—
(Gain) on sale of marketable equity securities	(28.3)	(11.9)	—
Loss (gain) on disposal of property, plant and equipment	11.0	0.7	(6.2)
Undistributed (earnings) loss of affiliates—net of taxes	(49.9)	1.1	(4.2)
Changes in (net of effects of acquisition):
Accounts receivable	70.6	21.3	(44.0)
Margin deposits	(5.1)	11.4	(11.4)
Inventories	79.8	440.3	(416.7)
Accrued income taxes	95.7	2.2	9.8
Accounts payable and accrued expenses	(71.3)	(39.2)	3.7
Customer advances—net	166.4	(188.3)	42.0
Other—net	(8.7)	(8.5)	32.1

Net cash provided by operating activities	1,194.4	681.8	638.6

Investing Activities:
Additions to property, plant and equipment	(258.1)	(235.7)	(141.8)
Proceeds from sale of property, plant and equipment	16.5	9.3	10.4
Purchases of short-term and auction rate securities	(28.6)	(304.9)	(638.2)
Sales and maturities of short-term and auction rate securities	238.2	180.4	934.1
Purchases of marketable equity securities	—	(247.2)	—
Sale of marketable equity securities	167.1	68.0	—
Return of capital from marketable equity securities	—	52.4	—
Deposits to asset retirement obligation funds	(58.5)	(7.5)	(6.2)
Purchase of Terra Industries Inc.—net of cash acquired	(3,177.8)	—	—
Other—net	31.0	(2.5)	1.2

Net cash provided by (used in) investing activities	(3,070.2)	(487.7)	159.5

Financing Activities:
Proceeds from long-term borrowings	5,197.2	—	—
Payments of long-term debt	(4,008.7)	—	—
Financing fees	(209.1)	—	—
Dividends paid on common stock	(26.2)	(19.4)	(22.0)
Dividends paid to former Terra stockholders	(20.0)	—	—
Distributions to noncontrolling interest	(117.0)	(112.3)	(52.7)
Issuance of common stock	1,150.0	—	—
Issuances of common stock under employee stock plans	5.0	3.2	10.1
Purchase of treasury stock	—	—	(500.2)
Excess tax benefit from stock-based compensation	5.8	4.6	24.3

Net cash provided by (used in) financing activities	1,977.0	(123.9)	(540.5)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	1.9	0.9

Increase in cash and cash equivalents	100.6	72.1	258.5
Cash and cash equivalents at beginning of period	697.1	625.0	366.5

Cash and cash equivalents at end of period	$797.7	$697.1	$625.0

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea, urea ammonium nitrate solution (UAN), ammonium nitrate (AN), diesel exhaust fluid (DEF) and aqua ammonia. Our principal products in the phosphate segment are diammonium phosphate (DAP) and monoammonium phosphate (MAP).

        Our core market and distribution facilities are concentrated in the midwestern U.S. grainproducing states and other major agricultural areas of the United States and Canada. We also serve off-shore markets through exports of nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations, as well as through our Tampa port facility from our joint venture production facilities in the Republic of Trinidad and Tobago and the United Kingdom.

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

        In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products. The principal assets acquired included:

  •
  five nitrogen fertilizer manufacturing facilities located in Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; Woodward, Oklahoma; and Donaldsonville, Louisiana, adjacent to our Donaldsonville facility;

  •
  a 75% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets.

CF INDUSTRIES HOLDINGS, INC.

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

2.     Summary of Significant Accounting Policies

Consolidation and Noncontrolling Interest

        The consolidated financial statements of CF Industries Holdings, Inc. (CF Holdings) include the accounts of CF Industries, Inc. (CF), all majority-owned subsidiaries and variable interest entities in which CF Holdings or a subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated.

        Canadian Fertilizers Limited (CFL) is a variable interest entity that is consolidated in the financial statements of CF Holdings. CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF and Viterra Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. A portion of the noncontrolling interest reported in the consolidated statement of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. A portion of the noncontrolling interest reported on the consolidated balance sheet represents the interests of Viterra and the holders of 17% of CFL's common shares.

        Terra Nitrogen Company L.P. (TNCLP) is a master limited partnership that is consolidated in the financial statements of CF Holdings. TNCLP owns the nitrogen manufacturing facility in Verdigris, Oklahoma. Through the acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. Partnership interests in TNCLP are traded on the NYSE. As a result, TNCLP files separate financial reports with the Securities Exchange Commission (SEC). The outside investors' limited partnership interests in the partnership are recorded as part of noncontrolling interest in the consolidated financial statements. This noncontrolling interest represents the noncontrolling unitholders' interest in the partners' capital of TNCLP.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales (when title transfers to the customer) regardless of when the customer advances are received.

        The Company offers certain incentives that typically involve rebates if a customer reaches a specified level of purchases. Incentives are accrued monthly and reported as a reduction of net sales. This process is intended to report sales at the ultimate net realized price and requires the use of estimates.

        Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by us are included in cost of sales. Fees billed to third parties for ancillary throughput and storage services at distribution facilities are reported as a reduction of cost of sales.

CF INDUSTRIES HOLDINGS, INC.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

Investments

        Short-term and noncurrent investments are accounted for primarily as available-for-sale securities reported at fair value with changes in fair value reported in other comprehensive income unless fair value is below amortized cost (i.e., the investment is impaired) and the impairment is deemed other-than-temporary, in which case, some or all of the decline in value would be charged to earnings. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.

        We also hold auction rate securities (ARS), which are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process. Because the traditional auction process has failed since early 2008, these securities are illiquid and we are not able to access the funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. As a result of continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify our ARS as noncurrent assets on our consolidated balance sheets. We intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that these securities will need to be sold prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, the unrealized holding loss on the ARS is classified as a temporary impairment and is reported in other comprehensive income.

        Also included in our investments are a trust fund and an escrow account that we utilize as a means of complying with regulations and a consent decree pertaining to financial assurance requirements for certain asset retirement obligations (AROs) in Florida. These ARO funds are carried at fair value as noncurrent assets on the consolidated balance sheet. Contributions to the ARO funds are reported on the consolidated statements of cash flows statement as investing activities.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. A receivable is past due if payments have not been received within the agreed upon invoice terms. Account balances are charged-off against the allowance when management determines that it is probable that the receivable will not be recovered.

        Accounts receivable includes trade receivables and non-trade receivables such as miscellaneous non-product related billings.

Inventories

        Fertilizer inventories are reported at the lower of cost or net realizable value and are determined on a first-in, first-out or average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs. Net realizable value is reviewed monthly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.

CF INDUSTRIES HOLDINGS, INC.

Investments in and Advances to Unconsolidated Affiliates

        We use the equity method of accounting for investments in affiliates that we do not consolidate, but over which we exercise significant influence. Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor. Losses in the value of an investment in an unconsolidated affiliate, which are other than temporary, are recognized when the current fair value of the investment is less than its carrying value. Equity in earnings of unconsolidated affiliates is reported net of our income tax expense. Investments in and advances to unconsolidated affiliates is included in the Other segment in our segment disclosures.

        As a result of the acquisition of Terra, we have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings of these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our supply chain and sales activities in the nitrogen segment.

        We also have equity method investments for which the results are reported outside of operating earnings. These consist of: (1) 50% ownership in Keytrade, a fertilizer trading company headquartered near Zurich, Switzerland and (2) through the acquisition of Terra, a 50% ownership in GrowHow, which operates nitrogen production facilities in the United Kingdom. We do not include the net earnings of these investments in earnings from operations since these operations do not provide us with additional capacity, nor are these operations integrated within our supply chain. Advances to unconsolidated affiliates are loans made to Keytrade and are classified as held-to-maturity debt securities and are reported at amortized cost.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are computed using the units-of-production method or the straight-line method. Depreciable lives are as follows:

Years
Mobile and office equipment	4 to 12
Production facilities and related assets	10 to 25
Distribution facilities	10
Mining assets and phosphogypsum stacks	20
Land improvements	10 to 20
Buildings	10 to 45

        We periodically review the depreciable lives assigned to production facilities and related assets, as well as estimated production capacities used to develop units-of-production (UOP) or straight-line depreciation expense, and we change the estimates to reflect the results of those reviews.

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at the Company's continuous process manufacturing facilities are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround

CF INDUSTRIES HOLDINGS, INC.

costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 21—Property, Plant and Equipment—Net.

Recoverability of Long-Lived Assets

        We review property, plant and equipment and other long-lived assets in order to assess recoverability based on expected future undiscounted cash flows whenever events or circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future net cash flows is less than the carrying value, we recognize an impairment loss. The impairment loss is measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. The Company performs its goodwill impairment review in the fourth quarter of each year. To the extent, goodwill is deemed impaired it is written down to fair value.

        We estimate the fair value for impairment purposes using a discounted cash flow model, multiples of earnings and other factors. Such analysis requires the use of future market assumptions and discount factors which are subjective in nature. Estimated values can be affected by many factors beyond the Company's control such as business and economic trends, government regulation and technological changes. We believe that the assumptions used to estimate fair value are appropriate and reasonable.

        Intangible assets identified with our acquisition of Terra consist of customer relationships and trademarks, which are being amortized over amortization periods of 18 years and 10 years, respectively. Our intangible assets are included in other noncurrent assets on the consolidated balance sheet.

Leases

        We classify our leases as either operating leases or capital leases. Assets acquired under capital leases are depreciated on the same basis as property, plant and equipment. We currently do not have any capital leases. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported as interest expense and income tax expense, respectively.

        A deferred income tax liability is recorded for income taxes which would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and corporate joint ventures which is considered to not be permanently reinvested based upon our present plans. No deferred income taxes have been recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures which we believe to be indefinitely reinvested.

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. In accordance with the Natural Gas Acquisition Policy, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods not exceeding 18 months. The derivative instruments currently used are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Derivatives are recognized in the consolidated balance sheets at fair value and changes in fair value are recognized in earnings immediately in cost of sales, as we do not apply hedge accounting. The fair values of derivative instruments and related cash collateral are reported on a gross basis rather than on a net basis. For additional information, see Note 28—Derivative Financial Instruments.

Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information, see Note 15—Asset Retirement Obligations.

        Our most significant AROs are driven by regulations in Florida governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and site reclamation for the phosphate rock mine in Hardee County, Florida. Other AROs consist of conditional AROs for the Plant City, Bartow and Hardee facilities for which a reasonable basis exists for estimating a settlement date. These AROs relate to cessation of operations, and generally include the removal and disposition of certain chemicals, waste materials, asbestos, equipment, vessels, piping, and storage tanks.

        We also have unrecorded AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. A liability has not been recorded for these conditional AROs because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value.

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

CF INDUSTRIES HOLDINGS, INC.

Stock-based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan. The awards that have been granted to date are nonqualified stock options and restricted stock. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. For additional information, see Note 30—Stock-Based Compensation.

Litigation

        From time to time, the Company is subject to ordinary, routine legal proceedings related to the usual conduct of its business. The Company also is involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its various plants and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Foreign Currency Translation

        Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity. Results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income.

Debt Issuance Costs

        Costs associated with the issuance of debt are included in other noncurrent assets and are amortized over the term of the related debt. Debt issuance discounts are netted against the related debt and are amortized over the term of the debt using the effective interest method.

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

        In July 2010, the FASB issued a standard to improve the disclosures that an entity provides about the credit quality of its receivables used to support financing and the related allowance for credit losses (ASU No. 2010-20). The standard requires an entity to provide greater information about the nature of credit risk inherent in the entity's portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. As a result, both new and previous disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it

CF INDUSTRIES HOLDINGS, INC.

manages its credit exposure. We adopted this standard as of December 31, 2010. The adoption of this standard did not impact our consolidated financial statements.

        In December 2010, the FASB issued a standard that pertains to business combinations (ASU No. 2010-29) that requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this standard as of December 31, 2010. The adoption of this standard did not impact our consolidated financial statements.

Recently Issued Pronouncements

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative effect adjustment to beginning retained earnings. We do not expect the adoption of this standard to impact our consolidated financial statements.

4.     Terra Acquisition

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation (Composite) with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the Company. The acquisition of Terra made the Company a global leader in the nitrogen fertilizer industry, diversified our asset base, increased our geographic reach and operational efficiency, and significantly increased our scale and capital market presence.

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

CF INDUSTRIES HOLDINGS, INC.

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

        See Note 25—Financing Agreements, for further information regarding these financing arrangements.

Terra Results of Operations

        Following are the amounts of net sales and earnings from the acquired Terra businesses included in the Company's results since April 5, 2010. The results of the acquired Terra business are included in the Nitrogen Segment.

April 5, 2010 through December 31, 2010
(in millions)
Net sales	$1,377.5
Net earnings attributable to Terra Industries Inc.	$184.4

        Included in the results from the acquired Terra business was a one-time increase in cost of sales of $19.4 million related to the revaluation of Terra's fertilizer inventories as of April 5, 2010 that were sold in the second quarter of 2010. Also included in the results above is additional depreciation and amortization resulting from the increased basis of the depreciable assets and from the recognition of identified finite-lived intangible assets resulting from the purchase price allocation.

CF INDUSTRIES HOLDINGS, INC.

Supplemental pro forma information

        In accordance with ASC 805—Business Combinations, presented below are supplemental pro forma results of operations for the years ended December 31, 2010 and 2009, as if Terra had been acquired on January 1, 2009.

	Pro Forma
	Year ended December 31,
	2010	2009
	(in millions, except per share amounts)
Net sales	$4,373.9	$4,189.8
Net earnings attributable to common stockholders	$553.9	$148.6
Net earnings per share attributable to common stockholders—diluted	$7.71	$2.07

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA (see Note 11—Other Operating—Net for further details) have been reflected as an adjustment in the pro forma results for the year ended December 31, 2009. The pro forma results do not include any synergies or other effects of the integration of Terra. Adjustments to conform certain accounting policies have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

Purchase price and fair values of assets acquired and liabilities assumed

        The following tables summarizes the calculation of the total purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. Since the acquisition, net adjustments of $10.7 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. The purchase price allocation and related valuation process is not complete. Final determination of the fair value of certain

CF INDUSTRIES HOLDINGS, INC.

income tax liabilities and contingencies may result in further adjustments to the amounts presented below.

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

        The allocation of the purchase price initially completed in the second quarter of 2010, and net adjustments recorded during the fourth quarter are shown below:

	Initial Valuation	Net Adjustments to Fair Value	As Adjusted
Assets acquired and liabilities assumed on April 5, 2010
Current assets	$966.8	$—	$966.8
Property, plant and equipment, net	3,095.9	—	3,095.9
Investments in unconsolidated affiliates	921.5	(13.5)	908.0
Goodwill	2,095.5	(10.7)	2,084.8
Other assets	85.2	—	85.2

Total assets acquired	$7,164.9	$(24.2)	$7,140.7

Current liabilities	424.5	(34.3)	390.2
Long-term debt	740.5	—	740.5
Deferred tax liabilities—noncurrent	928.2	8.4	936.6
Other liabilities	95.2	1.7	96.9
Noncontrolling interests	373.2	—	373.2

Total liabilities and noncontrolling interests assumed	$2,561.6	$(24.2)	$2,537.4

Total net assets acquired	$4,603.3	$—	$4,603.3

        The acquired assets were recorded at the acquisition date fair value. Current assets included net cash of $544 million and inventory of $225 million. The remaining economic useful lives of the acquired property, plant and equipment were determined in conjunction with the valuation of the assets, and these assets are being depreciated in accordance with our existing depreciation policy.

        The acquisition resulted in the recognition of $2.1 billion of goodwill, which is not deductible for income tax purposes. See Note 6—Goodwill and Other Intangible Assets, for further information on goodwill and the acquired intangibles. Goodwill consists of the excess of the purchase price over the fair value of the acquired net assets and represents both the expected synergies that will be generated by the acquisition and the estimated economic value attributable to future opportunities that will arise

CF INDUSTRIES HOLDINGS, INC.

from the acquisition. Synergies are anticipated in the following areas: overhead reduction through headquarters consolidation and other centralization, logistics optimization including reductions in transportation spending by reducing shipping distances and the size of our transportation fleet, optimization of sales mix, procurement improvements, distribution facility optimization and other operating process improvements in areas such as inventory management, production efficiency, turnaround management, capital spending and spare parts management.

5.     Restructuring and Integration Costs

        During the year ended December 31, 2010, we incurred $21.6 million of restructuring and integration costs related to our acquisition of Terra. This includes $6.9 million of restructuring costs related to employee termination benefits and $14.7 million of incremental costs such as consulting and other professional fees directly related to integrating Terra. In connection with the acquisition of Terra, our management approved a restructuring plan which includes the consolidation of our corporate headquarters, including the eventual closure of our Sioux City, IA offices. The total expected cost of the plan is approximately $10 million, which includes employee termination costs associated with the elimination of approximately 125 positions. As of December 31, 2010, we had notified 103 employees that their positions have been or will be eliminated and recognized a total of $6.9 million of related expenses. We expect to record the remaining employee termination costs by the end of 2011 based on the timing of planned terminations.

        The following table summarizes our restructuring reserve activity for the year ended December 31, 2010:

2010
(in millions)
Reserve balance—beginning	$—
Employee termination expense	6.9
Cash payments	(4.0)

Reserve balance—ending	$2.9

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment:

	Nitrogen Segment	Phosphate Segment	Total
	(in millions)
Balance at December 31, 2009	$—	$0.9	$0.9
Goodwill related to acquisition of Terra	2,084.8	—	2,084.8

Balance at December 31, 2010	$2,084.8	$0.9	$2,085.7

        The April 2010 acquisition of Terra (see Note 4—Terra Acquisition) resulted in goodwill of $2.1 billion, which is not deductible for income tax purposes. Intangible assets identified with the acquisition of Terra amounted to $60.0 million.

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other noncurrent assets on our consolidated balance sheet.

	At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period (years)
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(2.1)	$47.9	18
TerraCair Brand	10.0	(0.7)	9.3	10

Total intangible assets	$60.0	$(2.8)	$57.2

        The following table provides information regarding amortization expense of our identifiable intangibles:

Year ended December 31, 2010
(in millions)
Amortization expense	$2.8

        Total estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2011	$3.8
2012	3.8
2013	3.8
2014	3.8
2015	3.8

$19.0

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

        CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea. CFL's net sales were $454.0 million, $429.2 million and $710.9 million, for 2010, 2009 and 2008, respectively. CFL's assets and liabilities at December 31, 2010 were $314.0 million and $263.8 million, respectively, and at December 31, 2009 were $356.6 million and $309.0 million, respectively.

        CF Industries, Inc. operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and urea production pursuant to a product purchase agreement. Both the management agreement and the product purchase agreement can be

CF INDUSTRIES HOLDINGS, INC.

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

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. A portion of the amounts reported as noncontrolling interest in the consolidated statements of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL. A portion of the amounts reported as noncontrolling interest on our consolidated balance sheets represent the interests of Viterra and the holders of 17% of CFL's common shares.

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss).

Terra Nitrogen Company L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. Through our acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own 24.7% of the limited partnership interests. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest on the consolidated balance sheets represents the noncontrolling unitholders' interest in the partners' capital of TNCLP.

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

CF INDUSTRIES HOLDINGS, INC.

        In each of the applicable quarters of 2010, the minimum quarterly distributions were satisfied, which entitled us to receive increased earnings as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels were $49.0 million during 2010.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2010			2009	2008
	CFL	TNCLP	Total	CFL	CFL
	(in millions)
Noncontrolling interest:
Beginning balance	$16.0	$—	$16.0	$12.6	$17.3
Terra acquistion	—	373.0	373.0	—	—
Earnings attributable to noncontrolling interest	75.8	15.7	91.5	82.9	116.9
Declaration of distributions payable	(78.0)	(23.1)	(101.1)	(92.1)	(106.0)
Effect of exchange rate changes	3.6	—	3.6	12.6	(15.6)

Ending balance	$17.4	$365.6	$383.0	$16.0	$12.6

Distributions payable to noncontrolling interest:
Beginning balance	$92.1	$—	$92.1	$106.0	$57.6
Declaration of distributions payable	78.0	23.1	101.1	92.1	106.0
Distributions to noncontrolling interest	(93.9)	(23.1)	(117.0)	(112.3)	(52.7)
Effect of exchange rate changes	1.8	—	1.8	6.3	(4.9)

Ending balance	$78.0	$—	$78.0	$92.1	$106.0

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	December 31, 2010				December 31, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$49.5	$—	$—	$49.5	$17.0	$—	$—	$17.0
U.S. federal government obligations	711.1	—	—	711.1	658.2	—	—	658.2
Other debt securities	37.1	—	—	37.1	21.9	—	—	21.9

Total cash and cash equivalents	$797.7	$—	$—	$797.7	$697.1	$—	$—	$697.1
Short-term investments	3.1	—	—	3.1	185.0	—	—	185.0
Investment in marketable equity securities	—	—	—	—	138.8	21.4	—	160.2
Investments in auction rate securities	110.4	—	(7.6)	102.8	138.4	—	(4.5)	133.9
Asset retirement obligation funds	95.0	—	—	95.0	36.5	—	—	36.5
Nonqualified employee benefit trusts	21.2	—	(0.3)	20.9	9.8	—	(1.2)	8.6

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at December 31, 2010 and 2009 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$797.7	$797.7	$—	$—
Available-for-sale short-term investments	3.1	3.1	—	—
Unrealized gains on natural gas derivatives	6.6	—	6.6	—
Asset retirement obligation escrow funds	95.0	95.0	—	—
Investments in auction rate securities	102.8	—	—	102.8
Nonqualified employee benefit trusts	20.9	20.9	—	—

Total assets at fair value	$1,026.1	$916.7	$6.6	$102.8

Unrealized losses on natural gas derivatives	$3.5	$—	$3.5	$—

Total liabilities at fair value	$3.5	$—	$3.5	$—

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in millions)
Cash and cash equivalents	$697.1	$697.1	$—	$—
Available-for-sale short-term investments	185.0	185.0	—	—
Unrealized gains on natural gas derivatives	3.8	—	3.8	—
Asset retirement obligation escrow account	36.5	36.5	—	—
Investments in auction rate securities	133.9	—	—	133.9
Investment in marketable equity securities	160.2	160.2	—	—
Nonqualified employee benefit trust	8.6	8.6	—	—

Total assets at fair value	$1,225.1	$1,087.4	$3.8	$133.9

Unrealized losses on natural gas derivatives	$0.9	$—	$0.9	$—

Total liabilities at fair value	$0.9	$—	$0.9	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At December 31, 2010 and 2009, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        At December 31, 2010, our short-term investments consisted of a Canadian Treasury Bill with an original maturity of twelve months. At December 31, 2009, our short-term investments consisted of U.S. Treasury Bills with original maturities between three and six months. These investments are accounted for as available-for-sale securities. The fair value of our short-term investments is based upon the daily quoted market prices for each of our investments.

Natural Gas Derivatives

        The derivative instruments that we currently use are natural gas swaps. These contracts settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices are observable inputs used to determine the fair value of these instruments. See Note 28—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain asset retirement obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a Consent Decree entered in the third quarter of 2010 with the U.S. EPA and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 15—Asset Retirement Obligations, for additional information regarding the trust and escrow account. The fair values of the ARO funds approximate their cost bases.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. During 2010, $28.0 million of our ARS were either sold or redeemed at par value.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 37 years. As of December 31, 2010, the carrying values by range of maturity are as follows:

(in millions)
10 years up to 20 years	$4.7
20 years up to 30 years	71.2
30 years up to 40 years	26.9

$102.8

        We currently intend to hold our auction rate securities until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the

CF INDUSTRIES HOLDINGS, INC.

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

Investment in Marketable Equity Securities

        At December 31, 2009, our investment in marketable equity securities consisted of approximately 5.0 million shares of Terra Industries Inc. common stock, which we acquired through open market purchases in the third quarter of 2009. These shares were classified as noncurrent available-for-sale securities. The fair value of the securities was based on the daily quoted market price. These shares were sold in the first quarter of 2010 at a pre-tax gain of $28.3 million. For additional information, see Note 14—Other Non-Operating-Net.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

        The following table provides a reconciliation of changes in our consolidated balance sheets for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of our investments in auction rate securities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Investments in auction rate securities
(in millions)
Fair value, January 1, 2010	$133.9
Sales and redemptions	(28.0)
Unrealized loss included in other comprehensive income	(3.1)

Fair value, December 31, 2010	$102.8

CF INDUSTRIES HOLDINGS, INC.

9.     Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Earnings available to common shareholders:
Net earnings attributable to common stockholders	$349.2	$365.6	$684.6

Basic earnings per common share:
Weighted average common shares outstanding	64.7	48.5	55.4

Net earnings attributable to common stockholders	$5.40	$7.54	$12.35

Diluted earnings per common share:
Weighted average common shares outstanding	64.7	48.5	55.4
Dilutive common shares:
Stock options	0.7	0.7	1.0

Diluted weighted average shares outstanding	65.4	49.2	56.4

Net earnings attributable to common stockholders	$5.34	$7.42	$12.13

10.   Pension and Other Postretirement Benefits

        We maintain four funded defined benefit pension plans; a U.S. plan and a Canadian plan for CF Industries and certain subsidiaries, and a U.S. plan and a Canadian plan for the Terra entities acquired in 2010. Three of the four plans are closed to new employees. We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location.

CF INDUSTRIES HOLDINGS, INC.

        Plan assets, benefit obligations, funded status and amounts recognized in the consolidated balance sheets for our U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2010	2009	2010	2009
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$233.5	$181.6	$—	$—
Acquisition of Terra plans	306.2	—	—	—
Return on plan assets	65.7	36.0	—	—
Funding contributions	12.9	22.3	—	—
Benefit payments	(23.7)	(9.7)	—	—
Foreign currency translation	1.8	3.3	—	—

Fair value of plan assets December 31	596.4	233.5	—	—

Change in benefit obligation
Benefit obligation at January 1	(276.0)	(247.2)	(42.4)	(37.2)
Acquisition of Terra plans	(323.4)	—	(26.8)	—
Service cost	(9.7)	(6.3)	(2.1)	(1.8)
Interest cost	(30.9)	(16.0)	(3.4)	(2.5)
Benefit payments	23.7	9.7	3.2	1.1
Foreign currency translation	(2.3)	(3.7)	(0.1)	(0.2)
Change in assumptions and other	(62.6)	(12.5)	(12.2)	(1.8)

Benefit obligation at December 31	(681.2)	(276.0)	(83.8)	(42.4)

Funded status as of year end	$(84.8)	$(42.5)	$(83.8)	$(42.4)

        In the table above, the line titled "Change in assumptions and other" reflects the impact of changes in discount rates and other assumptions such as rates of retirement and mortality.

        Information regarding the benefit obligation and fair value of plan assets by pension plan follows:

	CF U.S. Plan	CF Canadian Plan	Terra U.S. Plan	Terra Canadian Plan	Consolidated
	(in millions)
December 31, 2010:
Fair value of plan assets	$233.7	$31.7	$268.0	$63.0	$596.4
Benefit obligation	(287.3)	(40.3)	(291.8)	(61.8)	(681.2)
Accumulated benefit obligation	(248.7)	(32.9)	(279.7)	(57.6)	(618.9)
December 31, 2009:
Fair value of plan assets	$207.5	$26.0	$—	$—	$233.5
Benefit obligation	(245.9)	(30.1)	—	—	(276.0)
Accumulated benefit obligation	(214.4)	(24.6)	—	—	(239.0)

CF INDUSTRIES HOLDINGS, INC.

        Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)
Other noncurrent asset	$1.2	$—	$—	$—
Accrued expenses	—	—	(4.5)	(2.2)
Other noncurrent liability	(86.0)	(42.5)	(79.3)	(40.2)

	$(84.8)	$(42.5)	$(83.8)	$(42.4)

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2010	2009	2010	2009
	(in millions)
Transition obligation	$—	$—	$0.7	$1.0
Prior service cost	0.3	0.3	0.1	0.1
Net actuarial loss	96.7	71.4	18.9	7.0

	$97.0	$71.7	$19.7	$8.1

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2010	2009	2008	2010	2009	2008
			(in millions)
Service cost for benefits earned during the period	$9.7	$6.3	$6.5	$2.1	$1.8	$2.2
Interest cost on projected benefit obligation	30.9	16.0	14.3	3.4	2.5	2.1
Expected return on plan assets	(31.4)	(16.0)	(16.1)	—	—	—
Amortization of transition obligation	—	—	—	0.4	0.3	0.3
Amortization of prior service cost	0.2	0.1	0.1	—	—	—
Amortization of actuarial loss	3.3	1.4	0.6	0.2	0.3	0.3

Net periodic benefit cost	12.7	7.8	5.4	6.1	4.9	4.9

Net actuarial (gain) loss	28.6	(6.6)	54.1	12.1	1.8	2.4
Transition obligation	—	—	—	—	—	(0.1)
Amortization of transition obligation	—	—	—	(0.3)	(0.3)	(0.3)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss	(3.3)	(1.4)	(0.6)	(0.2)	(0.3)	(0.3)

Total recognized in accumulated other comprehensive loss	25.2	(8.1)	53.4	11.6	1.2	1.7

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$37.9	$(0.3)	$58.8	$17.7	$6.1	$6.6

CF INDUSTRIES HOLDINGS, INC.

        Amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Plans	Retiree Medical
	(in millions)
Net transition obligation	$—	$0.4
Prior service cost	0.1	—
Net actuarial loss	5.9	0.5

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our consolidated pension funding contributions for 2011 are estimated to be approximately $21.6 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        The expected future pension and retiree medical benefit payments are as follows:

	Pension benefit	Retiree medical
	(in millions)
2011	$31.5	$4.4
2012	33.4	4.7
2013	35.3	5.2
2014	37.3	5.7
2015	39.2	6.2
5 years thereafter	227.9	35.8

        The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2010	2009	2008	2010	2009	2008
Weighted average discount rate—obligation	5.4%	6.2%	6.6%	5.1%	5.8%	6.5%
Weighted average discount rate—expense	6.0%	6.6%	6.0%	5.6%	6.5%	6.0%
Weighted average rate of increase in future compensation	4.2%	5.0%	4.9%	n/a	n/a	n/a
Weighted average expected long-term rate of return on assets—expense	6.6%	7.0%	7.3%	n/a	n/a	n/a

        The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (Aa rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation.

        The expected long-term rate of return on assets is based on analyses of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2011, our weighted average expected long-term rate of return on assets is 6.1%.

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2010 is 9.0% grading down to 5.0% in 2018 and thereafter. At December 31, 2009, the trend rate was 7.0%, grading down to 6.0% in 2012 and thereafter. A

CF INDUSTRIES HOLDINGS, INC.

one-percentage point change in the assumed health care cost trend rate at December 31, 2010 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2010	14%	(12)%
Benefit obligation at December 31, 2010	11%	(9)%

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

        The current target asset allocation for the CF U.S. plan is 25% equity and 75% non-equity, and for the Terra U.S. plan is 15% equity and 85% non-equity, which have been determined based on analysis of actual historical rates of return and plan needs and circumstances. The equity investments are tailored to exceed the growth of the benefit obligation and are a combination of U.S. and non-U.S. total stock market index mutual funds. The non-equity investments consist primarily of investments in debt securities and money market instruments that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status. This structure is achieved through the use of managed mutual funds and individual securities.

        The current target asset allocation for the CF Canadian plan is 60% equity and 40% non-equity, and for the Terra Canadian plan is 25% equity and 75% non-equity. The equity investments are actively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality actively managed portfolios that diversify assets across economic sectors, countries and maturity spectrums. This structure is achieved through the use of managed mutual funds.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of our U.S. and Canadian pension plan assets at December 31, 2010 and December 31, 2009, by major asset class are as follows:

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$19.7	$19.7	$—	$—
Equity mutual funds
Index equity(2)	124.8	124.8	—	—
Pooled equity(3)	35.1	—	35.1	—
Fixed income
U.S. Treasury bonds & notes(4)	7.0	7.0	—	—
Mutual funds(5)	192.7	134.0	58.7	—
Corporate bonds & notes(6)	167.8	—	167.8	—
Government & agency securities(7)	63.2	15.6	47.6	—
Other(8)	7.5	—	7.5	—

Total assets at fair value	$617.8	$301.1	$316.7	$—

Accruals and payables—net	(21.4)

Total assets	$596.4

	December 31, 2009
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$1.3	$1.3	$—	$—
Index equity funds(9)	105.8	90.2	15.6	—
Pooled equity funds(3)	15.6	—	15.6	—
Fixed income funds(5)	110.1	99.9	10.2	—

Total assets at fair value	232.8	$191.4	$41.4	$—

Receivables	0.7

Total assets	$233.5

(1)
Cash and cash equivalents are primarily short-term money market funds and are classified as Level 1 assets.

(2)
The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active market, which represent the net asset values of the shares held by the plan and are classified as Level 1 investments.

(3)
The pooled equity funds consist of actively managed pooled funds that invest in common stock and other equity securities that are traded on U.S., Canadian and foreign markets. These funds are valued using net asset values (NAV) as determined by the fund manager, which are based on the

CF INDUSTRIES HOLDINGS, INC.

  value of the underlying net assets of the fund. Although the NAV is not based on quoted market prices in an active market, it is based on observable market data and therefore the funds are categorized as Level 2 investments.

(4)
U.S. Treasury bonds and notes are valued based on quoted market prices in an active market and are classified as Level 1 investments.

(5)
The fixed income mutual funds are actively managed bond funds that invest in investment-grade corporate debt, various governmental debt obligations and mortgage-backed securities with varying maturities. They are classified as Level 1 if there are quoted market prices in an active market and Level 2 if valued using NAV as determined by the fund manager.

(6)
Corporate bonds and notes are traded and private placement securities valued by institutional bond pricing services which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models. These securities are classified as Level 2.

(7)
Government and agency securities consist of U.S. Federal and other government and agency debt securities which are classified primarily as Level 2 securities. Certain agency bonds are valued based on quoted market prices in active markets and are therefore classified as Level 1.

(8)
Other includes primarily asset backed securities and certain zero coupon bonds which are valued through pricing models of reputable third party sources based on market data and are classified as Level 2 investments.

(9)
Index equity funds at December 31, 2009 consisted of a mutual fund classified as Level 1 and a common collective trust classified as Level 2 that utilize a passively managed approach designed to track specific equity indices.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $12.7 million, $10.9 million, and $6.8 million to the plans in 2010, 2009 and 2008, respectively.

        We maintain an Annual Incentive Plan. The aggregate award under the plan is based on pre-determined targets for individually weighted performance metrics involving adjusted earnings before interest, taxes, depreciation and amortization and the attainment of specified synergy objectives. Awards are accrued during the year and paid in the first quarter of the subsequent year. Through 2010, we also had an incentive plan for legacy Terra employees. We recognized expense of $16.5 million, $5.0 million and $9.7 million for these plans in 2010, 2009 and 2008, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $2.4 million and $17.1 million at December 31, 2010 and $1.3 million and $6.7 million at December 31, 2009, respectively. We recognized expense for these plans of $1.5 million, $1.3 million and $1.5 million in 2010, 2009 and 2008, respectively.

CF INDUSTRIES HOLDINGS, INC.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Business combination costs	$144.6	$53.4	$—
Peru project development costs	5.8	35.9	—
Bartow costs	6.5	2.6	9.2
Other	9.8	4.8	(4.7)

	$166.7	$96.7	$4.5

        Business combination costs include expenses associated with the Terra acquisition, including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. See Note 4—Terra Acquisition, for additional discussion of these events.

        Bartow costs consist of provisions for AROs and site maintenance costs at this closed facility. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack and cooling pond, and water treatment costs. For additional information on our AROs, see Note 15—Asset Retirement Obligations.

        Other includes gains and losses on fixed asset disposals and litigation costs and recoveries.

12.   Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Interest on borrowings	$114.8	$0.1	$0.2
Fees on financing agreements	114.2	1.2	1.2
Interest capitalized and other	(7.7)	0.2	0.2

	$221.3	$1.5	$1.6

        The fees on financing agreements for the year ended December 31, 2010, includes $85.9 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 25—Financing Agreements, for additional information.

CF INDUSTRIES HOLDINGS, INC.

13.   Interest Income

        Details of interest income are as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Interest on cash, cash equivalents and investments	$(1.3)	$(2.7)	$(25.3)
Finance charges and other	(0.2)	(1.8)	(0.8)

	$(1.5)	$(4.5)	$(26.1)

14.   Other Non-Operating—Net

	Year ended December 31,
	2010	2009	2008
	(in millions)
Gain on sale of marketable equity securities	$(28.3)	$(11.9)	$—
Dividend income and other	(0.5)	(0.9)	(0.7)

	$(28.8)	$(12.8)	$(0.7)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock and realized a pre-tax gain of $28.3 million. In December 2009, we sold 2.0 million shares of Terra common stock and realized a pre-tax gain of $11.9 million. These investments in and subsequent dispositions of Terra common shares had been made prior to our acquisition of Terra in April of 2010.

15.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

CF INDUSTRIES HOLDINGS, INC.

        The balances of AROs and changes thereto are summarized below. AROs are reported in other noncurrent liabilities and accrued expenses in our consolidated balance sheets.

	Phospho- gypsum Stack Costs	Mine Reclamation Costs	Other AROs	Total
		(in millions)
Obligation at December 31, 2007	$50.3	$31.1	$8.0	$89.4
Accretion expense	3.8	2.4	0.3	6.5
Liabilities incurred	—	2.8	—	2.8
Expenditures	(6.2)	(1.0)	(1.6)	(8.8)
Change in estimate	4.9	6.5	(0.6)	10.8

Obligation at December 31, 2008	52.8	41.8	6.1	100.7
Accretion expense	3.9	3.2	0.4	7.5
Liabilities incurred	—	1.7	—	1.7
Expenditures	(4.4)	(1.5)	(0.1)	(6.0)
Change in estimate	(0.8)	0.9	(0.3)	(0.2)

Obligation at December 31, 2009	51.5	46.1	6.1	103.7
Accretion expense	3.9	4.5	0.3	8.7
Liabilities incurred	—	1.0	—	1.0
Expenditures	(5.5)	(3.2)	—	(8.7)
Change in estimate	2.2	12.9	—	15.1

Obligation at December 31, 2010	$52.1	$61.3	$6.4	$119.8

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines.

        Our liability for phosphogypsum stack costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow cooling pond are estimated to occur through 2016. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2033 to 2037 time frame and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional AROs may be incurred in the future.

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

        The $15.1 million change in estimate in 2010 relates primarily to a change in the reclamation plan at our Hardee County, FL phosphate rock mine that resulted from changes in cost, scope and timing of reclamation activities. Of this amount, $9.2 million was recorded as an increase in property, plant and equipment and $5.9 million was charged to earnings.

CF INDUSTRIES HOLDINGS, INC.

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarters of 2010 and 2009, we made annual contributions of $3.7 million and $7.5 million, respectively, to an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems. We do not anticipate that a contribution to this escrow account will be required in 2011.

        In the third quarter of 2010, we entered into a Consent Decree with the U.S. EPA and the FDEP (Plant City Consent Decree) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). The Plant City Consent Decree became effective on September 28, 2010. In addition to requirements to pay certain penalties, modify certain operating practices, and undertake certain capital improvement projects, the Plant City Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. We have initially provided financial assurance beyond the Company's current obligations under Florida law by funding a trust, although the required funding may be reduced if the Company meets certain financial metrics in the future. In the fourth quarter of 2010, we deposited approximately $54.8 million into the trust and transferred approximately $26.9 million from our existing escrow account described above, resulting in a total deposit into the trust of approximately $81.7 million. This sum is fifty percent (50%) of the current closure and long term care cost for the phosphogypsum stack system as estimated under the Plant City Consent Decree. We must fund the remaining 50% of the estimated closure and long term care costs in 2011 and 2012, resulting in contributions currently estimated at $40.9 million in each year. Additional funding may be required in the future if the estimate of total closure and maintenance costs increases.

        Prior to the Plant City Consent Decree, the Company's financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. With the entry of the Plant City Consent Decree described above, the Company effectively is required to fund the greater of the requirements under the Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, and monitoring costs for the phosphogypsum stack system at our Bartow phosphate complex.

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2010 dollars is $40.0 million. We have not recorded a liability for these conditional AROs at December 31, 2010 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

CF INDUSTRIES HOLDINGS, INC.

16.   Income Taxes

        The components of earnings before income taxes and equity in earnings (loss) of non-operating affiliates are as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$677.3	$613.5	$1,059.1
Non-U.S.	10.4	82.1	116.3

	$687.7	$695.6	$1,175.4

        The components of the income tax provision are as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Current
Federal	$141.7	$171.6	$304.5
Foreign	8.6	8.6	6.3
State	34.8	20.2	40.9

	185.1	200.4	351.7

Deferred
Federal	79.8	38.4	23.6
Foreign	(5.1)	(0.1)	—
State	13.9	7.3	2.8

	88.6	45.6	26.4

Income tax provision	$273.7	$246.0	$378.1

CF INDUSTRIES HOLDINGS, INC.

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2010		2009		2008
	(in millions, except percentages)
Earnings before income taxes and equity in earnings/(loss) of non-operating affiliates	$687.7		$695.6		$1,175.4

Expected tax at U.S. statutory rate	240.7	35.0%	243.5	35.0%	411.4	35.0%
State income taxes, net of federal	31.6	4.6%	17.8	2.6%	28.6	2.4%
Income of the noncontrolling interest	(32.0)	(4.7)%	(29.0)	(4.2)%	(40.9)	(3.5)%
Difference in tax rates on foreign earnings	(19.6)	(2.8)%	—	—	—	—
Non-deductible items	0.9	0.1%	0.8	0.1%	(0.3)	—
Tax exempt income	(0.3)	0.0%	(0.5)	(0.1)%	(3.8)	(0.3)%
U.S. manufacturing profits deduction	(10.7)	(1.6)%	(9.2)	(1.3)%	(17.7)	(1.5)%
Non-deductible transaction costs	47.8	7.0%	10.9	1.6%	—	—
Non-deductible capital costs	2.0	0.3%	12.5	1.8%	—	—
Valuation allowance	12.0	1.7%	—	—	—	—
Other	1.3	0.2	(0.8)	(0.1)%	0.8	0.1%

Income tax at effective rate	$273.7	39.8%	$246.0	35.4%	$378.1	32.2%

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$99.7	$99.7
Other net operating loss carryforwards	39.6	—
Retirement and other employee benefits	84.2	46.1
Asset retirement obligations	22.6	22.0
Unrealized loss on investments	2.9	1.7
Other	25.6	16.1

	274.6	185.6
Valuation allowance	(139.3)	(99.7)

	135.3	85.9

Deferred tax liabilities
Depreciation and amortization	(1,068.6)	(93.4)
Foreign earnings	(55.7)	—
Deferred patronage from CFL	(52.8)	(59.5)
Depletable mineral properties	(47.6)	(45.2)
Unrealized gain on hedging derivatives	(1.3)	(1.1)
Other	(29.1)	(7.6)

	(1,255.1)	(206.8)

Net deferred tax liabilities	(1,119.8)	(120.9)
Less amount in current liabilities	(38.6)	(52.6)

Noncurrent liabilities	$(1,081.2)	$(68.3)

        As of December 31, 2010, the Company has recorded a deferred tax liability of $55.7 million which reflects the additional U.S. and foreign income taxes which would be due upon the repatriation of approximately $550.6 million of investment in its non-U.S. subsidiaries and corporate joint ventures which is considered to not be permanently reinvested. Deferred income taxes have not been provided on the remainder of the Company's investment in its non-U.S. subsidiaries and corporate joint ventures, as it is considered to be indefinitely reinvested outside of the U.S. If this investment is realized as the result of distributions or otherwise, the Company will be subject to additional U.S. and foreign income taxes. However, it is not practicable to estimate the amount of such taxes.

        Uncertain Tax Positions—The Company files federal, provincial, state and local income tax returns principally in the United States and Canada. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2000 and thereafter and by Canadian tax jurisdictions for years 2003 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009
	(in millions)
Unrecognized tax benefits:
Beginning balance	$89.1	$74.6
Additions resulting from the Terra acquisition	29.0	—
Additions for tax positions taken during the current year	5.1	14.5

Ending balance	$123.2	$89.1

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

        In the years ended December 31, 2010, 2009 and 2008, we took tax return positions utilizing a portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $4.5 million, $14.2 million and $73.2 million, respectively. The amount of these unrecognized tax benefits at December 31, 2010 which, if recognized, would affect our effective tax rate, is $29.1 million. The remainder of the unrecognized tax benefits, if received, will be payable to the pre-IPO owners under the NOL Agreement. We believe that it is reasonably possible that the amounts of unrecognized tax benefits related to the utilization of the NOLs may change significantly within the next twelve months as a result of the review of amended income tax returns by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible decrease cannot be made. Based upon the tax return positions taken in the years 2008 through 2010, the patronage-sourced NOL has been fully utilized.

        The Company also has unrecognized tax benefits as the result of the Terra acquisition in the amount of $29.3 million. Our effective tax rate would be affected by $25.3 million if these unrecognized tax benefits were to ultimately be recognized. We believe that it is reasonably possible that the amounts of unrecognized tax benefits may change significantly within the next twelve months as a result of the review by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible decrease cannot be made.

        Valuation Allowance—A foreign subsidiary of the Company has net operating loss carryovers of $114.3 million that are indefinitely available in the foreign jurisdiction. As the future realization of these losses is not anticipated, a valuation allowance of $32.0 has been recorded. Of this amount, $20.0 million was recorded as a valuation allowance by Terra in periods prior to the acquisition and $12.0 million was recorded in the year ended December 31, 2010. The Company has other net operating losses in foreign and state tax jurisdictions for which realization is also not anticipated. A valuation allowance of $7.6 million was recorded by Terra in periods prior to the acquisition for these net operating losses.

        Interest expense of $2.8 million was recognized in the year ended December 31, 2010 related to income tax assessments. No interest expense was recognized for the years ended December 31, 2009 and 2008.

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

CF INDUSTRIES HOLDINGS, INC.

17.   Accounts Receivable

        Accounts receivable consists of the following:

	December 31,
	2010	2009
	(in millions)
Trade	$236.2	$163.3
Other	2.7	4.1

	$238.9	$167.4

        Trade accounts receivable includes amounts due from related parties. For additional information, see Note 34—Related Party Transactions and Note 20—Equity Method Investments.

18.   Inventories—Net

        Inventories consist of the following:

	December 31,
	2010	2009
	(in millions)
Fertilizer	$207.5	$157.3
Raw materials, spare parts and supplies	62.8	50.5

	$270.3	$207.8

19.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2010	2009
	(in millions)
Prepaid expenses	$13.1	$5.3
Unrealized gains on natural gas derivatives	6.6	3.8
Assets held for sale	5.7	—
Margin deposits	6.0	0.9
Product exchanges	—	1.1

	$31.4	$11.1

        In February 2011, we sold four dry product warehouses to GROWMARK, Inc. These assets were classified as held for sale at December 31, 2010. For additional information, see Note 34—Related Party Transactions. Margin deposits represent primarily cash collateral on deposit with counterparties related to natural gas and derivative contracts. For additional information, see Note 28—Derivative Financial Instruments.

CF INDUSTRIES HOLDINGS, INC.

        Other current liabilities consist of the following:

	December 31,
	2010	2009
	(in millions)
Unrealized losses on natural gas derivatives	$3.5	$0.9
Product exchanges	6.7	2.2

	$10.2	$3.1

20.   Equity Method Investments

        Equity method investments consist of the following:

	December 31,
	2010	2009
	(in millions)
Operating equity method investments	$421.7	$—
Non-operating equity method investments	555.4	45.6

Investments in and advances to affiliates	$977.1	$45.6

Operating Equity Method Investments

        As a result of our April 2010 acquisition of Terra, we have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

        The combined results of operations and financial position for our operating equity method investments since April 2010, are summarized below:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Condensed statement of operations information:
Net sales	$172.6	$—	$—

Net earnings	$52.3	$—	$—

Equity in earnings of operating affiliates	$10.6	$—	$—

	December 31,
	2010	2009
	(in millions)
Condensed balance sheet information:
Current assets	$120.6	$—
Long-term assets	147.4	—

Total assets	$268.0	$—

Current liabilities	$33.0	$—
Long-term liabilities	26.0	—
Equity	209.0	—

Total liabilities and equity	$268.0	$—

CF INDUSTRIES HOLDINGS, INC.

        The carrying value of these investments at December 31, 2010 was $421.7 million and exceeded our share of the affiliates' book value by $317.3 million. The excess is primarily attributable to the revaluation of fixed assets, the value of an exclusive natural gas contract and goodwill. The increased basis for fixed assets and the gas contract are being depreciated over a period of approximately 23 years and 13 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in earnings reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Since the date of our merger with Terra, we have purchased approximately $92.1 million worth of ammonia from PLNL.

        We received $2.2 million in distributions from our operating equity method investments since the date of our merger with Terra. At December 31, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments was not significant.

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

        GrowHow is a joint venture between us (as successor to Terra) and Yara International ASA (Yara). In conjunction with the formation of GrowHow in 2007, the joint venture commenced closure of its Severnside, U.K. facility. Pursuant to the 2007 agreement with Yara, we are responsible for the remediation costs required to prepare the Severnside site for disposal. We estimate that $1 to $2 million of remediation costs remain that will be incurred during 2011.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Condensed statement of operations information:
Net sales	$1,698.8	$825.5	$2,174.7

Net earnings	$77.8	$2.3	$7.5

Equity in earnings (loss) of non-operating affiliates	$26.7	$(1.1)	$4.2

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2010	2009
	(in millions)
Condensed balance sheet information:
Current assets	$454.1	$93.8
Long-term assets	280.5	0.5

Total assets	$734.6	$94.3

Current liabilities	$374.6	$42.7
Long-term liabilities	117.6	17.3
Equity	242.4	34.3

Total liabilities and equity	$734.6	$94.3

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At both December 31, 2010 and December 31, 2009, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the twelve months ended December 31, 2010 and 2009, we recognized interest income on advances to Keytrade of $0.2 million and $0.2 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at December 31, 2010 was $543.0 million, which exceeded our share of the affiliates' book value by $421.8 million. The excess is attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of fixed assets, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being depreciated over periods ranging from 3 to 15 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At December 31, 2010, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $33.9 million.

21.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2010	2009
	(in millions)
Land	$60.5	$36.5
Mineral properties	200.7	196.7
Manufacturing plants and equipment	5,297.2	2,141.7
Distribution facilities and other	221.3	228.3
Construction in progress	298.4	117.9

	6,078.1	2,721.1
Less: Accumulated depreciation, depletion and amortization	2,152.5	1,927.3

	$3,925.6	$793.8

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred

CF INDUSTRIES HOLDINGS, INC.

and are included in the table above in the line entitled, "Manufacturing plants and equipment." The following is a summary of plant turnaround activity for 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Net capitalized turnaround costs at beginning of the year	$57.4	$40.6	$47.7
Additions	34.4	41.8	18.8
Depreciation	(26.1)	(26.4)	(23.8)
Effect of exchange rate changes	1.1	1.4	(2.1)

Net capitalized turnaround costs at end of the year	$66.8	$57.4	$40.6

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

22.   Other Assets

        Other assets consist of the following:

	December 31,
	2010	2009
	(in millions)
Deferred financing agreement fees	$76.5	$1.0
Spare parts	69.3	26.9
Intangible assets—net	57.2	—
Nonqualified employee benefit trusts	20.6	8.6
Other	7.3	4.4

	$230.9	$40.9

        As a result of the Terra acquisition, we have intangible assets that amounted to $57.2 million, net of amortization, at December 31, 2010. See Note 6—Goodwill and Other Intangible Assets, for additional information.

        Deferred financing agreement fees include amounts associated with the financing we entered into as a result of the Terra acquisition. See Note 4—Terra Acquisition and Note 25—Financing Agreements, for additional discussion of these events.

CF INDUSTRIES HOLDINGS, INC.

23.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
	(in millions)
Accrued natural gas costs	$100.6	$51.7
Accounts payable	87.9	41.7
Payroll and employee related costs	53.1	21.0
Accrued interest	20.7	—
Asset retirement obligations—current portion	8.1	11.1
Other	50.8	47.0

	$321.2	$172.5

        Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Accrued interest on debt includes interest payable on our outstanding financing issued as part of the Terra acquisition. See Note 4—Terra Acquisition, for further details. Other includes accrued utilities, property taxes, sales incentives and other credits, maintenance and professional services.

24.   Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under the Company's forward sales programs. Such advances typically represent a significant portion of the contract's sales value and are generally collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers.

25.   Financing Agreements

        Long-term debt consisted of the following:

	December 31,
	2010	2009
	(in millions)
Term Loan	$341.1	$—
Unsecured Senior Notes:
6.875% due 2018	800.0	—
7.125% due 2020	800.0	—
7.0% due 2017	13.0	—

	$1,954.1	$—
Less: Current portion	—	—

Net long-term debt	$1,954.1	$—

CF INDUSTRIES HOLDINGS, INC.

Bridge Loan Agreement

        On April 5, 2010, CF Industries Holdings, Inc. (the Company or CF Holdings), as a guarantor, and CF Industries, Inc. (CF Industries), as borrower, entered into a senior bridge loan agreement (the Bridge Loan Agreement) with Morgan Stanley Senior Funding, Inc. (MSSF) and certain other lenders, which provided for multiple-draw bridge loans (Bridge Loans) of up to $1.75 billion. CF Industries drew Bridge Loan borrowings of $1.75 billion to finance, in part, the acquisition of Terra, including the exchange offer (the Exchange Offer) and the merger (the Merger) described in Note 4—Terra Acquisition; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay associated fees and expenses. The Bridge Loans were repaid in full with proceeds from the issuance of our common stock described in Note 29—Stockholders' Equity and the issuance of CF Industries senior notes described in this Note 25 under "Senior Notes due 2018 and 2020," and we terminated the Bridge Loan Agreement on April 23, 2010.

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

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At December 31, 2010, there was $482.9 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding.

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra, including the Exchange Offer and the Merger; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 25 under "Senior Notes due 2018 and 2020." In 2010, we repaid an aggregate of $650 million of the Term Loan borrowings with cash from operations. At December 31, 2010, the carrying value of the outstanding Term Loans was $341.1 million and the fair value was approximately $347.5 million.

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

CF INDUSTRIES HOLDINGS, INC.

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

        The 2018 Notes bear interest at a rate of 6.875% per annum, payable semiannually on May 1 and November 1, mature on May 1, 2018 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a specified make-whole redemption price.

        The 2020 Notes bear interest at a rate of 7.125% per annum, payable semiannually on May 1 and November 1, mature on May 1, 2020 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at a specified make-whole redemption price.

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

        At December 31, 2010, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.724 billion.

Terra Industries Senior Notes

        In October 2009, Terra issued $600 million of 7.75% Senior Notes due 2019 (2019 Notes). On April 15, 2010, the 2019 Notes were called for redemption in accordance with their terms, and the indenture governing the notes was satisfied and discharged. As a result of redeeming the 2019 Notes, we recorded a $17.0 million loss on extinguishment of debt.

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At December 31, 2010, the carrying value of the 2017 Notes that remain outstanding was $13 million and the fair value was approximately $13.1 million.

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

CF INDUSTRIES HOLDINGS, INC.

26.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments range from one to four years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        Our Deerfield corporate office lease has a ten-year minimum term ending in 2017. This lease contains rent escalations, leasehold incentives and rent holidays that are amortized on a straight-line basis over the construction period and the term of the lease. Other than the corporate office lease, our operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, concessions or unusual provisions.

        Future minimum payments under noncancelable operating leases, barge charters and storage agreements at December 31, 2010 are shown below.

Operating Lease Payments
(in millions)
2011	$66.3
2012	58.2
2013	38.3
2014	22.8
2015	18.2
Thereafter	62.4

$266.2

        Total rent expense for cancelable and noncancelable operating leases was $63.7 million for 2010, $37.2 million for 2009 and $38.1 million for 2008.

27.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2010	2009
	(in millions)
Asset retirement obligations	$119.8	$103.7
Less: Current portion in accrued expenses	8.1	11.1

Noncurrent portion	111.7	92.6
Benefit plans and deferred compensation	189.9	93.1
Tax related liabilities	31.1	1.9
Environmental and related costs	6.5	5.7
Deferred rent	2.9	3.9
Other	1.1	—

	$343.2	$197.2

CF INDUSTRIES HOLDINGS, INC.

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 15—Asset Retirement Obligations). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 10—Pension and Other Postretirement Benefits). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 11—Other Operating—Net).

28.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods of generally less than 18 months. We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under the Forward Pricing Program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our Forward Pricing Program.

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

	Year ended December 31,
	2010	2009	2008
	(in millions)
Realized losses	$(53.2)	$(115.6)	$(26.7)
Unrealized mark-to-market gains (losses)	9.6	87.5	(63.8)

Net derivative losses	$(43.6)	$(28.1)	$(90.5)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	December 31,
	2010	2009
	(in millions)
Unrealized gains in other current assets	$6.6	$3.8
Unrealized losses in other current liabilities	(3.5)	(0.9)

Net unrealized derivative gains	$3.1	$2.9

CF INDUSTRIES HOLDINGS, INC.

        As of December 31, 2010 and December 31, 2009, we had open derivative contracts for 51.8 million MMBtus and 11.0 million MMBtus, respectively, of natural gas. For the year ended December 31, 2010, we used derivatives to cover approximately 58% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from derivative counterparties when predetermined unrealized gain or loss thresholds are exceeded. At December 31, 2010, we had cash collateral of $2.6 million on deposit with derivative counterparties.

        As of December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $0.7 million for which we had no cash collateral on deposit with these counterparties. As of December 31, 2009, we were not in a net liability position with any derivative counterparty and, as a result, we had no cash collateral on deposit related to derivative contracts.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. As of December 31, 2010, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $6.4 million. We control our credit risk through the use of multiple counterparties individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

29.   Stockholders' Equity

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

        Changes in common shares issued and outstanding are as follows:

	Year ended December 31,
	2010	2009	2008
Beginning balance	48,569,985	48,391,584	56,245,418
Exercise of stock options	187,599	164,200	610,865
Issuance of restricted stock	58,275	19,031	25,698
Forfeiture of restricted stock	(13,380)	(4,830)	(11,020)
Issuance for Terra acquisition	9,543,356	—	—
Issuance for equity offering	12,921,350	—	—
Cancelation of treasury stock	—	—	(8,479,377)

Ending balance	71,267,185	48,569,985	48,391,584

Dividend Restrictions

        Our ability to pay dividends on our common stock is limited by restrictions contained in our Credit Agreement. Dividends are a type of restricted payment that is subject to an annual limit on combined amounts of capital expenditures, certain investments including acquisitions, and restricted payments.

CF INDUSTRIES HOLDINGS, INC.

However, dividend restrictions decline as cumulative retained cash flow, as defined in the agreement, exceeds certain thresholds.

Stockholder Rights Plan

        We have adopted a stockholder rights plan (the Rights Plan). The existence of the rights and the Rights Plan is intended to deter coercive or partial offers which may not provide fair value to all stockholders and to enhance our ability to represent all of our stockholders and thereby maximize stockholder value.

        Under the Rights Plan, each share of common stock has attached to it one right. Each right entitles the holder to purchase one one-thousandth of a share of a series of our preferred stock designated as Series A junior participating preferred stock at an exercise price of $90, subject to adjustment. Rights will only be exercisable under limited circumstances specified in the rights agreement when there has been a distribution of the rights and such rights are no longer redeemable by us. A distribution of the rights would occur upon the earlier of (i) 10 business days following a public announcement that any person or group has acquired beneficial ownership of 15% or more (or, in the case of certain institutional and other investors, 20% or more) of the outstanding shares of our common stock, other than as a result of repurchases of stock by us; or (ii) 10 business days, or such later date as our Board of Directors may determine, after the date of the commencement of a tender offer or exchange offer that would result in any person, group or related persons acquiring beneficial ownership of 15% or more (or, in the case of certain institutional and other investors, 20% or more) of the outstanding shares of our common stock. The rights will expire at 5:00 P.M. (New York City time) on July 21, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by us.

        If any person or group acquires shares representing 15% or more (or, in the case of certain institutional and other investors, 20% or more) of the outstanding shares of our common stock, the rights will entitle a holder, other than such person, any member of such group or related person, all of whose rights will be null and void, to acquire a number of additional shares of our common stock having a market value of twice the exercise price of each right. If we are involved in a merger or other business combination transaction, each right will entitle its holder to purchase, at the right's then-current exercise price, a number of shares of the acquiring or surviving company's common stock having a market value at that time of twice the right's exercise price.

        The description and terms of the rights are set forth in a Rights Agreement dated as of July 21, 2005, between us and The Bank of New York, as amended by the First Amendment to the Rights Agreement, dated as of August 31, 2010, between us and Mellon Investor Services, LLC (as successor to the Bank of New York), as Rights Agent.

Preferred Stock

        We are authorized to issue 50 million shares of $0.01 par value preferred stock. Our amended and restated certificate of incorporation authorizes our Board of Directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. In connection with our Rights Plan, 500,000 shares of preferred stock have been designated as Series A junior participating preferred stock. No shares of preferred stock have been issued.

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
		(in millions)
Balance at December 31, 2007	$1.0	$0.5	$(22.7)	$(21.2)
Unrealized (loss)	—	(23.1)	—	(23.1)
Reclassification to earnings	—	(0.5)	2.0	1.5
(Loss) arising during the period	—	—	(57.2)	(57.2)
Deferred taxes and other	(5.4)	9.1	21.1	24.8

Balance at December 31, 2008	(4.4)	(14.0)	(56.8)	(75.2)
Unrealized gain	—	38.7	—	38.7
Reclassification to earnings	—	(0.2)	3.2	3.0
Gain arising during the period	—	—	3.9	3.9
Deferred taxes and other	4.0	(14.8)	(2.8)	(13.6)

Balance at December 31, 2009	(0.4)	9.7	(52.5)	(43.2)
Unrealized (loss)	—	(2.5)	—	(2.5)
Reclassification to earnings	—	(21.2)	6.6	(14.6)
(Loss) arising during the period	—	—	(35.5)	(35.5)
Deferred taxes and other	22.8	9.1	10.6	42.5

Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)

        The $21.2 million unrealized gain on securities reclassified to earnings in 2010 pertains to the holding gain on our investment in marketable equity securities that was realized in the first quarter of 2010. For additional information, see Note 14—Other Non-Operating—Net.

        The $38.7 million unrealized gain on securities in 2009 consists primarily of a reduction in the unrealized loss on our auction rate securities during the period and a net unrealized holding gain on our investment in marketable equity securities. See Note 8—Fair Value Measurements, for additional information on our investments in auction rate securities and investment in marketable equity securities.

        The $23.1 million unrealized loss on securities in 2008 relates primarily to the unrealized holding loss on our auction rate securities.

CF INDUSTRIES HOLDINGS, INC.

30.   Stock-Based Compensation

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

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under the 2005 Plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At December 31, 2010, we had 3.4 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

Stock Options

        Under the Plan, we granted to plan participants nonqualified options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of the options is ten years and generally one-third of the options vest on each of the first three anniversaries of the date of grant.

        The fair value of each stock option award is estimated using the Black-Scholes option valuation model. Key assumptions used and resulting grant date fair values are shown in the following table.

	2010	2009	2008
Assumptions:
Weighted-average expected volatility	52%	54%	58%
Expected term of stock options	5-6 Years	4-5 Years	5 Years
Risk-free interest rate	1.5-2.0%	2.3-2.9%	1.5%-3.3%
Weighted-average expected dividend yield	0.5%	0.5%	0.3%
Weighted-average grant date fair value per share of options granted	$35.04	$37.24	$61.59

        The expected volatility of our stock options is based on the combination of the historical volatility of our stock and implied volatilities of exchange traded options on our stock. The expected term of options is estimated based on our historical exercise experience, post vesting employment termination behavior and the contractual term. The risk-free interest rate is based on the U.S. Treasury Strip yield curve in effect at the time of grant for the expected term of the options.

CF INDUSTRIES HOLDINGS, INC.

        A summary of stock option activity under the plan at December 31, 2010 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	1,742,278	$30.88
Granted	221,400	79.10
Exercised	(187,599)	26.44
Expired	(6,053)	125.33
Forfeited	(32,964)	85.47

Outstanding at December 31, 2010	1,737,062	36.14

Exercisable at December 31, 2010	1,421,468	25.57

        Selected amounts pertaining to stock option exercises are as follows:

	2010	2009	2008
	(in millions)
Cash received from stock option exercises	$5.0	$3.2	$10.1
Actual tax benefit realized from stock option exercises	$6.2	$3.7	$25.3
Pre-tax intrinsic value of stock options exercised	$16.7	$9.8	$69.2

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	1,186,775	4.8	$15.83	$141.6	1,186,775	4.8	$15.83	$141.6
$ 20.01 - $100.00	467,430	8.5	71.90	29.6	178,231	7.1	58.79	13.6
$100.01 - $125.33	82,857	7.6	125.33	0.8	56,462	7.6	125.33	0.6

	1,737,062	5.9	36.14	$172.0	1,421,468	5.2	25.57	$155.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $135.15 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

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

CF INDUSTRIES HOLDINGS, INC.

        A summary of restricted stock activity under the plan at December 31, 2010 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2010	95,106	$77.38
Granted	68,552	76.45
Restrictions lapsed (vested)	(40,676)	53.70
Forfeited	(13,380)	86.63

Outstanding at December 31, 2010	109,602	84.46

        The weighted-average grant date fair value of restricted stock granted in 2010, 2009 and 2008 are shown below.

	2010	2009	2008
Weighted-average grant date fair value per share of restricted stock granted	$76.45	$79.53	$121.17

        Selected amounts pertaining to restricted stock that vested are as follows:

	2010	2009	2008
	(in millions)
Actual tax benefit realized from restricted stock vested	$1.2	$2.0	$0.9
Fair value of restricted stock vested	$3.4	$7.1	$1.7

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2010	2009	2008
	(in millions)
Stock-based compensation expense	$7.9	$6.6	$8.3
Income tax benefit	(2.9)	(2.4)	(3.1)

Stock-based compensation expense, net of income taxes	$5.0	$4.2	$5.2

        Unrecognized compensation cost as of December 31, 2010 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$9.5	$5.2
Weighted-average period over which expense will be recognized	2.1 years	2.0 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2010 and 2009 totaled $5.8 million and $4.6 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

31.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Cash paid during the year
Interest	$276.2	$1.0	$1.2
Income taxes—net of refunds	95.5	198.0	342.3

32.   Contingencies

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

Environmental

Florida Environmental Matters

Clean Air Act Investigation.

        On March 19, 2007, the Company received a letter from the U.S. Environmental Protection Agency (EPA) under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review, New Source Performance Standards, and National Emission Standards for Hazardous Air Pollutants at the Plant City facility. The Company provided the requested information to the EPA in late 2007. The EPA initiated this same process in relation to numerous other sulfuric acid plants and phosphoric acid plants throughout the nation, including other facilities in Florida.

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company has had an initial meeting with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

EPCRA/CERCLA Investigation.

        Pursuant to a letter from the U.S. Department of Justice (DOJ) dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, Inc., the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided information in response to the agency's inquiry on May 14 and May 29, 2009.

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

Challenge to Federal Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for lakes and inland flowing waters on November 14, 2010, which criteria will become effective March 6, 2012. The EPA intends to propose numeric nutrient criteria for coastal and estuarine waters in 2011 and finalize such criteria in 2012. The final numeric water quality criteria for lakes and inland flowing waters are substantially lower than water quality criteria that have been developed and applied in Florida on a case-by-case basis. CF Industries, along with the State of Florida, local wastewater utilities, other industrial entities (including other fertilizer manufacturers) and environmental groups, have filed suit in Federal district court in Florida challenging the regulation.

        If the EPA's numeric nutrient criteria regulation is upheld, we could be subject to more stringent waste water discharge limits for our mining, manufacturing and distribution operations in Florida. The specific limits imposed on wastewater discharges from our facilities will depend not only on the adopted criteria but also specific permit conditions to be developed that are consistent with these criteria. More stringent limits could increase our costs and/or limit our operations and, therefore, could have a material adverse affect on our business, financial condition and results of operations.

Louisiana Environmental Matters

Clean Air Act—Section 185 Fee.

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the

CF INDUSTRIES HOLDINGS, INC.

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

Terra Environmental Matters

Nitric Acid Consent Decree

        In October 2007, a request for information was received from the U.S. EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at Terra's other nitric acid plants. Negotiations with the EPA have been ongoing since May 2008, and an agreement in principle has been reached with the EPA to resolve this matter. On February 11, 2011, we executed a consent decree that if finalized, will require the Company to achieve compliance with significantly lower nitrogen oxide emission standards. We project that compliance with these emission limits will require new or upgraded selective catalytic reduction systems

CF INDUSTRIES HOLDINGS, INC.

and continuous emission monitors at an estimated capital cost of approximately $15.0 million. The consent decree has yet to be executed by representatives of the U.S. Department of Justice, the EPA, as well as the state governments in which each of the nitric acid plants are located and therefore is not final at this time.

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

33.   Segment Disclosures

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2010, 2009 and 2008 are shown in the tables below. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets. As a result of the acquisition of Terra, the Company has equity method investments which are reported in the Other category. In the segment assets reported as of December 31, 2009, certain previously held equity method investments have been reclassified to conform to the current year's presentation.

	Nitrogen	Phosphate	Consolidated
		(in millions)
Year ended December 31, 2010
Net sales
Ammonia	$1,129.4	$—	$1,129.4
Urea	833.0	—	833.0
UAN	994.3	—	994.3
AN	164.7	—	164.7
DAP	—	583.3	583.3
MAP	—	194.2	194.2
Other	66.1	—	66.1

	3,187.5	777.5	3,965.0
Cost of sales	2,160.8	624.7	2,785.5

Gross margin	$1,026.7	$152.8	$1,179.5

Year ended December 31, 2009
Net sales
Ammonia	$557.3	$—	$557.3
Urea	787.2	—	787.2
UAN	489.5	—	489.5
DAP	—	557.7	557.7
MAP	—	121.6	121.6
Potash	—	89.8	89.8
Other	5.3	—	5.3

	1,839.3	769.1	2,608.4
Cost of sales	1,055.1	713.9	1,769.0

Gross margin	$784.2	$55.2	$839.4

Year ended December 31, 2008
Net sales
Ammonia	$604.1	$—	$604.1
Urea	1,208.3	—	1,208.3
UAN	772.6	—	772.6
DAP	—	1,165.0	1,165.0
MAP	—	165.0	165.0
Other	6.1	—	6.1

	2,591.1	1,330.0	3,921.1
Cost of sales	1,820.8	877.6	2,698.4

Gross margin	$770.3	$452.4	$1,222.7

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
		(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2010	$229.2	$48.6	$117.0	$394.8
Year ended December 31, 2009	59.0	39.7	2.3	101.0
Year ended December 31, 2008	57.3	40.5	3.0	100.8
Capital expenditures
Year ended December 31, 2010	$204.9	$52.6	$0.6	$258.1
Year ended December 31, 2009	165.2	70.2	0.3	235.7
Year ended December 31, 2008	74.2	66.2	1.4	141.8
Assets
December 31, 2010	$6,147.5	$618.3	$1,992.7	$8,758.5
December 31, 2009	689.9	541.3	1,263.7	2,494.9

        Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$3,368.3	$2,029.7	$3,072.3
Canada	309.6	261.9	406.5
Export	287.1	316.8	442.3

	$3,965.0	$2,608.4	$3,921.1

	December 31,
	2010	2009
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$3,283.5	$745.2
Canada	642.1	48.6

Consolidated	$3,925.6	$793.8

CF INDUSTRIES HOLDINGS, INC.

        Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year ended December 31,
	2010	2009	2008
	(in millions)
Sales by major customer
CHS Inc.	$425.5	$572.5	$796.4
KEYTRADE AG(1)	263.8	304.2	452.2
GROWMARK, Inc.	259.8	233.8	377.2
Gavilon Fertilizer LLC(2)	215.7	315.1	353.1
Others	2,800.2	1,182.8	1,942.2

Consolidated	$3,965.0	$2,608.4	$3,921.1

(1)
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

(2)
Gavilon Fertilizer LLC (Gavilon) was previously ConAgra International Fertilizer Company, a wholly owned subsidiary of ConAgra Foods, Inc.

34.   Related Party Transactions

        The former chief executive officer of GROWMARK, Inc. (GROWMARK), William Davisson, and the former president and chief executive officer of CHS, Inc. (CHS), John D. Johnson, serve as members of our Board of Directors. As of December 31, 2010, GROWMARK was the beneficial owner of approximately 2% of our outstanding common stock.

Product Sales

        CHS accounted for 11%, 22% and 20% of our consolidated net sales in 2010, 2009 and 2008, respectively. GROWMARK accounted for 7%, 9% and 10% of our consolidated net sales in 2010, 2009 and 2008, respectively. See Note 33—Segment Disclosures for additional information on sales to CHS and GROWMARK.

        In addition to purchasing fertilizer from us, CHS and GROWMARK have contracts with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we recognized approximately $0.7 million, $0.7 million and $0.7 million from CHS in 2010, 2009 and 2008, respectively, and we recognized $0.4 million, $0.2 million and $0.4 million from GROWMARK in 2010, 2009 and 2008, respectively. GROWMARK also has a terminal sublease with us pursuant to which we pass through to GROWMARK the economics of our underlying terminal lease with a third party. In connection with this terminal sublease, we recognized $0.3 million in sublease income. The sublease income recognized in 2009 was insignificant.

Accounts Receivable

        Accounts receivable at December 31, 2010 and 2009 includes $7.2 million and $12.3 million, respectively, due from CHS and $4.1 million and $6.6 million, respectively, due from GROWMARK.

CF INDUSTRIES HOLDINGS, INC.

Supply Contract

        We have multi-year supply contracts with GROWMARK relating to purchases of fertilizer products. The term of the supply contract with GROWMARK lasts until June 30, 2013 and is extended automatically for successive one-year periods unless a termination notice is given by either party.

        The contract specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell, and the customer is obligated to purchase, during the first contract year. The sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not more than 105% of the prior year's sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by the customer which is not less than 65% nor more than 100% of the then applicable sales target volume. The contract also contains a reciprocal "meet or release" provision pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provision may not, however, reduce the requirement volume.

        The price for product sold under the supply contract varies depending on the type of sale selected by the customer. The customer may select (i) cash sales at prices that are published in our weekly cash price list, (ii) index sales at a published index price, (iii) forward pricing sales, or (iv) sales negotiated between the parties. The supply contract also provides for performance incentives based on (i) the percentage of the sales target volume actually purchased, (ii) the timing of purchases under our Forward Pricing Program, (iii) the amount of purchases under our Forward Pricing Program and (iv) specifying a requirement volume in excess of the then applicable minimum requirement volume. The prices charged for cash sales, index sales, and forward pricing sales will be the same prices we charge all of our similarly situated customers.

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

Canadian Fertilizers Limited

        GROWMARK owns 9% of the outstanding common stock of CFL, a Canadian variable interest entity, and elects one director to the CFL Board. See Note 7—Noncontrolling Interest, for additional information on CFL.

Sale of Warehouses

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK, Inc. As a result of this sale of assets to GROWMARK, in the first quarter of 2011 we received net proceeds of approximately $38.0 million and will report a pre-tax gain of approximately $32.0 million.

CF INDUSTRIES HOLDINGS, INC.

KEYTRADE AG

        We own 50% of the common shares of KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland. See Note 20—Equity Method Investments, for additional information on Keytrade.

35.   Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2010. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31		June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2010
Net sales	$502.4		$1,307.9	$917.1	$1,237.6	$3,965.0
Gross margin	129.0		396.8	169.8	483.9	1,179.5
Unrealized gains (losses) on derivatives(1)	(11.2)		15.1	(25.7)	31.4	9.6
Net earnings (loss) attributable to common stockholders	(4.4	)(2)	105.1	48.2	200.3	349.2
Net earnings (loss) per share attributable to common stockholders
Basic	(0.09)		1.56	0.68	2.81	5.40
Diluted	(0.09)		1.54	0.67	2.78	5.34
2009
Net sales	$680.6		$991.0	$430.1	$506.7	$2,608.4
Gross margin	162.3		427.0	124.0	126.1	839.4
Unrealized gains on derivatives(1)	48.6		34.3	1.9	2.7	87.5
Net earnings attributable to common stockholders	62.7		213.0	38.5	51.4	365.6
Net earnings per share attributable to common stockholders
Basic	1.29		4.40	0.79	1.06	7.54
Diluted	1.28		4.33	0.78	1.04	7.42

(1)
Amounts represents pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 28—Derivative Financial Instruments, for additional information.

(2)
Net loss attributable to common stockholders for the first quarter of 2010 includes $138.8 million ($136.9 million after tax) of business combination related expenses associated with the acquisition of Terra, including the $123.0 million termination fee paid to Yara on behalf of Terra upon the termination of the merger agreement between Terra and Yara, costs associated with responding to Agrium Inc.'s proposed acquisition of CF Holdings, and development costs for our proposed nitrogen complex in Peru.

CF INDUSTRIES HOLDINGS, INC.

36.   Condensed Consolidating Financial Statements

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the years ended December 31, 2010, 2009, and 2008 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2010 and December 31, 2009. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$136.2	$164.0	$497.5	$—	$797.7
Short-term investments	—	—	—	3.1	—	3.1
Accounts receivable	—	540.9	66.3	256.2	(624.5)	238.9
Inventories—net	—	177.8	49.3	43.2	—	270.3
Prepaid income taxes	—	18.3	—	3.4	(21.7)	—
Deferred income taxes	2.2	—	1,409.4	—	(1,411.6)	—
Other	—	19.0	6.2	6.2	—	31.4

Total current assets	2.2	892.2	1,695.2	809.6	(2,057.8)	1,341.4
Property, plant and equipment—net	—	747.9	1,695.9	1,481.8	—	3,925.6
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,106.4	4,893.4	1,193.4	967.4	(8,183.5)	977.1
Investments in auction rate securities	—	102.8	—	—	—	102.8
Investment in marketable equity securities	—	—	—	—	—	—
Due from affiliates	1,941.9	—	—	—	(1,941.9)	—
Goodwill	—	0.9	2,084.8	—	—	2,085.7
Other assets	—	111.6	100.5	18.8	—	230.9

Total assets	$4,050.5	$6,843.8	$6,769.8	$3,277.6	$(12,183.2)	$8,758.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$180.0	$93.0	$63.8	$(15.7)	$321.2
Income taxes payable	—	—	83.9	—	(21.7)	62.2
Customer advances	—	285.4	81.1	65.0	—	431.5
Notes payable	—	—	452.9	14.5	(462.5)	4.9
Deferred income taxes	—	38.6	—	—	—	38.6
Distributions payable to noncontrolling interest	—	—	—	224.5	(146.5)	78.0
Other	—	8.7	0.5	1.0	—	10.2

Total current liabilities	0.1	512.7	711.4	368.8	(646.4)	946.6

Long-term debt	—	1,941.1	13.0			1,954.1
Deferred income taxes	—	108.6	796.2	178.5	(2.1)	1,081.2
Due to affiliates	—	1,942.8	—	1,408.5	(3,351.3)	—
Other noncurrent liabilities	—	232.2	76.0	35.0	—	343.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,732.2	739.9	4,450.2	1,009.6	(6,199.7)	2,732.2
Retained earnings (accumulated deficit)	1,370.8	1,419.8	184.4	168.4	(1,772.6)	1,370.8
Accumulated other comprehensive income (loss)	(53.3)	(53.3)	19.8	10.9	22.6	(53.3)

Total stockholders' equity	4,050.4	2,106.4	4,807.5	1,286.8	(8,200.7)	4,050.4
Noncontrolling interest	—	—	365.7	—	17.3	383.0

Total equity	4,050.4	2,106.4	5,173.2	1,286.8	(8,183.4)	4,433.4

Total liabilities and equity	$4,050.5	$6,843.8	$6,769.8	$3,277.6	$(12,183.2)	$8,758.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,442.5	$816.3	$1,015.2	$(309.0)	$3,965.0
Cost of sales	—	1,699.6	588.8	663.8	(166.7)	2,785.5

Gross margin	—	742.9	227.5	351.4	(142.3)	1,179.5
Selling, general and administrative	2.5	70.9	21.4	11.3	—	106.1
Restructuring and integration costs	—	13.4	8.2	—	—	21.6
Equity in earnings of operating affiliates	—	6.9	(1.2)	(16.3)	—	(10.6)
Other operating—net	118.7	35.9	2.1	10.0	—	166.7

Operating earnings (loss)	(121.2)	615.8	197.0	346.4	(142.3)	895.7
Interest expense	—	210.9	8.1	2.7	(0.4)	221.3
Interest income	—	(1.3)	14.8	(15.4)	0.4	(1.5)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(470.4)	(191.5)	(166.5)	—	828.4	—
Other non-operating—net	—	(28.2)	(0.5)	(0.1)	—	(28.8)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	349.2	625.9	324.1	359.2	(970.7)	687.7
Income tax provision (benefit)	—	153.1	123.9	(3.3)	—	273.7
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(2.4)	—	29.1	—	26.7

Net earnings	349.2	470.4	200.2	391.6	(970.7)	440.7
Less: Net earnings attributable to the noncontrolling interest	—	—	15.7	218.1	(142.3)	91.5

Net earnings attributable to common stockholders	$349.2	$470.4	$184.5	$173.5	$(828.4)	$349.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$349.2	$470.4	$200.2	$391.6	$(970.7)	$440.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	200.7	85.8	108.3	—	394.8
Deferred income taxes	—	37.7	53.4	(2.5)	—	88.6
Stock compensation expense	8.0	—	—	0.3	—	8.3
Excess tax benefit from stock-based compensation	(5.8)	—	—	—	—	(5.8)
Unrealized (gain) loss on derivatives	—	(0.9)	(4.6)	(3.9)	—	(9.4)
Inventory valuation allowance	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	(0.3)	2.4	8.9	—	11.0
Undistributed (earnings) loss of affiliates—net of taxes	(470.4)	(331.9)	(166.5)	(51.8)	970.7	(49.9)
Due to / from affiliates—net	(999.6)	1,005.7	140.4	$(146.5)	—	—
Changes in:						—
Accounts receivable	—	(466.5)	18.2	56.4	462.5	70.6
Margin deposits	—	(3.5)	—	(1.6)	—	(5.1)
Inventories	—	3.9	38.2	37.7	—	79.8
Accrued income taxes	—	1.8	76.1	17.8	—	95.7
Accounts payable and accrued expenses	—	25.2	367.1	(1.1)	(462.5)	(71.3)
Customer advances—net	—	125.9	39.3	1.2	—	166.4
Other—net	(0.9)	10.9	(1.4)	(17.3)	—	(8.7)

Net cash provided by (used in) operating activities	(1,119.5)	1,050.8	865.6	397.5	—	1,194.4

Investing Activities:
Additions to property, plant and equipment	—	(107.0)	(102.1)	(49.0)	—	(258.1)
Proceeds from sale of property, plant and equipment	—	16.4	—	0.1	—	16.5
Purchases of short-term and auction rate securities	—	(25.5)	—	(3.1)	—	(28.6)
Sales and maturities of short-term and auction rate securities	—	238.2	—	—	—	238.2
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposits to asset retirement obligation funds	—	(58.5)	—	—	—	(58.5)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,721.4)	—	—	543.6	(3,177.8)
Other—net	—	0.4	—	30.6	—	31.0

Net cash provided by (used in) investing activities	—	(3,490.3)	(102.1)	(21.4)	543.6	(3,070.2)

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows (continued)

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—	—	5,197.2
Payments on long-term debt	—	(3,264.2)	(744.5)	—	—	(4,008.7)
Financing fees	(41.3)	(167.8)	—	—	—	(209.1)
Dividends paid on common stock	(26.2)	—	—	—	—	(26.2)
Dividends paid to former Terra stockholders	—	—	(20.0)	—	—	(20.0)
Dividends to / from affiliates	26.2	(26.2)	—	—	—	—
Distributions to noncontrolling interest	—	182.2	(23.1)	(276.1)	—	(117.0)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	5.0	—	—	—	—	5.0
Excess tax benefit from stock-based compensation	5.8	—	—	—	—	5.8

Net cash provided by (used in) financing activities	1,119.5	1,921.2	(787.6)	(276.1)	—	1,977.0

Effect of exchange rate changes on cash and cash equivalents	—	(8.5)	—	7.9	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	(526.8)	(24.1)	107.9	543.6	100.6
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$136.2	$164.0	$497.5	$—	$797.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$663.0	$—	$34.1	$—	$697.1
Short-term investments	—	185.0	—	—	—	185.0
Accounts receivable	—	93.2	—	256.0	(181.8)	167.4
Inventories—net	—	188.6	—	19.2	—	207.8
Prepaid income taxes	—	14.7	—	—	—	14.7
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	9.5	—	1.6	—	11.1

Total current assets	2.2	1,154.0	—	310.9	(184.0)	1,283.1
Property, plant and equipment—net	—	745.2	—	48.6	—	793.8
Goodwill	—	0.9	—	—	—	0.9
Asset retirement obligation escrow account	—	36.5	—	—	—	36.5
Investments in and advances to unconsolidated affiliates	1,672.2	90.6	—	44.5	(1,761.7)	45.6
Investments in auction rate securities	—	133.9	—	—	—	133.9
Investment in marketable equity securities	—	160.2	—	—	—	160.2
Due from affiliates	54.5	—	—	1.0	(55.5)	—
Other assets	—	35.1	—	5.8	—	40.9

Total assets	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$151.2	$—	$24.2	$(2.9)	$172.5
Customer advances	—	159.5	—	—	—	159.5
Deferred income taxes	—	53.7	—	—	(1.1)	52.6
Distributions payable to noncontrolling interest	—	—	—	271.0	(178.9)	92.1
Other	—	3.1	—	—	—	3.1

Total current liabilities	—	367.5	—	295.2	(182.9)	479.8

Notes payable	—	—	—	13.8	(9.1)	4.7
Deferred income taxes	—	70.2	—	(0.9)	(1.0)	68.3
Due to affiliates	—	55.5	—	—	(55.5)	—
Other noncurrent liabilities	—	191.0	—	6.3	(0.1)	197.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.5	—	—	0.1	(0.1)	0.5
Paid-in capital	723.5	739.8	—	43.7	(783.5)	723.5
Retained earnings (accumulated deficit)	1,048.1	975.6	—	(5.1)	(970.5)	1,048.1
Accumulated other comprehensive income (loss)	(43.2)	(43.2)	—	(7.6)	50.8	(43.2)

Total stockholders' equity	1,728.9	1,672.2	—	96.4	(1,768.6)	1,728.9
Noncontrolling interest	—	—	—	—	16.0	16.0

Total equity	1,728.9	1,672.2	—	96.4	(1,752.6)	1,744.9

Total liabilities and equity	$1,728.9	$2,356.4	$—	$410.8	$(2,001.2)	$2,494.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,462.5	$—	$429.2	$(283.3)	$2,608.4
Cost of sales	—	1,706.9	—	185.1	(123.0)	1,769.0

Gross margin	—	755.6	—	244.1	(160.3)	839.4
Selling, general and administrative	1.9	60.0	—	1.0	—	62.9
Other operating—net	53.4	43.2	—	0.1	—	96.7

Operating earnings (loss)	(55.3)	652.4	—	243.0	(160.3)	679.8
Interest expense	—	1.3	—	0.4	(0.2)	1.5
Interest income	—	(2.8)	—	(1.9)	0.2	(4.5)
Net (earnings) loss of wholly-owned subsidiaries	(411.7)	(3.1)	—	—	414.8	—
Other non-operating—net	—	(12.8)	—	—	—	(12.8)

Earnings before income taxes and equity in loss of unconsolidated affiliates	356.4	669.8	—	244.5	(575.1)	695.6
Income tax provision (benefit)	(9.2)	257.3	—	(2.1)	—	246.0
Equity in loss of unconsolidated affiliates—net of taxes	—	(0.8)	—	(0.3)	—	(1.1)

Net earnings	365.6	411.7	—	246.3	(575.1)	448.5
Less: Net earnings attributable to the noncontrolling interest	—	—	—	243.2	(160.3)	82.9

Net earnings attributable to common stockholders	$365.6	$411.7	$—	$3.1	$(414.8)	$365.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$365.6	$411.7	$—	$246.3	$(575.1)	$448.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	88.7	—	12.3	—	101.0
Deferred income taxes	(2.2)	47.9	—	—	—	45.7
Stock compensation expense	6.6	—	—	—	—	6.6
Excess tax benefit from stock-based compensation	(4.6)	—	—	—	—	(4.6)
Unrealized (gain) loss on derivatives	—	(87.5)	—	—	—	(87.5)
Inventory valuation allowance	—	(57.0)	—	—	—	(57.0)
(Gain) on sale of marketable equity securities	—	(11.9)	—	—	—	(11.9)
Loss (gain) on disposal of property, plant and equipment	—	0.7	—	—	—	0.7
Undistributed (earnings) loss of affiliates—net of taxes	(411.7)	(162.6)	—	0.3	575.1	1.1
Due to/from affiliates—net	40.2	(40.4)	—	0.2	—	—
Changes in:
Accounts receivable	—	(8.7)	—	30.0	—	21.3
Margin deposits	—	10.8	—	0.6	—	11.4
Inventories	—	441.5	—	(1.2)	—	440.3
Prepaid product and expenses	—	—	—	—	—	—
Accrued income taxes	—	2.2	—	—	—	2.2
Accounts payable and accrued expenses	—	(37.7)	—	(1.5)	—	(39.2)
Product exchanges—net	—	0.4	—	—	—	0.4
Customer advances—net	—	(188.3)	—	—	—	(188.3)
Other—net	(1.7)	(7.9)	—	0.7	—	(8.9)

Net cash provided by (used in) operating activities	(7.8)	401.9	—	287.7	—	681.8

Investing Activities:
Additions to property, plant and equipment	—	(218.2)	—	(17.5)	—	(235.7)
Proceeds from sale of property, plant and equipment	—	9.3	—	—	—	9.3
Purchases of short-term and auction rate securities	—	(304.9)	—	—	—	(304.9)
Sales and maturities of short-term and auction rate securities	—	180.4	—	—	—	180.4
Purchases of marketable equity securities	—	(247.2)	—	—	—	(247.2)
Sale of marketable equity securities	—	68.0	—	—	—	68.0
Return of capital from marketable equity securities	—	52.4	—	—	—	52.4
Deposit to asset retirement obligation escrow account	—	(7.5)	—	—	—	(7.5)
Other—net	—	(2.5)	—	—	—	(2.5)

Net cash provided by (used in) investing activities	—	(470.2)	—	(17.5)	—	(487.7)

Financing Activities:
Dividends paid on common stock	(19.4)	—	—	—	—	(19.4)
Dividends to / from affiliates	19.4	(19.4)	—	—	—	—
Distributions to noncontrolling interest	—	204.6	—	(316.9)	—	(112.3)
Issuances of common stock under employee stock plans	3.2	—	—	—	—	3.2
Excess tax benefit from stock-based compensation	4.6	—	—	—	—	4.6
Other—net	—	(0.2)	—	0.2	—	—

Net cash provided by (used in) financing activities	7.8	185.0	—	(316.7)	—	(123.9)

Effect of exchange rate changes on cash and cash equivalents	—	(32.1)	—	34.0	—	1.9

Increase (decrease) in cash and cash equivalents	—	84.6	—	(12.5)	—	72.1
Cash and cash equivalents at beginning of period	—	578.4	—	46.6	—	625.0

Cash and cash equivalents at end of period	$—	$663.0	$—	$34.1	$—	$697.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2008
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,670.5	$—	$710.9	$(460.3)	$3,921.1
Cost of sales	—	2,567.6	—	378.1	(247.3)	2,698.4

Gross margin	—	1,102.9	—	332.8	(213.0)	1,222.7
Selling, general and administrative	1.7	64.7	—	1.6	—	68.0
Other operating—net	—	4.5	—	—	—	4.5

Operating earnings (loss)	(1.7)	1,033.7	—	331.2	(213.0)	1,150.2
Interest expense	—	1.4	—	0.7	(0.5)	1.6
Interest income	—	(24.9)	—	(1.7)	0.5	(26.1)
Net (earnings) loss of wholly-owned subsidiaries	(685.7)	(5.0)	—	—	690.7
Other non-operating—net	—	(1.5)	—	0.8	—	(0.7)

Earnings before income taxes and equity in earnings of unconsolidated affiliates	684.0	1,063.7	—	331.4	(903.7)	1,175.4
Income tax provision (benefit)	(0.6)	378.0	—	0.7	—	378.1
Equity in earnings of unconsolidated affiliates—net of taxes	—	—	—	4.2	—	4.2

Net earnings	684.6	685.7	—	334.9	(903.7)	801.5
Less: Net earnings attributable to the noncontrolling interest	—	—	—	329.9	(213.0)	116.9

Net earnings attributable to common stockholders	$684.6	$685.7	$—	$5.0	$(690.7)	$684.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2008
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$684.6	$685.7	$—	$334.9	$(903.7)	$801.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	85.9	—	14.9	—	100.8
Deferred income taxes	—	26.4	—	—	—	26.4
Stock compensation expense	8.3	—	—	—	—	8.3
Excess tax benefit from stock-based compensation	(24.3)	—	—	—	—	(24.3)
Unrealized (gain) loss on derivatives	—	63.8	—	—	—	63.8
Inventory valuation allowance	—	57.0	—	—	—	57.0
Loss (gain) on disposal of property, plant and equipment	—	(6.3)	—	0.1	—	(6.2)
Undistributed (earnings) loss of affiliates—net of taxes	(685.7)	(218.0)	—	(4.2)	903.7	(4.2)
Due to/from affiliates—net	(17.4)	15.9	—	1.5	—	—
Changes in:
Accounts receivable	—	89.0	—	(129.4)	(3.6)	(44.0)
Margin deposits	—	(10.8)	—	(0.6)	—	(11.4)
Inventories	—	(407.9)	—	(8.8)	—	(416.7)
Prepaid product and expenses	—	19.7	—	(0.1)	—	19.6
Accrued income taxes	—	9.8	—	—	—	9.8
Accounts payable and accrued expenses	—	5.6	—	(1.9)	—	3.7
Product exchanges—net	—	4.6	—	—	—	4.6
Customer advances—net	—	42.0	—	—	—	42.0
Other—net	—	8.3	—	(0.4)	—	7.9

Net cash provided by (used in) operating activities	(34.5)	470.7	—	206.0	(3.6)	638.6

Investing Activities:
Additions to property, plant and equipment	—	(138.3)	—	(3.5)	—	(141.8)
Proceeds from sale of property, plant and equipment	—	10.4	—	—	—	10.4
Purchases of short-term and auction rate securities	—	(638.2)	—	—	—	(638.2)
Sales and maturities of short-term and auction rate securities	—	934.1	—	—	—	934.1
Deposit to asset retirement obligation escrow account	—	(6.2)	—	—	—	(6.2)
Other—net	—	1.2	—	—	—	1.2

Net cash provided by (used in) investing activities	—	163.0	—	(3.5)	—	159.5

Financing Activities:
Dividends paid on common stock	(22.0)	—	—	—	—	(22.0)
Dividends to/from affiliates	522.2	(522.2)	—	—	—	—
Distributions to noncontrolling interest	—	111.4	—	(164.1)	—	(52.7)
Issuances of common stock under employee stock plans	10.1	—	—	—	—	10.1
Purchase of treasury stock	(500.2)	—	—	—	—	(500.2)
Excess tax benefit from stock-based compensation	24.3	—	—	—	—	24.3
Other—net	—	—	—	—	—	—

Net cash provided by (used in) financing activities	34.4	(410.8)	—	(164.1)	—	(540.5)

Effect of exchange rate changes on cash and cash equivalents	—	26.6	—	(25.7)	—	0.9

Increase (decrease) in cash and cash equivalents	(0.1)	249.5	—	12.7	(3.6)	258.5
Cash and cash equivalents at beginning of period	0.1	328.9	—	33.9	3.6	366.5

Cash and cash equivalents at end of period	$—	$578.4	$—	$46.6	$—	$625.0

CF INDUSTRIES HOLDINGS, INC.

37.   Subsequent Event

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK, Inc. As a result of this sale of assets to GROWMARK, in the first quarter of 2011 we received net proceeds of approximately $38.0 million and will report a pre-tax gain of approximately $32.0 million.

CF INDUSTRIES HOLDINGS, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Principal Executive Officer and Vice President and Corporate Controller (who is currently performing the functions of our principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Vice President and Corporate Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Vice President and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Principal Executive Officer and Vice President and Corporate Controller, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2010. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2010, which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        In April 2010, CF completed its acquisition of Terra through the merger of Terra with and into a wholly-owned subsidiary of CF Industries. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

        The Company has begun a process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation will occur over several years in phases. This activity involves the migration of multiple legacy systems and users to a common SAP information platform.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm Internal Control over Financial Reporting

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2011

CF INDUSTRIES HOLDINGS, INC.

ITEM 9B.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the Company is signing the certifications attached to this Annual Report on Form 10-K and dated February 25, 2011, as the person performing the functions of the Company's principal financial officer. As previously announced, the Company's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the Company has not yet appointed a successor.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Robert C. Arzbaecher, Stephen A. Furbacher, Stephen S. Hagge and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company's Board of Directors.

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

Equity Compensation Plan Information as of December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	326,136	$80.45	3,437,276
Equity compensation plans not approved by security holders	1,410,926	$25.90	—

Total	1,737,062	$36.14	3,437,276

CF INDUSTRIES HOLDINGS, INC.

        For additional information on our equity compensation plan, see Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 30—Stock-Based Compensation.

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

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

          A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 161 of this report.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        Under date of February 25, 2011, we reported on the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule (Schedule II—Valuation and Qualifying Accounts) is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois
February 25, 2011

CF INDUSTRIES HOLDINGS, INC.

Schedule II—Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Charge to Other Accounts	Deductions	Description	Ending Balance
Accounts receivable (in millions)
Allowance for bad debts account
Year ended December 31, 2010	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2009	$0.3	$—	$—	$—		$0.3
Year ended December 31, 2008	$0.3	$—	$—	$—		$0.3

See Accompanying Report of Independent Registered Public Accounting Firm.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 25, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 25, 2011
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 25, 2011
/s/ WALLACE W. CREEK Wallace W. Creek	Director	February 25, 2011
/s/ WILLIAM DAVISSON William Davisson	Director	February 25, 2011
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 25, 2011
/s/ DAVID R. HARVEY David R. Harvey	Director	February 25, 2011
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 25, 2011
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 25, 2011
/s/ STEVEN J. HAGGE Steven J. Hagge	Director	February 25, 2011
/s/ ROBERT G. KUHBACH Robert G. Kuhbach	Director	February 25, 2011

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
2.2
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
4.4
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
4.5
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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.6	First Amendment to the Rights Agreement, dated as of August 31, 2010, between the CF Industries Holdings, Inc. and Mellon Investor Services LLC, as successor to The Bank of New York (incorporated by to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on September 3, 2010, File No. 001-32597)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 1, 2008, File No. 001-32597)*
10.2
First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated July 1, 2009 (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)*
10.3
Contract for the Supply of Gas, dated October 13, 2009, by and among CF Industries Perú S.A.C., Pluspetrol Perú Corporation S.A., Pluspetrol Camisea S.A., Hunt Oil Company of Peru L.L.C., Sucursal del Perú, SK Energy, Sucursal Peruana, Tecpetrol del Perú S.A.C., Sonatrach Perú Corporation S.A.C., Repsol Exploración Perú and Sucursal del Perú (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32597)
10.4
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)
10.5
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597) **
10.6
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.7
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**
10.8
Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.9	Change in Control Severance Agreement, effective as of August 1, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
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
10.14
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
10.16
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**
10.17
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**
10.18
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**
10.19
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.20	Credit Agreement, dated as of April 15, 2010, by and between CF Industries Holdings, Inc., a Delaware corporation, CF Industries, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 19, 2010, File No. 001-32597)
10.21
First Amendment and Waiver to Credit Agreement, dated April 23, 2010, by and between CF Industries Holdings, Inc., a Delaware corporation, CF Industries, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference to Exhibit 10.9 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2010, File No. 001-32597)
10.22
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**
10.23	CF Industries Holdings, Inc. Non-Employee Director Compensation Policy**
11	See Item 8. Financial Statements and Supplementary Data., Notes to the Consolidated Financial Statements, Note 9—Net Earnings Per Share
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011 formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text***

*
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