Form 10-Q
period 2011-03-31
CF Industries Holdings, Inc.
filed 2011-05-06
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 OR
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

        71,483,272 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 29, 2011.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010
	(in millions, except per share amounts)
Net sales	$1,174.0	$502.4
Cost of sales	649.0	373.4

Gross margin	525.0	129.0

Selling, general and administrative	31.0	16.2
Restructuring and integration costs	2.1	—
Other operating—net	(31.0)	139.3

Total other operating costs and expenses	2.1	155.5
Equity in earnings of operating affiliates	11.5	—

Operating earnings (loss)	534.4	(26.5)
Interest expense	52.1	0.4
Interest income	(0.3)	(0.3)
Other non-operating—net	(0.3)	(28.3)

Earnings before income taxes and equity in earnings of non-operating affiliates	482.9	1.7
Income tax provision (benefit)	158.8	(4.4)
Equity in earnings of non-operating affiliates—net of taxes	8.5	0.1

Net earnings	332.6	6.2
Less: Net earnings attributable to noncontrolling interest	50.6	10.6

Net earnings (loss) attributable to common stockholders	$282.0	$(4.4)

Net earnings (loss) per share attributable to common stockholders:
Basic	$3.95	$(0.09)

Diluted	$3.91	$(0.09)

Weighted average common shares outstanding:
Basic	71.3	48.6

Diluted	72.1	48.6

Dividends declared per common share	$0.10	$0.10

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2011	2010
	(in millions)
Net earnings	$332.6	$6.2
Other comprehensive income (loss):
Foreign currency translation adjustment	25.2	2.0
Unrealized gain (loss) on securities—net of taxes	1.2	(12.5)
Defined benefit plans—net of taxes	0.8	0.3

	27.2	(10.2)

Comprehensive income (loss)	359.8	(4.0)
Less: Comprehensive income attributable to noncontrolling interest	51.3	11.4

Comprehensive income (loss) attributable to common stockholders	$308.5	$(15.4)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,134.1	$797.7
Short-term investments	3.2	3.1
Accounts receivable	260.3	238.9
Inventories—net	395.2	270.3
Other	16.0	31.4

Total current assets	1,808.8	1,341.4
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,243.5 and $2,152.5	3,924.1	3,942.3
Asset retirement obligation funds	95.0	95.0
Investments in and advances to affiliates	980.8	977.1
Investments in auction rate securities	103.6	102.8
Goodwill	2,064.5	2,064.5
Other assets	213.1	230.9

Total assets	$9,189.9	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$338.3	$323.2
Income taxes payable	136.5	62.2
Customer advances	747.3	431.5
Notes payable	5.1	4.9
Deferred income taxes	73.8	38.6
Distributions payable to noncontrolling interest	80.2	78.0
Other	2.7	10.2

Total current liabilities	1,383.9	948.6

Long-term debt	1,613.0	1,954.1
Deferred income taxes	1,053.2	1,074.7
Other noncurrent liabilities	348.2	343.2
Contingencies (Note 23)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2011—71,412,839 and 2010—71,267,185 shares issued and outstanding	0.7	0.7
Paid-in capital	2,743.5	2,732.2
Retained earnings	1,645.7	1,370.8
Accumulated other comprehensive loss	(26.8)	(53.3)

Total stockholders' equity	4,363.1	4,050.4
Noncontrolling interest	428.5	383.0

Total equity	4,791.6	4,433.4

Total liabilities and equity	$9,189.9	$8,754.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2009	$0.5	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings (loss)	—	—	(4.4)	—	(4.4)	10.6	6.2
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	1.2	1.2	0.8	2.0
Unrealized loss on securities—net of taxes	—	—	—	(12.5)	(12.5)	—	(12.5)
Defined benefit plan—net of taxes	—	—	—	0.3	0.3	—	0.3

Comprehensive income (loss)					(15.4)	11.4	(4.0)

Issuance of $0.01 par value common stock under employee stock plans	—	0.3	—	—	0.3	—	0.3
Stock-based compensation expense	—	1.8	—	—	1.8	—	1.8
Excess tax benefit from stock-based compensation	—	0.4	—	—	0.4	—	0.4
Cash dividends ($0.10 per share)	—	—	(4.8)	—	(4.8)	—	(4.8)
Effect of exchange rates changes	—	—	—	—	—	0.4	0.4

Balance at March 31, 2010	$0.5	$726.0	$1,038.9	$(54.2)	$1,711.2	$27.8	$1,739.0

Balance at December 31, 2010	$0.7	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	282.0	—	282.0	50.6	332.6
Other comprehensive income
Foreign currency translation adjustment	—	—	—	24.5	24.5	0.7	25.2
Unrealized gain on securities—net of taxes	—	—	—	1.2	1.2	—	1.2
Defined benefit plan—net of taxes	—	—	—	0.8	0.8	—	0.8

Comprehensive income					308.5	51.3	359.8

Issuance of $0.01 par value common stock under employee stock plans	—	2.9	—	—	2.9	—	2.9
Stock-based compensation expense	—	2.4	—	—	2.4	—	2.4
Excess tax benefit from stock-based compensation	—	6.0	—	—	6.0	—	6.0
Cash dividends ($0.10 per share)	—	—	(7.1)		(7.1)	—	(7.1)
Declaration of distribution payable	—	—	—	—	—	(6.3)	(6.3)
Effect of exchange rates changes	—	—	—	—	—	0.5	0.5

Balance at March 31, 2011	$0.7	$2,743.5	$1,645.7	$(26.8)	$4,363.1	$428.5	$4,791.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
	(in millions)
Operating Activities:
Net earnings	$332.6	$6.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	118.5	28.3
Deferred income taxes	16.6	0.1
Stock compensation expense	2.4	1.8
Excess tax benefit from stock-based compensation	(6.0)	(0.4)
Unrealized (gain) loss on derivatives	(0.7)	11.2
Gain on sale of marketable equity securities	—	(28.3)
(Gain) loss on disposal of property, plant and equipment	(32.7)	0.6
Undistributed earnings of affiliates—net	(24.9)	(0.1)
Changes in (net of effects of acquisition):
Accounts receivable	(18.3)	(26.4)
Margin deposits	2.7	(0.1)
Inventories	(123.4)	(78.8)
Accrued income taxes	71.2	(7.9)
Accounts payable and accrued expenses	14.2	7.9
Customer advances—net	315.7	123.0
Other—net	3.3	10.4

Net cash provided by operating activities	671.2	47.5

Investing Activities:
Additions to property, plant and equipment	(54.9)	(29.0)
Proceeds from the sale of property, plant and equipment	39.2	6.0
Purchases of short-term securities	—	(25.4)
Sales and maturities of short-term and auction rate securities	0.5	187.0
Sale of marketable equity securities	—	167.1
Deposits to asset retirement obligation funds	—	(3.7)
Other—net	31.3	0.2

Net cash provided by investing activities	16.1	302.2

Financing Activities:
Payments of long-term debt	(346.0)	—
Financing fees	—	(32.1)
Dividends paid on common stock	(7.1)	(4.8)
Distributions to noncontrolling interests	(6.3)	—
Issuances of common stock under employee stock plans	2.9	0.3
Excess tax benefit from stock-based compensation	6.0	0.4

Net cash used in financing activities	(350.5)	(36.2)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.1)

Increase in cash and cash equivalents	336.4	313.4
Cash and cash equivalents at beginning of period	797.7	697.1

Cash and cash equivalents at end of period	$1,134.1	$1,010.5

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

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations. In addition, we hold joint venture investments in production facilities in the Republic of Trinidad and Tobago and the United Kingdom and a fertilizer trading company near Zurich, Switzerland.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

        In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products (See Note 4—Terra Acquisition). Accordingly, the results of Terra are included in the Company's consolidated financial statements since April 2010.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2010, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Form 10-K filed with the SEC on February 25, 2011.

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

CF INDUSTRIES HOLDINGS, INC.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. (CF Industries), except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2010 Annual Report on Form 10-K as of and for the year-ended December 31, 2010, filed with the SEC on February 25, 2011.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the FASB Accounting Standards Codification (ASC), and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2, to describe the reasons for the transfers, and to disclose certain additional information about purchases, sales, issuances, and settlements of Level 3 items. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard became effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the level 3 disclosure requirements of this standard as of January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

        In July 2010, the FASB issued a standard to modify the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses (ASU No. 2010-20). The standard requires an entity to provide greater information about the nature of credit risk inherent in the entity's portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. As a result, both new and previous disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. This standard is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not impact our consolidated financial statements.

        In December 2010, the FASB issued a standard that pertains to business combinations (ASU No. 2010-29) that requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurs during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted this standard as of December 31, 2010. The adoption of this standard did not impact our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative effect adjustment to beginning retained earnings. We adopted this standard as of January 1, 2011. The adoption of this standard did not impact our consolidated financial statements.

4.     Terra Acquisition

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation, our indirect wholly-owned subsidiary (Composite), with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the Company. The acquisition of Terra has made the Company a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, and significantly increased our scale and capital market presence.

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

        On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility.

        In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt.

CF INDUSTRIES HOLDINGS, INC.

        See Note 19—Financing Agreements, for further information regarding these financing arrangements.

Supplemental pro forma information

        In accordance with ASC 805—Business Combinations, presented below are supplemental pro forma results of operations for the three months ended March 31, 2010.

Pro Forma
Three months ended March 31, 2010
(in millions, except per share amounts)
Net sales	$911.3
Net earnings attributable to common stockholders	$117.8
Net earnings per share attributable to common stockholders—diluted	$1.64

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA have been reflected as an adjustment in the pro forma results as of January 1, 2010. The pro forma results do not include any anticipated synergies or other effects of the integration of Terra. Adjustments to conform certain accounting policies have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

Purchase price and fair values of assets acquired and liabilities assumed

        The following table summarizes the calculation of the total purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. Since the acquisition, net adjustments of $31.9 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill.

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

        The allocation of the purchase price initially in the second quarter of 2010, and the net adjustments are shown below. Our Consolidated Balance Sheet at December 31, 2010 has been

CF INDUSTRIES HOLDINGS, INC.

retrospectively adjusted to reflect the adjustments made during the first quarter of 2011 as required by the accounting guidance for business combinations.

	Initial Valuation	2010 Net Adjustments to Fair Value	December 31, 2010	2011 Net Adjustments to Fair Value	March 31, 2011
	(in millions)
Assets acquired and liabilities assumed on April 5, 2010
Current assets	$966.8	$—	$966.8	$—	$966.8
Property, plant and equipment, net	3,095.9	—	3,095.9	16.7	3,112.6
Investments in unconsolidated affiliates	921.5	(13.5)	908.0	—	908.0
Goodwill	2,095.5	(10.7)	2,084.8	(21.2)	2,063.6
Other assets	85.2	—	85.2	—	85.2

Total assets acquired	$7,164.9	$(24.2)	$7,140.7	$(4.5)	$7,136.2

Current liabilities	424.5	(34.3)	390.2	2.0	392.2
Long-term debt	740.5	—	740.5	—	740.5
Deferred tax liabilities—noncurrent	928.2	8.4	936.6	(6.5)	930.1
Other liabilities	95.2	1.7	96.9	—	96.9
Noncontrolling interests	373.2	—	373.2	—	373.2

Total liabilities and noncontrolling interests assumed	$2,561.6	$(24.2)	$2,537.4	$(4.5)	$2,532.9

Total net assets acquired	$4,603.3	$—	$4,603.3	$—	$4,603.3

        The acquired assets were recorded at the acquisition date fair value. Current assets included net cash of $544 million and inventory of $225 million. The remaining economic useful lives of the acquired property, plant and equipment were determined in conjunction with the valuation of the assets, and these assets are being depreciated in accordance with our existing depreciation policy.

        The acquisition resulted in the recognition of $2.1 billion of goodwill, which is not deductible for income tax purposes. See Note 6—Goodwill and Other Intangible Assets, for further information on goodwill and the acquired intangibles. Goodwill consists of the excess of the purchase price over the fair value of the net acquired assets and represents both the expected synergies that will be generated by the acquisition and the estimated economic value attributable to future opportunities that will arise from the acquisition. Synergies are anticipated in the following areas: overhead reduction through headquarters consolidation and other centralization, logistics optimization including reductions in transportation spending by reducing shipping distances and the size of our transportation fleet, optimization of sales mix, procurement improvements, distribution facility optimization and other operating process improvements in areas such as inventory management, production efficiency, turnaround management, capital spending and spare parts management.

5.     Restructuring and Integration Costs

        During the three months ended March 31, 2011, we incurred $2.1 million of restructuring and integration costs related to our acquisition of Terra. This includes $1.1 million of restructuring costs related to employee termination benefits and $1.0 million of incremental costs such as consulting and other professional fees directly related to integrating Terra.

        In connection with the acquisition of Terra in 2010, our management approved a restructuring plan which involves the consolidation of our corporate headquarters, including the eventual closure of our Sioux City, IA offices. The total expected cost of the plan is approximately $10 million, which includes employee termination costs associated with the elimination of approximately 120 positions. As of March 31, 2011, we had notified 105 employees that their positions have been or will be eliminated and recognized a total of $8.0 million of related expenses. We expect to record the remaining employee termination costs by the end of 2011 based on the timing of planned terminations.

CF INDUSTRIES HOLDINGS, INC.

        The following table summarizes our restructuring activity for the three months ended March 31, 2011:

Three months ended March 31, 2011
(in millions)
Reserve balance—beginning	$2.9
Employee termination expense	1.1
Cash payments	(1.6)

Reserve balance—ending	$2.4

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at March 31, 2011 and December 31, 2010:

	Nitrogen	Phosphate	Total
	(in millions)
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other noncurrent assets on our consolidated balance sheets.

	At March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period (years)
	(in millions)
Intangible assets:
Customer relationships	$50.0	(2.8)	$47.2	18
TerraCair Brand	10.0	(1.0)	9.0	10

Total intangible assets	$60.0	$(3.8)	$56.2

        The following table provides information regarding amortization expense of our identifiable intangibles:

Three months ended March 31, 2011
(in millions)
Amortization expense	$0.9

CF INDUSTRIES HOLDINGS, INC.

        Total estimated amortization expense for the remainder of 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2011	$2.9
2012	3.8
2013	3.8
2014	3.8
2015	3.8
2016	3.8

$21.9

7.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL is a variable interest entity that owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries and Viterra Inc. (Viterra). CF Industries owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of both the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. CFL is a variable interest entity which we consolidate in our financial statements. CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea.

        CFL's net sales for the three months ended March 31, 2011 and 2010 were $155.0 million and $97.4 million, respectively. CFL's assets and liabilities at March 31, 2011 were $415.4 million and $363.8 million, respectively, and at December 31, 2010 were $314.0 million and $263.8 million, respectively.

        CF Industries operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and urea production pursuant to a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either CF Industries or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, CF Industries is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year.

        Under the product purchase agreements, both CF Industries and Viterra pay the greater of operating cost or market price for purchases. The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries and Viterra annually based on their respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. While general creditors of CFL do not have direct recourse to the general credit of CF Industries, the product purchase agreement does require CF Industries to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries purchased more than

CF INDUSTRIES HOLDINGS, INC.

66% of Medicine Hat's production. A similar obligation also exists for Viterra. CF Industries and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries, Inc. is the primary beneficiary of CFL as CF Industries receives at least 66% of the economic risks and rewards of CFL.

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

Terra Nitrogen Company, L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the equity of TNCLP. CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement

        TNCLP makes cash distributions to the general and limited partners based upon formulas defined within its Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, less certain reserves established as the general partner determines in its reasonable discretion to be necessary. Changes in working capital impact available cash, as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce available cash, while declines in the amount of cash invested in working capital increase available cash. Customer advances do not increase available cash until such time as the customer's order has shipped and the revenue is earned. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In the first quarter of 2011, the minimum quarterly distribution was satisfied, which entitled us to receive increased earnings as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels were $51.9 million for the three months ended March 31, 2011.

        At March 31, 2011, Terra Nitrogen GP Inc. (TNGP) the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries) and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater

CF INDUSTRIES HOLDINGS, INC.

of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Noncontrolling Interest Reconciliation

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Three months ended March 31,
	2011			2010
	CFL	TNCLP	Total	CFL
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$365.6	$383.0	$16.0
Earnings attributable to noncontrolling interest	32.3	18.3	50.6	10.6
Declaration of distribution payable	—	(6.3)	(6.3)	—
Effect of exchange rate changes	1.2	—	1.2	1.2

Ending balance	$50.9	$377.6	$428.5	$27.8

Distributions payable to nontrolling interest:
Beginning balance	$78.0	$—	$78.0	$92.1
Declaration of distributions payable	—	6.3	6.3	—
Distributions to noncontrolling interest	—	(6.3)	(6.3)	—
Effect of exchange rate changes	2.2	—	2.2	3.4

Ending balance	$80.2	$—	$80.2	$95.5

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	March 31, 2011				December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$60.7	$—	$—	$60.7	$49.5	$—	$—	$49.5
U.S. federal government obligations	1,040.6	—	—	1,040.6	711.1	—	—	711.1
Other debt securities	32.8	—	—	32.8	37.1	—	—	37.1

Total cash and cash equivalents	$1,134.1	$—	$—	$1,134.1	$797.7	$—	$—	$797.7
Short-term investments	3.2	—	—	3.2	3.1	—	—	3.1
Investments in auction rate securities	109.9	—	(6.3)	103.6	110.4	—	(7.6)	102.8
Asset retirement obligation funds	95.0	—	—	95.0	95.0	—	—	95.0
Nonqualified employee benefit trusts	21.4	0.3	—	21.7	21.2	—	(0.3)	20.9

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at March 31, 2011 and December 31, 2010 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	March 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,134.1	$1,134.1	$—	$—
Available-for-sale short-term investments	3.2	3.2	—	—
Unrealized gains on natural gas derivatives	5.4	—	5.4	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	103.6	—	—	103.6
Nonqualified employee benefit trusts	21.7	21.7	—	—

Total assets at fair value	$1,363.0	$1,254.0	$5.4	$103.6

Unrealized losses on natural gas derivatives	$1.6	$—	$1.6	$—

Total liabilities at fair value	$1.6	$—	$1.6	$—

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$797.7	$797.7	$—	$—
Available-for-sale short-term investments	3.1	3.1	—	—
Unrealized gains on natural gas derivatives	6.6	—	6.6	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	102.8	—	—	102.8
Nonqualified employee benefit trusts	20.9	20.9	—	—

Total assets at fair value	$1,026.1	$916.7	$6.6	$102.8

Unrealized losses on natural gas derivatives	$3.5	$—	$3.5	$—

Total liabilities at fair value	$3.5	$—	$3.5	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At March 31, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        At March 31, 2011 and December 31, 2010, our short-term investments consisted of a Canadian Treasury Bill with an original maturity of twelve months.

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

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain asset retirement obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a Consent Decree entered in the third quarter of 2010 with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 18—Asset Retirement Obligations, for additional information regarding the trust and escrow account. The fair values of the ARO funds approximate their cost bases.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. During the first quarter of 2011, $0.5 million of our ARS were either sold or redeemed at par value.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 37 years. As of March 31, 2011, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	4.7
20 years up to 30 years	71.6
30 years up to 37 years	27.3

$103.6

        We currently intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their

CF INDUSTRIES HOLDINGS, INC.

recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income (loss).

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

        The following table provides a reconciliation of changes in our consolidated balance sheet for our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These assets currently consist of our investments in ARS. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Investments in auction rate securities
(in millions)
Fair value, January 1, 2011	$102.8
Sales and redemptions	(0.5)
Unrealized gain included in other comprehensive income (loss)	1.3

Fair value, March 31, 2011	$103.6

CF INDUSTRIES HOLDINGS, INC.

9.     Net Earnings (Loss) Per Share

        Net earnings (loss) per share were computed as follows:

	Three months ended March 31,
	2011	2010
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$282.0	$(4.4)

Basic earnings (loss) per common share:
Weighted average common shares outstanding	71.3	48.6

Net earnings (loss) attributable to common stockholders	$3.95	$(0.09)

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	71.3	48.6
Dilutive common shares—stock options	0.8	—

Diluted weighted average shares outstanding	72.1	48.6

Net earnings (loss) attributable to common stockholders	$3.91	$(0.09)

        In the computation of diluted net loss per common share for the three months ended March 31, 2010, 0.8 million potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive. For the three months ended March 31, 2011, there were no material anti-dilutive stock options.

10.   Pension and Other Postretirement Benefits

        We maintain four funded defined benefit pension plans: two U.S. plans and two Canadian plans. Three of the four plans are closed to new employees. One of our Canadian plans remains open to new employees. We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location.

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended March 31,
	2011	2010
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$3.0	$1.7
Interest cost on projected benefit obligation	9.1	4.2
Expected return on plan assets	(8.7)	(4.3)
Amortization of actuarial loss	1.5	0.8

Net periodic benefit cost	$4.9	$2.4

Retiree Medical
Service cost for benefits earned during the period	$0.7	$0.5
Interest cost on projected benefit obligation	1.0	0.6
Amortization of transition obligation	0.1	0.1
Amortization of actuarial loss	0.2	0.1

Net periodic benefit cost	$2.0	$1.3

        Our 2011 consolidated pension funding contributions are estimated to be approximately $21.6 million, of which approximately $0.9 million was funded in the first three months of 2011.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three months ended March 31, 2011 and 2010 was insignificant.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $2.8 million and $1.7 million to the plans for the three months ended March 31, 2011 and 2010, respectively.

CF INDUSTRIES HOLDINGS, INC.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended March 31,
	2011	2010
	(in millions)
Fixed asset disposals	$(32.7)	$—
Business combination costs	—	136.1
Peru project development costs	0.2	2.7
Bartow costs	0.8	0.9
Other	0.7	(0.4)

	$(31.0)	$139.3

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. and realized a pre-tax gain of $32.5 million, which is included in the line "Fixed asset disposals" in the table above. For further information on the sale of dry product warehouses, see Note 25—Related Party Transactions.

        Business combination costs include expenses associated with the Terra acquisition including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. See Note 4—Terra Acquisition for additional discussion of these events.

        Bartow costs consist of provisions for AROs and site maintenance costs at this closed facility. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack and cooling pond, and water treatment costs. For additional information on our AROs, see Note 18—Asset Retirement Obligations.

12.   Interest Expense

        Interest expense consisted of the following:

	Three months ended March 31,
	2011	2010
	(in millions)
Interest on borrowings	$29.8	$—
Fees on financing agreements	24.9	0.3
Interest capitalized and other	(2.6)	0.1

	$52.1	$0.4

        The fees on financing agreements for the three months ended March 31, 2011, includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of the previous balance of the senior secured term loan. Refer to Note 19—Financing Agreements, for additional information.

CF INDUSTRIES HOLDINGS, INC.

13.   Other Non-Operating—Net

        Details of other non-operating costs are as follows:

	Three months ended March 31,
	2011	2010
	(in millions)
Gain on sale of marketable equity securities	$—	$(28.3)
Other income	(0.3)	—

	$(0.3)	$(28.3)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock and realized a pre-tax gain of $28.3 million.

14.   Income Taxes

        Our income tax provision for the quarter ended March 31, 2011 was $158.8 million on pre-tax income of $482.9 million, or an effective tax rate of 32.9%, compared to an income tax benefit of $4.4 million on a pre-tax income of $1.7 million in the prior year's quarter. The effective tax rate for the first quarter of 2011 based upon pre-tax income exclusive of earnings attributable to noncontrolling interest was 36.7% compared to 49.6% in the prior year's quarter. The effective tax rate based upon pre-tax income exclusive of earnings attributable to noncontrolling interest was lower than in the prior year's quarter due to the impact of non-deductible costs associated with our acquisition of Terra and project development costs incurred in the prior year.

        For additional information concerning the income tax matters noted above, see Note 16—Income Taxes, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2011.

15.   Inventories

        Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Fertilizer	$335.8	$207.5
Raw materials, spare parts and supplies	59.4	62.8

	$395.2	$270.3

16.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures

CF INDUSTRIES HOLDINGS, INC.

related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$66.8	$57.4
Additions	1.2	3.0
Depreciation	(7.3)	(7.3)
Effect of exchange rate changes	0.4	0.4

Ending balance	$61.1	$53.5

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

17.   Equity Method Investments

        Equity method investments consist of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Operating equity method investments	$433.7	$421.7
Non-operating equity method investments	547.1	555.4

Investments in and advances to affiliates	$980.8	$977.1

Operating Equity Method Investments

        Our equity method investments included in operating earnings consist of: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended March 31,
	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$79.8	$—

Net earnings	$27.5	$—

Equity in earnings of operating affiliates	$11.5	$—

	March 31, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$148.4	$120.6
Long-term assets	152.5	147.4

Total assets	$300.9	$268.0

Current liabilities	$44.8	$33.0
Long-term liabilities	19.6	26.0
Equity	236.5	209.0

Total liabilities and equity	$300.9	$268.0

        The carrying value of these investments at March 31, 2011 was $433.7 million, which was $315.5 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of fixed assets, the value of an exclusive natural gas contract and goodwill. The increased basis for fixed assets and the gas contract are being depreciated over a period of approximately 23 years and 13 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. For the three months ended March 31, 2011, we purchased approximately $36.0 million of ammonia from PLNL.

        At March 31, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments is $11.8 million.

CF INDUSTRIES HOLDINGS, INC.

Non-Operating Equity Method Investments

        Our non-operating equity method investments consist of: (1) 50% ownership of KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland and (2) a 50% ownership in GrowHow UK Limited (GrowHow), which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and do not include the net earnings of these investments in earnings from operations since these operations do not provide additional capacity to us, nor are these operations integrated within our supply chain. GrowHow is a joint venture between us and Yara International ASA.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended March 31,
	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$530.3	$186.5

Net earnings	$23.2	$0.6

Equity in earnings of non-operating affiliates—net of taxes	$8.5	$0.1

	March 31, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$438.3	$454.1
Long-term assets	301.0	280.5

Total assets	$739.3	$734.6

Current liabilities	$285.6	$374.6
Long-term liabilities	118.2	117.6
Equity	335.5	242.4

Total liabilities and equity	$739.3	$734.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At March 31, 2011 and December 31, 2010, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the three months ended March 31, 2011 and 2010, we recognized interest income on advances to Keytrade of $0.1 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at March 31, 2011 was $534.7 million, which was $366.9 million more than our share of the affiliates' book value. The excess is attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of fixed assets, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being depreciated over periods ranging from 3 to 15 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

CF INDUSTRIES HOLDINGS, INC.

        At March 31, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $42.5 million.

18.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2010 to March 31, 2011 are summarized below:

(in millions)
Obligation at December 31, 2010	$119.8
Accretion expense	2.2
Liabilities incurred	0.8
Expenditures	(1.5)
Changes in estimate	—

Obligation at March 31, 2011	$121.3

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

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Current portion	$10.9	$8.1
Noncurrent portion	110.4	111.7

	$121.3	$119.8

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. In the first quarter of 2010, we made an annual contribution of $3.7 million to an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems. No contribution was necessary in the first quarter of 2011. At March 31, 2011, the balance in this escrow account was $13.2 million.

        In the third quarter of 2010, we entered into a Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP (the Plant City Consent Decree) with respect to our Plant

CF INDUSTRIES HOLDINGS, INC.

City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. In the fourth quarter of 2010, we established a trust for the benefit of the EPA and the FDEP and we deposited approximately $54.8 million into the trust. We also transferred approximately $26.9 million from our existing escrow account described above, resulting in a total balance in the trust at March 31, 2011 of $81.8 million. We must fund the remainder of the closure and long term care costs in 2011 and 2012, resulting in contributions currently estimated at $54.7 million in each of the fourth quarters of 2011 and 2012. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust.

        Prior to the Plant City Consent Decree, the Company's financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires the Company to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, and monitoring costs for the phosphogypsum stack system at our Bartow phosphate complex.

19.   Financing Agreements

        Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Term loan	$—	$341.1
Unsecured senior notes:
6.875% due 2018	800.0	800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	13.0	13.0

	$1,613.0	$1,954.1
Less: Current portion	—	—

Net long-term debt	$1,613.0	$1,954.1

Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement, with certain lenders, including Morgan Stanley Senior Funding, Inc. (MSSF), and MSSF as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) through the date of the Merger (see Note 4—Terra Acquisition) and a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate and must be repaid by April 5, 2015.

CF INDUSTRIES HOLDINGS, INC.

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At March 31, 2011, there was $483.3 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding.

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra, including the Exchange Offer and the Merger; to refinance certain existing indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020." In 2010, we also repaid an aggregate of $650 million of the Term Loan borrowings, and in the first quarter of 2011, we repaid the remaining balance of the Term Loan both with cash from operations. At March 31, 2011, there was no outstanding balance remaining on the Term Loan.

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

CF INDUSTRIES HOLDINGS, INC.

        At March 31, 2011, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.810 billion.

Terra Industries Senior Notes

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At March 31, 2011, the carrying value of the 2017 Notes that remain outstanding was $13.0 million and the fair value was approximately $12.8 million.

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

	Three months ended March 31,
	2011	2010
	(in millions)
Realized losses	$(9.6)	$(0.8)
Unrealized mark-to-market gains (losses)	0.7	(11.2)

Net derivative losses	$(8.9)	$(12.0)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	March 31, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$5.4	$6.6
Unrealized losses in other current liabilities	(1.6)	(3.5)

Net unrealized derivative gains	$3.8	$3.1

        As of March 31, 2011 and December 31, 2010, we had open derivative contracts for 30.6 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2011, we used derivatives to cover approximately 75.0% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At March 31, 2011, we had no cash collateral on deposit with counterparties for derivative contracts. At December 31, 2010, we had cash collateral of $2.6 million on deposit with derivative counterparties.

        As of March 31, 2011, we had no derivative instruments with credit-risk-related contingent features in a net liability position. As of December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $0.7 million for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. As of March 31, 2011 and December 31, 2010, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $3.8 million and $6.4 million, respectively. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

CF INDUSTRIES HOLDINGS, INC.

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

        A summary of stock option activity under the Plan through March 31, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,737,062	$36.14	$172.0
Exercised	(145,531)	20.13	17.3
Forfeited	(2,970)	82.89

Outstanding at March 31, 2011	1,588,561	37.52	157.7

Exercisable at March 31, 2011	1,275,937	26.19	141.1

        Cash received from stock option exercises for the three months ended March 31, 2011 was $2.9 million.

        A summary of restricted stock activity under the Plan through March 31, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	109,602	$84.46
Granted	723	138.40
Forfeited	(600)	81.30

Outstanding at March 31, 2011	109,725	84.83

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended March 31,
	2011	2010
	(in millions)
Stock-based compensation expense	$2.4	$1.8
Income tax benefit	(0.9)	(0.7)

Stock-based compensation expense, net of income taxes	$1.5	$1.1

CF INDUSTRIES HOLDINGS, INC.

        Unrecognized compensation cost as of March 31, 2011 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures (in millions)	$8.1	$4.3
Weighted-average period over which expense will be recognized	1.9 years	1.9 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three months ended March 31, 2011 was $6.0 million.

22.   Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding gain on securities	—	1.1	—	1.1
Reclassification to earnings	—	(21.4)	1.0	(20.4)
Effect of exchange rate changes and deferred taxes	1.2	7.8	(0.7)	8.3

Balance at March 31, 2010	$0.8	$(2.8)	$(52.2)	$(54.2)

Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	2.0	—	2.0
Reclassification to earnings	—	(0.1)	1.9	1.8
Effect of exchange rate changes and deferred taxes	24.5	(0.7)	(1.1)	22.7

Balance at March 31, 2011	$46.9	$(3.7)	$(70.0)	$(26.8)

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

EPCRA/CERCLA Investigation.

        Pursuant to a letter from the U.S. Department of Justice (DOJ) dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CF Industries, the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided information in response to the agency's inquiry on May 14 and May 29, 2009.

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

Louisiana Environmental Matters

Clean Air Act—Section 185 Fee.

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the 1-hour ozone standard) pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. The fee was to be assessed for each calendar year (beginning in 2006) until the area achieved compliance with the ozone NAAQS.

        Prior to the imposition of Section 185 fees, the EPA adopted a new ozone standard (the 8-hour ozone standard) and rescinded the 1-hour ozone standard. The Baton Rouge area was designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against CF Industries and other companies located in the Baton Rouge area.

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

CF INDUSTRIES HOLDINGS, INC.

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

Terra Environmental Matters

Nitric Acid Consent Decree

        In August 2007, a request for information was received from the EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at Terra's other nitric acid plants. Negotiations with the EPA have been ongoing since May 2008, and an agreement was reached to resolve this matter. On February 11, 2011, we executed a consent decree that will require the Company to achieve compliance with significantly lower nitrogen oxide emission standards. Compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors which have an estimated capital cost of approximately $15.0 million. The consent decree was lodged with the court on April 19, 2011 and is expected to be executed by representatives of the U.S. Department of Justice, the EPA, and the state governments in which each of the nitric acid plants are located. It is expected to become effective in May 2011 following the required thirty-day public comment period and entry of the consent decree by the court.

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

CF INDUSTRIES HOLDINGS, INC.

24.   Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses, restructuring and integration costs and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2011 and 2010 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2011
Net sales
Ammonia	$202.5	$—	$202.5
Urea	224.3	—	224.3
UAN	402.3	—	402.3
AN	61.3	—	61.3
DAP	—	186.0	186.0
MAP	—	62.1	62.1
Other	35.5	—	35.5

	925.9	248.1	1,174.0
Cost of sales	483.4	165.6	649.0

Gross margin	$442.5	$82.5	$525.0

Total other operating costs and expenses			2.1
Equity in earnings of operating affiliates			11.5

Operating earnings			$534.4

Three months ended March 31, 2010
Net sales
Ammonia	$60.6	$—	$60.6
Urea	183.0	—	183.0
UAN	82.9	—	82.9
DAP	—	135.2	135.2
MAP	—	40.2	40.2
Other	0.5	—	0.5

	327.0	175.4	502.4
Cost of sales	229.7	143.7	373.4

Gross margin	$97.3	$31.7	$129.0

Total other operating costs and expenses			155.5
Equity in earnings of operating affiliates			—

Operating loss			$(26.5)

CF INDUSTRIES HOLDINGS, INC.

        Assets at March 31, 2011 and December 31, 2010, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2011	$6,243.6	$632.4	$2,313.9	$9,189.9
December 31, 2010	$6,143.0	$618.3	$1,992.7	$8,754.0

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

25. Related Party Transactions

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. As a result of this sale of assets to GROWMARK, we received net proceeds of $38.1 million and reported a pre-tax gain of $32.5 million.

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three months ended March 31, 2011 and 2010 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2011 and December 31, 2010. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$631.2	$442.1	$408.5	$(307.8)	$1,174.0
Cost of sales	—	359.5	347.9	189.1	(247.5)	649.0

Gross margin	—	271.7	94.2	219.4	(60.3)	525.0

Selling, general and administrative	0.5	22.3	3.5	4.7	—	31.0
Restructuring and integration costs	—	1.1	1.0	—	—	2.1
Other operating—net	—	(31.0)	—	—	—	(31.0)

Total other operating costs and expenses	0.5	(7.6)	4.5	4.7	—	2.1
Equity in earnings (loss) of operating affiliates	—	(0.4)	1.0	10.9	—	11.5

Operating earnings (loss)	(0.5)	278.9	90.7	225.6	(60.3)	534.4
Interest expense	—	51.2	0.4	0.6	(0.1)	52.1
Interest income	—	(0.3)	4.4	(4.5)	0.1	(0.3)
Net (earnings) of wholly-owned subsidiaries	(282.4)	(144.5)	(143.1)	—	570.0	—
Other non-operating—net	—	—	(0.3)	—	—	(0.3)

Earnings before income taxes and equity in earnings of non-operating affiliates	281.9	372.5	229.3	229.5	(630.3)	482.9
Income tax provision (benefit)	(0.1)	90.1	67.1	1.7	—	158.8
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	8.5	—	8.5

Net earnings	282.0	282.4	162.2	236.3	(630.3)	332.6
Less: Net earnings attributable to noncontrolling interest	—	—	18.2	92.7	(60.3)	50.6

Net earnings attributable to common stockholders	$282.0	$282.4	$144.0	$143.6	$(570.0)	$282.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$299.8	$196.7	$637.6	$—	$1,134.1
Short-term investments	—	—	—	3.2	—	3.2
Accounts receivable	—	383.7	81.8	325.5	(530.7)	260.3
Inventories—net	—	276.5	75.4	43.3	—	395.2
Other	—	8.4	4.4	3.2	—	16.0

Total current assets	—	968.4	358.3	1,012.8	(530.7)	1,808.8
Property, plant and equipment—net	—	746.7	1,707.0	1,470.4	—	3,924.1
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,408.1	5,062.3	1,299.5	970.0	(8,759.1)	980.8
Investments in auction rate securities	—	103.6	—	—	—	103.6
Due from affiliates	1,955.0	—	1,419.4	—	(3,374.4)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	94.3	97.8	21.0	—	213.1

Total assets	$4,363.1	$7,071.2	$6,945.6	$3,474.2	$(12,664.2)	$9,189.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$218.9	$93.0	$57.3	$(30.9)	$338.3
Income taxes payable	—	0.3	133.4	2.8	—	136.5
Customer advances	—	503.7	198.0	45.6	—	747.3
Notes payable	—	—	277.9	14.9	(287.7)	5.1
Deferred income taxes	—	—	—	—	73.8	73.8
Distributions payable to noncontrolling interest	—	—	—	325.2	(245.0)	80.2
Other	—	2.2	—	0.5	—	2.7

Total current liabilities	—	725.1	702.3	446.3	(489.8)	1,383.9

Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	148.2	800.1	178.6	(73.7)	1,053.2
Due to affiliates	—	1,955.9	—	1,418.4	(3,374.3)	—
Other noncurrent liabilities	—	233.9	77.5	36.8	—	348.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,743.5	739.9	4,450.2	942.8	(6,132.9)	2,743.5
Retained earnings	1,645.7	1,695.0	328.4	312.1	(2,335.5)	1,645.7
Accumulated other comprehensive income (loss)	(26.8)	(26.8)	43.4	41.3	(57.9)	(26.8)

Total stockholders' equity	4,363.1	2,408.1	4,975.1	1,394.1	(8,777.3)	4,363.1
Noncontrolling interest	—	—	377.6	—	50.9	428.5

Total equity	4,363.1	2,408.1	5,352.7	1,394.1	(8,726.4)	4,791.6

Total liabilities and equity	$4,363.1	$7,071.2	$6,945.6	$3,474.2	$(12,664.2)	$9,189.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$282.0	$282.4	$162.2	$236.3	$(630.3)	$332.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Loss on extinguishment of debt	—	—	—	—	—	—
Depreciation, depletion and amortization	—	49.5	33.6	35.4	—	118.5
Deferred income taxes	2.2	9.0	10.2	(4.8)	—	16.6
Stock compensation expense	2.4	—	—	—	—	2.4
Excess tax benefit from stock-based compensation	(6.0)	—	—	—	—	(6.0)
Unrealized (gain) loss on derivatives	—	1.1	(0.4)	(1.4)	—	(0.7)
(Gain) on disposal of property, plant and equipment	—	(32.7)	—	—	—	(32.7)
Undistributed (earnings) loss of affiliates—net	(282.4)	(205.0)	(144.1)	(23.7)	630.3	(24.9)
Due to / from affiliates—net	(7.1)	7.4	55.9	(56.2)	—	—
Changes in (net of effects of acquisition):
Accounts receivable	—	228.9	(15.4)	(66.5)	(165.3)	(18.3)
Margin deposits	—	2.7	—	—	—	2.7
Inventories	—	(99.2)	(24.7)	0.5	—	(123.4)
Accrued income taxes	—	15.1	49.5	6.6	—	71.2
Accounts payable and accrued expenses	—	33.2	(177.0)	(7.3)	165.3	14.2
Customer advances—net	—	218.4	116.8	(19.5)	—	315.7
Other—net	—	(2.2)	(3.6)	9.1	—	3.3

Net cash provided by (used in) operating activities	(8.9)	508.6	63.0	108.5	—	671.2

Investing Activities:
Additions to property, plant and equipment	—	(25.8)	(24.0)	(5.1)	—	(54.9)
Proceeds from sale of property, plant and equipment	—	39.2	—	—	—	39.2
Sales and maturities of short-term and auction rate securities	—	0.5	—	—	—	0.5
Other—net	—	—	—	31.3	—	31.3

Net cash provided by (used in) investing activities	—	13.9	(24.0)	26.2	—	16.1

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—		(346.0)
Dividends paid on common stock	(7.1)	—	—	—	—	(7.1)
Dividends to / from affiliates	7.1	(7.1)	—	—	—	—
Distributions to noncontrolling interest	—	—	(6.3)	—	—	(6.3)
Issuances of common stock under employee stock plans	2.9	—	—	—	—	2.9
Excess tax benefit from stock-based compensation	6.0	—	—	—	—	6.0

Net cash provided by (used in) financing activities	8.9	(353.1)	(6.3)	—	—	(350.5)

Effect of exchange rate changes on cash and cash equivalents	—	(5.8)	—	5.4	—	(0.4)

Increase in cash and cash equivalents	—	163.6	32.7	140.1	—	336.4
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$299.8	$196.7	$637.6	$—	$1,134.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$467.4	$—	$97.4	$(62.4)	$502.4
Cost of sales	—	349.6	—	66.1	(42.3)	373.4

Gross margin	—	117.8	—	31.3	(20.1)	129.0

Selling, general and administrative	0.3	15.6	—	0.3	—	16.2
Other operating—net	136.1	3.2	—	—	—	139.3

Total other operating costs and expenses	136.4	18.8	—	0.3	—	155.5
Equity in earnings of operating affiliates	—	—	—	—	—	—

Operating earnings (loss)	(136.4)	99.0	—	31.0	(20.1)	(26.5)
Interest expense	—	0.3	—	0.1	—	0.4
Interest income	—	(0.3)	—	—	—	(0.3)
Net (earnings) loss of wholly-owned subsidiaries	(65.4)	(0.2)	—	—	65.6	—
Other non-operating—net	—	(28.3)	—	—	—	(28.3)

Earnings before income taxes and equity in earnings of non-operating affiliates	(71.0)	127.5	—	30.9	(85.7)	1.7
Income tax provision (benefit)	(66.6)	62.1	—	0.1	—	(4.4)
Equity in earnings of unconsolidated affiliates—net of taxes	—	—	—	0.1	—	0.1

Net earnings (loss)	(4.4)	65.4	—	30.9	(85.7)	6.2
Less: Net earnings attributable to noncontrolling interest	—	—	—	30.7	(20.1)	10.6

Net earnings (loss) attributable to common stockholders	$(4.4)	$65.4	$—	$0.2	$(65.6)	$(4.4)

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$136.2	$164.0	$497.5	$—	$797.7
Short-term investments	—	—	—	3.1	—	3.1
Accounts receivable	—	540.9	66.3	256.2	(624.5)	238.9
Inventories—net	—	177.8	49.3	43.2	—	270.3
Prepaid income taxes	—	18.3	—	3.4	(21.7)	—
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	19.0	6.2	6.2	—	31.4

Total current assets	2.2	892.2	285.8	809.6	(648.4)	1,341.4
Property, plant and equipment—net	—	747.9	1,712.6	1,481.8	—	3,942.3
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,106.4	4,893.4	1,193.4	967.4	(8,183.5)	977.1
Investments in auction rate securities	—	102.8	—	—	—	102.8
Due from affiliates	1,941.9	—	1,409.4	—	(3,351.3)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	111.6	100.5	18.8	—	230.9

Total assets	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$180.0	$95.0	$63.8	$(15.7)	$323.2
Income taxes payable	—	—	83.9	—	(21.7)	62.2
Customer advances	—	285.4	81.1	65.0	—	431.5
Notes payable	—	—	452.9	14.5	(462.5)	4.9
Deferred income taxes	—	38.6	—	—	—	38.6
Distributions payable to noncontrolling interest	—	—	—	224.5	(146.5)	78.0
Other	—	8.7	0.5	1.0	—	10.2

Total current liabilities	0.1	512.7	713.4	368.8	(646.4)	948.6

Long-term debt	—	1,941.1	13.0			1,954.1
Deferred income taxes	—	108.6	789.7	178.5	(2.1)	1,074.7
Due to affiliates	—	1,942.8	—	1,408.5	(3,351.3)	—
Other noncurrent liabilities	—	232.2	76.0	35.0	—	343.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,732.2	739.9	4,450.2	1,009.6	(6,199.7)	2,732.2
Retained earnings	1,370.8	1,419.8	184.4	168.4	(1,772.6)	1,370.8
Accumulated other comprehensive income (loss)	(53.3)	(53.3)	19.8	10.9	22.6	(53.3)

Total stockholders' equity	4,050.4	2,106.4	4,807.5	1,286.8	(8,200.7)	4,050.4
Noncontrolling interest	—	—	365.7	—	17.3	383.0

Total equity	4,050.4	2,106.4	5,173.2	1,286.8	(8,183.4)	4,433.4

Total liabilities and equity	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

        At December 31, 2010, our condensed, consolidating balance sheet contained in our annual report on Form 10-K included an intercompany receivable totaling $1,409.4 million in the Guarantor Subsidiaries column incorrectly reported in the current asset line "Deferred income taxes" that should have been reported in the noncurrent asset line "Due from affiliates." Offsetting incorrect amounts were reported in the Eliminations column. There was no impact on total assets reported in the Guarantor Subsidiaries column and no impact on any assets reported in the Consolidated column, as the account is eliminated in consolidation. We have corrected the error, which we deem to be immaterial, in the condensed, consolidating balance sheet as of December 31, 2010 shown above.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$(4.4)	$65.4	$—	$30.9	$(85.7)	$6.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	25.4	—	2.9	—	28.3
Deferred income taxes	—	0.1	—	—	—	0.1
Stock compensation expense	1.8	—	—	—	—	1.8
Excess tax benefit from stock-based compensation	(0.4)	—	—	—	—	(0.4)
Unrealized (gain) loss on derivatives	—	11.2	—	—	—	11.2
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	0.6	—	—	—	0.6
Undistributed (earnings) loss of affiliates—net	(65.4)	(20.3)	—	(0.1)	85.7	(0.1)
Due to / from affiliates—net	67.7	(67.7)	—	—	—	—
Changes in:
Accounts receivable	—	13.9	—	(40.3)	—	(26.4)
Margin deposits	—	—	—	(0.1)	—	(0.1)
Inventories	—	(85.5)	—	6.7	—	(78.8)
Prepaid product and expenses	—	0.8	—	0.4	—	1.2
Accrued income taxes	—	(7.9)	—	—	—	(7.9)
Accounts payable and accrued expenses	—	12.4	—	(4.5)	—	7.9
Product exchanges—net	—	6.0	—	—	—	6.0
Customer advances—net	—	123.0	—	—	—	123.0
Other—net	(0.1)	3.1	—	0.2	—	3.2

Net cash provided by (used in) operating activities	(0.8)	52.2	—	(3.9)	—	47.5

Investing Activities:
Additions to property, plant and equipment	—	(24.8)	—	(4.2)	—	(29.0)
Proceeds from sale of property, plant and equipment	—	6.0	—	—	—	6.0
Purchases of short-term securities	—	(25.4)	—	—	—	(25.4)
Sales and maturities of short-term and auction rate securities	—	187.0	—	—	—	187.0
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Other—net	—	0.2	—	—	—	0.2

Net cash provided by (used in) investing activities	—	306.4	—	(4.2)	—	302.2

Financing Activities:
Debt issuance costs	—	(32.1)	—	—	—	(32.1)
Dividends paid on common stock	(4.8)	—	—	—	—	(4.8)
Dividends to / from affiliates	4.8	(4.8)	—	—	—	—
Issuances of common stock under employee stock plans	0.4	(0.1)	—	—	—	0.3
Excess tax benefit from stock-based compensation	0.4	—	—	—	—	0.4

Net cash provided by (used in) financing activities	0.8	(37.0)	—	—	—	(36.2)

Effect of exchange rate changes on cash and cash equivalents	—	(7.9)	—	7.8	—	(0.1)

Increase (decrease) in cash and cash equivalents	—	313.7	—	(0.3)	—	313.4
Cash and cash equivalents at beginning of period	—	663.0	—	34.1	—	697.1

Cash and cash equivalents at end of period	$—	$976.7	$—	$33.8	$—	$1,010.5

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Industries Holdings, Inc.

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2011 Compared to the First Quarter of 2010

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our environmental and industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations.

        The principal customers for both our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors.

        Our principal assets include:

  •
  five nitrogen fertilizer manufacturing facilities in Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi, Woodward, Oklahoma, and the largest nitrogen fertilizer complex in North America, located in Donaldsonville, Louisiana;

CF INDUSTRIES HOLDINGS, INC.

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

  •
  one of the largest integrated ammonium phosphate fertilizer complexes in the United States in Plant City, Florida;

  •
  the most-recently constructed phosphate rock mine and associated beneficiation plant in the United States in Hardee County, Florida;

  •
  an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

  •
  joint venture investments which we account for under the equity method which include:

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving the British agricultural and industrial markets;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products, for a purchase price of $4.6 billion. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. Therefore, Terra's financial results are not included in the consolidated financial results for the first quarter of 2010. Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 4 and 19 to our unaudited consolidated financial statements and in the section titled "Acquisition of Terra Industries Inc." later in this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $282.0 million in the first quarter of 2011 compared to a net loss of $4.4 million in the same quarter of 2010. Our results for the first quarter of 2011 included:

  •
  $51.8 million ($32.0 million after tax) of net interest expense, including $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan;

  •
  a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses;

  •
  $2.1 million ($1.3 million after tax) of restructuring and integration costs associated with the acquisition of Terra; and

  •
  a net $0.7 million pre-tax unrealized mark-to-market gain ($0.4 million after tax) on natural gas derivatives.

  •
  The net loss attributable to common stockholders of $4.4 million in the first quarter of 2010 included $138.8 million ($136.9 million after tax) of business combination related expenses and project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra's common stock acquired in connection with our 2009 proposals to acquire Terra, and a net $11.2 million pre-tax unrealized mark-to-market loss ($6.9 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $396.0 million to $525.0 million in the first quarter of 2011 from $129.0 million in the same quarter of 2010 due primarily to the acquisition of Terra and higher average nitrogen and phosphate fertilizer selling prices.

  •
  Our net sales increased $671.6 million to $1,174.0 million in the first quarter of 2011, more than doubling from $502.4 million in the comparable period of the prior year. The increase in net sales was due primarily to the inclusion of Terra net sales and higher average nitrogen and phosphate fertilizer selling prices, partially offset by lower phosphate fertilizer sales volumes. Total sales volume increased 1.6 million tons, or 95%, in 2011 to 3.3 million tons as compared to 2010, due primarily to the acquisition of Terra.

  •
  Cash flow from operations increased $623.7 million to $671.2 million in the first quarter of 2011, due primarily to the impact of the Terra acquisition, stronger market conditions in 2011 compared to 2010, and lower working capital requirements, including a $315.7 million increase in customer advances on forward fertilizer orders.

  •
  We paid cash dividends of $7.1 million and $4.8 million in the first quarters of 2011 and 2010, respectively. The increase in cash dividends was due to an increase in the number of common shares outstanding during the first three months of 2011 compared to the same period of the prior year.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three months ended March 31,
	2011	2010	2011 v. 2010
	(in millions, except per share amounts)
Net sales	$1,174.0	$502.4	$671.6
Cost of sales	649.0	373.4	275.6

Gross margin	525.0	129.0	396.0

Selling, general and administrative	31.0	16.2	14.8
Restructuring and integration costs	2.1	—	2.1
Other operating—net	(31.0)	139.3	(170.3)

Total other operating costs and expenses	2.1	155.5	(153.4)
Equity in earnings of operating affiliates	11.5	—	11.5

Operating earnings (loss)	534.4	(26.5)	560.9
Interest expense	52.1	0.4	51.7
Interest income	(0.3)	(0.3)	—
Other non-operating—net	(0.3)	(28.3)	28.0

Earnings before income taxes and equity in earnings of non-operating affiliates	482.9	1.7	481.2
Income tax provision (benefit)	158.8	(4.4)	163.2
Equity in earnings of non-operating affiliates—net of taxes	8.5	0.1	8.4

Net earnings	332.6	6.2	326.4
Less: Net earnings attributable to noncontrolling interest	50.6	10.6	40.0

Net earnings (loss) attributable to common stockholders	$282.0	$(4.4)	$286.4

Diluted net earnings (loss) per share attributable to common stockholders	$3.91	$(0.09)	$4.00
Diluted weighted average common shares outstanding	72.1	48.6	23.5
Dividends declared per common share	$0.10	$0.10	$—

First Quarter of 2011 Compared to the First Quarter of 2010

Consolidated Operating Results

        Our total gross margin increased $396.0 million to $525.0 million for the first quarter of 2011 from $129.0 million for the same period of 2010 due to increased gross margin in the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $345.2 million to $442.5 million in the first quarter of 2011 compared to $97.3 million in the comparable quarter of the prior year due to the Terra acquisition, higher average nitrogen fertilizer selling prices, lower realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives in 2011 compared to unrealized losses in 2010. In the phosphate segment, gross margin increased by $50.8 million to $82.5 million in the first quarter of 2011 compared to $31.7 million in the first quarter of 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher phosphate raw material costs and lower phosphate sales volume.

        Net earnings attributable to common stockholders of $282.0 million for the three months ended March 31, 2011 included $51.8 million ($32.0 million after tax) of net interest expense, including

CF INDUSTRIES HOLDINGS, INC.

$19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $2.1 million ($1.3 million after tax) of restructuring and integration costs associated with the acquisition of Terra, and a net $0.7 million pre-tax unrealized mark-to-market gain ($0.4 million after tax) on natural gas derivatives.

        The net loss attributable to common stockholders for the three months ended March 31, 2010 of $4.4 million included $138.8 million ($136.9 million after tax) of business combination related expenses and project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra's common stock acquired in connection with our 2009 proposals to acquire Terra, and a net $11.2 million pre-tax unrealized mark-to-market loss ($6.9 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased $671.6 million to $1,174.0 million in the first quarter of 2011 from $502.4 million in the first quarter of 2010. This $671.6 million increase was due primarily to the inclusion of Terra net sales and higher average nitrogen and phosphate fertilizer selling prices, partially offset by lower phosphate fertilizer sales volumes. Total sales volume increased 1.6 million tons, or 95%, in 2011 to 3.3 million tons as compared to 2010, due to the acquisition of Terra.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $170 per ton in the first quarter of 2011 compared to $192 per ton in the first quarter of 2010. This 11% decrease was due primarily to lower realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the first quarter of 2011 compared to unrealized losses in the prior year period. Phosphate segment cost of sales averaged $376 per ton in the first quarter of 2011 compared to $299 per ton in the prior year period, an increase of 26%, due primarily to higher raw material costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $14.8 million to $31.0 million in the first quarter of 2011 from $16.2 million in the first three months of 2010 due primarily to the acquisition of Terra and costs associated with the design and implementation of a new Enterprise Resource Planning (ERP) software system.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $2.1 million incurred to integrate the operations of Terra. A summary of our restructuring actions and associated charges is included in Note 5 to our unaudited consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Net other operating income was $31.0 million in the first quarter of 2011, as compared to an expense of $139.3 million in the first quarter of 2010. The income recorded in the first quarter of 2011 is primarily the $32.5 million gain that was recognized on the sale of four dry-product warehouses. The expense in the first quarter of 2010 is primarily business combination costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA in the first quarter of 2010, the cost of responding to Agrium Inc.'s proposed acquisition of CF Holdings, and project development costs.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first quarter of 2011 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas.

Interest—Net

        Net interest expense was $51.8 million in the first quarter of 2011 compared to $0.1 million in the same quarter of 2010. The increase was due primarily to interest expense and amortization of debt issuance costs associated with our senior secured term facility and senior notes. Interest expense in the first quarter of 2011 includes $19.9 million of accelerated amortization of debt fees recognized upon repayment of the senior secured term loan.

Other Non-Operating—Net

        Net other non-operating income was $0.3 million in the first quarter of 2011 compared to $28.3 million in the first quarter of 2010. The income in the first quarter of 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra's common stock.

Income Taxes

        Our income tax provision for the quarter ended March 31, 2011 was $158.8 million on pre-tax income of $482.9 million, or an effective tax rate of 32.9%, compared to an income tax benefit of $4.4 million on a pre-tax income of $1.7 million in the prior year's first quarter. The effective tax rate for the first quarter of 2011 based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was 36.7% compared to 49.6% in the prior year's first quarter. The effective tax rate based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was lower than in the prior year's quarter due to the impact of non-deductible costs associated with our acquisition of Terra and project development costs incurred in the prior year. See Note 16 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the first quarter of 2011 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During the first quarter of 2011, the Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our unaudited consolidated financial statements.

Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders

        Diluted net earnings (loss) per share attributable to common stockholders increased to $3.91 in the first quarter of 2011 from a net loss of $0.09 in the first quarter of 2010 due primarily to the increase in net earnings attributable to common stockholders, partially offset by an increase in diluted weighted average shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in conjunction with the Terra acquisition and 12.9 million shares in the subsequent public offering.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended March 31,
	2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$925.9	$327.0	$598.9
Cost of sales	483.4	229.7	253.7

Gross margin	$442.5	$97.3	$345.2
Gross margin percentage	47.8%	29.8%
Tons of product sold (000s)	2,841	1,198	1,643
Sales volume by product (000s)
Ammonia	410	189	221
Urea	604	598	6
UAN	1,454	404	1,050
AN	244	—	n/a
Other nitrogen products	129	7	122
Average selling price per ton by product
Ammonia	$494	$321	$173
Urea	371	306	65
UAN	277	205	72
AN	251	—	n/a
Cost of natural gas (per MMBtu)(1)	$4.32	$5.13	$(0.81)
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.16	$5.15	$(0.99)
Depreciation and amortization	$78.3	$15.6	$62.7
Capital expenditures	$45.8	$16.5	$29.3
Production volume by product (000s)
Ammonia(2)	1,847	871	976
Granular urea	651	603	48
UAN (32%)	1,574	545	1,029
AN	283	—	n/a

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

First Quarter of 2011 Compared to the First Quarter of 2010

        Net Sales.    Nitrogen segment net sales increased $598.9 million to $925.9 million in the first quarter of 2011 compared to $327.0 million in the first quarter of 2010 due primarily to the acquisition of Terra and higher average nitrogen fertilizer selling prices. Average nitrogen fertilizer selling prices increased from $273 per ton in the first quarter of 2010 to $326 per ton in the first quarter of 2011. Selling prices across all nitrogen fertilizer products increased in the first quarter of 2011 compared to the first quarter of 2010 due to increased demand resulting from expectations for a significant increase

CF INDUSTRIES HOLDINGS, INC.

in planted acres in the spring. Nitrogen segment sales volume in the first quarter of 2011 increased 1.6 million tons, more than doubling from the first quarter of 2010, due to the acquisition of Terra.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $170 per ton in the first quarter of 2011 compared to $192 per ton in the first quarter of 2010. The 11% decrease was due primarily to lower realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the first quarter of 2011 compared to unrealized losses in the same period of the prior year. We recognized a $0.7 million unrealized mark-to-market gain in the first quarter of 2011 compared to a net $11.2 million unrealized mark-to-market loss in the first quarter of 2010.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended March 31,
	2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$248.1	$175.4	$72.7
Cost of sales	165.6	143.7	21.9

Gross margin	$82.5	$31.7	$50.8
Gross margin percentage	33.3%	18.1%
Tons of product sold (000s)	440	480	(40)
Sales volume by product (000s)
DAP	331	374	(43)
MAP	109	106	3
Domestic vs. export sales (000s)
Domestic	394	389	5
Export	46	91	(45)
Average selling price per ton by product
DAP	$562	$361	$201
MAP	569	379	190
Depreciation, depletion and amortization	$11.8	$12.1	$(0.3)
Capital expenditures	$4.5	$12.4	$(7.9)
Production volume by product (000s)
Phosphate rock	853	721	132
Sulfuric acid	667	577	90
Phosphoric acid as P2O5(1)	262	221	41
DAP/MAP	519	438	81

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2011 Compared to the First Quarter of 2010

        Net Sales.    Phosphate segment net sales increased $72.7 million to $248.1 million in the first quarter of 2011 compared to $175.4 million in the first quarter of 2010 due primarily to higher average phosphate fertilizer selling prices, partially offset by lower phosphate segment sales volume. Average phosphate fertilizer selling prices for the first quarter of 2011 increased by 55% compared to the prior year, resulting from strength in the global market and low domestic inventories in light of the expectations of increases in planted acres in the spring. Our total volume of phosphate fertilizer sales of 440,000 tons in the first quarter of 2011 was 8% lower than in the first quarter of 2010 due primarily to lower inventories entering 2011.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $376 per ton in the first quarter 2011 compared to $299 per ton in the prior year period. The 26% increase was due primarily to higher raw material costs for sulfur and ammonia.

Liquidity and Capital Resources

        Generally, our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service requirements, investments and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business.

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

Cash Balances

        As of March 31, 2011, we had cash and cash equivalents of $1,134.1 million, short-term investments of $3.2 million and a $747.3 million current liability attributable to customer advances. As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million and a $431.5 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        As of March 31, 2011, our investments in auction rate securities were reported at their fair value of $103.6 million, after reflecting a $6.3 million unrealized holding loss against a par value of $109.9 million. At December 31, 2010, our investments in auction rate securities totaled $102.8 million, after reflecting a $7.6 million unrealized holding loss against a par value of $110.4 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first quarter of 2011, $0.5 million of auction rate securities were either sold or redeemed at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

CF INDUSTRIES HOLDINGS, INC.

        We determined the fair value of these investments at March 31, 2011 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 8 to our unaudited consolidated financial statements for additional information regarding our investments in auction rate securities.

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

Debt

        As of March 31, 2011, we had $1.6 billion of outstanding senior notes and $13.0 million of the Terra 7% senior notes due 2017 (2017 Notes). As of December 31, 2010, we had $346.0 million of borrowings outstanding under our senior secured term loan facility (term loan facility), $1.6 billion of outstanding senior notes, and $13.0 million of 2017 Notes. During the first quarter of 2011, we repaid the remaining $346.0 million of borrowings outstanding under the term loan facility using cash generated from operations. Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $5.1 million as of March 31, 2011 compared to $4.9 million as of December 31, 2010.

        We have a senior secured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of March 31, 2011 and December 31, 2010, $483.3 million was available for borrowing under the revolving credit facility, reflecting $16.7 million of outstanding letters of credit and no outstanding borrowings thereunder.

        The credit agreement governing our revolving credit facility includes representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. Our senior notes indentures also include certain covenants and events of default. As of March 31, 2011, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Note 19 to our unaudited consolidated financial statements for additional information regarding our outstanding indebtedness.

CF INDUSTRIES HOLDINGS, INC.

Acquisition of Terra Industries Inc.

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation, our indirect wholly-owned subsidiary (Composite), with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary. The acquisition of Terra has made the Company a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, and significantly increased our scale and capital market presence.

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

        On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under the senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility.

        In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt.

        See Note 19 to our unaudited consolidated financial statements, for further information regarding these financing arrangements.

Forward Sales

        We offer our customers the opportunity to purchase product on a forward basis, including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price

CF INDUSTRIES HOLDINGS, INC.

purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the fair value of the derivatives and our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate fertilizer manufacturing costs. As a result, we typically are exposed to margin risk on phosphate fertilizer products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of March 31, 2011 and December 31, 2010, we had approximately $747.3 million and $431.5 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in both the first quarter of 2011 and 2010, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders at any point in time may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported sales. We also may be subject to certain charges under these arrangements should we be unable to deliver product at the specified time. If the level of forward sales were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our senior secured revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

Natural Gas Derivatives

        We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on forward sales contracts. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our forward sales.

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

CF INDUSTRIES HOLDINGS, INC.

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

        As of March 31, 2011, we had no derivative instruments with credit risk related contingent features in a net liability position and had no cash collateral on deposit with counterparties for derivative contracts.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We contributed $3.7 million in February of 2010 to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. No contribution was necessary in the first quarter of 2011. At March 31, 2011, the balance in this escrow account was $13.2 million.

        In the third quarter of 2010, we entered into a consent decree (the Plant City Consent Decree) with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires us to provide financial assurance with respect to our ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. In the fourth quarter of 2010, we established a trust for the benefit of the EPA and the FDEP and we deposited approximately $54.8 million into the trust. We also transferred approximately $26.9 million from our existing escrow account described above, resulting in a total deposit into the trust of approximately $81.8 million. We must fund the remainder of the closure, long term care, and water management costs in 2011 and 2012, resulting in contributions currently estimated at $54.7 million in each of the fourth quarters of 2011 and 2012. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust.

        Prior to the Plant City Consent Decree, our financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires us to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, monitoring, and water management costs for the phosphogypsum stack system at our closed Bartow phosphate complex.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 18 to our unaudited consolidated financial statements. These expense amounts are expected to differ from

CF INDUSTRIES HOLDINGS, INC.

the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

        We contributed approximately $0.9 million to our pension plans in the first three months of 2011. We expect to contribute approximately $20.7 million to our pension plans in the remaining nine months of 2011.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first quarter of 2011 was $671.2 million as compared to $47.5 million in the first quarter of 2010. The $623.7 million increase in cash provided by operating activities was due primarily to the impact of the Terra acquisition, improved financial performance in both the nitrogen and phosphate segments and favorable net working capital changes in the business in the first quarter of 2011 versus 2010. The net decrease in cash invested in working capital was due primarily to a $315.7 million increase in customer advances, partially offset by a $123.4 million increase in inventories. The increase in inventories at March 31, 2011 compared to December 31, 2010 was due to higher nitrogen and phosphate fertilizer inventory quantities on-hand in anticipation of the spring fertilizer application season.

Investing Activities

        Net cash provided by investing activities was $16.1 million in the first quarter of 2011 compared to $302.2 million provided in the first quarter of 2010. The $286.1 million decrease in cash provided by investing activities in the first quarter of 2011 was due primarily to the absence in 2011 of the sales of marketable equity securities and short-term investments that occurred in the first quarter of 2010 to fund the Terra acquisition. Net sales of short-term investments and redemptions of auction rate securities were $0.5 million during the first three months of 2011 compared to $161.6 million during the same period of 2010. The quarter over quarter increase in additions to property, plant and equipment is due primarily to the Terra acquisition. Proceeds from the sale of property, plant and equipment in the first quarter of 2011 includes $38.1 million for the sale of four dry product warehouses.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

        Net cash used in financing activities was $350.5 million in the first quarter of 2011 compared to $36.2 million in the first quarter of 2010. The $314.3 million increase was due primarily to the $346.0 million repayment of the term loan related to the Terra acquisition. See the "Acquisition of Terra Industries Inc." and "Debt" sections of this discussion and analysis for additional information.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2011:

	Remainder of 2011	2012	2013	2014	2015	After 2015	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,613.0	$1,613.0
Notes payable(2)	5.1	—	—	—	—	—	5.1
Interest payments on long-term debt and notes payable(1)	116.0	117.1	117.1	117.1	114.0	376.4	957.7
Other Obligations
Operating leases	50.9	59.2	39.2	23.0	18.1	62.7	253.1
Equipment purchases and plant improvements	59.7	20.3	7.6	—	—	—	87.6
Transportation(3)	57.9	27.0	24.8	14.8	15.2	159.1	298.8
Purchase obligations(4)(5)	437.1	360.1	304.8	168.1	167.5	490.8	1,928.4
Keytrade Commerical Agreement(6)	0.5	—	—	—	—	—	0.5
Contributions to Pension Plans(7)	20.7	—	—	—	—	—	20.7

Total(8)	$747.9	$583.7	$493.5	$323.0	$314.8	$2,702.0	$5,164.9

(1)
Based on debt balances and interest rates as of March 31, 2011.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2011 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based mainly on prevailing NYMEX forward prices at March 31, 2011.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at March 31, 2011 is $161.7 million with a total remaining commitment of $1.3 billion. Also, purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(6)
Represents the minimum contractual commitment to Keytrade for handling UAN import and phosphate export transactions per the terms of a commercial agreement we have with Keytrade.

(7)
Represents the contributions we expect to make to our pension plans during the remainder of 2011. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Excludes $57.0 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 16—Income Taxes, to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from one to four years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. The Deerfield corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis over its ten year term. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2010 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first quarter of 2011.

Recent Accounting Pronouncements

        See Note 3 to our unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 25, 2011. Such factors include, among others:

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

  •
  our ability to integrate the Terra businesses promptly and effectively and to achieve the cost savings and synergies we anticipate from the acquisition within the expected time frame or at all, the potential for disruption from the acquisition to make it more difficult for us to maintain relationships with customers, employees or suppliers, and the impact of system integration efforts, including the implementation of a new enterprise resource planning (ERP) system;

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

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions and climate change;

CF INDUSTRIES HOLDINGS, INC.

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

Investments in Auction Rate Securities

        As of March 31, 2011, we had $103.6 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at March 31, 2011 was $6.3 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $103.6 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $6.0 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $1.1 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of March 31, 2011, we had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. The fair value of our long-term debt at March 31, 2011 was approximately $1.8 billion. Our senior secured revolving credit facility bears a current market rate of interest and we are subject to interest rate risk on borrowings under the facility. However, as of March 31, 2011, there were no borrowings under the facility.

        We had notes payable of approximately $5.1 million as of March 31, 2011, that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $51,000 change in pre-tax income on an annual basis.

        Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of March 31, 2011. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

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

        As of March 31, 2011 and December 31, 2010, we had open derivative contracts for 30.6 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2011, we used derivatives to cover approximately 75% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $30.6 million.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        In April 2010, CF completed its acquisition of Terra. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

        The Company has begun a process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation will occur over several years in phases. This activity involves the migration of multiple legacy systems and users to a common SAP information platform.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the Company is signing the certifications attached to this Quarterly Report on Form 10-Q and dated May 6, 2011, as the person performing the functions of the Company's principal financial officer. As previously announced, the Company's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the Company has not yet appointed a successor.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 67 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 6, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 6, 2011	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text*

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.