Form 10-Q
period 2011-06-30
CF Industries Holdings, Inc.
filed 2011-08-05
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 OR
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

        71,753,373 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 29, 2011.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net sales	$1,801.7	$1,307.9	$2,975.7	$1,810.3
Cost of sales	934.3	911.1	1,583.3	1,284.5

Gross margin	867.4	396.8	1,392.4	525.8

Selling, general and administrative	31.7	28.3	62.7	44.5
Restructuring and integration costs	1.3	9.3	3.4	9.3
Other operating—net	3.9	10.3	(27.1)	149.6

Total other operating costs and expenses	36.9	47.9	39.0	203.4
Equity in earnings of operating affiliates	14.2	1.5	25.7	1.5

Operating earnings	844.7	350.4	1,379.1	323.9
Interest expense	30.8	111.9	82.9	112.3
Interest income	(0.9)	(0.4)	(1.2)	(0.7)
Loss on extinguishment of debt	—	17.0	—	17.0
Other non-operating—net	(0.2)	0.2	(0.5)	(28.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	815.0	221.7	1,297.9	223.4
Income tax provision	281.0	89.9	439.8	85.5
Equity in earnings of non-operating affiliates—net of taxes	9.8	4.8	18.3	4.9

Net earnings	543.8	136.6	876.4	142.8
Less: Net earnings attributable to noncontrolling interest	56.4	31.5	107.0	42.1

Net earnings attributable to common stockholders	$487.4	$105.1	$769.4	$100.7

Net earnings per share attributable to common stockholders:
Basic	$6.81	$1.56	$10.77	$1.73

Diluted	$6.75	$1.54	$10.66	$1.71

Weighted average common shares outstanding:
Basic	71.6	67.4	71.4	58.1

Diluted	72.2	68.2	72.2	58.8

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Net earnings	$543.8	$136.6	$876.4	$142.8
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	1.7	(32.6)	26.9	(30.6)
Unrealized gain (loss) on securities—net of taxes	1.6	(0.7)	2.8	(13.2)
Defined benefit plans—net of taxes	1.5	1.2	2.3	1.5

	4.8	(32.1)	32.0	(42.3)

Comprehensive income	548.6	104.5	908.4	100.5
Less: Comprehensive income attributable to the noncontrolling interest	56.6	30.5	107.9	41.9

Comprehensive income attributable to common stockholders	$492.0	$74.0	$800.5	$58.6

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,355.6	$797.7
Short-term investments	3.2	3.1
Accounts receivable	424.5	238.9
Inventories—net	277.0	270.3
Other	20.1	31.4

Total current assets	2,080.4	1,341.4
Property, plant and equipment, net of accumulated depreciation,
depletion and amortization of $2,321.3 and $2,152.5	3,869.5	3,942.3
Asset retirement obligation funds	95.0	95.0
Investments in and advances to affiliates	1,003.5	977.1
Investments in auction rate securities	81.8	102.8
Goodwill	2,064.5	2,064.5
Other assets	225.3	230.9

Total assets	$9,420.0	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$346.8	$323.2
Income taxes payable	136.0	62.2
Customer advances	401.3	431.5
Notes payable	5.1	4.9
Deferred income taxes	105.3	38.6
Distributions payable to noncontrolling interest	80.8	78.0
Other	19.3	10.2

Total current liabilities	1,094.6	948.6

Long-term debt	1,613.0	1,954.1
Deferred income taxes	1,030.5	1,074.7
Other noncurrent liabilities	350.1	343.2
Contingencies (Note 23)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2011—71,699,938 and 2010—71,267,185 shares issued and outstanding	0.7	0.7
Paid-in capital	2,764.1	2,732.2
Retained earnings	2,125.9	1,370.8
Accumulated other comprehensive loss	(22.2)	(53.3)

Total stockholders' equity	4,868.5	4,050.4
Noncontrolling interest	463.3	383.0

Total equity	5,331.8	4,433.4

Total liabilities and equity	$9,420.0	$8,754.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2009	$0.5	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	100.7	—	100.7	42.1	142.8
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	(30.4)	(30.4)	(0.2)	(30.6)
Unrealized loss on securities—net of taxes	—	—	—	(13.2)	(13.2)	—	(13.2)
Defined benefit plan—net of taxes	—	—	—	1.5	1.5	—	1.5

Comprehensive income					58.6	41.9	100.5

Acquisition of Terra Industries Inc.	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with an equity offering, net of costs of $41.3 million	0.1	1,108.5	—	—	1,108.6	—	1,108.6
Issuance of $0.01 par value common stock under employee stock plans	—	0.5	—	—	0.5	—	0.5
Stock-based compensation expense	—	3.8	—	—	3.8	—	3.8
Excess tax benefit from stock-based compensation	—	0.6	—	—	0.6	—	0.6
Cash dividends ($0.20 per share)	—	—	(12.0)	—	(12.0)	—	(12.0)
Declaration of distribution payable	—	—	—	—	—	(5.8)	(5.8)
Effect of exchange rates changes	—	—	—	—	—	(1.0)	(1.0)

Balance at June 30, 2010	$0.7	$2,718.8	$1,136.8	$(85.3)	$3,771.0	$424.1	$4,195.1

Balance at December 31, 2010	$0.7	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	769.4	—	769.4	107.0	876.4
Other comprehensive income
Foreign currency translation adjustment	—	—	—	26.0	26.0	0.9	26.9
Unrealized gain on securities—net of taxes	—	—	—	2.8	2.8	—	2.8
Defined benefit plan—net of taxes	—	—	—	2.3	2.3	—	2.3

Comprehensive income					800.5	107.9	908.4

Issuance of $0.01 par value common stock under employee stock plans	—	8.6	—	—	8.6	—	8.6
Stock-based compensation expense	—	4.7	—	—	4.7	—	4.7
Excess tax benefit from stock-based compensation	—	18.6	—	—	18.6	—	18.6
Cash dividends ($0.20 per share)	—	—	(14.3)		(14.3)	—	(14.3)
Declaration of distribution payable	—	—	—	—	—	(28.6)	(28.6)
Effect of exchange rates changes	—	—	—	—	—	1.0	1.0

Balance at June 30, 2011	$0.7	$2,764.1	$2,125.9	$(22.2)	$4,868.5	$463.3	$5,331.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2010
	(in millions)
Operating Activities:
Net earnings	$876.4	$142.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	213.3	178.1
Deferred income taxes (benefit)	25.8	(6.3)
Stock compensation expense	5.1	3.8
Excess tax benefit from stock-based compensation	(18.6)	(0.6)
Unrealized (gain) loss on derivatives	13.5	(7.0)
Loss on extinguishment of debt	—	17.0
Gain on sale of marketable equity securities	—	(28.3)
Gain on disposal of property, plant and equipment and non-core assets	(29.4)	(0.1)
Undistributed earnings of affiliates—net	(52.6)	(9.5)
Changes in (net of effects of acquisition):
Accounts receivable	(178.7)	(44.9)
Margin deposits	4.3	(4.6)
Inventories	(3.9)	100.7
Accrued income taxes	76.8	(26.4)
Accounts payable and accrued expenses	22.5	(24.8)
Customer advances—net	(30.4)	(255.4)
Other—net	(2.0)	11.5

Net cash provided by operating activities	922.1	46.0

Investing Activities:
Additions to property, plant and equipment	(105.5)	(104.3)
Proceeds from the sale of property, plant and equipment and non-core assets	47.5	9.6
Purchases of short-term securities	—	(25.5)
Sales and maturities of short-term and auction rate securities	24.6	218.7
Sale of marketable equity securities	—	167.1
Deposits to asset retirement obligation funds	—	(3.7)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,177.8)
Other—net	31.3	30.2

Net cash used in investing activities	(2.1)	(2,885.7)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2
Payments of long-term debt	(346.0)	(3,358.7)
Financing fees	—	(207.8)
Dividends paid on common stock	(14.3)	(32.0)
Distributions to noncontrolling interests	(28.6)	(5.8)
Issuance of common stock	—	1,150.0
Issuances of common stock under employee stock plans	8.6	0.5
Excess tax benefit from stock-based compensation	18.6	0.6

Net cash provided by (used in) financing activities	(361.7)	2,744.0

Effect of exchange rate changes on cash and cash equivalents	(0.4)	—

Increase (decrease) in cash and cash equivalents	557.9	(95.7)
Cash and cash equivalents at beginning of period	797.7	697.1

Cash and cash equivalents at end of period	$1,355.6	$601.4

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

CF INDUSTRIES HOLDINGS, INC.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. (CF Industries), except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries.

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

Recently Adopted Pronouncements

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-6) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to disclose certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard became effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the level 3 disclosure requirements of this standard as of January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Recently Issued Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's shareholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer and second-step merger (the Merger). CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of $0.5 billion cash acquired, for 100% of Terra's common stock.

CF INDUSTRIES HOLDINGS, INC.

        We funded the cash requirements of the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings. On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The proceeds of $1.1 billion, net of underwriting discounts and customary fees, were used to repay a portion of the senior secured bridge facility. On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility. In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt. See Note 19—Financing Agreements, for further information regarding these financing arrangements.

        The following table summarizes the allocation of the $4.6 billion purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. During the measurement period that ended on March 31, 2011, net adjustments of $31.9 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. The allocation of the purchase price recorded in the second quarter of 2010, and the net adjustments, are shown below. Our Consolidated Balance Sheet at December 31, 2010 has been retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations. No further adjustments have been made to the purchase price allocation since March 31, 2011.

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

CF INDUSTRIES HOLDINGS, INC.

5.     Restructuring and Integration Costs

        During the three and six months ended June 30, 2011, we incurred $1.3 million and $3.4 million, respectively, of restructuring and integration costs related to our acquisition of Terra. The restructuring costs relate to employee termination benefits. The integration costs relate to our incremental costs such as consulting and other professional fees directly related to integrating Terra.

        Our restructuring and integration costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Restructuring	$0.7	$1.1	$1.8	$1.1
Integration	0.6	8.2	1.6	8.2

Total	$1.3	$9.3	$3.4	$9.3

        In connection with the acquisition of Terra in 2010, our management approved a restructuring plan which involves the consolidation of our corporate headquarters, including the closure of our Sioux City, IA offices. The total expected cost of the plan is approximately $10 million, which includes employee termination costs associated with the elimination of approximately 120 positions. As of June 30, 2011, we had notified 105 employees that their positions have been or will be eliminated and recognized a cumulative total of $8.7 million of related expenses. We expect to record the remaining employee termination costs by the end of 2011 based on the timing of planned terminations.

        The following table summarizes our restructuring activity for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
	(in millions)
Reserve balance—beginning	$2.9	$—
Employee termination expense	1.8	1.1
Cash payments	(2.8)	—

Reserve balance—ending	$1.9	$1.1

CF INDUSTRIES HOLDINGS, INC.

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at June 30, 2011 and December 31, 2010:

	Nitrogen	Phosphate	Total
	(in millions)
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other noncurrent assets on our consolidated balance sheets.

	At June 30, 2011			At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(3.5)	$46.5	$50.0	$(2.1)	$47.9
TerraCair Brand	10.0	(1.2)	8.8	10.0	(0.7)	9.3

Total intangible assets	$60.0	$(4.7)	$55.3	$60.0	$(2.8)	$57.2

        The following table provides information regarding amortization expense of our identifiable intangibles:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Amortization Expense	$1.0	$1.0	$1.9	$1.0

        Total estimated amortization expense for the remainder of 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2011	$1.9
2012	3.8
2013	3.8
2014	3.8
2015	3.8
2016	3.8

$20.9

7.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL is a variable interest entity that owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries and Viterra Inc. (Viterra). CF Industries owns

CF INDUSTRIES HOLDINGS, INC.

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

        CFL's net sales for the three and six months ended June 30, 2011 were $191.6 million and $346.6 million, respectively. CFL's net sales for the three and six months ended June 30, 2010 were $121.9 million and $219.3 million, respectively. CFL's assets and liabilities at June 30, 2011 were $538.9 million and $486.9 million, respectively, and at December 31, 2010 were $314.0 million and $263.8 million, respectively.

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

        Under the product purchase agreements, both CF Industries and Viterra pay the greater of operating cost or market price for purchases. The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries and Viterra annually based on their respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. While general creditors of CFL do not have direct recourse to the general credit of CF Industries, the product purchase agreement does require CF Industries to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra. CF Industries and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries is the primary beneficiary of CFL as CF Industries receives at least 66% of the economic risks and rewards of CFL.

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

CF INDUSTRIES HOLDINGS, INC.

Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the equity of TNCLP. CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.

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

        In the first and second quarters of 2011, the minimum quarterly distribution was satisfied, which entitled us to receive increased earnings as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels were $105.1 million for the six months ended June 30, 2011.

        At June 30, 2011, Terra Nitrogen GP Inc. (TNGP) the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries) and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

CF INDUSTRIES HOLDINGS, INC.

Noncontrolling Interest Reconciliation

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Six months ended June 30,
	2011			2010
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$365.6	$383.0	$16.0	$—	$16.0
Terra acquistion	—	—	—	—	373.0	373.0
Earnings attributable to noncontrolling interest	72.0	35.0	107.0	31.8	10.3	42.1
Declaration of distribution payable	—	(28.6)	(28.6)	—	(5.8)	(5.8)
Effect of exchange rate changes	1.9	—	1.9	(1.2)	—	(1.2)

Ending balance	$91.3	$372.0	$463.3	$46.6	$377.5	$424.1

Distributions payable to noncontrolling interest:
Beginning balance	$78.0	$—	$78.0	$92.1	$—	$92.1
Declaration of distributions payable	—	28.6	28.6	—	5.8	5.8
Distributions to noncontrolling interest	—	(28.6)	(28.6)	—	(5.8)	(5.8)
Effect of exchange rate changes	2.8	—	2.8	(1.0)	—	(1.0)

Ending balance	$80.8	$—	$80.8	$91.1	$—	$91.1

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	June 30, 2011				December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$36.9	$—	$—	$36.9	$49.5	$—	$—	$49.5
U.S. federal government obligations	1,265.8	—	—	1,265.8	711.1	—	—	711.1
Other debt securities	52.9	—	—	52.9	37.1	—	—	37.1

Total cash and cash equivalents	$1,355.6	$—	$—	$1,355.6	$797.7	$—	$—	$797.7
Short-term investments	3.2	—	—	3.2	3.1	—	—	3.1
Investments in auction rate securities	85.8	—	(4.0)	81.8	110.4	—	(7.6)	102.8
Asset retirement obligation funds	95.0	—	—	95.0	95.0	—	—	95.0
Nonqualified employee benefit trusts	21.4	0.5	—	21.9	21.2	—	(0.3)	20.9

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at June 30, 2011 and December 31, 2010 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	June 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,355.6	$1,355.6	$—	$—
Available-for-sale short-term investments	3.2	3.2	—	—
Unrealized gains on natural gas derivatives	1.7	—	1.7	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	81.8	—	—	81.8
Nonqualified employee benefit trusts	21.9	21.9	—	—

Total assets at fair value	$1,559.2	$1,475.7	$1.7	$81.8

Unrealized losses on natural gas derivatives	$12.1	$—	$12.1	$—

Total liabilities at fair value	$12.1	$—	$12.1	$—

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$797.7	$797.7	$—	$—
Available-for-sale short-term investments	3.1	3.1	—	—
Unrealized gains on natural gas derivatives	6.6	—	6.6	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	102.8	—	—	102.8
Nonqualified employee benefit trusts	20.9	20.9	—	—

Total assets at fair value	$1,026.1	$916.7	$6.6	$102.8

Unrealized losses on natural gas derivatives	$3.5	$—	$3.5	$—

Total liabilities at fair value	$3.5	$—	$3.5	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At June 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

CF INDUSTRIES HOLDINGS, INC.

Short-term Investments

        At June 30, 2011 and December 31, 2010, our short-term investments consisted of a Canadian Treasury Bill with an original maturity of twelve months.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swaps and options. These contracts settle using primarily NYMEX futures price indexes, which represents the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices are observable inputs used to determine the fair value of these instruments. See Note 20—Derivative Financial Instruments for additional information.

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

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. During the second quarter of 2011, $24.1 million of our ARS were either sold or redeemed at par value.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 37 years. As of June 30, 2011, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	4.8
20 years up to 30 years	49.5
30 years up to 37 years	27.5

$81.8

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2011	$102.8
Sales and redemptions	(24.6)
Unrealized gain included in other comprehensive income	3.6

Fair value, June 30, 2011	$81.8

CF INDUSTRIES HOLDINGS, INC.

9.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$487.4	$105.1	$769.4	$100.7

Basic earnings per common share:
Weighted average common shares outstanding	71.6	67.4	71.4	58.1

Net earnings attributable to common stockholders	$6.81	$1.56	$10.77	$1.73

Diluted earnings per common share:
Weighted average common shares outstanding	71.6	67.4	71.4	58.1
Dilutive common shares—stock options	0.6	0.8	0.8	0.7

Diluted weighted average shares outstanding	72.2	68.2	72.2	58.8

Net earnings attributable to common stockholders	$6.75	$1.54	$10.66	$1.71

        In the computation of diluted net earnings per common share for the three and six months ended June 30, 2010, approximately 0.3 million potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2011, there were no material anti-dilutive stock options.

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

        Net periodic benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$2.7	$2.7	$5.7	$4.4
Interest cost on projected benefit obligation	8.8	8.9	17.9	13.1
Expected return on plan assets	(8.9)	(9.1)	(17.6)	(13.4)
Amortization of actuarial loss	1.5	1.1	3.0	1.9

Net periodic benefit cost	$4.1	$3.6	$9.0	$6.0

Retiree Medical
Service cost for benefits earned during the period	$0.6	$0.5	$1.3	$1.0
Interest cost on projected benefit obligation	1.1	0.7	2.1	1.3
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.3	0.1	0.5	0.2

Net periodic benefit cost	$2.1	$1.4	$4.1	$2.7

CF INDUSTRIES HOLDINGS, INC.

        Our 2011 consolidated pension funding contributions are estimated to be approximately $18.0 million, of which approximately $7.4 million was funded in the first six months of 2011.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and six months ended June 30, 2011 and 2010 was insignificant.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $3.0 million and $5.8 million to the plans for the three and six months ended June 30, 2011, respectively, and $4.1 million and $5.8 million to the plans for the three and six months ended June 30, 2010, respectively.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
(Gain) loss on property, plant and equipment and non-core assets	$1.8	$(0.8)	$(30.9)	$(0.1)
Business combination costs	—	9.0	—	145.1
Peru project development costs	0.5	1.9	0.7	4.6
Bartow costs	1.0	0.9	1.8	1.8
Other	0.6	(0.7)	1.3	(1.8)

	$3.9	$10.3	$(27.1)	$149.6

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is included in the first line in the table above. For further information on the sale of dry product warehouses, see Note 25—Related Party Transactions.

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

CF INDUSTRIES HOLDINGS, INC.

12.   Interest Expense

        Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Interest on borrowings	$28.0	$42.7	$57.8	$42.7
Fees on financing agreements	3.5	71.3	28.4	71.6
Interest capitalized and other	(0.7)	(2.1)	(3.3)	(2.0)

	$30.8	$111.9	$82.9	$112.3

        The fees on financing agreements for the six months ended June 30, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of the senior secured term loan. The fees on financing agreements for the three and six months ended June 30, 2010 includes $59.0 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 19—Financing Agreements, for additional information.

13.   Other Non-Operating—Net

        Details of other non-operating—net are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Gain on sale of marketable equity securities	$—	$—	$—	$(28.3)
Other	(0.2)	0.2	(0.5)	0.2

	$(0.2)	$0.2	$(0.5)	$(28.1)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock and realized a pre-tax gain of $28.3 million.

14.   Income Taxes

        Our income tax provision for the three months ended June 30, 2011 was $281.0 million on pre-tax income of $815.0 million, or an effective tax rate of 34.5%, compared to an income tax provision of $89.9 million on pre-tax income of $221.7 million for the three months ended June 30, 2010. The effective tax rate for the second quarter of 2011 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 37.0% compared to 47.3% in the second quarter 2010. The effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest was lower than in the prior year's quarter principally due to the impact of non-deductible costs associated with our acquisition of Terra and project development costs incurred in 2010. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP, a partnership, and CFL, which records no income tax provision.

CF INDUSTRIES HOLDINGS, INC.

        Our unrecognized tax benefits have decreased by $4.2 million to $120.2 million at June 30, 2011 principally as the result of the completion of an Internal Revenue Service (IRS) examination. The IRS has allowed the utilization of pre-IPO net operating loss carryforwards, thereby sustaining tax return positions taken in prior years. The amount of our unrecognized tax benefits at June 30, 2011 which, if recognized, would affect our effective tax rate has been reduced by $4.7 million to $47.8 million.

        For additional information concerning the income tax matters noted above, see Note 16—Income Taxes, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2011.

15.   Inventories

        Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Fertilizer	$218.2	$207.5
Raw materials, spare parts and supplies	58.8	62.8

	$277.0	$270.3

16.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$66.8	$57.4
Additions	5.5	11.2
Depreciation	(14.0)	(13.9)
Effect of exchange rate changes	0.6	(0.2)

Ending balance	$58.9	$54.5

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

CF INDUSTRIES HOLDINGS, INC.

17.   Equity Method Investments

        Equity method investments consist of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Operating equity method investments	$443.8	$421.7
Non-operating equity method investments	559.7	555.4

Investments in and advances to affiliates	$1,003.5	$977.1

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$76.5	$36.4	$156.3	$36.4

Net earnings	$26.2	$6.2	$53.7	$6.2

Equity in earnings of operating affiliates	$14.2	$1.5	$25.7	$1.5

	June 30, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$177.1	$120.6
Long-term assets	153.6	147.4

Total assets	$330.7	$268.0

Current liabilities	$49.0	$33.0
Long-term liabilities	19.0	26.0
Equity	262.7	209.0

Total liabilities and equity	$330.7	$268.0

CF INDUSTRIES HOLDINGS, INC.

        The carrying value of these investments at June 30, 2011 was $443.8 million, which was $312.4 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of fixed assets, the value of an exclusive natural gas contract and goodwill. The increased basis for fixed assets and the gas contract are being depreciated over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. We purchased approximately $70.6 million and $23.7 million of ammonia from PLNL for the six months ended June 30, 2011 and 2010, respectively.

        At June 30, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments is $20.5 million.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$751.1	$417.4	$1,281.4	$603.9

Net earnings	$26.8	$17.4	$50.0	$18.0

Equity in earnings of non-operating affiliates—net of taxes	$9.8	$4.8	$18.3	$4.9

	June 30, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$550.1	$454.1
Long-term assets	305.7	280.5

Total assets	$855.8	$734.6

Current liabilities	$374.5	$374.6
Long-term liabilities	118.5	117.6
Equity	362.8	242.4

Total liabilities and equity	$855.8	$734.6

CF INDUSTRIES HOLDINGS, INC.

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At June 30, 2011 and December 31, 2010, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the six months ended June 30, 2011 and 2010, we recognized interest income on advances to Keytrade of $0.1 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at June 30, 2011 was $547.3 million, which was $365.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of fixed assets, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being depreciated over remaining periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At June 30, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $32.7 million.

18.   Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2010 to June 30, 2011 are summarized below:

(in millions)
Obligation at December 31, 2010	$119.8
Accretion expense	4.4
Liabilities incurred	1.6
Expenditures	(2.9)
Changes in estimate	—

Obligation at June 30, 2011	$122.9

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

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Current portion	$9.9	$8.1
Noncurrent portion	113.0	111.7

	$122.9	$119.8

CF INDUSTRIES HOLDINGS, INC.

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure and maintenance of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. As a means of complying with such regulations, we maintain an escrow account established for the benefit of the FDEP. In the first quarter of 2010, we made an annual contribution of $3.7 million to this account. No contribution was necessary in 2011. At June 30, 2011, the balance in this escrow account was $13.2 million.

        In the third quarter of 2010, we entered into a Consent Decree with the EPA and the FDEP (the Plant City Consent Decree) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. In the fourth quarter of 2010, we established a trust for the benefit of the EPA and the FDEP and we deposited approximately $54.8 million into the trust. We also transferred approximately $26.9 million from our existing escrow account described above, resulting in a total balance in the trust at June 30, 2011 of $81.8 million. We must fund the remainder of the closure and long term care costs in 2011 and 2012, resulting in contributions currently estimated at $54.7 million in each of the fourth quarters of 2011 and 2012. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust.

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

19.   Financing Agreements

        Long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Term loan	$—	$341.1
Unsecured senior notes:
6.875% due 2018	800.0	800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	13.0	13.0

	$1,613.0	$1,954.1
Less: Current portion	—	—

Net long-term debt	$1,613.0	$1,954.1

CF INDUSTRIES HOLDINGS, INC.

Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement, with certain lenders, including Morgan Stanley Senior Funding, Inc. (MSSF), and MSSF as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) through the date of the Merger (see Note 4—Terra Acquisition) and a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate. The Credit Agreement expires on April 5, 2015.

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At June 30, 2011, there was $489.2 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding.

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra; to refinance certain indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020." In 2010, we also repaid an aggregate of $650 million of the Term Loan borrowings, and in the first quarter of 2011, we repaid the remaining balance of the Term Loan, both with cash from operations.

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

CF INDUSTRIES HOLDINGS, INC.

        At June 30, 2011, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.84 billion.

Terra Senior Notes

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At June 30, 2011, the carrying value of the 2017 Notes that remain outstanding was $13.0 million, which approximates fair value.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Realized gains (losses)	$0.9	$(14.1)	$(8.7)	$(14.9)
Unrealized mark-to-market gains (losses)	(14.2)	15.1	(13.5)	3.9

Net derivative gains (losses)	$(13.3)	$1.0	$(22.2)	$(11.0)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	June 30, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$1.7	$6.6
Unrealized losses in other current liabilities	(12.1)	(3.5)

Net unrealized derivative gains (losses)	$(10.4)	$3.1

        As of June 30, 2011 and December 31, 2010, we had open derivative contracts for 54.0 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2011, we used derivatives to cover approximately 59% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At June 30, 2011, we had no cash collateral on deposit with counterparties for derivative contracts. At December 31, 2010, we had cash collateral of $2.6 million on deposit with derivative counterparties.

        As of June 30, 2011 and December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $10.4 million and $0.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At June 30, 2011, we were not in a net asset position with any derivative counterparty. At December 31, 2010, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $6.4 million. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

        A summary of stock option activity under the Plan through June 30, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,737,062	$36.14	$172.0
Exercised	(426,364)	20.17	51.5
Forfeited	(4,143)	84.35

Outstanding at June 30, 2011	1,306,555	41.20	131.3

Exercisable at June 30, 2011	996,371	27.95	113.3

        Cash received from stock option exercises for the six months ended June 30, 2011 was $8.6 million.

        A summary of restricted stock activity under the Plan through June 30, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	109,602	$84.46
Granted	7,284	137.41
Restrictions lapsed (vested)	(11,675)	77.10
Forfeited	(600)	81.30

Outstanding at June 30, 2011	104,611	88.99

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Stock-based compensation expense	$2.3	$2.0	$4.7	$3.8
Income tax benefit	(0.8)	(0.7)	(1.7)	(1.4)

Stock-based compensation expense, net of income taxes	$1.5	$1.3	$3.0	$2.4

CF INDUSTRIES HOLDINGS, INC.

        Unrecognized compensation cost as of June 30, 2011 is as follows:

	Stock Options	Restricted Stock
Pre-tax unrecognized compensation cost, net of estimated forfeitures
(in millions)	$6.7	$4.3
Weighted-average period over which expense will be recognized	1.8 years	1.6 years

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three and six months ended June 30, 2011 was $12.6 million and $18.6 million, respectively.

        In addition to the foregoing, for the three and six months ended June 30, 2011, we recognized stock-based compensation expense of $0.4 million for TNCLP phantom units provided to non-employee directors of TNGP.

22.   Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding loss on securities	—	(0.3)	—	(0.3)
Reclassification to earnings	—	(21.2)	2.2	(19.0)
Effect of exchange rate changes and deferred taxes	(30.3)	8.3	(0.8)	(22.8)

Balance at June 30, 2010	$(30.7)	$(3.5)	$(51.1)	$(85.3)

Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	4.7	—	4.7
Reclassification to earnings	—	(0.2)	4.0	3.8
Effect of exchange rate changes and deferred taxes	26.0	(1.7)	(1.7)	22.6

Balance at June 30, 2011	$48.4	$(2.1)	$(68.5)	$(22.2)

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

Challenge to Federal Numeric Nutrient Criteria Regulation.

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

        In 2006, the federal D.C. Circuit Court of Appeals rejected the EPA's position and held that Section 185 fees were controls that must be maintained and fees should have been assessed under the Act. In January 2008, the U.S. Supreme Court declined to accept the case for review, making the appellate court's decision final.

CF INDUSTRIES HOLDINGS, INC.

        In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1-hour standard through permanent and enforceable emissions reductions. EPA's approval of the Louisiana air program revision is effective August 8, 2011. However, a recent decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on the Company's financial position, results of operations or cash flows.

Clean Air Act Information Request.

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. The Company has completed the submittal of all requested information. There has been no further contact from the EPA regarding this matter.

Terra Environmental Matters

Nitric Acid Consent Decree.

        In August 2007, a request for information was received from the EPA pursuant to Section 114 of the Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Act violations associated with prior modifications at Terra's other nitric acid plants. After negotiations with the EPA, an agreement was reached in the form of a consent decree to resolve this matter. The consent decree, which became effective on June 6, 2011, requires compliance with significantly lower nitrogen oxide emission standards. Compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors which have an estimated capital cost of approximately $15.0 million.

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

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2011 and 2010 follows.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2011
Net sales
Ammonia	$584.3	$—	$584.3
Urea	283.0	—	283.0
UAN	532.2	—	532.2
AN	69.6	—	69.6
DAP	—	211.8	211.8
MAP	—	84.8	84.8
Other	36.0	—	36.0

	1,505.1	296.6	1,801.7
Cost of sales	722.5	211.8	934.3

Gross margin	$782.6	$84.8	$867.4

Total other operating costs and expenses			36.9
Equity in earnings of operating affiliates			14.2

Operating earnings			$844.7

Three months ended June 30, 2010
Net sales
Ammonia	$452.2	$—	$452.2
Urea	230.4	—	230.4
UAN	343.7	—	343.7
AN	56.1	—	56.1
DAP	—	141.8	141.8
MAP	—	43.3	43.3
Other	40.4	—	40.4

	1,122.8	185.1	1,307.9
Cost of sales	755.3	155.8	911.1

Gross margin	$367.5	$29.3	$396.8

Total other operating costs and expenses			47.9
Equity in earnings of operating affiliates			1.5

Operating earnings			$350.4

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2011
Net sales
Ammonia	$786.8	$—	$786.8
Urea	507.3	—	507.3
UAN	934.5	—	934.5
AN	130.9	—	130.9
DAP	—	397.8	397.8
MAP	—	146.9	146.9
Other	71.5	—	71.5

	2,431.0	544.7	2,975.7
Cost of sales	1,205.9	377.4	1,583.3

Gross margin	$1,225.1	$167.3	$1,392.4

Total other operating costs and expenses			39.0
Equity in earnings of operating affiliates			25.7

Operating earnings			$1,379.1

Six months ended June 30, 2010
Net sales
Ammonia	$512.8	$—	$512.8
Urea	413.4	—	413.4
UAN	426.6	—	426.6
AN	56.1	—	56.1
DAP	—	277.0	277.0
MAP	—	83.5	83.5
Other	40.9	—	40.9

	1,449.8	360.5	1,810.3
Cost of sales	985.0	299.5	1,284.5

Gross margin	$464.8	$61.0	$525.8

Total other operating costs and expenses			203.4
Equity in earnings of operating affiliates			1.5

Operating earnings			$323.9

        Total assets at June 30, 2011 and December 31, 2010, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Total assets
June 30, 2011	$6,218.2	$659.9	$2,541.9	$9,420.0
December 31, 2010	$6,143.0	$618.3	$1,992.7	$8,754.0

        The Other category of assets in the table above includes amounts attributable to the corporate headquarters and unallocated corporate assets such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

25.   Related Party Transactions

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. As a result of this sale of assets to GROWMARK, we received net proceeds of $38.1 million and recorded a pre-tax gain of $32.5 million.

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and six months ended June 30, 2011 and 2010 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2011 and December 31, 2010. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,104.5	$544.5	$491.0	$(338.3)	$1,801.7
Cost of sales	—	574.5	411.2	207.4	(258.8)	934.3

Gross margin	—	530.0	133.3	283.6	(79.5)	867.4

Selling, general and administrative	1.0	26.5	0.1	4.1	—	31.7
Restructuring and integration costs	—	0.9	0.4	—	—	1.3
Other operating—net	—	1.3	2.3	0.3	—	3.9

Total other operating costs and expenses	1.0	28.7	2.8	4.4	—	36.9
Equity in earnings of operating affiliates	—	2.8	0.6	10.8	—	14.2

Operating earnings (loss)	(1.0)	504.1	131.1	290.0	(79.5)	844.7
Interest expense	—	28.8	1.4	0.7	(0.1)	30.8
Interest income	—	(0.2)	4.3	(5.1)	0.1	(0.9)
Net (earnings) of wholly-owned subsidiaries	(488.0)	(188.9)	(173.8)	—	850.7	—
Other non-operating—net	—	—	(0.1)	(0.1)	—	(0.2)

Earnings before income taxes and equity in earnings of non-operating affiliates	487.0	664.4	299.3	294.5	(930.2)	815.0
Income tax provision (benefit)	(0.4)	176.4	97.5	7.5	—	281.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	9.8	—	9.8

Net earnings	487.4	488.0	201.8	296.8	(930.2)	543.8
Less: Net earnings attributable to noncontrolling interest	—	—	16.8	119.1	(79.5)	56.4

Net earnings attributable to common stockholders	$487.4	$488.0	$185.0	$177.7	$(850.7)	$487.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,735.7	$986.6	$899.5	$(646.1)	$2,975.7
Cost of sales	—	934.0	759.1	396.5	(506.3)	1,583.3

Gross margin	—	801.7	227.5	503.0	(139.8)	1,392.4

Selling, general and administrative	1.5	48.8	3.6	8.8	—	62.7
Restructuring and integration costs	—	2.0	1.4	—	—	3.4
Other operating—net	—	(29.7)	2.3	0.3	—	(27.1)

Total other operating costs and expenses	1.5	21.1	7.3	9.1	—	39.0
Equity in earnings of operating affiliates	—	2.4	1.6	21.7	—	25.7

Operating earnings (loss)	(1.5)	783.0	221.8	515.6	(139.8)	1,379.1
Interest expense	—	80.0	1.8	1.3	(0.2)	82.9
Interest income	—	(0.5)	8.7	(9.6)	0.2	(1.2)
Net (earnings) of wholly-owned subsidiaries	(770.4)	(333.4)	(316.9)	—	1,420.7	—
Other non-operating—net	—	—	(0.4)	(0.1)	—	(0.5)

Earnings before income taxes and equity in earnings of non-operating affiliates	768.9	1,036.9	528.6	524.0	(1,560.5)	1,297.9
Income tax provision (benefit)	(0.5)	266.5	164.6	9.2	—	439.8
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	18.3	—	18.3

Net earnings	769.4	770.4	364.0	533.1	(1,560.5)	876.4
Less: Net earnings attributable to noncontrolling interest	—	—	35.0	211.8	(139.8)	107.0

Net earnings attributable to common stockholders	$769.4	$770.4	$329.0	$321.3	$(1,420.7)	$769.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$328.2	$400.2	$627.2	$—	$1,355.6
Short-term investments	—	—	—	3.2	—	3.2
Accounts receivable	—	456.9	92.7	449.3	(574.4)	424.5
Inventories—net	—	183.8	60.4	32.8	—	277.0
Other	—	10.1	6.6	3.4	—	20.1

Total current assets	—	979.0	559.9	1,115.9	(574.4)	2,080.4
Property, plant and equipment—net	—	749.9	1,666.8	1,452.8	—	3,869.5
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,893.6	5,253.2	1,348.0	993.5	(9,484.8)	1,003.5
Investments in auction rate securities	—	81.8	—	—	—	81.8
Due from affiliates	1,975.0	—	1,372.9	—	(3,347.9)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	93.9	109.0	22.4	—	225.3

Total assets	$4,868.6	$7,253.7	$7,120.2	$3,584.6	$(13,407.1)	$9,420.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$212.0	$91.9	$64.1	$(21.2)	$346.8
Income taxes payable	—	(92.8)	218.5	10.3	—	136.0
Customer advances	—	267.0	126.4	7.9	—	401.3
Notes payable	—	—	250.0	15.0	(259.9)	5.1
Deferred income taxes	—	105.3	—	—	—	105.3
Distributions payable to noncontrolling interest	—	—	—	447.1	(366.3)	80.8
Other	—	16.1	—	3.2	—	19.3

Total current liabilities	—	507.6	686.8	547.6	(647.4)	1,094.6

Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	39.7	811.2	179.6	—	1,030.5
Due to affiliates	—	1,976.0	—	1,372.0	(3,348.0)	—
Other noncurrent liabilities	—	237.0	75.7	37.4	—	350.1
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,764.2	739.7	4,450.2	1,114.1	(6,304.1)	2,764.1
Retained earnings (accumulated deficit)	2,125.9	2,175.9	513.3	190.0	(2,879.2)	2,125.9
Accumulated other comprehensive income (loss)	(22.2)	(22.2)	44.8	45.4	(68.0)	(22.2)

Total stockholders' equity	4,868.6	2,893.4	5,161.4	1,448.0	(9,502.9)	4,868.5
Noncontrolling interest	—	—	372.1	—	91.2	463.3

Total equity	4,868.6	2,893.4	5,533.5	1,448.0	(9,411.7)	5,331.8

Total liabilities and equity	$4,868.6	$7,253.7	$7,120.2	$3,584.6	$(13,407.1)	$9,420.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$769.4	$770.4	$364.0	$533.1	$(1,560.5)	$876.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	73.9	69.4	70.0	—	213.3
Deferred income taxes	2.2	10.8	19.0	(6.2)	—	25.8
Stock compensation expense	4.7	—	—	0.4	—	5.1
Excess tax benefit from stock-based compensation	(18.6)	—	—	—	—	(18.6)
Unrealized gain on derivatives	—	11.3	0.4	1.8	—	13.5
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	(33.3)	2.4	1.5	—	(29.4)
Undistributed (earnings) loss of affiliates—net	(770.4)	(479.2)	(317.4)	(46.1)	1,560.5	(52.6)
Due to / from affiliates—net	(14.5)	17.5	230.7	(233.7)	—	—
Changes in (net of effects of acquisition):
Accounts receivable	—	235.2	(26.4)	(189.6)	(197.9)	(178.7)
Margin deposits	—	2.6	—	1.7	—	4.3
Inventories	—	(3.7)	(10.6)	10.4	—	(3.9)
Accrued income taxes	—	(72.7)	134.6	14.9	—	76.8
Accounts payable and accrued expenses	—	32.4	(206.1)	(1.7)	197.9	22.5
Customer advances—net	—	(18.4)	45.3	(57.3)	—	(30.4)
Other—net	—	1.4	(5.0)	1.6	—	(2.0)

Net cash provided by (used in) operating activities	(27.2)	548.2	300.3	100.8	—	922.1

Investing Activities:
Additions to property, plant and equipment	—	(57.8)	(37.9)	(9.8)	—	(105.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	45.1	2.4	—	—	47.5
Sales and maturities of short-term and auction rate securities	—	24.6	—	—	—	24.6
Other—net	—	—	—	31.3	—	31.3

Net cash provided by (used in) investing activities	—	11.9	(35.5)	21.5	—	(2.1)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—		(346.0)
Dividends paid on common stock	(14.3)	—	—	—	—	(14.3)
Dividends to / from affiliates	14.3	(14.3)	—	—	—	—
Distributions to noncontrolling interest	—	—	(28.6)	—	—	(28.6)
Issuances of common stock under employee stock plans	8.6	—	—	—	—	8.6
Excess tax benefit from stock-based compensation	18.6	—	—	—	—	18.6

Net cash provided by (used in) financing activities	27.2	(360.3)	(28.6)	—	—	(361.7)

Effect of exchange rate changes on cash and cash equivalents	—	(7.8)	—	7.4	—	(0.4)

Increase in cash and cash equivalents	—	192.0	236.2	129.7	—	557.9
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$328.2	$400.2	$627.2	$—	$1,355.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$746.5	$310.6	$337.7	$(86.9)	$1,307.9
Cost of sales	—	511.6	231.9	213.3	(45.7)	911.1

Gross margin	—	234.9	78.7	124.4	(41.2)	396.8

Selling, general and administrative	1.3	17.9	6.0	3.1	—	28.3
Restructuring and integration costs	—	6.8	2.5	—	—	9.3
Other operating—net	(17.4)	27.6	—	0.1	—	10.3

Total other operating costs and expenses	(16.1)	52.3	8.5	3.2	—	47.9
Equity in earnings of operating affiliates	—	—	0.4	1.1	—	1.5

Operating earnings (loss)	16.1	182.6	70.6	122.3	(41.2)	350.4
Interest expense	—	105.7	6.1	0.2	(0.1)	111.9
Interest income	—	(0.4)	5.9	(6.0)	0.1	(0.4)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(98.8)	(55.2)	(66.3)	—	220.3	—
Other non-operating—net	—	0.2	—	—	—	0.2

Earnings before income taxes and equity in loss of non-operating affiliates	114.9	132.3	107.9	128.1	(261.5)	221.7
Income tax provision	9.8	33.5	44.3	2.3	—	89.9
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	4.9	—	4.8

Net earnings (loss)	105.1	98.7	63.6	130.7	(261.5)	136.6
Less: Net earnings attributable to the noncontrolling interest	—	—	10.3	62.4	(41.2)	31.5

Net earnings (loss) attributable to common stockholders	$105.1	$98.7	$53.3	$68.3	$(220.3)	$105.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,213.9	$310.6	$435.1	$(149.3)	$1,810.3
Cost of sales	—	861.2	231.9	279.4	(88.0)	1,284.5

Gross margin	—	352.7	78.7	155.7	(61.3)	525.8

Selling, general and administrative	1.6	33.4	6.0	3.5	—	44.5
Restructuring and integration costs	—	6.7	2.6	—	—	9.3
Other operating—net	118.7	30.8	—	0.1	—	149.6

Total other operating costs and expenses	120.3	70.9	8.6	3.6	—	203.4
Equity in earnings of operating affiliates	—	—	0.5	1.0	—	1.5

Operating earnings (loss)	(120.3)	281.8	70.6	153.1	(61.3)	323.9
Interest expense	—	106.1	6.1	0.3	(0.2)	112.3
Interest income	—	(0.7)	5.9	(6.1)	0.2	(0.7)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(164.3)	(55.4)	(66.3)	—	286.0	—
Other non-operating—net	—	(28.1)	—	—	—	(28.1)

Earnings before income taxes and equity in loss of non-operating affiliates	44.0	259.9	107.9	158.9	(347.3)	223.4
Income tax provision (benefit)	(56.7)	95.6	44.3	2.3	—	85.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	5.0	—	4.9

Net earnings (loss)	100.7	164.2	63.6	161.6	(347.3)	142.8
Less: Net earnings attributable to the noncontrolling interest	—	—	10.3	93.1	(61.3)	42.1

Net earnings (loss) attributable to common stockholders	$100.7	$164.2	$53.3	$68.5	$(286.0)	$100.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$136.2	$164.0	$497.5	$—	$797.7
Short-term investments	—	—	—	3.1	—	3.1
Accounts receivable	—	540.9	66.3	256.2	(624.5)	238.9
Inventories—net	—	177.8	49.3	43.2	—	270.3
Prepaid income taxes	—	18.3	—	3.4	(21.7)	—
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	19.0	6.2	6.2	—	31.4

Total current assets	2.2	892.2	285.8	809.6	(648.4)	1,341.4
Property, plant and equipment—net	—	747.9	1,712.6	1,481.8	—	3,942.3
Deferred income taxes	—	—	—	—	—	—
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,106.4	4,893.4	1,193.4	967.4	(8,183.5)	977.1
Investments in auction rate securities	—	102.8	—	—	—	102.8
Investment in marketable equity securities	—	—	—	—	—	—
Due from affiliates	1,941.9	—	1,409.4	—	(3,351.3)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	111.6	100.5	18.8	—	230.9

Total assets	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$180.0	$95.0	$63.8	$(15.7)	$323.2
Income taxes payable	—	—	83.9	—	(21.7)	62.2
Customer advances	—	285.4	81.1	65.0	—	431.5
Notes payable	—	—	452.9	14.5	(462.5)	4.9
Deferred income taxes	—	38.6	—	—	—	38.6
Distributions payable to noncontrolling interest	—	—	—	224.5	(146.5)	78.0
Other	—	8.7	0.5	1.0	—	10.2

Total current liabilities	0.1	512.7	713.4	368.8	(646.4)	948.6

Long-term debt	—	1,941.1	13.0			1,954.1
Deferred income taxes	—	108.6	789.7	178.5	(2.1)	1,074.7
Due to affiliates	—	1,942.8	—	1,408.5	(3,351.3)	—
Other noncurrent liabilities	—	232.2	76.0	35.0	—	343.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,732.2	739.9	4,450.2	1,114.6	(6,304.7)	2,732.2
Retained earnings (accumulated deficit)	1,370.8	1,419.8	184.4	63.4	(1,667.6)	1,370.8
Accumulated other comprehensive income (loss)	(53.3)	(53.3)	19.8	10.9	22.6	(53.3)

Total stockholders' equity	4,050.4	2,106.4	4,807.5	1,286.8	(8,200.7)	4,050.4
Noncontrolling interest	—	—	365.7	—	17.3	383.0

Total equity	4,050.4	2,106.4	5,173.2	1,286.8	(8,183.4)	4,433.4

Total liabilities and equity	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

CF INDUSTRIES HOLDINGS, INC.

        At December 31, 2010, our condensed, consolidating balance sheet contained in our annual report on Form 10-K included certain amounts that were reported in incorrect line items, as described below:

  •
  The Guarantor Subsidiaries column includes an intercompany receivable of $1,409.4 million reported in the current asset line "Deferred income taxes" that should have been reported in the noncurrent asset line "Due from affiliates."

  •
  The Non-Guarantor Subsidiaries column reflects a distribution of TNCLP earnings of $105.0 million reported in the line "Paid-in capital" that should have been reported in the line "Retained earnings."

        In both cases, offsetting incorrect amounts were reported in the Eliminations column. There was no impact on total assets reported in the Guarantor Subsidiaries column and no impact on any assets reported in the Consolidated column, as the accounts are eliminated in consolidation. We have corrected the errors, which we deem to be immaterial, in the condensed, consolidating balance sheet as of December 31, 2010 shown above.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$100.7	$164.2	$63.6	$161.6	$(347.3)	$142.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	114.8	29.8	33.5	—	178.1
Deferred income (benefit) taxes	—	(6.2)	—	(0.1)	—	(6.3)
Stock compensation expense	3.8	—	—	—	—	3.8
Excess tax benefit from stock-based compensation	(0.6)	—	—	—	—	(0.6)
Unrealized (gain) loss on derivatives	—	2.3	(9.3)	—	—	(7.0)
Inventory valuation allowance	—	—	—	—	—	—
Loss on extinguishment of debt			17.0			17.0
Gain on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Gain on disposal of property, plant and equipment and non-core assets	—	(0.1)	—	—	—	(0.1)
Undistributed (earnings) loss of affiliates—net	(164.3)	(117.0)	(66.5)	(9.0)	347.3	(9.5)
Due to / from affiliates—net	(1,049.3)	1,049.9	—	(0.6)	—	—
Changes in (net of effects of acquisition):		—
Accounts receivable	—	(711.1)	8.9	(63.1)	720.4	(44.9)
Inventories	—	29.8	48.6	22.3	—	100.7
Accrued income taxes	—	(26.4)	—	—	—	(26.4)
Accounts payable and accrued expenses	—	39.4	679.6	(23.4)	(720.4)	(24.8)
Customer advances—net	—	(150.3)	(42.3)	(62.8)	—	(255.4)
Other—net	(0.1)	1.5	(0.8)	6.3	—	6.9

Net cash provided by (used in) operating activities	(1,109.8)	362.5	728.6	64.7	—	46.0

Investing Activities:
Additions to property, plant and equipment	—	(48.1)	(38.4)	(17.8)	—	(104.3)
Proceeds from sale of property, plant and equipment and non-core assets	—	9.6	—	—	—	9.6
Purchases of short-term securities	—	(25.5)	—	—	—	(25.5)
Sales and maturities of short-term and auction rate securities	—	218.7	—	—	—	218.7
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,721.4)			543.6	(3,177.8)
Other—net	—	0.2	—	30.0	—	30.2

Net cash provided by (used in) investing activities	—	(3,403.1)	(38.4)	12.2	543.6	(2,885.7)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—	—	5,197.2
Payments of long-term debt	—	(2,614.2)	(744.5)	—	—	(3,358.7)
Financing fees	(41.3)	(166.5)	—	—	—	(207.8)
Dividends paid on common stock	(12.0)	—	(20.0)	—	—	(32.0)
Dividends to / from affiliates	12.0	(12.0)	—	—	—	—
Distributions to noncontrolling interest	—	—	(5.8)	—	—	(5.8)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	0.5	—	—	—	—	0.5
Excess tax benefit from stock-based compensation	0.6	—	—	—	—	0.6
Other—net	—	—	19.3	(19.3)	—	—

Net cash provided by (used in) financing activities	1,109.8	2,404.5	(751.0)	(19.3)	—	2,744.0

Effect of exchange rate changes on cash and cash equivalents	—	3.9	—	(3.9)	—	—

Increase (decrease) in cash and cash equivalents	—	(632.2)	(60.8)	53.7	543.6	(95.7)
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$30.8	$127.3	$443.3	$—	$601.4

CF INDUSTRIES HOLDINGS, INC.

27. Subsequent Events

        On August 3, 2011, we completed a second amendment (the Amendment) to our Credit Agreement. The Credit Agreement is described in Note 19—Financing Agreements. The Amendment, among other things, increases the amounts of indebtedness permitted to be incurred under certain secured and unsecured indebtedness baskets which are not to exceed a percentage of consolidated total assets and, in certain cases, are subject to compliance with a maximum leverage ratio; permits certain investments if the Company is in compliance with a minimum interest coverage ratio and a maximum leverage ratio; increases the amounts available in certain dividend and other restricted payment baskets; and provides for a $500 million incremental credit facility in the form of either: i) an increase in the revolving commitments or ii) one or more new term loans, subject to certain conditions. In addition, the Amendment extends the maturity date of the Credit Agreement an additional year to 2016, replaces the leverage based pricing with corporate credit ratings based pricing for both the commitment fee and interest rate margin, and permits the release of the liens on substantially all of the assets securing the obligations under the Credit Agreement if the Company obtains certain credit ratings from S&P and Moody's.

        On August 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2013. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2011 Compared to the Second Quarter of 2010

  •
  Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Holdings

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our environmental and industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

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

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products, for a purchase price of $4.6 billion. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. Therefore, Terra's financial results are not included in the consolidated financial results for the first quarter of 2010. Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 4 and 19 to our unaudited consolidated financial statements and in the section titled "Acquisition of Terra" later in this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $487.4 million in the second quarter of 2011 compared to net earnings of $105.1 million in the same quarter of 2010. Our results for the second quarter of 2011 included a net $14.2 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives.

    The net earnings attributable to common stockholders of $105.1 million in the second quarter of 2010 included charges related to our acquisition of Terra and other project development costs, partially offset by an unrealized mark-to-market gain on natural gas derivatives. These items included $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan related to the Terra acquisition, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 7.75% Unsecured Senior Notes due in 2019 (2019 Notes), $9.3 million ($5.7 million after tax) of restructuring and integration costs associated with the Terra acquisition, $10.9 million (no tax impact) of additional business combination related expenses and project development costs and a net $15.1 million pre-tax unrealized mark-to-market gain ($9.3 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $470.6 million to $867.4 million in the second quarter of 2011 from $396.8 million in the same quarter of 2010 due primarily to higher average nitrogen and phosphate fertilizer selling prices, lower realized natural gas costs and the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting, partially offset by unrealized mark-to-market losses on natural gas derivatives as opposed to a mark-to-market gain in 2010 and higher phosphate raw material costs.

  •
  Our net sales increased $493.8 million, or 38%, to $1.8 billion in the second quarter of 2011, from $1.3 billion in the second quarter of the prior year. The increase in net sales was due to higher average nitrogen and phosphate fertilizer selling prices. Total sales volume (measured in short tons) in the second quarter of 2011 declined by 2% from the prior year period as the decrease in ammonia sales volume was partially offset by increases in UAN and phosphate fertilizers sales volume.

  •
  Cash flow from operations in the first six months of 2011 increased $876.1 million to $922.1 million, due primarily to an increase in net earnings and a decline in net working capital.

  •
  We paid cash dividends of $14.3 million and $32.0 million in the first six months of 2011 and 2010, respectively. The cash dividends paid in the first six months of 2010 included $20.1 million declared by Terra prior to the April 5, 2010 acquisition that was paid subsequent to the acquisition date.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except per share amounts)
Net sales	$1,801.7	$1,307.9	$493.8	37.8%	$2,975.7	$1,810.3	$1,165.4	64.4%
Cost of sales	934.3	911.1	23.2	2.5%	1,583.3	1,284.5	298.8	23.3%

Gross margin	867.4	396.8	470.6	118.6%	1,392.4	525.8	866.6	164.8%
Selling, general and administrative	31.7	28.3	3.4	12.0%	62.7	44.5	18.2	40.9%
Restructuring and integration costs	1.3	9.3	(8.0)	(86.0)%	3.4	9.3	(5.9)	(63.4)%
Other operating—net	3.9	10.3	(6.4)	(62.1)%	(27.1)	149.6	(176.7)	(118.1)%

Total other operating costs and expenses	36.9	47.9	(11.0)	(23.0)%	39.0	203.4	(164.4)	(80.8)%
Equity in earnings of operating affiliates	14.2	1.5	12.7	N/M	25.7	1.5	24.2	N/M

Operating earnings	844.7	350.4	494.3	141.1%	1,379.1	323.9	1,055.2	N/M
Interest expense	30.8	111.9	(81.1)	(72.5)%	82.9	112.3	(29.4)	(26.2)%
Interest income	(0.9)	(0.4)	(0.5)	125.0%	(1.2)	(0.7)	(0.5)	71.4%
Loss on extinguishment of debt	—	17.0	(17.0)	N/M	—	17.0	(17.0)	N/M
Other non-operating—net	(0.2)	0.2	(0.4)	(200.0)%	(0.5)	(28.1)	27.6	(98.2)%

Earnings before income taxes and equity in earnings of non-operating affiliates	815.0	221.7	593.3	N/M	1,297.9	223.4	1,074.5	N/M
Income tax provision	281.0	89.9	191.1	212.6%	439.8	85.5	354.3	N/M
Equity in earnings of non-operating affiliates—net of taxes	9.8	4.8	5.0	104.2%	18.3	4.9	13.4	N/M

Net earnings	543.8	136.6	407.2	N/M	876.4	142.8	733.6	N/M
Less: Net earnings attributable to noncontrolling interest	56.4	31.5	24.9	79.0%	107.0	42.1	64.9	154.2%

Net earnings attributable to common stockholders	$487.4	$105.1	$382.3	N/M	$769.4	$100.7	$668.7	N/M

Diluted net earnings per share attributable to common stockholders	$6.75	$1.54	$5.21		$10.66	$1.71	$8.95
Diluted weighted average common shares outstanding	72.2	68.2	4.0		72.2	58.8	13.4
Dividends declared per common share	$0.10	$0.10	$—		$0.20	$0.20	$—

N/M—Not Meaningful

Second Quarter of 2011 Compared to the Second Quarter of 2010

Consolidated Operating Results

        Our total gross margin increased $470.6 million to $867.4 million for the second quarter of 2011 from $396.8 million for the same period of 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $415.1 million to $782.6 million in the second quarter of 2011 compared to $367.5 million in the same quarter of the prior year due primarily to higher average nitrogen fertilizer selling prices, lower realized natural gas costs and the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting, partially offset by unrealized mark-to-market losses on natural gas derivatives in 2011 compared to unrealized gains in 2010. In the phosphate segment, gross margin increased by $55.5 million to $84.8 million in the second quarter of 2011 compared to $29.3 million in the second quarter of 2010,

CF INDUSTRIES HOLDINGS, INC.

due primarily to higher average phosphate fertilizer selling prices, partially offset by higher sulfur and ammonia costs.

        Net earnings attributable to common stockholders of $487.4 million for the three months ended June 30, 2011 included a net $14.2 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business that was acquired in the Terra acquisition.

        The net earnings attributable to common stockholders for the three months ended June 30, 2010 of $105.1 million included $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon partial repayment of the senior secured bridge loan and senior secured term loan, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon sale of Terra's inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on early retirement of Terra's 2019 Notes, $9.3 million ($5.7 million after tax) of restructuring and integration costs associated with the Terra acquisition, $10.9 million (no tax impact) of additional business combination related expenses and project development costs and a net $15.1 million pre-tax unrealized mark-to-market gain ($9.3 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased $493.8 million to $1.8 billion in the second quarter of 2011 from $1.3 billion in the second quarter of 2010. This $493.8 million increase was due to higher average nitrogen and phosphate fertilizer selling prices, which increased by 40% and 37%, respectively. Total sales volume in the second quarter of 2011 declined by 2% from the prior year period as a decrease in ammonia sales volume was partially offset by increases in UAN and phosphate fertilizer sales volume.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $191 per ton in the second quarters of both 2011 and 2010. A reduction in cost of sales in 2011, due to the absence of the impact of the one-time purchase accounting inventory revaluation in 2010, was offset by an increase in cost of sales due to a mark-to-market loss on natural gas derivatives in 2011 as compared to a mark-to-market gain in 2010. Phosphate segment cost of sales averaged $394 per ton in the second quarter of 2011 compared to $339 per ton in the prior year period, an increase of 16%, due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $3.4 million to $31.7 million in the second quarter of 2011 from $28.3 million in the second quarter of 2010 due primarily to higher performance-based incentive compensation, higher professional service fees and costs associated with the design and implementation of a new enterprise resource planning (ERP) software system.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $8.0 million to $1.3 million in the second quarter of 2011 from $9.3 million in the same quarter of the prior year as integration activities associated with the acquisition of Terra have declined substantially and related costs are expected to cease by the end of this year.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Net other operating expense decreased $6.4 million to $3.9 million in the second quarter of 2011 as compared to $10.3 million in the second quarter of 2010. In the second quarter of 2011, net other operating expense included a loss on the disposal of property, plant and equipment and a gain on the sale of a non-core transportation business acquired in the Terra acquisition. Net other operating expense in the second quarter of 2010 consisted primarily of business combination costs associated with our acquisition of Terra and project development costs.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the second quarter of 2011 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $12.7 million increase in the second quarter of 2011 is due to improved PLNL operating results due primarily to higher ammonia prices in a strong international ammonia market.

Interest—Net

        Net interest expense was $29.9 million in the second quarter of 2011 compared to $111.5 million in the same quarter of 2010. The second quarter of 2010 included costs associated with the financing of the Terra acquisition including interest on borrowings and $59.0 million of accelerated amortization of debt fees recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Subsequent to the second quarter of 2010, we repaid the senior secured term loan with cash provided by operations which has reduced the outstanding debt balance and associated interest expense. The remaining debt outstanding consists primarily of our two $800.0 million series of senior notes due in 2018 and 2020.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt in the second quarter of 2010 consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Income Taxes

        Our income tax provision for the quarter ended June 30, 2011 was $281.0 million on pre-tax income of $815.0 million, or an effective tax rate of 34.5%, compared to an income tax provision of $89.9 million on a pre-tax income of $221.7 million in the prior year's second quarter. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP, a partnership, and CFL, which records no income tax provision. The effective tax rate for the second quarter of 2011 based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was 37.0% compared to 47.3% in the prior year's second quarter. The effective tax rate based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was lower than in the prior year's quarter due to the impact in 2010 of non-deductible costs associated with our acquisition of Terra and other project development costs. See Note 16 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for additional information on income taxes.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the second quarter of 2011 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $5.0 million increase in the second quarter of 2011 compared to the same quarter of 2010 was due primarily to higher GrowHow earnings resulting from a strong U.K. fertilizer market.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $24.9 million increase in net earnings attributable to the noncontrolling interest is due to improved operating results for both CFL and TNCLP during the three months ended June 30, 2011 compared to the same period of 2010. During the second quarter of 2011, the TNCLP Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our unaudited consolidated financial statements in this Form 10-Q.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $6.75 in the second quarter of 2011 from $1.54 in the second quarter of 2010 due primarily to the increase in net earnings attributable to common stockholders, partially offset by an increase in diluted weighted average shares outstanding.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

        In April 2010, we completed the acquisition of Terra and Terra's results have been included in our consolidated results since the second quarter of 2010. As a result, Terra's results are not included in the first quarter of 2010, which impacts the comparability between the periods.

Consolidated Operating Results

        Our total gross margin increased $866.6 million to $1,392.4 million for the six months ended June 30, 2011 from $525.8 million for the comparable period of 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $760.3 million to $1,225.1 million in the first six months of 2011 compared to $464.8 million in the same six months of 2010. The nitrogen segment gross margin increased due to higher average nitrogen fertilizer selling prices, the Terra acquisition and lower realized natural gas costs, partially offset by unrealized mark-to-market losses on natural gas derivatives in 2011 compared to unrealized gains in 2010. In the phosphate segment, gross margin increased by $106.3 million to $167.3 million in the first six months of 2011 compared to $61.0 million in the comparable period of 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher sulfur and ammonia costs.

        Net earnings attributable to common stockholders of $769.4 million for the six months ended June 30, 2011 included a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, a net $13.5 million pre-tax unrealized mark-to-market loss ($8.3 million after tax) on natural gas derivatives, $3.4 million ($2.1 million after tax) of restructuring and integration costs

CF INDUSTRIES HOLDINGS, INC.

associated with the acquisition of Terra, and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

        The net earnings attributable to common stockholders for the six months ended June 30, 2010 of $100.7 million included $149.7 million ($147.7 million after tax) of business combination related expenses and project development costs, $59.0 million ($36.4 million after tax) of accelerated amortization of debt issuance costs recognized upon partial repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra's common stock acquired in connection with our 2009 proposals to acquire Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, $9.3 million ($5.7 million after tax) of integration costs associated with the acquisition of Terra, and a net $3.9 million pre-tax unrealized mark-to-market gain ($2.4 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased $1.2 billion to $3.0 billion in the six months ended June 30, 2011 from $1.8 billion in the same period of 2010. This $1.2 billion increase was due primarily to higher average nitrogen and phosphate fertilizer selling prices and the impact of the Terra acquisition. Total sales volume increased 1.5 million tons, or 25%, in 2011 to 7.6 million tons as compared to 2010, due primarily to the acquisition of Terra.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $182 per ton in the first half of 2011 compared to $192 per ton in the first half of 2010. This 5% decrease was due primarily to lower realized natural gas costs and the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting, partially offset by unrealized mark-to-market losses on natural gas derivatives in the first six months of 2011 compared to unrealized gains in the prior year period. Phosphate segment cost of sales averaged $386 per ton in the first half of 2011 compared to $319 per ton in the prior year period, an increase of 21%, due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $18.2 million to $62.7 million in the first half of 2011 from $44.5 million in the same period of 2010 due primarily to higher performance-based incentive compensation, costs associated with the design and implementation of a new ERP software system, the impact of a full six months of expenses in 2011 due to the acquisition of Terra, as opposed to three months in the prior period and higher professional service fees.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $5.9 million to $3.4 million in the six months ended June 30, 2011 from $9.3 million in the six months ended June 30, 2010, as integration activities associated with the acquisition have declined substantially and costs are expected to cease by the end of this year.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Net other operating income was $27.1 million in the first half of 2011, as compared to an expense of $149.6 million in the first half of 2010. The income recorded in the first half of 2011 consists primarily of the $32.5 million gain that was recognized on the sale of four dry-product warehouses and the $2.0 million gain on the sale of a non-core transportation business. The expense in the first half of 2010 is primarily business combination costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA in the first quarter of 2010, the cost of responding to Agrium Inc.'s proposed acquisition of CF Holdings, and project development costs.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first six months of 2011 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas.

Interest—Net

        Net interest expense was $81.7 million in the six months ended June 30, 2011 compared to $111.6 million in the same period of 2010. The financing costs of the Terra acquisition, including the accelerated amortization of debt fees, impacted both the first six months of 2010 and 2011. In the second quarter of 2010, we financed the Terra acquisition with a senior secured bridge loan, a senior secured term loan and senior notes. The senior secured bridge loan and a portion of the senior term loan were repaid in the second quarter of 2010 and accelerated loan fee amortization of $59.0 million was recognized in the first six months of 2010. In the first six months of 2011, the senior secured term loan was repaid and accelerated amortization of $19.9 million was recognized. In addition, the average outstanding debt balance during the first six months of 2011 was higher than the comparable six month period of 2010 as the Terra acquisition was completed in the second quarter of 2010.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt in the six months ended June 30, 2010 consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Other Non-Operating—Net

        Net other non-operating income was $0.5 million in the first six months of 2011 compared to $28.1 million in the first six months of 2010. The income in the first half of 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra's common stock.

Income Taxes

        Our income tax provision for the six months ended June 30, 2011 was $439.8 million on pre-tax income of $1,297.9 million, or an effective tax rate of 33.9%, compared to an income tax provision of $85.5 million on a pre-tax income of $223.4 million and an effective tax rate of 38.3% in the first two quarters of 2010. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP, a partnership, and CFL, which records no income tax provision. The effective tax rate for the six months ended June 30, 2011 based upon pre-tax income exclusive of

CF INDUSTRIES HOLDINGS, INC.

earnings attributable to noncontrolling interests was 36.9% compared to 47.2% in the prior year. The effective tax rate based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was lower than in the same period of the prior year due to the impact of non-deductible costs in 2010 associated with our acquisition of Terra and project development costs which increased the effective tax rate in 2010. See Note 16 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the first six months of 2011 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade.

Net Earnings Attributable to Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During the first two quarters of 2011, the TNCLP Minimum Quarterly Distribution was met which entitled us to receive increased income allocations as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our unaudited consolidated financial statements in this Form 10-Q.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $10.66 in the first six months of 2011 from $1.71 in the comparable period of 2010 due primarily to the increase in net earnings attributable to common stockholders, partially offset by an increase in diluted weighted average shares outstanding.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$1,505.1	$1,122.8	$382.3	34.0%	$2,431.0	$1,449.8	$981.2	67.7%
Cost of sales	722.5	755.3	(32.8)	(4.3)%	1,205.9	985.0	220.9	22.4%

Gross margin	$782.6	$367.5	$415.1	113.0%	$1,225.1	$464.8	$760.3	163.6%
Gross margin percentage	52.0%	32.7%			50.4%	32.1%
Tons of product sold (000s)	3,774	3,932	(158)	(4.0)%	6,615	5,130	1,485	28.9%
Sales volume by product (000s)
Ammonia	981	1,190	(209)	(17.6)%	1,391	1,379	12	0.9%
Urea	727	779	(52)	(6.6)%	1,331	1,376	(45)	(3.2)%
UAN	1,649	1,562	87	5.6%	3,103	1,966	1,137	57.8%
AN	268	263	5	1.8%	512	263	249	94.7%
Other nitrogen products	149	138	11	7.9%	278	146	132	90.1%
Average selling price per ton by product Ammonia	$596	$380	$216	56.8%	$566	$372	$194	52.2%
Urea	389	296	93	31.4%	381	300	81	27.0%
UAN	323	220	103	46.8%	301	217	84	38.7%
AN	260	213	47	22.1%	256	213	43	20.2%
Cost of natural gas (per MMBtu)(1)	$4.32	$4.42	$(0.10)	(2.3)%	$4.32	$4.66	$(0.34)	(7.3)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.35	$3.99	$0.36	9.0%	$4.26	$4.86	$(0.60)	(12.3)%
Depreciation and amortization	$78.6	$72.6	$6.0	8.3%	$156.9	$88.2	$68.7	77.9%
Capital expenditures	$22.3	$60.5	$(38.2)	(63.1)%	$68.1	$77.0	$(8.9)	(11.6)%
Production volume by product (000s)
Ammonia(2)	1,837	1,717	120	7.0%	3,684	2,588	1,096	42.3%
Granular urea	632	639	(7)	(1.1)%	1,283	1,242	41	3.3%
UAN (32%)	1,534	1,320	214	16.2%	3,108	1,865	1,243	66.6%
AN	281	274	7	2.6%	564	274	290	105.8%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

Second Quarter of 2011 Compared to the Second Quarter of 2010

        Net Sales.    Nitrogen segment net sales increased $382.3 million to $1.5 billion in the second quarter of 2011 compared to $1.1 billion in the second quarter of 2010 due primarily to higher average nitrogen fertilizer selling prices partially offset by lower ammonia and urea sales volume. Average nitrogen fertilizer selling prices increased from $286 per ton in the second quarter of 2010 to $399 per ton in the second quarter of 2011. Average selling prices increased across all nitrogen fertilizer products in the second quarter of 2011 compared to the second quarter of 2010 due to increased domestic demand resulting from an increase in planted acres, low downstream inventories and global supply constraints. Nitrogen segment sales volume in the second quarter of 2011 was 4% lower than in the second quarter of 2010 due mainly to lower ammonia sales volume partially offset by higher UAN sales volume. Unfavorable weather conditions during the spring pre-plant application season caused 2011 ammonia sales volumes to fall below the level sold during last year's ideal weather pre-plant application season. The increase in UAN sales volume was due primarily to customers increasing their UAN purchases in place of ammonia in response to weather conditions during the spring and increased export sales.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $191 per ton in the second quarter of 2011 compared to $192 per ton in the second quarter of 2010. A reduction in cost of sales in 2011, due to the absence of the impact of the one-time purchase accounting inventory revaluation in 2010, was offset by an increase in cost of sales due to a mark-to-market loss on natural gas derivatives in 2011 as compared to a mark-to-market gain in 2010. We recognized a $14.2 million unrealized mark-to-market loss in the second quarter of 2011 compared to a net $15.1 million unrealized mark-to-market gain in the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

        Net Sales.    Nitrogen segment net sales increased $981.2 million to $2.4 billion in the six months ended June 30, 2011 compared to $1.4 billion in the same period of last year, due primarily to higher average nitrogen fertilizer selling prices and the acquisition of Terra. Average nitrogen fertilizer selling prices increased from $283 per ton in the first half of 2010 to $367 per ton in the first half of 2011. The higher selling prices were due primarily to strong demand for the spring application season due to an increase in planted acres, concerns regarding tight producer supply and low supply available at the customer level going into the spring. Nitrogen segment sales volume in the first half of 2011 increased 1.5 million tons, or 29%, from the first half of 2010, due primarily to the acquisition of Terra.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $182 per ton in the six months ended June 30, 2011 compared to $192 per ton in the same period of 2010. The 5% decrease was due primarily to lower realized natural gas costs and the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting, partially offset by unrealized mark-to-market losses on natural gas derivatives compared to unrealized gains in the prior year period. We recognized a net $13.5 million unrealized mark-to-market loss in the first half of 2011 compared to a net $3.9 million unrealized mark-to-market gain in the same period of 2010.

        In conjunction with the expansion of our UAN production capacity at our Woodward, Oklahoma nitrogen fertilizer manufacturing facility, we have idled production of methanol in order to maximize production of UAN at this facility. As a result of the decision to maximize UAN production, we have initiated a review of future production plans for methanol. The net book value of the methanol assets at June 30, 2011 that are under review is $42.0 million.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended June 30,				Six months ended June 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$296.6	$185.1	$111.5	60.2%	$544.7	$360.5	$184.2	51.1%
Cost of sales	211.8	155.8	56.0	35.9%	377.4	299.5	77.9	26.0%

Gross margin	$84.8	$29.3	$55.5	189.4%	$167.3	$61.0	$106.3	174.3%
Gross margin percentage	28.6%	15.8%			30.7%	16.9%
Tons of product sold (000s)	538	459	79	17.2%	978	939	39	4.1%
Sales volume by product (000s)
DAP	382	355	27	7.6%	713	729	(16)	(2.2)%
MAP	156	104	52	50.0%	265	210	55	26.0%
Domestic vs. export sales (000s)
Domestic	298	217	81	37.3%	692	606	86	14.1%
Export	240	242	(2)	(0.8)%	286	333	(47)	(14.1)%
Average selling price per ton by product
DAP	$555	$400	$155	38.8%	$558	$380	$178	46.8%
MAP	544	414	130	31.4%	554	396	158	39.9%
Depreciation, depletion and amortization	$10.0	$12.6	$(2.6)	(20.6)%	$21.7	$24.7	$(3.0)	(12.1)%
Capital expenditures	$24.7	$14.4	$10.3	71.5%	$29.2	$26.8	$2.4	9.0%
Production volume by product (000s)
Phosphate rock	784	877	(93)	(10.6)%	1,637	1,598	39	2.4%
Sulfuric acid	615	619	(4)	(0.6)%	1,282	1,196	86	7.2%
Phosphoric acid as P2O5(1)	232	230	2	0.9%	494	451	43	9.5%
DAP/MAP	460	454	6	1.3%	979	892	87	9.8%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2011 Compared to the Second Quarter of 2010

        Net Sales.    Phosphate segment net sales increased $111.5 million to $296.6 million in the second quarter of 2011 compared to $185.1 million in the second quarter of 2010 due to higher average selling prices and higher sales volume. Average selling prices for the second quarter of 2011 increased by 37% compared to the prior year period, due to strong global and domestic markets. Our total volume of 538,000 tons in the second quarter of 2011 was 17% higher than in the second quarter of 2010 due primarily to higher corn planted acres in 2011.

        Cost of Sales.    Phosphate segment cost of sales averaged $394 per ton in the second quarter 2011 compared to $339 per ton in the prior year period. The 16% increase was due primarily to higher sulfur and ammonia costs.

CF INDUSTRIES HOLDINGS, INC.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

        Net Sales.    Phosphate segment net sales increased $184.2 million to $544.7 million in the first half of 2011 compared to $360.5 million in the first half of 2010 due to higher average selling prices and higher volume. Average selling prices for the six months ended June 30, 2011 increased by 45% compared to the prior year, due to supply constraints in the international market and strong domestic demand for the spring application season due to higher planted acres. Our total volume of phosphate fertilizer sales of 978,000 tons in the first half of 2011 was 4% higher than in the first half of 2010 due primarily to higher domestic demand resulting from increased corn planted acreage.

        Cost of Sales.    Phosphate segment cost of sales averaged $386 per ton in the first half 2011 compared to $319 per ton in the prior year period. The 21% increase was due primarily to higher sulfur and ammonia costs.

Liquidity and Capital Resources

        Generally, our primary source of cash is cash from operations, which includes customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business.

        Under our short-term investment policy, we may invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. and Canadian Federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Cash Balances

        As of June 30, 2011, we had cash and cash equivalents of $1,355.6 million, short-term investments of $3.2 million and a $401.3 million current liability attributable to customer advances. As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million and a $431.5 million current liability attributable to customer advances.

Investments in Auction Rate Securities

        As of June 30, 2011, our investments in auction rate securities were reported at their fair value of $81.8 million, after reflecting a $4.0 million unrealized holding loss against a par value of $85.8 million. At December 31, 2010, our investments in auction rate securities totaled $102.8 million, after reflecting a $7.6 million unrealized holding loss against a par value of $110.4 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first six months of 2011, $24.6 million of auction rate securities were either redeemed or sold at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process. In each case, our reviews have continued to find these investments to be investment grade.

        We determined the fair value of these investments at June 30, 2011 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments.

CF INDUSTRIES HOLDINGS, INC.

The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 8 to our unaudited consolidated financial statements in this Form 10-Q for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of fair value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.8 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

Debt

        As of June 30, 2011, we had $1.6 billion of outstanding senior notes and $13.0 million of the Terra 7% senior notes due 2017 (2017 Notes). As of December 31, 2010, we had $346.0 million of borrowings outstanding under our senior secured term loan facility (term loan facility), $1.6 billion of outstanding senior notes, and $13.0 million of 2017 Notes. During the first quarter of 2011, we repaid the remaining $346.0 million of borrowings outstanding under the term loan facility using cash generated from operations. Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $5.1 million as of June 30, 2011 compared to $4.9 million as of December 31, 2010.

        We have a senior secured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of June 30, 2011 and December 31, 2010, $489.2 million was available for borrowing under the revolving credit facility, reflecting $10.8 million of outstanding letters of credit and no outstanding borrowings thereunder.

        The credit agreement governing our revolving credit facility includes representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. Our senior notes indentures also include certain covenants and events of default. As of June 30, 2011, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Note 19 to our unaudited consolidated financial statements in this Form 10-Q for additional information regarding our outstanding indebtedness.

CF INDUSTRIES HOLDINGS, INC.

Acquisition of Terra

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation, our indirect wholly-owned subsidiary (Composite), with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary. The acquisition of Terra has made us a global leader in the nitrogen fertilizer industry, diversified our asset base, increased our geographic reach and operational efficiency, and significantly increased our scale and capital market presence.

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer and second-step merger (the Merger). CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of $0.5 billion cash acquired, for 100% of Terra's common stock.

        We funded the cash requirements of the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings. On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The proceeds of $1.1 billion, net of underwriting discounts and customary fees, were used to repay a portion of the senior secured bridge facility. On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility. In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt. See Note 19—Financing Agreements, in this Form 10-Q for further information regarding these financing arrangements.

Forward Sales

        We offer our customers the opportunity to purchase product on a forward basis, including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the fair value of the derivatives. Our reported selling prices and margins may differ from spot market prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate fertilizer manufacturing costs. As a result, we typically are exposed to margin risk on phosphate fertilizer products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such

CF INDUSTRIES HOLDINGS, INC.

sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of June 30, 2011 and December 31, 2010, we had approximately $401.3 million and $431.5 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in the six months ended June 30, 2011 and 2010, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders at any point in time may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

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

        As of June 30, 2011 and December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position were $10.4 million and $0.7 million, respectively, for which we have no cash collateral on deposit with these counterparties.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We contributed $3.7 million in February of 2010 to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure. No contribution was necessary in the first half of 2011. At June 30, 2011, the balance in this escrow account was $13.2 million.

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

        Prior to the Plant City Consent Decree, our financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires us to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, monitoring, and water management costs for the phosphogypsum stack system at our closed Bartow, Florida phosphate fertilizer complex.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 18 to our unaudited consolidated financial statements included in this Form 10-Q. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

        Florida regulations require mining companies to demonstrate financial responsibility for reclamation, wetland and other surface water mitigation measures in advance of any mining activities. We will also be required to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a trust fund

CF INDUSTRIES HOLDINGS, INC.

agreement or escrow account. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing any of these methods.

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

        We contributed approximately $7.4 million to our pension plans in the six months ended June 30, 2011. We expect to contribute approximately $10.6 million to our pension plans in the remaining six months of 2011.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the six months ended June 30, 2011 was $922.1 million as compared to $46.0 million in the same period of 2010. The $876.1 million increase in cash provided by operating activities was due primarily to a $733.6 million increase in net earnings and a lower level of net working capital in the first half of 2011 as compared to 2010. The net decrease in working capital was due primarily to increased customer advances and lower income tax payments in the first half of 2011 as compared to 2010, partially offset by increased accounts receivable.

Investing Activities

        Net cash used in investing activities was $2.1 million in the six months ended June 30, 2011 compared to $2.9 billion used in the six months ended June 30, 2010. The cash used in investing activities in the first half of 2010 was primarily for the acquisition of Terra for $3.2 billion, partially offset by a $361.2 million decrease in sales and maturities of short term and auction rate securities and sales of marketable equity securities. Net sales of short-term and auction rate securities were $24.6 million during the first six months of 2011 compared to $193.2 million during the same period of 2010. Additions to property, plant and equipment in the six months ended June 30, 2011 increased $1.2 million to $105.5 million compared to $104.3 million in 2010. Proceeds from the sale of property, plant and equipment in the first six months of 2011 includes $40.6 million from the sale of four dry product warehouses and a non-core transportation business.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

        Net cash used in financing activities was $361.7 million in the six months ended June 30, 2011 compared to $2.7 billion provided by financing activities in the same period of 2010. The 2010 financing activities were primarily the net financing of the Terra acquisition, including the net proceeds of $1.8 billion from the issuance of long-term debt and $1.2 billion from the issuance of common stock. In the first six months of 2011, $346.0 million was used for the repayment of long-term debt. See the "Acquisition of Terra" and "Debt" sections of this discussion and analysis for additional information.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2011:

	Remainder of 2011	2012	2013	2014	2015	After 2015	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,613.0	$1,613.0
Notes payable(2)	5.1	—	—	—	—	—	5.1
Interest payments on long-term debt and notes payable(1)	58.6	117.0	117.0	117.0	113.9	395.1	918.6
Other Obligations
Operating leases	34.1	59.9	39.5	23.1	18.2	62.7	237.5
Equipment purchases and plant improvements	42.0	43.9	8.6	—	—	—	94.5
Transportation(3)	39.7	27.0	24.8	14.8	15.2	159.1	280.6
Purchase obligations(4)(5)	262.1	322.1	269.9	170.7	170.0	500.7	1,695.5
Contributions to Pension Plans(6)	10.6	—	—	—	—	—	10.6

Total(7)	$452.2	$569.9	$459.8	$325.6	$317.3	$2,730.6	$4,855.4

(1)
Based on debt balances and interest rates as of June 30, 2011.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2011 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based mainly on prevailing NYMEX forward prices at June 30, 2011. Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. Based on market prices at June 30, 2011, the commitment for the remainder of 2011 is $83.2 million, the annual commitment is $166.4 million and the total remaining commitment is $1.2 billion.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2011. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Excludes $33.5 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 14—Income Taxes, to our unaudited consolidated financial statements included in this Form 10-Q and Note 16—Income Taxes, to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Subsequent Events

        On August 3, 2011, we completed a second amendment (the Amendment) to our Credit Agreement. The Credit Agreement is described in Note 19 to our unaudited consolidated financial statements included in this Form 10-Q. The Amendment, among other things, increases the amounts of indebtedness permitted to be incurred under certain secured and unsecured indebtedness baskets which are not to exceed a percentage of consolidated total assets and, in certain cases, are subject to compliance with a maximum leverage ratio; permits certain investments if the Company is in compliance with a minimum interest coverage ratio and a maximum leverage ratio; increases the amounts available in certain dividend and other restricted payment baskets; and provides for a $500 million incremental credit facility in the form of either: i) an increase in the revolving commitments or ii) one or more new term loans, subject to certain conditions. In addition, the Amendment extends the maturity date of the Credit Agreement an additional year to 2016, replaces the leverage based pricing with corporate credit ratings based pricing for both the commitment fee and interest rate margin, and permits the release of the liens on substantially all of the assets securing the obligations under the Credit Agreement if the Company obtains certain credit ratings from S&P and Moody's.

        On August 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of CF Holdings common stock through December 31, 2013. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2010 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first six months of 2011.

CF INDUSTRIES HOLDINGS, INC.

Recent Accounting Pronouncements

        See Note 3 to our unaudited consolidated financial statements included in this Form 10-Q for a discussion of recent accounting pronouncements.

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

  •
  our ability to integrate the Terra businesses promptly and effectively and to achieve the cost savings and synergies we anticipate from the acquisition within the expected time frame or at all, the potential for disruption from the acquisition to make it more difficult for us to maintain relationships with customers, employees or suppliers, and the impact of system integration efforts, including the implementation of a new enterprise resource planning system;

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in commodity prices, interest rates, foreign currency exchange rates and the valuation of our investments.

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

        We account for derivatives under ASC Topic 815—Derivatives and Hedging. Under this section, derivatives are recognized in the consolidated balance sheets at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC Topic 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of June 30, 2011 and December 31, 2010, we had open derivative contracts for 54.0 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2011, we used derivatives to cover approximately 59.3% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $54.0 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished products, but there can be no guarantee that significant increases in input prices can always be recovered. We purchase ammonia from PLNL and we enter into raw material purchase contracts to procure ammonia and sulfur, all at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also purchase ammonia, urea, UAN, DAP and MAP to augment or replace production at our facilities.

Interest Rate Fluctuations

        As of June 30, 2011, we had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. In addition, we had $13.0 million of the Terra 7% senior notes due 2017 outstanding. The fair value of our long-term debt at June 30, 2011 was approximately $1.9 billion. Our senior secured revolving credit facility bears a current market rate of

CF INDUSTRIES HOLDINGS, INC.

interest and we are subject to interest rate risk on borrowings under the facility. However, as of June 30, 2011, there were no borrowings under the facility.

        We had notes payable of approximately $5.1 million as of June 30, 2011, that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $51,000 change in pre-tax income on an annual basis.

        Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of June 30, 2011. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar, the British pound and the Swiss franc. At the present time, we do not maintain any exchange rate derivatives or hedges related to foreign currencies.

Investments in Auction Rate Securities

        As of June 30, 2011, we had $81.8 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the unaudited consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at June 30, 2011 was $4.0 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $81.8 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.8 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in an $8.6 million change in pre-tax income on an annual basis.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        In April 2010, CF completed its acquisition of Terra. We continue to integrate policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we complete our integration activities. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

        The Company is in the process of replacing various business information systems with an enterprise resource planning system from SAP. Implementation will occur over several years in phases. This activity involves the migration of multiple legacy systems and users to a common SAP information platform.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

        Richard A. Hoker, Vice President and Corporate Controller of the Company is signing the certifications attached to this Quarterly Report on Form 10-Q and dated August 5, 2011, as the person performing the functions of the Company's principal financial officer. As previously announced, the Company's chief financial officer and principal financial officer resigned effective as of September 20, 2010, and the Company has not yet appointed a successor.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 75 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 5, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 5, 2011	By:	/s/ RICHARD A. HOKER Richard A. Hoker Vice President and Corporate Controller (Principal Accounting Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements *

*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.