Form 10-Q
period 2011-09-30
CF Industries Holdings, Inc.
filed 2011-11-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        71,903,355 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 27, 2011.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net sales	$1,403.8	$917.1	$4,379.5	$2,727.4
Cost of sales	765.8	747.3	2,349.1	2,031.8

Gross margin	638.0	169.8	2,030.4	695.6

Selling, general and administrative	30.5	28.8	93.2	73.3
Restructuring and integration costs	0.8	8.6	4.2	17.9
Other operating—net	39.4	1.3	12.3	150.9

Total other operating costs and expenses	70.7	38.7	109.7	242.1
Equity in earnings of operating affiliates	15.0	5.7	40.7	7.2

Operating earnings	582.3	136.8	1,961.4	460.7
Interest expense	32.1	58.3	115.0	170.6
Interest income	(0.3)	(0.3)	(1.5)	(1.0)
Loss on extinguishment of debt	—	—	—	17.0
Other non-operating—net	(0.1)	(0.5)	(0.6)	(28.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	550.6	79.3	1,848.5	302.7
Income tax provision	184.9	18.9	624.7	104.4
Equity in earnings of non-operating affiliates—net of taxes	16.7	10.8	35.0	15.7

Net earnings	382.4	71.2	1,258.8	214.0
Less: Net earnings attributable to noncontrolling interest	51.5	23.0	158.5	65.1

Net earnings attributable to common stockholders	$330.9	$48.2	$1,100.3	$148.9

Net earnings per share attributable to common stockholders:
Basic	$4.77	$0.68	$15.55	$2.38

Diluted	$4.73	$0.67	$15.41	$2.35

Weighted average common shares outstanding:
Basic	69.4	71.1	70.7	62.5

Diluted	69.9	71.9	71.4	63.2

Dividends declared per common share	$0.40	$0.10	$0.60	$0.30

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Net earnings	$382.4	$71.2	$1,258.8	$214.0
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(48.1)	50.8	(21.2)	20.2
Unrealized gain (loss) on securities—net of taxes	(1.4)	(1.3)	1.4	(14.5)
Defined benefit plans—net of taxes	2.1	0.5	4.4	2.0

	(47.4)	50.0	(15.4)	7.7

Comprehensive income	335.0	121.2	1,243.4	221.7
Less: Comprehensive income attributable to the noncontrolling interest	49.3	23.8	157.2	65.7

Comprehensive income attributable to common stockholders	$285.7	$97.4	$1,086.2	$156.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,426.1	$797.7
Short-term investments	—	3.1
Accounts receivable	268.6	238.9
Inventories—net	341.6	270.3
Other	21.6	31.4

Total current assets	2,057.9	1,341.4
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,364.5 and $2,152.5	3,739.3	3,942.3
Asset retirement obligation funds	95.0	95.0
Investments in and advances to affiliates	985.9	977.1
Investments in auction rate securities	71.1	102.8
Goodwill	2,064.5	2,064.5
Other assets	232.1	230.9

Total assets	$9,245.8	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$440.4	$323.2
Income taxes payable	77.7	62.2
Customer advances	878.2	431.5
Notes payable	4.7	4.9
Deferred income taxes	73.8	38.6
Distributions payable to noncontrolling interest	—	78.0
Other	27.7	10.2

Total current liabilities	1,502.5	948.6

Long-term debt	1,613.0	1,954.1
Deferred income taxes	1,029.4	1,074.7
Other noncurrent liabilities	351.1	343.2
Contingencies (Note 24)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2011—71,885,052 shares issued and 2010—71,267,185 shares issued and outstanding	0.7	0.7
Paid-in capital	2,779.7	2,732.2
Retained earnings	2,428.2	1,370.8
Treasury stock—at cost, 2011—5,559,051 shares and 2010—0 shares	(878.4)	—
Accumulated other comprehensive loss	(67.4)	(53.3)

Total stockholders' equity	4,262.8	4,050.4
Noncontrolling interest	487.0	383.0

Total equity	4,749.8	4,433.4

Total liabilities and equity	$9,245.8	$8,754.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	(in millions)
Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	—	148.9	—	148.9	65.1	214.0
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	19.6	19.6	0.6	20.2
Unrealized loss on securities—net of taxes	—	—	—	—	(14.5)	(14.5)	—	(14.5)
Defined benefit plan—net of taxes	—	—	—	—	2.0	2.0	—	2.0

Comprehensive income						156.0	65.7	221.7

Acquisition of Terra Industries Inc.	—	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	—	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with an equity offering, net of costs of $41.3 million	0.1	—	1,108.5	—	—	1,108.6	—	1,108.6
Acquisition of treasury stock under employee stock plans	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Issuance of $0.01 par value common stock under employee stock plans	—	0.7	0.8	(0.3)	—	1.2	—	1.2
Stock-based compensation expense	—	—	5.6	—	—	5.6	—	5.6
Excess tax benefit from stock-based compensation	—	—	1.2	—	—	1.2	—	1.2
Cash dividends ($0.30 per share)	—	—	—	(19.1)	—	(19.1)		(19.1)
Declaration of distribution payable	—	—	—	—	—	—	(16.7)	(16.7)
Effect of exchange rates changes	—	—	—	—	—	—	0.2	0.2

Balance at September 30, 2010	$0.7	$—	$2,721.5	$1,177.6	$(36.1)	$3,863.7	$438.2	$4,301.9

Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	1,100.3	—	1,100.3	158.5	1,258.8
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	(19.9)	(19.9)	(1.3)	(21.2)
Unrealized gain on securities—net of taxes	—	—	—	—	1.4	1.4	—	1.4
Defined benefit plan—net of taxes	—	—	—	—	4.4	4.4	—	4.4

Comprehensive income						1,086.2	157.2	1,243.4

Purchase of treasury stock	—	(878.4)	—	—	—	(878.4)	—	(878.4)
Acquistion of treasury stock under employee stock plans	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of $0.01 par value common stock under employee stock plans	—	0.3	14.5	(0.3)	—	14.5	—	14.5
Stock-based compensation expense	—	—	7.3	—	—	7.3	—	7.3
Excess tax benefit from stock-based compensation	—	—	25.7	—	—	25.7	—	25.7
Cash dividends ($0.60 per share)	—	—	—	(42.6)		(42.6)	—	(42.6)
Declaration of distribution payable	—	—	—	—	—	—	(45.9)	(45.9)
Effect of exchange rates changes	—	—	—	—	—	—	(7.3)	(7.3)

Balance at September 30, 2011	$0.7	$(878.4)	$2,779.7	$2,428.2	$(67.4)	$4,262.8	$487.0	$4,749.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
	(in millions)
Operating Activities:
Net earnings	$1,258.8	$214.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	314.9	288.5
Deferred income taxes (benefit)	16.4	41.5
Stock compensation expense	8.0	5.8
Excess tax benefit from stock-based compensation	(25.7)	(1.2)
Unrealized loss on derivatives	27.6	20.9
Inventory valuation allowance	—	0.4
Loss on extinguishment of debt	—	17.0
Gain on sale of marketable equity securities	—	(28.3)
Loss (gain) on disposal or impairment of property, plant and equipment and non-core assets	7.4	(0.1)
Undistributed earnings of affiliates—net	(51.5)	(31.1)
Changes in (net of effects of acquisition):
Accounts receivable	(33.7)	77.6
Margin deposits	4.4	(4.4)
Inventories	(75.1)	76.3
Accrued income taxes	21.2	(31.3)
Accounts payable and accrued expenses	42.5	(67.0)
Customer advances—net	446.8	54.7
Other—net	(6.9)	0.7

Net cash provided by operating activities	1,955.1	634.0

Investing Activities:
Additions to property, plant and equipment	(169.2)	(188.5)
Proceeds from the sale of property, plant and equipment and non-core assets	51.3	12.7
Purchases of short-term securities	—	(25.5)
Sales and maturities of short-term and auction rate securities	36.9	219.5
Sale of marketable equity securities	—	167.1
Deposits to asset retirement obligation funds	—	(3.7)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,177.8)
Other—net	31.2	31.0

Net cash used in investing activities	(49.8)	(2,965.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2
Payments of long-term debt	(346.0)	(3,708.7)
Financing fees	(1.5)	(209.1)
Purchase of treasury stock	(801.9)	—
Dividends paid on common stock	(42.6)	(39.1)
Distributions to noncontrolling interests	(127.4)	(110.5)
Issuance of common stock	—	1,150.0
Issuances of common stock under employee stock plans	14.5	1.2
Excess tax benefit from stock-based compensation	25.7	1.2

Net cash (used in) provided by financing activities	(1,279.2)	2,282.2

Effect of exchange rate changes on cash and cash equivalents	2.3	0.3

Increase (decrease) in cash and cash equivalents	628.4	(48.7)
Cash and cash equivalents at beginning of period	797.7	697.1

Cash and cash equivalents at end of period	$1,426.1	$648.4

See Accompanying Notes to Unaudited Consolidated Financial Statements

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include urea liquor, diesel exhaust fluid (DEF) and aqua ammonia. Our principal products in the phosphate segment are diammonium phosphate (DAP) and monoammonium phosphate (MAP).

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

Recently Adopted Pronouncements

        In January 2010, the FASB issued a standard pertaining to fair value disclosures (ASU No. 2010-06) that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to disclose certain additional information about purchases, sales, issuances, and settlements of Level 3 fair value measurements. This standard also requires an entity to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 items. The standard became effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure of activity, which is effective for fiscal years beginning after December 15, 2010. We adopted the level 3 disclosure requirements of this standard as of January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Recently Issued Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's stockholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In September 2011, the FASB issued a standard to simplify the process for determining goodwill impairment (ASU No. 2011-08). This standard gives an entity the option, as a first step, to assess qualitative factors in determining whether a two-step quantitative goodwill impairment test must be performed. If an assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step test is deemed unnecessary. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

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

        The following table summarizes the allocation of the $4.6 billion purchase price to the assets acquired and liabilities assumed from Terra on April 5, 2010. During the measurement period that ended on March 31, 2011, net adjustments of $31.9 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. The allocation of the purchase price recorded in the second quarter of 2010, and the net adjustments, are shown below. Our Consolidated Balance Sheet at December 31, 2010 was retrospectively adjusted to reflect these adjustments as required by the accounting guidance for business combinations. No further adjustments have been made to the purchase price allocation since March 31, 2011.

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

CF INDUSTRIES HOLDINGS, INC.

5.     Restructuring and Integration Costs

        During the three and nine months ended September 30, 2011, we incurred $0.8 million and $4.2 million, respectively, of restructuring and integration costs related to our acquisition of Terra. The restructuring costs relate to employee termination benefits. The integration costs relate to our incremental costs, such as consulting and other professional fees, directly related to integrating Terra.

        Our restructuring and integration costs consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Restructuring	$0.6	$3.7	$2.1	$4.8
Integration	0.2	4.9	2.1	13.1

Total	$0.8	$8.6	$4.2	$17.9

        In connection with the acquisition of Terra in 2010, our management approved a restructuring plan which involves the consolidation of our corporate headquarters, including the closure of our Sioux City, Iowa offices. The total expected cost of the plan is approximately $10 million, which includes employee termination costs associated with the elimination of approximately 105 positions. As of September 30, 2011, all of those employees had been notified that their positions have been or will be eliminated and we recognized a cumulative total of $9.0 million of related expenses. We expect to record the remaining employee termination costs by the end of 2011 based on the timing of planned terminations.

        The following table summarizes our restructuring activity for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
	(in millions)
Reserve balance—beginning	$2.9	$—
Employee termination expense	2.1	4.8
Cash payments	(2.9)	(3.1)

Reserve balance—ending	$2.1	$1.7

6.     Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at September 30, 2011 and December 31, 2010:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At September 30, 2011			At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(4.2)	$45.8	$50.0	$(2.1)	$47.9
TerraCair Brand	10.0	(1.5)	8.5	10.0	(0.7)	9.3

Total intangible assets	$60.0	$(5.7)	$54.3	$60.0	$(2.8)	$57.2

        Amortization expense of our identifiable intangibles was $0.9 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, and was $2.8 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.

        Total estimated amortization expense for the remainder of 2011 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2011	$0.9
2012	3.8
2013	3.8
2014	3.8
2015	3.8
2016	3.8

$19.9

7.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL is a variable interest entity that owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF Industries and Viterra Inc. (Viterra). CF Industries owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of both the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. CFL is a variable interest entity that we consolidate in our financial statements. CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale urea plant and on-site storage facilities for both ammonia and urea.

        CFL's net sales for the three months ended September 30, 2011 and 2010 were $182.5 million and $103.6 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $529.1 million and $323.1 million, respectively. CFL's assets and liabilities at September 30, 2011 were $392.5 million and $344.8 million, respectively, and at December 31, 2010 were $314.0 million and $263.8 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

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

        TNCLP makes cash distributions to the general and limited partners based upon formulas defined within its Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the general partner determines in its reasonable

CF INDUSTRIES HOLDINGS, INC.

discretion to be necessary or appropriate. Changes in working capital impact available cash, as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce available cash, while declines in the amount of cash invested in working capital increase available cash. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In each of the applicable quarters of 2011 and 2010, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels for the nine months ended September 30, 2011 and 2010, were $158.6 million and $32.9 million, respectively.

        At September 30, 2011, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Noncontrolling Interest Reconciliation

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Nine months ended September 30,
	2011			2010
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$365.6	$383.0	$16.0	$—	$16.0
Terra acquistion	—	—	—	—	373.0	373.0
Earnings attributable to noncontrolling interest	107.0	51.5	158.5	48.4	16.7	65.1
Declaration of distribution payable	—	(45.9)	(45.9)	—	(16.7)	(16.7)
Effect of exchange rate changes	(8.6)	—	(8.6)	0.8	—	0.8

Ending balance	$115.8	$371.2	$487.0	$65.2	$373.0	$438.2

Distributions payable to noncontrolling interest:
Beginning balance	$78.0	$—	$78.0	$92.1	$—	$92.1
Declaration of distributions payable	—	45.9	45.9	—	16.7	16.7
Distributions to noncontrolling interest	(81.5)	(45.9)	(127.4)	(93.8)	(16.7)	(110.5)
Effect of exchange rate changes	3.5	—	3.5	1.7	—	1.7

Ending balance	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

8.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	September 30, 2011				December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$95.8	$—	$—	$95.8	$49.5	$—	$—	$49.5
U.S. federal government obligations	1,306.5	—	—	1,306.5	711.1	—	—	711.1
Other debt securities	23.8	—	—	23.8	37.1	—	—	37.1

Total cash and cash equivalents	$1,426.1	$—	$—	$1,426.1	$797.7	$—	$—	$797.7
Short-term investments	—	—	—	—	3.1	—	—	3.1
Investments in auction rate securities	76.6	—	(5.5)	71.1	110.4	—	(7.6)	102.8
Asset retirement obligation funds	95.0	—	—	95.0	95.0	—	—	95.0
Nonqualified employee benefit trusts	21.4	—	(0.2)	21.2	21.2	—	(0.3)	20.9

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at September 30, 2011 and December 31, 2010 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	September 30, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,426.1	$1,426.1	$—	$—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	71.1	—	—	71.1
Nonqualified employee benefit trusts	21.2	21.2	—	—

Total assets at fair value	$1,613.4	$1,542.3	$—	$71.1

Unrealized losses on natural gas derivatives	$24.5	$—	$24.5	$—

Total liabilities at fair value	$24.5	$—	$24.5	$—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$797.7	$797.7	$—	$—
Available-for-sale short-term investments	3.1	3.1	—	—
Unrealized gains on natural gas derivatives	6.6	—	6.6	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	102.8	—	—	102.8
Nonqualified employee benefit trusts	20.9	20.9	—	—

Total assets at fair value	$1,026.1	$916.7	$6.6	$102.8

Unrealized losses on natural gas derivatives	$3.5	$—	$3.5	$—

Total liabilities at fair value	$3.5	$—	$3.5	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At September 30, 2011 and December 31, 2010, our cash and cash equivalents consisted primarily of U.S. Treasury Bills with original maturities of three months or less and money market mutual funds that invest in U.S. government obligations.

Short-term Investments

        At December 31, 2010, our short-term investments consisted of a Canadian Treasury Bill with an original maturity of twelve months.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices are observable inputs used to determine the fair value of these instruments. See Note 20—Derivative Financial Instruments, for additional information.

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

CF INDUSTRIES HOLDINGS, INC.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. During the third quarter of 2011, $9.2 million of our ARS were either sold or redeemed at par value.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we have classified these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 36 years. As of September 30, 2011, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	4.8
20 years up to 30 years	47.1
30 years up to 36 years	19.2

$71.1

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

CF INDUSTRIES HOLDINGS, INC.

the asset. It is reasonably possible that a change in the estimated fair value for instruments measured using Level 3 inputs could occur in the future.

Investments in auction rate securities
(in millions)
Fair value, January 1, 2011	$102.8
Sales and redemptions	(33.8)
Unrealized gain included in other comprehensive income (loss)	2.1

Fair value, September 30, 2011	$71.1

9.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$330.9	$48.2	$1,100.3	$148.9

Basic earnings per common share:
Weighted average common shares outstanding	69.4	71.1	70.7	62.5

Net earnings attributable to common stockholders	$4.77	$0.68	$15.55	$2.38

Diluted earnings per common share:
Weighted average common shares outstanding	69.4	71.1	70.7	62.5
Dilutive common shares—stock options	0.5	0.8	0.7	0.7

Diluted weighted average shares outstanding	69.9	71.9	71.4	63.2

Net earnings attributable to common stockholders	$4.73	$0.67	$15.41	$2.35

        In the computation of diluted net earnings per common share for the three and nine months ended September 30, 2010, approximately 0.4 million and 0.3 million, respectively, potentially dilutive stock options were excluded because the effect of their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, anti-dilutive stock options were insignificant.

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

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$2.8	$2.6	$8.5	$7.0
Interest cost on projected benefit obligation	9.0	8.9	26.9	22.0
Expected return on plan assets	(8.8)	(9.1)	(26.4)	(22.5)
Amortization of actuarial loss	1.5	1.0	4.5	2.9

Net periodic benefit cost	$4.5	$3.4	$13.5	$9.4

Retiree Medical
Service cost for benefits earned during the period	$0.7	$0.6	$2.0	$1.6
Interest cost on projected benefit obligation	1.1	0.6	3.2	1.9
Amortization of transition obligation	0.1	0.1	0.3	0.3
Amortization of actuarial loss	0.2	0.1	0.7	0.3

Net periodic benefit cost	$2.1	$1.4	$6.2	$4.1

        Our 2011 consolidated pension funding contributions are estimated to be approximately $18.0 million, of which approximately $11.4 million was funded in the first nine months of 2011.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and nine months ended September 30, 2011 and 2010 was insignificant.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $2.9 million and $8.7 million to the plans for the three and nine months ended September 30, 2011, respectively, and $3.7 million and $7.8 million to the plans for the three and nine months ended September 30, 2010, respectively.

11.   Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Loss (gain) on property, plant and equipment and non-core assets	$37.0	$(0.5)	$6.1	$(0.6)
Business combination costs	—	(0.5)	—	144.6
Peru project development costs	0.2	0.8	0.9	5.4
Bartow costs	1.4	1.4	3.2	3.2
Other	0.8	0.1	2.1	(1.7)

	$39.4	$1.3	$12.3	$150.9

CF INDUSTRIES HOLDINGS, INC.

        During the third quarter of 2011, we recorded a non-cash impairment charge of $35.1 million related to the methanol plant at our Woodward, Oklahoma nitrogen complex. The Woodward complex was acquired in the Terra acquisition and can produce nitrogen fertilizers and methanol. Based on a strategic review that was completed in the third quarter of 2011, the Woodward complex will focus on fertilizer production. As a result, management approved the permanent shutdown and removal of the methanol plant, and we recognized the impairment charge. The expense is included in the first line of the table above.

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is included in the first line in the table above. For further information on the sale of dry product warehouses, see Note 26—Related Party Transactions.

        Business combination costs include expenses associated with the Terra acquisition, including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. For additional discussion of the Terra acquisition, see Note 4—Terra Acquisition.

        Bartow costs consist of provisions for AROs and site maintenance costs at our closed phosphate fertilizer facility in Bartow, Florida. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack and cooling pond, and water treatment costs. For additional information on our AROs, see Note 18—Asset Retirement Obligations.

12.   Interest Expense

        Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Interest on borrowings	$28.0	$38.4	$85.8	$81.1
Fees on financing agreements	5.8	22.1	34.2	93.7
Interest capitalized and other	(1.7)	(2.2)	(5.0)	(4.2)

	$32.1	$58.3	$115.0	$170.6

        The fees on financing agreements for the nine months ended September 30, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of the senior secured term loan. The fees on financing agreements for the three and nine months ended September 30, 2010 includes $14.7 million and $73.7 million, respectively, of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 19—Financing Agreements, for additional information.

CF INDUSTRIES HOLDINGS, INC.

13.   Other Non-Operating—Net

        Details of other non-operating—net are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Gain on sale of marketable equity securities	$—	$—	$—	$(28.3)
Other	(0.1)	(0.5)	(0.6)	(0.3)

	$(0.1)	$(0.5)	$(0.6)	$(28.6)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock and realized a pre-tax gain of $28.3 million.

14.   Income Taxes

        Our income tax provision for the three months ended September 30, 2011 was $184.9 million on pre-tax income of $550.6 million, or an effective tax rate of 33.6%, compared to an income tax provision of $18.9 million on pre-tax income of $79.3 million, or an effective tax rate of 23.9%, for the three months ended September 30, 2010. The effective tax rate for the third quarter of 2011 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 37.1% compared to 33.6% in the third quarter 2010. The increase in this rate was due primarily to the establishment of a $13.1 million valuation allowance on certain state tax credits, higher taxes on certain foreign operations and the impact of a lower U.S. manufacturing profits deduction, partially offset by the impact of non-deductible acquisition costs in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions.

        Our unrecognized tax benefits have decreased by $4.4 million to $118.8 million at September 30, 2011 principally as the result of the completion of an Internal Revenue Service (IRS) examination in the three months ended June 30, 2011. The IRS has allowed the utilization of pre-IPO net operating loss carryforwards, thereby sustaining tax return positions taken in prior years. The amount of our unrecognized tax benefits at September 30, 2011 which, if recognized, would affect our effective tax rate has been reduced by $5.9 million to $46.0 million.

        For additional information concerning the income tax matters noted above, see Note 16—Income Taxes, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2011.

15.   Inventories—Net

        Inventories—net consist of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Fertilizer	$284.0	$207.5
Raw materials, spare parts and supplies	57.6	62.8

	$341.6	$270.3

CF INDUSTRIES HOLDINGS, INC.

16.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$66.8	$57.4
Additions	5.9	26.1
Depreciation	(21.0)	(20.2)
Effect of exchange rate changes	(0.6)	0.6

Ending balance	$51.1	$63.9

        Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalysts when a full plant shutdown occurs. Scheduled inspections are also conducted during full plant shutdowns, including required safety inspections which entail the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Internal employee costs and overhead are not considered turnaround costs and are not capitalized.

17.   Equity Method Investments

        Equity method investments consist of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Operating equity method investments	$424.1	$421.7
Non-operating equity method investments	561.8	555.4

Investments in and advances to affiliates	$985.9	$977.1

Operating Equity Method Investments

        Our equity method investments included in operating earnings consist of: (1) a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago; and (2) a 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$116.4	$57.0	$272.7	$93.4

Net earnings	$39.8	$18.5	$93.5	$24.7

Equity in earnings of operating affiliates	$15.0	$5.7	$40.7	$7.2

	September 30, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$142.9	$120.6
Long-term assets	148.9	147.4

Total assets	$291.8	$268.0

Current liabilities	$47.4	$33.0
Long-term liabilities	18.4	26.0
Equity	226.0	209.0

Total liabilities and equity	$291.8	$268.0

        The carrying value of these investments at September 30, 2011 was $424.1 million, which was $311.1 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. We purchased approximately $122.2 million and $44.5 million of ammonia from PLNL for the nine months ended September 30, 2011 and 2010, respectively.

        At September 30, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments is insignificant.

Non-Operating Equity Method Investments

        Our non-operating equity method investments consist of: (1) a 50% ownership of KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland; and (2) a 50% ownership in GrowHow UK Limited (GrowHow), which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and do not include the net earnings of these investments in earnings from operations since these operations

CF INDUSTRIES HOLDINGS, INC.

do not provide additional capacity to us, nor are these operations integrated within our supply chain. GrowHow is a joint venture between us and Yara International ASA.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$896.8	$534.4	$2,178.2	$1,138.3

Net earnings	$39.7	$27.8	$89.7	$45.8

Equity in earnings of non-operating affiliates—net of taxes	$16.7	$10.8	$35.0	$15.7

	September 30, 2011	December 31, 2010
	(in millions)
Condensed balance sheet information:
Current assets	$681.3	$454.1
Long-term assets	293.0	280.5

Total assets	$974.3	$734.6

Current liabilities	$466.8	$374.6
Long-term liabilities	113.9	117.6
Equity	393.6	242.4

Total liabilities and equity	$974.3	$734.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At September 30, 2011 and December 31, 2010, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the nine months ended September 30, 2011 and 2010, we recognized interest income on advances to Keytrade of $0.1 million and $0.1 million, respectively. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at September 30, 2011 was $549.4 million, which was $352.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At September 30, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $45.7 million.

CF INDUSTRIES HOLDINGS, INC.

18.   Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2010 to September 30, 2011 are summarized below:

(in millions)
Obligation at December 31, 2010	$119.8
Accretion expense	6.5
Liabilities incurred	2.4
Expenditures	(4.2)
Changes in estimate	2.0

Obligation at September 30, 2011	$126.5

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. Our liability for phosphogypsum stack costs includes the cost of stack closure at our Plant City, Florida phosphate fertilizer complex and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. In addition to reclamation AROs arising from normal mining activity, AROs may increase in the future upon expansion of the Plant City phosphogypsum stack.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Current portion	$10.8	$8.1
Noncurrent portion	115.7	111.7

	$126.5	$119.8

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure and maintenance of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. As a means of complying with such regulations, we maintain an escrow account established for the benefit of the FDEP. In the first quarter of 2010, we made an annual contribution of $3.7 million to this account. No contribution was necessary in 2011. At September 30, 2011, the balance in this escrow account was $13.2 million.

        In the third quarter of 2010, we entered into a Consent Decree with the EPA and the FDEP (the Plant City Consent Decree) with respect to our Plant City phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. As a result,

CF INDUSTRIES HOLDINGS, INC.

in the fourth quarter of 2010 we established a trust for the benefit of the EPA and the FDEP, deposited $54.8 million into the trust and transferred $26.9 million from our previously established escrow account described above. At September 30, 2011 the balance in the trust was $81.8 million. In October 2011 we made an additional contribution of $50.4 million and we currently expect to deposit approximately the same amount in 2012, at which point the trust will be fully funded. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust.

        Prior to the Plant City Consent Decree, the Company's financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires the Company to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, and monitoring costs for the phosphogypsum stack system at our closed Bartow phosphate complex.

19.   Financing Agreements

        Long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Term loan	$—	$341.1
Unsecured senior notes:
6.875% due 2018	800.0	800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	13.0	13.0

	$1,613.0	$1,954.1
Less: Current portion	—	—

Net long-term debt	$1,613.0	$1,954.1

Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement with certain lenders, including Morgan Stanley Senior Funding, Inc. (MSSF), and MSSF as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) through the date of the Merger (see Note 4—Terra Acquisition) and a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate. The Credit Agreement initially was to expire on April 5, 2015 (see the Amendment discussed below).

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra; to refinance certain indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 19 under "Senior Notes due 2018 and 2020." In 2010, we also

CF INDUSTRIES HOLDINGS, INC.

repaid an aggregate of $650 million of the Term Loan borrowings and, in the first quarter of 2011, we repaid the remaining balance of the Term Loan, both with cash from operations.

        On August 3, 2011, we completed an amendment (the Amendment) to the Credit Agreement to accomplish the following: increase the amounts of indebtedness permitted to be incurred under certain secured and unsecured indebtedness baskets which are not to exceed a percentage of consolidated total assets and, in certain cases, are subject to compliance with a maximum leverage ratio; permit certain investments if the Company is in compliance with a minimum interest coverage ratio and a maximum leverage ratio; and increase the amounts available in certain dividend and other restricted payment baskets. In addition, the Amendment extended the maturity date of the Credit Agreement an additional year to 2016 and replaced the leverage based pricing with corporate credit ratings based pricing for both the commitment fee and interest rate margin.

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At September 30, 2011, there was $491.2 million of available credit under the Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding. The Credit Agreement requires that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio and includes other customary terms and conditions, including negative covenants and events of default.

        The obligations of CF Industries under the Credit Agreement are guaranteed by the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the Guarantors). The obligations of CF Industries and the Guarantors under the Credit Agreement are secured by senior liens on substantially all of the assets of CF Industries and the Guarantors, subject to certain exceptions. The Amendment described above permits the release of liens on substantially all of the assets securing the obligations under the Credit Agreement if the Company obtains certain credit ratings from S&P and Moody's.

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

        At September 30, 2011, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.8 billion.

CF INDUSTRIES HOLDINGS, INC.

Terra Senior Notes

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At September 30, 2011, the carrying value of the 2017 Notes that remain outstanding was $13.0 million, which approximates fair value.

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

20.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods of generally less than 18 months. We use natural gas derivative instruments primarily to lock in a substantial portion of our margin on sales under our Forward Pricing Program. Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our Forward Pricing Program.

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using primarily a NYMEX futures price index, which represents fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Realized losses	$(15.8)	$(8.3)	$(24.5)	$(23.2)
Unrealized mark-to-market losses	(14.1)	(25.7)	(27.6)	(21.8)

Net derivative losses	$(29.9)	$(34.0)	$(52.1)	$(45.0)

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	September 30, 2011	December 31, 2010
	(in millions)
Unrealized gains in other current assets	$—	$6.6
Unrealized losses in other current liabilities	(24.5)	(3.5)

Net unrealized derivative gains (losses)	$(24.5)	$3.1

        As of September 30, 2011 and December 31, 2010, we had open derivative contracts for 45.8 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2011, we used derivatives to cover approximately 61.9% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At September 30, 2011, we had no cash collateral on deposit with counterparties for derivative contracts. At December 31, 2010, we had cash collateral of $2.6 million on deposit with derivative counterparties.

        As of September 30, 2011 and December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $24.5 million and $0.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At September 30, 2011, we were not in a net asset position with any derivative counterparty. At December 31, 2010, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $6.4 million. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

CF INDUSTRIES HOLDINGS, INC.

        A summary of current year stock option activity under the Plan through September 30, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,737,062	$36.14	$172.0
Granted	124,810	151.39	—
Exercised	(585,600)	24.68	72.3
Forfeited	(4,883)	88.66	—

Outstanding at September 30, 2011	1,271,389	52.53	93.7

Exercisable at September 30, 2011	959,741	34.52	85.4

        Cash received from stock option exercises for the nine months ended September 30, 2011 was $14.5 million.

        A summary of current year restricted stock activity under the Plan through September 30, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	109,602	$84.46
Granted	34,934	150.64
Restrictions lapsed (vested)	(26,925)	104.41
Forfeited	(600)	81.30

Outstanding at September 30, 2011	117,011	99.64

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Stock-based compensation expense	$2.6	$1.8	$7.3	$5.6
Income tax benefit	(1.0)	(0.7)	(2.7)	(2.1)

Stock-based compensation expense, net of income taxes	$1.6	$1.1	$4.6	$3.5

        As of September 30, 2011, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $12.4 million for stock options, which will be recognized over a weighted average period of 2.3 years, and $6.9 million for restricted stock, which will be recognized over a weighted average period of 2.1 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three and nine months ended September 30, 2011 was $7.2 million and $25.7 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

        In addition to the foregoing, for the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of $0.3 million and $0.7 million, respectively, for TNCLP phantom units provided to non-employee directors of TNGP.

22.   Treasury Stock

        On August 4, 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the third quarter of 2011, we repurchased approximately 5.6 million shares under the program for $878.4 million, of which $76.5 million was accrued but unpaid at September 30, 2011. Subsequent to the end of the third quarter, we repurchased an additional 0.9 million shares for $121.7 million, bringing the total shares repurchased to date under this program to 6.5 million at an aggregate cost of $1.0 billion.

23.   Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2009	$(0.4)	$9.7	$(52.5)	$(43.2)
Unrealized holding loss on securities	—	(2.2)	—	(2.2)
Reclassification to earnings	—	(21.3)	3.3	(18.0)
Effect of exchange rate changes and deferred taxes	19.6	9.0	(1.3)	27.3

Balance at September 30, 2010	$19.2	$(4.8)	$(50.5)	$(36.1)

Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	2.4	—	2.4
Reclassification to earnings	—	(0.2)	6.0	5.8
Effect of exchange rate changes and deferred taxes	(19.9)	(0.8)	(1.6)	(22.3)

Balance at September 30, 2011	$2.5	$(3.5)	$(66.4)	$(67.4)

        The reclassification to earnings of $21.3 million during the nine months ended September 30, 2010 reflects the portion of the $28.3 million pre-tax gain realized in January 2010 on the sale of our investment in marketable equity securities that was unrealized at December 31, 2009.

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

CF INDUSTRIES HOLDINGS, INC.

Challenge to Federal Numeric Nutrient Criteria Regulation.

        On August 18, 2009, the EPA entered into a consent decree with environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for lakes and inland flowing waters on November 14, 2010, which criteria will become effective March 6, 2012. The EPA intends to propose numeric nutrient criteria for coastal and estuarine waters in March 2012, and finalize such criteria in November of that year. The final numeric water quality criteria for lakes and inland flowing waters are substantially lower than water quality criteria that have been developed and applied in Florida on a case-by-case basis. CF Industries, along with the State of Florida, local wastewater utilities, other industrial entities (including other fertilizer manufacturers) and environmental groups, have filed suit in federal district court in Florida challenging the regulation.

        If the EPA's numeric nutrient criteria regulation is upheld, we could be subject to more stringent waste water discharge limits for our mining, manufacturing and distribution operations in Florida. The specific limits imposed on wastewater discharges from our facilities will depend not only on the adopted criteria but also specific permit conditions to be developed that are consistent with these criteria. More stringent limits could increase our costs and/or limit our operations and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

CF INDUSTRIES HOLDINGS, INC.

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

Other

CERCLA/Remediation Matters.

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we are alleged to have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner conducted a cleanup of the processing portion of the site pursuant to a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ). The current could bring a lawsuit against us seeking contribution to the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit will be brought. In 2011, we and the current owner received a notice from IDEQ that alleged that we and the current owner were potentially responsible parties for the cleanup of the mine portion of the site. IDEQ requested from each party an indication of its willingness to enter into negotiations for an investigation of the mine portion of the site. The current owner indicated a willingness to negotiate. While reserving all rights and not admitting liability, we also indicated a willingness to negotiate. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. Based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

25.   Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. Our two segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses, restructuring and integration costs and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2011 and 2010 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2011
Net sales
Ammonia	$222.9	$—	$222.9
Granular Urea	298.0	—	298.0
UAN	495.7	—	495.7
AN	65.4	—	65.4
DAP	—	219.7	219.7
MAP	—	66.1	66.1
Other	36.0	—	36.0

	1,118.0	285.8	1,403.8
Cost of sales	565.9	199.9	765.8

Gross margin	$552.1	$85.9	$638.0

Total other operating costs and expenses			70.7
Equity in earnings of operating affiliates			15.0

Operating earnings			$582.3

Three months ended September 30, 2010
Net sales
Ammonia	$201.9	$—	$201.9
Granular Urea	168.8	—	168.8
UAN	269.3	—	269.3
AN	53.2	—	53.2
DAP	—	133.0	133.0
MAP	—	49.0	49.0
Other	41.9	—	41.9

	735.1	182.0	917.1
Cost of sales	593.8	153.5	747.3

Gross margin	$141.3	$28.5	$169.8

Total other operating costs and expenses			38.7
Equity in earnings of operating affiliates			5.7

Operating earnings			$136.8

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2011
Net sales
Ammonia	$1,009.7	$—	$1,009.7
Granular Urea	805.3	—	805.3
UAN	1,430.2	—	1,430.2
AN	196.3	—	196.3
DAP	—	617.5	617.5
MAP	—	213.0	213.0
Other	107.5	—	107.5

	3,549.0	830.5	4,379.5
Cost of sales	1,771.8	577.3	2,349.1

Gross margin	$1,777.2	$253.2	$2,030.4

Total other operating costs and expenses			109.7
Equity in earnings of operating affiliates			40.7

Operating earnings			$1,961.4

Nine months ended September 30, 2010
Net sales
Ammonia	$714.7	$—	$714.7
Granular Urea	582.2	—	582.2
UAN	695.9	—	695.9
AN	109.3	—	109.3
DAP	—	410.0	410.0
MAP	—	132.5	132.5
Other	82.8	—	82.8

	2,184.9	542.5	2,727.4
Cost of sales	1,578.8	453.0	2,031.8

Gross margin	$606.1	$89.5	$695.6

Total other operating costs and expenses			242.1
Equity in earnings of operating affiliates			7.2

Operating earnings			$460.7

        Total assets at September 30, 2011 and December 31, 2010, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Total assets
September 30, 2011	$6,016.2	$648.6	$2,581.0	$9,245.8
December 31, 2010	$6,143.0	$618.3	$1,992.7	$8,754.0

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

26.   Related Party Transactions

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. As a result of this sale of assets to GROWMARK, we received net proceeds of $38.1 million and recorded a pre-tax gain of $32.5 million.

27.   Condensed Consolidating Financial Statements

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2011 and 2010 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2011 and December 31, 2010. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$787.6	$494.1	$456.5	$(334.4)	$1,403.8
Cost of sales	—	445.7	373.1	199.3	(252.3)	765.8

Gross margin	—	341.9	121.0	257.2	(82.1)	638.0

Selling, general and administrative	0.9	23.9	1.1	4.6	—	30.5
Restructuring and integration costs	—	0.2	0.6	—	—	0.8
Other operating—net	—	4.4	34.5	0.5	—	39.4

Total other operating costs and expenses	0.9	28.5	36.2	5.1	—	70.7
Equity in (loss) earnings of operating affiliates	—	(3.1)	0.4	17.7	—	15.0

Operating (loss) earnings	(0.9)	310.3	85.2	269.8	(82.1)	582.3
Interest expense	—	28.6	2.9	0.6	—	32.1
Interest income	—	(0.1)	4.2	(4.4)	—	(0.3)
Net (earnings) of wholly-owned subsidiaries	(331.4)	(143.5)	(170.0)	—	644.9	—
Other non-operating—net	—	(0.1)	(0.1)	0.1	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	330.5	425.4	248.2	273.5	(727.0)	550.6
Income tax (benefit) provision	(0.4)	94.0	91.6	(0.3)	—	184.9
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	16.7	—	16.7

Net earnings	330.9	331.4	156.6	290.5	(727.0)	382.4
Less: Net earnings attributable to noncontrolling interest	—	—	16.5	117.1	(82.1)	51.5

Net earnings attributable to common stockholders	$330.9	$331.4	$140.1	$173.4	$(644.9)	$330.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$481.9	$242.7	$261.0	$(68.5)	$917.1
Cost of sales	—	379.9	195.9	208.2	(36.7)	747.3

Gross margin	—	102.0	46.8	52.8	(31.8)	169.8

Selling, general and administrative	0.5	16.0	8.5	3.8	—	28.8
Restructuring and integration costs	—	4.6	4.0	—	—	8.6
Other operating—net	—	1.1	—	0.2	—	1.3

Total other operating costs and expenses	0.5	21.7	12.5	4.0	—	38.7
Equity in (loss) earnings of operating affiliates	—	(1.0)	0.3	6.4	—	5.7

Operating (loss) earnings	(0.5)	79.3	34.6	55.2	(31.8)	136.8
Interest expense	—	57.3	0.7	0.4	(0.1)	58.3
Interest income	—	(0.3)	4.5	(4.6)	0.1	(0.3)
Net (earnings) of wholly-owned subsidiaries	(52.6)	(28.0)	(27.9)	—	108.5	—
Other non-operating—net	—	(0.1)	(0.4)	—	—	(0.5)

Earnings before income taxes and equity in earnings of non-operating affiliates	52.1	50.4	57.7	59.4	(140.3)	79.3
Income tax provision (benefit)	3.5	(2.2)	24.6	(7.0)	—	18.9
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	10.8	—	10.8

Net earnings	48.6	52.6	33.1	77.2	(140.3)	71.2
Less: Net earnings attributable to the noncontrolling interest	—	—	6.4	48.4	(31.8)	23.0

Net earnings attributable to common stockholders	$48.6	$52.6	$26.7	$28.8	$(108.5)	$48.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,523.3	$1,480.7	$1,356.0	$(980.5)	$4,379.5
Cost of sales	—	1,379.7	1,132.2	595.8	(758.6)	2,349.1

Gross margin	—	1,143.6	348.5	760.2	(221.9)	2,030.4

Selling, general and administrative	2.4	72.7	4.7	13.4	—	93.2
Restructuring and integration costs	—	2.2	2.0	—	—	4.2
Other operating—net	—	(25.3)	36.8	0.8	—	12.3

Total other operating costs and expenses	2.4	49.6	43.5	14.2	—	109.7
Equity in (loss) earnings of operating affiliates	—	(0.7)	2.0	39.4	—	40.7

Operating (loss) earnings	(2.4)	1,093.3	307.0	785.4	(221.9)	1,961.4
Interest expense	—	108.6	4.7	1.9	(0.2)	115.0
Interest income	—	(0.6)	12.9	(14.0)	0.2	(1.5)
Net (earnings) of wholly-owned subsidiaries	(1,101.8)	(476.9)	(486.9)	—	2,065.6	—
Other non-operating—net	—	(0.1)	(0.5)	—	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,099.4	1,462.3	776.8	797.5	(2,287.5)	1,848.5
Income tax (benefit) provision	(0.9)	360.5	256.2	8.9	—	624.7
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	35.0	—	35.0

Net earnings	1,100.3	1,101.8	520.6	823.6	(2,287.5)	1,258.8
Less: Net earnings attributable to noncontrolling interest	—	—	51.5	328.9	(221.9)	158.5

Net earnings attributable to common stockholders	$1,100.3	$1,101.8	$469.1	$494.7	$(2,065.6)	$1,100.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,695.8	$553.3	$696.1	$(217.8)	$2,727.4
Cost of sales	—	1,241.2	427.7	487.6	(124.7)	2,031.8

Gross margin	—	454.6	125.6	208.5	(93.1)	695.6
Selling, general and administrative	2.1	49.4	14.5	7.3	—	73.3
Restructuring and integration costs	—	11.3	6.6	—	—	17.9
Other operating—net	118.7	32.0	—	0.2	—	150.9

Total other operating costs and expenses	120.8	92.7	21.1	7.5	—	242.1
Equity in earnings of operating affiliates	—	(1.0)	0.8	7.4	—	7.2

Operating (loss) earnings	(120.8)	360.9	105.3	208.4	(93.1)	460.7
Interest expense	—	163.4	6.8	0.6	(0.2)	170.6
Interest income	—	(0.9)	10.4	(10.7)	0.2	(1.0)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(216.5)	(83.4)	(94.3)	—	394.2	—
Other non-operating—net	—	(28.2)	(0.4)	—	—	(28.6)

Earnings before income taxes and equity in loss of non-operating affiliates	95.7	310.0	165.8	218.5	(487.3)	302.7
Income tax (benefit) provision	(53.2)	93.4	68.9	(4.7)	—	104.4
Equity in (loss) earnings of non-operating affiliates—net of taxes	—	(0.1)	(0.1)	15.9	—	15.7

Net earnings	148.9	216.5	96.8	239.1	(487.3)	214.0
Less: Net earnings attributable to the noncontrolling interest	—	—	16.7	141.5	(93.1)	65.1

Net earnings attributable to common stockholders	$148.9	$216.5	$80.1	$97.6	$(394.2)	$148.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$416.1	$333.9	$676.1	$—	$1,426.1
Accounts receivable	—	118.0	268.5	321.9	(439.8)	268.6
Inventories—net	—	254.3	62.1	25.2	—	341.6
Prepaid income taxes	—	226.9	—	—	(226.9)	—
Other	—	8.0	8.0	5.6	—	21.6

Total current assets	—	1,023.3	672.5	1,028.8	(666.7)	2,057.9
Property, plant and equipment—net	—	752.6	1,606.8	1,379.9	—	3,739.3
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	3,151.5	5,351.6	1,349.6	976.4	(9,843.2)	985.9
Investments in auction rate securities	—	71.1	—	—	—	71.1
Due from affiliates	1,110.5	—	1,350.8	—	(2,461.3)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	93.5	115.5	23.1	—	232.1

Total assets	$4,262.0	$7,388.0	$7,158.8	$3,408.2	$(12,971.2)	$9,245.8

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$(0.8)	$336.5	$68.8	$59.9	$(24.0)	$440.4
Income taxes payable	—	—	292.0	12.6	(226.9)	77.7
Customer advances	—	608.2	256.2	13.8	—	878.2
Notes payable	—	200.0	—	13.8	(209.1)	4.7
Deferred income taxes	—	73.8	—	—	—	73.8
Distributions payable to noncontrolling interest	—	—	—	306.4	(306.4)	—
Other	—	23.1	—	4.6	—	27.7

Total current liabilities	(0.8)	1,241.6	617.0	411.1	(766.4)	1,502.5

Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	43.0	823.0	163.4	—	1,029.4
Due to affiliates	—	1,111.3	—	1,350.0	(2,461.3)	—
Other noncurrent liabilities	—	240.6	75.9	34.6	—	351.1
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,779.7	739.8	4,450.2	1,114.1	(6,304.1)	2,779.7
Retained earnings	2,428.2	2,479.1	653.4	242.3	(3,374.8)	2,428.2
Treasury Stock	(878.4)	—	—	—	—	(878.4)
Accumulated other comprehensive income (loss)	(67.4)	(67.4)	1.9	(5.8)	71.3	(67.4)

Total stockholders' equity	4,262.8	3,151.5	5,258.6	1,449.1	(9,859.2)	4,262.8
Noncontrolling interest	—	—	371.3	—	115.7	487.0

Total equity	4,262.8	3,151.5	5,629.9	1,449.1	(9,743.5)	4,749.8

Total liabilities and equity	$4,262.0	$7,388.0	$7,158.8	$3,408.2	$(12,971.2)	$9,245.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$136.2	$164.0	$497.5	$—	$797.7
Short-term investments	—	—	—	3.1	—	3.1
Accounts receivable	—	540.9	66.3	256.2	(624.5)	238.9
Inventories—net	—	177.8	49.3	43.2	—	270.3
Prepaid income taxes	—	18.3	—	3.4	(21.7)	—
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	19.0	6.2	6.2	—	31.4

Total current assets	2.2	892.2	285.8	809.6	(648.4)	1,341.4
Property, plant and equipment—net	—	747.9	1,712.6	1,481.8	—	3,942.3
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,106.4	4,893.4	1,193.4	967.4	(8,183.5)	977.1
Investments in auction rate securities	—	102.8	—	—	—	102.8
Due from affiliates	1,941.9	—	1,409.4	—	(3,351.3)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	111.6	100.5	18.8	—	230.9

Total assets	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$180.0	$95.0	$63.8	$(15.7)	$323.2
Income taxes payable	—	—	83.9	—	(21.7)	62.2
Customer advances	—	285.4	81.1	65.0	—	431.5
Notes payable	—	—	452.9	14.5	(462.5)	4.9
Deferred income taxes	—	38.6	—	—	—	38.6
Distributions payable to noncontrolling interest	—	—	—	224.5	(146.5)	78.0
Other	—	8.7	0.5	1.0	—	10.2

Total current liabilities	0.1	512.7	713.4	368.8	(646.4)	948.6

Long-term debt	—	1,941.1	13.0			1,954.1
Deferred income taxes	—	108.6	789.7	178.5	(2.1)	1,074.7
Due to affiliates	—	1,942.8	—	1,408.5	(3,351.3)	—
Other noncurrent liabilities	—	232.2	76.0	35.0	—	343.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,732.2	739.9	4,450.2	1,114.6	(6,304.7)	2,732.2
Retained earnings	1,370.8	1,419.8	184.4	63.4	(1,667.6)	1,370.8
Accumulated other comprehensive income (loss)	(53.3)	(53.3)	19.8	10.9	22.6	(53.3)

Total stockholders' equity	4,050.4	2,106.4	4,807.5	1,286.8	(8,200.7)	4,050.4
Noncontrolling interest	—	—	365.7	—	17.3	383.0

Total equity	4,050.4	2,106.4	5,173.2	1,286.8	(8,183.4)	4,433.4

Total liabilities and equity	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,100.3	$1,101.8	$520.6	$823.6	$(2,287.5)	$1,258.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	103.4	105.9	105.6	—	314.9
Deferred income taxes	2.0	(12.9)	35.1	(7.8)	—	16.4
Stock compensation expense	7.3	—	—	0.7	—	8.0
Excess tax benefit from stock-based compensation	(25.7)	—	—	—	—	(25.7)
Unrealized loss (gain) on derivatives	—	23.7	(0.4)	4.3	—	27.6
(Gain) loss on disposal or impairment of property, plant and equipment and non-core assets	—	(32.0)	37.9	1.5	—	7.4
Undistributed (earnings) of affiliates—net	(1,101.8)	(698.7)	(487.1)	(51.4)	2,287.5	(51.5)
Due to/from affiliates—net	780.7	(781.1)	374.4	(374.0)	—	—
Changes in:
Accounts receivable	—	491.0	(2.2)	(273.1)	(249.4)	(33.7)
Margin deposits	—	2.6	—	1.8	—	4.4
Inventories	—	(77.2)	(10.7)	12.8	—	(75.1)
Accrued income taxes	—	(203.7)	208.1	16.8	—	21.2
Accounts payable and accrued expenses	(0.9)	276.1	(679.3)	197.2	249.4	42.5
Customer advances—net	—	322.8	175.0	(51.0)	—	446.8
Other—net	(0.2)	1.9	(4.7)	(3.9)	—	(6.9)

Net cash provided by operating activities	761.7	517.7	272.6	403.1	—	1,955.1

Investing Activities:
Additions to property, plant and equipment	—	(93.2)	(59.2)	(16.8)	—	(169.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	48.9	2.4	—	—	51.3
Sales and maturities of short-term and auction rate securities	—	33.8	—	3.1	—	36.9
Other—net	—	—	—	31.2	—	31.2

Net cash (used in) provided by investing activities	—	(10.5)	(56.8)	17.5	—	(49.8)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—		(346.0)
Financing fees	—	(1.5)	—	—	—	(1.5)
Purchase of treasury stock	(801.9)	—	—	—	—	(801.9)
Dividends paid on common stock	(42.6)	—	—	—	—	(42.6)
Dividends to/from affiliates	42.6	(42.6)	—	—	—	—
Distributions to/from noncontrolling interest	—	153.0	(45.9)	(234.5)	—	(127.4)
Issuances of common stock under employee stock plans	14.5	—	—	—	—	14.5
Excess tax benefit from stock-based compensation	25.7	—	—	—	—	25.7

Net cash (used in) provided by financing activities	(761.7)	(237.1)	(45.9)	(234.5)	—	(1,279.2)

Effect of exchange rate changes on cash and cash equivalents	—	9.8	—	(7.5)	—	2.3

Increase in cash and cash equivalents	—	279.9	169.9	178.6	—	628.4
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$416.1	$333.9	$676.1	$—	$1,426.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$148.9	$216.5	$96.8	$239.1	$(487.3)	$214.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	161.5	63.2	63.8	—	288.5
Deferred income (benefit) taxes	—	21.1	29.1	(8.7)	—	41.5
Stock compensation expense	5.6	—	—	0.2	—	5.8
Excess tax benefit from stock-based compensation	(1.2)	—	—	—	—	(1.2)
Unrealized (gain) loss on derivatives	—	17.9	(1.5)	4.5	—	20.9
Inventory valuation allowance	—	0.2	0.2	—	—	0.4
Loss on extinguishment of debt		—	17.0			17.0
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal or impairment of property, plant and equipment	—	(0.8)	0.7	—	—	(0.1)
Undistributed (earnings) loss of affiliates—net	(216.5)	(179.2)	(94.2)	(28.5)	487.3	(31.1)
Due to/from affiliates—net	(1,047.0)	1,049.7	(1,126.7)	1,124.0	—	—
Changes in (net of effects of acquisition):
Accounts receivable	—	(659.9)	9.1	140.0	588.4	77.6
Margin deposits	—	(4.4)	—	—	—	(4.4)
Inventories	—	(3.3)	42.0	37.6	—	76.3
Accrued income taxes	—	(71.4)	49.3	(9.2)	—	(31.3)
Accounts payable and accrued expenses	—	30.2	491.4	(0.2)	(588.4)	(67.0)
Customer advances—net	—	102.9	(19.9)	(28.3)	—	54.7
Other—net	(0.8)	3.4	1,196.1	(1,198.0)	—	0.7

Net cash provided by (used in) operating activities	(1,111.0)	656.1	752.6	336.3	0.0	634.0

Investing Activities:
Additions to property, plant and equipment	—	(75.1)	(72.6)	(40.8)	—	(188.5)
Proceeds from sale of property, plant and equipment	—	12.7	—	—	—	12.7
Purchases of short-term securities	—	(25.5)	—	—	—	(25.5)
Sales and maturities of short-term and auction rate securities	—	219.5	—	—	—	219.5
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation escrow account	—	(3.7)	—	—	—	(3.7)
Purchase of Terra Industries Inc.	—	(3,721.4)			543.6	(3,177.8)
Other—net	—	0.3	—	30.7	—	31.0

Net cash provided by (used in) investing activities	—	(3,426.1)	(72.6)	(10.1)	543.6	(2,965.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—		5,197.2
Payments of long-term debt	—	(2,964.2)	(744.5)	—		(3,708.7)
Financing fees	(41.3)	(167.8)	—	—	—	(209.1)
Dividends paid on common stock	(19.1)	—	(20.0)	—	—	(39.1)
Dividends to/from affiliates	19.1	(19.1)	—	—	—	—
Distributions to noncontrolling interest	—	182.3	(16.6)	(276.2)	—	(110.5)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	1.2	—	—	—	—	1.2
Excess tax benefit from stock-based compensation	1.2	—	—	—	—	1.2
Other—net	—	—	0.7	(0.7)	—	—

Net cash provided by (used in) financing activities	1,111.1	2,228.4	(780.4)	(276.9)	—	2,282.2

Effect of exchange rate changes on cash and cash equivalents	—	(4.2)	—	4.5	—	0.3

Increase (decrease) in cash and cash equivalents	0.1	(545.8)	(100.4)	53.8	543.6	(48.7)
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$0.1	$117.2	$87.7	$443.4	$—	$648.4

CF INDUSTRIES HOLDINGS, INC.

28. Subsequent Event

        On August 4, 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the third quarter of 2011, we repurchased approximately 5.6 million shares under the program for $878.4 million, of which $76.5 million was accrued but unpaid at September 30, 2011. Subsequent to the end of the third quarter, we repurchased an additional 0.9 million shares for $121.7 million, bringing the total shares repurchased to date under this program to 6.5 million at an aggregate cost of $1.0 billion.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2011 Compared to the Third Quarter of 2010

  •
  Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

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

  •
  an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

  •
  joint venture investments that we account for under the equity method, which consist of:

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

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products, for a purchase price of $4.6 billion. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. Therefore, Terra's financial results are not included in the consolidated financial results for the first quarter of 2010. Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 4 and 19 to our unaudited interim consolidated financial statements included in Part 1 of this report and in the section titled "Acquisition of Terra" later in this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $330.9 million in the third quarter of 2011 compared to net earnings of $48.2 million in the same quarter of 2010. Our results for the third quarter of 2011 included a $35.1 million pre-tax ($21.8 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant. The methanol plant is part of a nitrogen complex that was acquired with the Terra acquisition. The Woodward complex can produce nitrogen based fertilizers and methanol. Based on a strategic review that was completed in the third quarter of 2011, the Woodward complex will focus on fertilizer production. As a result, management approved the permanent shutdown and removal of the methanol plant and recognized the impairment charge. We also recognized a $14.1 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives in the third quarter.

    The net earnings attributable to common stockholders of $48.2 million in the third quarter of 2010 included an unrealized mark-to-market loss on natural gas derivatives and charges related to our acquisition of Terra and other project development costs. These items included a net $25.7 million pre-tax unrealized mark-to-market loss ($15.9 million after tax) on natural gas derivatives, $14.7 million ($9.1 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured term loan related to the Terra acquisition, $8.6 million ($5.3 million after tax) of restructuring and integration costs associated with the Terra acquisition and $0.4 million ($0.7 million after tax) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

  •
  Our gross margin increased $468.2 million to $638.0 million in the third quarter of 2011 from $169.8 million in the same quarter of 2010 due primarily to higher average nitrogen and phosphate fertilizer selling prices and sales volumes.

  •
  Our net sales increased $486.7 million, or 53%, to $1.4 billion in the third quarter of 2011 from $917.1 million in the third quarter of the prior year. The increase in net sales was due primarily to higher average nitrogen and phosphate fertilizer selling prices. Total sales volume (measured in short tons) in the third quarter of 2011 increased 3% from the prior year period as increases in UAN, urea and phosphate fertilizer sales volumes were partially offset by a decrease in ammonia sales volume.

  •
  Cash flow from operations in the first nine months of 2011 compared to the same period of 2010 increased $1.3 billion to $2.0 billion, due primarily to an increase in net earnings and an increase in customer advances related to forward sales contracts.

  •
  During the third quarter of 2011, we repurchased 5.6 million shares of our common stock for $878.4 million under a share repurchase program authorized by our Board of Directors.

  •
  We paid cash dividends of $42.6 million and $39.1 million in the first nine months of 2011 and 2010, respectively. In the third quarter of 2011, we increased the quarterly dividend to $0.40 per common share from $0.10 per common share. The cash dividends paid in the first nine months of 2010 included $20.1 million declared by Terra prior to the April 5, 2010 acquisition that was paid subsequent to the acquisition date.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except per share amounts)
Net sales	$1,403.8	$917.1	$486.7	53.1%	$4,379.5	$2,727.4	$1,652.1	60.6%
Cost of sales	765.8	747.3	18.5	2.5%	2,349.1	2,031.8	317.3	15.6%

Gross margin	638.0	169.8	468.2	N/M	2,030.4	695.6	1,334.8	191.9%
Selling, general and administrative	30.5	28.8	1.7	5.9%	93.2	73.3	19.9	27.1%
Restructuring and integration costs	0.8	8.6	(7.8)	(90.7)%	4.2	17.9	(13.7)	(76.5)%
Other operating—net	39.4	1.3	38.1	N/M	12.3	150.9	(138.6)	(91.8)%

Total other operating costs and expenses	70.7	38.7	32.0	82.7%	109.7	242.1	(132.4)	(54.7)%
Equity in earnings of operating affiliates	15.0	5.7	9.3	163.2%	40.7	7.2	33.5	N/M

Operating earnings	582.3	136.8	445.5	N/M	1,961.4	460.7	1,500.7	N/M
Interest expense	32.1	58.3	(26.2)	(44.9)%	115.0	170.6	(55.6)	(32.6)%
Interest income	(0.3)	(0.3)	—	0.0%	(1.5)	(1.0)	(0.5)	50.0%
Loss on extinguishment of debt	—	—	—	N/M	—	17.0	(17.0)	(100.0)%
Other non-operating—net	(0.1)	(0.5)	0.4	(80.0)%	(0.6)	(28.6)	28.0	(97.9)%

Earnings before income taxes and equity in earnings of non-operating affiliates	550.6	79.3	471.3	N/M	1,848.5	302.7	1,545.8	N/M
Income tax provision	184.9	18.9	166.0	N/M	624.7	104.4	520.3	N/M
Equity in earnings of non-operating affiliates—net of taxes	16.7	10.8	5.9	54.6%	35.0	15.7	19.3	122.9%

Net earnings	382.4	71.2	311.2	N/M	1,258.8	214.0	1,044.8	N/M
Less: Net earnings attributable to noncontrolling interest	51.5	23.0	28.5	123.9%	158.5	65.1	93.4	143.5%

Net earnings attributable to common stockholders	$330.9	$48.2	$282.7	N/M	$1,100.3	$148.9	$951.4	N/M

Diluted net earnings per share attributable to common stockholders	$4.73	$0.67	$4.06		$15.41	$2.35	$13.06
Diluted weighted average common shares outstanding	69.9	71.9	(2.0)		71.4	63.2	8.2
Dividends declared per common share	$0.40	$0.10	$0.30		$0.60	$0.30	$0.30

N/M—Not Meaningful

Third Quarter of 2011 Compared to the Third Quarter of 2010

Consolidated Operating Results

        Our total gross margin increased $468.2 million to $638.0 million for the third quarter of 2011 from $169.8 million for the same period of 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $410.8 million to $552.1 million in the third quarter of 2011 compared to $141.3 million in the same quarter of the prior year due primarily to higher average nitrogen fertilizer selling prices and sales volume. In the phosphate segment, gross margin increased by $57.4 million to $85.9 million in the third quarter of 2011 compared to $28.5 million in the third quarter of 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher sulfur and ammonia costs.

        Net earnings attributable to common stockholders of $330.9 million for the three months ended September 30, 2011 included a $35.1 million pre-tax ($21.8 million after tax) non-cash impairment

CF INDUSTRIES HOLDINGS, INC.

charge related to our Woodward, Oklahoma methanol plant and a net $14.1 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives.

        The net earnings attributable to common stockholders for the three months ended September 30, 2010 of $48.2 million included a net $25.7 million pre-tax unrealized mark-to-market loss ($15.9 million after tax) on natural gas derivatives, $14.7 million ($9.1 million after tax) of accelerated amortization of debt issuance costs recognized upon partial repayment of the senior secured term loan, $8.6 million ($5.3 million after tax) of restructuring and integration costs associated with the Terra acquisition and $0.4 million ($0.7 million after tax) of additional business combination related expenses and project development costs for our proposed nitrogen complex in Peru.

Net Sales

        Our net sales increased $486.7 million to $1.4 billion in the third quarter of 2011 from $917.1 million in the third quarter of 2010. This increase was due primarily to higher average nitrogen and phosphate fertilizer selling prices, which increased by 49% and 40%, respectively. Total sales volume in the third quarter of 2011 increased 3% from the prior year period as increases in UAN, urea and phosphate fertilizer sales volumes were partially offset by a decrease in ammonia sales volume.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $186 per ton in the third quarter of 2011 compared to $199 per ton in the same quarter of 2010. The period-over-period decrease in cost of sales per ton is due primarily to lower maintenance costs and a change in product mix. During the third quarter of 2011, a higher proportion of our total nitrogen sales volume consisted of urea and UAN, both of which have a lower per ton cost than ammonia. Phosphate segment cost of sales averaged $396 per ton in the third quarter of 2011 compared to $340 per ton in the prior year period. This 16% increase was due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $1.7 million to $30.5 million in the third quarter of 2011 from $28.8 million in the third quarter of 2010 due primarily to costs associated with the design and implementation of a new enterprise resource planning (ERP) software system, higher professional service fees and higher performance-based incentive compensation, partially offset by lower corporate office costs as a result of the integration of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $7.8 million to $0.8 million in the third quarter of 2011 from $8.6 million in the same quarter of the prior year as integration activities associated with the acquisition of Terra have declined substantially and related costs are expected to cease by the end of this year.

Other Operating—Net

        Net other operating expense increased $38.1 million to $39.4 million in the third quarter of 2011 as compared to $1.3 million in the third quarter of 2010 due to a $35.1 million impairment charge related to our Woodward, Oklahoma methanol plant.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the second quarter of 2011 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $9.3 million increase in the third quarter of 2011 is due to improved PLNL operating results due primarily to higher ammonia prices caused by global supply constraints.

CF INDUSTRIES HOLDINGS, INC.

Interest—Net

        Net interest expense was $31.8 million in the third quarter of 2011 compared to $58.0 million in the same quarter of 2010. The decrease in net interest expense reflected the absence of both $10.4 million of interest on borrowings under the senior secured term loan obtained in connection with the Terra acquisition and $14.7 million of accelerated amortization of debt fees recognized upon partial repayment of the senior secured term loan. Subsequent to the third quarter of 2010, we repaid the remaining senior secured term loan outstanding with cash provided by operations, which has reduced the outstanding debt balance and associated interest expense. Our remaining debt outstanding as of September 30, 2011, consists primarily of our two $800.0 million series of senior notes due in 2018 and 2020, respectively.

Income Taxes

        Our income tax provision for the quarter ended September 30, 2011 was $184.9 million on pre-tax income of $550.6 million, or an effective tax rate of 33.6%, compared to an income tax provision of $18.9 million on a pre-tax income of $79.3 million, or an effective tax rate of 23.9%, in the prior year's third quarter. The effective tax rate for the third quarter of 2011 based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was 37.1% compared to 33.6% in the prior year's third quarter. The increase in this rate was due primarily to the establishment of a $13.1 million valuation allowance on certain state tax credits, higher taxes on certain foreign operations and the impact of a lower U.S. manufacturing profits deduction, partially offset by the impact of non-deductible acquisition costs in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 16 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the third quarter of 2011 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $5.9 million increase in the third quarter of 2011 compared to the same quarter of 2010 was due primarily to higher GrowHow earnings resulting from a strong U.K. fertilizer market, partially offset by the impact of a fire that occurred in June of 2011, at their Billingham, United Kingdom nitrogen complex.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $28.5 million increase in net earnings attributable to the noncontrolling interest is due primarily to improved operating results for CFL during the three months ended September 30, 2011 compared to the same period of 2010. During the third quarter of 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our unaudited interim consolidated financial statements included in Part 1 of this report.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $4.73 in the third quarter of 2011 from $0.67 in the third quarter of 2010 due primarily to the increase in net earnings attributable to common stockholders and a decrease in the weighted average shares outstanding due to repurchasing 5.6 million common shares during the third quarter under our share repurchase program.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

        In April 2010, we completed the acquisition of Terra and Terra's results have been included in our consolidated results since the second quarter of 2010. As a result, Terra's results were not included in the first quarter of 2010, which impacts the comparability between the periods.

Consolidated Operating Results

        Our total gross margin increased $1.3 billion to $2.0 billion for the nine months ended September 30, 2011 from $695.6 million for the comparable period of 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $1.2 billion to $1.8 billion in the nine months of 2011 compared to $606.1 million in the same nine months of 2010. The nitrogen segment gross margin increased due to higher average nitrogen fertilizer selling prices, the Terra acquisition and lower realized natural gas costs. In the phosphate segment, gross margin increased by $163.7 million to $253.2 million in the first nine months of 2011 compared to $89.5 million in the comparable period of 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher sulfur and ammonia costs.

        Net earnings attributable to common stockholders of $1.1 billion for the nine months ended September 30, 2011 included a $35.1 million pre-tax ($21.8 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, a net $27.6 million pre-tax unrealized mark-to-market loss ($17.1 million after tax) on natural gas derivatives, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.2 million ($2.6 million after tax) of restructuring and integration costs associated with the acquisition of Terra, and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

        The net earnings attributable to common stockholders for the nine months ended September 30, 2010 of $148.9 million included $150.0 million ($148.4 million after tax) of business combination related expenses and project development costs, $73.7 million ($45.5 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior bridge loan and partial repayment of the senior secured term loan, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra's common stock acquired in connection with our 2009 proposals to acquire Terra, a net $21.8 million pre-tax unrealized mark-to-market loss ($13.5 million after tax) on natural gas derivatives, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.9 million ($11.1 million after tax) of restructuring and integration costs associated with the acquisition of Terra, and a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 7.75% senior notes due 2019 (the 2019 Notes).

Net Sales

        Our net sales increased $1.7 billion to $4.4 billion in the nine months ended September 30, 2011 from $2.7 billion in the same period of 2010. This increase was due primarily to higher average

CF INDUSTRIES HOLDINGS, INC.

nitrogen and phosphate fertilizer selling prices and the inclusion of Terra net sales in the first quarter of 2011. Total sales volume increased 1.6 million tons, or 17%, in 2011 to 11.1 million tons as compared to 2010, due primarily to the acquisition of Terra.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $183 per ton in the first nine months of 2011 compared to $195 per ton in the same period of 2010. This 6% decrease was due primarily to lower realized natural gas costs, the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting and changes in product mix. Phosphate segment cost of sales averaged $389 per ton in the first nine months of 2011 compared to $326 per ton in the prior year period, an increase of 19%, due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $19.9 million to $93.2 million in the first nine months of 2011 from $73.3 million in the same period of 2010 due primarily to costs associated with the design and implementation of a new ERP software system and higher performance-based incentive compensation, professional service fees and stock-based compensation costs.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $13.7 million to $4.2 million in the nine months ended September 30, 2011 from $17.9 million in the comparable period of the prior year, as integration activities associated with the acquisition have declined substantially and these costs are expected to cease by the end of this year.

Other Operating—Net

        Net other operating expense decreased $138.6 million to $12.3 million in the first nine months of 2011 compared to $150.9 million in the same period of 2010. The expense recorded in the first nine months of 2011 consists primarily of the $35.1 million impairment charge related to our Woodward, Oklahoma methanol plant, partially offset by a $32.5 million gain that was recognized on the sale of four dry-product warehouses and a $2.0 million gain on the sale of a non-core transportation business. The expense in the first nine months of 2010 is primarily business combination costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA in the first quarter of 2010, and project development costs.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first nine months of 2011 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $33.5 million increase in the first nine months of 2011 is due to improved PLNL operating results due primarily to higher ammonia prices caused by a strong international market.

Interest—Net

        Net interest expense was $113.5 million in the nine months ended September 30, 2011 compared to $169.6 million in the same period of 2010. The financing costs of the Terra acquisition, including the accelerated amortization of debt fees, impacted the first nine months of both 2010 and 2011. In the second quarter of 2010, we financed the Terra acquisition with a senior secured bridge loan, a senior secured term loan and senior notes. The senior secured bridge loan and a portion of the senior term

CF INDUSTRIES HOLDINGS, INC.

loan were repaid in the second and third quarters of 2010 and accelerated loan fee amortization of $73.7 million was recognized in the first nine months of 2010. In the first quarter of 2011, the senior secured term loan was repaid and accelerated loan fee amortization of $19.9 million was recognized.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt in the nine months ended September 30, 2010 consists of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Other Non-Operating—Net

        Net other non-operating income was $0.6 million in the first nine months of 2011 compared to $28.6 million in the same nine months of 2010. The income for the first nine months of 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra's common stock.

Income Taxes

        Our income tax provision for the nine months ended September 30, 2011 was $624.7 million on pre-tax income of $1.8 billion, or an effective tax rate of 33.8%, compared to an income tax provision of $104.4 million on a pre-tax income of $302.7 million and an effective tax rate of 34.5% in the first three quarters of 2010. The effective tax rate for the nine months ended September 30, 2011 based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was 37.0% compared to 43.9% in the prior year. The decrease in this rate was due primarily to the impact of non-deductible costs in 2010, which increased the effective tax rate in that period. This decrease was partially offset by higher taxes on certain foreign operations, a lower benefit from the U.S. manufacturing profits deduction and higher state income taxes due to the establishment of a valuation allowance on certain state tax credits. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 16 to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the first nine months of 2011 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $19.3 million increase in the first nine months of 2011 compared to the same period of 2010 was due primarily to higher GrowHow earnings resulting from a strong U.K. fertilizer market.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During the first nine months of 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 7 to our unaudited interim consolidated financial statements included in Part 1 of this report.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $15.41 in the first nine months of 2011 from $2.35 in the comparable period of 2010 due primarily to the increase in net earnings attributable to common stockholders, partially offset by an increase in diluted weighted average shares outstanding.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$1,118.0	$735.1	$382.9	52.1%	$3,549.0	$2,184.9	$1,364.1	62.4%
Cost of sales	565.9	593.8	(27.9)	(4.7)%	1,771.8	1,578.8	193.0	12.2%

Gross margin	$552.1	$141.3	$410.8	N/M	$1,777.2	$606.1	$1,171.1	193.2%
Gross margin percentage	49.4%	19.2%			50.1%	27.7%
Tons of product sold (000s)	3,043	2,981	62	2.1%	9,658	8,111	1,547	19.1%
Sales volume by product (000s)
Ammonia	403	513	(110)	(21.4)%	1,794	1,892	(98)	(5.2)%
Granular urea	701	635	66	10.3%	2,032	2,011	21	1.0%
UAN	1,552	1,430	122	8.5%	4,655	3,396	1,259	37.1%
AN	243	262	(19)	(7.3)%	755	525	230	43.8%
Other nitrogen products	144	141	3	2.1%	422	287	135	47.0%
Average selling price per ton by product
Ammonia	$552	$394	$158	40.1%	$563	$378	$185	48.9%
Granular urea	425	266	159	59.8%	396	290	106	36.6%
UAN	319	188	131	69.7%	307	205	102	49.8%
AN	269	203	66	32.5%	260	208	52	25.0%
Cost of natural gas (per MMBtu)(1)	$4.45	$4.37	$0.08	1.8%	$4.36	$4.54	$(0.18)	(4.0)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.13	$4.29	$(0.16)	(3.7)%	$4.22	$4.58	$(0.36)	(7.9)%
Depreciation and amortization	$80.2	$70.9	$9.3	13.1%	$237.1	$154.8	$82.3	53.2%
Capital expenditures	$48.9	$74.9	$(26.0)	(34.7)%	$117.0	$151.9	$(34.9)	(23.0)%
Production volume by product (000s)
Ammonia(2)	1,769	1,662	107	6.4%	5,453	4,250	1,203	28.3%
Granular urea	663	595	68	11.4%	1,946	1,837	109	5.9%
UAN (32%)	1,638	1,233	405	32.8%	4,746	3,098	1,648	53.2%
AN	276	263	13	4.9%	840	521	319	61.2%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2011 Compared to the Third Quarter of 2010

        Net Sales.    Nitrogen segment net sales increased $382.9 million to $1.1 billion in the third quarter of 2011 compared to $735.1 million in the third quarter of 2010 due primarily to higher average nitrogen fertilizer selling prices and UAN and urea sales volume partially offset by lower ammonia sales volume. Average nitrogen fertilizer selling prices increased to $367 per ton in the third quarter of 2011 from $247 per ton in the third quarter of 2010 with increases across all products. The favorable pricing environment resulted from strong market conditions in North America caused by high domestic demand and tight supply due to global supply constraints. We believe low downstream inventories and the expectation that 2012 planted acres will remain at historically high levels drove the increase in demand. Nitrogen segment sales volume in the third quarter of 2011 was 2% higher than in the third quarter of 2010 due primarily to higher UAN and urea sales volume partially offset by lower ammonia sales volume. We believe the increase in UAN and urea sales volume was due primarily to customers replenishing depleted downstream inventories stemming from a robust spring application season as well as their response to rising prices. Our decision to decrease industrial contract volume and drought conditions in the Southern Plains wheat region of the U.S. caused 2011 ammonia sales volumes to fall below the prior year quarter.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $186 per ton in the third quarter of 2011 compared to $199 per ton in the third quarter of 2010. The decrease in cost of sales per ton is due primarily to lower maintenance costs and a change in product mix. During the third quarter of 2011, a higher proportion of our total nitrogen sales volume was comprised of urea and UAN, both of which have a lower per ton cost than ammonia.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

        Net Sales.    Nitrogen segment net sales increased $1.4 billion to $3.5 billion in the nine months ended September 30, 2011 compared to $2.2 billion in the same period of last year, due primarily to higher average nitrogen fertilizer selling prices and the acquisition of Terra. Average nitrogen fertilizer selling prices increased to $367 per ton in the first nine month of 2011 from $269 per ton in the first nine months of 2010. We believe the higher average selling prices were due primarily to strong demand for the spring application season due to an increase in planted acres, depleted supplies available at both the producer and customer level due to the strong demand, global supply constraints and expectations that 2012 planted acres will remain at historically high levels. Nitrogen segment sales volume in the first nine months of 2011 increased 1.5 million tons, or 19%, from the first nine months of 2010, due primarily to the acquisition of Terra.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $183 per ton in the nine months ended September 30, 2011 compared to $195 per ton in the same period of 2010. The 6% decrease was due primarily to lower realized natural gas costs and the absence in 2011 of the effect on cost of sales in 2010 of revaluing inventory in purchase accounting.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	2011 v. 2010		2011	2010	2011 v. 2010
	(in millions, except as noted)
Net sales	$285.8	$182.0	$103.8	57.0%	$830.5	$542.5	$288.0	53.1%
Cost of sales	199.9	153.5	46.4	30.2%	577.3	453.0	124.3	27.4%

Gross margin	$85.9	$28.5	$57.4	201.4%	$253.2	$89.5	$163.7	182.9%
Gross margin percentage	30.1%	15.6%			30.5%	16.5%
Tons of product sold (000s)	505	451	54	12.0%	1,483	1,390	93	6.7%
Sales volume by product (000s)
DAP	388	329	59	17.9%	1,101	1,058	43	4.1%
MAP	117	122	(5)	(4.1)%	382	332	50	15.1%
Domestic vs. export sales (000s)
Domestic	265	260	5	1.9%	957	866	91	10.5%
Export	240	191	49	25.7%	526	524	2	0.4%
Average selling price per ton by product
DAP	$566	$403	$163	40.4%	$561	$387	$174	45.0%
MAP	567	404	163	40.3%	558	399	159	39.8%
Depreciation, depletion and amortization	$14.0	$13.5	$0.5	3.7%	$35.8	$38.2	$(2.4)	(6.3)%
Capital expenditures	$10.3	$9.2	$1.1	12.0%	$39.5	$36.0	$3.5	9.7%
Production volume by product (000s)
Phosphate rock	929	965	(36)	(3.7)%	2,566	2,563	3	0.1%
Sulfuric acid	687	639	48	7.5%	1,969	1,835	134	7.3%
Phosphoric acid as P2O5(1)	262	236	26	11.0%	756	687	69	10.0%
DAP/MAP	519	473	46	9.7%	1,498	1,365	133	9.7%
N/M—Not Meaningful

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2011 Compared to the Third Quarter of 2010

        Net Sales.    Phosphate segment net sales increased $103.8 million to $285.8 million in the third quarter of 2011 compared to $182.0 million in the third quarter of 2010 due to higher average selling prices and higher sales volume. Average selling prices for the third quarter of 2011 increased by 40% compared to the prior year period, due to strong domestic demand and global supply constraints. Our total sales volume of 505,000 tons in the third quarter of 2011 was 12% higher than in the third quarter of 2010 due primarily to higher export sales.

        Cost of Sales.    Phosphate segment cost of sales averaged $396 per ton in the third quarter 2011 compared to $340 per ton in the prior year period. The 16% increase was due primarily to higher sulfur and ammonia costs.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

        Net Sales.    Phosphate segment net sales increased $288.0 million to $830.5 million in the first nine months of 2011 compared to $542.5 million in the first nine months of 2010 due to higher average selling prices and higher volume. Average selling prices for the nine months ended September 30, 2011 increased by 44% compared to the prior year due primarily to supply constraints in the international market and strong domestic demand for the spring and fall application seasons. Our total volume of phosphate fertilizer sales of 1.5 million tons in the first nine months of 2011 was 7% higher than in the

CF INDUSTRIES HOLDINGS, INC.

same period of 2010 due primarily to higher domestic demand resulting from increased domestic corn planted acreage and increased export sales.

        Cost of Sales.    Phosphate segment cost of sales averaged $389 per ton in the first nine months 2011 compared to $326 per ton in the prior year period. The 19% increase was due primarily to higher sulfur and ammonia costs.

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

Cash Balances

        As of September 30, 2011, we had cash and cash equivalents of $1.4 billion and an $878.2 million current liability attributable to customer advances. As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million and a $431.5 million current liability attributable to customer advances.

Share Repurchase Program

        On August 4, 2011, our Board of Directors authorized a program to repurchase our common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the third quarter of 2011, we repurchased approximately 5.6 million shares under this program for $878.4 million, of which $76.5 million was accrued but unpaid at September 30, 2011. In October 2011, we repurchased an additional 0.9 million shares for $121.7 million, bringing the total to date under this program to 6.5 million shares at an aggregate cost of $1.0 billion.

Investments in Auction Rate Securities

        As of September 30, 2011, our investments in auction rate securities were reported at their fair value of $71.1 million, after reflecting a $5.5 million unrealized holding loss against a par value of $76.6 million. At December 31, 2010, our investments in auction rate securities totaled $102.8 million, after reflecting a $7.6 million unrealized holding loss against a par value of $110.4 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, and/or the securities are redeemed by the issuers. During the first nine months of 2011, $33.8 million of auction rate securities were either redeemed or sold at par value outside of the auction process. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process.

CF INDUSTRIES HOLDINGS, INC.

        We determined the fair value of these investments at September 30, 2011 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 8 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of fair value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.2 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

Debt

        As of September 30, 2011, we had $1.6 billion of outstanding senior notes and $13.0 million of Terra 7% senior notes due 2017 (2017 Notes). As of December 31, 2010, we had $346.0 million of borrowings outstanding under our senior secured term loan facility (term loan facility), $1.6 billion of outstanding senior notes, and $13.0 million of 2017 Notes. During the first quarter of 2011, we repaid the remaining $346.0 million of borrowings outstanding under the term loan facility using cash generated from operations. Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.7 million as of September 30, 2011 compared to $4.9 million as of December 31, 2010.

        We have a senior secured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of September 30, 2011 and December 31, 2010, $491.2 million was available for borrowing under the revolving credit facility, reflecting $8.8 million of outstanding letters of credit and no outstanding borrowings thereunder.

        The credit agreement governing our revolving credit facility includes representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. Our senior notes indentures also include certain covenants and events of default. As of September 30, 2011, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Note 19 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our outstanding indebtedness.

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

Forward Sales

        We offer our customers the opportunity to purchase product on a forward basis, including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the fair value of the derivatives. Our reported selling prices and margins may differ from spot market prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate fertilizer raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate fertilizer manufacturing costs. As a result, we typically are exposed to margin risk on phosphate fertilizer products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such

CF INDUSTRIES HOLDINGS, INC.

sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of September 30, 2011 and December 31, 2010, we had approximately $878.2 million and $431.5 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in the nine months ended September 30, 2011 and 2010, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders at any point in time may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

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

        As of September 30, 2011 and December 31, 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $24.5 million and $0.7 million, respectively, for which we have no cash collateral on deposit with these counterparties.

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. We contributed $3.7 million in February 2010 to this escrow account, which by rule is earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure.

        In the third quarter of 2010, we entered into a consent decree (the Plant City Consent Decree) with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires us to provide financial assurance with respect to our ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. In the fourth quarter of 2010, we established a trust for the benefit of the EPA and the FDEP and we deposited approximately $54.8 million into the trust. We also transferred approximately $26.9 million from our previously established escrow account described above. At September 30, 2011 the balance in the trust was $81.8 million. In October 2011, we made an additional contribution of $50.4 million and we currently expect to deposit approximately the same amount in 2012, at which point the trust will be fully funded. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust.

        Prior to the Plant City Consent Decree, our financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires us to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, monitoring, and water management costs for the phosphogypsum stack system at our closed Bartow, Florida phosphate fertilizer complex. No contribution was necessary in the first nine months of 2011. At September 30, 2011, the balance in this escrow account was $13.2 million.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 18 to our unaudited interim consolidated financial statements included in Part 1 of this report. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

        We contributed approximately $11.4 million to our pension plans in the nine months ended September 30, 2011. We expect to contribute approximately $6.6 million to our pension plans in the remaining three months of 2011.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first nine months of 2011 was $2.0 billion as compared to $634.0 million in the same period of 2010. The $1.4 billion increase in cash provided by operating activities was due primarily to a $1.0 billion increase in net earnings and a lower level of net working capital required in the first nine months of 2011 as compared to 2010. The decrease in net working capital was due primarily to increased customer advances, accounts payable and accrued expenses in the first nine months of 2011 as compared to 2010, partially offset by increased inventories and accounts receivable.

Investing Activities

        Net cash used in investing activities was $49.8 million in the nine months ended September 30, 2011 compared to $3.0 billion used in the nine months ended September 30, 2010. The cash used in investing activities in the first nine months of 2010 was primarily for the acquisition of Terra for $3.2 billion and $188.5 million for purchases of property, plant and equipment, partially offset by $386.6 million in sales and maturities of short term and auction rate securities and sales of marketable equity securities. The cash used in investing activities in the first nine months of 2011 was primarily the $169.2 million for purchases of property, plant and equipment, partially offset by $36.9 million in sales and maturities of short-term and auction rate securities and $51.3 million in proceeds from the sale of property, plant and equipment. The proceeds from the sale of property, plant and equipment primarily relate to the sale of four dry product warehouses and a non-core transportation business.

CF INDUSTRIES HOLDINGS, INC.

Financing Activities

        Net cash used in financing activities was $1.3 billion in the nine months ended September 30, 2011 compared to $2.3 billion provided by financing activities in the same period of 2010. The 2010 financing activities were primarily the net financing of the Terra acquisition, including the net proceeds of $1.3 billion from the issuance of long-term debt and $1.2 billion from the issuance of common stock. In the first nine months of 2011, $801.9 million was used to repurchase our common stock. In addition, $346.0 million was used for the repayment of long-term debt. See the "Acquisition of Terra" and "Debt" sections of this discussion and analysis for additional information. We paid distributions to our noncontrolling interests of $127.4 million in the nine months ended September 30, 2011 compared to $110.5 million in the same period of the prior year.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2011:

	Remainder of 2011	2012	2013	2014	2015	After 2015	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,613.0	$1,613.0
Notes payable(2)	4.7	—	—	—	—	—	4.7
Interest payments on long-term debt and notes payable(1)	57.3	116.9	116.9	116.9	114.0	395.1	917.1
Other Obligations
Operating leases	18.1	65.7	43.5	26.8	21.3	70.5	245.9
Equipment purchases and plant improvements	29.1	70.4	9.4	0.9	—	—	109.8
Transportation(3)	20.8	30.4	28.3	16.6	15.2	159.1	270.4
Purchase obligations(4)(5)	141.1	380.9	316.5	192.7	192.0	567.0	1,790.2
Contributions to Pension Plans(6)	6.6	—	—	—	—	—	6.6

Total(7)	$277.7	$664.3	$514.6	$353.9	$342.5	$2,804.7	$4,957.7

(1)
Based on debt balances and interest rates as of September 30, 2011.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 30, 2011, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2011 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based mainly on prevailing NYMEX forward prices at September 30, 2011. Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. Based on market prices at September 30, 2011, the commitment for the remainder of 2011 is $47.1 million, the annual commitment is $188.5 million and the total remaining commitment is $1.4 billion.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2011. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Excludes $32.1 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 14—Income Taxes, to our unaudited interim consolidated financial statements included in Part 1 of this report and Note 16—Income Taxes, to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Subsequent Events

        On August 4, 2011, our Board of Directors authorized a program to repurchase our common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the third quarter of 2011, we repurchased approximately 5.6 million shares under the program for $878.4 million, of which $76.5 million was accrued but unpaid at September 30, 2011. Subsequent to the end of the third quarter, we repurchased an additional 0.9 million shares for $121.7 million, bringing the total shares repurchased to date under this program to 6.5 million at an aggregate cost of $1.0 billion.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal and office leases. The rail car leases currently have minimum terms ranging from one to 10 years and the barge charter commitments currently have terms ranging from one to four years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. The Deerfield corporate office lease agreement includes leasehold incentives, rent holidays and scheduled rent increases that are expensed on a straight-line basis over its 10-year term. Our other operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2010 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first nine months of 2011.

Recent Accounting Pronouncements

        See Note 3 to our unaudited interim consolidated financial statements included in Part 1 of this report for a discussion of recent accounting pronouncements.

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

  •
  our ability to integrate the Terra businesses promptly and effectively, and the impact of system integration efforts, including the implementation of a new enterprise resource planning system;

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

  •
  the limitations on our business imposed by the terms of our debt agreements;

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

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to fertilizer sales are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea and UAN (32%) by approximately $33, $22 and $13, respectively.

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

        As of September 30, 2011 and December 31, 2010, we had open derivative contracts for 45.8 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2011, we used derivatives to cover approximately 61.9% of our natural gas consumption. As of September 30, 2011, an overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $45.8 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. We attempt to include any price fluctuations related to these raw materials in our selling prices of finished products, but there can be no guarantee that significant increases in input prices can always be recovered. We purchase ammonia from PLNL and we enter into raw material purchase contracts to procure ammonia and sulfur, all at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also may purchase ammonia, granular urea, UAN, DAP and MAP to augment or replace production at our facilities.

Interest Rate Fluctuations

        As of September 30, 2011, we had $800.0 million of senior notes outstanding with a maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with a maturity date of May 1, 2020. The senior notes have fixed interest rates. In addition, we had $13.0 million of the Terra 7% senior notes due 2017 outstanding. The fair value of our long-term debt at September 30, 2011 was approximately $1.8 billion. Our senior secured revolving credit facility bears a current market rate of interest and we

CF INDUSTRIES HOLDINGS, INC.

are subject to interest rate risk on borrowings under the facility. However, as of September 30, 2011, there were no borrowings under the facility.

        We had notes payable of approximately $4.7 million as of September 30, 2011, that had a floating interest rate. A 100 basis point change in interest rates on our notes payable, would result in a $47,000 change in pre-tax income on an annual basis.

        Our advances to unconsolidated affiliates consisted of floating rate subordinated debt owed to us by Keytrade totaling $12.4 million as of September 30, 2011. A 100 basis point change in interest rates on this subordinated debt would result in $124,000 change in pre-tax earnings on an annual basis.

Foreign Currency Exchange Rates

        We are exposed to changes in the value of the Canadian dollar, the British pound and the Swiss franc. At the present time, we do not maintain any exchange rate derivatives or hedges related to foreign currencies.

Investments in Auction Rate Securities

        As of September 30, 2011, we had $71.1 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, and/or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 8 to the unaudited interim consolidated financial statements included in Part 1 of this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at September 30, 2011 was $5.5 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $71.1 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.2 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $7.7 million change in pre-tax income on an annual basis.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2011.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/11 – 7/31/11	—		$—	—	$—
8/1/11 – 8/31/11	4,647,307(1)(3)		161.45	4,645,535	750,000
9/1/11 – 9/30/11	913,516	(1)	140.40	913,516	622,000

Total	5,560,823		157.99	5,559,051

(1)
On August 4, 2011, our Board of Directors authorized the Company to repurchase common stock for a total expenditure of up to $1.5 through December 31, 2013, subject to market conditions (the 2011 Stock Repurchase Program), as discussed in Note 22—Treasury Stock, in the Notes to Consolidated Financial Statements.

(2)
Average price paid per share of common stock repurchased under the 2011 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

(3)
Repurchases includes 1,772 shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 74 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.

Date: November 3, 2011	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of August 22, 2011, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements