Form 10-Q/A
period 2011-09-30
CF Industries Holdings, Inc.
filed 2011-11-07
CIK 1324404

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

65,388,104 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at October 27, 2011.

EXPLANATORY NOTE

CF Industries Holdings, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 3, 2011, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of October 27, 2011 was 71,903,355. This incorrect number included both the number of shares of Common Stock outstanding and an additional 6,515,251 shares of Common Stock held in treasury that were issued but not outstanding as of that date. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on October 27, 2011 was 65,388,104.

The incorrect number of shares outstanding at October 27, 2011 was also included in Exhibit 101 to the Form 10-Q containing the Registrant’s Extensible Business Reporting Language (XBRL) materials for the nine-month period ended September 30, 2011.  This Form 10-Q/A also amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Registrant’s XBRL materials for the nine-month period ended September 30, 2011 with the corrected number of shares outstanding at October 27, 2011.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update the financial results or disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.1*	Change in Control Severance Agreement, effective as of August 22, 2011, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 3, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements

*                                         Previously filed with the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 27, 2011.

**                                  Exhibit 101 being filed solely to correct the number of shares outstanding at October 27, 2011 as described in the Explanatory Note to this Form 10-Q/A.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.

Date: November 7, 2011	By:	/s/ STEPHEN R. WILSON
Stephen R. Wilson
President and Chief Executive Officer,
Chairman of the Board (Principal Executive Officer)

Date: November 7, 2011	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)