Form 10-K
period 2011-12-31
CF Industries Holdings, Inc.
filed 2012-02-27
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR
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
Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $10,088,251,670 based on the closing sale price of common stock on June 30, 2011.

         65,476,102 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2012 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2011 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        Our principal assets include:

  •
  five nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America), Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi and Woodward, Oklahoma;

  •
  a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

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

        For the year ended December 31, 2011, we sold 13.0 million tons of nitrogen fertilizers and 1.9 million tons of phosphate fertilizers, generating net sales of $6.1 billion and pre-tax earnings of $2.6 billion.

        Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015 and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of the Annual Report on Form 10-K.

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

        In August 2005, we completed our initial public offering (IPO) of common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and shares of our common stock.

        In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products for a purchase price of $4.6 billion, which was paid in cash and shares of our common stock. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, our 75.3% interest in TNCLP and certain joint venture interests.

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

	2011		2010		2009
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	2,668	$1,562.8	2,809	$1,129.4	1,083	$557.3
Urea	2,600	1,069.7	2,602	777.7	2,604	787.2
UAN	6,241	1,991.6	4,843	994.3	2,112	489.5
AN	953	247.5	788	164.7	—	—
Other nitrogen products(1)	540	140.5	419	121.4	52	5.3

Total	13,002	$5,012.1	11,461	$3,187.5	5,851	$1,839.3

(1)
Other nitrogen segment products include aqua ammonia, nitric acid, urea liquor and DEF.

        Gross margin for the nitrogen segment was $2,563.2 million, $1,026.7 million and $784.2 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Total assets for the nitrogen segment were $6.0 billion and $6.1 billion as of December 31, 2011 and 2010, respectively.

        We operate seven nitrogen fertilizer production facilities in North America. We are 100% owners of these production facilities; four in the Central United States and one in Ontario, Canada. We also have a 75.3% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer facility in Verdigris, Oklahoma, and a 66% economic interest in CFL, a variable interest entity that owns the nitrogen fertilizer complex in Medicine Hat, Alberta, Canada. In 2011, the combined production capacity of these seven facilities represented approximately 39% of North American ammonia capacity, 35% of North American dry urea capacity, 47% of North American UAN capacity and 22% of North American ammonium nitrate products capacity. Each of our nitrogen fertilizer production facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.

        Our joint venture interests in PLNL and GrowHow provide additional production capacity in three additional nitrogen fertilizer production facilities, one located in the Republic of Trinidad and Tobago and two located in the United Kingdom.

CF INDUSTRIES HOLDINGS, INC.

        The following table shows the production capacities at each of our nitrogen fertilizer production facilities:

	Average Annual Capacity(1)
Location	Ammonia(2)	UAN(3)	Urea(4)	Ammonium Nitrate(5)	Fertilizer Compounds
	(in thousands of short tons)
Donaldsonville, Louisiana(6)	2,850	2,415	1,680	—	—
Medicine Hat, Alberta	1,250	—	810	—	—
Port Neal, Iowa(7)	380	800	50	—	—
Verdigris, Oklahoma(9)	1,100	1,965	—	—	—
Woodward, Oklahoma	480	800	25	—	—
Yazoo City, Mississippi(7)(8)(9)	560	160	20	1,075	—
Courtright, Ontario(7)(9)	500	345	160	—	—

	7,120	6,485	2,745	1,075	—
Unconsolidated Affiliates(10)
Point Lisas, Trinidad	360	—	—	—	—
Ince, U.K.(11)	190	—	—	330	165
Billingham, U.K.	275	—	—	310	—

Total	7,945	6,485	2,745	1,715	165

(1)
Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

(2)
Ammonia capacity is gross production capacity, some of which is used to produce upgraded products.

(3)
Measured in tons of UAN containing 32% nitrogen by weight.

(4)
Urea is sold as granular urea from the Donaldsonville and Medicine Hat facilities, as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Urea liquor produced at the Yazoo City, Courtright and Woodward facilities can be sold as DEF.

(5)
Ammonium nitrate includes prilled products (Amtrate and IGAN) and ammonium nitrate solution produced for sale.

(6)
The Donaldsonville facility's production capacity depends on product mix. With the UAN plants operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons if UAN production is reduced.

(7)
Production of urea products at the Port Neal and Courtright facilities can be increased by reducing UAN production. Urea liquor production at the Yazoo City facility can be increased by bringing in additional ammonia to supplement the facility's ammonia production.

(8)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 510,000 tons by reducing the production of AN nitrate products.

(9)
The Yazoo City, Courtright and Verdigris facilities also produce merchant nitric acid by reducing UAN or ammonium nitrate production.

(10)
Represents our 50% interest in the capacity of each of these facilities.

CF INDUSTRIES HOLDINGS, INC.

(11)
The Ince facility's production capacity depends on product mix. The facility can increase production of fertilizer compounds to 335,000 tons by reducing ammonium nitrate production to 220,000 tons (volumes represent our 50% interest).

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2011	2010	2009
	(tons in thousands)
Ammonia(1)	7,244	6,110	3,098
Granular urea	2,588	2,488	2,350
UAN (32%)	6,349	4,626	2,023
AN	1,062	783	—

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea or UAN.

Donaldsonville, Louisiana

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has five world-scale ammonia plants, four urea plants and two UAN plants. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 130,000 tons of ammonia, 168,000 tons of UAN (measured on a 32% nitrogen content basis) and 83,000 tons of granular urea.

Medicine Hat, Alberta, Canada

        Medicine Hat is the largest nitrogen fertilizer complex in Canada. The facility is owned by CFL, a variable interest entity which we consolidate in our financial statements. It has two ammonia plants and a urea plant. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of urea.

        We operate the Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. We ship our share of ammonia and urea produced at the Medicine Hat nitrogen fertilizer complex by truck and rail to customers in the United States and Canada and to our storage facilities in the northern United States. Viterra, Inc. (Viterra), which owns 34% of CFL, has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. However, since 1995, Viterra and its predecessor purchased at least 34% of the facility's production each year.

        For further information about CFL, see Note 4—Noncontrolling Interest.

Port Neal, Iowa

        The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant. The location has on-site storage for 30,000 tons of ammonia and 81,000 tons of 32% UAN.

CF INDUSTRIES HOLDINGS, INC.

Verdigris, Oklahoma

        The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River and is owned by TNLP. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two UAN plants and a port terminal. Through our 75.3% interest in TNCLP and its subsidiary, TNLP, we operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 28,000 tons of ammonia and 49,100 tons of 32% UAN.

Woodward, Oklahoma

        The Woodward facility is located in rural northwest Oklahoma and consists of an integrated ammonia plant, a nitric acid plant, a urea plant and two UAN plants. The facility has on-site storage for 36,000 tons of ammonia and 83,900 tons of 32% UAN.

Yazoo City, Mississippi

        The facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 28,000 tons of ammonia, 48,000 tons of 32% UAN and 7,000 tons of AN and related products.

Courtright, Ontario, Canada

        The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant. The location has on-site storage for 64,100 tons of ammonia and 16,000 tons of 32% UAN.

Point Lisas, Trinidad

        The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizers. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with the National Gas Company of Trinidad and Tobago.

United Kingdom

        GrowHow is a 50/50 joint venture between us and Yara International ASA (Yara) that owns and operates the Ince and Billingham facilities. The Ince facility is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three fertilizer compound plants. The Billingham facility located in the Teesside chemical area, is geographically split among two primary areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant and the Portrack site, approximately two miles away, contains an AN fertilizer plant.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2011, natural gas accounted for approximately 45% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our nitrogen fertilizer manufacturing facilities access abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. We have facilities

CF INDUSTRIES HOLDINGS, INC.

located at or near Henry Hub in Louisiana, Oneok in Oklahoma, AECO in Alberta, Ventura in Iowa and Dawn in Ontario.

        Our nitrogen manufacturing facilities consume, in the aggregate, in excess of 250 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 28—Derivative Financial Instruments.

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

        Our North American production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,100 tank and hopper cars, as well as railcars provided by rail carriers.

        The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. We employ a fleet of ten leased tow boats and 32 river barges to ship ammonia and UAN. We also utilize contract marine services to move urea and phosphate fertilizers.

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

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2011		2010		2009
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,468	$829.1	1,412	$583.3	1,736	$557.7
MAP	454	256.7	455	194.2	349	121.6
Potash	—	—	—	—	164	89.8

Total	1,922	$1,085.8	1,867	$777.5	2,249	$769.1

CF INDUSTRIES HOLDINGS, INC.

        Gross margin for the phosphate segment was $332.4 million, $152.8 million and $55.2 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Total assets for the phosphate segment were $696.4 million and $618.3 million as of December 31, 2011 and 2010, respectively.

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

	December 31,
				Normalized Annual Capacity(2)
	2011	2010	2009
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,504	3,343	3,088	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,633	2,419	2,322	2,800
Phosphoric acid as P2O5(1)	1,005	906	918	1,055
DAP/MAP	1,997	1,799	1,830	2,165

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

(2)
Capacities shown for phosphate rock at the Hardee County Phosphate Rock Mine and DAP/MAP granulation at the Plant City facility are constrained by Plant City's capacity to produce phosphoric acid.

Hardee County Phosphate Rock Mine

        In 1975, we purchased 20,000 acres of land in Hardee County, Florida that was originally estimated to contain in excess of 100 million tons of recoverable rock reserves. Between 1978 and 1993, we operated a one million ton per year phosphate rock mine on a 5,000-acre portion of these reserves. In 1995, we began operations at an expanded mine on the remaining 15,000-acre area of the reserve property. Since that time, we have acquired additional rock reserves through acquisitions or exchanges of several smaller parcels of land.

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2011. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. The table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

CF INDUSTRIES HOLDINGS, INC.

PROVEN AND PROBABLE RESERVES(1)
Hardee Phosphate Complex
As of December 31, 2011

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3+AI2O3	% MgO
Permitted	45.9	65.11	29.80	2.39	0.75
Pending permit	34.0	64.57	29.55	2.39	0.78
Total	79.9	64.89	29.70	2.39	0.76

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2011. Reserve estimates are updated periodically to reflect actual phosphate rock recovered, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 14% of U.S. capacity for ammonium phosphate fertilizer products in 2011. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

Bartow Phosphate Complex

        We own a former phosphate manufacturing complex in Bartow, Florida that ceased production in 1999. The former manufacturing facilities have since been dismantled and disposed of in accordance with local laws and regulations. The phosphogypsum stack has been closed and the former storage and distribution facilities were sold along with excess land. We continue to be obligated for the closure of the cooling pond, management of water treatment on the site and providing long-term care for the site in accordance with regulatory requirements.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex typically consumes in excess of three million tons of rock annually. As of December 31, 2011, our Hardee rock mine had approximately 13 years of fully permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 34 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

CF INDUSTRIES HOLDINGS, INC.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2011, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 60% of the molten sulfur used at Plant City.

        Ammonia Supply.    DAP and MAP have a nitrogen content of 18% and 11%, respectively, and a phosphate nutrient content of 46% and 52%, respectively. Ammonia is the primary source of nitrogen in DAP and MAP. Operating at capacity, our Plant City phosphate fertilizer complex consumes approximately 400,000 tons of ammonia annually.

        The ammonia used at our Plant City phosphate fertilizer complex is shipped by rail from our ammonia storage facility located in Tampa, Florida. This facility consists of a 38,000-ton ammonia storage tank, access to a deep-water dock that is capable of discharging ocean-going vessels, and rail and truck loading facilities. In addition to supplying our Plant City phosphate fertilizer complex, our Tampa ammonia distribution system has the capacity to support ammonia sales to, and distribution services for other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

Phosphate Distribution

        We operate a phosphate fertilizer warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2011, our Tampa warehouse handled approximately 1.3 million tons of phosphate fertilizers, or about 66% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties

        At December 31, 2011, we owned or leased space at 75 in-market storage terminals and warehouses located in a 20-state region. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately three million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Ammonium Nitrate		Dry Products(2)
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	7	376	6	446	1	7	3	210
Tampa Port	1	38	—	—	—	—	1	100

		414		446		7		310
Terminal & Warehouse Locations
Owned	20	730	10	269	—	—	1	170
Leased(3)	1	60	40	490	1	23	2	39

Total In-Market	21	790	50	759	1	23	3	209

Total Storage Capacity		1,204		1,205		30		519

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

        The following table sets forth the sales to our major customers for the past three years.

	2011		2010		2009
	Sales	Percent	Sales	Percent	Sales	Percent
	(in millions)
Sales by major customer
CHS Inc.	$609.2	10%	$425.5	11%	$572.5	22%
GROWMARK, Inc.	474.2	8%	259.8	7%	233.8	9%
KEYTRADE AG(1)	396.2	6%	263.8	7%	304.2	12%
Gavilon Fertilizer LLC	351.6	6%	215.7	5%	315.1	12%
Others	4,266.7	70%	2,800.2	70%	1,182.8	45%

Consolidated	$6,097.9	100%	$3,965.0	100%	$2,608.4	100%

(1)
We own 50% of the common stock of Keytrade. Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 90 countries through a network of nine offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively. See Note 19—Equity Method Investments.

CF INDUSTRIES HOLDINGS, INC.

        CHS, Inc. (CHS), GROWMARK, Inc. (GROWMARK), and Gavilon Fertilizer LLC are significant customers of both the nitrogen and phosphate segments. A loss of any of these customers could have a material adverse effect on our consolidated results of operations and the individual results of each segment.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors include Agrium and Koch Nitrogen Fertilizers. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.

        In our phosphate segment, our primary North American-based competitors include Agrium, Mosaic, Potash Corp. and Simplot. The domestic phosphate industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Consequently, phosphate fertilizer prices and demand for U.S. DAP/MAP are subject to considerable volatility and dependent on a wide variety of factors impacting the world market, including fertilizer and/or trade policies of foreign governments, changes in ocean bound freight rates and international currency fluctuations.

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

CF INDUSTRIES HOLDINGS, INC.

regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2011 totaled approximately $13.2 million. In 2012, we estimate that we will spend approximately $79.5 million for environmental, health and safety capital expenditures. The increase in expenditures in 2012 is primarily related to certain projects to reduce emissions from our facilities, including projects related to the Consent Decrees that the company has entered into, and to improve the storage tank integrity and capacity at certain plant locations. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition and results of operations.

RCRA Enforcement Initiative (Plant City Consent Decree)

        In the third quarter of 2010, we executed a Consent Decree (Plant City Consent Decree) with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to the Company's Florida phosphate fertilizer complex and its compliance with RCRA. For additional information on the Plant City Consent Decree, see Note 12—Asset Retirement Obligations.

Nitric Acid Consent Decree

        In August 2007, Terra received a request for information from the EPA pursuant to Section 114 of the Clean Air Act with respect to the nitric acid plant at Port Neal, Iowa. Subsequently, a proposal was made to the EPA to resolve a number of potential Clean Air Act violations associated with prior modifications at Terra's other nitric acid plants. On April 19, 2011, a consent decree with the United States, Iowa, Mississippi and Oklahoma was lodged with the court and the consent decree became effective on June 29, 2011. The consent decree requires the Company to achieve compliance with significantly lower nitrogen oxide emission standards. Compliance with these emission limits will require new or upgraded selective catalytic reduction systems and continuous emission monitors which have an estimated capital cost of approximately $15.0 million.

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

CF INDUSTRIES HOLDINGS, INC.

Clean Air Act Investigation.

        By letter dated June 16, 2010, the Company received a Notice of Violation (NOV) from the EPA alleging violations of the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Company's sulfuric acid plants at its Plant City, Florida facility. For additional information on the Clean Air Act Investigation, see Legal Proceedings—Environmental and Note 32—Contingencies.

EPCRA/CERCLA Investigation

        By letter dated July 6, 2010, the EPA issued to the Company a NOV alleging violations of the Emergency Planning and Community Right-to-know Act (EPCRA) and CERCLA. For additional information on the EPCRA/CERCLA Investigation, see Legal Proceedings—Environmental and Note 32—Contingencies.

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

Federal Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Depending on the developments discussed herein, federal or state numeric water quality criteria for lakes and inland flowing waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida.

        The federal criteria for lakes and inland flowing waters (excluding the criteria found arbitrary and capricious by the Court) will become effective in March 2012, subject to (i) the EPA's proposed delay in the effective date of the regulation (which may require the approval of the Court) and (ii) the development of numeric nutrient criteria by the State of Florida.

        Prior to the February 18, 2012 order, the EPA had proposed to stay the effective date of its criteria until June 4, 2012 due to the development of numeric nutrient criteria proposed by the State of Florida in December 2011. However, the Court's order stated that the Court must approve an extension of the effective date of the federal rule pursuant to the terms of the consent decree. The nitrogen and phosphorous criteria in the December 2011 rule proposed by the State of Florida are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups have filed a

CF INDUSTRIES HOLDINGS, INC.

challenge to the proposed state rule with the Florida Division of Administrative Hearings, which will be reviewed by an administrative law judge in early 2012. If the state numeric criteria are promulgated and approved subsequently by the EPA, the state criteria would result in EPA withdrawing the federal numeric criteria.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The development of such criteria has been delayed. The EPA has announced its intention to issue proposed numeric nutrient criteria for these water bodies by March 2012 and a final rule by November 2012. It is unclear the extent to which the February 18, 2012 decision will impact this proposed rule. The numeric criteria proposed by the State of Florida, discussed above, include criteria for coastal and estuarine waters and if finally promulgated by the State and approved by the EPA, would also supplant federal standards for such water bodies.

        The numeric nutrient criteria regulation is not yet final. However, more stringent limits on wastewater discharge permits could increase our costs or limit our operations and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Regulation of Greenhouse Gasses

        We are subject to regulations in the United Kingdom, Canada and the United States concerning climate change and greenhouse gas (GHG) emissions.

        The United Kingdom is a party to the Kyoto Protocol. As a result of agreements reached during a conference in Durban, South Africa, the Kyoto Protocol will continue in force for a second commitment period, which will expire by 2020, to be replaced by another international agreement to be negotiated by 2015 (which agreement is to go into effect in 2020). The United Kingdom has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Trading System. Our joint venture U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require the joint venture to purchase CO2 emissions allowances. The steam boilers at each of our joint venture U.K. sites are also subject to the European Union Emissions Trading Scheme. More stringent GHG emission limits in the U.K and Europe are expected to go into effect beginning in 2013.

        In Canada (which in December 2011 withdrew from further participation in the Kyoto Protocol, but signed the Durban platform to negotiate a new international greenhouse gas agreement or protocol by 2015), we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Ontario is also a party to the Western Climate Initiative, comprised of California (the other states in the initiative having withdrawn) and several Canadian provinces, which intends to establish a cap and trade regime for the trading of GHG credits within the regional area (ostensibly to begin in 2013, with 2012 functioning as a transition year). Although Ontario has not disavowed its participation in the initiative, it has not developed regulations to establish a cap and trade program.

        In the United States (not a party to the Kyoto Protocol, but a signatory to the Durban platform with respect to the negotiation of a replacement for the Kyoto Protocol), GHG regulation is evolving at state, regional and federal levels. Although there were federal legislative developments in the 111th Congress, including the passage of a comprehensive climate change bill in the House of Representatives, efforts to pass such legislation have ceased. However, the EPA issued federal GHG regulations that impact our facilities, including a mandatory greenhouse gas reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas

CF INDUSTRIES HOLDINGS, INC.

Tailoring Rule (Tailoring Rule). This regulation establishes that the construction of new or modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program) beginning in January 2011, although the regulation also significantly increases the emissions thresholds that would subject facilities to these regulations. This regulation (along with other GHG regulations and determinations issued by the EPA) is currently subject to judicial appeal. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in increased costs or delays in completing such projects.

        Under the Title V provisions of the Tailoring Rule, all of our U.S. manufacturing facilities will be required to include GHG emissions in future air emissions inventory reports. Other than the states' implementation of the Tailoring Rule, none of the states where our U.S. production facilities are located—Florida, Louisiana, Mississippi, Iowa and Oklahoma—has proposed regulations limiting GHG emissions. Iowa is a member of the Midwest Greenhouse Gas Reduction Accord, signed in 2007, but the member states appear to have discontinued any action to implement the accord.

Proposed Revisions to New Source Performance Standards for Nitric Acid Plants.

        In October 2011, the EPA issued a proposed regulation revising air emission standards applicable to newly constructed, reconstructed or modified nitric acid plants. We operate 13 nitric acid plants in the United States. The regulations, when finalized, will apply to these plants if and when we undertake activities or operations that are considered modifications, including physical changes that would allow us to increase our production capacity at these plants. The proposed regulations include certain provisions that could make it difficult for us to meet the proposed limits on emissions of nitrogen oxides (NOx) notwithstanding pollution controls we may add to our plants, and accordingly, the proposed regulation, if finalized as is, could impact our ability to expand production at our existing plants. Although the proposed EPA regulation did not include a proposed limitation on emissions of nitrous oxide (a greenhouse gas), comments have been submitted urging EPA to include such limits in the final regulation. The final regulation is expected to be issued in 2012.

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

        As of December 31, 2011, the area permitted for mining at our Hardee phosphate complex had approximately 45.9 million tons of recoverable phosphate rock reserves, which we expect to meet our requirements, at current production rates, for approximately 13 years. We have secured the necessary permits to mine these reserves from the FDEP and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 34 million tons of recoverable phosphate reserves, which we expect will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

CF INDUSTRIES HOLDINGS, INC.

        We have secured the state environmental authorization to increase the capacity of our phosphogypsum stack system at Plant City. With the completion of our current expansion project, this stack has sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including additional expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This date is approximately six years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We currently utilize a trust established for the benefit of the EPA and the FDEP and an escrow account established for the benefit of the FDEP as a means of complying with financial assurance requirements for the closure and long-term care of our phosphogypsum stack systems. For additional information on the cash deposit arrangements, see Note 12—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 500 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,700 to $18,200 an acre, with an average of $9,600 an acre. For additional information on our Hardee asset retirement obligations, see Note 12—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At our Bartow phosphate complex, we estimate that we will spend a total of approximately $3 million between 2012 and 2016 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow are estimated to require about $12 million over the next 45 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $51 million for a 51 year period including 2012. To close the phosphogypsum stack currently in use at the Plant City phosphate complex, we estimate that we will spend approximately $65 million during the years 2033 through 2037, and another $45 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $64 million in 2033 through 2037, and $166 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $106 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on asset retirement obligations related to our phosphogypsum systems, see Note 12—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2011, we employed approximately 2,400 full-time and 100 part-time employees.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1A.    RISK FACTORS.

        In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below before deciding to invest in any of our securities. These risks and uncertainties could materially and adversely affect our business, financial condition and results of operations.

Our business is dependent on North American natural gas, the prices of which are subject to volatility.

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN, AN and other nitrogen products. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our nitrogen fertilizers.

        The price of natural gas in North America has been highly volatile in recent years. During 2011, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a high of $4.92 per MMBtu on June 9, 2011 and a low of $2.83 per MMBtu on November 23, 2011.

        Changes in the supply of and demand for natural gas can also lead to periods of high natural gas prices. If this were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our results of operations, cash flows and financial position.

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

        During periods of industry oversupply, our results of operations tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production.

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

CF INDUSTRIES HOLDINGS, INC.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. If Chinese policy encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our results of operations, cash flows and financial condition.

        We may face increased competition from Russian and Ukrainian urea and ammonium nitrate. Urea imports from Russia and Ukraine are currently subject to antidumping orders that impose duties (ranging from approximately one percent to 68 percent) on urea imported into the United States from these two countries. Russia and Ukraine currently have considerable capacity to produce urea and are the world's largest urea exporters. In Russia, the price for natural gas used for industrial production continues to be set by the government and is below its market value. Russian nitrogen fertilizer producers benefit from these government-controlled prices, encouraging inefficient urea production and high volumes of exports. In Ukraine, the government intervenes with respect to natural gas prices available to fertilizer producers so as to permit continued exports. The antidumping orders have been in place since 1987, and there has been very little urea imported into the United States from Russia or Ukraine since that time. The U.S. Department of Commerce regularly reviews the U.S. sales of urea made by Russian exporters. In October 2011, the U.S. Department of Commerce completed its most recent review of U.S. sales made by the Russian exporter EuroChem and concluded that duties of approximately one percent should be imposed. This low rate of duty may result in increased imports of low-priced Russian urea into the United States.

        In 2011, the U.S. Department of Commerce and the U.S. International Trade Commission conducted the third "sunset review" of the urea antidumping orders to determine whether they should be kept in place for an additional five years. The review has resulted in a decision to leave the orders in place for another five years, and the next sunset review is not expected to be initiated until late 2016.

        Russia is by far the world's largest ammonium nitrate producer and exporter. As in the case of urea, Russian ammonium nitrate producers benefit from below-market pricing of natural gas. Fertilizer grade ammonium nitrate from Russia is subject to an antidumping duty order, which currently imposes antidumping duties of 253.98 percent on Russian ammonium nitrate imports into the United States. In May 2011, this order replaced a longstanding "suspension agreement" which had imposed volume and pricing restrictions on Russian ammonium nitrate imports. In 2011, the U.S. Department of Commerce and the U.S. International Trade Commission completed the second "sunset review" of the Russian ammonium nitrate antidumping order and concluded that it will remain in effect for at least another five years. Fertilizer grade ammonium nitrate from Ukraine is also subject to an antidumping duty order under which imports of this product are currently subject to a duty of over 156 percent. That order is expected to be reviewed beginning in June 2012.

CF INDUSTRIES HOLDINGS, INC.

A decline in U.S. agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.

        Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products. These factors are outside of our control.

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard, or RFS, encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and adopt temporary waivers of the current RFS levels, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Our transportation and distribution activities rely on third party providers, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of our raw materials or finished products.

        If our shipping is delayed or if we are unable to ship our finished products or obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our sales revenues and cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our revenues and results of operations.

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard, or TIH, materials, such as the anhydrous ammonia

CF INDUSTRIES HOLDINGS, INC.

we transport to and from our manufacturing and distribution facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board, or STB, issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials; and (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads.

        New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. The Federal Railroad Administration is developing higher ammonia tank car performance standards, which could require the modification or replacement of our leased tank car fleet. The effective date of these new regulations is not known at this time. However, the Federal Railroad Administration has approved an "interim" car design for a 20 year period. In 2010, we contracted to switch a significant portion of our leased fleet over the next 5 years to this "interim" car. Standards higher than those of the "interim" cars could adversely impact our cost of operations and our ability to obtain an adequate supply of rail cars to support our operations.

Integrating the information management systems of CF Industries and Terra is continuing. Integration difficulties or cyber security risks could result in disruptions in business operations and adverse operating results.

        CF Industries continues to utilize legacy Terra's separate information management systems to process transactions governing core business operations of the legacy Terra plants. To fully integrate the Terra operations into CF Industries business processes and to achieve additional benefits of the acquisition, CF Industries is undertaking a project to consolidate all business processes for the combined companies under a new single enterprise resource planning (ERP) system utilizing software provided by SAP. This multi-year company-wide program will align business processes and procedures, institute more efficient transaction processing and improve access to and consistency of information to enable standardization of business activities. We expect to implement this system in 2012. The implementation of an ERP system across the combined organization entails certain risks. If we do not implement the system successfully and within the planned budget, or if the system does not perform in a satisfactory manner, it could disrupt our operations and have a material adverse effect on our results of operations, cash flows and financial condition.

        As we continue to increase our dependence on digital technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems, among other things, to manage our accounting, manufacturing, supply chain and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Compromises to information system could have severe financial and other business implications.

CF INDUSTRIES HOLDINGS, INC.

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

        Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, our principal raw material used to make nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand of natural gas for residential and industrial use. In addition, hurricanes affecting the Gulf coastal states can severely impact the supply of natural gas and cause prices to rise sharply.

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

        We are subject to numerous environmental and health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; the cleanup of hazardous substance releases, and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, RCRA, the Comprehensive Environmental Response, CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

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

CF INDUSTRIES HOLDINGS, INC.

material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, cash flows and results of operations.

        From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date, our costs to resolve these liabilities have not been material, however, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Depending on the developments discussed herein, federal or state numeric water quality criteria for lakes and inland flowing waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida.

        The federal criteria for lakes and inland flowing waters (excluding the criteria found arbitrary and capricious by the Court) will become effective in March 2012, subject to (i) the EPA's proposed delay in the effective date of the regulation (which may require the approval of the Court) and (ii) the development of numeric nutrient criteria by the State of Florida.

        Prior to the February 18, 2012 order, the EPA had proposed to stay the effective date of its criteria until June 4, 2012 due to the development of numeric nutrient criteria proposed by the State of Florida in December 2011. However, the Court's order stated that the Court must approve an extension of the effective date of the federal rule pursuant to the terms of the consent decree. The nitrogen and phosphorous criteria in the December 2011 rule proposed by the State of Florida are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups have filed a challenge to the proposed state rule with the Florida Division of Administrative Hearings, which will be reviewed by an administrative law judge in early 2012. If the state numeric criteria are promulgated and approved subsequently by the EPA, the state criteria would result in EPA withdrawing the federal numeric criteria.

CF INDUSTRIES HOLDINGS, INC.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The development of such criteria has been delayed. The EPA has announced its intention to issue proposed numeric nutrient criteria for these water bodies by March 2012 and a final rule by November 2012. It is unclear the extent to which the February 18, 2012 decision will impact this proposed rule. The numeric criteria proposed by the State of Florida, discussed above, include criteria for coastal and estuarine waters and if finally promulgated by the State and approved by the EPA, would also supplant federal standards for such water bodies.

        The numeric nutrient criteria regulation is not yet final. However, more stringent limits on wastewater discharge permits could increase our costs or limit our operations and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Our operations are dependent on numerous required permits, approvals and meeting financial assurance requirements from governmental authorities.

        We hold numerous environmental, mining and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations is dependent upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition and results of operations.

        In certain cases, as a condition to procure such permits and approvals or as a condition to maintain existing approvals, we may be required to comply with regulatory financial assurance requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and reclamation at our facilities. For example, in 2006, we established an escrow account for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to closure and post-closure of phosphogypsum stacks. Also, in 2010, pursuant to a Consent Decree with the U.S. EPA and the FDEP, we funded a trust as a means of complying with similar requirements for closure, post closure and monitoring of the phosphogypsum stack system at our Plant City, Florida phosphate fertilizer complex.

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

CF INDUSTRIES HOLDINGS, INC.

        As of December 31, 2011, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex contained approximately 45.9 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 13 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 34 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition and results of operations.

        We have secured the state environmental authorization to increase the capacity of our phosphogypsum stack system at Plant City. With the completion of our "Phase II" expansion that is currently being constructed, this stack has sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including further expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This time frame is approximately six years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition and results of operations.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our results of operations.

        We are subject to climate change regulations in the United Kingdom, Canada and the United States. There are substantial uncertainties as to the nature, stringency and timing of future climate change regulations. More stringent greenhouse gas (GHG) limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facilities emit GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our operating results. In addition, to the extent that climate change restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States or Canada, our competitors may have cost or other competitive advantages over us.

Our inability to predict future seasonal fertilizer demand accurately could result in excess inventory, potentially at costs in excess of market value, or product shortages. Our operating results fluctuate due to seasonality.

        The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of

CF INDUSTRIES HOLDINGS, INC.

fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season.

        If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively affected by any related increased storage costs) or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly acute with respect to our nitrogen fertilizer business because of the volatility of nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers. If prices rapidly decrease, we may be subject to inventory write-downs, causing an adverse change in operating results.

A change in the volume of products that our customers purchase on a forward basis could increase our exposure to fluctuations in our profit margins and materially adversely affect our results of operations, liquidity and financial condition.

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

        Under our FPP, customers generally make an initial cash down payment at the time of order and generally pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with forward sales are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months, or more. As of December 31, 2011 and 2010, our current liability for customer advances related to unshipped orders equaled approximately 21% and 54%, respectively, of our cash, cash equivalents and short-term investments.

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

        We also sell phosphate products on a forward basis, including under the FPP. In 2011, forward sales of phosphate fertilizer products represented approximately 50% of our phosphate fertilizer volume. Unlike our nitrogen fertilizer products where we have the opportunity to fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage commodity price risk for our business. Although we have risk measurement systems that use various methodologies to quantify the risk, these systems might not always be followed or might not always work as planned. Further, such risk measurement systems do not in themselves manage risk. Even if risks have been identified, our earnings, cash flows, and balance sheet could be adversely affected by changes involving volatility, changes involving adverse correlation of commodity prices, or market liquidity issues. Our ability to manage exposure to commodity price risk through the use of financial derivatives also may be affected by limitations imposed by the covenants in the agreements governing our indebtedness.

        In order to manage financial exposure to commodity price and market fluctuations, we utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. In these hedging activities, we have used fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter, or OTC, markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract or industry. Therefore, unhedged risks will always continue to exist.

        Our use of derivatives to lock in the natural gas portion of our margins on forward sales of nitrogen products can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives prior to the purchase of the natural gas.

        Our natural gas acquisition policy also allows us to establish derivative positions that are associated with anticipated natural gas requirements unrelated to our forward sales. Holding such positions during periods of declining natural gas prices could expose us to cash collateral deposit requirements with counterparties, thereby negatively impacting our liquidity.

        In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. We monitor the swap portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on derivative settlements.

Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.

CF INDUSTRIES HOLDINGS, INC.

        We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. We are subject to various self-retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage.

We are reliant on a limited number of key facilities.

        Our nitrogen fertilizer operations are concentrated in seven separate nitrogen complexes, the largest of which is the Donaldsonville complex which represents approximately 40% of the Company's ammonia production capacity. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. The suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments under our FPP, and could have a material adverse effect on our business. In addition, a number of our key facilities, including the Donaldsonville complex and all of our phosphate operations, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential, not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf of Mexico region.

We are exposed to risks associated with our joint ventures.

        We participate in joint ventures including CFL (which owns our facility in Medicine Hat, Alberta), Point Lisas (which owns our facility in Trinidad), GrowHow (which owns our facilities in Billingham and Ince, United Kingdom) and Keytrade. Our joint venture partners may share or have majority control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

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

CF INDUSTRIES HOLDINGS, INC.

        In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen fertilizers that can be used as explosives, as was used in the Oklahoma City bombing in April 1995. It is possible that the U.S. or foreign governments could impose limitations on the use, sale or distribution of nitrogen fertilizers, thereby limiting our ability to manufacture or sell that product.

Our operations are dependent upon raw materials provided by third parties and an increase in the price or any delay or interruption in the delivery of these raw materials may adversely affect our business.

        We use natural gas, ammonia and sulfur as raw materials in the manufacture of fertilizers. We purchase these raw materials from third-party suppliers. Prices for these raw materials can fluctuate significantly due to changes in supply and demand. We may not be able to pass along to our customers increases in the costs of raw materials, which could have a material adverse effect on our business. These products are transported by barge, truck, rail or pipeline to our facilities by third-party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of these key raw materials, including those caused by capacity constraints; explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving pipelines; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; or labor difficulties, could have a material adverse effect on our business, results of operations or financial condition.

We are subject to risks associated with international operations.

        Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2011, we derived approximately 15% of our net sales from outside of the United States. Our business operations include a 50% interest in an ammonia production joint venture in Trinidad and a 50% interest in a U.K. joint venture for the production of anhydrous ammonia and other fertilizer products.

Our investments in securities are subject to risks that may result in losses.

        Our cash flows from operations have resulted in cash and cash-equivalents of approximately $1.2 billion as of December 31, 2011. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.

        Our efforts to manage investment risk could prove unsuccessful. For example, at December 31, 2011, we held investments of $70.9 million in tax-exempt auction rate securities. These securities were

CF INDUSTRIES HOLDINGS, INC.

issued by various state and local government entities and are all supported by student loans that were issued primarily under the Federal Family Loan Program. These auction rate securities have stated maturities that range up to 36 years, and the underlying securities are guaranteed by entities affiliated with governmental entities. Although redemptions have occurred sporadically, currently there is no active market for these investments and we continue to hold them until liquidity resumes in the marketplace or we recover our investment by other means.

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

        In addition, conditions in the international market for nitrogen fertilizer significantly influence our operating results. The international market for fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact on the importation of fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

        As of December 31, 2011, we had approximately $1.6 billion of total indebtedness, consisting primarily of $800 million of our senior notes due in 2018 and $800 million of our senior notes due in 2020. We had excess borrowing capacity for general corporate purposes under our existing revolving credit facility of approximately $491 million. The terms of our existing indebtedness allow us to incur significant additional debt in the future. Our existing indebtedness and any additional debt we may incur in the future could have important consequences on our business in adversely affecting our operations and liquidity. In addition, the terms of our revolving credit facility include covenants restricting our ability to engage in other business activities, including, among other things, making investments, making restricted payments and disposing of assets.

        From time to time we consider our options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Consequently, in the event we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations and financial condition.

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

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        From time to time, in this Annual Report on Form 10-K as well as in other written reports and verbal statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward- looking statements contained in this document.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

  •
  the volatility of natural gas prices in North America;

  •
  the cyclical nature of our business and the agricultural sector;

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition in the markets in which we operate;

  •
  conditions in the U.S. agricultural industry;

  •
  reliance on third party providers of transportation services and equipment;

  •
  our ability to integrate the systems of CF Industries and Terra, including the implementation of a new enterprise resource planning system;

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

  •
  the seasonality of the fertilizer business;

  •
  the impact of changing market conditions on our forward sales programs;

CF INDUSTRIES HOLDINGS, INC.

  •
  risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

  •
  the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

  •
  our reliance on a limited number of key facilities;

  •
  risks associated with joint ventures;

  •
  acts of terrorism and regulations to combat terrorism;

  •
  difficulties in securing the supply and delivery of raw materials we use and increases in their costs;

  •
  risks associated with international operations;

  •
  losses on our investments in securities;

  •
  deterioration of global market and economic conditions;

  •
  our ability to manage our indebtedness; and

  •
  loss of key members of management and professional staff.

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

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company had an initial meeting with the EPA to discuss these alleged violations. This matter has been referred to the United States Department of Justice (DOJ). The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

CF INDUSTRIES HOLDINGS, INC.

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

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of EPCRA and CERCLA. The Company had an initial meeting with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

Federal Numeric Nutrient Criteria Regulation

        For information on the Company's challenge to EPA's regulation establishing numeric nutrient criteria for Florida waters, see Business—Environmental, Health and Safety and Note 32—Contingencies.

CERCLA/Remediation Matters

        For information on pending proceedings relating to environmental remediation matters, see Business—Environmental, Health and Safety and Note 32—Contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to the annual report.

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2011	High	Low
First Quarter	$153.83	$120.01	$0.10
Second Quarter	158.42	127.29	0.10
Third Quarter	192.70	123.09	0.40
Fourth Quarter	176.97	115.34	0.40

	Sales Prices
			Dividends per Share
2010	High	Low
First Quarter	$110.00	$90.00	$0.10
Second Quarter	93.00	57.56	0.10
Third Quarter	103.96	63.06	0.10
Fourth Quarter	138.74	92.41	0.10

        As of February 14, 2012, there were 797 stockholders of record, representing approximately 20,000 beneficial owners of our common stock.

        The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2011.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
10/1/11 - 10/31/11	956,200	(1)	$127.32	(2)	956,200	$500,000
11/1/11 - 11/30/11	—		—		—	500,000
12/1/11 - 12/31/11	598	(3)	141.56		—	500,000

Total	956,798		127.33		956,200

(1)
On August 4, 2011, our Board of Directors authorized the Company to repurchase common stock for a total expenditure of up to $1.5 billion through December 31, 2013, subject to market conditions (the 2011 Stock Repurchase Program), as discussed in Note 29—Stockholders' Equity.

(2)
Average price paid per share of common stock repurchased under the 2011 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

(3)
Repurchases consist of shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from our consolidated financial statements, which are not included in this document.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$6,097.9	$3,965.0	$2,608.4	$3,921.1	$2,756.7
Cost of sales	3,202.3	2,785.5	1,769.0	2,698.4	2,086.7

Gross margin	2,895.6	1,179.5	839.4	1,222.7	670.0

Selling, general and administrative	130.0	106.1	62.9	68.0	65.2
Restructuring and integration costs	4.4	21.6	—	—	—
Other operating—net	20.9	166.7	96.7	4.5	3.2

Total other operating costs and expenses	155.3	294.4	159.6	72.5	68.4
Equity in earnings of operating affiliates	50.2	10.6	—	—	—

Operating earnings	2,790.5	895.7	679.8	1,150.2	601.6
Interest expense (income)—net	145.5	219.8	(3.0)	(24.5)	(22.7)
Loss on extinguishment of debt	—	17.0	—	—	—
Other non-operating—net	(0.6)	(28.8)	(12.8)	(0.7)	(1.6)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	2,645.6	687.7	695.6	1,175.4	625.9
Income tax provision	926.5	273.7	246.0	378.1	199.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	41.9	26.7	(1.1)	4.2	0.9

Net earnings	1,761.0	440.7	448.5	801.5	427.3
Less: Net earnings attributable to the noncontrolling interest	221.8	91.5	82.9	116.9	54.6

Net earnings attributable to common stockholders	$1,539.2	$349.2	$365.6	$684.6	$372.7

Cash dividends declared per common share	$1.00	$0.40	$0.40	$0.40	$0.08

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Share and per share data:
Net earnings attributable to common stockholders:
Basic	$22.18	$5.40	$7.54	$12.35	$6.70
Diluted	$21.98	$5.34	$7.42	$12.13	$6.56
Weighted average common shares outstanding:
Basic	69.4	64.7	48.5	55.4	55.7
Diluted	70.0	65.4	49.2	56.4	56.8

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$416.2	$394.8	$101.0	$100.8	$84.5
Capital expenditures	247.2	258.1	235.7	141.8	105.1

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$1,207.0	$797.7	$697.1	$625.0	$366.5
Short-term investments(1)	—	3.1	185.0	—	494.5
Total assets	8,974.5	8,758.5	2,494.9	2,387.6	2,012.5
Customer advances	257.2	431.5	159.5	347.8	305.8
Total debt	1,617.8	1,959.0	4.7	4.1	4.9
Total equity	4,932.9	4,433.4	1,744.9	1,350.7	1,204.3

(1)
In 2007, short-term investments consisted primarily of available-for-sale auction rate securities. In 2008, these investments became illiquid as traditional market trading mechanisms for auction rate securities ceased and auctions for these securities failed. As a result, at December 31, 2011, 2010, 2009 and 2008, our remaining investments in auction rate securities are classified as a noncurrent asset on our consolidated balance sheets, as we will not be able to access these funds until traditional market trading mechanisms resume, a buyer is found outside the auction process and/or the securities are redeemed by the issuer.

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
  Recent Accounting Pronouncements
  •
  Discussion of Seasonality Impacts on Operations

Overview of CF Industries Holdings, Inc.

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

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

        Our principal assets include:

  •
  five nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America), Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi, and Woodward, Oklahoma;

CF INDUSTRIES HOLDINGS, INC.

  •
  a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

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

        In April 2010, we completed the acquisition of Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products, for a purchase price of $4.6 billion. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. Therefore, Terra's financial results are not included in the consolidated financial results for the first quarter of 2010. Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 14 and 29 to our consolidated financial statements included in Part II of this report and in the section titled "Acquisition of Terra" later in this discussion and analysis.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $1.5 billion in 2011 compared to $349.2 million in 2010. Our results for 2011 included:

  •
  a net $77.3 million pre-tax unrealized mark-to-market loss ($48.0 million after tax) on natural gas derivatives;

  •
  a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant;

  •
  a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses;

  •
  $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011;

CF INDUSTRIES HOLDINGS, INC.

    •
    $4.4 million ($2.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra;

    •
    a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business; and

    •
    $1.2 million (no tax impact) of Peru project development costs.

  •
  Net earnings attributable to common stockholders of $349.2 million in 2010 included $219.8 million ($136.1 million after tax) of net interest expense, including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, $150.4 million ($148.8 million after tax) of business combination related expenses and Peru project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's senior notes due 2019 (2019 Notes) and a net $9.6 million pre-tax unrealized mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $1.7 billion, or 146%, to $2.9 billion in 2011 from $1.2 billion in 2010. The $1.7 billion increase is due to higher average nitrogen and phosphate fertilizer selling prices and sales volumes, the acquisition of Terra and lower realized natural gas costs, partially offset by higher phosphate fertilizer raw material costs and unrealized mark-to-market losses on natural gas derivatives in the current year compared to unrealized gains in the prior year.

  •
  Our net sales increased $2.1 billion, or 54%, to $6.1 billion in 2011 from $4.0 billion in 2010. The increase in net sales was due to higher nitrogen and phosphate fertilizer average selling prices and sales volumes, including the impact of the Terra acquisition. Total sales volume increased 1.6 million tons, or 12%, in 2011 to 14.9 million tons as compared to 2010, as higher UAN, AN and phosphate fertilizer sales volumes were partially offset by lower ammonia sales volume.

  •
  Cash flow from operations increased $884.5 million to $2.1 billion in 2011, due primarily to increased profitability partially offset by lower customer advances and an increase in cash invested in inventory and accounts receivable.

  •
  As of December 31, 2011, we had cash and cash equivalents of $1.2 billion, $70.9 million of illiquid investments in auction rate securities, and a $257.2 million current liability attributable to customer advances related to cash deposits received under forward sales contracts. As of December 31, 2010, we had cash and cash equivalents of $797.7 million, short-term investments of $3.1 million, illiquid investments in auction rate securities of $102.8 million, and customer advances of $431.5 million.

  •
  We paid cash dividends of $68.7 million and $46.2 million in 2011 and 2010, respectively. The increase in cash dividends was due primarily to an increase in the dividends paid per share in the second half of 2011.

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

        In August 2005, we completed our initial public offering (IPO) of common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were cancelled in exchange for all of the proceeds of the offering and shares of our common stock.

        In April 2010, we acquired Terra for a purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, our 75.3% interest in TNCLP and certain joint venture interests.

Significant Items

2011

        In 2011, average selling prices increased due primarily to higher demand for fertilizer for the following reasons: higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics; global fertilizer supply constraints resulting from both export restrictions and production curtailments affecting certain foreign fertilizer producers; and an expected high level of planted acres and fertilizer usage in the 2012 growing season. Higher average selling prices and sales volumes due to increased demand led to robust operating results in 2011. Consolidated net sales in 2011 increased by $2.1 billion, or 54%, to $6.1 billion, with increases due primarily to higher average selling prices in both the nitrogen and phosphate segments and higher unit volume due primarily to the impact of the Terra acquisition. In 2011, average nitrogen and phosphate fertilizer selling prices increased by 38% and 36%, respectively. Gross margin increased by $1.7 billion, or 146%, to $2.9 billion in 2011 from $1.2 billion in 2010. The 2011 results include a $77.3 million ($48.0 million after tax) unrealized mark to market loss on natural gas derivatives. Results in 2011 also include $145.5 million of net interest expense ($90.2 million after tax), a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant and a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses.

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

CF INDUSTRIES HOLDINGS, INC.

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

2009

        Market conditions in 2009 were weak as lower demand for our products resulted from high industry-wide inventories entering the year, poor weather conditions and our customers' hesitancy to restock due to an uncertain pricing environment. Pricing levels and raw material costs both declined in 2009. By late 2009, conditions had improved with expectations of a strong spring 2010 planting season and a tightening of the international supply/demand balance. Consolidated net sales in 2009 decreased by $1.3 billion, or 33%, to $2.6 billion, with decreases due primarily to lower average selling prices in both the nitrogen and phosphate segments. This decrease was partially offset by potash sales and higher UAN and phosphate export sales that we made in response to reduced domestic demand. Gross margin decreased by $383.3 million to $839.4 million in 2009 as the impact of lower average selling prices was partially mitigated by lower raw material costs and $87.5 million ($54.0 million after tax) of unrealized mark-to-market gains on natural gas derivatives. Results in 2009 include $53.4 million ($44.9 million after tax) of business combination expenses, $35.9 million (no tax impact) of Peru project costs and an $11.9 million gain ($7.4 million after tax) on the sale of Terra common stock acquired during 2009.

Key Industry Factors

        We operate in a highly competitive, global industry. Our agricultural products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.

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

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN and AN. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of

CF INDUSTRIES HOLDINGS, INC.

natural gas in North America directly impacts a substantial portion of our operating expenses. Expenditures on natural gas comprised approximately 45% of the total cost of sales for our nitrogen fertilizer in 2011 and a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

Global Trade in Fertilizer

        In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit and governmental policies affecting trade and other matters. The development of natural gas reserves in North America over the last few years has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.

        Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen based fertilizers located in the Middle East, the former Soviet Union, the Republic of Trinidad and Tobago, Venezuela, North Africa and China are major exporters to North America.

        The domestic phosphate industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Consequently, phosphate fertilizer prices and demand for U.S. DAP/MAP are subject to considerable volatility and dependent on a wide variety of factors impacting the world market, including fertilizer and trade policies of foreign governments, changes in ocean bound freight rates and international currency fluctuations.

Political and Social Government Policies

        The political and social policies of governments around the world can result in restrictions on imports and exports, the subsidization of natural gas, the subsidization of domestic producers and the subsidization of exports. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by these political and social objectives.

Factors Affecting Our Results

        Net Sales.    Our net sales are derived primarily from the sale of nitrogen and phosphate fertilizers and are determined by the quantities of fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers. Sales incentives are reported as a reduction in net sales.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Our cost of sales includes manufacturing costs, purchased product costs, and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivative instruments, maintenance, direct labor, depreciation and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen and phosphate fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs incurred prior to final shipment to customers.

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

        Restructuring and Integration Costs.    Restructuring and integration costs consist of expenses associated with the integration of the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 15 to our consolidated financial statements.

        Equity in Earnings of Operating Affiliates.    We have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago, and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these investments provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.

        Other Operating—Net.    Other operating—net includes the costs associated with our closed Bartow phosphate facility and other costs that do not relate directly to our central operations. Costs included in "other costs" include amounts recorded for environmental remediation for other areas of our business, litigation expenses, and gains and losses on the disposal of fixed assets. In 2010, net other operating expense also included business combination related expenses and Peru project development costs. The business combination related expenses were associated with our acquisition of Terra and costs associated with responding to Agrium's proposed acquisition of CF Holdings. See Note 14 to our consolidated financial statements for additional information on activity related to our acquisition of Terra.

CF INDUSTRIES HOLDINGS, INC.

        Interest Expense.    Our interest expense includes the interest on our long-term debt and notes payable, amortization of the related fees required to execute financing agreements and annual fees on our senior secured revolving credit facility. It excludes capitalized interest relating to the construction of major projects.

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

        CFL, a Canadian consolidated variable interest entity, operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

        Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes.    Equity in earnings (loss) of non-operating affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings (loss) of non-operating affiliates—net of taxes relate to our investments in GrowHow and Keytrade. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. We account for these investments as non-operating equity method investments, and exclude the net earnings of these investments in earnings from operations since these operations do not provide additional production capacity to us, nor are these operations integrated within our supply chain.

        Net Earnings Attributable to the Noncontrolling Interest.    Amounts reported as net earnings attributable to the noncontrolling interest represent the 34% interest in the net operating results of CFL and the 24.7% interest in the net operating results of TNCLP, a master limited partnership that owns the nitrogen manufacturing facility in Verdigris, Oklahoma.

        We own 49% of the voting common stock of CFL and 66% of CFL's non-voting preferred stock. Viterra Inc. (Viterra) owns 34% of the voting common stock and non-voting preferred stock of CFL.

CF INDUSTRIES HOLDINGS, INC.

The remaining 17% of the voting common stock of CFL is owned by GROWMARK, Inc. (GROWMARK) and La Coop fédérée. We operate CFL's Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Viterra or its predecessor has purchased at least 34% of the facility's production each year. The product purchase agreement also provides that CFL will distribute its net earnings to us and Viterra annually based on the respective quantities of product purchased from CFL. See Note 4 to our consolidated financial statements for additional information on CFL.

        Through the acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights (IDRs) once a minimum threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Year Ended December 31,
	2011	2010	2009	2011 v. 2010		2010 v. 2009
	(in millions, except as noted)
Net sales	$6,097.9	$3,965.0	$2,608.4	$2,132.9	53.8%	$1,356.6	52.0%
Cost of sales	3,202.3	2,785.5	1,769.0	416.8	15.0%	1,016.5	57.5%

Gross margin	2,895.6	1,179.5	839.4	1,716.1	145.5%	340.1	40.5%
Selling, general and administrative expenses	130.0	106.1	62.9	23.9	22.5%	43.2	68.7%
Restructuring and integration costs	4.4	21.6	—	(17.2)	(79.6)%	21.6	N/M
Other operating—net	20.9	166.7	96.7	(145.8)	(87.5)%	70.0	72.4%

Total other operating costs and expenses	155.3	294.4	159.6	(139.1)	(47.2)%	134.8	84.5%
Equity in earnings of operating affiliates	50.2	10.6	—	39.6	N/M	10.6	N/M

Operating earnings	2,790.5	895.7	679.8	1,894.8	211.5%	215.9	31.8%
Interest expense	147.2	221.3	1.5	(74.1)	(33.5)%	219.8	N/M
Interest income	(1.7)	(1.5)	(4.5)	(0.2)	13.3%	3.0	(66.7)%
Loss on extinguishment of debt	—	17.0	—	(17.0)	N/M	17.0	N/M
Other non-operating—net	(0.6)	(28.8)	(12.8)	28.2	(97.9)%	(16.0)	125.0%

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	2,645.6	687.7	695.6	1,957.9	N/M	(7.9)	(1.1)%
Income tax provision	926.5	273.7	246.0	652.8	238.5%	27.7	11.3%
Equity in earnings (loss) of non-operating affiliates—net of taxes	41.9	26.7	(1.1)	15.2	56.9%	27.8	N/M

Net earnings	1,761.0	440.7	448.5	1,320.3	N/M	(7.8)	(1.7)%
Less: Net earnings attributable to noncontrolling interest	221.8	91.5	82.9	130.3	142.4%	8.6	10.4%

Net earnings attributable to common stockholders	$1,539.2	$349.2	$365.6	$1,190.0	N/M	$(16.4)	(4.5)%

Diluted net earnings per share attributable to common stockholders	$21.98	$5.34	$7.42	$16.64		$(2.08)
Diluted weighted average common shares outstanding	70.0	65.4	49.2	4.6		16.2
Dividends declared per common share	$1.00	$0.40	$0.40	$0.60		$—

N/M—Not Meaningful

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Operating Results

        Our total gross margin increased $1.7 billion, or 146%, to $2.9 billion for the year ended December 31, 2011 from $1.2 billion in 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $1.6 billion to $2.6 billion for 2011 compared to $1.0 billion in 2010 due primarily to higher average selling prices, the acquisition of Terra, the results of which were included for four quarters in 2011 and three quarters in 2010, and lower realized natural gas costs. These results were partially offset by unrealized mark-to-market losses on natural gas derivatives in the current year compared to unrealized gains in the prior year. In the phosphate segment, gross margin increased by $179.6 million to $332.4 million for 2011 compared to $152.8 million for 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher raw material costs, namely sulfur and ammonia.

        The net earnings attributable to common stockholders of $1.5 billion for 2011 included a net $77.3 million pre-tax unrealized mark-to-market loss ($48.0 million after tax) on natural gas derivatives, a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.4 million ($2.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business, and $1.2 million (no tax impact) of Peru project development costs.

        The 2010 net earnings attributable to common stockholders of $349.2 million included $219.8 million ($136.1 million after tax) of net interest expense including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs and original issue discount recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, $150.4 million ($148.8 million after tax) of business combination related expenses and Peru project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, and a net $9.6 million pre-tax unrealized mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 54% to $6.1 billion in the year ended December 31, 2011 from $4.0 billion in 2010. This $2.1 billion increase was due to higher nitrogen and phosphate fertilizer average selling prices and sales volumes, including the impact of the Terra acquisition. Average nitrogen and phosphate fertilizer selling prices increased by 38% and 36%, respectively. Average selling prices increased due primarily to higher demand for fertilizer for the following reasons: higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics; global fertilizer supply constraints resulting from both export restrictions and production curtailments at certain foreign fertilizer producers; and expected high planted acres and fertilizer usage in the 2012 growing season. Total sales volume increased 1.6 million tons, or 12%, in 2011 to 14.9 million tons as compared to 13.3 million tons in 2010, as higher UAN and AN sales volumes due to the impact of the

CF INDUSTRIES HOLDINGS, INC.

Terra acquisition and phosphate fertilizer sales volumes were partially offset by lower ammonia sales volume.

Cost of Sales

        Average cost of sales in our nitrogen segment of $188 per ton in 2011 approximated 2010 as lower realized natural gas costs in 2011 were offset by unrealized mark-to-market losses on natural gas derivatives. Phosphate segment cost of sales averaged $392 per ton in 2011 compared to $335 per ton in the prior year, an increase of 17%, due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $23.9 million to $130.0 million in 2011 from $106.1 million in 2010 due primarily to higher professional service fees, costs associated with the design and implementation of a new enterprise resource planning (ERP) software system and higher performance-based incentive compensation.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $17.2 million to $4.4 million in 2011 from $21.6 million in 2010, as integration activities associated with the acquisition of Terra have declined substantially and these costs ceased by the end of 2011.

Other Operating—Net

        Net other operating expenses decreased $145.8 million to $20.9 million in 2011 compared to $166.7 million in 2010. The $20.9 million of expense recorded in 2011 consists primarily of the following items: a $34.8 million impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million gain that was recognized on the sale of four dry-product warehouses, $8.1 million of costs associated with our closed Bartow phosphate facility, losses of $7.2 million on the disposal of fixed assets and a $2.0 million gain on the sale of a non-core transportation business.

        The Woodward, Oklahoma methanol plant was part of a nitrogen complex that was acquired with the Terra acquisition. The Woodward complex could produce both nitrogen based fertilizers and methanol. Based on a strategic review that was completed in the third quarter of 2011, the Woodward complex will focus on fertilizer production. As a result, management approved the permanent shutdown, removed the methanol plant, and recognized the impairment charge.

        The expense in 2010 is primarily business combination costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA in the first quarter of 2010, and project development costs.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in 2011 and 2010 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $39.6 million increase in 2011 compared to 2010 is due to improved PLNL operating results due primarily to higher ammonia prices caused by a strong international market.

Interest—Net

        Net interest expense was $145.5 million in 2011 compared to $219.8 million in 2010. The financing costs of the Terra acquisition, including the accelerated amortization of debt fees, impacted both 2010

CF INDUSTRIES HOLDINGS, INC.

and 2011. In the second quarter of 2010, we financed the Terra acquisition with a senior secured bridge loan, a senior secured term loan and senior notes. The senior secured bridge loan and a portion of the senior secured term loan were repaid over the last three quarters of 2010 and accelerated loan fee amortization of $85.9 was recognized in 2010. In the first quarter of 2011, the remaining balance of the senior secured term loan was repaid in full and accelerated loan fee amortization of $19.9 million was recognized.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt in 2010 consisted of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Other Non-Operating—Net

        Net other non-operating income was $0.6 million in 2011 compared to $28.8 million in 2010. The income in 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra's common stock.

Income Taxes

        Our income tax provision for the year ended December 31, 2011 was $926.5 million compared to $273.7 million for 2010. The effective tax rate for 2011 based on the reported tax provision of $926.5 million and reported pre-tax income of $2.6 billion was 35.0%. This compares to 39.8% in the prior year. The effective tax rate for 2011 based on pre-tax income exclusive of the noncontrolling interest was 38.2%. This compares to 45.9% in the prior year. The decrease in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from a decrease in non-deductible costs associated with our acquisition of Terra and Peru project development activities, partially offset by higher U.S. taxes related to foreign operations. The effective tax rate based on pretax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13 to our consolidated financial statements for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for 2011 and 2010 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $15.2 million increase in 2011 compared to 2010 was due primarily to higher GrowHow earnings resulting from a strong U.K. nitrogen fertilizer market.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During all four quarters of 2011 and the last three quarters of 2010, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $21.98 per share in 2011 from $5.34 per share in 2010 due primarily to the increase in net earnings attributable to common stockholders, partially offset by an increase in the diluted weighted average shares outstanding. In April 2010, we issued 9.5 million shares of our common stock in connection with the Terra acquisition and 12.9 million shares in the subsequent public offering. During the last half of 2011, we repurchased 6.5 million shares.

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

        The net earnings attributable to common stockholders of $349.2 million for 2010 included $219.8 million ($136.1 million after tax) of net interest expense including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs and original issue discount recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, $150.4 million ($148.8 million after tax) of business combination related expenses and Peru project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra Industries Inc. common stock, $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, and a net $9.6 million pre-tax unrealized mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

        The 2009 net earnings attributable to common stockholders of $365.6 million included $53.4 million ($44.9 million after tax) of costs associated with our acquisition of Terra and the cost of responding to Agrium's proposed acquisition of CF Holdings, $35.9 million (no tax impact) of Peru project development costs, a net pre-tax unrealized mark-to-market gain of $87.5 million ($54.0 million after tax) on natural gas derivatives and an $11.9 million ($7.4 million after tax) gain on the sale of Terra common stock.

Net Sales

        Our net sales increased 52% to $4.0 billion in 2010 from $2.6 billion in 2009. This $1.4 billion increase was due primarily to the inclusion of net sales of $1.4 billion related to our acquisition of Terra. Higher average phosphate fertilizer selling prices and higher nitrogen fertilizer sales volume were offset by lower average nitrogen fertilizer selling prices and lower phosphate segment sales volumes. Total sales volume increased 5.2 million tons, or 65%, in 2010 to 13.3 million tons as compared to

CF INDUSTRIES HOLDINGS, INC.

8.1 million tons in 2009 due to the Terra acquisition. The Terra acquisition, increased demand resulting from strong spring and fall application seasons due to favorable weather conditions and expectations of higher planted acres in 2011, and tight international supplies favorably impacted net sales in 2010.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $189 per ton in 2010 compared to $180 per ton in 2009. This 5% increase was due primarily to lower unrealized mark-to-market gains on natural gas derivatives in 2010 compared to 2009 and higher depreciation and amortization associated with revaluing acquired assets, partially offset by lower realized natural gas costs. Phosphate segment cost of sales averaged $335 per ton in 2010 compared to $317 per ton in the prior year, an increase of 6%, due primarily to higher raw material and purchased product costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $43.2 million to $106.1 million in 2010 from $62.9 million in 2009 due primarily to the acquisition of Terra.

Restructuring and Integration Costs

        Restructuring and integration costs consist of $21.6 million incurred during the last three quarters of 2010 to integrate the operations of Terra and CF Industries. A summary of our restructuring actions and associated charges is included in Note 15 to our consolidated financial statements.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in 2010 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas, both of which were acquired as part of the Terra acquisition.

Other Operating—Net

        Net other operating expenses increased $70.0 million to $166.7 million in 2010 compared to $96.7 million in 2009. This increase was due primarily to $150.4 million of costs associated with our acquisition of Terra, including a $123.0 million termination fee paid to Yara International ASA, the cost of responding to Agrium's proposed acquisition of CF Holdings, and Peru project development costs.

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

CF INDUSTRIES HOLDINGS, INC.

Income Taxes

        Our income tax provision for the year ended December 31, 2010 was $273.7 million compared to $246.0 million for 2009. The effective tax rate for 2010 based on the reported tax provision of $273.7 million and reported pre-tax income of $687.7 million was 39.8%. This compares to 35.4% in the prior year. The effective tax rate for 2010 based on pre-tax income exclusive of the noncontrolling interest was 45.9%. This compares to 40.2% in the prior year. The increase in the effective tax rate based on pre-tax income exclusive of noncontrolling interest resulted primarily from an increase in non-deductible costs associated with our acquisition of Terra and Peru project development activities. See Note 13 to our consolidated financial statements for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes for 2010 consists of our share of the operating results of unconsolidated joint venture interests in Keytrade and GrowHow, which was acquired as part of the Terra acquisition.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During the last three quarters of 2010, the TNCLP minimum quarterly distribution was met which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year Ended December 31,
	2011	2010	2009	2011 v. 2010		2010 v. 2009
	(in millions, except as noted)
Net sales	$5,012.1	$3,187.5	$1,839.3	$1,824.6	57.2%	$1,348.2	73.3%
Cost of sales	2,448.9	2,160.8	1,055.1	288.1	13.3%	1,105.7	104.8%

Gross margin	$2,563.2	$1,026.7	$784.2	$1,536.5	149.7%	$242.5	30.9%
Gross margin percentage	51.1%	32.2%	42.6%
Tons of product sold (000s)	13,002	11,461	5,851	1,541	13.4%	5,610	95.9%
Sales volume by product (000s)
Ammonia	2,668	2,809	1,083	(141)	(5.0)%	1,726	159.4%
Granular urea	2,600	2,602	2,604	(2)	(0.1)%	(2)	(0.1)%
UAN	6,241	4,843	2,112	1,398	28.9%	2,731	129.3%
AN	953	788	—	165	20.9%	788	N/M
Other nitrogen products	540	419	52	121	28.9%	367	N/M
Average selling price per ton by product
Ammonia	$586	$402	$514	$184	45.8%	$(112)	(21.8)%
Granular urea	411	299	302	112	37.5%	(3)	(1.0)%
UAN	319	205	232	114	55.6%	(27)	(11.6)%
AN	260	209	—	51	24.4%	209	N/M
Cost of natural gas (per MMBtu)(1)	$4.28	$4.47	$4.84	$(0.19)	(4.3)%	$(0.37)	(7.6)%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$3.99	$4.37	$3.92	$(0.38)	(8.7)%	$0.45	11.5%
Depreciation and amortization	$316.3	$229.2	$59.0	$87.1	38.0%	$170.20	N/M
Capital expenditures	$177.0	$204.9	$165.2	$(27.9)	(13.6)%	$39.70	24.0%
Production volume by product (000s)
Ammonia(2)	7,244	6,110	3,098	1,134	18.6%	3,012	97.2%
Granular urea	2,588	2,488	2,350	100	4.0%	138	5.9%
UAN (32%)	6,349	4,626	2,023	1,723	37.2%	2,603	128.7%
AN	1,062	783	—	279	35.6%	783	N/M

N/M—Not Meaningful

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Nitrogen segment net sales increased $1.8 billion, or 57%, to $5.0 billion in 2011 compared to $3.2 billion in 2010 due primarily to higher average nitrogen fertilizer selling prices and UAN and AN sales volume, partially offset by lower ammonia sales volume. Average nitrogen fertilizer

CF INDUSTRIES HOLDINGS, INC.

selling prices increased to $385 per ton in 2011 from $278 per ton in 2010, with increases across all products. Strong demand for the spring application season due to an increase in planted acres, depleted supplies available at both the producer and customer level due to strong demand, global supply constraints and expectations that 2012 planted acres will remain at historically high levels resulted in higher average selling prices. Nitrogen fertilizer sales volume in 2011 increased 1.5 million tons from 2010 due primarily to higher UAN and AN sales volumes, partially offset by lower ammonia sales volume. UAN sales volume increased significantly during 2011 compared to 2010 due primarily to the acquisition of Terra and the increased supply available from the Woodward, Oklahoma UAN plant expansion. The increased UAN production capacity allowed us to meet increased demand for UAN resulting from favorable spring application conditions and customers replenishing depleted downstream inventories after the strong spring application season. The increase in AN sales in 2011 from the prior year is due to the inclusion of a full year of AN sales in 2011 as the production capacity for this product was obtained in the Terra acquisition. The 2011 decrease in ammonia sales is due primarily to the additional ammonia required to support the production from the UAN plant expansion at Woodward.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $188 per ton in 2011 compared to $189 per ton in 2010. Lower realized natural gas costs in 2011 were offset by unrealized mark-to-market losses on natural gas derivatives. We recognized a $77.3 million unrealized mark-to-market loss in 2011 compared to a net $9.6 million unrealized mark-to-market gain in 2010.

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

	Year Ended December 31,
	2011	2010	2009	2011 v. 2010		2010 v. 2009
	(in millions, except as noted)
Net sales	$1,085.8	$777.5	$769.1	$308.3	39.7%	$8.4	1.1%
Cost of sales	753.4	624.7	713.9	128.7	20.6%	(89.2)	(12.5)%

Gross margin	$332.4	$152.8	$55.2	$179.6	117.5%	$97.6	176.8%
Gross margin percentage	30.6%	19.7%	7.2%
Tons of product sold (000s)	1,922	1,867	2,249	55	2.9%	(382)	(17.0)%
Sales volume by product (000s)
DAP	1,468	1,412	1,736	56	4.0%	(324)	(18.7)%
MAP	454	455	349	(1)	(0.2)%	106	30.4%
Potash	—	—	164	—	N/M	(164)	N/M
Domestic vs. export sales (000s)
Domestic	1,197	1,259	1,274	(62)	(4.9)%	(15)	(1.2)%
Export	725	608	975	117	19.2%	(367)	(37.6)%
Average selling price per ton by product
DAP	$565	$413	$321	$152	36.8%	$92	28.7%
MAP	565	426	348	139	32.6%	78	22.4%
Potash	—	—	548	—	N/M	(548)	N/M
Depreciation, depletion and amortization	$50.7	$48.6	$39.7	$2.1	4.3%	$8.9	22.4%
Capital expenditures	$52.0	$52.6	$70.2	$(0.6)	(1.1)%	$(17.6)	(25.1)%
Production volume by product (000s)
Phosphate rock	3,504	3,343	3,088	161	4.8%	255	8.3%
Sulfuric acid	2,633	2,419	2,322	214	8.8%	97	4.2%
Phosphoric acid as P2O5(1)	1,005	906	918	99	10.9%	(12)	(1.3)%
DAP/MAP	1,997	1,799	1,830	198	11.0%	(31)	(1.7)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

N/M—Not Meaningful

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Phosphate segment net sales increased $308.3 million to $1.1 billion in 2011 from $777.5 million in 2010 due to higher average phosphate fertilizer selling prices and sales volume. Average phosphate fertilizer selling prices for 2011 increased by 36% compared to the prior year, resulting from supply constraints in the international market and strong domestic demand for the spring application season. Our total volume of phosphate fertilizer sales increased 3% to 1.9 million tons in 2011 due primarily to increased planted corn acres, favorable farm-level economics during the spring application season and increased export sales in the fourth quarter of 2011 in response to weakness in the domestic market.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Phosphate fertilizers cost of sales averaged $392 per ton in 2011 compared to $335 per ton in the prior year. The 17% increase was due primarily to higher raw material costs for sulfur and ammonia.

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

Cash Balances

        As of December 31, 2011 and 2010, we had cash and cash equivalents of $1.2 billion and $797.7 million, respectively. We also had short-term investments of $3.1 million as of December 31, 2010. As of December 31, 2011 and 2010, we had a current liability attributable to customer advances of $257.2 million and $431.5 million, respectively, associated with forward sales commitments.

Share Repurchase Program

        On August 4, 2011, our Board of Directors authorized a program to repurchase our common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise through December 31, 2013. We repurchased approximately 6.5 million shares under this program at an aggregate cost of $1.0 billion.

Investments in Auction Rate Securities

        As of December 31, 2011, our investments in auction rate securities were reported at their fair value of $70.9 million, after reflecting a $4.7 million unrealized holding loss against a par value of

CF INDUSTRIES HOLDINGS, INC.

$75.6 million. At December 31, 2010, our investments in auction rate securities totaled $102.8 million, after reflecting a $7.6 million unrealized holding loss against a par value of $110.4 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, we do not consider our auction rate securities to be liquid investments. We are not able to access these funds until such time as auctions for the securities succeed once again, buyers are found outside the auction process, or the securities are redeemed by the issuers. During 2011, $34.8 million of auction rate securities were redeemed at par value. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process.

        We determined the fair value of these investments at December 31, 2011 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 5 to our consolidated financial statements for additional information regarding our investments in auction rate securities.

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

        We believe ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of auctions or otherwise. We do not believe the ongoing market liquidity issues regarding these securities present any operating liquidity issues for us. We believe our cash, cash equivalents, operating cash flow, and credit available under our credit facility are adequate to fund our cash requirements for the foreseeable future.

Debt

        As of December 31, 2011, we had $1.6 billion of outstanding senior notes and $13.0 million of Terra 7% senior notes due 2017 (2017 Notes). As of December 31, 2010, we had $346.0 million of borrowings outstanding under our senior secured term loan facility (term loan facility), $1.6 billion of outstanding senior notes, and $13.0 million of 2017 Notes. During the first quarter of 2011, we repaid the remaining $346.0 million outstanding under the term loan facility using cash generated from operations. Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.8 million as of December 31, 2011 compared to $4.9 million as of December 31, 2010. During 2011, the notes payable outstanding at December 31, 2010 were cancelled and reissued with a maturity date of December 31, 2013.

        We have a senior secured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of December 31, 2011 and December 31, 2010, $491.2 million and $482.9 million, respectively, was

CF INDUSTRIES HOLDINGS, INC.

available for borrowing under the revolving credit facility, reflecting $8.8 million and $17.1 million, respectively, of outstanding letters of credit and no outstanding borrowings thereunder.

        The credit agreement governing our revolving credit facility includes representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum leverage ratio, as well as other customary covenants. Our senior notes indentures also include certain covenants and events of default. As of December 31, 2011, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Note 25 to our consolidated financial statements for additional information regarding our outstanding indebtedness.

Acquisition of Terra Industries Inc.

        In April of 2010, we completed the acquisition of Terra through the merger of Composite Merger Corporation, our indirect wholly-owned subsidiary (Composite), with and into Terra pursuant to the Agreement and Plan of Merger dated as of March 12, 2010 among CF Holdings, Composite and Terra (the Merger Agreement). As a result of the merger, Terra became an indirect wholly-owned subsidiary of the CF Holdings. The acquisition of Terra has made us a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, and significantly increased our scale and capital market presence.

        Pursuant to the terms and conditions of the Merger Agreement, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock pursuant to an exchange offer and second-step merger (the Merger). CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882.0 million and paid an aggregate of $3.2 billion in cash, net of $0.5 billion cash acquired, for 100% of Terra's common stock.

        We funded the cash requirements of the acquisition with cash on hand, $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings. On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The proceeds of $1.1 billion, net of underwriting discounts and customary fees, were used to repay a portion of the senior secured bridge facility. On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under the senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility. In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17.0 million loss on the early extinguishment of that debt. See Note 25—Financing Agreements, for further information regarding these financing arrangements.

Capital Spending

        Capital expenditures of $247.2 million in 2011 were made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. The $10.9 million decrease in capital expenditures in 2011 as compared to 2010 is due primarily to the absence of spending in 2011 on the Woodward, Oklahoma UAN plant expansion, offset partially by an increase in routine capital projects. We expect to spend approximately $400.0 million on capital expenditures in 2012. The anticipated increase is due primarily to an increase in scheduled

CF INDUSTRIES HOLDINGS, INC.

turnarounds in 2012, higher spending on environmental, health and safety projects and the announced project to increase production and efficiency at our Donaldsonville nitrogen complex.

        Planned capital expenditures for 2012 are subject to change due to unanticipated increases in the cost, scope and completion time. For example, we may experience increases in labor and equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our operations.

Forward Sales

        We offer our customers the opportunity to purchase product on a forward basis including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally lock in a substantial portion of the margin on these future sales mainly by using natural gas derivative instruments and fixed price purchase contracts to hedge against price changes for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives and our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate manufacturing costs. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2011 and December 31, 2010, we had approximately $257.2 million and $431.5 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in both 2011 and 2010, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders as of December 31, 2011 may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

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

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2011, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $74.7 million. We had no cash collateral on deposit with counterparties for derivative contracts as of December 31, 2011.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are subject to financial assurance requirements. Pursuant to the Florida regulations governing financial assurance related to the closure and maintenance of phosphogypsum stack systems, we established an escrow account to meet such future obligations. Contributions to this escrow account, by rule, are earmarked to cover the closure, long-term maintenance, and monitoring costs for our phosphogypsum stacks, as well as any costs incurred to manage the water contained in the stack systems upon closure.

        In 2010, we entered into a consent decree (the Plant City Consent Decree) with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our Plant City, Florida phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires us to provide financial assurance with respect to our ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. In 2010, we established a trust for the benefit of the EPA and the FDEP and we deposited approximately $54.8 million into the trust. We also transferred approximately $26.9 million from our previously established escrow account described above. In 2011, we made an additional contribution of $50.4 million, and we expect to deposit approximately the same amount in 2012, at which point the trust will be fully funded. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust. At December 31, 2011 the balance in the trust was $132.2 million.

        Prior to the Plant City Consent Decree, our financial assurance requirements for the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations which would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires us to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may differ over

CF INDUSTRIES HOLDINGS, INC.

time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, monitoring, and water management costs for the phosphogypsum stack system at our closed Bartow, Florida phosphate fertilizer complex. We made annual contributions of $3.7 million and $7.5 million in 2010 and 2009, respectively, to this escrow account. No contribution was necessary in 2011. At December 31, 2011, the balance in this escrow account was $13.2 million.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack closure and land reclamation are determined and accounted for on an accrual basis as described in Note 12 to our consolidated financial statements. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

        Florida regulations require mining companies to demonstrate financial responsibility for reclamation, wetland and other surface water mitigation measures in advance of any mining activities. We will also be required to demonstrate financial responsibility for reclamation and for wetland and other surface water mitigation measures, if and when we are able to expand our Hardee mining activities to areas not currently permitted. The demonstration of financial responsibility by mining companies in Florida may be provided by passing a financial test or by establishing a trust fund agreement or escrow account. Based on these current regulations, we will have the option to demonstrate financial responsibility in Florida utilizing any of these methods.

Repatriation of Foreign Earnings and Income Taxes

        We have operations in Canada and interests in corporate joint ventures in the United Kingdom and the Republic of Trinidad and Tobago. The estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. are recognized as the amounts are earned, unless the earnings are considered to be indefinitely reinvested based upon our current plans. However, the payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurs at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings can occur in different periods. As of December 31, 2011, we have recorded a deferred tax liability of approximately $22.0 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of approximately $500.0 million of earnings by our non-U.S. subsidiaries and corporate joint ventures, which is considered not to be permanently reinvested at that date. The funding of these tax payments will be made with the cash repatriated from the foreign operations.

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

        We contributed approximately $23.8 million to our pension plans in the year ended December 31, 2011. We expect to contribute approximately $19.8 million to our pension plans in 2012.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net cash generated from operating activities in 2011 was $2.1 billion as compared to $1.2 billion in 2010. The $884.5 million increase in cash provided by operating activities was due primarily to improved net earnings in both the nitrogen and phosphate segments, partially offset by lower customer advances and an increase in cash invested in inventory and accounts receivable in 2011 compared to 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

        Net cash generated from operating activities in 2010 was $1,194.4 million as compared to $681.8 million in 2009. The $512.6 million increase in cash provided by operating activities was due primarily to the impact of the Terra acquisition, improved financial performance in both the nitrogen and phosphate segments and favorable working capital changes in the business in 2010 versus 2009. Although the net earnings declined marginally between 2009 and 2010, that decline was more than explained by higher depreciation and amortization and an unfavorable change in the unrealized mark-to-market adjustments on our natural gas derivatives, neither of which had any cash impact. During 2010, depreciation, depletion and amortization increased by $293.8 million due primarily to the acquisition and step-up in value of the acquired Terra assets, and unrealized mark-to-market gains in 2009 were not repeated in 2010 which reduced pretax earnings by $78.1 million as compared to 2009. The year-over-year favorable impact on cash flow from operations due to working capital changes was primarily attributable to an increase in customer deposits in 2010 versus a decline in 2009.

Investing Activities

Years Ended December 31, 2011, 2010 and 2009

        Net cash used in investing activities was $173.8 million in 2011 compared to $3.1 billion used in 2010. The cash used in investing activities in 2011 was primarily for capital expenditures, partially offset by $54.7 million in proceeds from the sale of property, plant and equipment and $37.9 million in sales and maturities of short term and auction rate securities. The proceeds from the sale of property, plant and equipment primarily relate to the sale of four dry product warehouses and a non-core transportation business. The $3.1 billion in cash used in investing activities in 2010 was due primarily to the net cash consideration of $3.2 billion for the acquisition of Terra, partially offset by $209.6 million of cash provided by net sales of short-term investments and redemptions of auction rate securities, and proceeds of $167.1 million from the sale of Terra Industries Inc. common stock prior to the acquisition of Terra, compared to $179.2 million of net purchases of Terra Industries Inc. common stock in 2009. Additions to property, plant and equipment accounted for $247.2 million, $258.1 million, and $235.7 million of cash used in investing activities in 2011, 2010, and 2009, respectively. We made contributions of $50.4 million, $58.5 million, and $7.5 million in 2011, 2010 and 2009, respectively, to our asset retirement obligation trust and escrow accounts. The balance in these accounts is reported at fair value on our consolidated balance sheets.

Financing Activities

Years Ended December 31, 2011, 2010 and 2009

        Net cash used in financing activities was $1.5 billion in 2011 compared to net cash generated from financing activities of $2.0 billion in 2010. In 2011, $1.0 billion was used to repurchase our common stock and $346.0 million was used for the repayment of long-term debt. The $2.1 billion increase in

CF INDUSTRIES HOLDINGS, INC.

cash provided by financing activities in 2010 was due primarily to $5.2 billion of proceeds from the issuance of debt and $1.2 billion from the issuance of common stock in a public offering associated with our acquisition of Terra, partially offset by $4.0 billion of prepayments on our debt and $0.2 billion of financing fees. See the "Acquisition of Terra Industries Inc." section of this discussion and analysis for additional information. We paid distributions to our noncontrolling interests of $145.7 million, $117.0 million and $112.3 million in 2011, 2010 and 2009, respectively. Dividends paid on common stock were $68.7 million, $26.2 million, and $19.4 million in 2011, 2010 and 2009, respectively. During 2010, we also paid $20.0 million of dividends declared by Terra prior to the acquisition date.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2011:

	2012	2013	2014	2015	2016	After 2016	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,613.0	$1,613.0
Notes payable(2)	—	4.8	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	117.1	117.1	116.9	113.9	112.9	282.2	860.1
Other Obligations
Operating leases	71.0	49.2	32.3	22.3	19.7	51.2	245.7
Equipment purchases and plant improvements	100.0	25.1	0.9	—	—	—	126.0
Transportation(3)	87.8	29.0	17.1	15.5	16.0	146.5	311.9
Purchase obligations(4)(5)	393.5	269.4	163.5	162.7	160.4	318.2	1,467.7
Contributions to pension plans(6)	19.8	—	—	—	—	—	19.8

Total(7)	$789.2	$494.6	$330.7	$314.4	$309.0	$2,411.1	$4,649.0

(1)
Based on debt balances and interest rates as of December 31, 2011.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2011 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas valued based on prevailing market-based forward prices at December 31, 2011.

CF INDUSTRIES HOLDINGS, INC.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at December 31, 2011 is $159.0 million with a total remaining commitment of $1.1 billion. Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(6)
Represents the contributions we expect to make to our pension plans during 2012. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Excludes $75.3 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 13 to our consolidated financial statements for further discussion of these unrecognized tax benefits.

Other Long-Term Obligations

        As of December 31, 2011, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2012	2013	2014	2015	2016	After 2016	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations(1)(2)	$13.4	$10.3	$9.3	$8.0	$10.1	$636.4	$687.5
Environmental remediation liabilities	0.5	0.5	0.5	0.5	0.5	4.2	6.7

Total	$13.9	$10.8	$9.8	$8.5	$10.6	$640.6	$694.2

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $131.6 million as of December 31, 2011. Excludes any amounts we may be required to deposit into our escrow or trust accounts to meet our financial assurance funding requirements. See the discussion of our financial assurance requirements earlier in this section.

We also have unrecorded AROs at our nitrogen manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and closure of effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2011 dollars is approximately $47.0 million. We do not believe that there is a reasonable basis for currently estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any payments for these AROs. See Note 12 to our consolidated financial statements for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in escrow and trust accounts established to cover costs associated with closure of our phosphogypsum stack systems if necessary. These accounts will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2016 are detailed in the following table.

CF INDUSTRIES HOLDINGS, INC.

        The following table details the undiscounted, inflation-adjusted estimated payments after 2016 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2017 - 19	2020 - 29	2030 - 39	2040 - 49	2050 - 59	After 2059	Total
	(in millions)
Asset retirement obligations	$17.9	$59.1	$224.6	$71.7	$57.8	$205.3	$636.4

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer, and terminal leases. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from one to four years. We also have terminal and warehouse storage agreements at several of our distribution locations, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. GAAP requires that we select policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.

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

CF INDUSTRIES HOLDINGS, INC.

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

Fixed Cost Write-Off

        Fixed costs are considered a part of normal product manufacturing costs and included in inventory value, provided that production from a specific plant is greater than 60% of that plant's total capacity. If production volumes fall below 60% of capacity during the month, the related overhead and other fixed costs are expensed in the period as incurred.

CF INDUSTRIES HOLDINGS, INC.

Asset Retirement Obligations (ARO) and Environmental Remediation Liabilities

        AROs are legal obligations associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes, land reclamation activities at our Hardee, Florida phosphate rock mine and the cessation of operations at all of our facilities. If the cost of closure can be reasonably estimated, AROs are recognized in the period in which the related assets are put into service. We are required to recognize an ARO for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations at active facilities related to closure, reclamation and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over the estimated useful life. In the case of reclamation, the asset is depreciated over the period the mining occurs, which in some cases, may be after initial recognition of the liability. The aggregate carrying value of all of our AROs was $131.6 million as of December 31, 2011 and $119.8 million as of December 31, 2010. The increase in the aggregate carrying value of these AROs is due to normal accretion expense and recognizing changes in estimates, offset by cash expenditures on AROs.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $6.7 million as of December 31, 2011 and $9.1 million as of December 31, 2010.

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

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2011 dollars is $47.0 million. We have not recorded a liability for these conditional AROs at December 31, 2011 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

CF INDUSTRIES HOLDINGS, INC.

Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in unconsolidated subsidiaries in accordance with GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products and the availability and costs of key raw materials could significantly affect the results of our review.

        The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired. We review the carrying value of our investments in unconsolidated subsidiaries annually to determine if there is a loss in value of the investment. We determine the fair value of the investment using an income approach valuation method. If the sum of the expected future discounted net cash flows is less than the carrying value, an impairment loss is recognized immediately.

        Goodwill is evaluated in the fourth quarter for impairment at the reporting unit level, in our case the nitrogen and phosphate segments. There is a two step impairment test. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized immediately to the extent the carrying value exceeds its implied fair value. We use an income based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. No goodwill impairment was identified in our 2011 or 2010 reviews. As of December 31, 2011 and 2010, we had $2.1 billion of goodwill, resulting mainly from the Terra acquisition.

Fair Value Measurements

        We have classified our investments in auction rate securities as those measured using significant unobservable inputs (Level 3 securities) under the provisions of the current rules for assessing fair value. See the "Liquidity and Capital Resources" section of this discussion and analysis for detailed information concerning the critical accounting estimates involved in valuing and classifying these investments. No other assets or liabilities are classified as Level 3 items on our consolidated balance sheet as of December 31, 2011. See Note 5 to our consolidated financial statements for additional information concerning fair value measurements.

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

CF INDUSTRIES HOLDINGS, INC.

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

        A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and corporate joint ventures which is considered to not be permanently reinvested. No deferred income taxes have been recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures which we believe to be indefinitely reinvested.

        As a large commercial enterprise with international operations, our income tax expense and our effective tax rate may change from period to period due to many factors. The most significant of these factors are changes in tax legislation, changes in the geographic mix of earnings, the tax characteristics of our income, the ability to realize certain foreign tax credits and net operating losses, and the portion of the income of our foreign subsidiaries and corporate joint ventures that is expected to be remitted to the U.S. and be taxable. It is reasonably likely that these items will impact income tax expense, net income and liquidity in future periods.

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be non-exempt cooperative for federal income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of the pre-IPO net operating loss carryforwards (NOLs). Under the NOL Agreement, if it is finally determined that the NOLs can be utilized to offset applicable post-IPO taxable income, we will pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. See Note 13 to our consolidated financial statements for additional information concerning the utilization of NOLs.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $763.3 million at December 31, 2011, which was $109.9 million higher than pension plan assets. The December 31, 2011 PBO was computed based on a weighted average discount rate of 4.6%, which was based on yields for high-quality (Aa rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $52.5 million higher or $47.2 million lower, respectively, than the amount previously discussed. The weighted average discount rate used to calculate pension expense in 2011 was 5.4%. If the discount rate used to compute 2011 pension expense decreased or increased by 50 basis points, the expense would have been approximately $2.6 million higher or $2.0 million lower,

CF INDUSTRIES HOLDINGS, INC.

respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 6.1% weighted average expected long-term rate of return on assets is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2011 would have been $2.8 million lower or higher, respectively. See Note 7 to our consolidated financial statements for further discussion of our pension plans.

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

Stock-Based Compensation

        Costs associated with stock-based compensation are recognized in our consolidated statements of operations at the grant date fair value of all stock-based awards over the service period. The fair value of nonqualified stock options granted is estimated on the date of the grant using the Black-Scholes option valuation model. Key assumptions used in the Black-Scholes option valuation model include expected volatility and expected term. The weighted-average expected volatility used to value the stock options granted in 2011 was 53%. If the expected volatility was 2% higher or lower, the fair value of the stock options would have been approximately 3% higher or lower, respectively. The expected term of the stock options granted in 2011 was five years. If the expected term was six months longer or shorter, the fair value of the stock options would have been approximately 4% higher or lower, respectively.

        We accrue the cost of stock-based awards on the straight-line method over the applicable vesting period. As a result, total compensation cost recognized for 2011 on a pre-tax basis was $9.9 million. As of December 31, 2011, on a pre-tax basis there was approximately $10.8 million and $5.9 million of total unrecognized compensation cost related to nonqualified options and restricted stock which is expected to be recognized over a weighted-average period of 2.1 and 2.0 years, respectively. See Note 30 to our consolidated financial statements for further discussion of stock-based compensation.

Consolidation

        We consolidate all entities that we control by ownership of a majority interest as well as variable interest entities for which we are the primary beneficiary. Our judgment in determining whether we are the primary beneficiary of the variable interest entities includes: assessing our level of involvement in setting up the entity; determining whether the activities of the entity are substantially conducted on our behalf; determining whether we provide more than half the subordinated financial support to the entity; and determining whether we direct the activities that most significantly impact the entity's economic performance and absorb the majority of the entity's expected losses or returns.

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

CF INDUSTRIES HOLDINGS, INC.

        We eliminate from our consolidated financial results all significant intercompany transactions.

Recent Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Discussion of Seasonality Impacts on Operations

        Our sales of fertilizers to agricultural customers are typically seasonal in nature. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in commodity prices, the valuation of our investments, interest rates and foreign currency exchange rates.

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

        We account for derivatives under ASC 815—Derivatives and Hedging. Under this section, derivatives are recognized on the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of December 31, 2011 and December 31, 2010, we had open derivative contracts for 156.3 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the year ended December 31, 2011, we used derivatives to cover approximately 66% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $156.3 million.

CF INDUSTRIES HOLDINGS, INC.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. There can be no guarantee that significant increases in input prices can always be recovered through increases in selling prices. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also may, from time to time, purchase ammonia, urea, UAN, DAP and MAP to augment or replace production at our facilities.

Investments in Auction Rate Securities

        As of December 31, 2011, we had $70.9 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5 to the consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, both in this Form 10-K.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at December 31, 2011 was $4.7 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $70.9 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.2 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $0.8 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of December 31, 2011, we had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. In addition, we had $13.0 million of the Terra 7% senior notes due 2017 outstanding. The fair value of our long-term debt at December 31, 2011 was approximately $1.9 billion. Our senior secured revolving credit facility bears a current market rate of interest and we are subject to interest rate risk on borrowings under the facility. However, as of December 31, 2011, there were no borrowings under the facility.

Foreign Currency Exchange Rates

        We are directly exposed to changes in the value of the Canadian dollar, the British pound and the Swiss franc. At the present time, we do not maintain any exchange rate derivatives or hedges related to foreign currencies.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2012

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Net sales	$6,097.9	$3,965.0	$2,608.4
Cost of sales	3,202.3	2,785.5	1,769.0

Gross margin	2,895.6	1,179.5	839.4

Selling, general and administrative expenses	130.0	106.1	62.9
Restructuring and integration costs	4.4	21.6	—
Other operating—net	20.9	166.7	96.7

Total other operating costs and expenses	155.3	294.4	159.6
Equity in earnings of operating affiliates	50.2	10.6	—

Operating earnings	2,790.5	895.7	679.8
Interest expense	147.2	221.3	1.5
Interest income	(1.7)	(1.5)	(4.5)
Loss on extinguishment of debt	—	17.0	—
Other non-operating—net	(0.6)	(28.8)	(12.8)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	2,645.6	687.7	695.6
Income tax provision	926.5	273.7	246.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	41.9	26.7	(1.1)

Net earnings	1,761.0	440.7	448.5
Less: Net earnings attributable to the noncontrolling interest	221.8	91.5	82.9

Net earnings attributable to common stockholders	$1,539.2	$349.2	$365.6

Net earnings per share attributable to common stockholders
Basic	$22.18	$5.40	$7.54

Diluted	$21.98	$5.34	$7.42

Weighted average common shares outstanding
Basic	69.4	64.7	48.5

Diluted	70.0	65.4	49.2

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010	2009
	(in millions)
Net earnings	$1,761.0	$440.7	$448.5
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(7.6)	24.2	7.3
Unrealized gain (loss) on securities—net of taxes	1.9	(14.6)	23.7
Defined benefit plans—net of taxes	(40.9)	(18.3)	4.3

	(46.6)	(8.7)	35.3

Comprehensive income	1,714.4	432.0	483.8
Less: Comprehensive income attributable to the noncontrolling interest	221.2	92.9	86.2

Comprehensive income attributable to common stockholders	$1,493.2	$339.1	$397.6

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,207.0	$797.7
Short-term investments	—	3.1
Accounts receivable—net	269.4	238.9
Inventories—net	304.2	270.3
Other	18.0	31.4

Total current assets	1,798.6	1,341.4
Property, plant and equipment, net	3,736.0	3,942.3
Asset retirement obligation funds	145.4	95.0
Investments in and advances to affiliates	928.6	977.1
Investments in auction rate securities	70.9	102.8
Goodwill	2,064.5	2,064.5
Other assets	230.5	230.9

Total assets	$8,974.5	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$327.7	$323.2
Income taxes payable	128.5	62.2
Customer advances	257.2	431.5
Notes payable	—	4.9
Deferred income taxes	90.1	38.6
Distributions payable to noncontrolling interest	149.7	78.0
Other	78.0	10.2

Total current liabilities	1,031.2	948.6

Notes payable	4.8	—
Long-term debt	1,613.0	1,954.1
Deferred income taxes	956.8	1,074.7
Other noncurrent liabilities	435.8	343.2
Contingencies (Note 32)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2011—71,935,838 shares issued and 2010—71,267,185 shares issued and outstanding	0.7	0.7
Paid-in capital	2,804.8	2,732.2
Retained earnings	2,841.0	1,370.8
Treasury stock—at cost, 2011—6,515,251 shares and 2010—0 shares	(1,000.2)	—
Accumulated other comprehensive loss	(99.3)	(53.3)

Total stockholders' equity	4,547.0	4,050.4
Noncontrolling interest	385.9	383.0

Total equity	4,932.9	4,433.4

Total liabilities and equity	$8,974.5	$8,754.0

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2008	$0.5	$—	$709.4	$703.4	$(75.2)	$1,338.1	$12.6	$1,350.7
Net earnings	—	—	—	365.6	—	365.6	82.9	448.5
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	4.0	4.0	3.3	7.3
Unrealized (loss) on securities—net of taxes	—	—	—	—	23.7	23.7	—	23.7
Defined benefit plans—net of taxes	—	—	—	—	4.3	4.3	—	4.3

Comprehensive income						397.6	86.2	483.8

Acquisition of treasury stock under employee stock plans	—	(1.8)	—	—	—	(1.8)	—	(1.8)
Issuance of $0.01 par value common stock under employee stock plans		1.8	2.9	(1.5)		3.2		3.2
Stock-based compensation expense	—	—	6.6	—	—	6.6	—	6.6
Excess tax benefit from stock-based compensation	—	—	4.6	—	—	4.6	—	4.6
Cash dividends ($0.40 per share)	—	—	—	(19.4)	—	(19.4)	—	(19.4)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(92.1)	(92.1)
Effect of exchange rates changes	—	—	—	—	—	—	9.3	9.3

Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	—	349.2	—	349.2	91.5	440.7
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	22.8	22.8	1.4	24.2
Unrealized gain on securities—net of taxes	—	—	—	—	(14.6)	(14.6)	—	(14.6)
Defined benefit plans—net of taxes	—	—	—	—	(18.3)	(18.3)	—	(18.3)

Comprehensive income						339.1	92.9	432.0

Acquisition of Terra Industries Inc.	—	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	—	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with equity offering, net of costs of $41.4 million	0.1	—	1,108.5	—	—	1,108.6	—	1,108.6
Acquisition of treasury stock under employee stock plans	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Issuance of $0.01 par value common stock under employee stock plans	—	0.7	4.6	(0.3)	—	5.0	—	5.0
Stock-based compensation expense	—	—	7.9	—	—	7.9	—	7.9
Excess tax benefit from stock-based compensation	—	—	5.8	—	—	5.8	—	5.8
Cash dividends ($0.40 per share)	—	—	—	(26.2)	—	(26.2)	—	(26.2)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(101.1)	(101.1)
Effect of exchange rates changes	—	—	—	—	—	—	2.2	2.2

Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	1,539.2	—	1,539.2	221.8	1,761.0
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(7.0)	(7.0)	(0.6)	(7.6)
Unrealized (loss) on securities—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Defined benefit plans—net of taxes	—	—	—	—	(40.9)	(40.9)	—	(40.9)

Comprehensive income						1,493.2	221.2	1,714.4

Purchases of treasury stock	—	(1,000.2)	—	—	—	(1,000.2)	—	(1,000.2)
Acquisition of treasury stock under employee stock plans	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Issuance of $0.01 par value common stock under employee stock plans	—	0.4	15.5	(0.3)	—	15.6	—	15.6
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	47.2	—	—	47.2	—	47.2
Cash dividends ($1.00 per share)	—	—	—	(68.7)		(68.7)	—	(68.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(213.9)	(213.9)
Effect of exchange rates changes	—	—	—	—	—	—	(4.4)	(4.4)

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(in millions)
Operating Activities:
Net earnings	$1,761.0	$440.7	$448.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	416.2	394.8	101.0
Deferred income taxes	(32.9)	88.6	45.7
Stock compensation expense	10.6	8.3	6.6
Excess tax benefit from stock-based compensation	(47.2)	(5.8)	(4.6)
Unrealized loss (gain) on derivatives	77.3	(9.4)	(87.5)
Inventory valuation allowance	—	—	(57.0)
Loss on extinguishment of debt	—	17.0	—
Gain on sale of marketable equity securities	—	(28.3)	(11.9)
Loss on disposal of property, plant and equipment and non-core assets	8.8	11.0	0.7
Undistributed (earnings) loss of affiliates—net of taxes	(13.5)	(49.9)	1.1
Changes in (net of effects of acquisition):
Accounts receivable	(35.5)	70.6	21.3
Margin deposits	1.4	(5.1)	11.4
Inventories	(38.5)	79.8	440.3
Accrued income taxes	101.6	95.7	2.2
Accounts payable and accrued expenses	5.2	(71.3)	(39.2)
Customer advances	(174.3)	166.4	(188.3)
Other—net	38.7	(8.7)	(8.5)

Net cash provided by operating activities	2,078.9	1,194.4	681.8

Investing Activities:
Additions to property, plant and equipment	(247.2)	(258.1)	(235.7)
Proceeds from sale of property, plant and equipment	54.7	16.5	9.3
Purchases of short-term and auction rate securities	—	(28.6)	(304.9)
Sales and maturities of short-term and auction rate securities	37.9	238.2	180.4
Purchases of marketable equity securities	—	—	(247.2)
Sale of marketable equity securities	—	167.1	68.0
Return of capital from marketable equity securities	—	—	52.4
Deposits to asset retirement obligation funds	(50.4)	(58.5)	(7.5)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,177.8)	—
Other—net	31.2	31.0	(2.5)

Net cash used in investing activities	(173.8)	(3,070.2)	(487.7)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—
Payments of long-term debt	(346.0)	(4,008.7)	—
Financing fees	(1.5)	(209.1)	—
Dividends paid on common stock	(68.7)	(26.2)	(19.4)
Dividends paid to former Terra stockholders	—	(20.0)	—
Distributions to noncontrolling interest	(145.7)	(117.0)	(112.3)
Issuance of common stock	—	1,150.0	—
Issuances of common stock under employee stock plans	15.5	5.0	3.2
Purchase of treasury stock	(1,000.2)	—	—
Excess tax benefit from stock-based compensation	47.2	5.8	4.6

Net cash (used in) provided by financing activities	(1,499.4)	1,977.0	(123.9)

Effect of exchange rate changes on cash and cash equivalents	3.6	(0.6)	1.9

Increase in cash and cash equivalents	409.3	100.6	72.1
Cash and cash equivalents at beginning of period	797.7	697.1	625.0

Cash and cash equivalents at end of period	$1,207.0	$797.7	$697.1

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our principal products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

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

        Our principal assets include:

  •
  five nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America), Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi and Woodward, Oklahoma;

  •
  a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

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

CF INDUSTRIES HOLDINGS, INC.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. (CF Holdings) and its subsidiaries, including CF Industries, Inc. (CF) except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

2.     Summary of Significant Accounting Policies

Consolidation and Noncontrolling Interest

        The consolidated financial statements of CF Holdings include the accounts of CF, all majority-owned subsidiaries and variable interest entities in which CF Holdings or a subsidiary is the primary beneficiary. All intercompany transactions and balances have been eliminated.

        CFL is a variable interest entity that is consolidated in the financial statements of CF Holdings. CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF and Viterra Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. Viterra's 34% interest in the distributed and undistributed earnings of CFL is included in noncontrolling interest reported in the consolidated statement of operations. The interests of Viterra and the holders of 17% of CFL's common shares are included in noncontrolling interest reported on the consolidated balance sheet.

        TNCLP is a master limited partnership that is consolidated in the financial statements of CF Holdings. TNCLP owns the nitrogen manufacturing facility in Verdigris, Oklahoma. Through the acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. Partnership interests in TNCLP are traded on the NYSE. As a result, TNCLP files separate financial reports with the Securities Exchange Commission (SEC). The outside investors' limited partnership interests in the partnership are included in noncontrolling interest in the consolidated financial statements. This noncontrolling interest represents the noncontrolling unitholders' interest in the partners' capital of TNCLP.

Revenue Recognition

        The basic criteria necessary for revenue recognition are: 1) evidence that a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller's price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales (when title transfers to the customer) regardless of when the customer advances are received.

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

        We also hold auction rate securities (ARS), which are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process. Because the traditional auction process has failed since early 2008, these securities are illiquid and we are not able to access the funds until such time as an auction for these securities is successful, buyers are found outside the auction process, or the securities are redeemed by the issuer. As a result of continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify our ARS as noncurrent assets on our consolidated balance sheets. We intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that these securities will need to be sold prior to their recovery in value. Therefore, we expect to recover our cost basis in the investments. As a result, the unrealized holding loss on the ARS is classified as a temporary impairment and is reported in other comprehensive income.

        Also included in our investments are a trust fund and an escrow account that we utilize as a means of complying with regulations and a consent decree pertaining to financial assurance requirements for certain asset retirement obligations (AROs) in Florida. These ARO funds are carried at fair value as noncurrent assets on the consolidated balance sheet. Contributions to the ARO funds are reported in the consolidated statements of cash flow as investing activities.

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

Inventories

        Fertilizer inventories are reported at the lower of cost or net realizable value with cost determined on a first-in, first-out or average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs. Net realizable value is reviewed monthly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.

CF INDUSTRIES HOLDINGS, INC.

Investments in and Advances to Unconsolidated Affiliates

        The equity method of accounting is used for investments in affiliates that we do not consolidate, but over which we exercise significant influence. Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor, respectively. Losses in the value of an investment in an unconsolidated affiliate, which are other than temporary, are recognized when the current fair value of the investment is less than its carrying value. Equity in earnings of unconsolidated affiliates is reported net of our income tax expense. Investments in and advances to unconsolidated affiliates is included in the Other segment in our segment disclosures.

        Our equity method investments for which the results are included in operating earnings consist of: (1) 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. Our share of the net earnings from these investments is reported as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our supply chain and sales activities in the nitrogen segment.

        Our non-operating equity method investments consist of: (1) 50% ownership in Keytrade, a fertilizer trading company headquartered near Zurich, Switzerland and (2) a 50% ownership in GrowHow, which operates nitrogen production facilities in the United Kingdom. Our share of the net earnings of these investments is not reported in earnings from operations since these operations do not provide us with additional capacity, nor are these operations integrated within our supply chain. Advances to unconsolidated affiliates are loans made to Keytrade and are classified as held-to-maturity debt securities and are reported at amortized cost.

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

        We periodically review the depreciable lives assigned to production facilities and related assets, as well as estimated production capacities used to develop units-of-production (UOP) depreciation expense, and we change the estimates to reflect the results of those reviews.

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at the Company's continuous process manufacturing facilities are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround

CF INDUSTRIES HOLDINGS, INC.

costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 20—Property, Plant and Equipment—Net.

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

        Intangible assets identified with our acquisition of Terra consist of customer relationships and trademarks, which are being amortized over amortization periods of 18 years and 10 years, respectively. Our intangible assets are presented in noncurrent other assets on the consolidated balance sheet.

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

        A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and corporate joint ventures which is considered to not be permanently reinvested. No deferred income taxes have been recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures which we believe to be indefinitely reinvested.

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea and UAN. In accordance with the Natural Gas Acquisition Policy, we manage the risk of changes in natural gas prices through the use of physical gas supply contracts and derivative financial instruments. The derivative instruments currently used are swaps. These contracts reference primarily NYMEX futures contract prices, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. We do not use derivatives for trading purposes and are not a party to any leveraged derivatives.

        Derivatives are recognized on the consolidated balance sheet at fair value and changes in fair value are recognized in earnings immediately in cost of sales, as we do not apply hedge accounting. The fair values of derivative instruments and related cash collateral are reported on a gross basis rather than on a net basis. For additional information, see Note 28—Derivative Financial Instruments.

Asset Retirement Obligations

        Asset Retirement Obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information, see Note 12—Asset Retirement Obligations.

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

        We also have unrecorded AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities, that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and closure of effluent ponds. A liability has not been recorded for these conditional AROs because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value.

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

Litigation

        From time to time, the Company is subject to ordinary, routine legal proceedings related to the usual conduct of its business. The Company also is involved in proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of its various plants and facilities. Accruals for such contingencies are recorded to the extent management concludes their occurrence is probable and the financial impact of an adverse outcome is reasonably estimable. Legal fees are recognized as incurred and are not included in accruals for contingencies. Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. In making determinations of likely outcomes of litigation matters, many factors are considered. These factors include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. If the assessment of various factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Foreign Currency Translation

        Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within stockholders' equity. Results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature are reported in other comprehensive income.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In July 2010, the FASB issued a standard to modify the disclosures that an entity provides about the credit quality of its receivables and the related allowance for credit losses (ASU No. 2010-20). The standard requires an entity to provide more information about the nature of credit risk inherent in the entity's portfolio of financing receivables, how the risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. As a result, both new and previous disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. This standard is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not impact our consolidated financial statements.

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

        In April 2010, the FASB issued a standard that pertains to stock compensation (ASU No. 2010-13) that clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted this standard as of January 1, 2011. The adoption of this standard did not impact our consolidated financial statements.

Recently Issued Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's stockholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and

CF INDUSTRIES HOLDINGS, INC.

(4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. In December 2011, the FASB deferred the new requirement to present the reclassification components of other comprehensive income to the statement of operations by issuing ASU No. 2011-12. A new effective date for this requirement has not been issued. The remaining components of the original ASU No. 2011-05 are effective for interim and annual reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

        In September 2011, the FASB issued a standard to simplify the process for determining goodwill impairment (ASU No. 2011-08). This standard gives an entity the option, as a first step, to assess qualitative factors in determining whether a two-step quantitative goodwill impairment test must be performed. If an assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step test is deemed unnecessary. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have a significant impact our consolidated financial statements.

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments and the effect these arrangements have on the entity's financial position. This standard is effective for annual reporting periods beginning on or after January 1, 2013. We have not determined the impact of this standard on our consolidated financial statements.

4.     Noncontrolling Interest

Canadian Fertilizers Limited (CFL)

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

        CFL's net sales were $709.6 million, $454.0 million and $429.2 million, for 2011, 2010, and 2009, respectively. CFL's assets and liabilities at December 31, 2011 were $528.5 million and $479.5 million, respectively, and at December 31, 2010 were $314.0 million and $263.8 million, respectively.

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

        Under the product purchase agreements, both CF Industries, Inc. and Viterra pay the greater of operating cost or market price for purchases. The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Viterra annually based on their respective quantities of product purchased from CFL. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends. While general creditors of CFL do not have direct recourse to the general credit of CF Industries, Inc., the product purchase agreement does require CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its debts as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat's production. A similar obligation also exists for Viterra. CF Industries, Inc. and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries, Inc. is the primary beneficiary of CFL as CF Industries, Inc. directs the activities that most significantly impact CFL's economic performance and receives at least 66% of the economic risks and rewards of CFL.

        In accordance with CFL's governing agreements, CFL's earnings are available for distribution to its members based on approval by CFL's shareholders. A portion of the amounts reported as noncontrolling interest in the consolidated statements of operations represent Viterra's 34% interest in the distributed and undistributed earnings of CFL, while a portion of the amounts reported as noncontrolling interest on our consolidated balance sheets represent the interests of Viterra and the holders of 17% of CFL's common shares.

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

        TNCLP makes cash distributions to the general and limited partners based upon formulas defined within its Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for

CF INDUSTRIES HOLDINGS, INC.

future operating and capital needs) established as the general partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact available cash, as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce available cash, while declines in the amount of cash invested in working capital increase available cash. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In each of the applicable quarters of 2011 and 2010, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partnership interest in excess of the threshold levels for the year ended December 31, 2011 and 2010, were $214.2 million and $49.0 million, respectively.

        At December 31, 2011, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2011			2010			2009
	CFL	TNCLP	Total	CFL	TNCLP	Total	CFL
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$365.6	$383.0	$16.0	$—	$16.0	$12.6
Terra acquistion	—	—	—	—	373.0	373.0	—
Earnings attributable to noncontrolling interest	154.0	67.8	221.8	75.8	15.7	91.5	82.9
Declaration of distributions payable	(149.7)	(64.2)	(213.9)	(78.0)	(23.1)	(101.1)	(92.1)
Effect of exchange rate changes	(5.0)	—	(5.0)	3.6	—	3.6	12.6

Ending balance	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0	$16.0

Distributions payable to noncontrolling interest:
Beginning balance	$78.0	$—	$78.0	$92.1	$—	$92.1	$106.0
Declaration of distributions payable	149.7	64.2	213.9	78.0	23.1	101.1	92.1
Distributions to noncontrolling interest	(81.5)	(64.2)	(145.7)	(93.9)	(23.1)	(117.0)	(112.3)
Effect of exchange rate changes	3.5	—	3.5	1.8	—	1.8	6.3

Ending balance	$149.7	$—	$149.7	$78.0	$—	$78.0	$92.1

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	December 31, 2011				December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
				(in millions)
Cash	$99.8	$—	$—	$99.8	$49.5	$—	$—	$49.5
U.S. federal government obligations	515.0	—	—	515.0	711.1	—	—	711.1
Other debt securities	592.2	—	—	592.2	37.1	—	—	37.1

Total cash and cash equivalents	$1,207.0	$—	$—	$1,207.0	$797.7	$—	$—	$797.7
Short-term investments	—	—	—	—	3.1	—	—	3.1
Investments in auction rate securities	75.6	—	(4.7)	70.9	110.4	—	(7.6)	102.8
Asset retirement obligation funds	145.4	—	—	145.4	95.0	—	—	95.0
Nonqualified employee benefit trusts	20.3	—	(0.1)	20.2	21.2	—	(0.3)	20.9

        Under our short-term investment policy, we may invest our cash balances, either directly or through money market funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the Federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at December 31, 2011 and 2010 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,207.0	$1,207.0	$—	$—
Unrealized gains on natural gas derivatives	0.5	—	0.5	—
Asset retirement obligation funds	145.4	145.4	—	—
Investments in auction rate securities	70.9	—	—	70.9
Nonqualified employee benefit trusts	20.2	20.2	—	—

Total assets at fair value	$1,444.0	$1,372.6	$0.5	$70.9

Unrealized losses on natural gas derivatives	$74.7	$—	$74.7	$—

Total liabilities at fair value	$74.7	$—	$74.7	$—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$797.7	$797.7	—	$—
Available-for-sale short-term investments	3.1	$3.1	—	—
Unrealized gains on natural gas derivatives	6.6	—	6.6	—
Asset retirement obligation funds	95.0	95.0	—	—
Investments in auction rate securities	102.8	—	—	102.8
Nonqualified employee benefit trust	20.9	20.9	—	—

Total assets at fair value	$1,026.1	$916.7	$6.6	$102.8

Unrealized losses on natural gas derivatives	$3.5	$—	$3.5	$—

Total liabilities at fair value	$3.5	$—	$3.5	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At December 31, 2011 and 2010, our cash and cash equivalents consisted primarily of money market mutual funds that invest in U.S. government obligations and other investment-grade sercurities.

Available-for-Sale Short-term Investments

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

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain asset retirement obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a Consent Decree entered in 2010 with the U.S. EPA and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 12—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost bases.

CF INDUSTRIES HOLDINGS, INC.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as an auction for these securities is successful, buyers are found outside the auction process, and/or the securities are redeemed by the issuer. During 2011, $34.8 million of our ARS were redeemed at par value.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 36 years. As of December 31, 2011, the carrying values by range of maturity are as follows:

(in millions)
10 years up to 20 years	$4.8
20 years up to 30 years	47.2
30 years up to 40 years	18.9

$70.9

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

Investments in Auction Rate Securities
(in millions)
Fair value, January 1, 2011	$102.8
Sales and redemptions	(34.8)
Unrealized loss included in other comprehensive income	2.9

Fair value, December 31, 2011	$70.9

6.     Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Earnings available to common stockholders:
Net earnings attributable to common stockholders	$1,539.2	$349.2	$365.6

Basic earnings per common share:
Weighted average common shares outstanding	69.4	64.7	48.5

Net earnings attributable to common stockholders	$22.18	$5.40	$7.54

Diluted earnings per common share:
Weighted average common shares outstanding	69.4	64.7	48.5
Dilutive common shares:
Stock options	0.6	0.7	0.7

Diluted weighted average shares outstanding	70.0	65.4	49.2

Net earnings attributable to common stockholders	$21.98	$5.34	$7.42

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, the effect of anti-dilutive stock options was insignificant.

7.     Pension and Other Postretirement Benefits

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

CF INDUSTRIES HOLDINGS, INC.

        Plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheet for our U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2011	2010	2011	2010
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$596.4	$233.5	$—	$—
Acquisition of Terra plans	—	306.2	—	—
Return on plan assets	66.1	65.7	—	—
Funding contributions	23.8	12.9	—	—
Benefit payments	(30.5)	(23.7)	—	—
Foreign currency translation	(2.4)	1.8	—	—

Fair value of plan assets December 31	653.4	596.4	—	—

Change in benefit obligation
Benefit obligation at January 1	(681.2)	(276.0)	(83.8)	(42.4)
Acquisition of Terra plans	—	(323.4)	—	(26.8)
Service cost	(11.3)	(9.7)	(2.7)	(2.1)
Interest cost	(35.8)	(30.9)	(4.3)	(3.4)
Benefit payments	30.5	23.7	4.4	3.2
Foreign currency translation	2.6	(2.3)	0.1	(0.1)
Change in assumptions and other	(68.1)	(62.6)	(6.5)	(12.2)

Benefit obligation at December 31	(763.3)	(681.2)	(92.8)	(83.8)

Funded status as of year end	$(109.9)	$(84.8)	$(92.8)	$(83.8)

        In the table above, the line titled "Change in assumptions and other" reflects the impact of changes in discount rates and other assumptions such as rates of retirement and mortality.

        Amounts recognized on the consolidated balance sheet consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2011	2010	2011	2010
Other noncurrent asset	$4.1	$1.2	$—	$—
Accrued expenses	—	—	(4.7)	(4.5)
Other noncurrent liability	(114.0)	(86.0)	(88.1)	(79.3)

	$(109.9)	$(84.8)	$(92.8)	$(83.8)

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)
Transition obligation	$—	$—	$0.3	$0.7
Prior service cost	0.2	0.3	0.4	0.1
Net actuarial loss	126.9	96.7	24.2	18.9

	$127.1	$97.0	$24.9	$19.7

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2011	2010	2009	2011	2010	2009
			(in millions)
Service cost for benefits earned during the period	$11.3	$9.7	$6.3	$2.7	$2.1	$1.8
Interest cost on projected benefit obligation	35.8	30.9	16.0	4.3	3.4	2.5
Expected return on plan assets	(35.1)	(31.4)	(16.0)	—	—	—
Amortization of transition obligation	—	—	—	0.4	0.4	0.3
Amortization of prior service cost	0.1	0.2	0.1	—	—	—
Amortization of actuarial loss	6.0	3.3	1.4	0.9	0.2	0.3

Net periodic benefit cost	18.1	12.7	7.8	8.3	6.1	4.9

Net actuarial (gain) loss	36.1	28.6	(6.6)	6.2	12.1	1.8
Prior service cost	—	—	—	0.4	—	—
Amortization of transition obligation	—	—	—	(0.4)	(0.3)	(0.3)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of actuarial loss	(6.0)	(3.3)	(1.4)	(1.0)	(0.2)	(0.3)

Total recognized in accumulated other comprehensive loss	30.0	25.2	(8.1)	5.2	11.6	1.2

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$48.1	$37.9	$(0.3)	$13.5	$17.7	$6.1

        Amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Plans	Retiree Medical
	(in millions)
Net transition obligation	$—	$0.3
Prior service cost	0.1	0.1
Net actuarial loss	10.4	1.2

CF INDUSTRIES HOLDINGS, INC.

        Presented below is information by pension plan regarding the benefit obligation, fair value of plan assets, net periodic benefit cost, and funding contributions:

	CF U.S. Plan	Terra U.S. Plan	CF Canadian Plan	Terra Canadian Plan	Consolidated
	(in millions)
2011
As of year-end
Fair value of plan assets	$262.6	$286.7	$37.8	$66.3	$653.4
Benefit obligation	(333.0)	(324.7)	(43.4)	(62.2)	(763.3)
Accumulated benefit obligation	(289.0)	(312.2)	(34.8)	(59.7)	(695.7)
For the year
Net periodic benefit cost	12.8	2.5	2.5	0.3	18.1
Funding contributions	8.7	3.3	9.0	2.8	23.8
2010
As of year-end
Fair value of plan assets	$233.7	$268.0	$31.7	$63.0	$596.4
Benefit obligation	(287.3)	(291.8)	(40.3)	(61.8)	(681.2)
Accumulated benefit obligation	(248.7)	(279.7)	(32.9)	(57.6)	(618.9)
For the year
Net periodic benefit cost	8.6	1.3	1.9	0.9	12.7
Funding contributions	8.5	—	3.0	1.4	12.9

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our consolidated pension funding contributions for 2012 are estimated to be approximately $19.8 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        The expected future pension and retiree medical benefit payments are as follows:

	Pension Benefit	Retiree Medical
	(in millions)
2012	$33.5	$4.7
2013	35.5	5.2
2014	37.4	5.7
2015	39.2	6.2
2016	41.3	6.6
5 years thereafter	238.2	36.4

        The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2011	2010	2009	2011	2010	2009
Weighted average discount rate—obligation	4.6%	5.4%	6.2%	4.3%	5.1%	5.8%
Weighted average discount rate—expense	5.4%	6.0%	6.6%	5.1%	5.6%	6.5%
Weighted average rate of increase in future compensation	4.0%	4.2%	5.0%	n/a	n/a	n/a
Weighted average expected long-term rate of return on assets—expense	6.1%	6.6%	7.0%	n/a	n/a	n/a

CF INDUSTRIES HOLDINGS, INC.

        The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (Aa rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation.

        The expected long-term rate of return on assets is based on analyses of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2012, our weighted average expected long-term rate of return on assets is 5.7%.

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2011 is 8.5% grading down to 5.0% in 2018 and thereafter. At December 31, 2010, the trend rate was 9.0%, grading down to 5.0% in 2018 and thereafter. A one-percentage point change in the assumed health care cost trend rate at December 31, 2011 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2011	13%	(11)%
Benefit obligation at December 31, 2011	11%	(9)%

        The objectives of the investment policies governing the pension plans are to administer the assets of the plans for the benefit of the participants in compliance with all laws and regulations, and to establish an asset mix that provides for diversification and considers the risk of various different asset classes with the purpose of generating favorable investment returns. The investment policies consider circumstances such as participant demographics, time horizon to retirement and liquidity needs, and provide guidelines for asset allocation, planning horizon, general portfolio issues and investment manager evaluation criteria. The investment strategies for the plans, including target asset allocations and investment vehicles, are subject to change within the guidelines of the policies.

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

CF INDUSTRIES HOLDINGS, INC.

        The fair values of our U.S. and Canadian pension plan assets at December 31, 2011 and December 31, 2010, by major asset class are as follows:

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$13.5	$13.5	$—	$—
Equity mutual funds
Index equity(2)	103.8	103.8	—	—
Pooled equity(3)	36.2	—	36.2	—
Fixed income
U.S. Treasury bonds and notes(4)	13.2	13.2	—	—
Mutual funds(5)	103.6	—	103.6	—
Corporate bonds and notes(6)	330.5	—	330.5	—
Government and agency securities(7)	60.7	—	60.7	—
Other(8)	2.8	—	2.8	—

Total assets at fair value	$664.3	$130.5	$533.8	$—

Accruals and payables—net	(10.9)

Total assets	$653.4

	December 31, 2010
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$19.7	$19.7	$—	$—
Equity mutual funds
Index equity(2)	124.8	124.8	—	—
Pooled equity(3)	35.1	—	35.1	—
Fixed income
U.S. Treasury bonds and notes(4)	7.0	7.0	—	—
Mutual funds(5)	192.7	134.0	58.7	—
Corporate bonds and notes(6)	167.8	—	167.8	—
Government and agency securities(7)	63.2	15.6	47.6	—
Other(8)	7.5	—	7.5	—

Total assets at fair value	$617.8	$301.1	$316.7	$—

Accruals and payables—net	(21.4)

Total assets	$596.4

(1)
Cash and cash equivalents are primarily short-term money market funds and are classified as Level 1 assets.

(2)
The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active

CF INDUSTRIES HOLDINGS, INC.

  market, which represent the net asset values of the shares held by the plan and are classified as Level 1 investments.

(3)
The pooled equity funds consist of actively managed pooled funds that invest in common stock and other equity securities that are traded on U.S., Canadian and foreign markets. These funds are valued using net asset values (NAV) as determined by the fund manager, which are based on the value of the underlying net assets of the fund. Although the NAV is not based on quoted market prices in an active market, it is based on observable market data and therefore the funds are categorized as Level 2 investments.

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

(8)
Other includes primarily asset-backed securities and certain zero coupon bonds which are valued through pricing models of reputable third party sources based on market data and are classified as Level 2 investments.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $11.8 million, $12.7 million, and $10.9 million to the plans in 2011, 2010 and 2009, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $2.0 million and $19.3 million at December 31, 2011 and $2.4 million and $17.1 million at December 31, 2010, respectively. We recognized expense for these plans of $1.6 million, $1.5 million and $1.3 million in 2011, 2010 and 2009, respectively.

        We maintain incentive compensation plans that cover virtually all employees. The aggregate awards under the plans are based on predetermined targets and can include both financial and operating performance measures. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense for these plans of $26.2 million, $16.5 million and $5.0 million in 2011, 2010 and 2009, respectively.

CF INDUSTRIES HOLDINGS, INC.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Loss on property, plant and equipment and non-core assets—net	$7.5	$11.6	$0.7
Business combination costs	—	144.6	53.4
Peru project development costs	1.2	5.8	35.9
Bartow costs	8.1	6.5	2.6
Other	4.1	(1.8)	4.1

	$20.9	$166.7	$96.7

        In 2011, we recorded a non-cash impairment charge of $34.8 million related to the methanol plant at our Woodward, Oklahoma nitrogen complex. The Woodward complex was acquired in the Terra acquisition and could produce nitrogen fertilizers and methanol. Based on a strategic review that was completed in the third quarter of 2011, the Woodward complex will focus on fertilizer production. As a result, management approved the permanent shutdown and removal of the methanol plant, and we recognized the impairment charge. The expense is included in the first line of the table above.

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK, Inc. (GROWMARK) and realized a pre-tax gain of $32.5 million, which is also included in the first line in the table above. For further information on the sale of dry product warehouses, see Note 34—Related Party Transactions.

        Business combination costs include expenses associated with the Terra acquisition, including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. For additional discussion of the Terra acquisition, see Note 14—Terra Acquisition.

        Bartow costs consist of provisions for AROs and site maintenance costs at our closed phosphate fertilizer facility in Bartow, Florida. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack system, and water treatment costs. For additional information on our AROs, see Note 12—Asset Retirement Obligations.

9.     Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Interest on borrowings	$113.9	$114.8	$0.1
Fees on financing agreements	40.3	114.2	1.2
Interest capitalized and other	(7.0)	(7.7)	0.2

	$147.2	$221.3	$1.5

        The fees on financing agreements for the year ended December 31, 2011, includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of the remaining balance of the senior secured term loan. The fees on financing agreements for the year ended December 31, 2010, includes $85.9 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan. Refer to Note 25—Financing Agreements, for additional information.

CF INDUSTRIES HOLDINGS, INC.

10.   Interest Income

        Details of interest income are as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Interest on cash, cash equivalents and investments	$(1.5)	$(1.3)	$(2.7)
Finance charges and other	(0.2)	(0.2)	(1.8)

	$(1.7)	$(1.5)	$(4.5)

11.   Other Non-Operating—Net

	Year ended December 31,
	2011	2010	2009
	(in millions)
Gain on sale of marketable equity securities	$—	$(28.3)	$(11.9)
Dividend income and other	(0.6)	(0.5)	(0.9)

	$(0.6)	$(28.8)	$(12.8)

        In January 2010, we sold approximately 5.0 million shares of Terra common stock and realized a pre-tax gain of $28.3 million. In December 2009, we sold 2.0 million shares of Terra common stock and realized a pre-tax gain of $11.9 million. These investments in and subsequent dispositions of Terra common shares were made prior to our acquisition of Terra in April of 2010.

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

	Phosphogypsum Stack System Costs	Mine Reclamation Costs	Other AROs	Total
		(in millions)
Obligation at December 31, 2008	$52.8	$41.8	$6.1	$100.7
Accretion expense	3.9	3.2	0.4	7.5
Liabilities incurred	—	1.7	—	1.7
Expenditures	(4.4)	(1.5)	(0.1)	(6.0)
Change in estimate	(0.8)	0.9	(0.3)	(0.2)

Obligation at December 31, 2009	51.5	46.1	6.1	103.7
Accretion expense	3.9	4.5	0.3	8.7
Liabilities incurred	—	1.0	—	1.0
Expenditures	(5.5)	(3.2)	—	(8.7)
Change in estimate	2.2	12.9	—	15.1

Obligation at December 31, 2010	52.1	61.3	6.4	119.8
Accretion expense	3.9	5.1	0.4	9.4
Liabilities incurred	—	2.4	—	2.4
Expenditures	(2.8)	(2.7)	(0.5)	(6.0)
Change in estimate	1.7	1.5	2.8	6.0

Obligation at December 31, 2011	$54.9	$67.6	$9.1	$131.6

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines.

        Our liability for phosphogypsum stack system costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow cooling pond are estimated to occur through 2016. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2033 to 2037 time frame and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional AROs may be incurred in the future.

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

        The $15.1 million change in estimate in 2010 relates primarily to a change in the reclamation plan at our Hardee County, Florida phosphate rock mine that resulted from changes in cost, scope and timing of reclamation activities. Of this amount, $9.2 million was recorded as an increase in property, plant and equipment and $5.9 million was charged to earnings.

CF INDUSTRIES HOLDINGS, INC.

        The $6.0 million change in estimate in 2011 relates primarily to changes in the scope of closure activities of our Bartow phosphogypsum stack system and mine reclamation activities at our Hardee County Florida phosphate mine. Of this amount, $6.6 million was charged to earnings and an offsetting $0.6 million was recorded as a decrease in property, plant and equipment.

        Florida regulations require phosphate fertilizer companies to demonstrate financial assurance for the closure and maintenance of phosphogypsum stack systems, for mine reclamation activities, and for wetland and other surface water mitigation measures. As a means of complying with such regulations, we maintain an escrow account established for the benefit of the FDEP. In the first quarters of 2010 and 2009, we made annual contributions to this account of $3.7 million and $7.5 million, respectively. No contribution was necessary in 2011. At December 31, 2011, the balance in this escrow account was $13.2 million.

        In the third quarter of 2010, we entered into a Consent Decree with the EPA and the FDEP (the Plant City Consent Decree) with respect to our Plant City phosphate fertilizer complex and its compliance with the Resource Conservation and Recovery Act (RCRA). In addition to requirements to modify certain operating practices and undertake certain capital improvement projects, the Plant City Consent Decree requires the Company to provide financial assurance with respect to its ability to fund the closure, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack, as well as any costs incurred to manage the water contained in the stack system upon closure. As a result, in the fourth quarter of 2010, we established a trust for the benefit of the EPA and the FDEP, deposited $54.8 million into the trust and transferred $26.9 million from our previously established escrow account described above. In October 2011, we made an additional contribution of $50.4 million and we currently expect to deposit approximately the same amount in 2012, at which point the trust will be fully funded. Additional funding may be required in the future if increases in cost estimates exceed investment earnings in the trust. At December 31, 2011, the balance in the trust was $132.2 million.

        Prior to the Plant City Consent Decree, the Company's financial assurance requirements for the closure, water treatment, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations that would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires the Company to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, long-term maintenance, and monitoring costs for the phosphogypsum stack system at our closed Bartow phosphate complex.

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2011 dollars is $47.0 million. We have not recorded a liability for these conditional AROs at December 31, 2011 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

CF INDUSTRIES HOLDINGS, INC.

13.   Income Taxes

        The components of earnings before income taxes and equity in earnings (loss) of non-operating affiliates are as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$2,620.8	$677.3	$613.5
Non-U.S.	24.8	10.4	82.1

	$2,645.6	$687.7	$695.6

        The components of the income tax provision are as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Current
Federal	$811.4	$141.7	$171.6
Foreign	31.5	8.6	8.6
State	116.5	34.8	20.2

	959.4	185.1	200.4

Deferred
Federal	(63.0)	79.8	38.4
Foreign	(2.8)	(5.1)	(0.1)
State	32.9	13.9	7.3

	(32.9)	88.6	45.6

Income tax provision	$926.5	$273.7	$246.0

CF INDUSTRIES HOLDINGS, INC.

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	2011		2010		2009
	(in millions, except percentages)
Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	$2,645.6		$687.7		$695.6

Expected tax at U.S. statutory rate	925.9	35.0%	240.7	35.0%	243.5	35.0%
State income taxes, net of federal	88.6	3.3%	31.6	4.6%	17.8	2.6%
Net earnings attributable to the noncontrolling interest	(77.6)	(2.9)%	(32.0)	(4.7)%	(29.0)	(4.2)%
U.S. manufacturing profits deduction	(39.0)	(1.5)%	(10.7)	(1.6)%	(9.2)	(1.3)%
Difference in tax rates on foreign earnings	5.8	0.2%	(19.6)	(2.8)%	—	—
Depletion	(8.6)	(0.3)%	—	—	—	—
Non-deductible transaction costs	—	—	47.8	7.0%	10.9	1.6%
Valuation allowance	29.8	1.1%	12.0	1.7%	—	—
Non-deductible capital costs	0.6	—	2.0	0.3%	12.5	1.8%
Other	1.0	0.1%	1.9	0.3%	(0.5)	(0.1)%

Income tax at effective rate	$926.5	35.0%	$273.7	39.8%	$246.0	35.4%

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$94.9	$99.7
Other net operating loss carryforwards	54.9	39.6
Retirement and other employee benefits	106.6	84.2
Asset retirement obligations	25.3	22.6
Unrealized loss on hedging derivatives	22.9	—
Unrealized loss on investments	—	2.9
Other	54.1	45.4

	358.7	294.4
Valuation allowance	(162.8)	(139.3)

	195.9	155.1

Deferred tax liabilities
Depreciation and amortization	(1,009.1)	(1,068.6)
Foreign earnings	(25.8)	(49.2)
Deferred patronage from CFL	(111.6)	(52.8)
Depletable mineral properties	(50.2)	(47.6)
Unrealized gain on hedging derivatives	—	(1.3)
Other	(46.1)	(48.9)

	(1,242.8)	(1,268.4)

Net deferred tax liability	(1,046.9)	(1,113.3)
Less amount in current liabilities	(90.1)	(38.6)

Noncurrent asset (liability)	$(956.8)	$(1,074.7)

        As of December 31, 2011, the Company has approximately $800 million of indefinitely reinvested earnings related to its investment in its non-U.S. subsidiaries and corporate joint ventures, for which a deferred tax liability has not been recognized. If this investment is realized as the result of distributions or otherwise, the Company will be subject to additional U.S. and foreign income taxes. It is not practicable to estimate the amount of such taxes.

        Uncertain Tax Positions—the Company files federal, provincial, state and local income tax returns principally in the United States and Canada. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 2001 and thereafter and by Canadian tax jurisdictions for years 2003 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010
	(in millions)
Unrecognized tax benefits:
Beginning balance	$111.5	$89.1
Additions resulting from the Terra acquisition	—	17.4
Additions for tax positions taken during the current year	0.4	5.0
Additions for tax positions taken during prior years	30.1	—
Reductions related to settlements with tax jurisdictions	(4.9)	—

Ending balance	$137.1	$111.5

        Unrecognized tax benefits increased in 2011 by $30.1 million as the result of tax return positions taken in prior years. The Company also has unrecognized tax benefits as the result of the Terra acquisition in the amount of $17.4 million. Our effective tax rate would be affected by $47.5 million if these unrecognized tax benefits were to be recognized in the future. We believe that it is reasonably possible that the amounts of these unrecognized tax benefits may change significantly within the next twelve months as a result of reviews by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible change cannot be made.

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

        A portion of the pre-IPO NOL was realized in 2011 as the result of the completion of a federal examination of the Company's final tax year as a cooperative. As a result, our uncertain tax benefits decreased by $4.9 million. For the year ended December 31, 2010, we took tax return positions utilizing the remaining portion of the NOLs. As the result of these return positions, our unrecognized tax benefits increased by $4.5 million. The amount of the unrecognized tax benefits at December 31, 2011 related to realization of the NOLs which, if recognized, would affect our effective tax rate, is $24.2 million. The remainder of the unrecognized tax benefits, if received, will be payable to the pre-IPO owners under the NOL Agreement. We believe that it is reasonably possible that the amounts of unrecognized tax benefits related to the utilization of the NOLs may change significantly within the next twelve months as a result of the review of amended income tax returns by tax jurisdictions. An estimate of the amount, or range of amounts, of the possible decrease cannot be made.

        Valuation Allowance—a foreign subsidiary of the Company has net operating loss carryovers of $174.0 million that are indefinitely available in the foreign jurisdiction. As the future realization of these losses is not anticipated, a valuation allowance of $48.7 million has been recorded. Of this amount, $16.7 million and $12.0 million were recorded as valuation allowances for the years ended December 31, 2011 and 2010, respectively, and $20.0 million was recorded as the result of the Terra acquisition. A valuation allowance of $13.1 million was recorded in the year ended December 31, 2011 due to the uncertainty of the realization of certain deferred tax assets. The Company has other net operating losses in foreign and state tax jurisdictions for which realization is also not anticipated. A valuation allowance of $6.1 million was recorded as the result of the Terra acquisition for these net operating losses.

CF INDUSTRIES HOLDINGS, INC.

        Interest expense and penalties of $13.9 million and $3.1 million principally related to uncertain tax benefits were recognized for the years ended December 31, 2011 and 2010, respectively. No interest expense or penalties were recognized for the year ended December 31, 2009. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $25.0 million and $11.8 million are included in other noncurrent liabilities as of December 31, 2011 and 2010, respectively.

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. For Canadian income tax purposes, CFL is permitted to deduct an amount equal to the patronage dividends it distributes to its customers, provided that certain requirements are met. As a result, CFL records no income tax provision.

14.   Terra Acquisition

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
	(unaudited) (in millions, except per share amounts)
Net sales	$4,373.9	$4,189.8
Net earnings attributable to common stockholders	$553.9	$148.6
Net earnings per share attributable to common stockholders—diluted	$7.71	$2.07

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA (see Note 8—Other Operating—Net for further details) have been reflected as an adjustment in the pro forma results for the year ended December 31, 2009. The pro forma results do not include any synergies or other effects of the integration of Terra. Adjustments to conform certain accounting policies have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

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

CF INDUSTRIES HOLDINGS, INC.

adjustments as required by the accounting guidance for business combinations. No further adjustments have been made to the purchase price allocation since March 31, 2011.

	Initial Valuation	2010 Net Adjustments to Fair Value	December 31, 2010	2011 Net Adjustments to Fair Value	March 31, 2011
	(in millions)
Assets acquired and liabilities assumed
Current assets	$966.8	$—	$966.8	$—	$966.8
Property, plant and equipment, net	3,095.9	—	3,095.9	16.7	3,112.6
Investments in unconsolidated affiliates	921.5	(13.5)	908.0	—	908.0
Goodwill	2,095.5	(10.7)	2,084.8	(21.2)	2.063.6
Other assets	85.2	—	85.2	—	85.2

Total assets acquired	$7,164.9	$(24.2)	$7,140.7	$(4.5)	$7,136.2

Current liabilities	424.5	(34.3)	390.2	2.0	392.2
Long-term debt	740.5	—	740.5	—	740.5
Deferred tax liabilities—noncurrent	928.2	8.4	936.6	(6.5)	930.1
Other liabilities	95.2	1.7	96.9	—	96.9
Noncontrolling interests	373.2	—	373.2	—	373.2

Total liabilities and noncontrolling interests assumed	$2,561.6	$(24.2)	$2,537.4	$(4.5)	$2,532.9

Total net assets acquired	$4,603.3	$—	$4,603.3	$—	$4,603.3

15.   Restructuring and Integration Costs

        During the year ended December 31, 2011, we recorded $4.4 million of restructuring and integration costs related to our acquisition of Terra. The restructuring costs relate to employee termination benefits. The integration costs relate to our incremental costs, such as consulting and other professional fees, directly related to integrating Terra.

        Our restructuring and integration costs consist of the following:

	Year ended December 31,
	2011	2010
	(in millions)
Integration	$2.0	$14.7
Restructuring	2.4	6.9

Total	$4.4	$21.6

        In connection with the acquisition of Terra in 2010, our management approved a restructuring plan that involves the consolidation of our corporate headquarters, including the closure of our Sioux City, Iowa offices. The total cost recorded in connection with the plan was $9.3 million, which includes employee termination costs associated with the elimination of 105 positions. As of December 31, 2011, all of those employees had been notified that their positions have been or will be eliminated. We do not expect to incur any material costs in connection with our existing restructuring plan during 2012.

CF INDUSTRIES HOLDINGS, INC.

        The following table summarizes our restructuring reserve activity for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
	(in millions)
Reserve balance—beginning	$2.9	$—
Employee termination expense	2.4	6.9
Cash payments	(3.3)	(4.0)

Reserve balance—ending	$2.0	$2.9

16.   Accounts Receivable—Net

        Accounts receivable—net consist of the following:

	December 31,
	2011	2010
	(in millions)
Trade	$266.9	$236.2
Other	2.5	2.7

	$269.4	$238.9

        Trade accounts receivable includes amounts due from related parties. For additional information, see Note 34—Related Party Transactions and Note 19—Equity Method Investments. Trade accounts receivable is net of a $0.3 million allowance for doubtful accounts at December 31, 2011 and 2010. The activity during the periods presented was not significant.

17.   Inventories—Net

        Inventories—net consist of the following:

	December 31,
	2011	2010
	(in millions)
Fertilizer	$245.2	$207.5
Raw materials, spare parts and supplies	59.0	62.8

	$304.2	$270.3

CF INDUSTRIES HOLDINGS, INC.

18.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2011	2010
	(in millions)
Prepaid expenses	$11.9	$13.1
Unrealized gains on natural gas derivatives	0.5	6.6
Deposits	4.6	6.0
Assets held for sale	—	5.7
Product exchanges	1.0	—

	$18.0	$31.4

        Deposits represent primarily cash collateral on deposit with counterparties related to natural gas or derivative contracts. For additional information, see Note 28—Derivative Financial Instruments. In February 2011, we sold four dry product warehouses to GROWMARK. These assets were classified as held for sale at December 31, 2010. For additional information, see Note 34—Related Party Transactions.

        Other current liabilities consist of the following:

	December 31,
	2011	2010
	(in millions)
Unrealized losses on natural gas derivatives	$74.7	$3.5
Product exchanges	3.3	6.7

	$78.0	$10.2

19.   Equity Method Investments

        Equity method investments consist of the following:

	December 31,
	2011	2010
	(in millions)
Operating equity method investments	$413.1	$421.7
Non-operating equity method investments	515.5	555.4

Investments in and advances to affiliates	$928.6	$977.1

Operating Equity Method Investments

        Our equity method investments for which the results are included in operating earnings consist of: (1) a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago; and (2) a 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment.

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Condensed statement of operations information:
Net sales	$347.2	$172.6	$—

Net earnings	$117.5	$52.3	$—

Equity in earnings of operating affiliates	$50.2	$10.6	$—

	December 31,
	2011	2010
	(in millions)
Condensed balance sheet information:
Current assets	$126.6	$120.6
Noncurrent assets	147.2	147.4

Total assets	$273.8	$268.0

Current liabilities	$41.1	$33.0
Long-term liabilities	24.2	26.0
Equity	208.5	209.0

Total liabilities and equity	$273.8	$268.0

        The carrying value of these investments at December 31, 2011 was $413.1 million, which was $308.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. We purchased approximately $161.9 million and $92.1 million of ammonia from PLNL in 2011 and 2010, respectively.

        At December 31, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of operating equity method investments is insignificant.

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

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Condensed statement of operations information:
Net sales	$2,841.9	$1,698.8	$825.5

Net earnings	$117.4	$77.8	$2.3

Equity in earnings (loss) of non-operating affiliates	$41.9	$26.7	$(1.1)

	December 31,
	2011	2010
	(in millions)
Condensed balance sheet information:
Current assets	$504.2	$454.1
Noncurrent assets	293.4	280.5

Total assets	$797.6	$734.6

Current liabilities	$339.5	$374.6
Long-term liabilities	149.4	117.6
Equity	308.7	242.4

Total liabilities and equity	$797.6	$734.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At December 31, 2011 and 2010, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the twelve months ended December 31, 2011 and 2010, we recognized interest income on advances to Keytrade of $0.2 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at December 31, 2011 was $503.1 million, which exceeded our share of the affiliates' book value by $348.7 million. The excess is attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being amortized over periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At December 31, 2011, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $16.1 million.

CF INDUSTRIES HOLDINGS, INC.

20.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2011	2010
	(in millions)
Land	$60.3	$60.5
Mineral properties	200.7	200.7
Manufacturing plants and equipment	5,448.0	5,297.2
Distribution facilities and other	272.6	221.3
Construction in progress	201.9	315.1

	6,183.5	6,094.8
Less: Accumulated depreciation, depletion and amortization	2,447.5	2,152.5

	$3,736.0	$3,942.3

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Manufacturing plants and equipment." The following is a summary of plant turnaround activity for 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Net capitalized turnaround costs at beginning of the year	$66.8	$57.4	$40.6
Additions	16.2	34.4	41.8
Depreciation	(27.9)	(26.1)	(26.4)
Effect of exchange rate changes	(0.3)	1.1	1.4

Net capitalized turnaround costs at end of the year	$54.8	$66.8	$57.4

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

21.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at December 31, 2011 and 2010:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At December 31, 2011			At December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer Relationships	$50.0	$(4.9)	$45.1	$50.0	$(2.1)	$47.9
TerraCair Brand	10.0	(1.7)	8.3	10.0	(0.7)	9.3

Total intangible assets	$60.0	$(6.6)	$53.4	$60.0	$(2.8)	$57.2

        Amortization expense of our identifiable intangibles was $3.8 million and $2.8 million for 2011 and 2010, respectively.

        Total estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2012	$3.8
2013	3.8
2014	3.8
2015	3.8
2016	3.8

$19.0

CF INDUSTRIES HOLDINGS, INC.

22.   Other Assets

        Other assets consist of the following:

	December 31,
	2011	2010
	(in millions)
Deferred financing fees	$78.4	$76.5
Spare parts	74.5	69.3
Intangible assets—net	53.4	57.2
Nonqualified employee benefit trusts	19.8	20.6
Other	4.4	7.3

	$230.5	$230.9

        Deferred financing fees include amounts associated with our senior notes issued in connection with the Terra acquisition in 2010 and our credit agreement. See Note 14—Terra Acquisition and Note 25—Financing Agreements, for additional information. In 2011, we capitalized financing costs associated with the expansion of our Woodward, Oklahoma UAN facility.

        Our intangible assets are customer relationships and trademarks obtained as part of the Terra acquisition. See Note 21—Goodwill and Other Intangible Assets for additional information.

23.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
	(in millions)
Accounts payable	$99.5	$87.9
Accrued natural gas costs	73.9	100.6
Payroll and employee related costs	61.6	55.1
Accrued interest	20.0	20.7
Asset retirement obligations—current portion	13.8	8.1
Other	58.9	50.8

	$327.7	$323.2

        Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Accrued interest on debt includes interest payable on our outstanding financing issued as part of the Terra acquisition. For further details, see Note 14—Terra Acquisition and Note 25—Financing Agreements. Other includes accrued utilities, property taxes, sales incentives and other credits, maintenance and professional services.

24.   Customer Advances

        Customer advances represent cash received from customers following acceptance of orders under the Company's forward sales programs. Such advances typically represent a significant portion of the contract's sales value and are generally collected by the time the product is shipped, thereby reducing

CF INDUSTRIES HOLDINGS, INC.

or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers.

25.   Financing Agreements

        Long-term debt consisted of the following:

	December 31,
	2011	2010
	(in millions)
Term loan	$—	$341.1
Unsecured senior notes:
6.875% due 2018	800.0	800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	13.0	13.0

	$1,613.0	$1,954.1
Less: Current portion	—	—

Net long-term debt	$1,613.0	$1,954.1

Credit Agreement

        On April 5, 2010, the Company, as a guarantor, and CF Industries, as borrower, entered into a $2.3 billion senior Credit Agreement with certain lenders, including Morgan Stanley Senior Funding, Inc. (MSSF), and MSSF as agent for such lenders and as collateral agent (the Credit Agreement), which provided for multiple-draw term loans (Term Loans) of up to $2.0 billion (collectively, the Term Facility) through the date of the Merger (see Note 14—Terra Acquisition) and a revolving credit facility of up to $500 million (the Revolving Credit Facility). All loans outstanding under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate. The Credit Agreement initially was to expire on April 5, 2015 (see the Amendment discussed below).

        CF Industries borrowed approximately $1.9 billion in the form of Term Loans to finance, in part, the acquisition of Terra; to refinance certain indebtedness of Terra and its subsidiaries; and to pay fees and expenses in connection with the foregoing. In the second quarter of 2010, we repaid approximately $864.2 million of the Term Loan borrowings with proceeds from the issuance of the CF Industries senior notes described in this Note 25 under "Senior Notes due 2018 and 2020." In 2010, we also repaid an additional $650 million of the Term Loan borrowings and, in the first quarter of 2011, we repaid the remaining balance of the Term Loan, both with cash from operations.

        On August 3, 2011, we completed an amendment (the Amendment) to the Credit Agreement to accomplish the following: increase the amounts of indebtedness permitted to be incurred under certain secured and unsecured indebtedness baskets that are not to exceed a percentage of consolidated total assets and, in certain cases, are subject to compliance with a maximum leverage ratio; permit certain investments if the Company is in compliance with a minimum interest coverage ratio and a maximum leverage ratio; and increase the amounts available in certain dividend and other restricted payment baskets. In addition, the Amendment extended the maturity date of the Credit Agreement an additional year to 2016 and replaced the leverage-based pricing with corporate credit ratings based pricing for both the commitment fee and interest rate margin.

        Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At December 31, 2011, there was $491.2 million of available credit under the Revolving Credit Facility (net

CF INDUSTRIES HOLDINGS, INC.

of outstanding letters of credit), and there were no borrowings outstanding. The Credit Agreement requires that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio and includes other customary terms and conditions, including negative covenants and events of default.

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

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due 2018 (the 2018 Notes) and $800 million aggregate principal amount of 7.125% senior notes due 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes).

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

        The indentures governing the Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes of control involving the Company or CF Industries, they also require CF Industries to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

        The Notes are guaranteed by the Company and each of the Company's wholly-owned subsidiaries (other than CF Industries) that is a borrower or guarantor under the Credit Agreement. The guarantees are joint and several. The guarantees will be released with respect to a series of Notes upon satisfaction of the indenture requirements for legal defeasance with respect to the notes of such series or satisfaction and discharge of the indenture with respect to such series. In addition, the guarantee of a subsidiary guarantor will be automatically released with respect to a series of notes upon the release, discharge or termination of such guarantor's guarantee of the Credit Agreement.

        At December 31, 2011, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.

Terra Senior Notes

        In February 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In October 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At December 31, 2011, the carrying value of the 2017 Notes that remain outstanding was $13.0 million, which approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

Notes Payable

        From time to time, CFL receives advances from CF Industries and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2013 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates their fair value.

26.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments range from one to four years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one year to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

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

        Future minimum payments under noncancelable operating leases, including barge charters and storage agreements at December 31, 2011 are shown below.

Operating Lease Payments
(in millions)
2012	71.0
2013	49.2
2014	32.3
2015	22.3
2016	19.7
Thereafter	51.2

$245.7

        Total rent expense for cancelable and noncancelable operating leases was $81.0 million for 2011, $63.7 million for 2010 and $37.2 million for 2009.

CF INDUSTRIES HOLDINGS, INC.

27.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2011	2010
	(in millions)
Asset retirement obligations	$131.6	$119.8
Less: Current portion in accrued expenses	13.8	8.1

Noncurrent portion	117.8	111.7
Benefit plans and deferred compensation	230.4	189.9
Tax related liabilities	74.8	31.1
Environmental and related costs	4.6	6.5
Deferred rent	2.7	2.9
Other	5.5	1.1

	$435.8	$343.2

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 12—Asset Retirement Obligations). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 7—Pension and Other Postretirement Benefits). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating costs (see Note 8—Other Operating—Net).

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

        We report derivatives on our consolidated balance sheet at fair value with changes in fair value recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations is shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments, with resulting gains and losses recorded in cost of sales.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Realized losses	$(54.5)	$(53.2)	$(115.6)
Unrealized mark-to-market gains (losses)	(77.3)	9.6	87.5

Net derivative losses	$(131.8)	$(43.6)	$(28.1)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	December 31,
	2011	2010
	(in millions)
Unrealized gains in other current assets	$0.5	$6.6
Unrealized losses in other current liabilities	(74.7)	(3.5)

Net unrealized derivative gains (losses)	$(74.2)	$3.1

        As of December 31, 2011 and 2010, we had open derivative contracts for 156.3 million MMBtus and 51.8 million MMBtus, respectively, of natural gas. For the year ended December 31, 2011, we used derivatives to cover approximately 66% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At December 31, 2011, we had no cash collateral on deposit with counterparties for derivative contracts. At December 31, 2010, we had cash collateral of $2.6 million on deposit with derivative counterparties.

        As of December 31, 2011 and 2010, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $74.7 million and $0.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At December 31, 2011 and 2010, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $0.5 million and $6.4 million, respectively. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

CF INDUSTRIES HOLDINGS, INC.

29.   Stockholders' Equity

Common Stock

        On August 4, 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise through December 31, 2013. During the year ended December 31, 2011, we repurchased 6.5 million shares under the program for $1.0 billion.

        In April 2010, we issued approximately 9.5 million shares of common stock in connection with our acquisition of Terra. For additional information regarding the Terra acquisition, see Note 14—Terra Acquisition. Also in April 2010, we completed a public offering of approximately 12.9 million shares of common stock at a price of $89.00 per share resulting in net proceeds of $1.1 billion.

        Changes in common shares outstanding are as follows:

	Year ended December 31,
	2011	2010	2009
Beginning balance	71,267,185	48,569,985	48,391,584
Exercise of stock options	638,926	187,599	164,200
Issuance of restricted stock(a)	32,867	58,275	19,031
Forfeitures of restricted stock	(3,140)	(13,380)	(4,830)
Issuance for Terra acquisition	—	9,543,356	—
Issuance for equity offering	—	12,921,350	—
Purchase of treasury shares(b)	(6,515,849)	—	—

Ending balance	65,419,989	71,267,185	48,569,985

(a)
Consists of restricted shares issued, net of shares issued from treasury.

(b)
Includes treasury shares acquired through shares withheld to pay employee tax obligations upon the vesting of restricted stock.

Dividend and Share Repurchase Restrictions

        Our ability to pay dividends on our common stock or repurchase shares of our common stock is limited by restrictions contained in our Credit Agreement. Dividends and share repurchases are types of restricted payment that are subject to an annual limit certain investments including acquisitions, and restricted payments. However, these restrictions decline as cumulative retained cash flow, as defined in the agreement, exceeds certain thresholds.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)

        Stockholders' equity also includes accumulated other comprehensive income (loss), which consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2008	$(4.4)	$(14.0)	$(56.8)	$(75.2)
Unrealized loss	—	38.7	—	38.7
Reclassification to earnings	—	(0.2)	3.2	3.0
Gain arising during the period	—	—	3.9	3.9
Deferred taxes and other	4.0	(14.8)	(2.8)	(13.6)

Balance at December 31, 2009	(0.4)	9.7	(52.5)	(43.2)
Unrealized gain	—	(2.5)	—	(2.5)
Reclassification to earnings	—	(21.2)	6.6	(14.6)
Loss arising during the period	—	—	(35.5)	(35.5)
Deferred taxes and other	22.8	9.1	10.6	42.5

Balance at December 31, 2010	22.4	(4.9)	(70.8)	(53.3)
Unrealized loss	—	3.2	—	3.2
Reclassification to earnings	—	(0.2)	7.9	7.7
Loss arising during the period	—	—	(45.2)	(45.2)
Deferred taxes and other	(7.0)	(1.1)	(3.6)	(11.7)

Balance at December 31, 2011	$15.4	$(3.0)	$(111.7)	$(99.3)

        The $21.2 million unrealized gain on securities reclassified to earnings in 2010 pertains to the holding gain on our investment in marketable equity securities that was realized in the first quarter of 2010. For additional information, see Note 11—Other Non-Operating—Net.

        The $38.7 million unrealized gain on securities in 2009 consists primarily of a reduction in the unrealized loss on our auction rate securities during the period and a net unrealized holding gain on our investment in marketable equity securities. See Note 5—Fair Value Measurements, for additional information on our investments in auction rate securities and investment in marketable equity securities.

30.   Stock-Based Compensation

2009 Equity and Incentive Plan

        On April 21, 2009, our stockholders approved the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (the Plan), which replaced the CF Industries Holdings, Inc. 2005 Equity and Incentive Plan (the 2005 Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the Plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.

CF INDUSTRIES HOLDINGS, INC.

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under the 2005 Plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires for any reason or is settled in cash, any unissued shares subject to the award will again be available for issuance under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At December 31, 2011, we had 3.3 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

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

	2011	2010	2009
Assumptions:
Weighted-average expected volatility	53%	52%	54%
Expected term of stock options	4.7 Years	5-6 Years	4-5 Years
Risk-free interest rate	0.9%	1.5-2.0%	2.3-2.9%
Weighted-average expected dividend yield	1.1%	0.5%	0.5%
Weighted-average grant date fair value per share of options granted	$56.60	$35.04	$37.24

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

        A summary of stock option activity under the plan at December 31, 2011 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,737,062	$36.14
Granted	126,540	151.22
Exercised	(638,926)	24.27
Forfeited	(9,593)	89.30

Outstanding at December 31, 2011	1,215,083	53.95

Exercisable at December 31, 2011	909,552	35.49

CF INDUSTRIES HOLDINGS, INC.

        Selected amounts pertaining to stock option exercises are as follows:

	2011	2010	2009
	(in millions)
Cash received from stock option exercises	$15.5	$5.0	$3.2
Actual tax benefit realized from stock option exercises	$30.0	$6.2	$3.7
Pre-tax intrinsic value of stock options exercised	$79.4	$16.7	$9.8

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	632,170	3.9	$15.73	$81.7	632,170	3.9	$15.73	$81.7
$ 20.01 - $100.00	395,023	7.6	72.95	28.5	214,682	6.9	67.44	16.7
$100.01 - $170.57	187,890	8.6	142.59	1.2	62,700	6.6	125.33	1.2

	1,215,083	5.8	53.95	$111.4	909,552	4.8	35.49	$99.6

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $144.98 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock

        The fair value of a restricted stock award is equal to the numbers of shares awarded multiplied by the closing market price of our common stock on the date of grant. The restricted stock awarded to key employees vests three years from the date of grant. The restricted stock awarded to non-management members of our Board of Directors vests the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the restricted stock are entitled to dividends and voting rights.

        A summary of restricted stock activity under the plan at December 31, 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2011	109,602	$84.46
Granted	34,934	150.64
Restrictions lapsed (vested)	(28,825)	100.74
Forfeited	(3,140)	84.29

Outstanding at December 31, 2011	112,571	100.83

        The weighted-average grant date fair value per share of restricted stock granted in 2011, 2010 and 2009 was $150.64, $76.45 and $79.53, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Selected amounts pertaining to restricted stock that vested are as follows:

	2011	2010	2009
	(in millions)
Actual tax benefit realized from restricted stock vested	$1.7	$1.2	$2.0
Fair value of restricted stock vested	$4.4	$3.4	$7.1

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2011	2010	2009
	(in millions)
Stock-based compensation expense	$9.9	$7.9	$6.6
Income tax benefit	(3.7)	(2.9)	(2.4)

Stock-based compensation expense, net of income taxes	$6.2	$5.0	$4.2

        As of December 31, 2011, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $10.8 million for stock options, which will be recognized over a weighted average period of 2.1 years, and $5.9 million for restricted stock, which will be recognized over a weighted average period of 2.0 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2011, 2010 and 2009 totaled $47.2 million, $5.8 million and $4.6 million, respectively.

        In addition to the foregoing, we recognized stock-based compensation expense for TNCLP phantom units provided to non-employee directors of TNGP of $0.7 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

31.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Cash paid during the year for
Interest	$126.7	$276.2	$1.0
Income taxes—net of refunds	819.2	95.5	198.0

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

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company had an initial meeting with the EPA to discuss these alleged violations. This matter has been referred to the United States Department of Justice (DOJ). The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of EPCRA and CERCLA. The Company had an initial meeting with the EPA to discuss these alleged violations.

CF INDUSTRIES HOLDINGS, INC.

The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Depending on the developments discussed herein, federal or state numeric water quality criteria for lakes and inland flowing waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida.

        The federal criteria for lakes and inland flowing waters (excluding the criteria found arbitrary and capricious by the Court) will become effective in March 2012, subject to (i) the EPA's proposed delay in the effective date of the regulation (which may require the approval of the Court) and (ii) the development of numeric nutrient criteria by the State of Florida.

        Prior to the February 18, 2012 order, the EPA had proposed to stay the effective date of its criteria until June 4, 2012 due to the development of numeric nutrient criteria proposed by the State of Florida in December 2011. However, the Court's order stated that the Court must approve an extension of the effective date of the federal rule pursuant to the terms of the consent decree. The nitrogen and phosphorous criteria in the December 2011 rule proposed by the State of Florida are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups have filed a challenge to the proposed state rule with the Florida Division of Administrative Hearings, which will be reviewed by an administrative law judge in early 2012. If the state numeric criteria are promulgated and approved subsequently by the EPA, the state criteria would result in EPA withdrawing the federal numeric criteria.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The development of such criteria has been delayed. The EPA has announced its intention to issue proposed numeric nutrient criteria for these water bodies by March 2012 and a final rule by November 2012. It is unclear the extent to which the February 18, 2012 decision will impact this proposed rule. The numeric criteria proposed by the State of Florida, discussed above, include criteria for coastal and estuarine waters and if finally promulgated by the State and approved by the EPA, would also supplant federal standards for such water bodies.

        The numeric nutrient criteria regulation is not yet final. However, more stringent limits on wastewater discharge permits could increase our costs or limit our operations and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

CF INDUSTRIES HOLDINGS, INC.

Louisiana Environmental Matters

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

        In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1-hour standard through permanent and enforceable emissions reductions. EPA's approval of the Louisiana air program revision became effective on August 8, 2011. However, a recent decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on the Company's financial position, results of operations or cash flows.

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

Other

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental

CF INDUSTRIES HOLDINGS, INC.

cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we are alleged to have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner conducted a cleanup of the processing portion of the site pursuant to a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ). The current owner could bring a lawsuit against us seeking contribution to the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit will be brought. In 2011, we and the current owner received a notice from IDEQ that alleged that we and the current owner were potentially responsible parties for the cleanup of the mine portion of the site. IDEQ requested from each party an indication of its willingness to enter into negotiations for an investigation of the mine portion of the site. The current owner indicated a willingness to negotiate. While reserving all rights and not admitting liability, we also indicated a willingness to negotiate. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. However, based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2011, 2010 and 2009 are shown in the tables below. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, equity method investments and other investments.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2011
Net sales
Ammonia	$1,562.8	$—	$1,562.8
Urea	1,069.7	—	1,069.7
UAN	1,991.6	—	1,991.6
AN	247.5	—	247.5
DAP	—	829.1	829.1
MAP	—	256.7	256.7
Other	140.5	—	140.5

	5,012.1	1,085.8	6,097.9
Cost of sales	2,448.9	753.4	3,202.3

Gross margin	$2,563.2	$332.4	$2,895.6

Total other operating costs and expenses			155.3
Equity in earnings of operating affiliates			50.2

Operating earnings			$2,790.5

Year ended December 31, 2010
Net sales
Ammonia	$1,129.4	$—	$1,129.4
Urea	777.7	—	777.7
UAN	994.3	—	994.3
AN	164.7	—	164.7
DAP	—	583.3	583.3
MAP	—	194.2	194.2
Other	121.4	—	121.4

	3,187.5	777.5	3,965.0
Cost of sales	2,160.8	624.7	2,785.5

Gross margin	$1,026.7	$152.8	$1,179.5

Total other operating costs and expenses			294.4
Equity in earnings of operating affiliates			10.6

Operating earnings			$895.7

Year ended December 31, 2009
Net sales
Ammonia	$557.3	$—	$557.3
Urea	787.2	—	787.2
UAN	489.5	—	489.5
DAP	—	557.7	557.7
MAP	—	121.6	121.6
Potash	—	89.8	89.8
Other	5.3	—	5.3

	1,839.3	769.1	2,608.4
Cost of sales	1,055.1	713.9	1,769.0

Gross margin	$784.2	$55.2	$839.4

Total other operating costs and expenses			159.6
Equity in earnings of operating affiliates			—

Operating earnings			$679.8

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2011	$316.3	$50.7	$49.2	$416.2
Year ended December 31, 2010	229.2	48.6	117.0	394.8
Year ended December 31, 2009	59.0	39.7	2.3	101.0
Capital expenditures
Year ended December 31, 2011	$177.0	$52.0	$18.2	$247.2
Year ended December 31, 2010	204.9	52.6	0.6	258.1
Year ended December 31, 2009	165.2	70.2	0.3	235.7
Assets
December 31, 2011	$5,976.9	$696.4	$2,301.2	$8,974.5
December 31, 2010	6,143.0	618.3	1,992.7	8,754.0

        Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2011	2010	2009
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$5,175.9	$3,368.3	$2,029.7
Canada	492.1	309.6	261.9
Export	429.9	287.1	316.8

	$6,097.9	$3,965.0	$2,608.4

	December 31,
	2011	2010
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$3,144.0	$3,300.2
Canada	592.0	642.1

Consolidated	$3,736.0	$3,942.3

CF INDUSTRIES HOLDINGS, INC.

        Major customers that represent at least ten percent of our consolidated revenues are presented below:

	Year ended December 31,
	2011	2010	2009
		(in millions)
Sales by major customer
CHS Inc.	$609.2	$425.5	$572.5
GROWMARK, Inc.	474.2	259.8	233.8
KEYTRADE AG(1)	396.2	263.8	304.2
Gavilon Fertilizer LLC	351.6	215.7	315.1
Others	4,266.7	2,800.2	1,182.8

Consolidated	$6,097.9	$3,965.0	$2,608.4

(1)
The Company owns 50% of the common stock of Keytrade. Keytrade purchases fertilizer products from various manufacturers around the world and resells them in approximately 90 countries through a network of nine offices. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America and importer of UAN products into North America. Profits resulting from sales or purchases with Keytrade are eliminated until realized by Keytrade or us, respectively.

34.   Related Party Transactions

        The former chief executive officer of GROWMARK, William Davisson, and the former president and chief executive officer of CHS, Inc. (CHS), John D. Johnson, serve as members of our Board of Directors. As of December 31, 2011, GROWMARK was the beneficial owner of less than 1% of our outstanding common stock.

Product Sales

        CHS accounted for 10%, 11% and 22% of our consolidated net sales in 2011, 2010 and 2009, respectively. GROWMARK accounted for 8%, 7% and 9% of our consolidated net sales in 2011, 2010 and 2009, respectively. See Note 33—Segment Disclosures for additional information on sales to CHS and GROWMARK.

        In addition to purchasing fertilizer from us, CHS and GROWMARK have contracts with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements we recognized approximately $0.4 million, $0.7 million and $0.7 million from CHS in 2011, 2010 and 2009, respectively, and we recognized $0.4 million, $0.4 million and $0.2 million from GROWMARK in 2011, 2010 and 2009, respectively. GROWMARK also has a terminal sublease with us pursuant to which we pass through to GROWMARK the economics of our underlying terminal lease with a third party. In connection with this terminal sublease, we recognized $0.3 million in sublease income in both 2011 and 2010. The sublease income recognized in 2009 was insignificant.

Accounts Receivable

        Accounts receivable at December 31, 2011 and 2010 includes $3.3 million and $7.2 million, respectively, due from CHS and $2.8 million and $4.1 million, respectively, due from GROWMARK.

CF INDUSTRIES HOLDINGS, INC.

Supply Contract

        We have a multi-year supply contract with GROWMARK relating to purchases of fertilizer products. The term of the supply contract with GROWMARK lasts until June 30, 2013 and is extended automatically for successive one-year periods unless a termination notice is given by either party.

        The contract specifies a sales target volume and a requirement volume for the first contract year. The requirement volume is a percentage of the sales target volume and represents the volume of fertilizer that we are obligated to sell, and the customer is obligated to purchase, during the first contract year. The sales target volume is subject to yearly adjustment by mutual agreement or, failing such agreement, to an amount specified by us which is not more than 105% of the prior year's sales target volume. The requirement volume is also subject to yearly adjustment to an amount specified by the customer which is not less than 65% or more than 100% of the then applicable sales target volume. The contract also contains a reciprocal "meet or release" provision pursuant to which each party must provide the other party with notice and the opportunity to match a transaction with a third party if such a transaction would impact the party's willingness or ability to supply or purchase, as the case may be, the then applicable sales target volume. The "meet or release" provision may not, however, reduce the requirement volume.

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

Canadian Fertilizers Limited

        GROWMARK owns 9% of the outstanding common stock of CFL, a Canadian variable interest entity, and elects one director to the CFL Board. See Note 4—Noncontrolling Interest, for additional information on CFL.

Sale of Warehouses

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. As a result of this sale of assets to GROWMARK, in the first quarter of 2011 we received net proceeds of $38.1 million and reported a pre-tax gain of $32.5 million.

CF INDUSTRIES HOLDINGS, INC.

KEYTRADE AG

        We own 50% of the common shares of Keytrade, a global fertilizer trading company headquartered near Zurich, Switzerland. See Note 19—Equity Method Investments, for additional information on Keytrade.

35.   Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2011. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended
	March 31		June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2011
Net sales	$1,174.0		$1,801.7	$1,403.8	$1,718.4	$6,097.9
Gross margin	525.0		867.4	638.0	865.2	2,895.6
Unrealized gains (losses) on derivatives(1)	0.7		(14.2)	(14.1)	(49.7)	(77.3)
Net earnings attributable to common stockholders	282.0		487.4	330.9	438.9	1,539.2
Net earnings per share attributable to common stockholders
Basic	3.95		6.81	4.77	6.71	22.18
Diluted	3.91		6.75	4.73	6.66	21.98
2010
Net sales	$502.4		$1,307.9	$917.1	$1,237.6	$3,965.0
Gross margin	129.0		396.8	169.8	483.9	1,179.5
Unrealized gains (losses) on derivatives(1)	(11.2)		15.1	(25.7)	31.4	9.6
Net earnings (loss) attributable to common stockholders	(4.4	)(2)	105.1	48.2	200.3	349.2
Net earnings (loss) per share attributable to common stockholders
Basic	(0.09)		1.56	0.68	2.81	5.40
Diluted	(0.09)		1.54	0.67	2.78	5.34

(1)
Amounts represent pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 28—Derivative Financial Instruments, for additional information.

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

CF INDUSTRIES HOLDINGS, INC.

36.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, in connection with the debt securities issued by CF Industries, Inc. (CFI) and the guarantees of such debt securities by CF Industries Holdings, Inc. (Parent) and certain 100%-owned domestic subsidiaries of CF Industries Holdings, Inc. (the Guarantor Subsidiaries). The guarantees are joint and several. The subsidiaries of the Parent other than CFI and the Guarantor Subsidiaries are referred to below as "Non-Guarantor Subsidiaries."

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the years ended December 31, 2011, 2010, and 2009 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2011 and December 31, 2010. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,585.3	$2,003.7	$1,808.0	$(1,299.1)	$6,097.9
Cost of sales	—	1,932.1	1,489.0	779.0	(997.8)	3,202.3

Gross margin	—	1,653.2	514.7	1,029.0	(301.3)	2,895.6

Selling, general and administrative expenses	3.6	99.5	9.2	17.7	—	130.0
Restructuring and integration costs	—	2.0	2.4	—	—	4.4
Other operating—net	—	(18.9)	37.9	1.9	—	20.9

Total other operating costs and expenses	3.6	82.6	49.5	19.6	—	155.3
Equity in earnings of operating affiliates	—	(1.2)	2.1	49.3	—	50.2

Operating earnings (loss)	(3.6)	1,569.4	467.3	1,058.7	(301.3)	2,790.5
Interest expense	—	137.1	8.0	2.4	(0.3)	147.2
Interest income	—	(0.7)	17.0	(18.3)	0.3	(1.7)
Net (earnings) loss of wholly-owned subsidiaries	(1,541.5)	(618.8)	(636.6)	—	2,796.9	—
Other non-operating—net	—	(0.1)	(0.5)	—	—	(0.6)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	1,537.9	2,051.9	1,079.4	1,074.6	(3,098.2)	2,645.6
Income tax provision (benefit)	(1.3)	505.6	400.9	21.3	—	926.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(4.8)	—	46.7	—	41.9

Net earnings	1,539.2	1,541.5	678.5	1,100.0	(3,098.2)	1,761.0
Less: Net earnings attributable to the noncontrolling interest	—	—	67.7	455.4	(301.3)	221.8

Net earnings attributable to common stockholders	$1,539.2	$1,541.5	$610.8	$644.6	$(2,796.9)	$1,539.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,442.5	$816.3	$1,015.2	$(309.0)	$3,965.0
Cost of sales	—	1,699.6	588.8	663.8	(166.7)	2,785.5

Gross margin	—	742.9	227.5	351.4	(142.3)	1,179.5

Selling, general and administrative expenses	2.5	70.9	21.4	11.3	—	106.1
Restructuring and integration costs	—	13.4	8.2	—	—	21.6
Other operating—net	118.7	35.9	2.1	10.0	—	166.7

Total other operating costs and expenses	121.2	120.2	31.7	21.3	—	294.4
Equity in earnings of operating affiliates	—	(6.9)	1.2	16.3	—	10.6

Operating earnings (loss)	(121.2)	615.8	197.0	346.4	(142.3)	895.7
Interest expense	—	210.9	8.1	2.7	(0.4)	221.3
Interest income	—	(1.3)	14.8	(15.4)	0.4	(1.5)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) loss of wholly-owned subsidiaries	(470.4)	(191.5)	(166.5)	—	828.4	—
Other non-operating—net	—	(28.2)	(0.5)	(0.1)	—	(28.8)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	349.2	625.9	324.1	359.2	(970.7)	687.7
Income tax provision (benefit)	—	153.1	123.9	(3.3)	—	273.7
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(2.4)	—	29.1	—	26.7

Net earnings	349.2	470.4	200.2	391.6	(970.7)	440.7
Less: Net earnings attributable to the noncontrolling interest	—	—	15.7	218.1	(142.3)	91.5

Net earnings attributable to common stockholders	$349.2	$470.4	$184.5	$173.5	$(828.4)	$349.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,462.5	$—	$429.2	$(283.3)	$2,608.4
Cost of sales	—	1,706.9	—	185.1	(123.0)	1,769.0

Gross margin	—	755.6	—	244.1	(160.3)	839.4
Selling, general and administrative expenses	1.9	60.0	—	1.0	—	62.9
Other operating—net	53.4	43.2	—	0.1	—	96.7

Total other operating costs and expenses	55.3	103.2	—	1.1	—	159.6
Equity in earnings of operating affiliates	—	—	—	—	—	—

Operating earnings (loss)	(55.3)	652.4	—	243.0	(160.3)	679.8
Interest expense	—	1.3	—	0.4	(0.2)	1.5
Interest income	—	(2.8)	—	(1.9)	0.2	(4.5)
Net (earnings) loss of wholly-owned subsidiaries	(411.7)	(3.1)	—	—	414.8	—
Other non-operating—net	—	(12.8)	—	—	—	(12.8)

Earnings before income taxes and equity in loss of unconsolidated affiliates	356.4	669.8	—	244.5	(575.1)	695.6
Income tax provision (benefit)	(9.2)	257.3	—	(2.1)	—	246.0
Equity in loss of unconsolidated affiliates—net of taxes	—	(0.8)	—	(0.3)	—	(1.1)

Net earnings	365.6	411.7	—	246.3	(575.1)	448.5
Less: Net earnings attributable to the noncontrolling interest	—	—	—	243.2	(160.3)	82.9

Net earnings attributable to common stockholders	$365.6	$411.7	$—	$3.1	$(414.8)	$365.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$300.2	$808.1	$—	$1,207.0
Short-term investments	—	—	—	—	—	—
Accounts receivable—net	—	76.9	367.4	439.0	(613.9)	269.4
Inventories—net	—	212.6	62.9	28.7	—	304.2
Prepaid income taxes	—	289.4	—	—	(289.4)	—
Other	—	6.0	6.6	5.4	—	18.0

Total current assets	—	683.6	737.1	1,281.2	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	1,592.4	1,375.9	—	3,736.0
Deferred income taxes	—	26.1	—	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	—	145.4
Investments in and advances to unconsolidated affiliates	3,533.4	5,484.7	1,346.1	919.4	(10,355.0)	928.6
Investments in auction rate securities	—	70.9	—	—	—	70.9
Due from affiliates	1,013.8	—	1,398.3	—	(2,412.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	91.4	113.8	25.3	—	230.5

Total assets	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$216.3	$74.7	$58.4	$(21.8)	$327.7
Income taxes payable	—	—	396.9	21.0	(289.4)	128.5
Customer advances	—	184.3	65.1	7.8	—	257.2
Notes payable	—	300.0	—	—	(300.0)	—
Deferred income taxes	—	90.1	—	—	—	90.1
Distributions payable to noncontrolling interest	—	—	—	441.7	(292.0)	149.7
Other	—	66.0	—	12.0	—	78.0

Total current liabilities	0.1	856.7	536.7	540.9	(903.2)	1,031.2

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	811.9	171.0	(26.1)	956.8
Due to affiliates	—	1,014.8	—	1,397.3	(2,412.1)	—
Other noncurrent liabilities	—	265.8	135.1	34.9	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,804.8	739.9	4,450.2	1,098.0	(6,288.1)	2,804.8
Retained earnings (accumulated deficit)	2,841.0	2,892.7	795.2	263.3	(3,951.2)	2,841.0
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(13.1)	(16.3)	128.5	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,385.4	1,443.5	(10,362.4)	4,547.0
Noncontrolling interest	—	—	369.2	—	16.7	385.9

Total equity	4,547.1	3,533.4	5,754.6	1,443.5	(10,345.7)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$136.2	$164.0	$497.5	$—	$797.7
Short-term investments	—	—	—	3.1	—	3.1
Accounts receivable—net	—	540.9	66.3	256.2	(624.5)	238.9
Inventories—net	—	177.8	49.3	43.2	—	270.3
Prepaid income taxes	—	18.3	—	3.4	(21.7)	—
Deferred income taxes	2.2	—	—	—	(2.2)	—
Other	—	19.0	6.2	6.2	—	31.4

Total current assets	2.2	892.2	285.8	809.6	(648.4)	1,341.4
Property, plant and equipment—net	—	747.9	1,712.6	1,481.8	—	3,942.3
Asset retirement obligation funds	—	95.0	—	—	—	95.0
Investments in and advances to unconsolidated affiliates	2,106.4	4,893.4	1,193.4	967.4	(8,183.5)	977.1
Investments in auction rate securities	—	102.8	—	—	—	102.8
Due from affiliates	1,941.9	—	1,409.4	—	(3,351.3)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	111.6	100.5	18.8	—	230.9

Total assets	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$180.0	$95.0	$63.8	$(15.7)	$323.2
Income taxes payable	—	—	83.9	—	(21.7)	62.2
Customer advances	—	285.4	81.1	65.0	—	431.5
Notes payable	—	—	452.9	14.5	(462.5)	4.9
Deferred income taxes	—	38.6	—	—	—	38.6
Distributions payable to noncontrolling interest	—	—	—	224.5	(146.5)	78.0
Other	—	8.7	0.5	1.0	—	10.2

Total current liabilities	0.1	512.7	713.4	368.8	(646.4)	948.6

Long-term debt	—	1,941.1	13.0	—	—	1,954.1
Deferred income taxes	—	108.6	789.7	178.5	(2.1)	1,074.7
Due to affiliates	—	1,942.8	—	1,408.5	(3,351.3)	—
Other noncurrent liabilities	—	232.2	76.0	35.0	—	343.2
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	32.6	(185.7)	0.7
Paid-in capital	2,732.2	739.9	4,450.2	1,114.6	(6,304.7)	2,732.2
Retained earnings	1,370.8	1,419.8	184.4	63.4	(1,667.6)	1,370.8
Accumulated other comprehensive income (loss)	(53.3)	(53.3)	19.8	10.9	22.6	(53.3)

Total stockholders' equity	4,050.4	2,106.4	4,807.5	1,286.8	(8,200.7)	4,050.4
Noncontrolling interest	—	—	365.7	—	17.3	383.0

Total equity	4,050.4	2,106.4	5,173.2	1,286.8	(8,183.4)	4,433.4

Total liabilities and equity	$4,050.5	$6,843.8	$6,765.3	$3,277.6	$(12,183.2)	$8,754.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,539.2	$1,541.5	$678.5	$1,100.0	$(3,098.2)	$1,761.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	133.9	142.1	140.2	—	416.2
Deferred income taxes	2.2	(65.6)	33.3	(2.8)	—	(32.9)
Stock compensation expense	9.8	—	—	0.8	—	10.6
Excess tax benefit from stock-based compensation	(47.2)	—	—	—	—	(47.2)
Unrealized (gain) loss on derivatives	—	66.5	(0.4)	11.2	—	77.3
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	(31.9)	38.9	1.8	—	8.8
Undistributed (earnings) loss of affiliates—net of taxes	(1,541.5)	(915.0)	(636.6)	(18.6)	3,098.2	(13.5)
Due to/from affiliates—net	975.3	(975.5)	472.0	(471.8)	—	—
Changes in:
Accounts receivable	—	601.4	(1.1)	(488.3)	(147.5)	(35.5)
Margin deposits	—	2.6	—	(1.2)	—	1.4
Inventories	—	(36.0)	(12.1)	9.6	—	(38.5)
Accrued income taxes	—	(237.9)	313.0	26.5	—	101.6
Accounts payable and accrued expenses	—	337.5	(773.4)	293.6	147.5	5.2
Customer advances	—	(101.1)	(16.1)	(57.1)	—	(174.3)
Other—net	(0.3)	5.6	41.4	(8.0)	—	38.7

Net cash provided by (used in) operating activities	937.5	326.0	279.5	535.9	—	2,078.9

Investing Activities:
Additions to property, plant and equipment	—	(139.9)	(81.9)	(25.4)	—	(247.2)
Proceeds from sale of property, plant and equipment	—	51.9	2.8	—	—	54.7
Sales and maturities of short-term and auction rate securities	—	34.8	—	3.1	—	37.9
Deposits to asset retirement obligation funds	—	(50.4)	—	—	—	(50.4)
Other—net	—	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(103.6)	(79.1)	8.9	—	(173.8)

Financing Activities:
Payments on long-term debt	—	(346.0)	—	—	—	(346.0)
Financing fees	—	(1.5)	—	—	—	(1.5)
Dividends paid on common stock	(68.7)	—	—	—	—	(68.7)
Dividends to/from affiliates	68.7	(68.7)	—	—	—	—
Distributions to noncontrolling interest	—	153.0	(64.2)	(234.5)	—	(145.7)
Issuances of common stock under employee stock plans	15.5	—	—	—	—	15.5
Purchase of treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Excess tax benefit from stock-based compensation	47.2	—	—	—	—	47.2

Net cash provided by (used in) financing activities	(937.5)	(263.2)	(64.2)	(234.5)	—	(1,499.4)

Effect of exchange rate changes on cash and cash equivalents	—	3.3	—	0.3	—	3.6

Increase (decrease) in cash and cash equivalents	—	(37.5)	136.2	310.6	—	409.3
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$98.7	$300.2	$808.1	$—	$1,207.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$349.2	$470.4	$200.2	$391.6	$(970.7)	$440.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	200.7	85.8	108.3	—	394.8
Deferred income taxes	—	37.7	53.4	(2.5)	—	88.6
Stock compensation expense	8.0	—	—	0.3	—	8.3
Excess tax benefit from stock-based compensation	(5.8)	—	—	—	—	(5.8)
Unrealized (gain) loss on derivatives	—	(0.9)	(4.6)	(3.9)	—	(9.4)
Inventory valuation allowance	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	17.0			17.0
(Gain) on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	(0.3)	2.4	8.9	—	11.0
Undistributed (earnings) loss of affiliates—net of taxes	(470.4)	(331.9)	(166.5)	(51.8)	970.7	(49.9)
Due to/from affiliates—net	(999.6)	1,005.7	140.4	(146.5)	—	—
Changes in:
Accounts receivable	—	(466.5)	18.2	56.4	462.5	70.6
Margin deposits	—	(3.5)	—	(1.6)	—	(5.1)
Inventories	—	3.9	38.2	37.7	—	79.8
Accrued income taxes	—	1.8	76.1	17.8	—	95.7
Accounts payable and accrued expenses	—	25.2	367.1	(1.1)	(462.5)	(71.3)
Customer advances	—	125.9	39.3	1.2	—	166.4
Other—net	(0.9)	10.9	(1.4)	(17.3)	—	(8.7)

Net cash provided by (used in) operating activities	(1,119.5)	1,050.8	865.6	397.5	—	1,194.4

Investing Activities:
Additions to property, plant and equipment	—	(107.0)	(102.1)	(49.0)	—	(258.1)
Proceeds from sale of property, plant and equipment	—	16.4	—	0.1	—	16.5
Purchases of short-term and auction rate securities	—	(25.5)	—	(3.1)	—	(28.6)
Sales and maturities of short-term and auction rate securities	—	238.2	—	—	—	238.2
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposits to asset retirement obligation funds	—	(58.5)	—	—	—	(58.5)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,721.4)	—	—	543.6	(3,177.8)
Other—net	—	0.4	—	30.6	—	31.0

Net cash provided by (used in) investing activities	—	(3,490.3)	(102.1)	(21.4)	543.6	(3,070.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—	—	5,197.2
Payments on long-term debt	—	(3,264.2)	(744.5)	—	—	(4,008.7)
Financing fees	(41.3)	(167.8)	—	—	—	(209.1)
Dividends paid on common stock	(26.2)	—	—	—	—	(26.2)
Dividends paid to former Terra stockholders	—	—	(20.0)	—	—	(20.0)
Dividends to/from affiliates	26.2	(26.2)	—	—	—	—
Distributions to noncontrolling interest	—	182.2	(23.1)	(276.1)	—	(117.0)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	5.0	—	—	—	—	5.0
Excess tax benefit from stock-based compensation	5.8	—	—	—	—	5.8

Net cash provided by (used in) financing activities	1,119.5	1,921.2	(787.6)	(276.1)	—	1,977.0

Effect of exchange rate changes on cash and cash equivalents	—	(8.5)	—	7.9	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	(526.8)	(24.1)	107.9	543.6	100.6
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$136.2	$164.0	$497.5	$—	$797.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2009
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$365.6	$411.7	$—	$246.3	$(575.1)	$448.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	88.7	—	12.3	—	101.0
Deferred income taxes	(2.2)	47.9	—	—	—	45.7
Stock compensation expense	6.6	—	—	—	—	6.6
Excess tax benefit from stock-based compensation	(4.6)	—	—	—	—	(4.6)
Unrealized (gain) loss on derivatives	—	(87.5)	—	—	—	(87.5)
Inventory valuation allowance	—	(57.0)	—	—	—	(57.0)
(Gain) on sale of marketable equity securities	—	(11.9)	—	—	—	(11.9)
Loss (gain) on disposal of property, plant and equipment	—	0.7	—	—	—	0.7
Undistributed (earnings) loss of affiliates—net of taxes	(411.7)	(162.6)	—	0.3	575.1	1.1
Due to/from affiliates—net	40.2	(40.4)	—	0.2	—	—
Changes in:
Accounts receivable	—	(8.7)	—	30.0	—	21.3
Margin deposits	—	10.8	—	0.6	—	11.4
Inventories		441.5	—	(1.2)	—	440.3
Prepaid product and expenses	—	—	—	—	—	—
Accrued income taxes	—	2.2	—	—	—	2.2
Accounts payable and accrued expenses	—	(37.7)	—	(1.5)	—	(39.2)
Customer advances	—	(188.3)	—	—	—	(188.3)
Other—net	(1.7)	(7.5)	—	0.7	—	(8.5)

Net cash provided by (used in) operating activities	(7.8)	401.9	—	287.7	—	681.8

Investing Activities:
Additions to property, plant and equipment	—	(218.2)	—	(17.5)	—	(235.7)
Proceeds from sale of property, plant and equipment	—	9.3	—	—	—	9.3
Purchases of short-term and auction rate securities	—	(304.9)	—	—	—	(304.9)
Sales and maturities of short-term and auction rate securities	—	180.4	—	—	—	180.4
Purchases of marketable equity securities	—	(247.2)	—	—	—	(247.2)
Sale of marketable equity securities	—	68.0	—	—	—	68.0
Return of capital from marketable equity securities	—	52.4	—	—	—	52.4
Deposit to asset retirement obligation escrow account	—	(7.5)	—	—	—	(7.5)
Other—net	—	(2.5)	—	—	—	(2.5)

Net cash provided by (used in) investing activities	—	(470.2)	—	(17.5)	—	(487.7)

Financing Activities:
Dividends paid on common stock	(19.4)	—	—	—	—	(19.4)
Dividends to/from affiliates	19.4	(19.4)	—	—	—	—
Distributions to noncontrolling interest	—	204.6	—	(316.9)	—	(112.3)
Issuances of common stock under employee stock plans	3.2	—	—	—	—	3.2
Excess tax benefit from stock-based compensation	4.6	—	—	—	—	4.6
Other—net	—	(0.2)	—	0.2	—	—

Net cash provided by (used in) financing activities	7.8	185.0	—	(316.7)	—	(123.9)

Effect of exchange rate changes on cash and cash equivalents	—	(32.1)	—	34.0	—	1.9

Increase (decrease) in cash and cash equivalents	—	84.6	—	(12.5)	—	72.1
Cash and cash equivalents at beginning of period	—	578.4	—	46.6	—	625.0

Cash and cash equivalents at end of period	$—	$663.0	$—	$34.1	$—	$697.1

CF INDUSTRIES HOLDINGS, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2011. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2011, which appears on the following page.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        We have audited CF Industries Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 27, 2012

CF INDUSTRIES HOLDINGS, INC.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Robert C. Arzbaecher, Stephen A. Furbacher, Stephen J. Hagge and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company's Board of Directors.

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

Equity Compensation Plan Information as of December 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	415,636	$101.72	3,269,141
Equity compensation plans not approved by security holders	799,447	$29.12	—

Total	1,215,083	$53.95	3,269,141

        For additional information on our equity compensation plan, see Note 30—Stock-Based Compensation.

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  Documents filed as part of this Report:

1.	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	74
	Consolidated Statements of Operations	75
	Consolidated Statements of Comprehensive Income	76
	Consolidated Balance Sheets	77
	Consolidated Statements of Equity	78
	Consolidated Statements of Cash Flows	79
	Notes to Consolidated Financial Statements	80
Financial Statements Schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
2.	Exhibits

        A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 155 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 27, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 27, 2012
/s/ DENNIS P. KELLEHER Dennis P. Kelleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2012
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 27, 2012
/s/ WALLACE W. CREEK Wallace W. Creek	Director	February 27, 2012
/s/ WILLIAM DAVISSON William Davisson	Director	February 27, 2012
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 27, 2012
/s/ STEPHEN J. HAGGE Stephen J. Hagge	Director	February 27, 2012
/s/ DAVID R. HARVEY David R. Harvey	Director	February 27, 2012
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 27, 2012
/s/ ROBERT G. KUHBACH Robert G. Kuhbach	Director	February 27, 2012
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 27, 2012

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
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
4.4
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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.6	Second Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
10.1
Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated as of July 1, 2008 (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 1, 2008, File No. 001-32597)*
10.2
First Amendment to Multiple Year Contract for the Purchase and Sale of Fertilizer by and between CF Industries, Inc. and GROWMARK, Inc. dated July 1, 2009 (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)*
10.3
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)
10.4
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.5
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.6
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**
10.7
Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.8
Change in Control Severance Agreement, effective as of August 22, 2011, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011, File No. 001-32597)**

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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.20	Credit Agreement, dated as of April 15, 2010, as amended and restated as of August 3, 2011, by and between CF Industries Holdings, Inc., CF Industries, Inc., the various lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on August 4, 2011, File No. 001-32597)
10.21
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**
10.22
CF Industries Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 25, 2011, File No. 001-32597)**
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012 formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text

*
Portions of Exhibits 10.1 and 10.2 have been omitted pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.