Form 10-Q
period 2012-03-31
CF Industries Holdings, Inc.
filed 2012-05-04
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        65,637,938 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 30, 2012.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(in millions, except per share amounts)
Net sales	$1,527.6	$1,174.0
Cost of sales	815.8	649.0

Gross margin	711.8	525.0

Selling, general and administrative expenses	33.8	31.0
Restructuring and integration costs	—	2.1
Other operating—net	22.3	(31.0)

Total other operating costs and expenses	56.1	2.1
Equity in earnings of operating affiliates	15.5	11.5

Operating earnings	671.2	534.4
Interest expense	30.9	52.1
Interest income	(0.4)	(0.3)
Other non-operating—net	(0.1)	(0.3)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	640.8	482.9
Income tax provision	206.8	158.8
Equity in earnings (loss) of non-operating affiliates-net of taxes	(2.3)	8.5

Net earnings	431.7	332.6
Less: Net earnings attributable to noncontrolling interest	63.3	50.6

Net earnings attributable to common stockholders	$368.4	$282.0

Net earnings per share attributable to common stockholders:
Basic	$5.62	$3.95

Diluted	$5.54	$3.91

Weighted average common shares outstanding:
Basic	65.5	71.3

Diluted	66.5	72.1

Dividends declared per common share	$0.40	$0.10

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in millions)
Net earnings	$431.7	$332.6
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	26.1	25.2
Unrealized gain on securities—net of taxes	0.7	1.2
Defined benefit plans—net of taxes	1.0	0.8

	27.8	27.2

Comprehensive income	459.5	359.8
Less: Comprehensive income attributable to the noncontrolling interest	63.8	51.3

Comprehensive income attributable to common stockholders	$395.7	$308.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,713.3	$1,207.0
Accounts receivable—net	464.9	269.4
Inventories—net	265.5	304.2
Other	14.7	18.0

Total current assets	2,458.4	1,798.6
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,534.4 and $2,447.5	3,712.5	3,736.0
Asset retirement obligation funds	147.6	145.4
Investments in and advances to affiliates	934.7	928.6
Investments in auction rate securities	71.1	70.9
Goodwill	2,064.5	2,064.5
Other assets	228.1	230.5

Total assets	$9,616.9	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$319.3	$327.7
Income taxes payable	139.7	128.5
Customer advances	399.9	257.2
Deferred income taxes	106.7	90.1
Distributions payable to noncontrolling interest	153.1	149.7
Other	131.8	78.0

Total current liabilities	1,250.5	1,031.2

Notes payable	4.9	4.8
Long-term debt	1,613.0	1,613.0
Deferred income taxes	948.2	956.8
Other noncurrent liabilities	439.4	435.8
Contingencies (Note 21)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2012—72,101,077 and 2011—71,935,838 shares issued	0.7	0.7
Paid-in capital	2,820.2	2,804.8
Retained earnings	3,183.2	2,841.0
Treasury stock—at cost, 2012 and 2011—6,515,251 shares	(1,000.2)	(1,000.2)
Accumulated other comprehensive loss	(72.0)	(99.3)

Total stockholders' equity	4,931.9	4,547.0
Noncontrolling interest	429.0	385.9

Total equity	5,360.9	4,932.9

Total liabilities and equity	$9,616.9	$8,974.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	(in millions)
Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	282.0	—	282.0	50.6	332.6
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	24.5	24.5	0.7	25.2
Unrealized gain on securities—net of taxes	—	—	—	—	1.2	1.2	—	1.2
Defined benefit plan—net of taxes	—	—	—	—	0.8	0.8	—	0.8

Comprehensive income						308.5	51.3	359.8

Issuance of $0.01 par value common stock under employee stock plans	—	—	2.9	—	—	2.9	—	2.9
Stock-based compensation expense	—	—	2.4	—	—	2.4	—	2.4
Excess tax benefit from stock-based compensation	—	—	6.0	—	—	6.0	—	6.0
Cash dividends ($0.10 per share)	—	—	—	(7.1)		(7.1)	—	(7.1)
Declaration of distribution payable	—	—	—	—	—	—	(6.3)	(6.3)
Effect of exchange rates changes	—	—	—	—	—	—	0.5	0.5

Balance at March 31, 2011	$0.7	$—	$2,743.5	$1,645.7	$(26.8)	$4,363.1	$428.5	$4,791.6

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	368.4	—	368.4	63.3	431.7
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	25.6	25.6	0.5	26.1
Unrealized gain on securities—net of taxes	—	—	—	—	0.7	0.7	—	0.7
Defined benefit plan—net of taxes	—	—	—	—	1.0	1.0	—	1.0

Comprehensive income						395.7	63.8	459.5

Issuance of $0.01 par value common stock under employee stock plans	—	—	3.5	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	2.5	—	—	2.5	—	2.5
Excess tax benefit from stock-based compensation	—	—	9.4	—	—	9.4	—	9.4
Cash dividends ($0.40 per share)	—	—	—	(26.2)		(26.2)	—	(26.2)
Declaration of distribution payable	—	—	—	—	—	—	(20.9)	(20.9)
Effect of exchange rates changes	—	—	—	—	—	—	0.2	0.2

Balance at March 31, 2012	$0.7	$(1,000.2)	$2,820.2	$3,183.2	$(72.0)	$4,931.9	$429.0	$5,360.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
	(in millions)
Operating Activities:
Net earnings	$431.7	$332.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	103.1	118.5
Deferred income taxes	(6.3)	16.6
Stock compensation expense	3.2	2.4
Excess tax benefit from stock-based compensation	(9.4)	(6.0)
Unrealized loss (gain) on derivatives	55.9	(0.7)
Loss (gain) on disposal of property, plant and equipment and non-core assets	3.9	(32.7)
Undistributed earnings of affiliates—net	(1.8)	(24.9)
Changes in:
Accounts receivable—net	(191.7)	(18.3)
Margin deposits	0.8	2.7
Inventories—net	43.5	(123.4)
Accrued income taxes	20.8	71.2
Accounts payable and accrued expenses	(9.3)	14.2
Customer advances	142.5	315.7
Other—net	16.3	3.3

Net cash provided by operating activities	603.2	671.2

Investing Activities:
Additions to property, plant and equipment	(64.3)	(54.9)
Proceeds from the sale of property, plant and equipment and non-core assets	3.9	39.2
Sales and maturities of short-term and auction rate securities	—	0.5
Deposits to asset retirement obligation funds	(2.2)	—
Other—net	—	31.3

Net cash (used in) provided by investing activities	(62.6)	16.1

Financing Activities:
Payments of long-term debt	—	(346.0)
Dividends paid on common stock	(26.2)	(7.1)
Distributions to noncontrolling interests	(20.9)	(6.3)
Issuances of common stock under employee stock plans	3.5	2.9
Excess tax benefit from stock-based compensation	9.4	6.0

Net cash used in financing activities	(34.2)	(350.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.4)

Increase in cash and cash equivalents	506.3	336.4
Cash and cash equivalents at beginning of period	1,207.0	797.7

Cash and cash equivalents at end of period	$1,713.3	$1,134.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal customers are cooperatives and independent fertilizer distributors. Our principal fertilizer products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our principal fertilizer products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2011, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our Form 10-K filed with the SEC on February 27, 2012.

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

CF INDUSTRIES HOLDINGS, INC.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2011 Annual Report on Form 10-K as of and for the year-ended December 31, 2011, filed with the SEC on February 27, 2012.

3.     New Accounting Standards

        Following are summaries of accounting pronouncements that either were adopted recently or may become applicable to our consolidated financial statements. It should be noted that the accounting standards references provided below reflect the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), and related Accounting Standards Updates (ASU).

Recently Adopted Pronouncements

        In May 2011, the FASB issued a standard that is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards (ASU No. 2011-04). This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity's stockholders' equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. In December 2011, the FASB deferred the new requirement to present the reclassification components of other comprehensive income to the statement of operations by issuing ASU No. 2011-12. A new effective date for this requirement has not been set by the FASB. The remaining components of the original ASU No. 2011-05 are effective for interim and annual reporting periods beginning on or after December 15, 2011. We adopted this standard in the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued a standard to simplify the process for determining goodwill impairment (ASU No. 2011-08). This standard gives an entity the option, as a first step, to assess qualitative factors in determining whether a two-step quantitative goodwill impairment test must be performed. If an assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step test is deemed unnecessary. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Recently Issued Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments and the effect these arrangements have on the entity's financial position. This standard is effective for annual reporting periods beginning on or after January 1, 2013. We have not determined the impact of this standard on our consolidated financial statement disclosures.

4.     Noncontrolling Interests

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

        CFL's net sales for the three months ended March 31, 2012 and 2011 were $180.4 million and $155.0 million, respectively. CFL's assets and liabilities at March 31, 2012 were $670.3 million and $620.2 million, respectively, and at December 31, 2011 were $528.5 million and $479.5 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

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

        In each of the applicable quarters of 2012 and 2011, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2012 and 2011, were $51.8 million and $51.9 million, respectively.

        At March 31, 2012, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Three months ended March 31,
	2012			2011
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0
Earnings attributable to noncontrolling interest	47.6	15.7	63.3	32.3	18.3	50.6
Declaration of distribution payable	—	(20.9)	(20.9)	—	(6.3)	(6.3)
Effect of exchange rate changes	0.7	—	0.7	1.2	—	1.2

Ending balance	$65.0	$364.0	$429.0	$50.9	$377.6	$428.5

Distributions payable to noncontrolling interest:
Beginning balance	$149.7	$—	$149.7	$78.0	$—	$78.0
Declaration of distributions payable	—	20.9	20.9	—	6.3	6.3
Distributions to noncontrolling interest	—	(20.9)	(20.9)	—	(6.3)	(6.3)
Effect of exchange rate changes	3.4	—	3.4	2.2	—	2.2

Ending balance	$153.1	$—	$153.1	$80.2	$—	$80.2

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	March 31, 2012				December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$115.7	$—	$—	$115.7	$99.8	$—	$—	$99.8
U.S. federal government obligations	1,545.8	—	—	1,545.8	515.0	—	—	515.0
Other debt securities	51.8	—	—	51.8	592.2	—	—	592.2

Total cash and cash equivalents	$1,713.3	$—	$—	$1,713.3	$1,207.0	$—	$—	$1,207.0
Investments in auction rate securities	75.6	—	(4.5)	71.1	75.6	—	(4.7)	70.9
Asset retirement obligation funds	147.6	—	—	147.6	145.4	—	—	145.4
Nonqualified employee benefit trusts	20.9	0.8	—	21.7	20.3	—	(0.1)	20.2

        Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the Federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at March 31, 2012 and December 31, 2011 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	March 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,713.3	$1,713.3	$—	$—
Unrealized gains on natural gas derivatives	0.2	—	0.2	—
Asset retirement obligation funds	147.6	147.6	—	—
Investments in auction rate securities	71.1	—	—	71.1
Nonqualified employee benefit trusts	21.7	21.7	—	—

Total assets at fair value	$1,953.9	$1,882.6	$0.2	$71.1

Unrealized losses on natural gas derivatives	$130.3	$—	$130.3	$—

Total liabilities at fair value	$130.3	$—	$130.3	$—

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,207.0	$1,207.0	$—	$—
Unrealized gains on natural gas derivatives	0.5	—	0.5	—
Asset retirement obligation funds	145.4	145.4	—	—
Investments in auction rate securities	70.9	—	—	70.9
Nonqualified employee benefit trusts	20.2	20.2	—	—

Total assets at fair value	$1,444.0	$1,372.6	$0.5	$70.9

Unrealized losses on natural gas derivatives	$74.7	$—	$74.7	$—

Total liabilities at fair value	$74.7	$—	$74.7	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At March 31, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of U.S. government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Natural Gas Derivatives

        The derivative instruments that we currently use are primarily natural gas swap contracts. These contracts settle using primarily a NYMEX futures price index, which represents the basis for fair value

CF INDUSTRIES HOLDINGS, INC.

at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. Quoted market prices are observable inputs used to determine the fair value of these instruments. See Note 18—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain asset retirement obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a Consent Decree entered in 2010 with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 9—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost bases.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as auctions for these securities are successful, buyers are found outside the auction process, or the securities are redeemed by the issuers. During the first three months of 2012, none of our ARS were redeemed.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 36 years. As of March 31, 2012, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	4.8
20 years up to 30 years	51.8
30 years up to 36 years	14.5

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

CF INDUSTRIES HOLDINGS, INC.

the estimated time required to work out the disruption in the traditional auction process and its effect on liquidity, and the effects of insurance and other credit enhancements. Due to the significant number of unobservable inputs that were used to value our auction rate securities, they are classified as Level 3 for purposes of the fair value disclosure requirements.

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the NAV of the investments. These trusts are included on our consolidated balance sheet in other assets.

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

Investments in auction rate securities
(in millions)
Fair value, January 1, 2012	$70.9
Unrealized gain included in other comprehensive loss	0.2

Fair value, March 31, 2012	$71.1

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended March 31,
	2012	2011
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$368.4	$282.0

Basic earnings per common share:
Weighted average common shares outstanding	65.5	71.3

Net earnings attributable to common stockholders	$5.62	$3.95

Diluted earnings per common share:
Weighted average common shares outstanding	65.5	71.3
Dilutive common shares—stock options	1.0	0.8

Diluted weighted average shares outstanding	66.5	72.1

Net earnings attributable to common stockholders	$5.54	$3.91

CF INDUSTRIES HOLDINGS, INC.

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three months ended March 31, 2012 and 2011, anti-dilutive stock options were insignificant.

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

        Net periodic benefit cost included the following components:

	Three months ended March 31,
	2012	2011
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$3.2	$3.0
Interest cost on projected benefit obligation	8.6	9.1
Expected return on plan assets	(8.6)	(8.7)
Amortization of actuarial loss	2.6	1.5

Net periodic benefit cost	$5.8	$4.9

Retiree Medical
Service cost for benefits earned during the period	$0.8	$0.7
Interest cost on projected benefit obligation	1.0	1.0
Amortization of transition obligation	0.1	0.1
Amortization of actuarial loss	0.3	0.2

Net periodic benefit cost	$2.2	$2.0

        Our 2012 consolidated pension funding contributions are estimated to be approximately $20.0 million, of which approximately $1.2 million was funded in the first three months of 2012.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three months ended March 31, 2012 and 2011 was insignificant.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. For three months ended March 31, 2012 and 2011 we contributed $3.3 million and $2.8 million, respectively, to the plans.

CF INDUSTRIES HOLDINGS, INC.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended March 31,
	2012	2011
	(in millions)
Loss (gain) on disposal of property, plant and equipment and non-core assets—net	$4.0	$(32.7)
Engineering studies	6.4	—
Bartow costs	0.8	0.8
Other	11.1	0.9

	$22.3	$(31.0)

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is included in the first line in the table above.

        Engineering studies provide detailed design work and cost estimates for certain proposed capital projects at our manufacturing complexes.

        Bartow costs consist of provisions for AROs and site maintenance costs at our closed phosphate fertilizer facility in Bartow, Florida. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack systems. For additional information on our AROs, see Note 9—Asset Retirement Obligations.

        Other includes losses on foreign currency transactions.

9.     Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2011 to March 31, 2012 are summarized below:

(in millions)
Obligation at December 31, 2011	$131.6
Accretion expense	2.4
Liabilities incurred	0.4
Expenditures	(2.0)

Obligation at March 31, 2012	$132.4

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

CF INDUSTRIES HOLDINGS, INC.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Current portion	$16.2	$13.8
Noncurrent portion	116.2	117.8

	$132.4	$131.6

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). We expect to deposit approximately $50.0 million in 2012 which will fully fund the trust account for the Plant City Consent Decree and we expect to fund the remaining $2.0 million in the State of Florida Financial Assurance escrow account by 2016. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by the timing of activities, refinements in scope, technological developments, cost inflation, discount rates and change in regulations. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At March 31, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

10.   Interest Expense

        Interest expense consisted of the following:

	Three months ended March 31,
	2012	2011
	(in millions)
Interest on borrowings	$28.0	$29.8
Fees on financing agreements	5.1	24.9
Interest capitalized and other	(2.2)	(2.6)

	$30.9	$52.1

        The fees on financing agreements for the three months ended March 31, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of the senior secured term loan. Refer to Note 17—Financing Agreements, for additional information.

CF INDUSTRIES HOLDINGS, INC.

11.   Income Taxes

        Our income tax provision for the three months ended March 31, 2012 was $206.8 million on pre-tax income of $640.8 million, or an effective tax rate of 32.3%, compared to an income tax provision of $158.8 million on pre-tax income of $482.9 million, or an effective tax rate of 32.9%, for the three months ended March 31, 2011. The effective tax rate for the first quarter of 2012 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 35.8% compared to 36.7% in the first quarter of 2011. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interests was driven primarily by higher state taxes in the prior year due to the impact of tax rate increases which were effective in the prior year quarter. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions.

        For additional information concerning the income tax matters noted above, see Note 13—Income Taxes, to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2012.

12.   Restructuring and Integration Costs

        There were no restructuring and integration costs incurred in the three months ended March 31, 2012. During the three months ended March 31, 2011, we incurred $2.1 million of restructuring and integration costs related to our 2010 acquisition of Terra Industries Inc. (Terra). The restructuring costs included employee termination benefits and the integration costs included consulting and other professional fees.

        The following table summarizes the activity and balance in our restructuring reserve for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions)
Reserve balance—beginning	$2.0	$2.9
Employee termination expense	—	1.1
Cash payments	(0.9)	(1.6)

Reserve balance—ending	$1.1	$2.4

13.   Inventories—Net

        Inventories—net consist of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Fertilizer	$203.8	$245.2
Raw materials, spare parts and supplies	61.7	59.0

	$265.5	$304.2

CF INDUSTRIES HOLDINGS, INC.

14.   Equity Method Investments

        Equity method investments consist of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Operating equity method investments	$407.9	$413.1
Non-operating equity method investments	526.8	515.5

Investments in and advances to affiliates	$934.7	$928.6

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended March 31,
	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$77.5	$79.8

Net earnings	$24.5	$27.5

Equity in earnings of operating affiliates	$15.5	$11.5

	March 31, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$105.1	$126.6
Long-term assets	147.4	147.2

Total assets	$252.5	$273.8

Current liabilities	$30.5	$41.1
Long-term liabilities	20.0	24.2
Equity	202.0	208.5

Total liabilities and equity	$252.5	$273.8

        The carrying value of these investments at March 31, 2012 was $407.9 million, which was $306.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for

CF INDUSTRIES HOLDINGS, INC.

property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. We purchased approximately $38.5 million and $36.0 million of ammonia from PLNL for the three months ended March 31, 2012 and 2011, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended March 31,
	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$638.4	$530.3

Net earnings	$2.0	$23.2

Equity in (losses) earnings of non-operating affiliates—net of taxes	$(2.3)	$8.5

	March 31, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$519.1	$504.2
Long-term assets	295.7	293.4

Total assets	$814.8	$797.6

Current liabilities	$349.7	$339.5
Long-term liabilities	148.5	149.4
Equity	316.6	308.7

Total liabilities and equity	$814.8	$797.6

CF INDUSTRIES HOLDINGS, INC.

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At March 31, 2012 and December 31, 2011, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the three month periods ended March 31, 2012 and 2011, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at March 31, 2012 was $514.4 million, which was $356.1 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At March 31, 2012, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $16.5 million.

15.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$54.8	$66.8
Additions	5.6	1.2
Depreciation	(8.0)	(7.3)
Effect of exchange rate changes	0.9	0.4

Ending balance	$53.3	$61.1

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

16.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at March 31, 2012 and December 31, 2011:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At March 31, 2012			At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(5.5)	$44.5	$50.0	$(4.9)	$45.1
TerraCair Brand	10.0	(2.0)	8.0	10.0	(1.7)	8.3

Total intangible assets	$60.0	$(7.5)	$52.5	$60.0	$(6.6)	$53.4

        Amortization expense of our identifiable intangibles was $0.9 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

        Total estimated amortization expense for the remainder of 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2012	$2.9
2013	3.8
2014	3.8
2015	3.8
2016	3.8
2017	3.8

$21.9

17.   Financing Agreements

        Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	13.0	13.0

	$1,613.0	$1,613.0
Less: Current portion	—	—

Net long-term debt	$1,613.0	$1,613.0

CF INDUSTRIES HOLDINGS, INC.

Credit Agreement

        As of March 31, 2012, we maintained a senior secured revolving credit facility (the 2010 Revolving Credit Facility) under an agreement, dated April 5, 2010 and amended and restated August 3, 2011 (the 2010 Credit Agreement), that provided up to $500 million in borrowings, bore interest at a variable rate based on an applicable margin over LIBOR or a base rate, and was scheduled to expire in 2016. Borrowings under the Revolving Credit Facility could be used for working capital and general corporate purposes of the Company and its subsidiaries (subject to certain limitations). At March 31, 2012, there was $491.2 million of available credit under the 2010 Revolving Credit Facility (net of outstanding letters of credit), and there were no borrowings outstanding. The Credit Agreement required that the Company maintain a minimum interest coverage ratio and a maximum leverage ratio and included other customary terms and conditions, including negative covenants and events of default.

        The obligations of CF Industries under the 2010 Credit Agreement were guaranteed by the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the Guarantors). The obligations of CF Industries and the Guarantors under the 2010 Credit Agreement were secured by senior liens on substantially all of the assets of CF Industries and the Guarantors, subject to certain exceptions.

        As described in Note 24—Subsequent Event, the 2010 Credit Agreement was terminated by us on May 1, 2012 and then the Company, as guarantor, and CF Industries, as borrower, entered into a new senior credit agreement. The new senior credit agreement is unsecured and the Company is currently the only guarantor of CF Industries' obligations under the new senior credit agreement.

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

        Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by the Company and each of the Company's current and future subsidiaries (other than CF Industries) that from time to time is a borrower or guarantor under the 2010 Credit Agreement, or any renewal, replacement or refinancing thereof. Any such guarantees will be released with respect to a series of Notes upon satisfaction of the indenture requirements for legal defeasance with respect to the notes of such series or satisfaction and discharge of the indenture with respect to such series. In addition, under the supplemental indentures governing the Notes, the guarantee of a subsidiary guarantor will be automatically released with respect to a series of notes upon the release, discharge or termination of such guarantor's guarantee of the 2010 Credit Agreement, or any renewal, replacement or refinancing

CF INDUSTRIES HOLDINGS, INC.

thereof. As described in Note 24, as a result of the termination of the 2010 Credit Agreement, the guarantees of the subsidiaries of the Company securing obligations under the 2010 Credit Agreement were released. As a result, the subsidiaries were automatically released from their guarantees of the Notes.

        At March 31, 2012, the carrying value of the 2018 Notes and 2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.

Terra Senior Notes

        In 2007, Terra issued $330 million of 7% Senior Notes due 2017 (2017 Notes). In 2009, Terra repurchased approximately $317.5 million aggregate principal amount of the 2017 Notes in a tender offer and consent solicitation, and as a result, substantially all of the restrictive covenants in the indenture governing the 2017 Notes were eliminated. At March 31, 2012, the carrying value of the 2017 Notes that remain outstanding was $13.0 million, which approximates fair value.

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

18.   Derivative Financial Instruments

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

	Three months ended March 31,
	2012	2011
	(in millions)
Realized losses	$(48.2)	$(9.6)
Unrealized mark-to-market (losses) gains	(55.9)	0.7

Net derivative losses	$(104.1)	$(8.9)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	March 31, 2012	December 31, 2011
	(in millions)
Unrealized gains in other current assets	$0.2	$0.5
Unrealized losses in other current liabilities	(130.2)	(74.7)
Unrealized losses in noncurrent liabilities	(0.1)	—

Net unrealized derivative losses	$(130.1)	$(74.2)

        As of March 31, 2012 and December 31, 2011, we had open financial derivative contracts for 112.4 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2012, we used derivatives to cover approximately 79% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At both March 31, 2012 and December 31, 2011, we had no cash collateral on deposit with counterparties for derivative contracts.

        As of March 31, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $130.3 million and $74.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At March 31, 2012 and December 31, 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

CF INDUSTRIES HOLDINGS, INC.

19.   Stock-Based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (the Plan). The awards granted to date are nonqualified stock options and restricted stock. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services.

        A summary of stock option activity under the Plan at March 31, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	1,215,083	$53.95	$111.4
Granted	1,130	182.30	—
Exercised	(165,239)	21.10	26.1
Forfeited	(1,924)	113.00	—

Outstanding at March 31, 2012	1,049,050	59.16	129.6

Exercisable at March 31, 2012	744,313	38.70	107.2

        Cash received from stock option exercises for the three months ended March 31, 2012 was $3.5 million.

        A summary of restricted stock activity under the Plan at March 31, 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	112,571	$100.83
Granted	380	182.30

Outstanding at March 31, 2012	112,951	101.11

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended 31,
	2012	2011
	(in millions)
Stock-based compensation expense	$2.5	$2.4
Income tax benefit	(1.0)	(0.9)

Stock-based compensation expense, net of income taxes	$1.5	$1.5

        As of March 31, 2012, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $9.3 million for stock options, which will be recognized over a weighted average period of 1.9 years, and $5.0 million for restricted stock, which will be recognized over a weighted average period of 1.9 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax

CF INDUSTRIES HOLDINGS, INC.

benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three months ended March 31, 2012 and 2011 was $9.4 million and $6.0 million, respectively.

        In addition to the foregoing, we recognized stock-based compensation expense for TNCLP phantom units provided to non-employee directors of TNGP of $0.7 million for the three months ended March 31, 2012.

20.   Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	2.0	—	2.0
Reclassification to net earnings	—	(0.1)	1.9	1.8
Effect of exchange rate changes and deferred taxes	24.5	(0.7)	(1.1)	22.7

Balance at March 31, 2011	$46.9	$(3.7)	$(70.0)	$(26.8)

Balance at December 31, 2011	$15.4	$(3.0)	$(111.7)	$(99.3)
Unrealized holding gain on securities	—	1.1	—	1.1
Reclassification to net earnings	—	—	3.2	3.2
Effect of exchange rate changes and deferred taxes	25.6	(0.4)	(2.2)	23.0

Balance at March 31, 2012	$41.0	$(2.3)	$(110.7)	$(72.0)

21.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

        The federal criteria for lakes and inland flowing waters (excluding the criteria found arbitrary and capricious by the Court) will become effective on July 6, 2012, subject to the development of numeric nutrient criteria by the State of Florida.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed state rule, and a hearing was held with the Florida Division of Administrative Hearings from February 27 through March 5, 2012. A ruling from the administrative law judge is anticipated in the second quarter of 2012. If the state numeric criteria are promulgated and approved subsequently by the EPA, the state criteria would result in EPA withdrawing the federal numeric criteria.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The development of such criteria has been delayed. The EPA has announced its intention to issue proposed numeric nutrient criteria for these water bodies by May 21, 2012 and a final rule by January 7, 2013. It is unclear the extent to which the February 18, 2012 decision will impact this proposed rule. The numeric criteria proposed by the State of Florida, discussed above, include criteria for coastal and estuarine waters and if finally promulgated by the State and approved by the EPA, would also supplant federal standards for such water bodies.

        The numeric nutrient criteria regulation is not yet final. However, more stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

CF INDUSTRIES HOLDINGS, INC.

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

Other

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we are alleged to have operated in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a remediation of this property. We declined to participate in the cleanup. It is our understanding that the current owner conducted a cleanup of the processing portion of the site pursuant to a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ). The current owner could bring a lawsuit against us seeking contribution to the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit will be brought. In 2011, the current owner and we received a notice from IDEQ that alleged that these parties were potentially responsible parties for the cleanup of the mine portion of the site. IDEQ requested from each party an indication of its willingness to enter into negotiations for an investigation of the mine portion of the site. The current owner indicated a willingness to negotiate. While reserving all rights and not admitting liability, we also indicated a willingness to negotiate. We are not able to estimate at this time our potential liability, if any, with respect to the remediation of this property. However, based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

22.   Segment Disclosures

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

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2012 and 2011 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2012
Net sales
Ammonia	$401.7	$—	$401.7
Granular urea	349.4	—	349.4
UAN	423.7	—	423.7
AN	63.8	—	63.8
DAP	—	209.3	209.3
MAP	—	46.6	46.6
Other	33.1	—	33.1

	1,271.7	255.9	1,527.6
Cost of sales	609.6	206.2	815.8

Gross margin	$662.1	$49.7	$711.8

Total other operating costs and expenses			56.1
Equity in earnings of operating affiliates			15.5

Operating earnings			$671.2

Three months ended March 31, 2011
Net sales
Ammonia	$202.5	$—	$202.5
Granular urea	224.3	—	224.3
UAN	402.3	—	402.3
AN	61.3	—	61.3
DAP	—	186.0	186.0
MAP	—	62.1	62.1
Other	35.5	—	35.5

	925.9	248.1	1,174.0
Cost of sales	483.4	165.6	649.0

Gross margin	$442.5	$82.5	$525.0

Total other operating costs and expenses			2.1
Equity in earnings of operating affiliates			11.5

Operating earnings			$534.4

CF INDUSTRIES HOLDINGS, INC.

        Total assets at March 31, 2012 and December 31, 2011, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2012	$6,105.6	$694.2	$2,817.1	$9,616.9
December 31, 2011	$5,976.9	$696.4	$2,301.2	$8,974.5

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

23.   Condensed Consolidating Financial Statements

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

        Presented below are condensed consolidating statements of operations and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three months ended March 31, 2012 and 2011 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 31, 2012, and December 31, 2011. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$915.9	$473.7	$453.1	$(315.1)	$1,527.6
Cost of sales	—	520.7	353.1	170.5	(228.5)	815.8

Gross margin	—	395.2	120.6	282.6	(86.6)	711.8

Selling, general and administrative expenses	0.5	26.8	1.0	5.5	—	33.8
Other operating—net	—	7.2	3.0	12.1	—	22.3

Total other operating costs and expenses	0.5	34.0	4.0	17.6	—	56.1
Equity in earnings of operating affiliates	—	4.4	3.0	8.1	—	15.5

Operating earnings (loss)	(0.5)	365.6	119.6	273.1	(86.6)	671.2
Interest expense	—	28.2	2.2	0.6	(0.1)	30.9
Interest income	—	(0.2)	4.0	(4.3)	0.1	(0.4)
Net (earnings) of wholly-owned subsidiaries	(368.8)	(151.5)	(133.9)	—	654.2	—
Other non-operating—net	—	0.2	(0.3)	—	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	368.3	488.9	247.6	276.8	(740.8)	640.8
Income tax provision (benefit)	(0.1)	120.1	81.2	5.6	—	206.8
Equity in loss of non-operating affiliates—net of taxes	—	—	—	(2.3)	—	(2.3)

Net earnings	368.4	368.8	166.4	268.9	(740.8)	431.7
Less: Net earnings attributable to noncontrolling interest	—	—	15.7	134.2	(86.6)	63.3

Net earnings attributable to common stockholders	$368.4	$368.8	$150.7	$134.7	$(654.2)	$368.4

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$368.4	$368.8	$166.4	$268.9	$(740.8)	$431.7
Other comprehensive income	27.2	27.2	24.4	33.6	(84.6)	27.8

Comprehensive income	395.6	396.0	190.8	302.5	(825.4)	459.5
Less: Comprehensive income attributable to the noncontrolling interest	—	—	15.7	134.2	(86.1)	63.8

Comprehensive income attributable to common stockholders	$395.6	$396.0	$175.1	$168.3	$(739.3)	$395.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$631.2	$442.1	$408.5	$(307.8)	$1,174.0
Cost of sales	—	359.5	347.9	189.1	(247.5)	649.0

Gross margin	—	271.7	94.2	219.4	(60.3)	525.0

Selling, general and administrative expenses	0.5	22.3	3.5	4.7	—	31.0
Restructuring and integration costs	—	1.1	1.0	—	—	2.1
Other operating—net	—	(31.0)	—	—	—	(31.0)

Total other operating costs and expenses	0.5	(7.6)	4.5	4.7	—	2.1
Equity in earnings of operating affiliates	—	(0.4)	1.0	10.9	—	11.5

Operating earnings (loss)	(0.5)	278.9	90.7	225.6	(60.3)	534.4
Interest expense	—	51.2	0.4	0.6	(0.1)	52.1
Interest income	—	(0.3)	4.4	(4.5)	0.1	(0.3)
Net (earnings) of wholly-owned subsidiaries	(282.4)	(144.5)	(143.1)	—	570.0	—
Other non-operating—net	—	—	(0.3)	—	—	(0.3)

Earnings before income taxes and equity in earnings of non-operating affiliates	281.9	372.5	229.3	229.5	(630.3)	482.9
Income tax provision (benefit)	(0.1)	90.1	67.1	1.7	—	158.8
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	8.5	—	8.5

Net earnings	282.0	282.4	162.2	236.3	(630.3)	332.6
Less: Net earnings attributable to noncontrolling interest	—	—	18.2	92.7	(60.3)	50.6

Net earnings attributable to common stockholders	$282.0	$282.4	$144.0	$143.6	$(570.0)	$282.0

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$282.0	$282.4	$162.2	$236.3	$(630.3)	$332.6
Other comprehensive income	26.5	26.5	23.6	30.4	(79.8)	27.2

Comprehensive income	308.5	308.9	185.8	266.7	(710.1)	359.8
Less: Comprehensive income attributable to the noncontrolling interest	—	—	18.2	92.7	(59.6)	51.3

Comprehensive income attributable to common stockholders	$308.5	$308.9	$167.6	$174.0	$(650.5)	$308.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	March 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$306.2	$573.7	$833.4	$—	$1,713.3
Accounts receivable—net	—	197.0	409.0	566.7	(707.8)	464.9
Inventories—net	—	184.5	51.7	29.3	—	265.5
Prepaid income taxes	—	348.1	—	—	(348.1)	—
Other	—	4.0	5.5	5.2	—	14.7

Total current assets	—	1,039.8	1,039.9	1,434.6	(1,055.9)	2,458.4
Property, plant and equipment—net	—	777.9	1,563.2	1,371.4	—	3,712.5
Asset retirement obligation funds	—	147.6	—	—	—	147.6
Investments in and advances to unconsolidated affiliates	3,903.0	5,661.6	1,224.7	923.8	(10,778.4)	934.7
Investments in auction rate securities	—	71.1	—	—	—	71.1
Due from affiliates	1,029.1	—	1,523.0	—	(2,552.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Deferred income taxes	—	44.6	—	—	(44.6)	—
Other assets	—	89.8	111.5	26.8	—	228.1

Total assets	$4,932.1	$7,833.3	$7,525.9	$3,756.6	$(14,431.0)	$9,616.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$226.8	$67.3	$47.3	$(22.2)	$319.3
Income taxes payable	—	—	479.2	8.6	(348.1)	139.7
Customer advances	—	290.5	87.3	22.1	—	399.9
Notes payable	—	300.0	—	—	(300.0)	—
Deferred income taxes	—	106.7	—	—	—	106.7
Distributions payable to noncontrolling interest	—	—	—	586.3	(433.2)	153.1
Other	—	108.5	—	23.3	—	131.8

Total current liabilities	0.1	1,032.5	633.8	687.6	(1,103.5)	1,250.5

Notes payable	—	—	—	14.5	(9.6)	4.9
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	819.0	173.8	(44.6)	948.2
Due to affiliates	—	1,030.4	—	1,521.7	(2,552.1)	—
Other noncurrent liabilities	—	267.4	135.4	36.6	—	439.4
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	4.3	(157.4)	0.7
Paid-in capital	2,820.3	739.8	4,450.2	987.2	(6,177.3)	2,820.2
Retained earnings	3,183.2	3,235.2	946.1	248.3	(4,429.6)	3,183.2
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(72.0)	(72.0)	11.3	17.3	43.4	(72.0)

Total stockholders' equity	4,932.0	3,903.0	5,560.7	1,322.4	(10,786.2)	4,931.9
Noncontrolling interest	—	—	364.0	—	65.0	429.0

Total equity	4,932.0	3,903.0	5,924.7	1,322.4	(10,721.2)	5,360.9

Total liabilities and equity	$4,932.1	$7,833.3	$7,525.9	$3,756.6	$(14,431.0)	$9,616.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$300.2	$808.1	$—	$1,207.0
Accounts receivable	—	76.9	367.4	439.0	(613.9)	269.4
Inventories—net	—	212.6	62.9	28.7	—	304.2
Prepaid income taxes	—	289.4	—	—	(289.4)	—
Other	—	6.0	6.6	5.4	—	18.0

Total current assets	—	683.6	737.1	1,281.2	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	1,592.4	1,375.9	—	3,736.0
Deferred income taxes	—	26.1	—	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	—	145.4
Investments in and advances to unconsolidated affiliates	3,533.4	5,484.7	1,346.1	919.4	(10,355.0)	928.6
Investments in auction rate securities	—	70.9	—	—	—	70.9
Due from affiliates	1,013.8	—	1,398.3	—	(2,412.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	91.4	113.8	25.3	—	230.5

Total assets	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$216.3	$74.7	$58.4	$(21.8)	$327.7
Income taxes payable	—		396.9	21.0	(289.4)	128.5
Customer advances	—	184.3	65.1	7.8	—	257.2
Notes payable	—	300.0	—	—	(300.0)	—
Deferred income taxes	—	90.1	—	—	—	90.1
Distributions payable to noncontrolling interest	—	—	—	441.7	(292.0)	149.7
Other	—	66.0	—	12.0	—	78.0

Total current liabilities	0.1	856.7	536.7	540.9	(903.2)	1,031.2

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	811.9	171.0	(26.1)	956.8
Due to affiliates	—	1,014.8	—	1,397.3	(2,412.1)	—
Other noncurrent liabilities	—	265.8	135.1	34.9	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,804.8	739.9	4,450.2	1,098.0	(6,288.1)	2,804.8
Retained earnings	2,841.0	2,892.7	795.2	263.3	(3,951.2)	2,841.0
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(13.1)	(16.3)	128.5	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,385.4	1,443.5	(10,362.4)	4,547.0
Noncontrolling interest	—	—	369.2	—	16.7	385.9

Total equity	4,547.1	3,533.4	5,754.6	1,443.5	(10,345.7)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$368.4	$368.8	$166.4	$268.9	$(740.8)	$431.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	29.4	38.3	35.4	—	103.1
Deferred income taxes	—	(3.7)	(1.4)	(1.2)	—	(6.3)
Stock compensation expense	2.6	—	—	0.6	—	3.2
Excess tax benefit from stock-based compensation	(9.4)	—	—	—	—	(9.4)
Unrealized loss (gain) on derivatives	—	44.4	—	11.5	—	55.9
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	0.9	3.0	—	— —	3.9
Undistributed (earnings) of affiliates—net	(368.8)	(242.7)	(135.8)	4.7	740.8	(1.8)
Due to/from affiliates—net	(5.9)	6.2	130.9	(131.2)	—	—
Changes in:
Accounts receivable	—	(24.9)	(41.6)	(123.7)	(1.5)	(191.7)
Margin deposits	—	0.8	—	—	—	0.8
Inventories	—	32.5	15.5	(4.5)	—	43.5
Accrued income taxes	—	(48.6)	82.3	(12.9)	—	20.8
Accounts payable and accrued expenses	0.2	8.4	(7.2)	(12.2)	1.5	(9.3)
Customer advances—net	—	106.2	22.2	14.1	—	142.5
Other—net	—	3.9	33.6	(21.2)	—	16.3

Net cash provided by (used in) operating activities	(12.9)	281.6	306.2	28.3	—	603.2

Investing Activities:
Additions to property, plant and equipment	—	(42.3)	(11.8)	(10.2)	—	(64.3)
Proceeds from sale of property, plant and equipment and non-core assets	—	3.9	—	—	—	3.9
Sales and maturities of short-term and auction rate securities	—	—	—	—	—	—
Deposit to asset retirement funds	—	(2.2)	—	—	—	(2.2)
Other—net	—	—	—	—	—	—

Net cash (used in) provided by investing activities	—	(40.6)	(11.8)	(10.2)	—	(62.6)

Financing Activities:
Payments of long-term debt	—	—	—	—	—	—
Dividends paid on common stock	(26.2)	—	—	—	—	(26.2)
Dividends to/from affiliates	26.2	(26.2)	—	—	—	—
Distributions to/from noncontrolling interest	—	—	(20.9)	—	—	(20.9)
Issuances of common stock under employee stock plans	3.5	—	—	—	—	3.5
Excess tax benefit from stock-based compensation	9.4	—	—	—	—	9.4
Other—net	—	—	—	—	—	—

Net cash (used in) provided by financing activities	12.9	(26.2)	(20.9)	—	—	(34.2)

Effect of exchange rate changes on cash and cash equivalents	—	(7.3)	—	7.2	—	(0.1)

Increase in cash and cash equivalents	—	207.5	273.5	25.3	—	506.3
Cash and cash equivalents at beginning of period	—	98.7	300.2	808.1	—	1,207.0

Cash and cash equivalents at end of period	$—	$306.2	$573.7	$833.4	$—	$1,713.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$282.0	$282.4	$162.2	$236.3	$(630.3)	$332.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	49.5	33.6	35.4	—	118.5
Deferred income taxes	2.2	9.0	10.2	(4.8)	—	16.6
Stock compensation expense	2.4	—	—	—	—	2.4
Excess tax benefit from stock-based compensation	(6.0)	—	—	—	—	(6.0)
Unrealized (gain) loss on derivatives	—	1.1	(0.4)	(1.4)	—	(0.7)
(Gain) on disposal of property, plant and equipment	—	(32.7)	—	—	—	(32.7)
Undistributed (earnings) loss of affiliates—net	(282.4)	(205.0)	(144.1)	(23.7)	630.3	(24.9)
Due to/from affiliates—net	(7.1)	7.4	55.9	(56.2)	—	—
Changes in (net of effects of acquisition):
Accounts receivable	—	228.9	(15.4)	(66.5)	(165.3)	(18.3)
Margin deposits	—	2.7	—	—	—	2.7
Inventories	—	(99.2)	(24.7)	0.5	—	(123.4)
Accrued income taxes	—	15.1	49.5	6.6	—	71.2
Accounts payable and accrued expenses	—	33.2	(177.0)	(7.3)	165.3	14.2
Customer advances—net	—	218.4	116.8	(19.5)	—	315.7
Other—net	—	(2.2)	(3.6)	9.1	—	3.3

Net cash provided by (used in) operating activities	(8.9)	508.6	63.0	108.5	—	671.2

Investing Activities:
Additions to property, plant and equipment	—	(25.8)	(24.0)	(5.1)	—	(54.9)
Proceeds from sale of property, plant and equipment and non-core assets	—	39.2	—	—	—	39.2
Sales and maturities of short-term and auction rate securities	—	0.5	—	—	—	0.5
Other—net	—	—	—	31.3	—	31.3

Net cash provided by (used in) investing activities	—	13.9	(24.0)	26.2	—	16.1

Financing Activities:
Proceeds from long-term borrowings	—	—	—	—	—	—
Payments of long-term debt	—	(346.0)	—	—	—	(346.0)
Dividends paid on common stock	(7.1)	—	—	—	—	(7.1)
Dividends to/from affiliates	7.1	(7.1)	—	—	—	—
Distributions to noncontrolling interest	—	—	(6.3)	—	—	(6.3)
Issuances of common stock under employee stock plans	2.9	—	—	—	—	2.9
Excess tax benefit from stock-based compensation	6.0	—	—	—	—	6.0

Net cash provided by (used in) financing activities	8.9	(353.1)	(6.3)	—	—	(350.5)

Effect of exchange rate changes on cash and cash equivalents	—	(5.8)	—	5.4	—	(0.4)

Increase (decrease) in cash and cash equivalents	—	163.6	32.7	140.1	—	336.4
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$299.8	$196.7	$637.6	$—	$1,134.1

CF INDUSTRIES HOLDINGS, INC.

24.   Subsequent Event

        On May 1, 2012, the Company terminated the 2010 Credit Agreement described in Note 17—Financing Agreements, and all of the guarantees and all of the liens on the assets of the Company and its subsidiaries securing obligations under the 2010 Credit Agreement were released. Immediately after terminating the 2010 Credit Agreement, the Company, as a guarantor, and CF Industries, as borrower, entered into a $500 million senior unsecured credit agreement, dated May 1, 2012 (the 2012 Credit Agreement), which provides for a revolving credit facility (the 2012 Revolving Credit Facility) of up to $500 million with a maturity of five years. On May 1, 2012, the letters of credit outstanding under the 2010 Credit Agreement became letters of credit under the 2012 Credit Agreement. As a result, as of May 1, 2012, there was $491.2 million of available credit under the 2012 Revolving Credit Facility (net of the outstanding letters of credit), and there were no borrowings outstanding.

        Borrowings under the 2012 Credit Agreement will bear interest at a variable rate based on an applicable margin over LIBOR or a base rate. Borrowings under the 2012 Revolving Credit Facility may be used for working capital, capital expenditures, acquisitions, share repurchases and other general purposes. The 2012 Credit Agreement requires that the Company maintain a minimum interest coverage ratio and a maximum total leverage ratio and includes other customary terms and conditions, including customary events of default and covenants.

        All obligations under the 2012 Credit Agreement are unsecured. Currently the Company is the only guarantor of CF Industries' obligations under the 2012 Credit Agreement. Certain of CF Industries' material domestic subsidiaries will be required to become guarantors under the 2012 Credit Agreement only if such subsidiary guarantees other debt for borrowed money (subject to certain exceptions) of the Company or CF Industries in excess of $250 million. Currently, no such subsidiary guarantees debt for borrowed money in excess of $250 million.

        Under the supplemental indentures governing the Notes described in Note 17, the Notes are to be guaranteed by the Company and each of its current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the 2010 Credit Agreement, or any renewal, replacement or refinancing thereof, including the 2012 Credit Agreement. Upon the release by the Company and its subsidiaries of their guarantees under the 2010 Credit Agreement, those subsidiaries were automatically released from their guarantees of the Notes. In the event that a subsidiary of the Company, other than CF Industries, becomes a borrower or a guarantor under the 2012 Credit Agreement, it would be required to become a guarantor of the Notes.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2012 Compared to the First Quarter of 2011

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Holdings

Our Company

        We are one of the largest manufacturers and distributors of nitrogen and phosphate fertilizer products in the world. Our operations are organized into two business segments—the nitrogen segment and the phosphate segment. Our principal customers are cooperatives and independent fertilizer distributors. Our principal fertilizer products in the nitrogen segment are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our principal fertilizer products in the phosphate segment are diammonium phosphate, or DAP, and monoammonium phosphate, or MAP.

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

CF INDUSTRIES HOLDINGS, INC.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $368.4 million in the first quarter of 2012 compared to net earnings of $282.0 million in the same quarter of 2011. Our results for the first quarter of 2012 included a $55.9 million pre-tax unrealized mark-to-market loss ($34.7 million after tax) on natural gas derivatives.

  •
  The net earnings attributable to common stockholders of $282.0 million in the first quarter of 2011 included $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized in interest expense upon repayment of the senior secured term loan related to the Terra acquisition, a $32.5 million ($20.0 million after tax) gain on the sale of four dry-product warehouses, $2.1 million ($1.3 million after tax) of restructuring and integration costs associated with the Terra acquisition and a $0.7 million pre-tax unrealized mark-to-market gain ($0.4 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $186.8 million to $711.8 million in the first quarter of 2012 from $525.0 million in the same quarter of 2011 due primarily to higher average selling prices and sales volume in the nitrogen segment, partially offset by a decrease in gross margin, driven primarily by lower average selling prices and higher sulfur and ammonia costs in the phosphate segment.

  •
  Our net sales increased $353.6 million, or 30%, to $1,527.6 million in the first quarter of 2012 from $1,174.0 million in the first quarter of the prior year. The increase in net sales was due primarily to higher nitrogen and phosphate fertilizer sales volumes and higher average nitrogen fertilizer selling prices, partially offset by lower average phosphate fertilizer selling prices. Total sales volume (measured in short tons) in the first quarter of 2012 increased 13% from the prior year period as increases in ammonia, granular urea and phosphate fertilizer sales volumes were partially offset by a decrease in UAN sales volume.

CF INDUSTRIES HOLDINGS, INC.

  •
  Cash flow from operations in the first three months of 2012 compared to the same period of 2011 decreased $68.0 million to $603.2 million, due primarily to greater cash investments in working capital, which offset the impact of improved net earnings.

  •
  We paid cash dividends of $26.2 million and $7.1 million in the first three months of 2012 and 2011, respectively. The increase is due primarily to an increase in the quarterly dividend to $0.40 per common share from $0.10 per common share, which occurred in the third quarter of 2011.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three Months Ended March 31
	2012	2011	2012 v. 2011
	(in millions, except per share amounts)
Net sales	$1,527.6	$1,174.0	$353.6	30.1%
Cost of sales	815.8	649.0	166.8	25.7%

Gross margin	711.8	525.0	186.8	35.6%
Selling, general and administrative expenses	33.8	31.0	2.8	9.0%
Restructuring and integration costs	—	2.1	(2.1)	(100.0)%
Other operating—net	22.3	(31.0)	53.3	(171.9)%

Total other operating costs and expenses	56.1	2.1	54.0	N/M
Equity in earnings of operating affiliates	15.5	11.5	4.0	34.8%

Operating earnings	671.2	534.4	136.8	25.6%
Interest expense	30.9	52.1	(21.2)	(40.7)%
Interest income	(0.4)	(0.3)	(0.1)	33.3%
Other non-operating—net	(0.1)	(0.3)	0.2	(66.7)%

Earnings before income taxes and equity in earnings of non-operating affiliates	640.8	482.9	157.9	32.7%
Income tax provision	206.8	158.8	48.0	30.2%
Equity in earnings (loss) of non-operating affiliates—net of taxes	(2.3)	8.5	(10.8)	(127.1)%

Net earnings	431.7	332.6	99.1	29.8%
Less: Net earnings attributable to noncontrolling interest	63.3	50.6	12.7	25.1%

Net earnings attributable to common stockholders	$368.4	$282.0	$86.4	30.6%

Diluted net earnings per share attributable to common stockholders	$5.54	$3.91	$1.63
Diluted weighted average common shares outstanding	66.5	72.1	(5.6)
Dividends declared per common share	$0.40	$0.10	$0.30

N/M—Not Meaningful

First Quarter of 2012 Compared to the First Quarter of 2011

Consolidated Operating Results

        Our total gross margin increased $186.8 million to $711.8 million in the first quarter of 2012 from $525.0 million in the same quarter of 2011 due primarily to an increase in gross margin in the nitrogen segment, partially offset by a decrease in gross margin in the phosphate segment. In the nitrogen segment, the gross margin increased by $219.6 million to $662.1 million in the first quarter of 2012 compared to $442.5 million in the same quarter of the prior year due primarily to higher sales volumes and average nitrogen fertilizer selling prices, partially offset by unrealized mark-to-market losses on natural gas derivatives in the current year quarter compared to unrealized gains in the prior year quarter. In the phosphate segment, gross margin decreased by $32.8 million to $49.7 million in the first quarter of 2012 compared to $82.5 million in the first quarter of 2011 due primarily to lower average phosphate fertilizer selling prices and higher sulfur and ammonia costs, partially offset by higher sales volumes.

CF INDUSTRIES HOLDINGS, INC.

        We reported net earnings attributable to common stockholders of $368.4 million in the first quarter of 2012 compared to net earnings of $282.0 million in the same quarter of 2011. Our results for the first quarter of 2012 included a $55.9 million pre-tax unrealized mark-to-market loss ($34.7 million after tax) on natural gas derivatives.

        The net earnings attributable to common stockholders of $282.0 million in the first quarter of 2011 included $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized in interest expense upon repayment of the senior secured term loan related to the Terra acquisition, a $32.5 million ($20.0 million after tax) gain on the sale of four dry-product warehouses, $2.1 million ($1.3 million after tax) of restructuring and integration costs associated with the Terra acquisition and a $0.7 million pre-tax unrealized mark-to-market gain ($0.4 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased $353.6 million to $1,527.6 million in the first quarter of 2012 from $1,174.0 million in the first quarter of 2011. This increase was due primarily to a 22% increase in average nitrogen fertilizer selling prices and higher nitrogen and phosphate fertilizer sales volumes, partially offset by 12% lower phosphate fertilizer average selling prices. Total sales volume in the first quarter of 2012 increased 13% from the prior year period as increases in ammonia, granular urea and phosphate fertilizer sales volumes were partially offset by a decrease in UAN sales volume.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $190 per ton in the first quarter of 2012 compared to $170 per ton in the same quarter of 2011. The 12% period-over-period increase in cost of sales per ton was due primarily to unrealized mark-to-market losses on natural gas derivatives in the current year quarter compared to unrealized gains in the prior year quarter. Phosphate segment cost of sales averaged $400 per ton in the first quarter of 2012 compared to $376 per ton in the prior year period. This 6% increase was due primarily to higher sulfur and ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $2.8 million to $33.8 million in the first quarter of 2012 from $31.0 million in the first quarter of 2011 due primarily to higher professional service fees, including costs associated with the design and implementation of a new enterprise resource planning (ERP) software system, and higher performance-based incentive compensation.

Other Operating—Net

        Net other operating expense increased $53.3 million to $22.3 million in the first quarter of 2012 as compared to income of $31.0 million in the first quarter of 2011. The expense recorded in the first three months of 2012 includes costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, losses on the disposal of property, plant and equipment and foreign exchange costs. The income recorded in the first quarter of 2011 consists primarily of a $32.5 million gain on the sale of four dry-product warehouses.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates in the first quarter of 2012 consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $4.0 million increase in the first quarter of 2012 is due to improved PLNL operating results.

Interest—Net

        Net interest expense was $30.5 million in the first quarter of 2012 compared to $51.8 million in the same quarter of 2011. The decrease in net interest expense reflected the absence of $19.9 million of accelerated amortization of debt fees recognized in 2011 upon repayment of the senior secured term loan. Our remaining debt outstanding as of March 31, 2012 consists primarily of our two $800.0 million series of senior notes due in 2018 and 2020, respectively.

Income Taxes

        Our income tax provision for the quarter ended March 31, 2012 was $206.8 million on pre-tax income of $640.8 million, or an effective tax rate of 32.3%, compared to an income tax provision of $158.8 million on pre-tax income of $482.9 million, or an effective tax rate of 32.9%, in the prior year's first quarter. The effective tax rate for the first quarter of 2012 based upon pre-tax income exclusive of earnings attributable to noncontrolling interests was 35.8% compared to 36.7% in the prior year's first quarter. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interests was driven primarily by higher state taxes in the prior year due to the impact of tax rate increases which were effective in the prior year quarter. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13 to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K for additional information on income taxes.

Equity in Earnings (Loss) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (loss) of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $2.3 million loss in the first quarter of 2012 compared to $8.5 million of earnings in the same quarter of 2011 was due primarily to the net loss reported by GrowHow reflecting repairs and maintenance resulting from a fire that occurred in 2011.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $12.7 million increase in net earnings attributable to the noncontrolling interest is due primarily to improved operating results for CFL during the three months ended March 31, 2012 compared to the same period of 2011. During the first quarter of 2012, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $5.54 in the first quarter of 2012 from $3.91 in the first quarter of 2011 due primarily to the increase in net earnings attributable to common stockholders and a decrease in the weighted average shares outstanding due to repurchasing 6.5 million shares of our common stock during 2011 under our share repurchase program.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended March 31
	2012	2011
			2012 v. 2011
	(in millions, except as noted)
Net sales	$1,271.7	$925.9	$345.8	37.3%
Cost of sales	609.6	483.4	126.2	26.1%

Gross margin	$662.1	$442.5	$219.6	49.6%
Gross margin percentage	52.1%	47.8%
Tons of product sold (000s)	3,201	2,841	360	12.7%
Sales volume by product (000s)
Ammonia	672	410	262	63.9%
Granular urea	758	604	154	25.5%
UAN	1,401	1,454	(53)	(3.6)%
AN	247	244	3	1.2%
Other nitrogen products	123	129	(6)	(4.7)%
Average selling price per ton by product
Ammonia	$598	$494	$104	21.1%
Granular urea	461	371	90	24.3%
UAN	302	277	25	9.0%
AN	259	251	8	3.2%
Cost of natural gas (per MMBtu)(1)	$3.48	$4.32	$(0.84)	(19.4)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.46	$4.16	$(1.70)	(40.9)%
Depreciation and amortization	$82.5	$78.3	$4.2	5.4%
Capital expenditures	$36.1	$45.8	$(9.7)	(21.2)%
Production volume by product (000s)
Ammonia(2)	1,835	1,847	(12)	(0.6)%
Granular urea	705	651	54	8.3%
UAN (32%)	1,473	1,574	(101)	(6.4)%
AN	242	258	(16)	(6.2)%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2012 Compared to the First Quarter of 2011

        Net Sales.    Nitrogen segment net sales increased $345.8 million to $1,271.7 million in the first quarter of 2012 compared to $925.9 million in the first quarter of 2011 due primarily to higher average nitrogen fertilizer selling prices and ammonia and granular urea sales volume partially offset by lower UAN sales volume. Average nitrogen fertilizer selling prices increased to $397 per ton in the first quarter of 2012 from $326 per ton in the same quarter of 2011 with increases across all products. The favorable nitrogen fertilizer pricing environment resulted from tight industry-wide supply due to increased demand caused by an early start to the North American spring application season, and the anticipation of a high level of planted acres in 2012. Nitrogen segment sales volume in the first quarter of 2012 was 13% higher than in the first quarter of last year due primarily to higher ammonia and granular urea sales volumes partially offset by lower UAN sales volume. The increase in ammonia and granular urea sales volumes was due primarily to an early start to the spring application season. UAN sales volume decreased 4% in the first quarter of 2012 compared to the first quarter of 2011. This decrease reflected our decision to reduce our emphasis on UAN sales given the pricing levels in the marketplace.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $190 per ton in the first quarter of 2012 compared to $170 per ton in the first quarter of 2011. The increase in cost of sales per ton is due primarily to unrealized mark-to-market losses on natural gas derivatives of $55.9 million in the first quarter of 2012 compared to $0.7 million of unrealized mark-to-market gains in the first quarter of 2011.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended March 31
	2012	2011
			2012 v. 2011
	(in millions, except as noted)
Net sales	$255.9	$248.1	$7.8	3.1%
Cost of sales	206.2	165.6	40.6	24.5%

Gross margin	$49.7	$82.5	$(32.8)	(39.8)%
Gross margin percentage	19.4%	33.3%
Tons of product sold (000s)	516	440	76	17.3%
Sales volume by product (000s)
DAP	424	331	93	28.1%
MAP	92	109	(17)	(15.6)%
Domestic vs. export sales (000s)
Domestic	325	394	(69)	(17.5)%
Export	191	46	145	315.2%
Average selling price per ton by product
DAP	$494	$562	$(68)	(12.1)%
MAP	506	569	(63)	(11.1)%
Depreciation, depletion and amortization	$13.4	$11.8	$1.6	13.6%
Capital expenditures	$21.7	$4.5	$17.2	382.2%
Production volume by product (000s)
Phosphate rock	938	853	85	10.0%
Sulfuric acid	583	667	(84)	(12.6)%
Phosphoric acid as P2O5(1)	226	262	(36)	(13.7)%
DAP/MAP	450	519	(69)	(13.3)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

First Quarter of 2012 Compared to the First Quarter of 2011

        Net Sales.    Phosphate segment net sales increased $7.8 million to $255.9 million in the first quarter of 2012 compared to $248.1 million in the same quarter of 2011 due to higher sales volume, partially offset by lower average selling prices. Our total sales volume of 516,000 tons in the first quarter of 2012 was 17% higher than in the first quarter of 2011 due primarily to higher export sales. In response to low domestic demand and higher margins in the international marketplace for phosphate fertilizer, we exported 191,000 tons in the first quarter of 2012 compared to 46,000 tons in the same period of the prior year. Average selling prices for the first quarter of 2012 decreased by 12% compared to the prior year period, due to excess industry inventory relative to demand globally.

        Cost of Sales.    Phosphate segment cost of sales averaged $400 per ton in the first quarter of 2012 compared to $376 per ton in the prior year period. The 6% increase was due primarily to higher sulfur and ammonia costs.

Liquidity and Capital Resources

        Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes and dividends. Our working capital requirements are

CF INDUSTRIES HOLDINGS, INC.

affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business.

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

Cash Balances

        As of March 31, 2012, we had cash and cash equivalents of $1.7 billion. As of December 31, 2011, we had cash and cash equivalents of $1.2 billion.

Investments in Auction Rate Securities

        As of March 31, 2012, our investments in auction rate securities were reported at their fair value of $71.1 million, after reflecting a $4.5 million unrealized holding loss against a par value of $75.6 million. At December 31, 2011, our investments in auction rate securities totaled $70.9 million, after reflecting a $4.7 million unrealized holding loss against a par value of $75.6 million.

        Because the traditional auction process for auction rate securities generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as auctions for these securities are successful, buyers are found outside the auction process, or the securities are redeemed by the issuers. During the first three months of 2012, none of our auction rate securities were redeemed. In accordance with our policies, we review the underlying securities and assess the creditworthiness of these securities as part of our investment process.

        We determined the fair value of these investments at March 31, 2012 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 5 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of fair value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.2 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

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

CF INDUSTRIES HOLDINGS, INC.

Debt

        As of March 31, 2012 and December 31, 2011, we had $1.6 billion of outstanding senior notes and $13.0 million of Terra 7% senior notes due 2017 (2017 Notes). Our senior notes were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.9 million as of March 31, 2012 compared to $4.8 million as of December 31, 2011.

        At March 31, 2012, we had a senior secured revolving credit facility, which provided for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. As of March 31, 2012 and December 31, 2011, $491.2 million was available for borrowing under the revolving credit facility, reflecting $8.8 million of outstanding letters of credit and no outstanding borrowings thereunder. On May 1, 2012, we terminated the senior secured revolving credit facility and then entered into a new senior unsecured revolving credit facility, which provides for $500 million of borrowings outstanding at any time for working capital, capital expenditures, acquisitions, share repurchases and other general purposes.

        The credit agreement governing our former senior secured revolving credit facility included, and our new senior unsecured revolving credit facility includes, representations and warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of March 31, 2012, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

        See Notes 17 and 24 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our outstanding indebtedness.

Capital Spending

        Capital expenditures of $64.3 million were made in the first quarter of 2012 to sustain our asset base, to increase our production capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. We expect to spend approximately $400 million on capital expenditures in 2012 as compared to $247.2 million in 2011. The anticipated increase is due primarily to an increase in scheduled turnarounds in 2012, higher spending on environmental, health and safety projects and the announced projects to increase production and efficiency at our Donaldsonville nitrogen complex.

Forward Sales and Customer Advances

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

CF INDUSTRIES HOLDINGS, INC.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of March 31, 2012 and December 31, 2011, we had approximately $399.9 million and $257.2 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances are a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders at any point in time may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported sales. We also may be subject to certain charges under these arrangements should we be unable to deliver product at the specified time. If the level of forward sales were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our senior revolving credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

CF INDUSTRIES HOLDINGS, INC.

are in net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of March 31, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $130.3 million and $74.7 million, respectively, for which we have no cash collateral on deposit with these counterparties.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). We expect to deposit approximately $50.0 million in 2012 which will fully fund the trust account for the Plant City Consent Decree and we expect to fund the remaining $2.0 million in the State of Florida Financial Assurance escrow account by 2016. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by the timing of activities, refinements in scope, technological developments, cost inflation, discount rates and changes in regulations. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At March 31, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack system closure and land reclamation are determined and accounted for on an accrual basis as described in Note 9 to our unaudited interim consolidated financial statements included in Part 1 of this report. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida Financial Assurance. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

CF INDUSTRIES HOLDINGS, INC.

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

        We contributed approximately $1.2 million to our pension plans in the three months ended March 31, 2012. We expect to contribute approximately $18.8 million to our pension plans over the remaining nine months of 2012.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first quarter of 2012 was $603.2 million as compared to $671.2 million in the same period of 2011. The $68.0 million decrease in cash flow from operations was due primarily to greater cash invested in working capital during the first quarter of 2012 as compared to the first quarter of 2011, which offset a $99.1 million increase in net earnings. The increase in the amount of cash invested in working capital in the first quarter of 2012 was due primarily to an increase in accounts receivable and a decline in cash received from customers for advances on forward sales in the first quarter of 2012 as compared to the first quarter of 2011. Warm late 2011 winter and early 2012 spring weather led to an increase in shipments late in the quarter as customers began spring fertilizer deliveries to accommodate plantings earlier than in the prior year period.

Investing Activities

        Net cash used in investing activities was $62.6 million in the first quarter of 2012 compared to $16.1 million provided by investing activities in the same quarter of 2011. The cash used in investing activities in the first three months of 2012 was primarily for $64.3 million of capital expenditures. The cash provided by investing activities in the first quarter of 2011 consisted primarily of proceeds from the sale of property, plant and equipment, including $38.1 million from the sale of four dry-product warehouses.

Financing Activities

        Net cash used in financing activities was $34.2 million in the first quarter of 2012 compared to $350.5 million used in financing activities in the same period of 2011. In the first quarter of 2011, $346.0 million was used for the repayment of long term debt. In the first quarter of 2012, we paid distributions to our noncontrolling interests of $20.9 million compared to $6.3 million in the same period of the prior year. Dividends paid on common stock were $26.2 million and $7.1 million in the first quarters of 2012 and 2011, respectively.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2012:

	Remainder of 2012	2013	2014	2015	2016	After 2016	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,613.0	$1,613.0
Notes payable(2)	—	4.9	—	—	—	—	4.9
Interest payments on long-term debt and notes payable(1)	115.8	117.1	116.9	113.9	112.9	282.2	858.8
Other Obligations
Operating leases	54.7	60.4	40.4	23.4	21.2	54.4	254.5
Equipment purchases and plant improvements	130.7	34.5	0.9	—	—	—	166.1
Transportation(3)	65.9	29.0	17.1	15.5	16.0	146.5	290.0
Purchase obligations(4)(5)	266.8	211.6	115.4	114.6	112.2	222.0	1,042.6
Contributions to Pension Plans(6)	18.8	—	—	—	—	—	18.8

Total(7)	$652.7	$457.5	$290.7	$267.4	$262.3	$2,318.1	$4,248.7

(1)
Based on debt balances and interest rates as of March 31, 2012.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2012 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas that are valued based on prevailing market-based forward prices at March 31, 2012. Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. Based on market prices at March 31, 2012, the commitment for the remainder of 2012 is $81.0 million, the annual commitment is $110.9 million and the total remaining commitment is $746.3 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2012. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Excludes $76.3 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 11—Income Taxes, to our unaudited interim consolidated financial statements included in Part 1 of this report and Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

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

CF INDUSTRIES HOLDINGS, INC.

        Our operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 26 to our consolidated financial statements included in our 2011 Annual Report on Form 10-K for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies and estimates in Note 2 to our audited consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of our 2011 Annual Report on Form 10-K. We discuss our critical accounting estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. There were no changes to our significant accounting policies or estimates during the first three months of 2012.

Recent Accounting Pronouncements

        See Note 3 to our unaudited interim consolidated financial statements included in Part 1 of this report for a discussion of recent accounting pronouncements.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our Form 10-K, filed with the SEC on February 27, 2012. Such factors include, among others:

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

  •
  our ability to implement a new enterprise resource planning system and complete other system integration activities;

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

  •
  the seasonality of the fertilizer business;

CF INDUSTRIES HOLDINGS, INC.

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

        The derivative instruments that we use currently are natural gas swap contracts. These contracts settle using NYMEX futures price indexes, which represent fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

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

        As of March 31, 2012 and December 31, 2011, we had open derivative contracts for 112.4 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the three months ended March 31, 2012, we used derivatives to cover approximately 79% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $112.4 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. There can be no guarantee that significant increases in input prices can always be recovered through increases in selling prices. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also may, from time to time, purchase ammonia, granular urea, UAN, DAP and MAP to augment or replace production at our facilities.

Investments in Auction Rate Securities

        As of March 31, 2012, we had $71.1 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5

CF INDUSTRIES HOLDINGS, INC.

to our unaudited interim consolidated financial statements included in Part 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at March 31, 2012 was $4.5 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $71.1 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $4.2 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $0.8 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of March 31, 2012, we had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. In addition, we had $13.0 million of the Terra 7% senior notes due 2017 outstanding. The fair value of our long-term debt at March 31, 2012 was approximately $1.9 billion. Our senior revolving credit facility bears a current market rate of interest and we are subject to interest rate risk on borrowings under the facility. However, as of March 31, 2012, there were no borrowings under the facility.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 4.    MINE SAFETY DISCLOSURES.

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 60 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 4, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 4, 2012	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 4, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements