Form 10-Q
period 2012-06-30
CF Industries Holdings, Inc.
filed 2012-08-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        62,697,305 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 31, 2012.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$1,735.6	$1,801.7	$3,263.2	$2,975.7
Cost of sales	692.3	934.3	1,508.1	1,583.3

Gross margin	1,043.3	867.4	1,755.1	1,392.4

Selling, general and administrative expenses	41.3	31.7	75.1	62.7
Restructuring and integration costs	—	1.3	—	3.4
Other operating—net	10.8	3.9	33.1	(27.1)

Total other operating costs and expenses	52.1	36.9	108.2	39.0
Equity in earnings of operating affiliates	13.8	14.2	29.3	25.7

Operating earnings	1,005.0	844.7	1,676.2	1,379.1
Interest expense	45.3	30.8	76.2	82.9
Interest income	—	(0.9)	(0.4)	(1.2)
Other non-operating—net	(0.6)	(0.2)	(0.7)	(0.5)

Earnings before income taxes and equity in earnings of non-operating affiliates	960.3	815.0	1,601.1	1,297.9
Income tax provision	309.2	281.0	516.0	439.8
Equity in earnings of non-operating affiliates-net of taxes	27.2	9.8	24.9	18.3

Net earnings	678.3	543.8	1,110.0	876.4
Less: Net earnings attributable to noncontrolling interest	72.0	56.4	135.3	107.0

Net earnings attributable to common stockholders	$606.3	$487.4	$974.7	$769.4

Net earnings per share attributable to common stockholders:
Basic	$9.42	$6.81	$15.01	$10.77

Diluted	$9.31	$6.75	$14.81	$10.66

Weighted average common shares outstanding:
Basic	64.3	71.6	64.9	71.4

Diluted	65.2	72.2	65.8	72.2

Dividends declared per common share	$0.40	$0.10	$0.80	$0.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Net earnings	$678.3	$543.8	$1,110.0	$876.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(5.5)	1.7	20.6	26.9
Unrealized gain (loss) on securities—net of taxes	(0.3)	1.6	0.4	2.8
Defined benefit plans—net of taxes	2.2	1.5	3.2	2.3

	(3.6)	4.8	24.2	32.0

Comprehensive income	674.7	548.6	1,134.2	908.4
Less: Comprehensive income attributable to the noncontrolling interest	71.6	56.6	135.4	107.9

Comprehensive income attributable to common stockholders	$603.1	$492.0	$998.8	$800.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,383.0	$1,207.0
Accounts receivable—net	360.2	269.4
Inventories—net	229.6	304.2
Other	23.9	18.0

Total current assets	1,996.7	1,798.6
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,614.3 and $2,447.5	3,700.8	3,736.0
Asset retirement obligation funds	147.6	145.4
Investments in and advances to affiliates	944.3	928.6
Investments in auction rate securities	55.5	70.9
Goodwill	2,064.5	2,064.5
Other assets	209.5	230.5

Total assets	$9,118.9	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$334.4	$327.7
Income taxes payable	1.3	128.5
Customer advances	121.0	257.2
Deferred income taxes	45.7	90.1
Distributions payable to noncontrolling interest	—	149.7
Other	52.9	78.0

Total current liabilities	555.3	1,031.2

Notes payable	4.8	4.8
Long-term debt	1,600.0	1,613.0
Deferred income taxes	1,017.3	956.8
Other noncurrent liabilities	441.3	435.8
Contingencies (Note 22)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2012—62,643,637 and 2011—71,935,838 shares issued	0.6	0.7
Paid-in capital	2,456.5	2,804.8
Retained earnings	2,637.5	2,841.0
Treasury stock—at cost, 2012—0 shares and 2011—6,515,251 shares	—	(1,000.2)
Accumulated other comprehensive loss	(75.2)	(99.3)

Total stockholders' equity	5,019.4	4,547.0
Noncontrolling interest	480.8	385.9

Total equity	5,500.2	4,932.9

Total liabilities and equity	$9,118.9	$8,974.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interest	Total Equity
	(in millions)
Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	769.4	—	769.4	107.0	876.4
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	26.0	26.0	0.9	26.9
Unrealized gain on securities—net of taxes	—	—	—	—	2.8	2.8	—	2.8
Defined benefit plan—net of taxes	—	—	—	—	2.3	2.3	—	2.3

Comprehensive income						800.5	107.9	908.4

Issuance of $0.01 par value common stock under employee stock plans	—	—	8.6	—	—	8.6	—	8.6
Stock-based compensation expense	—	—	4.7	—	—	4.7	—	4.7
Excess tax benefit from stock-based compensation	—	—	18.6	—	—	18.6	—	18.6
Cash dividends ($0.20 per share)	—	—	—	(14.3)	—	(14.3)	—	(14.3)
Declaration of distribution payable	—	—	—	—	—	—	(28.6)	(28.6)
Effect of exchange rates changes	—	—	—	—	—	—	1.0	1.0

Balance at June 30, 2011	$0.7	$—	$2,764.1	$2,125.9	$(22.2)	$4,868.5	$463.3	$5,331.8

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	974.7	—	974.7	135.3	1,110.0
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	20.5	20.5	0.1	20.6
Unrealized gain on securities—net of taxes	—	—	—	—	0.4	0.4	—	0.4
Defined benefit plan—net of taxes	—	—	—	—	3.2	3.2	—	3.2

Comprehensive income						998.8	135.4	1,134.2

Issuance of $0.01 par value common stock under employee stock plans	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation expense	—	—	5.1	—	—	5.1	—	5.1
Excess tax benefit from stock-based compensation	—	—	15.4	—	—	15.4	—	15.4
Purchase of treasury stock	—	(500.0)	—	—	—	(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)	—	—	—	—
Cash dividends ($0.80 per share)	—	—	—	(52.3)	—	(52.3)	—	(52.3)
Declaration of distribution payable	—	—	—	—	—	—	(39.3)	(39.3)
Effect of exchange rates changes	—	—	—	—	—	—	(1.2)	(1.2)

Balance at June 30, 2012	$0.6	$—	$2,456.5	$2,637.5	$(75.2)	$5,019.4	$480.8	$5,500.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
	(in millions)
Operating Activities:
Net earnings	$1,110.0	$876.4
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	219.0	213.3
Deferred income taxes	13.2	25.8
Stock compensation expense	5.6	5.1
Excess tax benefit from stock-based compensation	(15.4)	(18.6)
Unrealized (gain) loss on derivatives	(21.7)	13.5
Loss (gain) on disposal of property, plant and equipment	3.6	(29.4)
Undistributed earnings of affiliates—net	(22.0)	(52.6)
Changes in:
Accounts receivable—net	(89.6)	(178.7)
Margin deposits	0.9	4.3
Inventories—net	76.4	(3.9)
Accrued income taxes	(110.8)	76.8
Accounts payable and accrued expenses	6.3	22.5
Customer advances	(136.2)	(30.4)
Other—net	9.4	(2.0)

Net cash provided by operating activities	1,048.7	922.1

Investing Activities:
Additions to property, plant and equipment	(157.8)	(105.5)
Proceeds from the sale of property, plant and equipment and non-core assets	7.2	47.5
Sales and maturities of short-term and auction rate securities	16.0	24.6
Deposits to asset retirement obligation funds	(2.2)	—
Other—net	—	31.3

Net cash used in investing activities	(136.8)	(2.1)

Financing Activities:
Payments of long-term debt	(13.0)	(346.0)
Dividends paid on common stock	(52.3)	(14.3)
Distributions to noncontrolling interests	(193.3)	(28.6)
Purchase of treasury stock	(500.0)	—
Issuances of common stock under employee stock plans	5.4	8.6
Excess tax benefit from stock-based compensation	15.4	18.6

Net cash used in financing activities	(737.8)	(361.7)

Effect of exchange rate changes on cash and cash equivalents	1.9	(0.4)

Increase in cash and cash equivalents	176.0	557.9
Cash and cash equivalents at beginning of period	1,207.0	797.7

Cash and cash equivalents at end of period	$1,383.0	$1,355.6

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

        In September 2011, the FASB issued a standard to simplify the process for determining goodwill impairment (ASU No. 2011-08). This standard gives an entity the option, as a first step, to assess qualitative factors in determining whether a two-step quantitative goodwill impairment test must be performed. If an assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step test is deemed unnecessary. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

Recently Issued Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments and the effect these arrangements have on the entity's financial position. This standard is effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We have not determined the impact of this standard on our consolidated financial statement disclosures.

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

        CFL's net sales for the three and six months ended June 30, 2012 were $207.7 million and $388.1 million, respectively. CFL's net sales for the three and six months ended June 30, 2011 were $191.6 million and $346.6 million, respectively. CFL's assets and liabilities at June 30, 2012 were $373.3 million and $324.0 million, respectively, and at December 31, 2011 were $528.5 million and $479.5 million, respectively.

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

        In each of the applicable quarters of 2012 and 2011, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2012 and 2011, were $116.7 million and $105.1 million, respectively.

        At June 30, 2012, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Six months ended June 30,
	2012			2011
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0
Earnings attributable to noncontrolling interest	100.1	35.2	135.3	72.0	35.0	107.0
Declaration of distributions payable	—	(39.3)	(39.3)	—	(28.6)	(28.6)
Effect of exchange rate changes	(1.1)	—	(1.1)	1.9	—	1.9

Ending balance	$115.7	$365.1	$480.8	$91.3	$372.0	$463.3

Distributions payable to noncontrolling interest:
Beginning balance	$149.7	$—	$149.7	$78.0	$—	$78.0
Declaration of distributions payable	—	39.3	39.3	—	28.6	28.6
Distributions to noncontrolling interest	(154.0)	(39.3)	(193.3)	—	(28.6)	(28.6)
Effect of exchange rate changes	4.3	—	4.3	2.8	—	2.8

Ending balance	$—	$—	$—	$80.8	$—	$80.8

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	June 30, 2012				December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$50.0	$—	$—	$50.0	$99.8	$—	$—	$99.8
U.S. federal government obligations	1,304.0	—	—	1,304.0	515.0	—	—	515.0
Other debt securities	29.0	—	—	29.0	592.2	—	—	592.2

Total cash and cash equivalents	$1,383.0	$—	$—	$1,383.0	$1,207.0	$—	$—	$1,207.0
Investments in auction rate securities	59.6	—	(4.1)	55.5	75.6	—	(4.7)	70.9
Asset retirement obligation funds	147.6	—	—	147.6	145.4	—	—	145.4
Nonqualified employee benefit trusts	21.3	—	—	21.3	20.3	—	(0.1)	20.2

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at June 30, 2012 and December 31, 2011 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	June 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,383.0	$1,383.0	$—	$—
Unrealized gains on natural gas derivatives	0.1	—	0.1	—
Asset retirement obligation funds	147.6	147.6	—	—
Investments in auction rate securities	55.5	—	—	55.5
Nonqualified employee benefit trusts	21.3	21.3	—	—

Total assets at fair value	$1,607.5	$1,551.9	$0.1	$55.5

Unrealized losses on natural gas derivatives	$52.6	$—	$52.6	$—

Total liabilities at fair value	$52.6	$—	$52.6	$—

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,207.0	$1,207.0	$—	$—
Unrealized gains on natural gas derivatives	0.5	—	0.5	—
Asset retirement obligation funds	145.4	145.4	—	—
Investments in auction rate securities	70.9	—	—	70.9
Nonqualified employee benefit trusts	20.2	20.2	—	—

Total assets at fair value	$1,444.0	$1,372.6	$0.5	$70.9

Unrealized losses on natural gas derivatives	$74.7	$—	$74.7	$—

Total liabilities at fair value	$74.7	$—	$74.7	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At June 30, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of U.S. government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

CF INDUSTRIES HOLDINGS, INC.

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

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain asset retirement obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a 2010 Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these investments are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 9—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost bases.

Investments in Auction Rate Securities

        Auction rate securities (ARS) are primarily debt instruments with long-term maturities for which interest rates are expected to be reset periodically through an auction process, which typically occurred every 7 to 35 days. Because the traditional auction process for ARS generally has failed since early 2008, these securities are illiquid and we are not able to access the remaining funds until such time as auctions for these securities are successful, buyers are found outside the auction process, or the securities are redeemed by the issuers. During the second quarter of 2012, we redeemed $16.0 million of our ARS at par.

        As a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop, we classify these investments as noncurrent assets on our consolidated balance sheets. These ARS have maturities that range up to 35 years. As of June 30, 2012, the carrying values by range of maturity are as follows:

(in millions)
Less than 1 year	$—
1 year up to 20 years	4.5
20 years up to 30 years	46.1
30 years up to 35 years	4.9

$55.5

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

CF INDUSTRIES HOLDINGS, INC.

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

Investments in auction rate securities
(in millions)
Fair value, December 31, 2011	$70.9
Sales and redemptions	(16.0)
Unrealized loss included in other comprehensive loss	0.6

Fair value, June 30, 2012	$55.5

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$606.3	$487.4	$974.7	$769.4

Basic earnings per common share:
Weighted average common shares outstanding	64.3	71.6	64.9	71.4

Net earnings attributable to common stockholders	$9.42	$6.81	$15.01	$10.77

Diluted earnings per common share:
Weighted average common shares outstanding	64.3	71.6	64.9	71.4
Dilutive common shares—stock options	0.9	0.6	0.9	0.8

Diluted weighted average shares outstanding	65.2	72.2	65.8	72.2

Net earnings attributable to common stockholders	$9.31	$6.75	$14.81	$10.66

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and six months ended June 30, 2012 and 2011, anti-dilutive stock options were insignificant.

        In August 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses (the 2011 Stock Repurchase Program). Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. In the third and fourth quarters of 2011, we repurchased 6.5 million shares for $1.0 billion and during the second quarter of 2012, we repurchased an additional 3.1 million shares under the program for $500.0 million. As a result of the repurchases in 2012, we completed the 2011 Stock Repurchase Program. The impact of the share repurchase program on weighted average shares outstanding is reflected in the table above. For additional information, see Note 20—Treasury Stock.

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

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$3.0	$2.7	$6.2	$5.7
Interest cost on projected benefit obligation	8.6	8.8	17.2	17.9
Expected return on plan assets	(8.7)	(8.9)	(17.3)	(17.6)
Amortization of actuarial loss	2.3	1.5	4.9	3.0

Net periodic benefit cost	$5.2	$4.1	$11.0	$9.0

Retiree Medical
Service cost for benefits earned during the period	$0.7	$0.6	$1.5	$1.3
Interest cost on projected benefit obligation	0.8	1.1	1.8	2.1
Amortization of transition obligation	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.1	0.3	0.4	0.5

Net periodic benefit cost	$1.7	$2.1	$3.9	$4.1

        Our 2012 consolidated pension funding contributions are estimated to be approximately $20.0 million, of which approximately $4.7 million was funded in the first six months of 2012.

        In addition to our qualified defined benefit pension plans, we also maintain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The expense recognized for these plans for the three and six months ended June 30, 2012 and 2011 was insignificant.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $3.0 million and $6.3 million to the plans for the three and six months ended June 30, 2012, respectively, and $3.0 million and $5.8 million to the plans for the three and six months ended June 30, 2011, respectively.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
(Gain) loss on disposal of property, plant and equipment and non-core assets—net	$(0.4)	$1.8	$3.6	$(30.9)
Engineering studies	5.4	—	11.8	—
Bartow costs	0.8	1.0	1.6	1.8
Other	5.0	1.1	16.1	2.0

	$10.8	$3.9	$33.1	$(27.1)

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is included in the first line in the table above.

CF INDUSTRIES HOLDINGS, INC.

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

        Other includes losses on foreign currency transactions and environmental remediation costs associated with a closed facility.

9.     Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2011 to June 30, 2012 are summarized below:

(in millions)
Obligation at December 31, 2011	$131.6
Accretion expense	4.8
Liabilities incurred	0.6
Expenditures	(3.6)

Obligation at June 30, 2012	$133.4

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

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Current portion	$14.0	$13.8
Noncurrent portion	119.4	117.8

	$133.4	$131.6

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance

CF INDUSTRIES HOLDINGS, INC.

requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). We expect to deposit approximately $50.0 million in 2012, which will fully fund the trust account for the Plant City Consent Decree and we expect to fund the remaining $2.0 million in the State of Florida Financial Assurance escrow account by 2016. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by the timing of activities, refinements in scope, technological developments, cost inflation, discount rates and change in regulations. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At June 30, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

10.   Interest Expense

        Interest expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest on borrowings	$28.1	$28.0	$56.1	$57.8
Fees on financing agreements	20.0	3.5	25.1	28.4
Interest capitalized and other	(2.8)	(0.7)	(5.0)	(3.3)

	$45.3	$30.8	$76.2	$82.9

        The fees on financing agreements for the three months and six months ended June 30, 2012 includes $15.2 million of accelerated amortization of deferred fees related to the termination of a credit agreement in May 2012. Refer to Note 17—Financing Agreements, for additional information. The fees on financing agreements for the six months ended June 30, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of a senior secured term loan.

CF INDUSTRIES HOLDINGS, INC.

11.   Income Taxes

        Our income tax provision for the three months ended June 30, 2012 was $309.2 million on pre-tax income of $960.3 million, or an effective tax rate of 32.2%, compared to an income tax provision of $281.0 million on pre-tax income of $815.0 million, or an effective tax rate of 34.5%, for the three months ended June 30, 2011. The effective tax rate for the second quarter of 2012 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 34.8% compared to 37.0% in the second quarter of 2011. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interests was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions.

        For additional information concerning the income tax matters noted above, see Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

12.   Restructuring and Integration Costs

        There were no restructuring and integration costs incurred during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we incurred $1.3 million and $3.4 million, respectively, of restructuring and integration costs related to our 2010 acquisition of Terra Industries Inc. The restructuring costs included employee termination benefits and the integration costs included consulting and other professional fees.

        The following table summarizes the activity and balance in our restructuring reserve for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
	(in millions)
Reserve balance—beginning	$2.0	$2.9
Employee termination expense	—	1.8
Cash payments	(1.0)	(2.8)

Reserve balance—ending	$1.0	$1.9

13.   Inventories—Net

        Inventories—net consist of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Fertilizer	$167.6	$245.2
Raw materials, spare parts and supplies	62.0	59.0

	$229.6	$304.2

CF INDUSTRIES HOLDINGS, INC.

14.   Equity Method Investments

        Equity method investments consist of the following:

	June 30, 2012	December 31, 2011
Operating equity method investments	$399.4	$413.1
Non-operating equity method investments	544.9	515.5

Investments in and advances to affiliates	$944.3	$928.6

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$103.7	$76.5	$181.2	$156.3

Net earnings	$38.0	$26.2	$62.5	$53.7

Equity in earnings of operating affiliates	$13.8	$14.2	$29.3	$25.7

	June 30, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$98.6	$126.6
Long-term assets	159.4	147.2

Total assets	$258.0	$273.8

Current liabilities	$46.5	$41.1
Long-term liabilities	21.6	24.2
Equity	189.9	208.5

Total liabilities and equity	$258.0	$273.8

        The carrying value of these investments at June 30, 2012 was $399.4 million, which was $304.4 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and

CF INDUSTRIES HOLDINGS, INC.

goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. We purchased ammonia from PLNL of $47.7 million and $86.2 million for the three and six months ended June 30, 2012, respectively, and $34.6 million and $70.6 million for the three and six months ended June 30, 2011, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$858.6	$751.1	$1,497.0	$1,281.4

Net earnings	$60.7	$26.8	$62.7	$50.0

Equity in earnings of non-operating affiliates—net of taxes	$27.2	$9.8	$24.9	$18.3

	June 30, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$607.0	$504.2
Long-term assets	286.7	293.4

Total assets	$893.7	$797.6

Current liabilities	$380.0	$339.5
Long-term liabilities	141.4	149.4
Equity	372.3	308.7

Total liabilities and equity	$893.7	$797.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At June 30, 2012 and December 31, 2011, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the six month periods ended June 30, 2012 and 2011, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at June 30, 2012 was $532.5 million, which was $346.4 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investments in GrowHow and Keytrade and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At June 30, 2012, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $31.4 million.

15.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$54.8	$66.8
Additions	21.1	5.5
Depreciation	(15.1)	(14.0)
Effect of exchange rate changes	0.1	0.6

Ending balance	$60.9	$58.9

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

16.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at June 30, 2012 and December 31, 2011:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other assets on our consolidated balance sheets.

	At June 30, 2012			At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(6.3)	$43.7	$50.0	$(4.9)	$45.1
TerraCair Brand	10.0	(2.2)	7.8	10.0	(1.7)	8.3

Total intangible assets	$60.0	$(8.5)	$51.5	$60.0	$(6.6)	$53.4

        Amortization expense of our identifiable intangibles was $1.0 million for both the three months ended June 30, 2012 and 2011, respectively, and was $1.9 million for both the six months ended June 30, 2012 and 2011, respectively.

        Total estimated amortization expense for the remainder of 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2012	$1.9
2013	3.8
2014	3.8
2015	3.8
2016	3.8
2017	3.8

$20.9

17.   Financing Agreements

        Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	—	13.0

	$1,600.0	$1,613.0
Less: Current portion	—	—

Noncurrent	$1,600.0	$1,613.0

Credit Agreement

        Until May 1, 2012, we maintained a senior secured revolving credit facility under an agreement, dated April 5, 2010 and amended and restated August 3, 2011 (the 2010 Credit Agreement), that

CF INDUSTRIES HOLDINGS, INC.

provided up to $500 million in borrowings. The obligations of CF Industries under the 2010 Credit Agreement were guaranteed by the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the Guarantors). The obligations of CF Industries and the Guarantors under the 2010 Credit Agreement were secured by senior liens on substantially all of the assets of CF Industries and the Guarantors, subject to certain exceptions.

        On May 1, 2012, the Company terminated the 2010 Credit Agreement and all of the guarantees and liens on the assets of the Company and its subsidiaries that secured obligations under the 2010 Credit Agreement were released. Immediately after terminating the 2010 Credit Agreement, the Company, as a guarantor, and CF Industries, as borrower, entered into a $500 million senior unsecured credit agreement, dated May 1, 2012 (the 2012 Credit Agreement), which provides for a revolving credit facility of up to $500 million with a maturity of five years.

        Borrowings under the 2012 Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate and may be used for working capital, capital expenditures, acquisitions, share repurchases and other general purposes. The 2012 Credit Agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.

        All obligations under the 2012 Credit Agreement are unsecured. Currently the Company is the only guarantor of CF Industries' obligations under the 2012 Credit Agreement. Certain of CF Industries' material domestic subsidiaries will be required to become guarantors under the 2012 Credit Agreement only if such subsidiary were to guarantee other debt for borrowed money (subject to certain exceptions) of the Company or CF Industries in excess of $250 million. Currently, no such subsidiary guarantees debt for borrowed money in excess of $250 million.

        At June 30, 2012, there was $491.2 million of available credit under the 2012 Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 (the 2018 Notes) and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes). The Notes pay interest semiannually on May 1 and November 1 and are redeemable at CF Industries' option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

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

        Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by the Company and each of the Company's current and future subsidiaries (other than CF Industries) that from time to time is a borrower or guarantor under the 2010 Credit Agreement, or any renewal, replacement or refinancing thereof, including the 2012 Credit Agreement. Upon the termination of the 2010 Credit Agreement, the guarantees of the subsidiaries of the Company securing obligations under the 2010 Credit Agreement were released. As a result, the subsidiaries were automatically released from their guarantees of the Notes. In the event that a subsidiary of the Company, other than CF Industries, becomes a borrower or a guarantor under the 2012 Credit Agreement, such subsidiary would be required to become a guarantor of the Notes.

CF INDUSTRIES HOLDINGS, INC.

        At June 30, 2012, the carrying value of the Notes was $1.6 billion and the fair value was approximately $1.9 billion.

Terra Senior Notes

        At December 31, 2011, $13.0 million of Terra 7% Senior Notes due 2017 (2017 Notes) were outstanding. In the second quarter of 2012, we redeemed the remaining outstanding 2017 Notes for cash. This redemption did not have a material impact on our consolidated financial results.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Realized gains (losses)	$(54.2)	$0.9	$(102.4)	$(8.7)
Unrealized mark-to-market gains (losses)	77.6	(14.2)	21.7	(13.5)

Net derivative gains (losses)	$23.4	$(13.3)	$(80.7)	$(22.2)

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	June 30, 2012	December 31, 2011
	(in millions)
Unrealized gains in other current assets	$0.1	$0.5
Unrealized losses in other current liabilities	(52.6)	(74.7)

Net unrealized derivative losses	$(52.5)	$(74.2)

        As of June 30, 2012 and December 31, 2011, we had open financial derivative contracts for 74.4 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2012, we used derivatives to cover approximately 71% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At both June 30, 2012 and December 31, 2011, we had no cash collateral on deposit with counterparties for derivative contracts.

        As of June 30, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $52.6 million and $74.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At June 30, 2012 and December 31, 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

CF INDUSTRIES HOLDINGS, INC.

        A summary of stock option activity under the Plan at June 30, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	1,215,083	$53.95	$111.4
Granted	3,600	177.42	—
Exercised	(269,573)	19.87	42.6
Forfeited	(6,348)	112.37	—

Outstanding at June 30, 2012	942,762	63.78	122.5

Exercisable at June 30, 2012	641,956	42.23	97.3

        Cash received from stock option exercises for the six months ended June 30, 2012 was $5.4 million.

        A summary of restricted stock activity under the Plan at June 30, 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	112,571	$100.83
Granted	4,977	173.27
Vested	(7,961)	127.25

Outstanding at June 30, 2012	109,587	102.20

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Stock-based compensation expense	$2.5	$2.3	$5.1	$4.7
Income tax benefit	(1.0)	(0.8)	(1.9)	(1.7)

Stock-based compensation expense, net of income taxes	$1.5	$1.5	$3.2	$3.0

        As of June 30, 2012, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $7.9 million for stock options, which will be recognized over a weighted average period of 1.8 years, and $4.7 million for restricted stock, which will be recognized over a weighted average period of 1.6 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than as a reduction of taxes paid. Excess tax benefits for the three and six months ended June 30, 2012 were $6.0 million and $15.4 million, respectively. Excess tax benefits for the three and six months ended June 30, 2011 were $12.6 million and $18.6 million, respectively.

        In addition to our expense associated with the Plan, TNCLP also recognizes stock-based compensation (income) expense for phantom units provided to non-employee directors of TNGP. The

CF INDUSTRIES HOLDINGS, INC.

(income) expense resulting from these market based liability awards amounted to ($0.1) million and $0.5 million for the three and six months ended June 30, 2012, respectively. Stock compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit (income) expense.

20.   Treasury Stock

        In August 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses (the 2011 Stock Repurchase Program). Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. In the third and fourth quarters of 2011, we repurchased 6.5 million shares for $1.0 billion and during the second quarter of 2012, we repurchased an additional 3.1 million shares under the program for $500.0 million. As a result of the repurchases in 2012, we completed the 2011 Stock Repurchase Program. In June 2012, our Board of Directors approved a resolution to retire all 9.6 million shares of repurchased stock, and as of June 30, 2012, all repurchased shares had been retired.

21.   Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	4.7	—	4.7
Reclassification to net earnings	—	(0.2)	4.0	3.8
Effect of exchange rate changes
and deferred taxes	26.0	(1.7)	(1.7)	22.6

Balance at June 30, 2011	$48.4	$(2.1)	$(68.5)	$(22.2)

Balance at December 31, 2011	$15.4	$(3.0)	$(111.7)	$(99.3)
Unrealized holding gain on securities	—	1.0	—	1.0
Reclassification to net earnings	—	(0.9)	5.8	4.9
Effect of exchange rate changes
and deferred taxes	20.5	0.3	(2.6)	18.2

Balance at June 30, 2012	$35.9	$(2.6)	$(108.5)	$(75.2)

22.   Contingencies

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

Federal and State Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Subsequently, the Court granted the EPA's motion to allow the EPA to propose numeric nutrient criteria for streams by November 30, 2012 and to finalize such criteria by August 30, 2013. Depending on the developments discussed herein, federal or state numeric water quality criteria for lakes and inland flowing waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida.

        On July 6, 2012, the EPA issued a final rule delaying the effective date of federal criteria for lakes and inland flowing waters (excluding the criteria found arbitrary and capricious by the Court) until January 6, 2013. The purpose of this delay is to allow the EPA time to evaluate numeric nutrient criteria approved by the State of Florida.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed state rule, and a hearing was held with the Florida Division of Administrative Hearings from February 27 through March 5, 2012. On June 8, 2012, the administrative law judge upheld the State's regulation. Florida submitted its rule package to the EPA for review on June 13, 2012. If the state regulation is approved by the EPA, the EPA would then withdraw the federal numeric criteria.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. On July 13, 2012, the Court approved a motion by the EPA allowing it to propose numeric nutrient criteria for these waters by November 30, 2012 and to finalize such criteria by September 30, 2013. The extent to which the February 18, 2012 decision will impact this proposed rule is unclear. The numeric criteria promulgated by the State of Florida, discussed above, include criteria for coastal and estuarine waters and, if approved by the EPA, would also supplant federal standards for such water bodies.

        The federal/state numeric nutrient criteria rulemaking is not yet complete. Nonetheless, more stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

23.   Segment Disclosures

        We are organized and managed based on two business segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. Our two business segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses, restructuring and integration costs and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Business segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2012 and 2011 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2012
Net sales
Ammonia	$503.5	$—	$503.5
Granular urea	361.8	—	361.8
UAN	527.7	—	527.7
AN	64.1	—	64.1
DAP	—	173.7	173.7
MAP	—	57.8	57.8
Other	47.0	—	47.0

	1,504.1	231.5	1,735.6
Cost of sales	511.2	181.1	692.3

Gross margin	$992.9	$50.4	$1,043.3

Total other operating costs and expenses			52.1
Equity in earnings of operating affiliates			13.8

Operating earnings			$1,005.0

Three months ended June 30, 2011
Net sales
Ammonia	$584.3	$—	$584.3
Granular urea	283.0	—	283.0
UAN	532.2	—	532.2
AN	69.6	—	69.6
DAP	—	211.8	211.8
MAP	—	84.8	84.8
Other	36.0	—	36.0

	1,505.1	296.6	1,801.7
Cost of sales	722.5	211.8	934.3

Gross margin	$782.6	$84.8	$867.4

Total other operating costs and expenses			36.9
Equity in earnings of operating affiliates			14.2

Operating earnings			$844.7

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2012
Net sales
Ammonia	$905.2	$—	$905.2
Granular urea	711.2	—	711.2
UAN	951.4	—	951.4
AN	127.9	—	127.9
DAP	—	383.0	383.0
MAP	—	104.4	104.4
Other	80.1	—	80.1

	2,775.8	487.4	3,263.2
Cost of sales	1,120.8	387.3	1,508.1

Gross margin	$1,655.0	$100.1	$1,755.1

Total other operating costs and expenses			108.2
Equity in earnings of operating affiliates			29.3

Operating earnings			$1,676.2

Six months ended June 30, 2011
Net sales
Ammonia	$786.8	$—	$786.8
Granular urea	507.3	—	507.3
UAN	934.5	—	934.5
AN	130.9	—	130.9
DAP	—	397.8	397.8
MAP	—	146.9	146.9
Other	71.5	—	71.5

	2,431.0	544.7	2,975.7
Cost of sales	1,205.9	377.4	1,583.3

Gross margin	$1,225.1	$167.3	$1,392.4

Total other operating costs and expenses			39.0
Equity in earnings of operating affiliates			25.7

Operating earnings			$1,379.1

        Total assets at June 30, 2012 and December 31, 2011, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2012	$5,910.8	$728.5	$2,479.6	$9,118.9
December 31, 2011	$5,976.9	$696.4	$2,301.2	$8,974.5

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

24.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations.

        The first presentation of condensed consolidating financial information, under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," relates to the Notes issued by CF Industries, Inc. (CFI), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 17 and the full and unconditional guarantee of such Notes by Parent. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CFI, that from time to time is a borrower or guarantor under the 2012 Credit Agreement, or any renewal, replacement or refinancing thereof. As of June 30, 2012, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CFI, becomes a borrower or a guarantor under the 2012 Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," the subsidiaries of Parent other than CFI are referred to as the Other Subsidiaries.

        The second presentation of condensed consolidating financial information, under the heading "Condensed Consolidating Financial Information Relating to Shelf Registration Statement," relates to the Registration Statement on Form S-3 (File Nos. 333-166079 and 333-166079-01 through -21) (the Registration Statement) registering debt securities of CFI and the full and unconditional, joint and several guarantees of such debt securities by Parent and certain 100% owned domestic subsidiaries of Parent other than CFI (referred to as the Guarantor Subsidiaries). On June 29, 2012, Parent, CFI and the Guarantor Subsidiaries filed a post-effective amendment to the Registration Statement to terminate the effectiveness of the Registration Statement and to deregister all unsold securities thereunder. For purposes of the presentation of condensed consolidating financial information under the heading "Condensed Consolidating Financial Information Relating to Shelf Registration Statement," the subsidiaries of Parent other than CFI and the Guarantor Subsidiaries are referred to as the Non-Guarantor Subsidiaries.

        In the condensed consolidating financial information presented below, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries.

Condensed Consolidating Financial Information Relating to Senior Notes

        Presented below are condensed consolidating statements of operations for Parent, CFI and the Other Subsidiaries for the three and six months ended June 30, 2012 and 2011, statements of cash flows for Parent, CFI and the Other Subsidiaries for the six months ended June 30, 2012 and 2011 and condensed consolidating balance sheets for Parent, CFI and the Other Subsidiaries as of June 30, 2012 and December 31, 2011. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of Parent, CFI or the Other Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,055.7	$825.6	$(145.7)	$1,735.6
Cost of sales	—	436.2	293.6	(37.5)	692.3

Gross margin	—	619.5	532.0	(108.2)	1,043.3

Selling, general and administrative expenses	1.0	34.9	5.4	—	41.3
Other operating—net	—	8.6	2.2	—	10.8

Total other operating costs and expenses	1.0	43.5	7.6	—	52.1
Equity in earnings of operating affiliates	—	(3.3)	17.1	—	13.8

Operating earnings (loss)	(1.0)	572.7	541.5	(108.2)	1,005.0
Interest expense	—	42.8	2.8	(0.3)	45.3
Interest income	—	(0.2)	(0.1)	0.3	—
Net earnings of wholly-owned subsidiaries	(607.0)	(261.5)	—	868.5	—
Other non-operating—net	—	—	(0.6)	—	(0.6)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	606.0	791.6	539.4	(976.7)	960.3
Income tax provision (benefit)	(0.3)	184.5	125.0	—	309.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	27.3	—	27.2

Net earnings	606.3	607.0	441.7	(976.7)	678.3
Less: Net earnings attributable to noncontrolling interest	—	—	180.2	(108.2)	72.0

Net earnings attributable to common stockholders	$606.3	$607.0	$261.5	$(868.5)	$606.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$606.3	$607.0	$441.7	$(976.7)	$678.3
Other comprehensive loss	(3.2)	(3.2)	(4.9)	7.7	(3.6)

Comprehensive income	603.1	603.8	436.8	(969.0)	674.7
Less: Comprehensive income attributable to the noncontrolling interest	—	—	180.2	(108.6)	71.6

Comprehensive income attributable to common stockholders	$603.1	$603.8	$256.6	$(860.4)	$603.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,971.6	$1,556.0	$(264.4)	$3,263.2
Cost of sales	—	956.9	620.7	(69.5)	1,508.1

Gross margin	—	1,014.7	935.3	(194.9)	1,755.1

Selling, general and administrative expenses	1.5	61.7	11.9	—	75.1
Other operating—net	—	15.8	17.3	—	33.1

Total other operating costs and expenses	1.5	77.5	29.2	—	108.2
Equity in earnings of operating affiliates	—	1.1	28.2	—	29.3

Operating earnings (loss)	(1.5)	938.3	934.3	(194.9)	1,676.2
Interest expense	—	71.0	5.6	(0.4)	76.2
Interest income	—	(0.4)	(0.4)	0.4	(0.4)
Net (earnings) of wholly-owned subsidiaries	(975.8)	(413.0)	—	1,388.8	—
Other non-operating—net	—	0.2	(0.9)	—	(0.7)

Earnings before income taxes and equity in earnings of non-operating affiliates	974.3	1,280.5	930.0	(1,583.7)	1,601.1
Income tax provision (benefit)	(0.4)	304.6	211.8	—	516.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	25.0	—	24.9

Net earnings	974.7	975.8	743.2	(1,583.7)	1,110.0
Less: Net earnings attributable to noncontrolling interest	—	—	330.2	(194.9)	135.3

Net earnings attributable to common stockholders	$974.7	$975.8	$413.0	$(1,388.8)	$974.7

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$974.7	$975.8	$743.2	$(1,583.7)	$1,110.0
Other comprehensive income	24.0	24.0	20.8	(44.6)	24.2

Comprehensive income	998.7	999.8	764.0	(1,628.3)	1,134.2
Less: Comprehensive income attributable to the noncontrolling interest	—	—	330.2	(194.8)	135.4

Comprehensive income attributable to common stockholders	$998.7	$999.8	$433.8	$(1,433.5)	$998.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,104.5	$837.2	$(140.0)	$1,801.7
Cost of sales	—	574.4	420.4	(60.5)	934.3

Gross margin	—	530.1	416.8	(79.5)	867.4

Selling, general and administrative expenses	1.0	26.5	4.2	—	31.7
Restructuring and integration costs	—	0.9	0.4	—	1.3
Other operating—net	—	1.3	2.6	—	3.9

Total other operating costs and expenses	1.0	28.7	7.2	—	36.9
Equity in earnings of operating affiliates	—	2.8	11.4	—	14.2

Operating earnings (loss)	(1.0)	504.2	421.0	(79.5)	844.7
Interest expense	—	28.7	2.1	—	30.8
Interest income	—	(0.2)	(0.7)	—	(0.9)
Net earnings of wholly-owned subsidiaries	(488.0)	(188.9)	—	676.9	—
Other non-operating—net	—	(0.1)	(0.1)	—	(0.2)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	487.0	664.7	419.7	(756.4)	815.0
Income tax provision (benefit)	(0.4)	176.6	104.8	—	281.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	9.9	—	9.8

Net earnings	487.4	488.0	324.8	(756.4)	543.8
Less: Net earnings attributable to noncontrolling interest	—	—	135.9	(79.5)	56.4

Net earnings attributable to common stockholders	$487.4	$488.0	$188.9	$(676.9)	$487.4

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$487.4	$488.0	$324.8	$(756.4)	$543.8
Other comprehensive income	4.6	4.6	2.0	(6.4)	4.8

Comprehensive income	492.0	492.6	326.8	(762.8)	548.6
Less: Comprehensive income attributable to
the noncontrolling interest	—	—	135.9	(79.3)	56.6

Comprehensive income attributable to
common stockholders	$492.0	$492.6	$190.9	$(683.5)	$492.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,735.7	$1,492.0	$(252.0)	$2,975.7
Cost of sales	—	933.9	761.6	(112.2)	1,583.3

Gross margin	—	801.8	730.4	(139.8)	1,392.4

Selling, general and administrative expenses	1.5	48.8	12.4	—	62.7
Restructuring and integration costs	—	2.0	1.4	—	3.4
Other operating—net	—	(29.7)	2.6	—	(27.1)

Total other operating costs and expenses	1.5	21.1	16.4	—	39.0
Equity in earnings of operating affiliates	—	2.4	23.3	—	25.7

Operating earnings (loss)	(1.5)	783.1	737.3	(139.8)	1,379.1
Interest expense	—	79.9	3.1	(0.1)	82.9
Interest income	—	(0.4)	(0.9)	0.1	(1.2)
Net earnings of wholly-owned subsidiaries	(770.4)	(333.4)	—	1,103.8	—
Other non-operating—net	—	(0.1)	(0.4)	—	(0.5)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	768.9	1,037.1	735.5	(1,243.6)	1,297.9
Income tax provision (benefit)	(0.5)	266.6	173.7	—	439.8
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	18.4	—	18.3

Net earnings	769.4	770.4	580.2	(1,243.6)	876.4
Less: Net earnings attributable to noncontrolling interest	—	—	246.8	(139.8)	107.0

Net earnings attributable to common stockholders	$769.4	$770.4	$333.4	$(1,103.8)	$769.4

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$769.4	$770.4	$580.2	$(1,243.6)	$876.4
Other comprehensive income	31.1	31.1	27.1	(57.3)	32.0

Comprehensive income	800.5	801.5	607.3	(1,300.9)	908.4
Less: Comprehensive income attributable to the noncontrolling interest	—	—	246.8	(138.9)	107.9

Comprehensive income attributable to common stockholders	$800.5	$801.5	$360.5	$(1,162.0)	$800.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$293.8	$1,089.2	$—	$1,383.0
Accounts and notes receivable—net	—	161.5	1,309.8	(1,111.1)	360.2
Inventories—net	—	155.3	74.3	—	229.6
Prepaid income taxes	—	598.6	—	(598.6)	—
Other	—	11.1	12.8	—	23.9

Total current assets	—	1,220.3	2,486.1	(1,709.7)	1,996.7
Property, plant and equipment—net	—	805.6	2,895.2	—	3,700.8
Asset retirement obligation funds	—	147.6	—	—	147.6
Investments in and advances to affiliates	4,480.8	5,918.6	943.8	(10,398.9)	944.3
Investments in auction rate securities	—	55.5	—	—	55.5
Due from affiliates	539.0	—	1.5	(540.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	75.3	134.2	—	209.5

Total assets	$5,019.8	$8,223.8	$8,524.4	$(12,649.1)	$9,118.9

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$0.4	$1,120.4	$132.4	$(918.8)	$334.4
Income taxes payable	—	—	599.9	(598.6)	1.3
Customer advances	—	94.3	26.7	—	121.0
Deferred income taxes	—	45.7	—	—	45.7
Distributions payable to noncontrolling interest	—	—	291.3	(291.3)	—
Other	—	43.4	9.5	—	52.9

Total current liabilities	0.4	1,303.8	1,059.8	(1,808.7)	555.3

Notes payable	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	29.0	988.3	—	1,017.3
Due to affiliates	—	540.5	—	(540.5)	—
Other noncurrent liabilities	—	269.7	171.6	—	441.3
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.1	(154.1)	0.6
Paid-in capital	2,456.5	739.9	4,493.6	(5,233.5)	2,456.5
Retained earnings	2,637.5	3,816.1	1,218.2	(5,034.3)	2,637.5
Accumulated other comprehensive
income (loss)	(75.2)	(75.2)	(5.7)	80.9	(75.2)

Total stockholders' equity	5,019.4	4,480.8	5,925.5	(10,406.3)	5,019.4
Noncontrolling interest	—	—	365.0	115.8	480.8

Total equity	5,019.4	4,480.8	6,290.5	(10,290.5)	5,500.2

Total liabilities and equity	$5,019.8	$8,223.8	$8,524.4	$(12,649.1)	$9,118.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$1,108.3	$—	$1,207.0
Accounts and notes receivable—net	—	76.9	806.4	(613.9)	269.4
Inventories—net	—	212.6	91.6	—	304.2
Prepaid income taxes	—	289.4	—	(289.4)	—
Other	—	6.0	12.0	—	18.0

Total current assets	—	683.6	2,018.3	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	2,968.3	—	3,736.0
Deferred income taxes	—	26.1	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	145.4
Investments in and advances to affiliates	3,533.4	5,484.7	927.9	(9,017.4)	928.6
Investments in auction rate securities	—	70.9	—	—	70.9
Due from affiliates	1,013.8	—	1.0	(1,014.8)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	91.4	139.1	—	230.5

Total assets	$4,547.2	$7,270.7	$8,118.2	$(10,961.6)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts and notes payable and
accrued expenses	$0.1	$516.3	$132.9	$(321.6)	$327.7
Income taxes payable	—	—	417.9	(289.4)	128.5
Customer advances	—	184.3	72.9	—	257.2
Deferred income taxes	—	90.1	—	—	90.1
Distributions payable to noncontrolling interest	—	—	441.7	(292.0)	149.7
Other	—	66.0	12.0	—	78.0

Total current liabilities	0.1	856.7	1,077.4	(903.0)	1,031.2

Notes payable	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	1,613.0
Deferred income taxes	—	—	983.0	(26.2)	956.8
Due to affiliates	—	1,014.8	—	(1,014.8)	—
Other noncurrent liabilities	—	265.8	170.0	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.9	(153.9)	0.7
Paid-in capital	2,804.8	739.9	4,493.6	(5,233.5)	2,804.8
Retained earnings	2,841.0	2,892.7	805.2	(3,697.9)	2,841.0
Treasury stock	(1,000.2)	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(26.5)	125.6	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,491.5	(9,025.0)	4,547.0
Noncontrolling interest	—	—	369.2	16.7	385.9

Total equity	4,547.1	3,533.4	5,860.7	(9,008.3)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$8,118.3	$(10,961.7)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$974.7	$975.8	$743.2	$(1,583.7)	$1,110.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	69.1	149.9	—	219.0
Deferred income taxes	—	7.7	5.5	—	13.2
Stock compensation expense	5.1	—	0.5	—	5.6
Excess tax benefit from stock-based compensation	(15.4)	—	—	—	(15.4)
Unrealized loss (gain) on derivatives	—	(19.6)	(2.1)	—	(21.7)
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	0.9	2.7	—	3.6
Undistributed (earnings) of affiliates—net	(975.8)	(609.3)	(20.6)	1,583.7	(22.0)
Due to/from affiliates—net	490.2	(489.8)	(0.4)	—	—
Changes in:
Accounts and notes receivable—net	—	(188.7)	(501.4)	600.5	(89.6)
Margin deposits	—	0.8	0.1	—	0.9
Inventories—net	—	58.3	18.1	—	76.4
Accrued income taxes	—	(292.7)	181.9	—	(110.8)
Accounts and notes payable and accrued expenses	0.4	608.0	(1.6)	(600.5)	6.3
Customer advances	—	(89.9)	(46.3)	—	(136.2)
Other—net	—	(2.5)	11.9	—	9.4

Net cash provided by operating activities	479.2	28.1	541.4	—	1,048.7

Investing Activities:
Additions to property, plant and equipment	—	(96.2)	(61.6)	—	(157.8)
Proceeds from sale of property, plant and equipment and non-core assets	—	7.2	—	—	7.2
Sales and maturities of short-term and auction rate securities	—	16.0	—	—	16.0
Deposit to asset retirement funds	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	—	(75.2)	(61.6)	—	(136.8)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Financing fees	—	—	—	—	—
Dividends paid on common stock	(52.3)	—	—	—	(52.3)
Dividends to/from affiliates	52.3	(52.3)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(493.8)	—	(193.3)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	5.4	—	—	—	5.4
Excess tax benefit from stock-based compensation	15.4	—	—	—	15.4
Other—net	—	—	—	—	—

Net cash (used in) provided by financing activities	(479.2)	248.2	(506.8)	—	(737.8)

Effect of exchange rate changes on cash and cash equivalents	—	(6.0)	7.9	—	1.9

Increase in cash and cash equivalents	—	195.1	(19.1)	—	176.0
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$293.8	$1,089.2	$—	$1,383.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$769.4	$770.4	$580.2	$(1,243.6)	$876.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	73.9	139.4	—	213.3
Deferred income taxes	2.2	10.8	12.8	—	25.8
Stock compensation expense	4.7	—	0.4	—	5.1
Excess tax benefit from stock-based compensation	(18.6)	—	—	—	(18.6)
Unrealized (gain) loss on derivatives	—	11.3	2.2	—	13.5
(Gain) on disposal of property, plant and equipment	—	(33.3)	3.9	—	(29.4)
Undistributed (earnings) loss of affiliates—net	(770.4)	(479.2)	(46.6)	1,243.6	(52.6)
Due to/from affiliates—net	(14.5)	17.5	(3.0)	—	—
Changes in:
Accounts and notes receivable—net	—	235.2	(216.0)	(197.9)	(178.7)
Margin deposits	—	2.6	1.7	—	4.3
Inventories—net	—	(3.7)	(0.2)	0.0	(3.9)
Accrued income taxes	—	(72.7)	149.5	—	76.8
Accounts and notes payable and accrued expenses	—	32.4	(207.8)	197.9	22.5
Customer advances	—	(18.4)	(12.0)	—	(30.4)
Other—net	—	1.4	(3.4)	—	(2.0)

Net cash (used in) provided by operating activities	(27.2)	548.2	401.1	—	922.1

Investing Activities:
Additions to property, plant and equipment	—	(57.8)	(47.7)	—	(105.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	45.1	2.4	—	47.5
Sales and maturities of short-term and auction rate securities	—	24.6	—	—	24.6
Other—net	—	—	31.3	—	31.3

Net cash provided by (used in) investing activities	—	11.9	(14.0)	—	(2.1)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—	(346.0)
Dividends paid on common stock	(14.3)	—	—	—	(14.3)
Dividends to/from affiliates	14.3	(14.3)	—	—	—
Distributions to noncontrolling interest	—	—	(28.6)	—	(28.6)
Issuances of common stock under employee stock plans	8.6	—	—	—	8.6
Excess tax benefit from stock-based compensation	18.6	—	—	—	18.6

Net cash provided by (used in) financing activities	27.2	(360.3)	(28.6)	—	(361.7)

Effect of exchange rate changes on cash and cash equivalents	—	(7.8)	7.4	—	(0.4)

Increase in cash and cash equivalents	—	192.0	365.9	—	557.9
Cash and cash equivalents at beginning of period	—	136.2	661.5	—	797.7

Cash and cash equivalents at end of period	$—	$328.2	$1,027.4	$—	$1,355.6

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Financial Information Relating to Shelf Registration Statement

        Presented below are condensed consolidating statements of operations for Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and six months ended June 30, 2012 and 2011, statements of cash flows for Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the six months ended June 30, 2012 and 2011 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2012, and December 31, 2011. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of Parent, CFI, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,055.7	$510.0	$511.1	$(341.2)	$1,735.6
Cost of sales	—	436.2	343.4	145.6	(232.9)	692.3

Gross margin	—	619.5	166.6	365.5	(108.3)	1,043.3

Selling, general and administrative expenses	1.0	34.9	1.4	4.0	—	41.3
Other operating—net	—	8.6	(0.3)	2.5	—	10.8

Total other operating costs and expenses	1.0	43.5	1.1	6.5	—	52.1
Equity in earnings of operating affiliates	—	(3.3)	2.1	15.0	—	13.8

Operating earnings (loss)	(1.0)	572.7	167.6	374.0	(108.3)	1,005.0
Interest expense	—	42.8	2.2	0.6	(0.3)	45.3
Interest income	—	(0.2)	4.4	(4.5)	0.3	—
Net earnings of wholly-owned subsidiaries	(607.0)	(261.5)	(230.8)	—	1,099.3	—
Other non-operating—net	—	—	(0.6)	—	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	606.0	791.6	392.4	377.9	(1,207.6)	960.3
Income tax provision (benefit)	(0.3)	184.5	110.6	14.4	—	309.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	27.3	—	27.2

Net earnings	606.3	607.0	281.8	390.8	(1,207.6)	678.3
Less: Net earnings attributable to noncontrolling interest	—	—	19.5	160.8	(108.3)	72.0

Net earnings attributable to common stockholders	$606.3	$607.0	$262.3	$230.0	$(1,099.3)	$606.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$606.3	$607.0	$281.8	$390.8	$(1,207.6)	$678.3
Other comprehensive loss	(3.2)	(3.2)	(4.2)	(42.1)	49.1	(3.6)

Comprehensive income	603.1	603.8	277.6	348.7	(1,158.5)	674.7
Less: Comprehensive income attributable to the noncontrolling interest	—	—	19.5	160.8	(108.7)	71.6

Comprehensive income attributable to common stockholders	$603.1	$603.8	$258.1	$187.9	$(1,049.8)	$603.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,971.6	$983.7	$964.2	$(656.3)	$3,263.2
Cost of sales	—	956.9	696.5	316.1	(461.4)	1,508.1

Gross margin	—	1,014.7	287.2	648.1	(194.9)	1,755.1

Selling, general and administrative expenses	1.5	61.7	2.4	9.5	—	75.1
Other operating—net	—	15.8	2.7	14.6	—	33.1

Total other operating costs and expenses	1.5	77.5	5.1	24.1	—	108.2
Equity in earnings of operating affiliates	—	1.1	5.1	23.1	—	29.3

Operating earnings (loss)	(1.5)	938.3	287.2	647.1	(194.9)	1,676.2
Interest expense	—	71.0	4.4	1.2	(0.4)	76.2
Interest income	—	(0.4)	8.4	(8.8)	0.4	(0.4)
Net earnings of wholly-owned subsidiaries	(975.8)	(413.0)	(364.7)	—	1,753.5	—
Other non-operating—net	—	0.2	(0.9)	—	—	(0.7)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	974.3	1,280.5	640.0	654.7	(1,948.4)	1,601.1
Income tax provision (benefit)	(0.4)	304.6	191.8	20.0	—	516.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	—	25.0	—	24.9

Net earnings	974.7	975.8	448.2	659.7	(1,948.4)	1,110.0
Less: Net earnings attributable to noncontrolling interest	—	—	35.2	295.0	(194.9)	135.3

Net earnings attributable to common stockholders	$974.7	$975.8	$413.0	$364.7	$(1,753.5)	$974.7

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$974.7	$975.8	$448.2	$659.7	$(1,948.4)	$1,110.0
Other comprehensive income	24.0	24.0	20.2	(8.5)	(35.5)	24.2

Comprehensive income	998.7	999.8	468.4	651.2	(1,983.9)	1,134.2
Less: Comprehensive income attributable to the noncontrolling interest	—	—	35.2	295.0	(194.8)	135.4

Comprehensive income attributable to common stockholders	$998.7	$999.8	$433.2	$356.2	$(1,789.1)	$998.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,104.5	$544.5	$491.0	$(338.3)	$1,801.7
Cost of sales	—	574.5	411.2	207.4	(258.8)	934.3

Gross margin	—	530.0	133.3	283.6	(79.5)	867.4

Selling, general and administrative	1.0	26.5	0.1	4.1	—	31.7
Restructuring and integration costs	—	0.9	0.4	—	—	1.3
Other operating—net	—	1.3	2.3	0.3	—	3.9

Total other operating costs and expenses	1.0	28.7	2.8	4.4	—	36.9
Equity in earnings of operating affiliates	—	2.8	0.6	10.8	—	14.2

Operating earnings (loss)	(1.0)	504.1	131.1	290.0	(79.5)	844.7
Interest expense	—	28.8	1.4	0.7	(0.1)	30.8
Interest income	—	(0.2)	4.3	(5.1)	0.1	(0.9)
Net earnings of wholly-owned subsidiaries	(488.0)	(188.9)	(173.8)	—	850.7	—
Other non-operating—net	—	—	(0.1)	(0.1)	—	(0.2)

Earnings before income taxes and equity in earnings of non-operating affiliates	487.0	664.4	299.3	294.5	(930.2)	815.0
Income tax provision (benefit)	(0.4)	176.4	97.5	7.5	—	281.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	9.8	—	9.8

Net earnings	487.4	488.0	201.8	296.8	(930.2)	543.8
Less: Net earnings attributable to noncontrolling interest	—	—	16.8	119.1	(79.5)	56.4

Net earnings attributable to common stockholders	$487.4	$488.0	$185.0	$177.7	$(850.7)	$487.4

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$487.4	$488.0	$201.8	$296.8	$(930.2)	$543.8
Other comprehensive income	4.6	4.6	1.4	4.1	(9.9)	4.8

Comprehensive income	492.0	492.6	203.2	300.9	(940.1)	548.6
Less: Comprehensive income attributable to the noncontrolling interest	—	—	16.8	119.1	(79.3)	56.6

Comprehensive income attributable to common stockholders	$492.0	$492.6	$186.4	$181.8	$(860.8)	$492.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,735.7	$986.6	$899.5	$(646.1)	$2,975.7
Cost of sales	—	934.0	759.1	396.5	(506.3)	1,583.3

Gross margin	—	801.7	227.5	503.0	(139.8)	1,392.4

Selling, general and administrative	1.5	48.8	3.6	8.8	—	62.7
Restructuring and integration costs	—	2.0	1.4	—	—	3.4
Other operating—net	—	(29.7)	2.3	0.3	—	(27.1)

Total other operating costs and expenses	1.5	21.1	7.3	9.1	—	39.0
Equity in earnings of operating affiliates	—	2.4	1.6	21.7	—	25.7

Operating earnings (loss)	(1.5)	783.0	221.8	515.6	(139.8)	1,379.1
Interest expense	—	80.0	1.8	1.3	(0.2)	82.9
Interest income	—	(0.5)	8.7	(9.6)	0.2	(1.2)
Net (earnings) of wholly-owned subsidiaries	(770.4)	(333.4)	(316.9)	—	1,420.7	—
Other non-operating—net	—	—	(0.4)	(0.1)	—	(0.5)

Earnings before income taxes and equity in earnings of non-operating affiliates	768.9	1,036.9	528.6	524.0	(1,560.5)	1,297.9
Income tax provision (benefit)	(0.5)	266.5	164.6	9.2	—	439.8
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	18.3	—	18.3

Net earnings	769.4	770.4	364.0	533.1	(1,560.5)	876.4
Less: Net earnings attributable to noncontrolling interest	—	—	35.0	211.8	(139.8)	107.0

Net earnings attributable to common stockholders	$769.4	$770.4	$329.0	$321.3	$(1,420.7)	$769.4

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$769.4	$770.4	$364.0	$533.1	$(1,560.5)	$876.4
Other comprehensive income	31.1	31.1	25.0	34.5	(89.7)	32.0

Comprehensive income	800.5	801.5	389.0	567.6	(1,650.2)	908.4
Less: Comprehensive income attributable to the noncontrolling interest	—	—	35.0	211.8	(138.9)	107.9

Comprehensive income attributable to common stockholders	$800.5	$801.5	$354.0	$355.8	$(1,511.3)	$800.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$293.8	$190.9	$898.3	$—	$1,383.0
Accounts and notes receivable—net	—	161.5	1,008.4	301.4	(1,111.1)	360.2
Inventories—net	—	155.3	51.1	23.2	—	229.6
Prepaid income taxes	—	598.6	—	—	(598.6)	—
Other	—	11.1	8.6	4.2	—	23.9

Total current assets	—	1,220.3	1,259.0	1,227.1	(1,709.7)	1,996.7
Property, plant and equipment—net	—	805.6	1,553.7	1,341.5	—	3,700.8
Asset retirement obligation funds	—	147.6	—	—	—	147.6
Investments in and advances to affiliates	4,480.8	5,918.6	3,189.7	933.4	(13,578.2)	944.3
Investments in auction rate securities	—	55.5	—	—	—	55.5
Due from affiliates	539.0	—	—	349.7	(888.7)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	75.3	107.7	26.5	—	209.5

Total assets	$5,019.8	$8,223.8	$8,173.7	$3,878.2	$(16,176.6)	$9,118.9

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$0.4	$1,120.4	$83.1	$49.2	$(918.7)	$334.4
Income taxes payable	—	—	573.6	26.3	(598.6)	1.3
Customer advances	—	94.3	26.1	0.6	—	121.0
Deferred income taxes	—	45.7	—	—	—	45.7
Distributions payable to noncontrolling interest	—	—	—	291.3	(291.3)	—
Other	—	43.4	—	9.5	—	52.9

Total current liabilities	0.4	1,303.8	682.8	376.9	(1,808.6)	555.3

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	—	—	—	1,600.0
Deferred income taxes	—	29.0	823.4	164.9	—	1,017.3
Due to affiliates	—	540.5	348.2	—	(888.7)	—
Other noncurrent liabilities	—	269.7	135.7	35.9	—	441.3
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.6	—	153.1	4.5	(157.6)	0.6
Paid-in capital	2,456.5	739.9	4,450.2	2,893.1	(8,083.2)	2,456.5
Retained earnings	2,637.5	3,816.1	1,208.2	348.2	(5,372.5)	2,637.5
Accumulated other comprehensive income (loss)	(75.2)	(75.2)	7.1	(24.8)	92.9	(75.2)

Total stockholders' equity	5,019.4	4,480.8	5,818.6	3,286.3	(13,585.7)	5,019.4
Noncontrolling interest	—	—	365.0	—	115.8	480.8

Total equity	5,019.4	4,480.8	6,183.6	3,286.3	(13,469.9)	5,500.2

Total liabilities and equity	$5,019.8	$8,223.8	$8,173.7	$3,878.2	$(16,176.6)	$9,118.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$300.2	$808.1	$—	$1,207.0
Accounts and notes receivable	—	76.9	367.4	439.0	(613.9)	269.4
Inventories—net	—	212.6	62.9	28.7	—	304.2
Prepaid income taxes	—	289.4	—	—	(289.4)	—
Other	—	6.0	6.6	5.4	—	18.0

Total current assets	—	683.6	737.1	1,281.2	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	1,592.4	1,375.9	—	3,736.0
Deferred income taxes	—	26.1	—	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	—	145.4
Investments in and advances to affiliates	3,533.4	5,484.7	1,346.1	919.4	(10,355.0)	928.6
Investments in auction rate securities	—	70.9	—	—	—	70.9
Due from affiliates	1,013.8	—	1,398.3	—	(2,412.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	91.4	113.8	25.3	—	230.5

Total assets	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$0.1	$516.3	$74.7	$58.4	$(321.8)	$327.7
Income taxes payable	—		396.9	21.0	(289.4)	128.5
Customer advances	—	184.3	65.1	7.8	—	257.2
Deferred income taxes	—	90.1	—	—	—	90.1
Distributions payable to noncontrolling interest	—	—	—	441.7	(292.0)	149.7
Other	—	66.0	—	12.0	—	78.0

Total current liabilities	0.1	856.7	536.7	540.9	(903.2)	1,031.2

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	811.9	171.0	(26.1)	956.8
Due to affiliates	—	1,014.8	—	1,397.3	(2,412.1)	—
Other noncurrent liabilities	—	265.8	135.1	34.9	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,804.8	739.9	4,450.2	1,098.0	(6,288.1)	2,804.8
Retained earnings	2,841.0	2,892.7	795.2	263.3	(3,951.2)	2,841.0
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(13.1)	(16.3)	128.5	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,385.4	1,443.5	(10,362.4)	4,547.0
Noncontrolling interest	—	—	369.2	—	16.7	385.9

Total equity	4,547.1	3,533.4	5,754.6	1,443.5	(10,345.7)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$974.7	$975.8	$448.2	$659.7	$(1,948.4)	$1,110.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	69.1	76.5	73.4	—	219.0
Deferred income taxes	—	7.7	12.8	(7.3)	—	13.2
Stock compensation expense	5.1	—	—	0.5	—	5.6
Excess tax benefit from stock-based compensation	(15.4)	—	—	—	—	(15.4)
Unrealized loss (gain) on derivatives	—	(19.6)	—	(2.1)	—	(21.7)
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	0.9	2.7	—	— —	3.6
Undistributed (earnings) of affiliates—net	(975.8)	(609.3)	(366.8)	(18.5)	1,948.4	(22.0)
Due to/from affiliates—net	490.2	(489.8)	257.0	(257.4)	—	—
Changes in:
Accounts and notes receivable—net	—	(188.7)	(640.9)	139.5	600.5	(89.6)
Margin deposits	—	0.8	—	0.1	—	0.9
Inventories—net	—	58.3	11.6	6.5	—	76.4
Accrued income taxes	—	(292.7)	176.7	5.2	—	(110.8)
Accounts and notes payable and accrued expenses	0.4	608.0	8.6	(10.2)	(600.5)	6.3
Customer advances	—	(89.9)	(39.0)	(7.3)	—	(136.2)
Other—net	—	(2.5)	33.9	(22.0)	—	9.4

Net cash provided by (used in) operating activities	479.2	28.1	(18.7)	560.1	—	1,048.7

Investing Activities:
Additions to property, plant and equipment	—	(96.2)	(38.3)	(23.3)	—	(157.8)
Proceeds from sale of property, plant and equipment and non-core assets	—	7.2	—	—	—	7.2
Sales and maturities of short-term and auction rate securities	—	16.0	—	—	—	16.0
Deposit to asset retirement funds	—	(2.2)	—	—	—	(2.2)
Other—net	—	—	—	—	—	—

Net cash (used in) investing activities	—	(75.2)	(38.3)	(23.3)	—	(136.8)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	—	(13.0)
Financing fees	—	—	—	—	—	—
Dividends paid on common stock	(52.3)	—	—	—	—	(52.3)
Dividends to/from affiliates	52.3	(52.3)	—	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(39.3)	(454.5)	—	(193.3)
Purchase of treasury stock	(500.0)	—	—	—	—	(500.0)
Issuances of common stock under employee stock plans	5.4	—	—	—	—	5.4
Excess tax benefit from stock-based compensation	15.4	—	—	—	—	15.4
Other—net	—	—	—	—	—	—

Net cash (used in) provided by financing activities	(479.2)	248.2	(52.3)	(454.5)	—	(737.8)

Effect of exchange rate changes on cash and cash equivalents	—	(6.0)	—	7.9	—	1.9

Increase (decrease) in cash and cash equivalents	—	195.1	(109.3)	90.2	—	176.0
Cash and cash equivalents at beginning of period	—	98.7	300.2	808.1	—	1,207.0

Cash and cash equivalents at end of period	$—	$293.8	$190.9	$898.3	$—	$1,383.0

CF INDUSTRIES HOLDINGS, INC.
Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$769.4	$770.4	$364.0	$533.1	$(1,560.5)	$876.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	73.9	69.4	70.0	—	213.3
Deferred income taxes	2.2	10.8	19.0	(6.2)	—	25.8
Stock compensation expense	4.7	—	—	0.4	—	5.1
Excess tax benefit from stock-based compensation	(18.6)	—	—	—	—	(18.6)
Unrealized (gain) loss on derivatives	—	11.3	0.4	1.8	—	13.5
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	(33.3)	2.4	1.5	—	(29.4)
Undistributed (earnings) loss of affiliates—net	(770.4)	(479.2)	(317.4)	(46.1)	1,560.5	(52.6)
Due to/from affiliates—net	(14.5)	17.5	230.7	(233.7)	—	—
Changes in (net of effects of acquisition):
Accounts and notes receivable—net	—	235.2	(26.4)	(189.6)	(197.9)	(178.7)
Margin deposits	—	2.6	—	1.7	—	4.3
Inventories—net	—	(3.7)	(10.6)	10.4	—	(3.9)
Accrued income taxes	—	(72.7)	134.6	14.9	—	76.8
Accounts and notes payable and accrued expenses	—	32.4	(206.1)	(1.7)	197.9	22.5
Customer advances	—	(18.4)	45.3	(57.3)	—	(30.4)
Other—net	—	1.4	(5.0)	1.6	—	(2.0)

Net cash (used in) provided by operating activities	(27.2)	548.2	300.3	100.8	—	922.1

Investing Activities:
Additions to property, plant and equipment	—	(57.8)	(37.9)	(9.8)	—	(105.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	45.1	2.4	—	—	47.5
Sales and maturities of short-term and auction rate securities	—	24.6	—	—	—	24.6
Other—net	—	—	—	31.3	—	31.3

Net cash provided by (used in) investing activities	—	11.9	(35.5)	21.5	—	(2.1)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—		(346.0)
Dividends paid on common stock	(14.3)	—	—	—	—	(14.3)
Dividends to/from affiliates	14.3	(14.3)	—	—	—	—
Distributions to noncontrolling interest	—	—	(28.6)	—	—	(28.6)
Issuances of common stock under employee stock plans	8.6	—	—	—	—	8.6
Excess tax benefit from stock-based compensation	18.6	—	—	—	—	18.6

Net cash provided by (used in) financing activities	27.2	(360.3)	(28.6)	—	—	(361.7)

Effect of exchange rate changes on cash and cash equivalents	—	(7.8)	—	7.4	—	(0.4)

Increase in cash and cash equivalents	—	192.0	236.2	129.7	—	557.9
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$328.2	$400.2	$627.2	$—	$1,355.6

CF INDUSTRIES HOLDINGS, INC.

25.   Subsequent Events

        On August 2, 2012, we entered into a definitive agreement with Glencore International plc (Glencore) to acquire the interests in CFL currently owned by Viterra for total cash consideration of C$915 million subject to certain adjustments. Pursuant to the agreement between CF Industries and Glencore, the interests in CFL being acquired by CF Industries consist of 34% of CFL's outstanding preferred and common stock and a product purchase agreement. As a result of the transaction and subject to the product purchase agreements with CFL, CF Industries will be entitled to purchase 100% of CFL's ammonia and urea production. CFL's results are currently included in our financial statements as a consolidated variable interest entity. The completion of the transaction is subject to the closing of Glencore's acquisition of Viterra, receipt of regulatory approvals in Canada and other terms and conditions in the definitive purchase agreement.

        On August 6, 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2012 Compared to the Second Quarter of 2011

  •
  Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $606.3 million in the second quarter of 2012 compared to net earnings of $487.4 million in the same quarter of 2011. Our results for the second quarter of 2012 included a net $77.6 million pre-tax unrealized mark-to-market gain ($48.2 million after tax) on natural gas derivatives and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of our former senior secured credit agreement (the 2010 Credit Agreement) which was replaced by a new unsecured credit agreement dated May 1, 2012 (the 2012 Credit Agreement).

    The net earnings attributable to common stockholders of $487.4 million in the second quarter of 2011 included a net $14.2 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business that was acquired in the Terra acquisition.

  •
  Our gross margin increased $175.9 million to $1,043.3 million in the second quarter of 2012 from $867.4 million in the same quarter of 2011 due primarily to higher nitrogen segment results driven by higher average selling prices, lower realized natural gas costs and unrealized mark-to-market gains partially offset by lower sales volume. The increase in the nitrogen segment was partially offset by a decrease in the phosphate segment gross margin, driven primarily by lower average selling prices.

  •
  Our net sales decreased $66.1 million, or 4%, to $1.7 billion in the second quarter of 2012 from $1.8 billion in the second quarter of the prior year. The decrease in net sales was due primarily

CF INDUSTRIES HOLDINGS, INC.

    to lower nitrogen and phosphate fertilizer sales volumes and lower average phosphate segment selling prices, partially offset by higher average nitrogen segment selling prices. Total sales volume (measured in short tons) in the second quarter of 2012 decreased 7% from the prior year period due to decreases in both nitrogen and phosphate segment sales volumes.

  •
  Cash flow from operations in the first six months of 2012 increased $126.6 million to $1.0 billion compared to the same period of 2011, due primarily to improved net earnings, partially offset by the impact of increased cash invested in working capital.

  •
  During the second quarter of 2012, we repurchased 3.1 million shares of our common stock for $500.0 million. These purchases completed the $1.5 billion share repurchase program authorized by our Board of Directors in August 2011.

  •
  We paid cash dividends of $52.3 million and $14.3 million in the first six months of 2012 and 2011, respectively. The increase is due primarily to an increase in the quarterly dividend to $0.40 per common share from $0.10 per common share, which occurred in the third quarter of 2011.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three months ended June 30				Six months ended June 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales	$1,735.6	$1,801.7	$(66.1)	(3.7)%	$3,263.2	$2,975.7	$287.5	9.7%
Cost of sales	692.3	934.3	(242.0)	(25.9)%	1,508.1	1,583.3	(75.2)	(4.7)%

Gross margin	1,043.3	867.4	175.9	20.3%	1,755.1	1,392.4	362.7	26.0%
Selling, general and administrative expenses	41.3	31.7	9.6	30.3%	75.1	62.7	12.4	19.8%
Restructuring and integration costs	—	1.3	(1.3)	(100.0)%	—	3.4	(3.4)	(100.0)%
Other operating—net	10.8	3.9	6.9	176.9%	33.1	(27.1)	60.2	(222.1)%

Total other operating costs and expenses	52.1	36.9	15.2	41.2%	108.2	39.0	69.2	177.4%
Equity in earnings of operating affiliates	13.8	14.2	(0.4)	(2.8)%	29.3	25.7	3.6	14.0%

Operating earnings	1,005.0	844.7	160.3	19.0%	1,676.2	1,379.1	297.1	21.5%
Interest expense	45.3	30.8	14.5	47.1%	76.2	82.9	(6.7)	(8.1)%
Interest income	—	(0.9)	0.9	(100.0)%	(0.4)	(1.2)	0.8	(66.7)%
Other non-operating—net	(0.6)	(0.2)	(0.4)	200.0%	(0.7)	(0.5)	(0.2)	40.0%

Earnings before income taxes and equity in earnings of non-operating affiliates	960.3	815.0	145.3	17.8%	1,601.1	1,297.9	303.2	23.4%
Income tax provision	309.2	281.0	28.2	10.0%	516.0	439.8	76.2	17.3%
Equity in earnings of non-operating affiliates—net of taxes	27.2	9.8	17.4	177.6%	24.9	18.3	6.6	36.1%

Net earnings	678.3	543.8	134.5	24.7%	1,110.0	876.4	233.6	26.7%
Less: Net earnings attributable to noncontrolling interest	72.0	56.4	15.6	27.7%	135.3	107.0	28.3	26.4%

Net earnings attributable to common stockholders	$606.3	$487.4	$118.9	24.4%	$974.7	$769.4	$205.3	26.7%

Diluted net earnings per share attributable to common stockholders	$9.31	$6.75	$2.56		$14.81	$10.66	$4.15
Diluted weighted average common shares outstanding	65.2	72.2	(7.0)		65.8	72.2	(6.4)
Dividends declared per common share	$0.40	$0.10	$0.30		$0.80	$0.20	$0.60

Second Quarter of 2012 Compared to the Second Quarter of 2011

Consolidated Operating Results

        Our total gross margin increased $175.9 million to $1,043.3 million in the second quarter of 2012 from $867.4 million in the same quarter of 2011 due primarily to an increase in gross margin in the nitrogen segment, partially offset by a decrease in gross margin in the phosphate segment. In the nitrogen segment, the gross margin increased by $210.3 million, or 27%, to $992.9 million in the second quarter of 2012 compared to $782.6 million in the same quarter of the prior year due primarily to higher average nitrogen fertilizer selling prices, unrealized mark-to-market gains on natural gas derivatives in the current year quarter compared to unrealized losses in the prior year quarter and lower realized natural gas costs, partially offset by lower sales volume. In the phosphate segment, gross margin decreased by $34.4 million to $50.4 million in the second quarter of 2012 compared to $84.8 million in the second quarter of 2011 due primarily to lower average phosphate fertilizer selling prices and lower sales volumes, partially offset by lower sulfur costs.

        We reported net earnings attributable to common stockholders of $606.3 million in the second quarter of 2012 compared to net earnings of $487.4 million in the same quarter of 2011. Our results for

CF INDUSTRIES HOLDINGS, INC.

the second quarter of 2012 included a net $77.6 million pre-tax unrealized mark-to-market gain ($48.2 million after tax) on natural gas derivatives and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of the 2010 Credit Agreement as it was replaced with the 2012 Credit Agreement.

        Net earnings attributable to common stockholders of $487.4 million for the three months ended June 30, 2011 included a net $14.2 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business that was acquired in the Terra acquisition.

Net Sales

        Our net sales decreased $66.1 million, or 4%, to $1.7 billion in the second quarter of 2012 from $1.8 billion in the second quarter of 2011. This decrease was due primarily to a decline in the phosphate segment. Net sales in the phosphate segment declined by $65.1 million in the second quarter of 2012 from the combination of an 8% decline in volume and a 15% decline in average selling prices. The volume decline was due primarily to the start-up of production of a new MAP product during the quarter and the positioning of it in inventory for sale in future periods, while the selling price decline was due to lower global demand. In the nitrogen segment, net sales declined by $1.0 million as a 6% decline in volume was almost entirely offset by a 7% increase in average selling prices. The decline in volume in the second quarter of 2012 is due primarily to the increase in volume in the first quarter 2012 as the unusually early arrival of spring allowed farmers to take delivery and start application of ammonia in the first quarter of 2012, while significant deliveries and application didn't start until later in the second quarter of 2011.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $145 per ton in the second quarter of 2012 compared to $191 per ton in the same quarter of 2011. The 24% period-over-period decrease in cost of sales per ton was due primarily to unrealized mark-to-market gains on natural gas derivatives in the current quarter compared to unrealized losses in the second quarter of 2011 and lower realized natural gas costs. Phosphate segment cost of sales averaged $367 per ton in the second quarter of 2012 compared to $394 per ton in the prior year period. This 7% decrease was due primarily to lower sulfur costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $9.6 million to $41.3 million in the second quarter of 2012 from $31.7 million in the second quarter of 2011 due primarily to higher corporate office expenses, including higher professional service fees associated with the design and implementation of a new enterprise resource planning (ERP) software system, higher legal costs associated with corporate activities and higher incentive compensation and pension costs.

Other Operating—Net

        Net other operating expense increased $6.9 million to $10.8 million in the second quarter of 2012 as compared to $3.9 million in the second quarter of 2011 due primarily to costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, environmental remediation costs associated with a closed facility and foreign exchange costs.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas.

Interest—Net

        Net interest expense was $45.3 million in the second quarter of 2012 compared to $29.9 million in the same quarter of 2011. The increase in net interest expense was due primarily to $15.2 million of accelerated amortization of deferred loan fees on the 2010 Credit Agreement that was terminated in May 2012.

Income Taxes

        Our income tax provision for the second quarter of 2012 was $309.2 million on pre-tax income of $960.3 million, or an effective tax rate of 32.2%, compared to an income tax provision of $281.0 million on pre-tax income of $815.0 million, or an effective tax rate of 34.5%, for the same quarter of 2011. The effective tax rate for the second quarter of 2012 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 34.8% compared to 37.0% in the second quarter of 2011. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interest was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012 for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. We recorded $27.2 million of earnings in the second quarter of 2012 compared to $9.8 million of earnings in the same quarter of 2011. The increase was due primarily to higher earnings from GrowHow due to an $11.1 million insurance settlement related to a fire that occurred in 2011 and improved operating results.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $15.6 million increase in net earnings attributable to the noncontrolling interest is due primarily to improved operating results for CFL during the quarter ended June 30, 2012 compared to the same period of 2011. During the second quarters of both 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $9.31 in the second quarter of 2012 from $6.75 in the second quarter of 2011 due to the increase in net earnings

CF INDUSTRIES HOLDINGS, INC.

attributable to common stockholders and a decrease in the weighted average shares outstanding due to repurchasing 6.5 million shares of our common stock in the second half of 2011 and an additional 3.1 million shares in the second quarter of 2012 under our share repurchase program.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Consolidated Operating Results

        Our total gross margin increased $362.7 million to $1.8 billion for the six months ended June 30, 2012 from $1.4 billion for the comparable period of 2011 due to an increase in the gross margin in the nitrogen segment partially offset by a decrease in gross margin in the phosphate segment. In the nitrogen segment, the gross margin increased by $429.9 million to $1.7 billion in the first six months of 2012 compared to $1.2 billion in the same six months of 2011. The nitrogen segment gross margin increased due to higher average nitrogen fertilizer selling prices, lower realized natural gas costs, higher sales volume and unrealized mark-to-market gains on natural gas derivatives in the current year period compared to unrealized losses in the prior year. In the phosphate segment, gross margin decreased by $67.2 million to $100.1 million in the first six months of 2012 compared to $167.3 million in the comparable period of 2011, due primarily to 13% lower average phosphate fertilizer selling prices, partially offset by a 3% increase in volume.

        Net earnings attributable to common stockholders of $974.7 million for the six months ended June 30, 2012 included a net $21.7 million pre-tax unrealized mark-to-market gain ($13.5 million after tax) on natural gas derivatives and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 Credit Agreement that we replaced in May 2012.

        Net earnings attributable to common stockholders of $769.4 million for the six months ended June 30, 2011 included a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, a net $13.5 million pre-tax unrealized mark-to-market loss ($8.3 million after tax) on natural gas derivatives, $3.4 million ($2.1 million after tax) of restructuring and integration costs associated with the acquisition of Terra, and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

Net Sales

        Our net sales increased $287.5 million, or 10%, to $3.3 billion in the six months ended June 30, 2012 from $3.0 billion in the same period of 2011. This increase was due primarily to an increase in the nitrogen segment, partially offset by a decline in the phosphate segment. In the nitrogen segment, net sales increased by $344.8 million due to both a 12% increase in average selling prices and 2% increase in volumes as higher planted acres for the 2012 growing season led to higher demand for nitrogen fertilizer products. In the phosphate segment, net sales declined $57.3 million due primarily to a 13% decline in average selling prices, partially offset by a 3% increase in volume. The decline in phosphate selling prices was due primarily to lower global demand.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $166 per ton in the first six months of 2012 compared to $182 per ton in the same period of 2011. This 9% decrease was due primarily to lower realized natural gas cost and a net $21.7 million unrealized mark-to-market gain on natural gas derivatives in the current year compared to a net $13.5 million unrealized loss in the prior

CF INDUSTRIES HOLDINGS, INC.

year. Phosphate segment cost of sales averaged $384 per ton in the first six months of 2012 compared to $386 per ton in the prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $12.4 million to $75.1 million in the first six months of 2012 from $62.7 million in the same period of 2011 due primarily to higher corporate office expenses including higher professional service fees associated with the design and implementation of a new enterprise resource planning (ERP) software system, higher legal costs associated with corporate activities and higher incentive compensation and pension costs.

Other Operating—Net

        Other operating-net was an expense of $33.1 million in the first six months of 2012 compared to income of $27.1 million in the same period of 2011. The expense recorded in the first six months of 2012 consists primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, foreign exchange costs, environmental remediation costs associated with a closed facility and losses on the disposal of property, plant and equipment. The income recorded in the first half of 2011 consists primarily of the $32.5 million gain that was recognized on the sale of four dry-product warehouses and the $2.0 million gain on the sale of a non-core transportation business.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. The $3.6 million increase in the first six months of 2012 is due to improved Houston Ammonia Terminal operating results.

Interest—Net

        Net interest expense was $75.8 million in the six months ended June 30, 2012 compared to $81.7 million in the same period of 2011. The decrease in expense was due primarily to accelerated loan fee amortization. In the first half of 2012, we terminated the 2010 Credit Agreement and recognized $15.2 million of accelerated loan fee amortization. In the first half of 2011, we repaid the remaining balance of our senior secured term loan and recognized $19.9 million of accelerated loan fee amortization.

Income Taxes

        Our income tax provision for the six months ended June 30, 2012 was $516.0 million on pre-tax income of $1.6 billion, or an effective tax rate of 32.2%, compared to an income tax provision of $439.8 million on a pre-tax income of $1.3 billion and an effective tax rate of 33.9% in the same period of 2011. The effective tax rate for the six months ended June 30, 2012 based upon pre-tax income exclusive of earnings attributable to noncontrolling interest was 35.2% compared to 36.9% in the prior year. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interests was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13 to our audited consolidated financial statements included in our 2011 Annual

CF INDUSTRIES HOLDINGS, INC.

Report on Form 10-K filed with the SEC on February 27, 2012 for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for the first six months of 2012 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $6.6 million increase in the first six months of 2012 compared to the same period of 2011 was due primarily to higher net earnings at GrowHow due to an $11.1 million insurance settlement resulting from a fire that occurred in 2011, partially offset by higher maintenance costs.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $28.3 million increase in net earnings attributable to noncontrolling interest is due primarily to improved operating results for CFL in the first six months of 2012. During each of the first two quarters of 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $14.81 in the first six months of 2012 from $10.66 in the comparable period of 2011 due primarily to the increase in net earnings attributable to common stockholders and a decrease in the weighted average shares outstanding due to repurchasing 6.5 million shares of our common stock in the second half of 2011 and an additional 3.1 million shares in the second quarter of 2012 under our share repurchase program.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended June 30				Six months ended June 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales	$1,504.1	$1,505.1	$(1.0)	(0.1)%	$2,775.8	$2,431.0	$344.8	14.2%
Cost of sales	511.2	722.5	(211.3)	(29.2)%	1,120.8	1,205.9	(85.1)	(7.1)%

Gross margin	$992.9	$782.6	$210.3	26.9%	$1,655.0	$1,225.1	$429.9	35.1%
Gross margin percentage	66.0%	52.0%			59.6%	50.4%
Tons of product sold (000s)	3,532	3,774	(242)	(6.4)%	6,733	6,615	118	1.8%
Sales volume by product (000s)
Ammonia	793	981	(188)	(19.2)%	1,465	1,391	74	5.3%
Granular urea	694	727	(33)	(4.5)%	1,452	1,331	121	9.1%
UAN	1,627	1,649	(22)	(1.3)%	3,028	3,103	(75)	(2.4)%
AN	249	268	(19)	(7.1)%	496	512	(16)	(3.1)%
Other nitrogen products	169	149	20	13.4%	292	278	14	5.0%
Average selling price per ton by product
Ammonia	$635	$596	$39	6.5%	$618	$566	$52	9.2%
Granular urea	522	389	133	34.2%	490	381	109	28.6%
UAN	324	323	1	0.3%	314	301	13	4.3%
AN	257	260	(3)	(1.2)%	258	256	2	0.8%
Cost of natural gas (per MMBtu)(1)	$3.13	$4.32	$(1.19)	(27.5)%	$3.31	$4.32	$(1.01)	(23.4)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.27	$4.35	$(2.08)	(47.8)%	$2.37	$4.26	$(1.89)	(44.4)%
Depreciation and amortization	$84.4	$78.6	$5.8	7.4%	$166.9	$156.9	$10.0	6.4%
Capital expenditures	$72.8	$22.3	$50.5	226.5%	$108.9	$68.1	$40.8	59.9%
Production volume by product (000s)
Ammonia(2)	1,719	1,837	(118)	(6.4)%	3,554	3,684	(130)	(3.5)%
Granular urea	656	632	24	3.8%	1,361	1,283	78	6.1%
UAN (32%)	1,484	1,534	(50)	(3.3)%	2,957	3,108	(151)	(4.9)%
AN	241	252	(11)	(4.4)%	483	510	(27)	(5.3)%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

Second Quarter of 2012 Compared to the Second Quarter of 2011

        Net Sales.    Nitrogen segment net sales of $1.5 billion in the second quarter of 2012 approximated the level achieved in the second quarter of 2011 as higher average selling prices almost entirely offset lower sales volume. Average nitrogen fertilizer selling prices increased to $426 per ton in the second quarter of 2012 from $399 per ton in the same quarter of 2011 due primarily to increases of 34% and 7% in urea and ammonia per ton selling prices, respectively. The favorable nitrogen fertilizer pricing environment resulted from tight industry-wide supply due to increased demand caused by the higher level of planted acres in 2012. Nitrogen segment sales volume in the second quarter of 2012 was 6% lower than in the second quarter of last year due primarily to 19% lower ammonia sales. The decline in ammonia volume in the second quarter of 2012 is due primarily to the increase in volume in the first quarter 2012 as the unusually early arrival of spring allowed farmers to take delivery and start application of ammonia in the first quarter of 2012, while significant deliveries and application didn't start until later in the second quarter of 2011.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $145 per ton in the second quarter of 2012 compared to $191 per ton in the second quarter of 2011. The decrease in

CF INDUSTRIES HOLDINGS, INC.

cost of sales per ton is due primarily to lower realized natural gas costs and net $77.6 million in unrealized mark-to-market gains on natural gas derivatives in the second quarter of 2012 compared to net losses of $14.2 million in the second quarter of 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

        Net Sales.    Nitrogen segment net sales increased $344.8 million to $2.8 billion in the six months ended June 30, 2012 compared to $2.4 billion in the same period of last year, due to both higher average selling prices and a 2% increase in sales volume. Average nitrogen fertilizer selling prices increased to $412 per ton in the first six months of 2012 from $367 per ton in the first six months of 2011 with increases mainly in ammonia and urea. Higher ammonia and urea average selling prices resulted from tight industry-wide supply due to increased demand caused by the higher level of planted acres in 2012.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $166 per ton in the six months ended June 30, 2012 compared to $182 per ton in the same period of 2011. The decrease is due primarily to lower realized natural gas costs and $21.7 million in net unrealized mark-to-market gains on natural gas derivatives in the first six months of 2012 compared to net losses of $13.5 million in the 2011 period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended June 30				Six months ended June 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales	$231.5	$296.6	$(65.1)	(21.9)%	$487.4	$544.7	$(57.3)	(10.5)%
Cost of sales	181.1	211.8	(30.7)	(14.5)%	387.3	377.4	9.9	2.6%

Gross margin	$50.4	$84.8	$(34.4)	(40.6)%	$100.1	$167.3	$(67.2)	(40.2)%
Gross margin percentage	21.8%	28.6%			20.5%	30.7%
Tons of product sold (000s)	493	538	(45)	(8.4)%	1,009	978	31	3.2%
Sales volume by product (000s)
DAP	368	382	(14)	(3.7)%	792	713	79	11.1%
MAP	125	156	(31)	(19.9)%	217	265	(48)	(18.1)%
Domestic vs. export sales (000s)
Domestic	202	298	(96)	(32.2)%	527	692	(165)	(23.8)%
Export	291	240	51	21.3%	482	286	196	68.5%
Average selling price per ton by product
DAP	$472	$555	$(83)	(15.0)%	$483	$558	$(75)	(13.4)%
MAP	464	544	(80)	(14.7)%	482	554	(72)	(13.0)%
Depreciation, depletion and amortization	$9.1	$10.0	$(0.9)	(9.0)%	$22.5	$21.7	$0.8	3.7%
Capital expenditures	$13.3	$24.7	$(11.4)	(46.2)%	$35.0	$29.2	$5.8	19.9%
Production volume by product (000s)
Phosphate rock	809	784	25	3.2%	1,747	1,637	110	6.7%
Sulfuric acid	653	615	38	6.2%	1,236	1,282	(46)	(3.6)%
Phosphoric acid as P2O5(1)	254	232	22	9.5%	480	494	(14)	(2.8)%
DAP/MAP	514	460	54	11.7%	964	979	(15)	(1.5)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2012 Compared to the Second Quarter of 2011

        Net Sales.    Phosphate segment net sales decreased $65.1 million, or 22%, to $231.5 million in the second quarter of 2012 compared to $296.6 million in the second quarter of 2011 due to both lower average selling prices and lower sales volume. Our total phosphate sales volume of 493,000 tons in the second quarter of 2012 was 8% lower than the second quarter of 2011 due primarily to the start-up of production of a new MAP product during the quarter and the positioning of it in inventory for sale in future periods. Lower global demand resulted in lower selling prices as phosphate segment average selling prices declined by 15% as compared to the prior year. In response to better margins available in the international marketplace, we exported 291,000 tons in the second quarter of 2012 compared to 240,000 tons in the same quarter of the prior year.

        Cost of Sales.    Phosphate segment cost of sales averaged $367 per ton in the second quarter of 2012 compared to $394 per ton in the prior year period. The 7% decrease was due primarily to lower sulfur costs.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

        Net Sales.    Phosphate segment net sales decreased $57.3 million to $487.4 million in the first six months of 2012 compared to $544.7 million in the first six months of 2011 due to lower average selling prices, partially offset by higher volume. Average selling prices for the six months ended June 30, 2012 decreased by 13% compared to the prior year reflecting lower global demand. Our total volume of phosphate fertilizer sales of 1.0 million tons in the first six months of 2012 was 3% higher than in the

CF INDUSTRIES HOLDINGS, INC.

same period of 2011 due primarily to higher export sales volume in response to low domestic demand and favorable margins in the international marketplace.

        Cost of Sales.    Average phosphate segment cost of sales of $384 per ton in the first six months of 2012 were slightly lower than the $386 per ton in the prior year period.

Liquidity and Capital Resources

        Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business.

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

Cash Balances

        We had cash and cash equivalents of $1.4 billion and $1.2 billion as of June 30, 2012, and December 31, 2011, respectively.

Share Repurchase Program

        On August 4, 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of our common stock. Repurchases under this program were authorized to be made from time to time in the open market, in privately negotiated transactions, or otherwise. During the second half of 2011, we repurchased 6.5 million shares under this program for $1.0 billion. In the second quarter of 2012, we repurchased an additional 3.1 million shares for $500.0 million. The repurchases total 9.6 million shares, completing the $1.5 billion authorization under the program. In June 2012, our Board of Directors approved a resolution to retire all 9.6 million shares of the repurchased stock, and as of June 30, 2012, all repurchased shares had been retired. In the balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid in capital by $1,125.9 million and $374.2 million, respectively, as of June 30, 2012.

Investments in Auction Rate Securities

        As of June 30, 2012, our investments in auction rate securities were reported at their fair value of $55.5 million, after reflecting a $4.1 million unrealized holding loss against a par value of $59.6 million. At December 31, 2011, our investments in auction rate securities totaled $70.9 million, after reflecting a $4.7 million unrealized holding loss against a par value of $75.6 million. During the first six months of 2012, $16.0 million of our auction rate securities were redeemed at par value.

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

CF INDUSTRIES HOLDINGS, INC.

        We determined the fair value of these investments at June 30, 2012 using a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments. The unrealized holding loss has been reported in other comprehensive income as the impairment is deemed to be temporary based on the requirements set forth in ASC Topic 320—Investments—Debt and Equity Securities. See Note 5 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our investments in auction rate securities.

        The model we use to value our auction rate securities uses discounted cash flow calculations as one of the significant inputs to the ultimate determination of fair value. The base interest rates assumed for the required rates of return are key components of the calculation of discounted cash flows. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $3.3 million greater. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in the conditions in the credit markets, the credit worthiness of the issuers, or in the variables considered in our valuation model.

        We believe ultimately we will recover the historical cost for these instruments as we presently intend to hold these securities until market liquidity returns either through resumption of auctions or otherwise. We do not believe the ongoing market liquidity issues regarding these securities present any operating liquidity issues for us. We believe our cash, cash equivalents, operating cash flow, and credit available under our 2012 Credit Agreement are adequate to fund our cash requirements for the foreseeable future.

Debt

        As of June 30, 2012 and December 31, 2011, we had $1.6 billion of outstanding senior notes that were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020. At December 31, 2011 we also had $13.0 million of Terra 7% senior notes due 2017, which were redeemed in the second quarter of 2012.

        Notes payable, representing amounts owed by CFL to its noncontrolling interest holder with respect to advances, were $4.8 million as of both June 30, 2012 and December 31, 2011.

        As of June 30, 2012 and December 31, 2011, $491.2 million was available for borrowing under our applicable credit agreements, reflecting $8.8 million of outstanding letters of credit and no outstanding borrowings thereunder. Beginning on April 5, 2010, the 2010 Credit Agreement was in place. This agreement provided for $500 million of borrowings outstanding at any time for working capital requirements and for general corporate purposes. On May 1, 2012, we terminated the 2010 Credit Agreement and entered into the 2012 Credit Agreement. The 2012 Credit Agreement provides for $500 million of borrowings outstanding at any time for working capital, capital expenditures, acquisitions, share repurchases and other general purposes. The obligations under the 2010 Credit Agreement were guaranteed by CF Industries Holdings, Inc. and certain direct and indirect wholly-owned subsidiaries. Upon the termination of the 2010 Credit Agreement, the guarantees and all of the liens on the assets were released. Obligations under the 2012 Credit Agreement are unsecured and currently CF Industries Holdings, Inc. is the only guarantor.

        The 2012 Credit Agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of June 30, 2012, we were in compliance with all covenants under the 2012 Credit Agreement and the senior notes indentures.

CF INDUSTRIES HOLDINGS, INC.

        See Note 17 to our unaudited interim consolidated financial statements included in Part 1 of this report for additional information regarding our outstanding indebtedness and our credit facility.

Capital Spending

        Capital expenditures of $157.8 million were made in the first half of 2012 to sustain our asset base, to increase our production capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. We expect to spend approximately $400 million on capital expenditures in total for 2012 as compared to $247.2 million in 2011. The anticipated increase is due primarily to an increase in scheduled turnarounds in 2012, higher spending on environmental, health and safety projects and the announced projects to increase production and efficiency at our Donaldsonville nitrogen complex.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of June 30, 2012 and December 31, 2011, we had approximately $121.0 million and $257.2 million, respectively, in customer advances on our consolidated balance sheets.

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

        Under the FPP, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of an FPP contract due to a customer's inability or unwillingness to perform may negatively impact our reported

CF INDUSTRIES HOLDINGS, INC.

sales. We also may be subject to certain charges under these arrangements should we be unable to deliver product at the specified time. If the level of forward sales were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our credit facility could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

        As of June 30, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $52.6 million and $74.7 million, respectively, for which we have no cash collateral on deposit with these counterparties.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). We expect to deposit approximately $50.0 million in the fourth quarter of 2012 which will fully fund the trust account for the Plant City Consent Decree and we expect to fund the remaining $2.0 million in the State of Florida

CF INDUSTRIES HOLDINGS, INC.

Financial Assurance escrow account by 2016. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by the timing of activities, refinements in scope, technological developments, cost inflation, discount rates and changes in regulations. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At June 30, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

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

Other Liquidity Requirements

        We are subject to federal, state and local laws and rules concerning surface and underground waters. Such rules evolve through various stages of proposal or development and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, rules in the State of Florida are being developed to limit nutrient content in water discharges, including certain specific rules pertaining to water bodies near our Florida operations. We are monitoring the evolution of these rules. Potential costs associated with compliance cannot be determined currently and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed approximately $4.7 million to our pension plans in the six months ended June 30, 2012. We expect to contribute approximately $15.3 million to our pension plans over the remaining six months of 2012.

Cash Flows

Operating Activities

        Net cash generated from operating activities during the six months ended June 30, 2012 was $1,048.7 million as compared to $922.1 million in the same period of 2011. The $126.6 million increase in cash flow from operations was due primarily to the $233.6 million increase in net earnings, partially offset by an increase in cash invested in working capital during the first half of 2012 as compared to the first half of 2011. The increase in the amount of cash invested in working capital in the first half of 2012 was due primarily to a decrease in cash received from customers for advances on forward sales and an increase in income tax payments.

CF INDUSTRIES HOLDINGS, INC.

Investing Activities

        Net cash used in investing activities was $136.8 million in the first half of 2012 compared to $2.1 million in the six months ended June 30, 2011. The cash used in investing activities in the first six months of 2012 was primarily for $157.8 million of capital expenditures. Net cash used in investing activities in the first half of 2011 included $105.5 million in capital expenditures partially offset by $47.5 million in proceeds from the sale of property, plant and equipment, including the sale of four dry-product warehouses and a non-core transportation business and $24.6 million on sales and maturities of short-term and auction rate securities.

Financing Activities

        Net cash used in financing activities was $737.8 million in the first half of 2012 compared to $361.7 million in the same period of 2011. In the first six months of 2012, we repurchased $500.0 million of our common stock; there were no comparable repurchases in the same period of 2011, and distributed $193.3 million to the noncontrolling interests in the first half of 2012 compared with $28.6 million in the first half of 2011. In the first six months of 2012, $13.0 million was used for the repayment of long term debt compared to $346.0 million in the first six months of 2011. Dividends paid on common stock increased to $52.3 million in the first six months of 2012 from $14.3 million in the first half of 2011 due primarily to the increase in the common dividend to $0.40 per share in the third quarter of 2011.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2012:

	Remainder of 2012	2013	2014	2015	2016	After 2016	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Notes payable(2)	—	4.8	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	58.1	116.2	116.0	113.0	112.0	282.0	797.3
Other Obligations
Operating leases	40.5	66.4	41.6	24.6	22.3	54.8	250.2
Equipment purchases and plant improvements	121.8	51.9	8.6	—	—	—	182.3
Transportation(3)	44.1	29.0	17.1	15.5	16.0	146.5	268.2
Purchase obligations(4)(5)	249.5	322.1	206.1	190.1	182.1	361.7	1,511.6
Contributions to Pension Plans(6)	15.3	—	—	—	—	—	15.3

Total(7)	$529.3	$590.4	$389.4	$343.2	$332.4	$2,445.0	$4,629.7

(1)
Based on debt balances and interest rates as of June 30, 2012.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2012 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas that are valued based on prevailing market-based forward prices at June 30, 2012. Purchase obligations do not include any amounts related to our financial hedges (i.e., swaps) associated with natural gas purchases.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. Based on market prices at June 30, 2012, the commitment for the remainder of 2012 is $87.4 million, the annual commitment is $180.7 million and the total remaining commitment is $1,171.7 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2012. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Excludes $ 76.3 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 11—Income Taxes, to our unaudited interim consolidated financial statements included in Part 1 of this report and Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K for further discussion of these unrecognized tax benefits.

Subsequent Events

        On August 2, 2012, we entered into a definitive agreement with Glencore International plc (Glencore) to acquire the interests in CFL currently owned by Viterra for total cash consideration of C$915 million subject to certain adjustments. Pursuant to the agreement between CF Industries and Glencore, the interests in CFL being acquired by CF Industries consist of 34% of CFL's outstanding preferred and common stock and a product purchase agreement. As a result of the transaction and subject to the product purchase agreements with CFL, CF Industries will be entitled to purchase 100% of CFL's ammonia and urea production. CFL's results are currently included in our financial statements as a consolidated variable interest entity. The completion of the transaction is subject to the closing of Glencore's acquisition of Viterra, receipt of regulatory approvals in Canada and other terms and conditions in the definitive purchase agreement.

        On August 6, 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

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

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first six months of 2012.

Recent Accounting Pronouncements

        See Note 3 to our unaudited interim consolidated financial statements included in Part 1 of this report for a discussion of recent accounting pronouncements.

CF INDUSTRIES HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

        From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this Form 10-Q. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward- looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

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

        As of June 30, 2012 and December 31, 2011, we had open derivative contracts for 74.4 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the six months ended June 30, 2012, we used derivatives to cover approximately 71% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $74.4 million.

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

Investments in Auction Rate Securities

        As of June 30, 2012, we had $55.5 million of investments in auction rate securities consisting of available-for-sale tax exempt auction rate securities that were all supported by student loans that were originated primarily under the Federal Family Education Loan Program. Due to the illiquidity in the credit markets, auctions for these securities have generally failed. As a result, we do not consider these investments to be liquid investments and we will not be able to access these funds until such time as auctions for these securities are successful, buyers are found outside of the auction process, or the securities are redeemed by the issuer. Further details regarding these securities are included in Note 5

CF INDUSTRIES HOLDINGS, INC.

to our unaudited interim consolidated financial statements included in Part 1 and in Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital resources, both in this Form 10-Q.

        The valuation of these securities utilizes a mark-to-model approach that relies on discounted cash flows, market data and inputs that are derived from similar instruments. Based on this valuation, the unrealized holding loss against the cost basis in the investments at June 30, 2012 was $4.1 million. The unrealized holding loss has been reported in other comprehensive income and the impact of the unrealized holding loss is recorded in the net $55.5 million investment balance in auction rate securities. If the required rate of return we used in the calculation model was 100 basis points higher, the resulting holding loss would have been approximately $3.3 million higher. We may need to recognize either additional holding gains or losses in other comprehensive income or holding losses in net earnings should changes occur in either the conditions in the credit markets, the credit quality of the issuers, or in the variables considered in our valuation model.

        Upon a failed auction, the instrument carries an interest rate based upon certain predefined formulas. A 100 basis point change in the average rate of interest earned on these investments would result in a $0.6 million change in pre-tax income on an annual basis.

Interest Rate Fluctuations

        As of June 30, 2012, we had $800.0 million of senior notes outstanding with an original maturity date of May 1, 2018 and $800.0 million of senior notes outstanding with an original maturity date of May 1, 2020. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at June 30, 2012 was approximately $1.9 billion. Borrowings under our 2012 Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2012, there were no borrowings under that agreement.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2012.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/12 - 4/30/12	—		$—		—	$500,000
5/1/12 - 5/31/12	3,050,902	(1)	163.89	(2)	9,566,153	—
6/1/12 - 6/30/12	441	(3)	170.52		—	—

Total	3,051,343		163.89		9,566,153	—

(1)
On August 4, 2011, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $1.5 billion through December 31, 2013, subject to market conditions (the 2011 Stock Repurchase Program), as discussed in Note 20—Treasury Stock, in the notes to the unaudited financial statements included in Part 1.

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

CF Industries Holdings, Inc.
Date: August 7, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 7, 2012	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit Agreement, dated as of May 1, 2012, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Bank, N.A., as Issuing Bank, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2012, File No. 001-32597)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements