Form 10-Q
period 2012-09-30
CF Industries Holdings, Inc.
filed 2012-11-06
CIK 1324404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        62,870,583 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 31, 2012.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net sales	$1,359.4	$1,403.8	$4,622.6	$4,379.5
Cost of sales	657.4	765.8	2,165.5	2,349.1

Gross margin	702.0	638.0	2,457.1	2,030.4

Selling, general and administrative expenses	36.5	30.5	111.6	93.2
Restructuring and integration costs	—	0.8	—	4.2
Other operating—net	8.6	39.4	41.7	12.3

Total other operating costs and expenses	45.1	70.7	153.3	109.7
Equity in earnings of operating affiliates	10.2	15.0	39.5	40.7

Operating earnings	667.1	582.3	2,343.3	1,961.4
Interest expense	28.7	32.1	104.9	115.0
Interest income	(1.6)	(0.3)	(2.0)	(1.5)
Other non-operating—net	(0.2)	(0.1)	(0.9)	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	640.2	550.6	2,241.3	1,848.5
Income tax provision	206.0	184.9	722.0	624.7
Equity in earnings of non-operating affiliates-net of taxes	23.9	16.7	48.8	35.0

Net earnings	458.1	382.4	1,568.1	1,258.8
Less: Net earnings attributable to noncontrolling interest	54.8	51.5	190.1	158.5

Net earnings attributable to common stockholders	$403.3	$330.9	$1,378.0	$1,100.3

Net earnings per share attributable to common stockholders:
Basic	$6.43	$4.77	$21.47	$15.55

Diluted	$6.35	$4.73	$21.19	$15.41

Weighted average common shares outstanding:
Basic	62.8	69.4	64.2	70.7

Diluted	63.5	69.9	65.0	71.4

Dividends declared per common share	$0.40	$0.40	$1.20	$0.60

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Net earnings	$458.1	$382.4	$1,568.1	$1,258.8
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	27.8	(48.1)	48.4	(21.2)
Unrealized gain (loss) on securities—net of taxes	1.1	(1.4)	1.5	1.4
Defined benefit plans—net of taxes	9.3	2.1	12.5	4.4

	38.2	(47.4)	62.4	(15.4)

Comprehensive income	496.3	335.0	1,630.5	1,243.4
Less: Comprehensive income attributable to the noncontrolling interest	55.7	49.3	191.1	157.2

Comprehensive income attributable to common stockholders	$440.6	$285.7	$1,439.4	$1,086.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	December 31, 2011
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,221.3	$1,207.0
Accounts receivable—net	340.9	269.4
Inventories—net	310.0	304.2
Prepaid income taxes	118.1	—
Other	24.9	18.0

Total current assets	3,015.2	1,798.6
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $2,712.4 and $2,447.5	3,721.8	3,736.0
Asset retirement obligation funds	147.6	145.4
Investments in and advances to affiliates	991.9	928.6
Goodwill	2,064.5	2,064.5
Other assets	241.7	301.4

Total assets	$10,182.7	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$393.3	$327.7
Income taxes payable	37.3	128.5
Customer advances	617.6	257.2
Deferred income taxes	91.3	90.1
Distributions payable to noncontrolling interest	—	149.7
Other	54.1	78.0

Total current liabilities	1,193.6	1,031.2

Notes payable	5.0	4.8
Long-term debt	1,600.0	1,613.0
Deferred income taxes	1,019.1	956.8
Other noncurrent liabilities	386.9	435.8
Contingencies (Note 21)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2012—62,879,096 and 2011—71,935,838 shares issued	0.6	0.7
Paid-in capital	2,481.2	2,804.8
Retained earnings	3,015.7	2,841.0
Treasury stock—at cost, 2012—10,940 shares and 2011—6,515,251 shares	(2.3)	(1,000.2)
Accumulated other comprehensive loss	(37.9)	(99.3)

Total stockholders' equity	5,457.3	4,547.0
Noncontrolling interest	520.8	385.9

Total equity	5,978.1	4,932.9

Total liabilities and equity	$10,182.7	$8,974.5

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	1,100.3	—	1,100.3	158.5	1,258.8
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(19.9)	(19.9)	(1.3)	(21.2)
Unrealized gain on securities—net of taxes	—	—	—	—	1.4	1.4	—	1.4
Defined benefit plan—net of taxes	—	—	—	—	4.4	4.4	—	4.4

Comprehensive income						1,086.2	157.2	1,243.4

Purchase of treasury stock	—	(878.4)	—	—	—	(878.4)	—	(878.4)
Acquistion of treasury stock under employee stock plans	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of $0.01 par value common stock under employee stock plans	—	0.3	14.5	(0.3)	—	14.5	—	14.5
Stock-based compensation expense	—	—	7.3	—	—	7.3	—	7.3
Excess tax benefit from stock-based compensation	—	—	25.7	—	—	25.7	—	25.7
Cash dividends ($0.60 per share)	—	—	—	(42.6)		(42.6)	—	(42.6)
Declaration of distribution payable	—	—	—	—	—	—	(45.9)	(45.9)
Effect of exchange rates changes	—	—	—	—	—	—	(7.3)	(7.3)

Balance at September 30, 2011	$0.7	$(878.4)	$2,779.7	$2,428.2	$(67.4)	$4,262.8	$487.0	$4,749.8

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	1,378.0	—	1,378.0	190.1	1,568.1
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	47.4	47.4	1.0	48.4
Unrealized gain on securities—net of taxes	—	—	—	—	1.5	1.5	—	1.5
Defined benefit plan—net of taxes	—	—	—	—	12.5	12.5	—	12.5

Comprehensive income						1,439.4	191.1	1,630.5

Issuance of $0.01 par value common stock under employee stock plans	—	—	12.6	—	—	12.6	—	12.6
Stock-based compensation expense	—	—	8.0	—	—	8.0	—	8.0
Excess tax benefit from stock-based compensation	—	—	30.0	—	—	30.0	—	30.0
Purchase of treasury stock	—	(500.0)	—	—	—	(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)		—	—	—
Acquistion of treasury stock under employee stock plans	—	(2.3)	—	—	—	(2.3)	—	(2.3)
Cash dividends ($1.20 per share)	—	—	—	(77.4)		(77.4)	—	(77.4)
Declaration of distribution payable	—	—	—	—	—	—	(58.8)	(58.8)
Effect of exchange rates changes	—	—	—	—	—	—	2.6	2.6

Balance at September 30, 2012	$0.6	$(2.3)	$2,481.2	$3,015.7	$(37.9)	$5,457.3	$520.8	$5,978.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(in millions)
Operating Activities:
Net earnings	$1,568.1	$1,258.8
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation, depletion and amortization	318.7	314.9
Deferred income taxes	32.8	16.4
Stock compensation expense	8.8	8.0
Excess tax benefit from stock-based compensation	(30.0)	(25.7)
Unrealized (gain) loss on derivatives	(61.5)	27.6
Loss (gain) on disposal of property, plant and equipment	4.0	7.4
Undistributed earnings of affiliates—net	(59.0)	(51.5)
Changes in:
Accounts receivable—net	(67.8)	(33.7)
Margin deposits	0.8	4.4
Inventories—net	3.2	(75.1)
Accrued income taxes	(200.1)	21.2
Accounts payable and accrued expenses	64.0	42.5
Customer advances	360.1	446.8
Other—net	12.2	(6.9)

Net cash provided by operating activities	1,954.3	1,955.1

Investing Activities:
Additions to property, plant and equipment	(261.4)	(169.2)
Proceeds from the sale of property, plant and equipment and non-core assets	11.6	51.3
Sales and maturities of short-term and auction rate securities	31.0	36.9
Deposits to asset retirement obligation funds	(2.2)	—
Other—net	—	31.2

Net cash used in investing activities	(221.0)	(49.8)

Financing Activities:
Payments of long-term debt	(13.0)	(346.0)
Advances from unconsolidated affiliates	40.5	—
Financing fees	—	(1.5)
Dividends paid on common stock	(77.4)	(42.6)
Distributions to noncontrolling interests	(212.8)	(127.4)
Purchase of treasury stock	(500.0)	(801.9)
Issuances of common stock under employee stock plans	12.6	14.5
Excess tax benefit from stock-based compensation	30.0	25.7

Net cash used in financing activities	(720.1)	(1,279.2)

Effect of exchange rate changes on cash and cash equivalents	1.1	2.3

Increase in cash and cash equivalents	1,014.3	628.4
Cash and cash equivalents at beginning of period	1,207.0	797.7

Cash and cash equivalents at end of period	$2,221.3	$1,426.1

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

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

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

CF INDUSTRIES HOLDINGS, INC.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

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

4.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada which supplies fertilizer products to CF Industries, Inc. and Viterra Inc. (Viterra). CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.

        CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common shares and non-voting preferred shares of CFL. The remaining 17% of the voting common shares are owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity which we consolidate in our financial statements.

        General creditors of CFL do not have direct recourse to the assets of CF Industries, Inc. However, the product purchase agreement between CF Industries, Inc. and CFL does require CF Industries, Inc. to advance funds to CFL in the event that CFL is unable to meet its obligations as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CF Industries, Inc. purchased more than 66% of Medicine Hat's production. A similar purchase agreement and obligation also exists for Viterra. CF Industries, Inc. and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CF Industries, Inc. is the primary beneficiary of CFL as CF Industries, Inc. directs the activities that most significantly impact CFL's economic performance and receives at least 66% of the economic risks and rewards of CFL.

        CFL's net sales for the three and nine months ended September 30, 2012 were $172.0 million and $560.1 million, respectively, and net sales for the three and nine months ended September 30, 2011 were $182.5 million and $529.1 million, respectively. CFL's assets and liabilities at September 30, 2012 were $512.7 million and $461.8 million, respectively, and at December 31, 2011 were $528.5 million and $479.5 million, respectively.

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss). In accordance with CFL's governing agreements, CFL's net earnings are distributed to its members annually based on approval by CFL's shareholders. A portion of the amounts reported as noncontrolling interest in the consolidated statements of operations represent Viterra's 34% interest in the earnings of CFL, while a portion of the amounts reported as noncontrolling interest on our consolidated balance sheets represent the interests of Viterra and the holders of 17% of CFL's common shares.

        CF Industries, Inc. operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and granular urea production pursuant to a product purchase agreement. Viterra has the right, but not the obligation, to purchase the remaining

CF INDUSTRIES HOLDINGS, INC.

34% of the facility's production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, CF Industries, Inc. is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice.

        Under the product purchase agreements, both CF Industries, Inc. and Viterra pay the greater of production cost or market price for purchases. CF Industries, Inc. and Viterra pay an initial portion of the selling price based upon production cost once title passes as the products are shipped. The remaining portion of the selling price is the difference between the market price and production cost, which is paid by the end of the following year. As a result, CFL accrues this remaining portion of the selling price on an interim basis. The receivable recognized on our consolidated balance sheets represents the amount due solely from Viterra, as the amount due from CF Industries, Inc. is eliminated in consolidation. At September 30, 2012 and December 31, 2011, the net receivable due from Viterra related to the product purchases that was reflected on our consolidated balance sheets was $135.5 million and $141.0 million, respectively.

        The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Viterra annually based on the respective quantities of product purchased from CFL. The net earnings attributable to Viterra that are reported in noncontrolling interest on the consolidated balance sheets at September 30, 2012 and December 31, 2011 were approximately $141.2 million and $149.7 million, respectively. The annual distribution is paid by the end of the following year. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends.

        In August 2012, CF Industries Holdings, Inc. entered into an agreement to acquire the 34% of CFL's common and preferred shares owned by Viterra and the product purchase agreement between Viterra and CFL for a total purchase price of C$915 million, subject to certain adjustments. As a result of this transaction, we will be entitled to purchase 100% of CFL's ammonia and granular urea production. The completion of the transaction is subject to the closing of Glencore International's acquisition of Viterra, receipt of regulatory approvals in Canada and other terms and conditions in the definitive agreements. In October 2012, CF Industries Holdings, Inc. entered into an agreement with each of GROWMARK, Inc. and La Coop federee to acquire the 9% and 8%, respectively, of CFL's common shares owned by those parties.

Terra Nitrogen Company, L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the equity of TNCLP. An affiliate of CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.

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

        In each of the applicable quarters of 2012 and 2011, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2012 and 2011, were $172.3 million and $158.6 million, respectively.

        At September 30, 2012, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Nine months ended September 30,
	2012			2011
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0
Earnings attributable to noncontrolling interest	137.6	52.5	190.1	107.0	51.5	158.5
Declaration of distribution payable	—	(58.8)	(58.8)	—	(45.9)	(45.9)
Effect of exchange rate changes	3.6	—	3.6	(8.6)	—	(8.6)

Ending balance	$157.9	$362.9	$520.8	$115.8	$371.2	$487.0

Distributions payable to noncontrolling interest:
Beginning balance	$149.7	$—	$149.7	$78.0	$—	$78.0
Declaration of distributions payable	—	58.8	58.8	—	45.9	45.9
Distributions to noncontrolling interest	(154.0)	(58.8)	(212.8)	(81.5)	(45.9)	(127.4)
Effect of exchange rate changes	4.3	—	4.3	3.5	—	3.5

Ending balance	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	September 30, 2012				December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$41.4	$—	$—	$41.4	$99.8	$—	$—	$99.8
U.S. and Canadian government obligations	2,172.4	—	—	2,172.4	515.0	—	—	515.0
Other debt securities	7.5	—	—	7.5	592.2	—	—	592.2

Total cash and cash equivalents	$2,221.3	$—	$—	$2,221.3	$1,207.0	$—	$—	$1,207.0
Investments in auction rate securities	44.6	—	(2.9)	41.7	75.6	—	(4.7)	70.9
Asset retirement obligation funds	147.6	—	—	147.6	145.4	—	—	145.4
Nonqualified employee benefit trusts	21.3	0.6	—	21.9	20.3	—	(0.1)	20.2

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at September 30, 2012 and December 31, 2011 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	September 30, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,221.3	$2,221.3	$—	$—
Unrealized gains on natural gas derivatives	0.9	—	0.9	—
Asset retirement obligation funds	147.6	147.6	—	—
Investments in auction rate securities	41.7	—	—	41.7
Nonqualified employee benefit trusts	21.9	21.9	—	—

Total assets at fair value	$2,433.4	$2,390.8	$0.9	$41.7

Unrealized losses on natural gas derivatives	$13.6	$—	$13.6	$—

Total liabilities at fair value	$13.6	$—	$13.6	$—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,207.0	$1,207.0	$—	$—
Unrealized gains on natural gas derivatives	0.5	—	0.5	—
Asset retirement obligation funds	145.4	145.4	—	—
Investments in auction rate securities	70.9	—	—	70.9
Nonqualified employee benefit trusts	20.2	20.2	—	—

Total assets at fair value	$1,444.0	$1,372.6	$0.5	$70.9

Unrealized losses on natural gas derivatives	$74.7	$—	$74.7	$—

Total liabilities at fair value	$74.7	$—	$74.7	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At September 30, 2012 and December 31, 2011, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Natural Gas Derivatives

        The derivative instruments that we currently use are natural gas swap contracts. These contracts settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The observable inputs used to determine the fair value of these instruments are quoted market prices for similar instruments. See Note 17—Derivative Financial Instruments, for additional information.

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

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. They are classified as noncurrent assets as a result of the continuing market illiquidity and our judgment regarding the period of time

CF INDUSTRIES HOLDINGS, INC.

that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop. These ARS have maturities that range up to 35 years, with 77% of the carrying value maturing in 20 to 30 years.

        We currently intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income (loss). During the third quarter of 2012, $15.0 million of our ARS were redeemed at par.

        We are unable to use significant observable (Level 1 or Level 2) inputs to value these investments and they are therefore classified as Level 3 for purposes of the fair value disclosure requirements. To determine the fair value of our ARS, we use a mark-to-model approach that relies on discounted cash flows, market data and inputs derived from similar instruments to arrive at the fair value of these instruments. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset. It is reasonably possible that a change in the estimated fair value for these instruments measured using Level 3 inputs could occur in the future. The following table provides a reconciliation of changes in these Level 3 assets.

Investments in auction rate securities
(in millions)
Fair value, December 31, 2011	$70.9
Sales and redemptions	(31.0)
Unrealized loss included in other comprehensive loss	1.8

Fair value, September 30, 2012	$41.7

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

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$403.3	$330.9	$1,378.0	$1,100.3

Basic earnings per common share:
Weighted average common shares outstanding	62.8	69.4	64.2	70.7

Net earnings attributable to common stockholders	$6.43	$4.77	$21.47	$15.55

Diluted earnings per common share:
Weighted average common shares outstanding	62.8	69.4	64.2	70.7
Dilutive common shares—stock options	0.7	0.5	0.8	0.7

Diluted weighted average shares outstanding	63.5	69.9	65.0	71.4

Net earnings attributable to common stockholders	$6.35	$4.73	$21.19	$15.41

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and nine months ended September 30, 2012 and 2011, anti-dilutive stock options were insignificant.

        In August 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses (the 2011 Stock Repurchase Program). In the third and fourth quarters of 2011, we repurchased 6.5 million shares for $1.0 billion and during the second quarter of 2012, we repurchased an additional 3.1 million shares under the program for $500.0 million, thereby completing the 2011 Stock Repurchase Program. The impact of the share repurchase program on weighted average shares outstanding is reflected in the table above. Also, see Note 19—Treasury Stock.

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

CF INDUSTRIES HOLDINGS, INC.

        Net periodic benefit cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$3.1	$2.8	$9.3	$8.5
Interest cost on projected benefit obligation	8.6	9.0	25.8	26.9
Expected return on plan assets	(8.6)	(8.8)	(25.9)	(26.4)
Amortization of actuarial loss	2.5	1.5	7.4	4.5

Net periodic benefit cost	$5.6	$4.5	$16.6	$13.5

Retiree Medical
Service cost for benefits earned during the period	$0.7	$0.7	$2.2	$2.0
Interest cost on projected benefit obligation	0.9	1.1	2.7	3.2
Curtailment gain	(10.9)	—	(10.9)	—
Amortization of transition obligation	0.1	0.1	0.3	0.3
Amortization of actuarial loss	0.1	0.2	0.5	0.7

Net periodic benefit cost (income)	$(9.1)	$2.1	$(5.2)	$6.2

        In the third quarter of 2012, we implemented a reduction in certain retiree medical benefits. This curtailment of benefits was recognized in the third quarter and resulted in a $24.3 million reduction in the retiree medical liability. Of the $24.3 million reduction, $13.4 million was recognized in other comprehensive income and $10.9 million was recognized in net periodic benefit plan cost as shown in the table above. Of the $10.9 million, $9.6 million was reported in cost of sales and $1.3 million was reported in selling, general and administrative expenses.

        Our 2012 consolidated pension funding contributions are estimated to be approximately $20.0 million, of which approximately $9.2 million was funded in the first nine months of 2012.

        We have defined contribution plans covering substantially all employees. Under these plans, we contribute a fixed percentage of base salary to employees' accounts and match employee contributions up to specified limits. We contributed $3.4 million and $9.7 million to the plans for the three and nine months ended September 30, 2012, respectively, and $2.9 million and $8.7 million to the plans for the three and nine months ended September 30, 2011, respectively.

8.     Other Operating—Net

        Details of other operating costs are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss on disposal of property, plant and equipment and non-core assets-net	$0.4	$37.0	$4.0	$6.1
Engineering studies	2.9	—	14.7	—
Bartow costs	0.8	1.4	2.4	3.2
Other	4.5	1.0	20.6	3.0

	$8.6	$39.4	$41.7	$12.3

CF INDUSTRIES HOLDINGS, INC.

        In the third quarter of 2011, we recorded a non-cash impairment charge of $35.1 million related to a former methanol plant at our Woodward, Oklahoma nitrogen complex. The Woodward complex was acquired in the Terra acquisition and was able to produce nitrogen fertilizers and methanol. Based on a strategic review that was completed in the third quarter of 2011, management approved the shutdown and removal of the methanol plant, resulting in recognition of an impairment charge, which is included in the first line of the table above.

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is included in the first line in the table above.

        Engineering studies includes detailed design work, feasibility studies and cost estimates for certain proposed capital projects at our manufacturing complexes.

        Bartow costs consist of provisions for AROs and site maintenance costs at our closed phosphate fertilizer facility in Bartow, Florida. The AROs involve costs of closure and post-closure maintenance and monitoring for the phosphogypsum stack systems. For additional information on our AROs, see Note 9—Asset Retirement Obligations.

        Other includes losses on foreign currency transactions, litigation related costs and environmental remediation costs associated with a closed facility.

9.     Asset Retirement Obligations

        AROs are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2011 to September 30, 2012 are summarized below:

(in millions)
Obligation at December 31, 2011	$131.6
Accretion expense	7.2
Liabilities incurred	0.9
Expenditures	(4.9)
Changes in estimate	(11.2)

Obligation at September 30, 2012	$123.6

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

        The $11.2 million change in estimate in 2012 relates primarily to changes in mining and reclamation plans in the third quarter at our Hardee County, Florida phosphate rock mine. Of this amount, $6.2 million was recorded as a decrease in property, plant and equipment and $5.0 million was credited to cost of sales.

CF INDUSTRIES HOLDINGS, INC.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Current portion	$11.0	$13.8
Noncurrent portion	112.6	117.8

	$123.6	$131.6

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). In October 2012, we deposited $53.0 million into the trust for the Plant City Consent Decree, thereby reaching full funding of that obligation, and we expect to fund the remaining approximately $4.0 million in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At September 30, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

10.   Interest Expense

        Interest expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest on borrowings	$28.0	$28.0	$84.1	$85.8
Fees on financing agreements	3.3	5.8	28.4	34.2
Interest capitalized and other	(2.6)	(1.7)	(7.6)	(5.0)

	$28.7	$32.1	$104.9	$115.0

        The fees on financing agreements for the nine months ended September 30, 2012 includes $15.2 million of accelerated amortization of deferred fees related to the termination of a credit agreement in May 2012. Refer to Note 16—Financing Agreements, for additional information. The fees

CF INDUSTRIES HOLDINGS, INC.

on financing agreements for the nine months ended September 30, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of a senior secured term loan.

11.   Income Taxes

        Our income tax provision for the three months ended September 30, 2012 was $206.0 million on pre-tax income of $640.2 million, or an effective tax rate of 32.2%, compared to an income tax provision of $184.9 million on pre-tax income of $550.6 million, or an effective tax rate of 33.6%, for the three months ended September 30, 2011. The effective tax rate for the third quarter of 2012 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 35.2% compared to 37.1% in the third quarter of 2011. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interests was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions.

        Our unrecognized tax benefits decreased by $23.5 million during the three months ended September 30, 2012 to $114.4 million as the result of tax return positions taken in the period. Our effective tax rate would be reduced if $48.2 million of these unrecognized tax benefits were to be recognized in the future.

        For additional information concerning the income tax matters noted above, see Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012.

12.   Inventories—Net

        Inventories—net consist of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Fertilizer	$248.8	$245.2
Raw materials, spare parts and supplies	61.2	59.0

	$310.0	$304.2

13.   Equity Method Investments

        Equity method investments consist of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Operating equity method investments	$408.1	$413.1
Non-operating equity method investments	583.8	515.5

Investments in and advances to affiliates	$991.9	$928.6

CF INDUSTRIES HOLDINGS, INC.

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$67.8	$116.4	$249.0	$272.7

Net earnings	$20.5	$39.8	$83.0	$93.5

Equity in earnings of operating affiliates	$10.2	$15.0	$39.5	$40.7

	September 30, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$117.0	$126.6
Long-term assets	160.1	147.2

Total assets	$277.1	$273.8

Current liabilities	$42.6	$41.1
Long-term liabilities	23.5	24.2
Equity	211.0	208.5

Total liabilities and equity	$277.1	$273.8

        The carrying value of these investments at September 30, 2012 was $408.1 million, which was $302.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased bases for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 22 years and 12 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated subsidiaries due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $31.4 million and $113.5 million for the three and nine months ended September 30, 2012, respectively, and $51.6 million and $122.2 million for the three and nine months ended September 30, 2011, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$685.6	$896.8	$2,182.6	$2,178.2

Net earnings	$54.2	$39.7	$116.9	$89.7

Equity in earnings of non-operating affiliates—net of taxes	$23.9	$16.7	$48.8	$35.0

	September 30, 2012	December 31, 2011
	(in millions)
Condensed balance sheet information:
Current assets	$759.1	$504.2
Long-term assets	290.1	293.4

Total assets	$1,049.2	$797.6

Current liabilities	$472.2	$339.5
Long-term liabilities	139.9	149.4
Equity	437.1	308.7

Total liabilities and equity	$1,049.2	$797.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At September 30, 2012 and December 31, 2011, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. The carrying value of our advances to Keytrade approximates fair value.

        During the three months ended September 30, 2012, GrowHow provided $40.5 million of advances to us under a short term loan agreement. The advances are due at various dates as specified in the agreement, bear interest at LIBOR plus 0.20 percent, and are included in our consolidated balance sheet in other current liabilities. The carrying value of our advances from GrowHow approximates fair value.

        Excluding the advances to Keytrade and from GrowHow, the carrying value of our non-operating equity method investments at September 30, 2012 was $571.4 million, which was $352.7 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investments in GrowHow and Keytrade and reflects

CF INDUSTRIES HOLDINGS, INC.

primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods ranging from 2 to 14 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At September 30, 2012, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $55.3 million.

14.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$54.8	$66.8
Additions	29.2	5.9
Depreciation	(22.1)	(21.0)
Effect of exchange rate changes	0.4	(0.6)

Ending balance	$62.3	$51.1

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

15.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at September 30, 2012 and December 31, 2011:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

CF INDUSTRIES HOLDINGS, INC.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in other assets on our consolidated balance sheets.

	At September 30, 2012			At December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer Relationships	$50.0	$(6.9)	$43.1	$50.0	$(4.9)	$45.1
TerraCair Brand	10.0	(2.5)	7.5	10.0	(1.7)	8.3

Total intangible assets	$60.0	$(9.4)	$50.6	$60.0	$(6.6)	$53.4

        Amortization expense of our identifiable intangibles was $0.9 million for both the three months ended September 30, 2012 and 2011, respectively, and was $2.8 million for both the nine months ended September 30, 2012 and 2011, respectively.

        Total estimated amortization expense for the remainder of 2012 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2012	$1.0
2013	3.8
2014	3.8
2015	3.8
2016	3.8
2017	3.8

$20.0

16.   Financing Agreements

        Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	—	13.0

	$1,600.0	$1,613.0
Less: Current portion	—	—

Noncurrent	$1,600.0	$1,613.0

CF INDUSTRIES HOLDINGS, INC.

Credit Agreement

        Until May 1, 2012, we maintained a senior secured revolving credit facility under an agreement, dated April 5, 2010 and amended and restated August 3, 2011 (the 2010 Credit Agreement), that provided up to $500 million in borrowings. The obligations of CF Industries under the 2010 Credit Agreement were guaranteed by the Company and certain direct and indirect wholly-owned subsidiaries of the Company (collectively, the Guarantors). The obligations of CF Industries and the Guarantors under the 2010 Credit Agreement were secured by senior liens on substantially all of the assets of CF Industries and the Guarantors, subject to certain exceptions.

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

        At September 30, 2012, there was $491.0 million of available credit under the 2012 Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

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

CF INDUSTRIES HOLDINGS, INC.

the 2010 Credit Agreement were released. As a result, the subsidiaries were automatically released from their guarantees of the Notes. In the event that a subsidiary of the Company, other than CF Industries, becomes a borrower or a guarantor under the 2012 Credit Agreement, such subsidiary would be required to become a guarantor of the Notes.

        At September 30, 2012, the carrying value of the Notes was $1.6 billion and the fair value was approximately $2.0 billion.

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

17.   Derivative Financial Instruments

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods of generally less than 18 months. Our natural gas acquisition policy allows us to establish derivative positions associated with anticipated natural gas requirements, including requirements to fulfill forward nitrogen fertilizer sales. The use of derivative instruments for our forward sales allows us to lock in a substantial portion of our margin on these sales.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Realized losses	$(31.7)	$(15.8)	$(134.1)	$(24.5)
Unrealized mark-to-market gains (losses)	39.8	(14.1)	61.5	(27.6)

Net derivative gains (losses)	$8.1	$(29.9)	$(72.6)	$(52.1)

        The fair values of derivatives on our consolidated balance sheets are shown below. All amounts arise from natural gas derivatives that are not designated as hedging instruments. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	September 30, 2012	December 31, 2011
	(in millions)
Unrealized gains in other current assets	$0.9	$0.5
Unrealized losses in other current liabilities	(13.6)	(74.7)

Net unrealized derivative losses	$(12.7)	$(74.2)

        As of September 30, 2012 and December 31, 2011, we had open financial derivative contracts for 38.7 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2012, we used derivatives to cover approximately 67% of our natural gas consumption.

        Natural gas derivatives involve the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our natural gas derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At both September 30, 2012 and December 31, 2011, we had no cash collateral on deposit with counterparties for derivative contracts.

        As of September 30, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $12.7 million and $74.7 million, respectively, for which we had no cash collateral on deposit with these counterparties.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At September 30, 2012 and December 31, 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments was insignificant. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

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

18.   Stock-Based Compensation

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

        A summary of stock option activity under the Plan at September 30, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	1,215,083	$53.95	$111.4
Granted	130,670	207.11	—
Exercised	(484,788)	26.29	79.9
Forfeited	(6,762)	112.29	—

Outstanding at September 30, 2012	854,203	92.62	110.7

Exercisable at September 30, 2012	558,920	59.52	90.9

        Cash received from stock option exercises for the nine months ended September 30, 2012 was $12.6 million.

        A summary of restricted stock activity under the Plan at September 30, 2012 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	112,571	$100.83
Granted	25,662	201.22
Vested	(37,779)	95.35

Outstanding at September 30, 2012	100,454	128.54

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Stock-based compensation expense(1)	$2.9	$2.6	$8.0	$7.3
Income tax benefit	(1.1)	(1.0)	(3.0)	(2.7)

Stock-based compensation expense, net of income taxes	$1.8	$1.6	$5.0	$4.6

(1)
In addition to our expense associated with the Plan, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense resulting from these market based liability awards amounted to $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. Stock compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit expense.

CF INDUSTRIES HOLDINGS, INC.

        As of September 30, 2012, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $15.6 million for stock options, which will be recognized over a weighted average period of 2.3 years, and $7.3 million for restricted stock, which will be recognized over a weighted average period of 2.1 years.

        Excess tax benefits for the three and nine months ended September 30, 2012 were $14.6 million and $30.0 million, respectively. Excess tax benefits for the three and nine months ended September 30, 2011 were $7.1 million and $25.7 million, respectively.

19.   Treasury Stock

        In the second quarter of 2012, we repurchased 3.1 million shares of CF Holdings common stock for $500.0 million, thereby completing the $1.5 billion repurchase program that was authorized by our Board of Directors in the third quarter of 2011. In June 2012, all 9.6 million shares that were repurchased under this program were retired.

        In the third quarter of 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. There were no repurchases under this program in the third quarter of 2012.

20.   Accumulated Other Comprehensive Loss

        Changes to accumulated other comprehensive loss and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2010	$22.4	$(4.9)	$(70.8)	$(53.3)
Unrealized holding gain on securities	—	2.4	—	2.4
Reclassification to net earnings	—	(0.2)	6.0	5.8
Effect of exchange rate changes and deferred taxes	(19.9)	(0.8)	(1.6)	(22.3)

Balance at September 30, 2011	$2.5	$(3.5)	$(66.4)	$(67.4)

Balance at December 31, 2011	$15.4	$(3.0)	$(111.7)	$(99.3)
Unrealized holding gain on securities	—	2.3	—	2.3
Gain arising during period	—	—	13.4	13.4
Reclassification to net earnings	—	(0.3)	8.7	8.4
Effect of exchange rate changes and deferred taxes	47.4	(0.5)	(9.6)	37.3

Balance at September 30, 2012	$62.8	$(1.5)	$(99.2)	$(37.9)

        For the nine months ended September 30, 2012, the defined benefit plan gain arising during the period pertains to the curtailment of retiree medical benefits recognized in the third quarter of 2012. For additional information, refer to Note 7—Pension and Other Postretirement Benefits.

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

22.   Segment Disclosures

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

CF INDUSTRIES HOLDINGS, INC.

        Business segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2012 and 2011 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2012
Net sales
Ammonia	$259.1	$—	$259.1
Granular urea	262.7	—	262.7
UAN	474.4	—	474.4
AN	53.7	—	53.7
DAP	—	200.2	200.2
MAP	—	64.0	64.0
Other	45.3	—	45.3

	1,095.2	264.2	1,359.4
Cost of sales	456.6	200.8	657.4

Gross margin	$638.6	$63.4	$702.0

Total other operating costs and expenses			45.1
Equity in earnings of operating affiliates			10.2

Operating earnings			$667.1

Three months ended September 30, 2011
Net sales
Ammonia	$222.9	$—	$222.9
Granular urea	298.0	—	298.0
UAN	495.7	—	495.7
AN	65.4	—	65.4
DAP	—	219.7	219.7
MAP	—	66.1	66.1
Other	36.0	—	36.0

	1,118.0	285.8	1,403.8
Cost of sales	565.9	199.9	765.8

Gross margin	$552.1	$85.9	$638.0

Total other operating costs and expenses			70.7
Equity in earnings of operating affiliates			15.0

Operating earnings			$582.3

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2012
Net sales
Ammonia	$1,164.3	$—	$1,164.3
Granular urea	973.9	—	973.9
UAN	1,425.8	—	1,425.8
AN	181.6	—	181.6
DAP	—	583.2	583.2
MAP	—	168.4	168.4
Other	125.4	—	125.4

	3,871.0	751.6	4,622.6
Cost of sales	1,577.4	588.1	2,165.5

Gross margin	$2,293.6	$163.5	$2,457.1

Total other operating costs and expenses			153.3
Equity in earnings of operating affiliates			39.5

Operating earnings			$2,343.3

Nine months ended September 30, 2011
Net sales
Ammonia	$1,009.7	$—	$1,009.7
Granular urea	805.3	—	805.3
UAN	1,430.2	—	1,430.2
AN	196.3	—	196.3
DAP	—	617.5	617.5
MAP	—	213.0	213.0
Other	107.5	—	107.5

	3,549.0	830.5	4,379.5
Cost of sales	1,771.8	577.3	2,349.1

Gross margin	$1,777.2	$253.2	$2,030.4

Total other operating costs and expenses			109.7
Equity in earnings of operating affiliates			40.7

Operating earnings			$1,961.4

        Total assets at September 30, 2012 and December 31, 2011, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2012	$6,015.5	$693.1	$3,474.1	$10,182.7
December 31, 2011	$5,976.9	$696.4	$2,301.2	$8,974.5

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

        The first presentation of condensed consolidating financial information, under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," relates to the Notes issued by CF Industries, Inc. (CFI), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 17 and the full and unconditional guarantee of such Notes by Parent. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CFI, that from time to time is a borrower or guarantor under the 2012 Credit Agreement, or any renewal, replacement or refinancing thereof. As of September 30, 2012, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CFI, becomes a borrower or a guarantor under the 2012 Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," the subsidiaries of Parent other than CFI are referred to as the Other Subsidiaries.

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

Condensed Consolidating Financial Information Relating to Senior Notes

        Presented below are condensed consolidating statements of operations for Parent, CFI and the Other Subsidiaries for the three and nine months ended September 30, 2012 and 2011, statements of cash flows for Parent, CFI and the Other Subsidiaries for the nine months ended September 30, 2012 and 2011 and condensed consolidating balance sheets for Parent, CFI and the Other Subsidiaries as of September 30, 2012 and December 31, 2011. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of Parent, CFI or the Other Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$766.8	$715.1	$(122.5)	$1,359.4
Cost of sales	—	372.6	320.5	(35.7)	657.4

Gross margin	—	394.2	394.6	(86.8)	702.0

Selling, general and administrative expenses	0.5	30.5	5.5	—	36.5
Other operating—net	—	5.4	3.2	—	8.6

Total other operating costs and expenses	0.5	35.9	8.7	—	45.1
Equity in earnings of operating affiliates	—	0.4	9.8	—	10.2

Operating earnings (loss)	(0.5)	358.7	395.7	(86.8)	667.1
Interest expense	—	27.1	2.2	(0.6)	28.7
Interest income	—	(0.4)	(1.8)	0.6	(1.6)
Net (earnings) of wholly-owned subsidiaries	(403.5)	(191.1)	—	594.6	—
Other non-operating—net	—	(0.1)	(0.1)	—	(0.2)

Earnings before income taxes and equity in earnings of non-operating affiliates	403.0	523.2	395.4	(681.4)	640.2
Income tax (benefit) provision	(0.3)	119.7	86.6	—	206.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	23.9	—	23.9

Net earnings	403.3	403.5	332.7	(681.4)	458.1
Less: Net earnings attributable to noncontrolling interest	—	—	141.6	(86.8)	54.8

Net earnings attributable to common stockholders	$403.3	$403.5	$191.1	$(594.6)	$403.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$403.3	$403.5	$332.7	$(681.4)	$458.1
Other comprehensive income	37.3	37.3	27.6	(64.0)	38.2

Comprehensive income	440.6	440.8	360.3	(745.4)	496.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	141.6	(85.9)	55.7

Comprehensive income attributable to common stockholders	$440.6	$440.8	$218.7	$(659.5)	$440.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,738.4	$2,271.1	$(386.9)	$4,622.6
Cost of sales	—	1,329.5	941.2	(105.2)	2,165.5

Gross margin	—	1,408.9	1,329.9	(281.7)	2,457.1

Selling, general and administrative expenses	2.0	92.2	17.4	—	111.6
Other operating—net	—	21.2	20.5	—	41.7

Total other operating costs and expenses	2.0	113.4	37.9	—	153.3
Equity in earnings of operating affiliates	—	1.5	38.0	—	39.5

Operating earnings (loss)	(2.0)	1,297.0	1,330.0	(281.7)	2,343.3
Interest expense	—	98.1	7.8	(1.0)	104.9
Interest income	—	(0.8)	(2.2)	1.0	(2.0)
Net (earnings) of wholly-owned subsidiaries	(1,379.3)	(604.1)	—	1,983.4	—
Other non-operating—net	—	0.1	(1.0)	—	(0.9)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,377.3	1,803.7	1,325.4	(2,265.1)	2,241.3
Income tax (benefit) provision	(0.7)	424.3	298.4	—	722.0
Equity in (loss) earnings of non-operating affiliates—net of taxes	—	(0.1)	48.9	—	48.8

Net earnings	1,378.0	1,379.3	1,075.9	(2,265.1)	1,568.1
Less: Net earnings attributable to noncontrolling interest	—	—	471.8	(281.7)	190.1

Net earnings attributable to common stockholders	$1,378.0	$1,379.3	$604.1	$(1,983.4)	$1,378.0

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,378.0	$1,379.3	$1,075.9	$(2,265.1)	$1,568.1
Other comprehensive income	61.3	61.3	48.4	(108.6)	62.4

Comprehensive income	1,439.3	1,440.6	1,124.3	(2,373.7)	1,630.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	471.8	(280.7)	191.1

Comprehensive income attributable to common stockholders	$1,439.3	$1,440.6	$652.5	$(2,093.0)	$1,439.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$787.6	$747.6	$(131.4)	$1,403.8
Cost of sales	—	445.7	369.3	(49.2)	765.8

Gross margin	—	341.9	378.3	(82.2)	638.0

Selling, general and administrative expenses	0.9	23.9	5.7	—	30.5
Restructuring and integration costs	—	0.2	0.6	—	0.8
Other operating—net	—	4.4	35.0	—	39.4

Total other operating costs and expenses	0.9	28.5	41.3	—	70.7
Equity in (loss) earnings of operating affiliates	—	(3.1)	18.1	—	15.0

Operating earnings (loss)	(0.9)	310.3	355.1	(82.2)	582.3
Interest expense	—	28.6	3.5	—	32.1
Interest income	—	(0.1)	(0.2)	—	(0.3)
Net (earnings) of wholly-owned subsidiaries	(331.4)	(143.5)	—	474.9	—
Other non-operating—net	—	(0.1)	—	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	330.5	425.4	351.8	(557.1)	550.6
Income tax provision (benefit)	(0.4)	94.0	91.3	—	184.9
Equity in earnings of non-operating affiliates—net of taxes	—	—	16.7	—	16.7

Net earnings	330.9	331.4	277.2	(557.1)	382.4
Less: Net earnings attributable to noncontrolling interest	—	—	133.6	(82.1)	51.5

Net earnings attributable to common stockholders	$330.9	$331.4	$143.6	$(475.0)	$330.9

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$330.9	$331.4	$277.2	$(557.1)	$382.4
Other comprehensive loss	(45.2)	(45.2)	(47.1)	90.1	(47.4)

Comprehensive income	285.7	286.2	230.1	(467.0)	335.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	133.6	(84.3)	49.3

Comprehensive income attributable to common stockholders	$285.7	$286.2	$96.5	$(382.7)	$285.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,523.3	$2,239.6	$(383.4)	$4,379.5
Cost of sales	—	1,379.7	1,130.9	(161.5)	2,349.1

Gross margin	—	1,143.6	1,108.7	(221.9)	2,030.4

Selling, general and administrative expenses	2.4	72.7	18.1	—	93.2
Restructuring and integration costs	—	2.2	2.0	—	4.2
Other operating—net	—	(25.3)	37.6	—	12.3

Total other operating costs and expenses	2.4	49.6	57.7	—	109.7
Equity in earnings of operating affiliates	—	(0.7)	41.4	—	40.7

Operating earnings (loss)	(2.4)	1,093.3	1,092.4	(221.9)	1,961.4
Interest expense	—	108.6	6.6	(0.2)	115.0
Interest income	—	(0.6)	(1.1)	0.2	(1.5)
Net (earnings) of wholly-owned subsidiaries	(1,101.8)	(476.9)	—	1,578.7	—
Other non-operating—net	—	(0.1)	(0.5)	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,099.4	1,462.3	1,087.4	(1,800.6)	1,848.5
Income tax provision (benefit)	(0.9)	360.5	265.1	—	624.7
Equity in earnings of non-operating affiliates—net of taxes	—	—	35.0	—	35.0

Net earnings	1,100.3	1,101.8	857.3	(1,800.6)	1,258.8
Less: Net earnings attributable to noncontrolling interest	—	—	380.4	(221.9)	158.5

Net earnings attributable to common stockholders	$1,100.3	$1,101.8	$476.9	$(1,578.7)	$1,100.3

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,100.3	$1,101.8	$857.3	$(1,800.6)	$1,258.8
Other comprehensive loss	(14.1)	(14.1)	(20.0)	32.8	(15.4)

Comprehensive income	1,086.2	1,087.7	837.3	(1,767.8)	1,243.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	380.4	(223.2)	157.2

Comprehensive income attributable to common stockholders	$1,086.2	$1,087.7	$456.9	$(1,544.6)	$1,086.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$641.8	$1,579.5	$—	$2,221.3
Accounts and notes receivable—net	—	108.3	1,446.5	(1,213.9)	340.9
Income taxes receivable	—	661.8	—	(661.8)	—
Inventories—net	—	228.5	81.5	—	310.0
Prepaid income taxes	—	118.1	—	—	118.1
Other	—	10.0	14.9	—	24.9

Total current assets	—	1,768.5	3,122.4	(1,875.7)	3,015.2
Property, plant and equipment—net	—	828.4	2,893.4	—	3,721.8
Asset retirement obligation funds	—	147.6	—	—	147.6
Investments in and advances to affiliates	4,896.7	6,136.8	991.5	(11,033.1)	991.9
Due from affiliates	560.6	—	1.7	(562.3)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	115.5	126.2	—	241.7

Total assets	$5,457.3	$8,997.7	$9,198.8	$(13,471.1)	$10,182.7

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$—	$1,183.5	$137.2	$(927.4)	$393.3
Income taxes payable	—	—	699.1	(661.8)	37.3
Customer advances	—	407.9	209.7	—	617.6
Deferred income taxes	—	91.3	—	—	91.3
Distributions payable to noncontrolling interest	—	—	426.8	(426.8)	—
Other	—	11.1	43.0	—	54.1

Total current liabilities	—	1,693.8	1,515.8	(2,016.0)	1,193.6

Notes payable	—	—	14.7	(9.7)	5.0
Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	5.7	1,013.4	—	1,019.1
Due to affiliates	—	562.3	—	(562.3)	—
Other noncurrent liabilities	—	239.2	147.7	—	386.9
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,481.2	739.9	4,493.6	(5,233.5)	2,481.2
Retained earnings	3,015.7	4,194.7	1,409.2	(5,603.9)	3,015.7
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(37.9)	(37.9)	21.9	16.0	(37.9)

Total stockholders' equity	5,457.3	4,896.7	6,144.3	(11,041.0)	5,457.3
Noncontrolling interest	—	—	362.9	157.9	520.8

Total equity	5,457.3	4,896.7	6,507.2	(10,883.1)	5,978.1

Total liabilities and equity	$5,457.3	$8,997.7	$9,198.8	$(13,471.1)	$10,182.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$1,108.3	$—	$1,207.0
Accounts and notes receivable—net	—	76.9	806.4	(613.9)	269.4
Inventories—net	—	212.6	91.6	—	304.2
Income taxes receivable	—	289.4	—	(289.4)	—
Other	—	6.0	12.0	—	18.0

Total current assets	—	683.6	2,018.3	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	2,968.3	—	3,736.0
Deferred income taxes	—	26.1	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	145.4
Investments in and advances to affiliates	3,533.4	5,484.7	928.0	(9,017.5)	928.6
Due from affiliates	1,013.8	—	1.0	(1,014.8)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	162.3	139.1	—	301.4

Total assets	$4,547.2	$7,270.7	$8,118.3	$(10,961.7)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$0.1	$516.3	$132.9	$(321.6)	$327.7
Income taxes payable	—	—	417.9	(289.4)	128.5
Customer advances	—	184.3	72.9	—	257.2
Deferred income taxes	—	90.1	—	—	90.1
Distributions payable to noncontrolling interest	—	—	441.7	(292.0)	149.7
Other	—	66.0	12.0	—	78.0

Total current liabilities	0.1	856.7	1,077.4	(903.0)	1,031.2

Notes payable	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	1,613.0
Deferred income taxes	—	—	983.0	(26.2)	956.8
Due to affiliates	—	1,014.8	—	(1,014.8)	—
Other noncurrent liabilities	—	265.8	170.0	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.9	(153.9)	0.7
Paid-in capital	2,804.8	739.9	4,493.6	(5,233.5)	2,804.8
Retained earnings	2,841.0	2,892.7	805.2	(3,697.9)	2,841.0
Treasury stock	(1,000.2)	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(26.5)	125.6	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,491.5	(9,025.0)	4,547.0
Noncontrolling interest	—	—	369.2	16.7	385.9

Total equity	4,547.1	3,533.4	5,860.7	(9,008.3)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$8,118.3	$(10,961.7)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,378.0	$1,379.3	$1,075.9	$(2,265.1)	$1,568.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	94.0	224.7	—	318.7
Deferred income taxes	—	20.7	12.1	—	32.8
Stock compensation expense	8.0	—	0.8	—	8.8
Excess tax benefit from stock-based compensation	(30.0)	—	—	—	(30.0)
Unrealized loss (gain) on derivatives	—	(52.3)	(9.2)	—	(61.5)
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	1.3	2.7	—	4.0
Undistributed earnings of affiliates—net	(1,379.3)	(887.9)	(56.9)	2,265.1	(59.0)
Due to / from affiliates—net	480.7	(480.4)	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(35.5)	(634.1)	601.8	(67.8)
Margin deposits	—	0.8	—	—	0.8
Inventories -net	—	(14.4)	17.6	—	3.2
Accrued income taxes	—	(455.7)	255.6	—	(200.1)
Accounts and notes payable and accrued expenses	—	662.0	3.8	(601.8)	64.0
Customer advances	—	223.6	136.5	—	360.1
Other—net	—	(8.2)	20.4	—	12.2

Net cash provided by operating activities	457.4	447.3	1,049.6	—	1,954.3

Investing Activities:
Additions to property, plant and equipment	—	(149.4)	(112.0)	—	(261.4)
Proceeds from sale of property, plant and equipment and non-core assets	—	7.5	4.1	—	11.6
Sales and maturities of short-term and auction rate securities	—	31.0	—	—	31.0
Deposit to asset retirement funds	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	—	(113.1)	(107.9)	—	(221.0)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5	—	40.5
Dividends paid on common stock	(77.4)	—	—	—	(77.4)
Dividends to / from affiliates	77.4	(77.4)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(513.3)	—	(212.8)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	12.6	—	—	—	12.6
Excess tax benefit from stock-based compensation	30.0	—	—	—	30.0

Net cash (used in) provided by financing activities	(457.4)	223.1	(485.8)	—	(720.1)

Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	15.3	—	1.1

Increase (decrease) in cash and cash equivalents	—	543.1	471.2	—	1,014.3
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$641.8	$1,579.5	$—	$2,221.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,100.3	$1,101.8	$857.3	$(1,800.6)	$1,258.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	103.4	211.5	—	314.9
Deferred income taxes	2.0	(12.9)	27.3	—	16.4
Stock compensation expense	7.3	—	0.7	—	8.0
Excess tax benefit from stock-based compensation	(25.7)	—	—	—	(25.7)
Unrealized (gain) loss on derivatives	—	23.7	3.9	—	27.6
(Gain) loss on disposal of property, plant and equipment	—	(32.0)	39.4	—	7.4
Undistributed earnings loss of affiliates—net	(1,101.8)	(698.7)	(51.6)	1,800.6	(51.5)
Due to / from affiliates—net	780.7	(781.1)	0.4	—	—
Changes in (net of effects of acquisition):
Accounts and notes receivable—net	—	491.0	(275.3)	(249.4)	(33.7)
Margin deposits	—	2.6	1.8	—	4.4
Inventories -net	—	(77.2)	2.1	—	(75.1)
Accrued income taxes	—	(203.7)	224.9	—	21.2
Accounts and notes payable and accrued expenses	(0.9)	276.1	(482.1)	249.4	42.5
Customer advances	—	322.8	124.0	—	446.8
Other—net	(0.2)	1.9	(8.6)	—	(6.9)

Net cash provided by (used in) operating activities	761.7	517.7	675.7	—	1,955.1

Investing Activities:
Additions to property, plant and equipment	—	(93.2)	(76.0)	—	(169.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	48.9	2.4	—	51.3
Sales and maturities of short-term and auction rate securities	—	33.8	3.1	—	36.9
Other—net	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(10.5)	(39.3)	—	(49.8)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—	(346.0)
Financing fees	—	(1.5)	—	—	(1.5)
Purchase of treasury stock	(801.9)	—	—	—	(801.9)
Dividends paid on common stock	(42.6)	—	—	—	(42.6)
Dividends to / from affiliates	42.6	(42.6)	—	—	—
Distributions to noncontrolling interest	—	153.0	(280.4)	—	(127.4)
Issuances of common stock under employee stock plans	14.5	—	—	—	14.5
Excess tax benefit from stock-based compensation	25.7	—	—	—	25.7

Net cash provided by (used in) financing activities	(761.7)	(237.1)	(280.4)	—	(1,279.2)

Effect of exchange rate changes on cash and cash equivalents	—	9.8	(7.5)	—	2.3

Increase (decrease) in cash and cash equivalents	—	279.9	348.5	—	628.4
				—	—
Cash and cash equivalents at beginning of period	—	136.2	661.5	—	797.7

Cash and cash equivalents at end of period	$—	$416.1	$1,010.0	$—	$1,426.1

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Financial Information Relating to Shelf Registration Statement

        Presented below are condensed consolidating statements of operations for Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the three and nine months ended September 30, 2012 and 2011, statements of cash flows for Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the nine months ended September 30, 2012 and 2011 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 30, 2012, and December 31, 2011. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations or cash flows of Parent, CFI, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries on a stand-alone basis.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$766.8	$458.4	$438.5	$(304.3)	$1,359.4
Cost of sales	—	372.6	349.4	152.9	(217.5)	657.4

Gross margin	—	394.2	109.0	285.6	(86.8)	702.0

Selling, general and administrative expenses	0.5	30.5	0.9	4.6	—	36.5
Other operating—net	—	5.4	0.1	3.1	—	8.6

Total other operating costs and expenses	0.5	35.9	1.0	7.7	—	45.1
Equity in earnings of operating affiliates	—	0.4	2.2	7.6	—	10.2

Operating earnings (loss)	(0.5)	358.7	110.2	285.5	(86.8)	667.1
Interest expense	—	27.1	2.0	0.2	(0.6)	28.7
Interest income	—	(0.4)	3.9	(5.7)	0.6	(1.6)
Net (earnings) of wholly-owned subsidiaries	(403.5)	(191.1)	(178.0)	—	772.6	—
Other non-operating—net	—	(0.1)	(0.1)	—	—	(0.2)

Earnings before income taxes and equity in earnings of non-operating affiliates	403.0	523.2	282.4	291.0	(859.4)	640.2
Income tax provision (benefit)	(0.3)	119.7	73.3	13.3	—	206.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	23.9	—	23.9

Net earnings	403.3	403.5	209.1	301.6	(859.4)	458.1
Less: Net earnings attributable to noncontrolling interest	—	—	17.3	124.3	(86.8)	54.8

Net earnings attributable to common stockholders	$403.3	$403.5	$191.8	$177.3	$(772.6)	$403.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$403.3	$403.5	$209.1	$301.6	$(859.4)	$458.1
Other comprehensive income	37.3	37.3	25.6	98.2	(160.2)	38.2

Comprehensive income	440.6	440.8	234.7	399.8	(1,019.6)	496.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	17.3	124.3	(85.9)	55.7

Comprehensive income attributable to common stockholders	$440.6	$440.8	$217.4	$275.5	$(933.7)	$440.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,738.4	$1,442.1	$1,402.7	$(960.6)	$4,622.6
Cost of sales	—	1,329.5	1,045.9	469.0	(678.9)	2,165.5

Gross margin	—	1,408.9	396.2	933.7	(281.7)	2,457.1

Selling, general and administrative expenses	2.0	92.2	3.3	14.1	—	111.6
Other operating—net	—	21.2	2.8	17.7	—	41.7

Total other operating costs and expenses	2.0	113.4	6.1	31.8	—	153.3
Equity in earnings of operating affiliates	—	1.5	7.3	30.7	—	39.5

Operating earnings (loss)	(2.0)	1,297.0	397.4	932.6	(281.7)	2,343.3
Interest expense	—	98.1	6.4	1.4	(1.0)	104.9
Interest income	—	(0.8)	12.3	(14.5)	1.0	(2.0)
Net (earnings) of wholly-owned subsidiaries	(1,379.3)	(604.1)	(542.7)	—	2,526.1	—
Other non-operating—net	—	0.1	(1.0)	—	—	(0.9)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,377.3	1,803.7	922.4	945.7	(2,807.8)	2,241.3
Income tax provision (benefit)	(0.7)	424.3	265.1	33.3	—	722.0
Equity in earnings of non-operating affiliates—net of taxes	—	(0.1)	—	48.9	—	48.8

Net earnings	1,378.0	1,379.3	657.3	961.3	(2,807.8)	1,568.1
Less: Net earnings attributable to noncontrolling interest	—	—	52.5	419.3	(281.7)	190.1

Net earnings attributable to common stockholders	$1,378.0	$1,379.3	$604.8	$542.0	$(2,526.1)	$1,378.0

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,378.0	$1,379.3	$657.3	$961.3	$(2,807.8)	$1,568.1
Other comprehensive income	61.3	61.3	45.8	89.7	(195.7)	62.4

Comprehensive income	1,439.3	1,440.6	703.1	1,051.0	(3,003.5)	1,630.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	52.5	419.3	(280.7)	191.1

Comprehensive income attributable to common stockholders	$1,439.3	$1,440.6	$650.6	$631.7	$(2,722.8)	$1,439.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$787.6	$494.1	$456.5	$(334.4)	$1,403.8
Cost of sales	—	445.7	373.1	199.3	(252.3)	765.8

Gross margin	—	341.9	121.0	257.2	(82.1)	638.0

Selling, general and administrative expenses	0.9	23.9	1.1	4.6	—	30.5
Restructuring and integration costs	—	0.2	0.6	—	—	0.8
Other operating—net	—	4.4	34.5	0.5	—	39.4

Total other operating costs and expenses	0.9	28.5	36.2	5.1	—	70.7
Equity in earnings of operating affiliates	—	(3.1)	0.4	17.7	—	15.0

Operating earnings (loss)	(0.9)	310.3	85.2	269.8	(82.1)	582.3
Interest expense	—	28.6	2.9	0.6	—	32.1
Interest income	—	(0.1)	4.2	(4.4)	—	(0.3)
Net (earnings) of wholly-owned subsidiaries	(331.4)	(143.5)	(170.0)	—	644.9	—
Other non-operating—net	—	(0.1)	(0.1)	0.1	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	330.5	425.4	248.2	273.5	(727.0)	550.6
Income tax provision (benefit)	(0.4)	94.0	91.6	(0.3)	—	184.9
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	16.7	—	16.7

Net earnings	330.9	331.4	156.6	290.5	(727.0)	382.4
Less: Net earnings attributable to noncontrolling interest	—	—	16.5	117.1	(82.1)	51.5

Net earnings attributable to common stockholders	$330.9	$331.4	$140.1	$173.4	$(644.9)	$330.9

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$330.9	$331.4	$156.6	$290.5	$(727.0)	$382.4
Other comprehensive loss	(45.2)	(45.2)	(42.9)	(51.2)	137.1	(47.4)

Comprehensive income	285.7	286.2	113.7	239.3	(589.9)	335.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	16.5	117.1	(84.3)	49.3

Comprehensive income attributable to common stockholders	$285.7	$286.2	$97.2	$122.2	$(505.6)	$285.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,523.3	$1,480.7	$1,356.0	$(980.5)	$4,379.5
Cost of sales	—	1,379.7	1,132.2	595.8	(758.6)	2,349.1

Gross margin	—	1,143.6	348.5	760.2	(221.9)	2,030.4

Selling, general and administrative expenses	2.4	72.7	4.7	13.4	—	93.2
Restructuring and integration costs	—	2.2	2.0	—	—	4.2
Other operating—net	—	(25.3)	36.8	0.8	—	12.3

Total other operating costs and expenses	2.4	49.6	43.5	14.2	—	109.7
Equity in earnings of operating affiliates	—	(0.7)	2.0	39.4	—	40.7

Operating earnings (loss)	(2.4)	1,093.3	307.0	785.4	(221.9)	1,961.4
Interest expense	—	108.6	4.7	1.9	(0.2)	115.0
Interest income	—	(0.6)	12.9	(14.0)	0.2	(1.5)
Net (earnings) of wholly-owned subsidiaries	(1,101.8)	(476.9)	(486.9)	—	2,065.6	—
Other non-operating—net	—	(0.1)	(0.5)	—	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,099.4	1,462.3	776.8	797.5	(2,287.5)	1,848.5
Income tax provision (benefit)	(0.9)	360.5	256.2	8.9	—	624.7
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	35.0	—	35.0

Net earnings	1,100.3	1,101.8	520.6	823.6	(2,287.5)	1,258.8
Less: Net earnings attributable to noncontrolling interest	—	—	51.5	328.9	(221.9)	158.5

Net earnings attributable to common stockholders	$1,100.3	$1,101.8	$469.1	$494.7	$(2,065.6)	$1,100.3

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,100.3	$1,101.8	$520.6	$823.6	$(2,287.5)	$1,258.8
Other comprehensive loss	(14.1)	(14.1)	(17.9)	(16.7)	47.4	(15.4)

Comprehensive income	1,086.2	1,087.7	502.7	806.9	(2,240.1)	1,243.4
Less: Comprehensive income attributable to the noncontrolling interest	—	—	51.5	328.9	(223.2)	157.2

Comprehensive income attributable to common stockholders	$1,086.2	$1,087.7	$451.2	$478.0	$(2,016.9)	$1,086.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$641.8	$607.1	$972.4	$—	$2,221.3
Accounts and notes receivable—net	—	108.3	1,000.4	446.1	(1,213.9)	340.9
Income taxes receivable	—	661.8	—	—	(661.8)	—
Inventories—net	—	228.5	54.3	27.2	—	310.0
Prepaid income taxes	—	118.1	—	—	—	118.1
Other	—	10.0	8.6	6.3	—	24.9

Total current assets	—	1,768.5	1,670.4	1,452.0	(1,875.7)	3,015.2
Property, plant and equipment—net	—	828.4	1,547.1	1,346.3	—	3,721.8
Asset retirement obligation funds	—	147.6	—	—	—	147.6
Investments in and advances to affiliates	4,896.7	6,136.8	3,863.5	980.8	(14,885.9)	991.9
Due from affiliates	560.6	—	—	944.0	(1,504.6)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	115.5	98.2	28.0	—	241.7

Total assets	$5,457.3	$8,997.7	$9,242.8	$4,751.1	$(18,266.2)	$10,182.7

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$—	$1,183.5	$79.1	$58.1	$(927.4)	$393.3
Income taxes payable	—	—	661.8	37.3	(661.8)	37.3
Customer advances	—	407.9	199.7	10.0	—	617.6
Deferred income taxes	—	91.3	—	—	—	91.3
Distributions payable to noncontrolling interest	—	—	—	426.8	(426.8)	—
Other	—	11.1	—	43.0	—	54.1

Total current liabilities	—	1,693.8	940.6	575.2	(2,016.0)	1,193.6

Notes payable	—	—	—	14.7	(9.7)	5.0
Long-term debt	—	1,600.0	—	—	—	1,600.0
Deferred income taxes	—	5.7	848.2	165.2	—	1,019.1
Due to affiliates	—	562.3	942.3	—	(1,504.6)	—
Other noncurrent liabilities	—	239.2	112.0	35.7	—	386.9
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.6	—	153.1	4.7	(157.8)	0.6
Paid-in capital	2,481.2	739.9	4,450.2	3,429.5	(8,619.6)	2,481.2
Retained earnings	3,015.7	4,194.7	1,400.8	387.4	(5,982.9)	3,015.7
Treasury stock	(2.3)	—	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(37.9)	(37.9)	32.7	73.4	(68.2)	(37.9)

Total stockholders' equity	5,457.3	4,896.7	6,036.8	3,960.3	(14,893.8)	5,457.3
Noncontrolling interest	—	—	362.9	—	157.9	520.8

Total equity	5,457.3	4,896.7	6,399.7	3,960.3	(14,735.9)	5,978.1

Total liabilities and equity	$5,457.3	$8,997.7	$9,242.8	$4,751.1	$(18,266.2)	$10,182.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$300.2	$808.1	$—	$1,207.0
Accounts and notes receivable—net	—	76.9	367.4	439.0	(613.9)	269.4
Inventories—net	—	212.6	62.9	28.7	—	304.2
Income taxes receivable	—	289.4	—	—	(289.4)	—
Other	—	6.0	6.6	5.4	—	18.0

Total current assets	—	683.6	737.1	1,281.2	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	1,592.4	1,375.9	—	3,736.0
Deferred income taxes	—	26.1	—	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	—	145.4
Investments in and advances to affiliates	3,533.4	5,484.7	1,346.1	919.4	(10,355.0)	928.6
Due from affiliates	1,013.8	—	1,398.3	—	(2,412.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	162.3	113.8	25.3	—	301.4

Total assets	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$0.1	$516.3	$74.7	$58.4	$(321.8)	$327.7
Income taxes payable	—	—	396.9	21.0	(289.4)	128.5
Customer advances	—	184.3	65.1	7.8	—	257.2
Deferred income taxes	—	90.1	—	—	—	90.1
Distributions payable to noncontrolling interest	—	—	—	441.7	(292.0)	149.7
Other	—	66.0	—	12.0	—	78.0

Total current liabilities	0.1	856.7	536.7	540.9	(903.2)	1,031.2

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	811.9	171.0	(26.1)	956.8
Due to affiliates	—	1,014.8	—	1,397.3	(2,412.1)	—
Other noncurrent liabilities	—	265.8	135.1	34.9	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,804.8	739.9	4,450.2	1,098.0	(6,288.1)	2,804.8
Retained earnings	2,841.0	2,892.7	795.2	263.3	(3,951.2)	2,841.0
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(13.1)	(16.3)	128.5	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,385.4	1,443.5	(10,362.4)	4,547.0
Noncontrolling interest	—	—	369.2	—	16.7	385.9

Total equity	4,547.1	3,533.4	5,754.6	1,443.5	(10,345.7)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,378.0	$1,379.3	$657.3	$961.3	$(2,807.8)	$1,568.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	94.0	113.1	111.6	—	318.7
Deferred income taxes	—	20.7	24.5	(12.4)	—	32.8
Stock compensation expense	8.0	—	—	0.8	—	8.8
Excess tax benefit from stock-based compensation	(30.0)	—	—	—	—	(30.0)
Unrealized loss (gain) on derivatives	—	(52.3)	—	(9.2)	—	(61.5)
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	1.3	2.7	—	—	4.0
Undistributed earnings of affiliates—net	(1,379.3)	(887.9)	(545.1)	(54.5)	2,807.8	(59.0)
Due to / from affiliates—net	480.7	(480.4)	393.7	(394.0)	—	—
Changes in:
Accounts and notes receivable—net	—	(35.5)	(632.2)	(1.9)	601.8	(67.8)
Margin deposits	—	0.8	—	—	—	0.8
Inventories—net	—	(14.4)	1.2	16.4	—	3.2
Accrued income taxes	—	(455.7)	241.4	14.2	—	(200.1)
Accounts and notes payable and accrued expenses	—	662.0	4.5	(0.7)	(601.8)	64.0
Customer advances	—	223.6	134.6	1.9	—	360.1
Other—net	—	(8.2)	43.5	(23.1)	—	12.2

Net cash provided by (used in) operating activities	457.4	447.3	439.2	610.4	—	1,954.3

Investing Activities:
Additions to property, plant and equipment	—	(149.4)	(64.6)	(47.4)	—	(261.4)
Proceeds from sale of property, plant and equipment and non-core assets	—	7.5	4.1	—	—	11.6
Sales and maturities of short-term and auction rate securities	—	31.0	—	—	—	31.0
Deposit to asset retirement funds	—	(2.2)	—	—	—	(2.2)

Net cash provided by (used in) investing activities	—	(113.1)	(60.5)	(47.4)	—	(221.0)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	—	(13.0)
Advances from unconsolidated affiliates	—	—	—	40.5	—	40.5
Dividends paid on common stock	(77.4)	—	—	—	—	(77.4)
Dividends to / from affiliates	77.4	(77.4)	—	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(58.8)	(454.5)	—	(212.8)
Purchase of treasury stock	(500.0)	—	—	—	—	(500.0)
Issuances of common stock under employee stock plans	12.6	—	—	—	—	12.6
Excess tax benefit from stock-based compensation	30.0	—	—	—	—	30.0

Net cash provided by (used in) financing activities	(457.4)	223.1	(71.8)	(414.0)	—	(720.1)

Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	—	15.3	—	1.1

Increase (decrease) in cash and cash equivalents	—	543.1	306.9	164.3	—	1,014.3
Cash and cash equivalents at beginning of period	—	98.7	300.2	808.1	—	1,207.0

Cash and cash equivalents at end of period	$—	$641.8	$607.1	$972.4	$—	$2,221.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,100.3	$1,101.8	$520.6	$823.6	$(2,287.5)	$1,258.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	103.4	105.9	105.6	—	314.9
Deferred income taxes	2.0	(12.9)	35.1	(7.8)	—	16.4
Stock compensation expense	7.3	—	—	0.7	—	8.0
Excess tax benefit from stock-based compensation	(25.7)	—	—	—	—	(25.7)
Unrealized loss (gain) on derivatives	—	23.7	(0.4)	4.3	—	27.6
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	(32.0)	37.9	1.5	—	7.4
Undistributed earnings of affiliates—net	(1,101.8)	(698.7)	(487.1)	(51.4)	2,287.5	(51.5)
Due to / from affiliates—net	780.7	(781.1)	374.4	(374.0)	—	—
Changes in:
Accounts and notes receivable—net	—	491.0	(2.2)	(273.1)	(249.4)	(33.7)
Margin deposits	—	2.6	—	1.8	—	4.4
Inventories—net	—	(77.2)	(10.7)	12.8	—	(75.1)
Accrued income taxes	—	(203.7)	208.1	16.8	—	21.2
Accounts and notes payable and accrued expenses	(0.9)	276.1	(679.3)	197.2	249.4	42.5
Customer advances	—	322.8	175.0	(51.0)	—	446.8
Other—net	(0.2)	1.9	(4.7)	(3.9)	—	(6.9)

Net cash provided by (used in) operating activities	761.7	517.7	272.6	403.1	—	1,955.1

Investing Activities:
Additions to property, plant and equipment	—	(93.2)	(59.2)	(16.8)	—	(169.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	48.9	2.4	—	—	51.3
Sales and maturities of short-term and auction rate securities	—	33.8	—	3.1	—	36.9
Other—net	—	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(10.5)	(56.8)	17.5	—	(49.8)

Financing Activities:
Payments of long-term debt	—	(346.0)	—	—		(346.0)
Financing fees	—	(1.5)	—	—	—	(1.5)
Purchase of treasury stock	(801.9)	—	—	—	—	(801.9)
Dividends paid on common stock	(42.6)	—	—	—	—	(42.6)
Dividends to / from affiliates	42.6	(42.6)	—	—	—	—
Distributions to/from noncontrolling interest	—	153.0	(45.9)	(234.5)	—	(127.4)
Issuances of common stock under employee stock plans	14.5	—	—	—	—	14.5
Excess tax benefit from stock-based compensation	25.7	—	—	—	—	25.7

Net cash provided by (used in) financing activities	(761.7)	(237.1)	(45.9)	(234.5)	—	(1,279.2)

Effect of exchange rate changes on cash and cash equivalents	—	9.8	—	(7.5)	—	2.3

Increase (decrease) in cash and cash equivalents	—	279.9	169.9	178.6	—	628.4
			—
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$416.1	$333.9	$676.1	$—	$1,426.1

CF INDUSTRIES HOLDINGS, INC.

24.   Subsequent Event

        On November 1, 2012, we announced that we will construct new ammonia and urea/UAN production units at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. Our Board of Directors has authorized expenditure of $3.8 billion for the projects. These projects will increase our capacity, increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our cost-advantaged Port Neal location, and allow us to benefit from the global cost advantage of North American natural gas. All of the new plants are scheduled to be on-stream by 2016.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc., except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2012 Compared to the Third Quarter of 2011

  •
  Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $403.3 million in the third quarter of 2012 compared to net earnings of $330.9 million in the same quarter of 2011. Our results for the third quarter of 2012 included a net $39.8 million pre-tax unrealized mark-to-market gain ($24.7 million after tax) on natural gas derivatives and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

  •
  Diluted net earnings per share attributable to common stockholders increased to $6.35 in the third quarter of 2012 from $4.73 in the third quarter of 2011 due to higher earnings and lower average shares outstanding due to our share repurchase program.

  •
  The net earnings attributable to common stockholders of $330.9 million in the third quarter of 2011 included a $35.1 million pre-tax non-cash impairment charge ($21.8 million after tax) related to the decision to shut down and remove the Woodward, Oklahoma methanol plant and a net $14.1 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives.

  •
  Our gross margin increased $64.0 million to $702.0 million in the third quarter of 2012 from $638.0 million in the same quarter of 2011 due primarily to higher nitrogen segment results driven by lower realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives compared to unrealized losses in the prior year quarter. These declines in costs were partially offset by lower nitrogen sales volume. The $86.5 million increase in the nitrogen

CF INDUSTRIES HOLDINGS, INC.

    segment gross margin was partially offset by a $22.5 million decrease in the phosphate segment gross margin, driven primarily by lower average selling prices.

  •
  Our net sales decreased $44.4 million, or 3%, to $1.36 billion in the third quarter of 2012 from $1.40 billion in the third quarter of the prior year. The $44.4 million decline in net sales was split approximately equally between the nitrogen segment and the phosphate segment. In the nitrogen segment, the decline was attributable primarily to a decline in volume, while in the phosphate segment, the decline was attributable primarily to a decline in selling prices. Total sales volume (measured in short tons) in the third quarter of 2012 decreased 2% from the prior year period due to a 3% decrease in nitrogen segment sales volume partially offset by a 2% increase in phosphate segment sales volume. Average selling prices in the phosphate segment declined by 10%, which was partially offset by a 1% increase in average selling prices in the nitrogen segment.

  •
  Cash flow from operations approximated $2.0 billion for the first nine months of both 2012 and 2011. An increase in cash generated by higher net earnings in the 2012 period was offset by an increase in cash invested in working capital due mainly to the timing of income tax payments.

  •
  We paid cash dividends of $77.4 million and $42.6 million in the first nine months of 2012 and 2011, respectively. The increase is due primarily to an increase in the quarterly dividend to $0.40 per common share from $0.10 per common share, which started in the third quarter of 2011.

  •
  On August 2, 2012, we entered into a definitive agreement with Glencore International plc (Glencore) to acquire the interests in CFL currently owned by Viterra for total cash consideration of C$915 million subject to certain adjustments. Pursuant to the agreement between CF Industries and Glencore, the interests in CFL being acquired by CF Industries consist of 34% of CFL's outstanding preferred and common stock and a product purchase agreement. As a result of the transaction and subject to the product purchase agreements with CFL, CF Industries will be entitled to purchase 100% of CFL's ammonia and urea production. CFL's results are currently included in our financial statements as a consolidated variable interest entity. The completion of the transaction is subject to the closing of Glencore's acquisition of Viterra, receipt of regulatory approvals in Canada, and other terms and conditions in the definitive purchase agreement.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except per share amounts)
Net sales	$1,359.4	$1,403.8	$(44.4)	(3)%	$4,622.6	$4,379.5	$243.1	6%
Cost of sales	657.4	765.8	(108.4)	(14)%	2,165.5	2,349.1	(183.6)	(8)%

Gross margin	702.0	638.0	64.0	10%	2,457.1	2,030.4	426.7	21%
Selling, general and administrative expenses	36.5	30.5	6.0	20%	111.6	93.2	18.4	20%
Restructuring and integration costs	—	0.8	(0.8)	(100)%	—	4.2	(4.2)	(100)%
Other operating—net	8.6	39.4	(30.8)	(78)%	41.7	12.3	29.4	239%

Total other operating costs and expenses	45.1	70.7	(25.6)	(36)%	153.3	109.7	43.6	40%
Equity in earnings of operating affiliates	10.2	15.0	(4.8)	(32)%	39.5	40.7	(1.2)	(3)%

Operating earnings	667.1	582.3	84.8	15%	2,343.3	1,961.4	381.9	19%
Interest expense	28.7	32.1	(3.4)	(11)%	104.9	115.0	(10.1)	(9)%
Interest income	(1.6)	(0.3)	(1.3)	452%	(2.0)	(1.5)	(0.5)	33%
Other non-operating—net	(0.2)	(0.1)	(0.1)	100%	(0.9)	(0.6)	(0.3)	50%

Earnings before income taxes and equity in earnings of non-operating affiliates	640.2	550.6	89.6	16%	2,241.3	1,848.5	392.8	21%
Income tax provision	206.0	184.9	21.1	11%	722.0	624.7	97.3	16%
Equity in earnings of non-operating affiliates—net of taxes	23.9	16.7	7.2	43%	48.8	35.0	13.8	39%

Net earnings	458.1	382.4	75.7	20%	1,568.1	1,258.8	309.3	25%
Less: Net earnings attributable to noncontrolling interest	54.8	51.5	3.3	6%	190.1	158.5	31.6	20%

Net earnings attributable to common stockholders	$403.3	$330.9	$72.4	22%	$1,378.0	$1,100.3	$277.7	25%

Diluted net earnings per share attributable to common stockholders	$6.35	$4.73	$1.62		$21.19	$15.41	$5.78
Diluted weighted average common shares outstanding	63.5	69.9	(6.4)		65.0	71.4	(6.4)
Dividends declared per common share	$0.40	$0.40	$—		$1.20	$0.60	$0.60

Third Quarter of 2012 Compared to the Third Quarter of 2011

Consolidated Operating Results

        Our total gross margin increased $64.0 million to $702.0 million in the third quarter of 2012 from $638.0 million in the same quarter of 2011 due primarily to an increase in gross margin in the nitrogen segment, partially offset by a decrease in gross margin in the phosphate segment. In the nitrogen segment, the gross margin increased by $86.5 million, or 16%, to $638.6 million in the third quarter of 2012 compared to $552.1 million in the same quarter of the prior year due primarily to lower average nitrogen fertilizer costs including lower realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the current year quarter compared to unrealized losses in the prior year quarter. These declines in costs were partially offset by lower sales volume. In the phosphate segment, gross margin decreased by $22.5 million to $63.4 million in the third quarter of 2012 compared to $85.9 million in the third quarter of 2011 due primarily to lower average phosphate fertilizer selling prices partially offset by lower production costs.

CF INDUSTRIES HOLDINGS, INC.

        We reported net earnings attributable to common stockholders of $403.3 million in the third quarter of 2012 compared to net earnings of $330.9 million in the same quarter of 2011. Our results for the third quarter of 2012 included a net $39.8 million pre-tax unrealized mark-to-market gain ($24.7 million after tax) on natural gas derivatives and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in retiree medical benefits.

        Diluted net earnings per share attributable to common stockholders increased to $6.35 in the third quarter of 2012 from $4.73 in the third quarter of 2011 due to higher earnings and lower average shares outstanding due to our repurchase program.

        The net earnings attributable to common stockholders of $330.9 million in the third quarter of 2011 included a $35.1 million pre-tax non-cash impairment charge ($21.8 million after tax) related to our Woodward, Oklahoma methanol plant and a net $14.1 million pre-tax unrealized mark-to-market loss ($8.7 million after tax) on natural gas derivatives.

Net Sales

        Our net sales decreased $44.4 million, or 3%, to $1.36 billion in the third quarter of 2012 from $1.40 billion in the third quarter of 2011. This decrease was due to declines in both the nitrogen and phosphate segments. In the nitrogen segment, net sales declined by $22.8 million as a 3% decline in volume was partially offset by a 1% increase in average selling prices. Net sales in the phosphate segment declined by $21.6 million in the third quarter of 2012 due to a 10% decline in average selling prices, partially offset by a 2% increase in volume. The decline in phosphate fertilizer average selling prices was due primarily to lower global demand of phosphate products, particularly in India and Central and South America.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $154 per ton in the third quarter of 2012 compared to $186 per ton in the same quarter of 2011. The 17% period-over-period decrease in cost of sales per ton was due primarily to unrealized mark-to-market gains on natural gas derivatives in the current quarter compared to unrealized losses in the third quarter of 2011 and lower realized natural gas costs. Phosphate segment cost of sales averaged $388 per ton in the third quarter of 2012 compared to $396 per ton in the prior year period. This 2% decrease was due primarily to lower sulfur costs and the impact of the retiree medical plan curtailment gain partially offset by higher ammonia costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $6.0 million to $36.5 million in the third quarter of 2012 from $30.5 million in the third quarter of 2011 due primarily to higher corporate office expenses, including higher professional service fees associated with the design and implementation of a new enterprise resource planning (ERP) software system, higher legal costs associated with corporate activities including our planned acquisition of Viterra's interests in CFL, and higher incentive compensation costs. These higher costs were partially offset by a $1.3 million curtailment gain from a reduction in certain retiree medical benefits.

Other Operating—Net

        Net other operating expense decreased $30.8 million to $8.6 million in the third quarter of 2012 as compared to $39.4 million in the third quarter of 2011 due primarily to a third quarter 2011 impairment charge of $35.1 million related to our Woodward, Oklahoma methanol plant.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates decreased $4.8 million to $10.2 million in the third quarter of 2012 as compared to $15.0 million in the third quarter of 2011 due primarily to reduced earnings at PLNL resulting from a planned plant turnaround and the associated reduction of product available for sale.

Income Taxes

        Our income tax provision for the third quarter of 2012 was $206.0 million on pre-tax income of $640.2 million, or an effective tax rate of 32.2%, compared to an income tax provision of $184.9 million on pre-tax income of $550.6 million, or an effective tax rate of 33.6%, for the same quarter of 2011. The effective tax rate for the third quarter of 2012 based on pre-tax income exclusive of earnings attributable to noncontrolling interest was 35.2% compared to 37.1% in the third quarter of 2011. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interest was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012 for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. We recorded $23.9 million of earnings in the third quarter of 2012 compared to $16.7 million of earnings in the same quarter of 2011. The increase was due primarily to improved operating results from GrowHow due to a strong UK fertilizer market.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $3.3 million increase in net earnings attributable to the noncontrolling interest is due primarily to improved operating results for CFL during the quarter ended September 30, 2012 compared to the same period of 2011. During the third quarters of both 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $6.35 in the third quarter of 2012 from $4.73 in the third quarter of 2011 due to an increase in net earnings attributable to common stockholders and a decrease in the weighted average shares outstanding due to the August 2011 share repurchase program under which we repurchased 6.5 million shares of our common stock in the second half of 2011 and an additional 3.1 million shares in the second quarter of 2012.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Consolidated Operating Results

        Our total gross margin increased $426.7 million to $2.5 billion for the nine months ended September 30, 2012 from $2.0 billion for the comparable period of 2011 due to an increase in the gross margin in the nitrogen segment partially offset by a decrease in gross margin in the phosphate segment. In the nitrogen segment, the gross margin increased by $516.4 million to $2.3 billion in the first nine months of 2012 compared to $1.8 billion in the same nine months of 2011. The nitrogen segment gross margin increased due to a 9% increase in average nitrogen fertilizer selling prices, a 24% decline in realized natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the current year period compared to unrealized losses in the prior year. In the phosphate segment, gross margin decreased by $89.7 million to $163.5 million in the first nine months of 2012 from $253.2 million in the comparable period of 2011, due primarily to 12% lower average phosphate fertilizer selling prices, partially offset by a 3% increase in volume.

        Net earnings attributable to common stockholders of $1.4 billion for the nine months ended September 30, 2012 included a net $61.5 million pre-tax unrealized mark-to-market gain ($38.2 million after tax) on natural gas derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 Credit Agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

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

Net Sales

        Our net sales increased $243.1 million, or 6%, to $4.6 billion in the nine months ended September 30, 2012 from $4.4 billion in the same period of 2011. This increase was due to an increase in the nitrogen segment, partially offset by a decline in the phosphate segment. In the nitrogen segment, net sales increased by $322.0 million due primarily to higher average ammonia selling prices and sales volume and stronger granular urea selling prices. Market conditions for ammonia were positive in the first nine months of 2012 as favorable weather created a longer application window. Additional supporting factors included a tight domestic ammonia market, lower international ammonia production and lower imports of ammonia into the U.S. market. Granular urea pricing was higher during the first nine months of 2012 as tight supply conditions were prevalent during the first half of the year due to higher application rates and lower U.S. imports. In the phosphate segment, net sales declined $78.9 million due primarily to a 12% decline in average selling prices, partially offset by a 3% increase in volume. Average phosphate fertilizer selling prices in 2012 were lower due to lower global demand, notably in India.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $163 per ton in the first nine months of 2012 compared to $183 per ton in the same period of 2011. This 11% decrease was due primarily to lower realized natural gas cost and a net $61.5 million unrealized mark-to-market gain on natural gas derivatives in the current year compared to a net $27.6 million unrealized loss in the prior year. Phosphate segment cost of sales averaged $385 per ton in the first nine months of 2012 compared to $389 per ton in the prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $18.4 million to $111.6 million in the first nine months of 2012 from $93.2 million in the same period of 2011 due primarily to higher corporate office expenses including higher professional service fees associated with the design and implementation of a new ERP software system, higher legal costs associated with corporate activities including our planned acquisition of Viterra's interest in CFL and higher incentive compensation costs.

Other Operating—Net

        Other operating-net expense was $41.7 million in the first nine months of 2012 compared to $12.3 million in the same period of 2011. The expense recorded in the first nine months of 2012 consists primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, foreign exchange costs and losses on the disposal of property, plant and equipment. The expense recorded in the first nine months of 2011 included a $35.1 million impairment charge related to our Woodward, Oklahoma methanol plant, offset by a $32.5 million gain that was recognized on the sale of four dry-product warehouses and a $2.0 million gain on the sale of a non-core transportation business.

Interest—Net

        Net interest expense was $102.9 million in the nine months ended September 30, 2012 compared to $113.5 million in the same period of 2011. The decrease in expense was due primarily to a decrease in amortized loan fees, including a $4.7 million decrease in accelerated loan fee amortization. In the first nine months of 2012, we terminated the 2010 Credit Agreement and recognized $15.2 million of accelerated loan fee amortization. In the first nine months of 2011, we repaid the remaining balance of our senior secured term loan and recognized $19.9 million of accelerated loan fee amortization.

Income Taxes

        Our income tax provision for the nine months ended September 30, 2012 was $722.0 million on pre-tax income of $2.2 billion, or an effective tax rate of 32.2%, compared to an income tax provision of $624.7 million on a pre-tax income of $1.8 billion and an effective tax rate of 33.8% in the same period of 2011. The effective tax rate for the nine months ended September 30, 2012 based upon pre-tax income exclusive of earnings attributable to noncontrolling interest was 35.2% compared to 37.0% in the prior year. The decline in the effective tax rate exclusive of earnings attributable to noncontrolling interest was driven primarily by higher state taxes in the prior year. The effective tax rate based on pre-tax income differs from our effective tax rate based on pre-tax income exclusive of earnings attributable to noncontrolling interest, as our consolidated income tax provision does not include tax provisions on the earnings attributable to noncontrolling interests in TNCLP and CFL, which record no income tax provisions. See Note 13 to our audited consolidated financial statements

CF INDUSTRIES HOLDINGS, INC.

included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012 for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $13.8 million increase in the first nine months of 2012 compared to the same period of 2011 was due primarily to higher net earnings at GrowHow due to improved operating results, declines in UK corporate tax rates and an $11.1 million insurance settlement related to a fire that occurred in 2011.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $31.6 million increase in net earnings attributable to noncontrolling interests was due primarily to an improvement in CFL operating results for the first nine months of 2012. During each of the first three quarters of 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $21.19 in the first nine months of 2012 from $15.41 in the comparable period of 2011 due to an increase in net earnings attributable to common stockholders and a decrease in the weighted average shares outstanding due to the August 2011 share repurchase program under which we repurchased 6.5 million shares of our common stock in the second half of 2011 and an additional 3.1 million shares in the second quarter of 2012.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales	$1,095.2	$1,118.0	$(22.8)	(2)%	$3,871.0	$3,549.0	$322.0	9%
Cost of sales	456.6	565.9	(109.3)	(19)%	1,577.4	1,771.8	(194.4)	(11)%

Gross margin	$638.6	$552.1	$86.5	16%	$2,293.6	$1,777.2	$516.4	29%
Gross margin percentage	58.3%	49.4%			59.3%	50.1%
Tons of product sold (000s)	2,957	3,043	(86)	(3)%	9,690	9,658	32	0%
Sales volume by product (000s)
Ammonia	416	403	13	3%	1,881	1,794	87	5%
Granular urea	559	701	(142)	(20)%	2,011	2,032	(21)	(1)%
UAN	1,603	1,552	51	3%	4,631	4,655	(24)	(1)%
AN	206	243	(37)	(15)%	702	755	(53)	(7)%
Other nitrogen products	173	144	29	20%	465	422	43	10%
Average selling price per ton by product
Ammonia	$622	$552	$70	13%	$619	$563	$56	10%
Granular urea	470	425	45	11%	484	396	88	22%
UAN	296	319	(23)	(7)%	308	307	1	0%
AN	261	269	(8)	(3)%	259	260	(1)	(0)%
Cost of natural gas (per MMBtu)(1)	$3.34	$4.45	$(1.11)	(25)%	$3.32	$4.36	$(1.04)	(24)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.87	$4.13	$(1.26)	(31)%	$2.53	$4.22	$(1.69)	(40)%
Depreciation and amortization	$83.7	$80.2	$3.5	4%	$250.6	$237.1	$13.5	6%
Capital expenditures	$83.6	$48.9	$34.7	71%	$192.5	$117.0	$75.5	65%
Production volume by product (000s)
Ammonia(2)	1,761	1,769	(8)	(0)%	5,315	5,453	(138)	(3)%
Granular urea	622	663	(41)	(6)%	1,983	1,946	37	2%
UAN (32%)	1,499	1,638	(139)	(8)%	4,456	4,746	(290)	(6)%
AN	205	251	(46)	(18)%	688	761	(73)	(10)%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea, UAN or AN.

Third Quarter of 2012 Compared to the Third Quarter of 2011

Net Sales.

        Nitrogen segment net sales of $1.1 billion in the third quarter of 2012 were 2% below net sales in the third quarter of 2011 as lower sales volume was partially offset by higher average selling prices. The decline in sales volumes was primarily attributed to a decline in granular urea and ammonium nitrate sales volumes in the third quarter of 2012. Sales of urea in the third quarter of 2011 were unusually high due to robust domestic demand, strong quarterly production and increased export sales. Sales of ammonium nitrate declined primarily as a result of lower production during the quarter due to a scheduled turnaround. These volume declines were partially offset by volume increases in ammonia and UAN as customers built inventory in anticipation of the fall 2012 and spring 2013 application seasons. Average nitrogen fertilizer selling prices increased slightly to $370 per ton in the third quarter of 2012 from $367 per ton in the same quarter of 2011. Average selling prices for ammonia and granular urea increased due to tight supplies as customers continued to anticipate a strong planting season in spring 2013 and were replenishing inventories.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales.

        Total cost of sales in the nitrogen segment averaged approximately $154 per ton in the third quarter of 2012 compared to $186 per ton in the third quarter of 2011. The decrease in cost of sales per ton is due primarily to lower realized natural gas costs and $39.8 million of net unrealized mark-to-market gains on natural gas derivatives in the third quarter of 2012 compared to net losses of $14.1 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales.

        Nitrogen segment net sales increased $322.0 million or 9% to $3.9 billion in the nine months ended September 30, 2012 compared to $3.5 billion in the same period of last year, due primarily to a 9% increase in average selling prices. Average nitrogen fertilizer selling prices increased to $399 per ton in the first nine months of 2012 from $367 per ton in the first nine months of 2011 with increases in ammonia and urea. Higher ammonia and urea average selling prices resulted from tight industry-wide supply due to increased demand caused by the higher level of planted acres in 2012, lower downstream inventories and lower levels of imports of ammonia into the U.S. market.

Cost of Sales.

        Total cost of sales in the nitrogen segment averaged approximately $163 per ton in the nine months ended September 30, 2012 compared to $183 per ton in the same period of 2011. The 11% decrease is due primarily to lower realized natural gas costs and $61.5 million in net unrealized mark-to-market gains on natural gas derivatives in the first nine months of 2012 compared to net losses of $27.6 million in the 2011 period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	2012 v. 2011		2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales	$264.2	$285.8	$(21.6)	(8)%	$751.6	$830.5	$(78.9)	(10)%
Cost of sales	200.8	199.9	0.9	0%	588.1	577.3	10.8	2%

Gross margin	$63.4	$85.9	$(22.5)	(26)%	$163.5	$253.2	$(89.7)	(35)%
Gross margin percentage	24.0%	30.1%			21.8%	30.5%
Tons of product sold (000s)	517	505	12	2%	1,526	1,483	43	3%
Sales volume by product (000s)
DAP	395	388	7	2%	1,187	1,101	86	8%
MAP	122	117	5	4%	339	382	(43)	(11)%
Domestic vs. export sales (000s)
Domestic	360	265	95	36%	887	957	(70)	(7)%
Export	157	240	(83)	(35)%	639	526	113	21%
Average selling price per ton by product
DAP	$507	$566	$(59)	(10)%	$491	$561	$(70)	(12)%
MAP	521	567	(46)	(8)%	496	558	(62)	(11)%
Depreciation, depletion and amortization	$10.3	$14.0	$(3.7)	(26)%	$32.8	$35.8	$(3.0)	(8)%
Capital expenditures	$12.4	$10.3	$2.1	20%	$47.4	$39.5	$7.9	20%
Production volume by product (000s)
Phosphate rock	909	929	(20)	(2)%	2,656	2,566	90	4%
Sulfuric acid	672	687	(15)	(2)%	1,908	1,969	(61)	(3)%
Phosphoric acid as P2O5(1)	259	262	(3)	(1)%	739	756	(17)	(2)%
DAP/MAP	515	519	(4)	(1)%	1,479	1,498	(19)	(1)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2012 Compared to the Third Quarter of 2011

Net Sales.

        Phosphate segment net sales decreased $21.6 million, or 8%, to $264.2 million in the third quarter of 2012 compared to $285.8 million in the third quarter of 2011 due to lower average selling prices partially offset by higher sales volume. Average selling prices for phosphate products declined by 10% due to lower demand internationally, particularly from India and Central and South America. Our total phosphate sales volume of 517,000 tons in the third quarter of 2012 was 2% higher than the third quarter of 2011 due primarily to increased domestic demand resulting from anticipated high planted acreage in 2013.

Cost of Sales.

        Phosphate segment cost of sales averaged $388 per ton in the third quarter of 2012 compared to $396 per ton in the prior year period. This 2% decrease was due primarily to lower sulfur costs and the impact of the retiree medical plan curtailment gain, partially offset by higher ammonia costs.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Sales.

        Phosphate segment net sales decreased $78.9 million, or approximately 10%, to $751.6 million in the first nine months of 2012 compared to $830.5 million in the first nine months of 2011 due to lower average selling prices, partially offset by higher sales volume. Average selling prices for the nine months ended September 30, 2012 decreased by 12% compared to the prior year reflecting lower global demand, notably from India. Our total volume of phosphate fertilizer sales of 1.5 million tons in the first nine months of 2012 was 3% higher than in the same period of 2011 due primarily to higher export sales volume.

Cost of Sales.

        Average phosphate segment cost of sales of $385 per ton in the first nine months of 2012 was essentially unchanged from the $389 per ton in the prior year period.

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

Cash Balances

        We had cash and cash equivalents of $2.2 billion and $1.2 billion as of September 30, 2012, and December 31, 2011, respectively.

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

        On August 6, 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Purchases under this repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by our

CF INDUSTRIES HOLDINGS, INC.

management based on evaluation of market conditions, stock price, and other factors. No purchases have been made under this new program through September 30, 2012.

Debt

        As of September 30, 2012 and December 31, 2011, we had $1.6 billion of outstanding senior notes that were issued in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020. At December 31, 2011 we also had $13.0 million of Terra 7% senior notes due 2017, which were redeemed in the second quarter of 2012.

        As of September 30, 2012, $491.0 million was available for borrowing under our credit agreement, reflecting $9.0 million of outstanding letters of credit and no outstanding borrowings.

        Our 2012 Credit Agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of September 30, 2012, we were in compliance with all covenants under the 2012 Credit Agreement and the senior notes indentures.

Capital Spending

        Capital expenditures of $261.4 million were made in the first nine months of 2012 to sustain our asset base, to increase our production capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. We expect to spend approximately $100-$140 million on capital projects in the fourth quarter of 2012, bringing our total annual capital expenditures for 2012 to approximately $350-$400 million, as compared to $247.2 million for calendar year 2011. The increase is due primarily to an increase in scheduled turnarounds in 2012, higher spending on environmental, health and safety projects and the announced projects to increase production and efficiency at our Donaldsonville nitrogen complex.

        These capital expenditures do not include spending associated with our recently announced capital expansion projects. For additional information regarding this subsequent event, refer to Note 24 to our unaudited consolidated financial statements included in Part I of this report and similar information later in this section.

Forward Sales and Customer Advances

        We offer our customers the opportunity to purchase product on a forward basis, including under our Forward Pricing Program (FPP) at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we generally will lock in a substantial portion of the margin on these forward sales mainly by using natural gas derivative instruments and fixed price purchases, unless we have already fixed the cost of natural gas. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the fair value of the derivatives. Our reported selling prices and margins may differ from spot market prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts for which we effectively fix the cost of natural gas, we typically are unable to fix the cost of phosphate fertilizer raw materials, principally sulfur and ammonia, which are among the largest components of our phosphate fertilizer manufacturing costs. As a result, we typically are exposed to margin risk on phosphate fertilizer products sold on a forward basis.

CF INDUSTRIES HOLDINGS, INC.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of September 30, 2012 and December 31, 2011, we had $617.6 million and $257.2 million, respectively, in customer advances on our consolidated balance sheets.

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

Natural Gas Derivatives

        We use natural gas in the manufacture of nitrogen fertilizer products. We manage the risk of changes in gas prices through the use of physical gas supply contracts and derivative financial instruments covering periods of generally less than 18 months. Our natural gas acquisition policy allows us to establish derivative positions associated with anticipated natural gas requirements, including requirements to fulfill forward nitrogen fertilizer sales. The use of derivative instruments for our forward sales allows us to lock in a substantial portion of our margin on these sales.

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

CF INDUSTRIES HOLDINGS, INC.

        As of September 30, 2012 and December 31, 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $12.7 million and $74.7 million, respectively, for which we have no cash collateral on deposit with these counterparties.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. The financial assurance requirements pertaining to our operations are outlined in two separate regulations. First, in 2010, we entered into a consent decree with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). In October 2012, we deposited $53.0 million into the trust for the Plant City Consent Decree, thereby reaching full funding of that obligation, and we expect to fund the remaining approximately $4.0 million of the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At September 30, 2012 and December 31, 2011, the balance in the ARO funds was $147.6 million and $145.4 million, respectively.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack systems closure and land reclamation are determined and accounted for on an accrual basis as described in Note 9 to our unaudited interim consolidated financial statements included in Part 1 of this report. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida Financial Assurance. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

        We contributed approximately $9.2 million to our pension plans in the nine months ended September 30, 2012. We expect to contribute approximately $10.8 million to our pension plans over the remaining three months of 2012.

Cash Flows

Operating Activities

        Net cash generated from operating activities approximated $2.0 billion during the first nine months of both 2012 and 2011. Cash from higher net earnings in 2012 was offset by an increase in cash invested in working capital. The increase in the amount of cash invested in working capital in the first nine months of 2012 was due primarily to the timing of income tax payments.

Investing Activities

        Net cash used in investing activities was $221.0 million in the first nine months of 2012 compared to $49.8 million in the nine months ended September 30, 2011. The cash used in investing activities in the first nine months of 2012 consisted mainly of $261.4 million of capital expenditures partially offset by $31.0 million of proceeds from sales and maturities of short-term investments and auction rate securities. Net cash used in investing activities in the first nine months of 2011 included $169.2 million in capital expenditures partially offset by $51.3 million in proceeds from the sale of property, plant and equipment, including the sale of four dry-product warehouses and a non-core transportation business and $36.9 million in proceeds from sales and maturities of short-term and auction rate securities.

Financing Activities

        Net cash used in financing activities was $720.1 million in the first nine months of 2012 compared to $1.3 billion in the same period of 2011. In the first nine months of 2012, we repurchased $500.0 million of our common stock and distributed $212.8 million to the noncontrolling interests. We repurchased $801.9 million of our common stock and distributed $127.4 million to the noncontrolling interests in the same period of 2011. In the first nine months of 2012, $13.0 million was used for the repayment of long term debt compared to $346.0 million in the first nine months of 2011. Dividends paid on common stock increased to $77.4 million in the first nine months of 2012 from $42.6 million in the comparable period of 2011 due primarily to the increase in the common dividend to $0.40 per share from $0.10 per share which started in the third quarter of 2011.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2012:

	Remainder of 2012	2013	2014	2015	2016	After 2016	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Notes payable(2)	—	5.0	—	—	—	—	5.0
Interest payments on long-term debt and notes payable(1)	57.0	116.3	116.0	113.0	112.0	282.0	796.3
Other Obligations
Operating leases	21.0	71.3	43.6	26.3	23.6	56.5	242.3
Equipment purchases and plant improvements	65.1	94.4	11.2	—	—	—	170.7
Transportation(3)	22.2	29.0	17.1	15.5	16.0	146.5	246.3
Purchase obligations(4)(5)	217.3	434.4	232.0	211.3	206.9	411.4	1,713.3
Advances from unconsolidated affiliates(6)	40.5	—	—	—	—	—	40.5
Contributions to Pension Plans(7)	10.8	—	—	—	—	—	10.8

Total(8)	$433.9	$750.4	$419.9	$366.1	$358.5	$2,496.4	$4,825.2

(1)
Based on debt balances and interest rates as of September 30, 2012.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. Certain of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2012 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas that are valued based on prevailing market-based forward prices at September 30, 2012. Purchase obligations do not include any amounts related to our derivatives hedges (i.e., swaps) associated with natural gas purchases.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. Based on market prices at September 30, 2012, the commitment for the remainder of 2012 is $69.1 million, the annual commitment is $205.5 million and the total remaining commitment is $1,302.4 million.

(6)
Represents advances from GrowHow under a short term loan agreement.

(7)
Represents the contributions we expect to make to our pension plans during the remainder of 2012. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Excludes $53.6 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 11—Income Taxes, to our unaudited interim consolidated financial statements included in Part I of this report and Note 13—Income Taxes, to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012 for further discussion of these unrecognized tax benefits.

CF INDUSTRIES HOLDINGS, INC.

Subsequent Event

        On November 1, 2012, we announced that we will construct new ammonia and urea/UAN production units at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. Our Board of Directors has authorized expenditure of $3.8 billion for the projects. These projects will increase our capacity, increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our cost-advantaged Port Neal location, and allow us to benefit from the global cost advantage of North American natural gas. All of the new plants are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through the use of cash and short-term investments, cash generated from operations and/or borrowings.

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

        Our operating lease agreements do not contain significant contingent rents, leasehold incentives, rent holidays, scheduled rent increases, concessions or unusual provisions. See Note 26 to our consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the SEC on February 27, 2012 for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first nine months of 2012.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2011 Annual Report on Form 10-K, filed with the SEC on February 27, 2012 and Item 1A of Part II of this Quarterly Report on Form 10-Q. Such factors include, among others:

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

  •
  weather conditions;

  •
  our ability to complete our recently announced production capacity expansion projects on schedule as planned and on budget or at all;

  •
  risks associated with other expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  our potential inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements;

CF INDUSTRIES HOLDINGS, INC.

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

        We account for derivatives under Accounting Standards Codification (ASC) 815—Derivatives and Hedging. Under this section, derivatives are recognized on the consolidated balance sheet at fair value and changes in their fair value are recognized immediately in earnings, unless the normal purchase and sale exemption applies. We use natural gas derivatives primarily as an economic hedge of gas price risk, but without the application of hedge accounting under ASC 815. Accordingly, changes in the fair value of the derivatives are recorded in cost of sales as the changes occur. Cash flows related to natural gas derivatives are reported as operating activities.

        As of September 30, 2012 and December 31, 2011, we had open derivative contracts for 38.7 million MMBtus and 156.3 million MMBtus, respectively, of natural gas. For the nine months ended September 30, 2012, we used derivatives to cover approximately 67% of our natural gas consumption. An overall $1.00 per MMBtu change in the forward curve prices of natural gas would change the pre-tax unrealized mark-to-market gain/loss on these derivative positions by $38.7 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. There can be no guarantee that significant increases in input prices can always be recovered through increases in selling prices. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a short ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also may, from time to time, purchase ammonia, granular urea, UAN, DAP and MAP to augment or replace production at our facilities.

Interest Rate Fluctuations

        As of September 30, 2012, we had two series of senior notes, each with $800.0 million outstanding and original maturity dates of May 1, 2018 and May 1, 2020. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at September 30, 2012 was approximately $2.0 billion. Borrowings under our 2012 Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2012, there were no borrowings under that agreement.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        With the exception of the new risk factor below, there have been no material updates to the Risk Factors disclosure included in our 2011 Annual Report on Form 10-K, filed with the SEC on February 27, 2012.

We may not be able to complete our recently announced capacity expansion projects on schedule as planned and on budget or at all due to a number of factors, many of which our beyond our control.

        On November 1, 2012, we announced that we will construct new ammonia and urea/UAN production units at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. Our Board of Directors has authorized expenditure of $3.8 billion for the projects. The design, development, construction and start-up of the new production units are subject to a number of risks, any of which could prevent us from completing the projects on schedule as planned and on budget or at all, including cost overruns, performance of third parties, permitting matters, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, engineering and construction change orders, and other unforeseen difficulties.

        Our expansion projects are dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to build the new units on a timely basis and on acceptable economic terms. Although we have entered into contracts with an affiliate of ThyssenKrupp Uhde for engineering and procurement services for each of the projects, if it fails to perform under those contracts, our ability to meet our expansion goals would be affected. In addition, although we have procured bids from several construction firms, we have not yet entered into definitive agreements for construction services for either project.

        We must also obtain numerous regulatory approvals and permits in order to construct and operate the additional production units. These requirements may not be satisfied in a timely manner or at all. Our exposure to permitting risks may be exacerbated because we may begin construction on certain of our units and incur substantial costs without first obtaining all permits necessary to operate the unit. In the event that we ultimately fail to obtain all necessary permits, we would be forced to abandon the project and lose the benefit of any construction costs already incurred. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our business, results of operations and financial condition.

        Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management's attention from our existing plants and businesses and other opportunities.

ITEM 4.    MINE SAFETY DISCLOSURES.

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 77 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 6, 2012	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 6, 2012	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of August 2, 2012, between CF Industries, Inc. and Glencore International plc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements