Form 10-K
period 2012-12-31
CF Industries Holdings, Inc.
filed 2013-02-27
CIK 1324404

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR
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
Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $12,081,046,149 based on the closing sale price of common stock on June 30, 2012.

         63,004,257 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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

  •
  a 66% economic interest in the largest nitrogen fertilizer complex in Canada which we operate in Medicine Hat, Alberta through Canadian Fertilizers Limited (CFL), a consolidated variable interest entity. We have announced our plans to acquire all of the noncontrolling interests of CFL (see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A));

  •
  one of the largest integrated ammonium phosphate fertilizer complexes in the United States in Plant City, Florida;

  •
  the most-recently constructed phosphate rock mine and associated beneficiation plant in the United States in Hardee County, Florida;

  •
  an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

CF INDUSTRIES HOLDINGS, INC.

  •
  joint venture investments that we account for under the equity method, which consist of:

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving primarily the British agricultural and industrial markets;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

        For the year ended December 31, 2012, we sold 13.0 million tons of nitrogen fertilizers and 2.0 million tons of phosphate fertilizers, generating net sales of $6.1 billion and pre-tax earnings of $2.8 billion.

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

        We operated as a traditional manufacturing and supply cooperative until 2002, when we adopted a new business model that established financial performance as our principal objective, rather than assured supply to our owners. A critical aspect of the new business model was to establish a more economically driven approach to the marketplace.

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

CF INDUSTRIES HOLDINGS, INC.

Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, our 75.3% interest in TNCLP and certain joint venture interests.

Operating Segments

        Our business is divided into two operating segments, the nitrogen segment and the phosphate segment. The nitrogen segment includes the manufacture and sale of ammonia, granular urea, UAN and AN. The phosphate segment includes the manufacture and sale of DAP and MAP.

Nitrogen Segment

        We are the largest nitrogen fertilizer producer in North America. Our primary nitrogen fertilizer products are ammonia, granular urea, UAN and AN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2012		2011		2010
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	2,786	$1,677.6	2,668	$1,562.8	2,809	$1,129.4
Granular urea	2,593	1,143.4	2,600	1,069.7	2,602	777.7
UAN	6,131	1,886.2	6,241	1,991.6	4,843	994.3
AN	839	222.8	953	247.5	788	164.7
Other nitrogen products(1)	620	166.6	540	140.5	419	121.4

Total	12,969	$5,096.6	13,002	$5,012.1	11,461	$3,187.5

(1)
Other nitrogen segment products include aqua ammonia, nitric acid, urea liquor and DEF.

        Gross margin for the nitrogen segment was $2,913.6 million, $2,563.2 million and $1,026.7 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Total assets for the nitrogen segment were $6.0 billion as of both December 31, 2012 and 2011 and $6.1 billion as of December 31, 2010.

        We operate seven nitrogen fertilizer production facilities in North America. We own 100% of four production facilities in the Central United States and one in Ontario, Canada. We also have a 75.3% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer facility in Verdigris, Oklahoma, and a 66% economic interest in CFL, a variable interest entity that owns the nitrogen fertilizer complex in Medicine Hat, Alberta, Canada. In 2012, the combined production capacity of these seven facilities represented approximately 39%, 34%, 47% and 22% of North American ammonia, granular urea, UAN and ammonium nitrate production capacity, respectively. Each of our nitrogen fertilizer production facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.

        Our joint venture interests in PLNL and GrowHow provide additional production capacity in three additional nitrogen fertilizer production facilities, one located in the Republic of Trinidad and Tobago and two located in the United Kingdom.

CF INDUSTRIES HOLDINGS, INC.

        The following table shows the production capacities at each of our nitrogen fertilizer production facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	Ammonium Nitrate(5)	Fertilizer Compounds
	(in thousands of tons)
Donaldsonville, Louisiana(6)	2,950	1,010	2,415	1,680	—	—
Medicine Hat, Alberta(7)	1,250	790	—	810	—	—
Port Neal, Iowa(8)	380	30	800	50	—	—
Verdigris, Oklahoma(7)(10)	1,130	345	1,965	—	—	—
Woodward, Oklahoma	480	140	820	25	—	—
Yazoo City, Mississippi(8)(9)(10)	560	—	160	20	1,075	—
Courtright, Ontario(8)(10)	500	265	345	160	—	—

	7,250	2,580	6,505	2,745	1,075	—
Unconsolidated Affiliates(11)
Point Lisas, Trinidad	360	360	—	—	—	—
Ince, U.K.(12)	190	—	—	—	330	165
Billingham, U.K.	275	135	—	—	310	—

Total	8,075	3,075	6,505	2,745	1,715	165

(1)
Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

(2)
Gross ammonia capacity includes ammonia used to produce upgraded products. Net ammonia capacity is gross ammonia capacity less ammonia used to produce upgraded products based on the product mix shown in the table.

(3)
Measured in tons of UAN containing 32% nitrogen by weight.

(4)
Urea is sold as granular urea from the Donaldsonville and Medicine Hat facilities, as urea liquor from the Port Neal, Woodward and Yazoo City facilities and as either granular urea or urea liquor from the Courtright facility. Urea liquor produced at the Yazoo City, Courtright, Woodward and Port Neal facilities can be sold as DEF.

(5)
Ammonium nitrate includes prilled products (Amtrate and IGAN) and ammonium nitrate solution produced for sale.

(6)
The Donaldsonville facility's production capacity depends on product mix. With the UAN plants operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons if UAN production is reduced.

(7)
Represents 100% of the capacity of each of these facilities.

(8)
Production of urea products at the Port Neal and Courtright facilities can be increased by reducing UAN production. Urea liquor production at the Yazoo City facility can be increased by obtaining additional ammonia to supplement the facility's ammonia production.

(9)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN nitrate products.

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

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2012	2011	2010
	(tons in thousands)
Ammonia(1)	7,067	7,244	6,110
Granular urea	2,560	2,588	2,488
UAN (32%)	6,027	6,349	4,626
AN	839	952	796

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea or UAN.

Donaldsonville, Louisiana

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has five world-scale ammonia plants, four urea plants, three nitric acid plants and two UAN plants. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 130,000 tons of ammonia, 168,000 tons of UAN (measured on a 32% nitrogen content basis) and 83,000 tons of granular urea.

        In the fourth quarter of 2012, we announced plans to invest $2.1 billion in an expansion project at our Donaldsonville, Louisiana facility which is projected to be completed by 2016. When completed, this project will increase our annual capacity of ammonia and granular urea each by approximately 1.3 million tons. For additional details regarding this project, see MD&A—Liquidity and Capital Resources.

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

CF INDUSTRIES HOLDINGS, INC.

        In August 2012, we entered into an agreement to acquire the 34% of CFL's common and preferred shares owned by Viterra and the product purchase agreement between Viterra and CFL for a total purchase price of C$0.9 billion, subject to certain adjustments. In October 2012, we entered into an agreement with each of GROWMARK and La Coop fédérée to acquire CFL's common shares held by them. As a result of these transactions, we will own 100% of CFL and will be entitled to purchase 100% of CFL's ammonia and granular urea production. The completion of the transactions is subject to receipt of regulatory approvals in Canada and other terms and conditions in the definitive agreements.

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

        In the fourth quarter of 2012, we announced plans to invest $1.7 billion in an expansion project at our Port Neal, Iowa facility which is projected to be completed by 2016. When completed, this project will increase our annual capacity of ammonia by approximately 0.8 million tons and granular urea by approximately 1.3 million tons. For additional details regarding this project, see MD&A—Liquidity and Capital Resources.

Verdigris, Oklahoma

        The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River and is owned by TNLP. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two urea plants, two UAN plants and a port terminal. Through our 75.3% interest in TNCLP and its subsidiary, TNLP, we operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 28,000 tons of ammonia and 49,100 tons of 32% UAN.

Woodward, Oklahoma

        The Woodward facility is located in rural northwest Oklahoma and consists of an ammonia plant, two nitric acid plants, two urea plants and two UAN plants. The facility has on-site storage for 36,000 tons of ammonia and 83,900 tons of 32% UAN.

Yazoo City, Mississippi

        The facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 28,000 tons of ammonia, 48,000 tons of 32% UAN and 7,000 tons of AN and related products.

Courtright, Ontario, Canada

        The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant. The location has on-site storage for 64,100 tons of ammonia, 10,400 tons of granular urea and 16,000 tons of 32% UAN.

Point Lisas, Trinidad

        The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizers. This facility has the capacity to produce 720,000 tons of ammonia

CF INDUSTRIES HOLDINGS, INC.

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

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2012, natural gas accounted for approximately 39% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. We have facilities located at or near Henry Hub in Louisiana, ONEOK in Oklahoma, AECO in Alberta, Ventura in Iowa and Dawn in Ontario.

        Our nitrogen manufacturing facilities consume, in the aggregate, in excess of 250 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 25—Derivative Financial Instruments.

Nitrogen Fertilizer Distribution

        The safe, efficient and economical distribution of nitrogen fertilizer products is critical for successful operations. Our nitrogen fertilizer production facilities have access to multiple transportation modes by which we ship fertilizer to terminals, warehouses and customers. Each of our production facilities has a unique distribution pattern based on its production capability and location.

        Our North American production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,200 tank and hopper cars, as well as railcars provided by rail carriers.

        The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. We employ a fleet of ten leased tow boats and 32 river barges to ship ammonia and UAN. We also utilize contract marine services to move urea and phosphate fertilizers.

        Three of our nitrogen production facilities also have access to pipelines for the transportation of ammonia. The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we transport ammonia to more than 20 terminals and shipping points in the midwestern U.S. corn belt. Our Verdigris and Port Neal facilities are connected to the 1,100-mile long Magellan ammonia pipeline that also serves the U.S. Midwest.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        We are a major manufacturer of phosphate fertilizer products. Our phosphate fertilizer products are DAP and MAP.

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2012		2011		2010
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,611	$794.5	1,468	$829.1	1,412	$583.3
MAP	424	212.9	454	256.7	455	194.2

Total	2,035	$1,007.4	1,922	$1,085.8	1,867	$777.5

        Gross margin for the phosphate segment was $199.7 million, $332.4 million and $152.8 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Total assets for the phosphate segment were $795.2 million, $696.4 million and $618.3 million as of December 31, 2012, 2011 and 2010, respectively.

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

	December 31,
				Normalized Annual Capacity(2)
	2012	2011	2010
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,483	3,504	3,343	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,530	2,633	2,419	2,785
Phosphoric acid as P2O5(1)	975	1,005	906	1,055
DAP/MAP	1,952	1,997	1,799	2,165

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

CF INDUSTRIES HOLDINGS, INC.

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2012. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. The table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
As of December 31, 2012

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3+AI2O3	% MgO
Permitted	42.2	65.21	29.84	2.38	0.74
Pending permit	34.7	64.61	29.57	2.38	0.78
Total	76.9	64.94	29.72	2.38	0.76

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2012. Reserve estimates are updated periodically to reflect actual phosphate rock recovered, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 13% of U.S. capacity for ammonium phosphate fertilizer products in 2012. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

Bartow Phosphate Complex

        We own a site in Bartow, Florida on which we operated a phosphate manufacturing complex. This complex ceased production in 1999 and the former manufacturing facilities have been dismantled and disposed of in accordance with local laws and regulations. The related phosphogypsum stack has been closed and the former storage and distribution facilities were sold along with excess land. We continue to be obligated for the closure of the cooling pond, management of water treatment on the site and providing long-term care for the site in accordance with regulatory requirements.

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex typically consumes in excess of three million tons of rock annually. As of December 31, 2012, our Hardee rock mine had approximately 12 years of fully permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to

CF INDUSTRIES HOLDINGS, INC.

expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 34.7 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2012, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 61% of the molten sulfur used at Plant City.

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

Phosphate Distribution

        We operate a phosphate fertilizer warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2012, our Tampa warehouse handled approximately 1.3 million tons of phosphate fertilizers, or about 67% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

        At December 31, 2012, we owned or leased space at 76 in-market storage terminals and warehouses located in a 20-state region. Including storage at our production facilities and at the Tampa

CF INDUSTRIES HOLDINGS, INC.

warehouse and ammonia terminal, we have an aggregate storage capacity for approximately three million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Ammonium Nitrate		Dry Products(2)
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	7	376	6	446	1	7	4	220
Tampa Port	1	38	—	—	—	—	1	100

		414		446		7		320
Terminal & Warehouse Locations Owned	19	700	10	269	—	—	1	170
Leased(3)	2	90	41	493	1	8	2	39

Total In-Market	21	790	51	762	1	8	3	209
Total Storage Capacity		1,204		1,208		15		529

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. CHS Inc. was our largest customer in 2012 and accounted for ten percent of our consolidated net sales. Sales are generated by our internal marketing and sales force.

Competition

        Our markets are intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors include Agrium and Koch Nitrogen. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.

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

Seasonality

        The sales patterns of our six major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and/or our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant

CF INDUSTRIES HOLDINGS, INC.

quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Note 30—Segment Disclosures.

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

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2012 totaled approximately $45.2 million. In 2013, we estimate that we will spend approximately $61.3 million for environmental, health and safety capital expenditures. The increase in expenditures in 2013 is primarily related to certain projects to reduce emissions from our facilities, including projects to improve the integrity and capacity of storage tanks at certain plant locations. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Clean Air Act—Section 185 Fee

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (the Clean Air Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. For additional information on the Section 185 fee, see Note 29—Contingencies.

CF INDUSTRIES HOLDINGS, INC.

Clean Air Act Information Request

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Federal Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. For additional information on the Clean Air Act Information Request, see Note 29—Contingencies.

Clean Air Act Investigation.

        By letter dated June 16, 2010, the Company received a Notice of Violation (NOV) from the EPA alleging violations of the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Company's sulfuric acid plants at its Plant City, Florida facility. For additional information on the Clean Air Act Investigation, see Legal Proceedings—Environmental and Note 29—Contingencies.

EPCRA/CERCLA Investigation

        By letter dated July 6, 2010, the EPA issued to the Company a NOV alleging violations of the Emergency Planning and Community Right-to-know Act (EPCRA) and CERCLA. For additional information on the EPCRA/CERCLA Investigation, see Legal Proceedings—Environmental and Note 29—Contingencies.

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a cleanup of the former processing portion of the site. For additional information on the CERCLA/Remediation matters, see Note 29—Contingencies.

Federal and State Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal District Court (the Court) on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Subsequently, the Court granted the EPA's motion to allow the EPA to propose numeric nutrient criteria for streams by November 30, 2012 and to finalize such criteria by August 31, 2013.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed

CF INDUSTRIES HOLDINGS, INC.

state rule, but the rule was upheld by an administrative law judge on June 8, 2012 and became final. An appeal of the administrative decision upholding the rule is now pending before a Florida appellate court.

        On November 30, 2012, the EPA approved Florida's rule. However, because the EPA identified what it considered to be gaps in the scope of the waters covered by Florida's rule and potential legal issues that might bar the Florida rule from going into effect, the EPA, pursuant to the Court order described above, has again proposed numeric nutrient criteria for Florida streams. There is substantial uncertainty as to whether this rule will be withdrawn before it is finalized or, if a rule is finalized, as to the scope of Florida inland flowing waters that will be covered by the EPA regulation.

        Moreover, notwithstanding the EPA's approval of the Florida rule, the federal criteria for lakes and inland waters previously upheld by the Court (excluding the criteria found to be arbitrary and capricious) became effective on January 6, 2013. The EPA has proposed to stay the effective date of these criteria in light of the on-going developments with the Florida regulation.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The numeric criteria adopted by the State of Florida and approved by the EPA includes numeric criteria for some coastal and estuarine waters, but, as with streams, EPA has raised issues regarding the scope of coverage of Florida's regulation. Accordingly, on November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. The EPA must finalize these criteria by September 30, 2013 unless future developments allow the EPA to withdraw the rule.

        Depending on the developments discussed herein, federal or state numeric nutrient water quality criteria for Florida waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Regulation of Greenhouse Gases

        We are subject to regulations in the United Kingdom, Canada and the United States concerning climate change and greenhouse gas (GHG) emissions.

        The United Kingdom is a party to the Kyoto Protocol. As a result of agreements reached during a conference in Durban, South Africa in 2011, the Kyoto Protocol will continue in force for a second commitment period, which will expire by 2020, to be replaced by another international agreement to be negotiated by 2015 (which agreement is to go into effect in 2020). The United Kingdom has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Trading System. Our joint venture U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require the joint venture to purchase CO2 emissions allowances. The steam boilers at each of our joint venture U.K. sites are also subject to the European Union Emissions Trading Scheme. More stringent GHG emission limits in the U.K and Europe are expected to go into effect beginning in 2013.

        In Canada (which in December 2011 withdrew from further participation in the Kyoto Protocol, but signed the Durban platform to negotiate a new international GHG agreement or protocol by 2015), we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and

CF INDUSTRIES HOLDINGS, INC.

Reporting Regulation and the GHG Reporting Regulation. Ontario is also a party to the Western Climate Initiative, comprised of California (the other states in the initiative having withdrawn) and several Canadian provinces, which intends to establish a cap and trade regime for the trading of GHG credits within the regional area beginning in 2013. Although Ontario has not disavowed its participation in the initiative, it has not developed regulations to establish a cap and trade program.

        In the United States (not a party to the Kyoto Protocol, but a signatory to the Durban platform with respect to the negotiation of a replacement for the Kyoto Protocol), GHG regulation is evolving at state, regional and federal levels. The EPA has issued federal GHG regulations that impact our facilities, including a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). This regulation establishes that the construction of new or modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program) beginning in January 2011, and the regulation could significantly decrease the emissions thresholds that would subject facilities to these regulations in the future. On December 20, 2012, the U.S. Court of Appeals for the D.C. Circuit rejected a request to reconsider its decision to uphold the GHG regulations. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in increased costs or delays in completing such projects.

        Under the Title V provisions of the Tailoring Rule, all of our U.S. manufacturing facilities will be required to include GHG emissions in future Title V air permit applications. Other than the states' implementation of the Tailoring Rule, none of the states where our U.S. production facilities are located—Florida, Louisiana, Mississippi, Iowa and Oklahoma—has proposed control regulations limiting GHG emissions. Iowa is a member of the Midwest Greenhouse Gas Reduction Accord, signed in 2007, but the member states appear to have discontinued any action to implement the accord.

Revisions to New Source Performance Standards for Nitric Acid Plants.

        We operate 13 nitric acid plants in the United States. On August 14, 2012, the EPA issued a final regulation revising air emission standards applicable to newly constructed, reconstructed or modified nitric acid plants. The regulations will apply to these plants if and when we undertake activities or operations that are considered modifications, including physical changes that would allow us to increase our production capacity at these plants. The regulations include certain provisions that could make it difficult for us to meet the limits on emissions of nitrogen oxides (NOx) notwithstanding pollution controls we may add to our plants, and accordingly, the regulations, could impact our ability to expand production at our existing plants. The EPA regulation did not include a limitation on emissions of nitrous oxide (a greenhouse gas).

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

        As of December 31, 2012, the area permitted for mining at our Hardee phosphate complex had approximately 42.2 million tons of recoverable phosphate rock reserves, which we expect to meet our

CF INDUSTRIES HOLDINGS, INC.

requirements, at current production rates, for approximately 12 years. We have secured the necessary permits to mine these reserves from the FDEP and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 34.7 million tons of recoverable phosphate reserves, which we expect will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We have secured the state environmental authorization to increase the capacity of our phosphogypsum stack system at Plant City. With the completion of our current expansion project, this stack has sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including additional expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This date is approximately six years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In certain cases, as a condition to procuring such permits and approvals, we may be required to comply with financial assurance regulatory requirements. The purpose of these requirements is to assure that sufficient company funds will be available for the ultimate closure, post-closure care and/or reclamation at our facilities. We currently utilize a trust established for the benefit of the EPA and the FDEP and an escrow account established for the benefit of the FDEP as a means of complying with financial assurance requirements for the closure and long-term care of our phosphogypsum stack systems. For additional information on the cash deposit arrangements, see Note 10—Asset Retirement Obligations.

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 500 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $3,700 to $18,200 an acre, with an average of $11,000 an acre. For additional information on our Hardee asset retirement obligations, see Note 10—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At the site of our former Bartow phosphate complex, we estimate that we will spend a total of approximately $2 million between 2013 and 2016 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow are estimated to require about $11 million over the next 44 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $51 million for a 50 year period including 2013. To close the phosphogypsum stack at the Plant City phosphate complex including the recently constructed expansion, we estimate that we will spend approximately $96 million during the years 2033 through 2037, and another $45 million in 2087 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $63 million in 2033 through 2037, and

CF INDUSTRIES HOLDINGS, INC.

$164 million thereafter through 2087. Post-closure long-term care expenditures at Plant City are estimated to total $105 million for a 50 year period commencing in 2038. These amounts are in nominal dollars using an assumed inflation rate of 3%.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2087. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on asset retirement obligations related to our phosphogypsum systems, see Note 10—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2012, we employed approximately 2,500 full-time and 100 part-time employees.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1A.    RISK FACTORS.

        In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the factors discussed below before deciding to invest in any of our securities. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

        The price of natural gas in North America has been volatile in recent years. During 2012, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a low of $1.84 per MMBtu on April 20, 2012 and a high of $3.77 per MMBtu on November 27, 2012. During the three year period ended December 31, 2012, the average daily closing price at the Henry Hub reached a high of $7.51 per MMBtu on January 8, 2010 and a low of $1.84 per MMBtu on April 20, 2012.

        Changes in the supply of and demand for natural gas can lead to periods of high natural gas prices. If this were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Over the last several years, North American natural gas prices have declined in response to increased supply from the development of production from shale gas formations. Future production of natural gas from shale gas formations could be reduced by regulatory changes that restrict drilling or increase its cost for other reasons. If this were to occur, natural gas prices could rise, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our business is cyclical, resulting in periods of industry oversupply during which our results of operations tend to be negatively impacted.

        Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and application rates, driven by population growth, changes in dietary habits, non-food usage of crops such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.

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

CF INDUSTRIES HOLDINGS, INC.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. If Chinese policy encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our business, financial condition, results of operations and cash flows.

        We may face increased competition from Russian and Ukrainian urea and fertilizer grade ammonium nitrate. Almost all urea imports from Russia and Ukraine are currently subject to antidumping duty orders that impose duties of approximately 65 percent on urea imported into the United States from these two countries. Russia and Ukraine currently have considerable capacity to produce urea and are among the world's largest urea exporters. In Russia, the price for natural gas used for industrial production continues to be set by the government on a non-market basis. Russian nitrogen fertilizer producers benefit from these government-controlled natural gas prices, encouraging inefficient urea production and high volumes of exports. In Ukraine, we believe that the government intervenes with respect to natural gas prices available to fertilizer producers so as to permit continued exports. The antidumping orders have been in place since 1987, and there has been very little urea imported into the United States from Russia or Ukraine since that time. The U.S. Department of Commerce regularly reviews the U.S. sales of urea made by Russian exporters. In October 2011, the U.S. Department of Commerce completed a review of U.S. sales made by the Russian exporter EuroChem and concluded that duties of approximately one percent should be imposed. This low rate of duty resulted in a marked increase in exports of Russian urea to the United States. In October 2012, the Commerce Department completed another review of EuroChem's sales, and reduced to zero the duty applied to EuroChem's U.S. urea imports. This may result in more Russian urea exports to the United States.

        In 2011, the U.S. Department of Commerce and the U.S. International Trade Commission conducted the third "sunset review" of the urea antidumping orders and determined that they should remain in effect for another five years. The next sunset review of those orders will not be initiated until late 2016.

        Russia is the world's largest ammonium nitrate producer and exporter. As in the case of urea, Russian ammonium nitrate producers benefit from non-market pricing of natural gas. Fertilizer grade ammonium nitrate from Russia is subject to an antidumping duty order, which currently imposes antidumping duties of almost 254 percent on Russian ammonium nitrate imports into the United States. In May 2011, this order replaced a longstanding "suspension agreement" which had imposed volume and pricing restrictions on Russian ammonium nitrate imports. In 2011, the U.S. Department of Commerce and the U.S. International Trade Commission completed the second "sunset review" of the

CF INDUSTRIES HOLDINGS, INC.

Russian ammonium nitrate antidumping order and concluded that it will remain in effect for at least another five years. Russian producers of ammonium nitrate are likely to participate in legal processes through which they may reduce the applicable antidumping duty rate applicable to their U.S. imports and, if they are successful, there may be an increase in U.S. imports of unfairly priced Russian ammonium nitrate. Further, one Russian producer is currently seeking permission to import an ammonium nitrate product outside the reach of the antidumping order. If successful, this effort would likely result in a significant increase in U.S. imports of this Russian ammonium nitrate product.

        Fertilizer grade ammonium nitrate from Ukraine is also subject to an antidumping duty order under which imports of this product are currently subject to a duty of over 156 percent. That order is currently being reviewed and a decision as to whether the order will remain in place for an additional five years is expected to be issued by May, 2013. If the order is revoked, we are likely to experience a significant increase in U.S. imports of unfairly priced Ukrainian ammonium nitrate.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. In recent years, for example, ethanol production in the United States has increased significantly due, in part, to federal legislation mandating greater use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to allow increased ethanol imports and eliminate the fuel mandate, either of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Our transportation and distribution activities rely on third party providers, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations.

        We rely on railroad, trucking, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards.

CF INDUSTRIES HOLDINGS, INC.

        These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of raw materials or finished products.

        If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have an adverse effect on our business, results of operations, financial condition and cash flows.

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. These efforts by the railroads include (i) requesting that the Surface Transportation Board, or STB, issue a policy statement finding that it is reasonable for a railroad to require a shipper to indemnify the railroads and carry insurance for all liability above a certain amount arising from the transportation of TIH materials; (ii) requesting that the STB approve an increase in the maximum reasonable rates that a railroad can charge for the transportation of TIH materials (including the recovery of the cost to implement the mandatory anti-collision train control system referred to as Positive Train Control); (iii) lobbying for new legislation or regulations that would limit or eliminate the railroads' common carrier obligation to transport TIH materials; and (iv) limit the liability or railroads in Canada when transporting TIH materials. If the railroads were to succeed in one or more of these initiatives, it could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products.

Difficulties in the implementation of our new enterprise resource planning system or cyber security risks could result in disruptions in business operations and adverse operating results.

        Since the Terra acquisition, CF Industries continued to utilize legacy Terra's separate information management systems to process transactions involving business operations of the legacy Terra plants. In the first quarter of 2013, we consolidated all business processes for the combined companies under a new, single enterprise resource planning (ERP) system utilizing software provided by SAP. This company-wide system aligns business processes and procedures, institutes more efficient transaction processing and improves access to and consistency of information to enable standardization of business activities. The implementation of an ERP system across the combined organization entails certain risks. If we do not complete the implementation of the system successfully, or if the system does not perform in a satisfactory manner, it could disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems, among other things, to manage our accounting, manufacturing, supply chain and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. We believe these measures and procedures

CF INDUSTRIES HOLDINGS, INC.

are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to our information systems could have severe financial and other business implications.

Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations.

        Weather conditions that delay or intermittently disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.

        Adverse weather conditions following harvest may delay or eliminate opportunities to apply fertilizer in the fall. Weather can also have an adverse effect on crop yields, which could lower the income of growers and impair their ability to purchase fertilizer from our customers. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.

        Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen based fertilizers. Colder than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use. In addition, hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.

We may not be able to complete our recently announced capacity expansion projects on schedule as planned, on budget or at all due to a number of factors, many of which are beyond our control.

        On November 1, 2012, we announced that we will construct new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. Our Board of Directors has authorized expenditures of $3.8 billion for the projects. The design, development, construction and start-up of the new plants are subject to a number of risks, any of which could prevent us from completing the projects on schedule as planned and on budget or at all, including cost overruns, performance of third parties, permitting matters, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, and other unforeseen difficulties.

        The Donaldsonville and Port Neal expansion projects are dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to build the new units on a timely basis and on acceptable economic terms. Although we have entered into contracts with an affiliate of ThyssenKrupp Uhde for engineering and procurement services for each of the projects and we have procured bids from several construction firms, we have not yet entered into definitive agreements for construction services for either project. If ThyssenKrupp Uhde or any of the other third parties fails to perform as we expect, our ability to meet our expansion goals would be affected.

        We must also obtain numerous regulatory approvals and permits in order to construct and operate the additional plants. These requirements may not be satisfied in a timely manner or at all. Our financial exposure to permitting risks may be exacerbated because we have committed to purchase certain equipment that will result in substantial expenditures prior to obtaining all permits necessary to operate the units. In the event that we ultimately fail to obtain all necessary permits, we would be forced to abandon the projects and lose the benefit of any construction costs already incurred. In addition, federal and state governmental requirements may increase our costs substantially, which could

CF INDUSTRIES HOLDINGS, INC.

have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management's attention from our existing plants and businesses and other opportunities.

Other expansions of our business may result in unanticipated adverse consequences.

        We routinely consider possible expansions of our business, both domestically and in foreign locations. Major investments in our business, including as a result of acquisitions, partnerships, joint ventures or other major investments require significant managerial resources, which may be diverted from our other activities and may impair the operation of our businesses. The risks of any expansion of our business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures or other major investments.

We are subject to numerous environmental and health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

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

        Violations of environmental and health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental and health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental and health and safety laws and regulations. Additionally, future environmental and health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.

        From time to time, our production of anhydrous ammonia has resulted in accidental releases that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date, our costs to resolve these liabilities have not been material. However, we could incur significant costs if our liability coverage is not sufficient to pay for all or a large part of any judgments against us, or if our insurance carrier refuses coverage for these losses.

        We may be impacted by the development of Federal and State numeric nutrient criteria regulation. On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Subsequently, the Court granted the EPA's motion to allow the EPA to propose numeric nutrient criteria for streams by November 30, 2012 and to finalize such criteria by August 31, 2013.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed state rule, but the rule was upheld by an administrative law judge on June 8, 2012 and became final. An appeal of the administrative decision upholding the rule is now pending before a Florida appellate court.

        On November 30, 2012, the EPA approved Florida's rule. However, because the EPA identified what it considered to be gaps in the scope of the waters covered by Florida's rule and potential legal issues that might bar the Florida rule from going into effect, the EPA, pursuant to the Court order described above, has again proposed numeric nutrient criteria for Florida streams. There is substantial uncertainty as to whether this rule will be withdrawn before it is finalized or, if a rule is finalized, as to the scope of Florida inland flowing waters that will be covered by the EPA regulation.

        Moreover, notwithstanding the EPA's approval of the Florida rule, the federal criteria for lakes and inland waters previously upheld by the Court (excluding the criteria found to be arbitrary and capricious) became effective on January 6, 2013. The EPA has proposed to stay the effective date of these criteria in light of the on-going developments with the Florida regulation.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The numeric criteria adopted by the State of Florida and approved by the EPA includes numeric criteria for some coastal and estuarine waters, but, as with streams, EPA has raised issues regarding the scope of coverage of Florida's regulation. Accordingly, on November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. The EPA must finalize these criteria by September 30, 2013 unless future developments allow the EPA to withdraw the rule.

CF INDUSTRIES HOLDINGS, INC.

        Depending on the developments discussed herein, federal or state numeric nutrient water quality criteria for Florida waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are dependent on numerous required permits, approvals and meeting financial assurance requirements from governmental authorities.

        We hold numerous environmental, mining and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations is dependent upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition, results of operations and cash flows.

        In certain cases, as a condition to procure such permits and approvals or as a condition to maintain existing approvals, we may be required to comply with regulatory financial assurance requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and reclamation at our facilities. For example, we have funded an escrow account for the benefit of the Florida Department of Environmental Protection (FDEP) as a means of complying with Florida's regulations governing financial assurance related to closure and post-closure of phosphogypsum stacks. Also, pursuant to a Consent Decree with the U.S. EPA and the FDEP, we have funded a trust as a means of complying with similar requirements for closure, post closure and monitoring of the phosphogypsum stack system at our Plant City, Florida phosphate fertilizer complex.

        Florida regulations also mandate payment of certain mining taxes based on the quantity of ore mined and are subject to change based on local regulatory approvals. Additional financial assurance requirements or other increases in local mining regulations and taxes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Florida regulations also require phosphate rock mining companies to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. If and when we are able to expand our Hardee mining activities to areas not currently permitted, we will be required to demonstrate financial responsibility for wetland and other surface water mitigation measures in advance of any mining activities. The demonstration of financial responsibility may be provided by passage of financial tests. In the event that we are unable to satisfy these financial tests, alternative methods of complying with the financial assurance requirements would require us to expend funds for the purchase of bonds, letters of credit, insurance policies or similar instruments. It is possible that we will not be able to comply with either current or new financial assurance regulations in the future, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        As of December 31, 2012, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex contained approximately 42.2 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 12 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 34.7 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at

CF INDUSTRIES HOLDINGS, INC.

our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We have secured the state environmental authorization to increase the capacity of our phosphogypsum stack system at Plant City. With the completion of our "Phase II" expansion that is currently being constructed, this stack has sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including further expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This time frame is approximately six years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.

        We are subject to greenhouse gas (GHG) regulations in the United Kingdom, Canada and the United States. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facilities emit GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than in the United States or Canada, our competitors may have cost or other competitive advantages over us.

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

        If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively affected by any related increased storage costs) or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are particularly

CF INDUSTRIES HOLDINGS, INC.

acute with respect to our nitrogen fertilizer business because of the volatility of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers. If prices rapidly decrease, we may be subject to inventory write-downs, causing an adverse change in operating results.

A change in the volume of products that our customers purchase on a forward basis could increase our exposure to fluctuations in our profit margins and materially adversely affect our business, financial condition, results of operations and cash flows.

        We offer our customers the opportunity to purchase product on a forward basis at prices and delivery dates we propose. This improves our liquidity due to the cash payments received from customers in advance of shipment of the product and allows us to improve our production scheduling and planning and the utilization of our manufacturing assets.

        Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with forward sales are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As of December 31, 2012 and 2011, our current liability for customer advances related to unshipped orders equaled approximately 17% and 21%, respectively, of our cash, cash equivalents and short-term investments.

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

        We also sell phosphate products on a forward basis. In 2012, forward sales of phosphate fertilizer products represented approximately 23% of our phosphate fertilizer volume. Unlike our nitrogen fertilizer products where we have the opportunity to fix or cap the cost of natural gas, we typically are unable to do the same for the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

Our business is subject to risks involving derivatives, including the risk that our hedging activities might not prevent losses.

        We manage the risk of changes in commodity prices and foreign currency exchange rates using derivative instruments. Our business, financial condition, results of operations and cash flows could be adversely affected by changes involving commodity price volatility, adverse correlation of commodity prices, or market liquidity issues.

        In order to manage financial exposure to commodity price and market fluctuations, we often utilize natural gas derivatives to hedge our exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen based fertilizers. We have used fixed-price, forward,

CF INDUSTRIES HOLDINGS, INC.

physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. In order to manage our exposure to changes in foreign currency exchange rates, we use foreign currency derivatives, primarily forward exchange contracts. Hedging arrangements are imperfect and unhedged risks will always exist.

        Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for or for which we do not apply hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, thereby negatively impacting our liquidity.

        In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are either large oil and gas companies or large financial institutions. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, established credit limits, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on derivative settlements.

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

        We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. We are subject to various self-retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage.

We are reliant on a limited number of key facilities.

        Our nitrogen fertilizer operations are concentrated in seven separate nitrogen complexes, the largest of which is the Donaldsonville complex which represents approximately 40% of the Company's ammonia production capacity. Our phosphate fertilizer operations are dependent on our phosphate

CF INDUSTRIES HOLDINGS, INC.

mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. The suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business. In addition, a number of our key facilities, including the Donaldsonville complex and all of our phosphate operations, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf of Mexico region.

We are exposed to risks associated with our joint ventures.

        We participate in joint ventures including CFL (which owns our facility in Medicine Hat, Alberta), Point Lisas (which owns a facility in the Republic of Trinidad and Tobago), GrowHow (which owns facilities in Billingham and Ince, United Kingdom) and Keytrade (a global fertilizer trading company headquartered near Zurich, Switzerland). Our joint venture partners may share a measure of control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

        In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.

Acts of terrorism and regulations to combat terrorism could negatively affect our business.

        Like other companies with major industrial facilities, our plants and ancillary facilities may be targets of terrorist activities. Many of these plants and facilities store significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

        In addition, due to concerns related to terrorism or the potential use of certain fertilizers as explosives, local, state, federal and foreign governments could implement new regulations impacting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen fertilizers that can be used as explosives. It is possible that the U.S. or foreign governments could impose additional limitations on the use, sale or distribution of nitrogen fertilizers, thereby limiting our ability to manufacture or sell those products, or that such illicit use of our products could result in liability for the Company.

CF INDUSTRIES HOLDINGS, INC.

Our operations and those of our joint ventures are dependent upon raw materials provided by third parties and an increase in the price or any delay or interruption in the delivery of these raw materials may adversely affect our business.

        We and our joint ventures use natural gas, ammonia and sulfur as raw materials in the manufacture of fertilizers. We purchase these raw materials from third-party suppliers. Prices for these raw materials can fluctuate significantly due to changes in supply and demand. We may not be able to pass along to our customers increases in the costs of raw materials, which could have a material adverse effect on our business. These products are transported by barge, truck, rail or pipeline to our facilities and those of our joint ventures by third-party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of these key raw materials, including those caused by capacity constraints; explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving pipelines; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled downtime; or labor difficulties, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks associated with international operations.

        Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2012, we derived approximately 14% of our net sales from outside of the United States. Our business operations include a 66% economic interest in CFL, a nitrogen fertilizer manufacturer in Medicine Hat, Alberta Canada, a 50% interest in an ammonia production joint venture in Trinidad, a 50% interest in a U.K. joint venture for the production of anhydrous ammonia and other fertilizer products and a 50% interest in a fertilizer trading operation headquartered near Zurich, Switzerland.

Our investments in securities are subject to risks that may result in losses.

        Our cash flows from operations have resulted in cash and cash-equivalents of approximately $2.3 billion as of December 31, 2012. We generally invest these cash and cash-equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.

        Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2012, we had approximately $1.6 billion of total indebtedness, consisting primarily of $800 million of our senior notes due in 2018 and $800 million of our senior notes due in 2020. We had excess borrowing capacity for general corporate purposes under our existing revolving credit facility of approximately $491.0 million. The terms of our existing indebtedness allow us to incur significant additional debt in the future. Our existing indebtedness and any additional debt we may incur in the future could have negative consequences on our business should operating cash flows be insufficient to cover debt service, which would adversely affect our operations and liquidity.

        From time to time we consider our options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Consequently, in the event that we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable timeframe, if at all. An inability to obtain financing with acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of key members of our management and professional staff may adversely affect our business.

        We believe our continued success depends on the collective abilities and efforts of our senior management and professional staff. The loss of one or more key personnel could have a material adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

  •
  the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

  •
  conditions in the U.S. agricultural industry;

  •
  reliance on third party providers of transportation services and equipment;

  •
  difficulties in the implementation of a new enterprise resource planning system and risks associated with cyber security;

  •
  weather conditions;

  •
  our ability to complete our recently announced production capacity expansion projects on schedule as planned, on budget or at all;

  •
  risks associated with other expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

  •
  potential liabilities and expenditures related to environmental and health and safety laws and regulations;

  •
  our potential inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements from governmental authorities;

  •
  future regulatory restrictions and requirements related to GHG emissions;

CF INDUSTRIES HOLDINGS, INC.

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

  •
  difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

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

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. Although this matter has been referred to the United States Department of Justice (DOJ), the Company has continued to meet with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

CF INDUSTRIES HOLDINGS, INC.

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

Federal and State Numeric Nutrient Criteria Regulation

        For information on the Company's challenge to the EPA's regulation establishing numeric nutrient criteria for Florida waters, see Business—Environmental, Health and Safety and Note 29—Contingencies.

CERCLA/Remediation Matters

        For information on pending proceedings relating to environmental remediation matters, see Business—Environmental, Health and Safety and Note 29—Contingencies.

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

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2012	High	Low
First Quarter	$195.48	$149.58	$0.40
Second Quarter	203.32	154.17	0.40
Third Quarter	227.99	190.10	0.40
Fourth Quarter	226.50	191.90	0.40

	Sales Prices
			Dividends per Share
2011	High	Low
First Quarter	$153.83	$120.01	$0.10
Second Quarter	158.42	127.29	0.10
Third Quarter	192.70	123.09	0.40
Fourth Quarter	176.97	115.34	0.40

        As of February 13, 2013, there were 934 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our consolidated financial statements, which are not included in this document. Since April 2010, the results of Terra have been included in our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$6,104.0	$6,097.9	$3,965.0	$2,608.4	$3,921.1
Cost of sales	2,990.7	3,202.3	2,785.5	1,769.0	2,698.4

Gross margin	3,113.3	2,895.6	1,179.5	839.4	1,222.7

Selling, general and administrative	151.8	130.0	106.1	62.9	68.0
Restructuring and integration costs	—	4.4	21.6	—	—
Other operating—net	49.1	20.9	166.7	96.7	4.5

Total other operating costs and expenses	200.9	155.3	294.4	159.6	72.5
Equity in earnings of operating affiliates	47.0	50.2	10.6	—	—

Operating earnings	2,959.4	2,790.5	895.7	679.8	1,150.2
Interest expense (income)—net	131.0	145.5	219.8	(3.0)	(24.5)
Loss on extinguishment of debt	—	—	17.0	—	—
Other non-operating—net	(1.1)	(0.6)	(28.8)	(12.8)	(0.7)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	2,829.5	2,645.6	687.7	695.6	1,175.4
Income tax provision	964.2	926.5	273.7	246.0	378.1
Equity in earnings (loss) of non-operating affiliates—net of taxes	58.1	41.9	26.7	(1.1)	4.2

Net earnings	1,923.4	1,761.0	440.7	448.5	801.5
Less: Net earnings attributable to the noncontrolling interest	74.7	221.8	91.5	82.9	116.9

Net earnings attributable to common stockholders	$1,848.7	$1,539.2	$349.2	$365.6	$684.6

Cash dividends declared per common share	$1.60	$1.00	$0.40	$0.40	$0.40

Share and per share data:
Net earnings attributable to common stockholders:
Basic	$28.94	$22.18	$5.40	$7.54	$12.35
Diluted	28.59	21.98	5.34	7.42	12.13
Weighted average common shares outstanding:
Basic	63.9	69.4	64.7	48.5	55.4
Diluted	64.7	70.0	65.4	49.2	56.4

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$419.8	$416.2	$394.8	$101.0	$100.8
Capital expenditures	523.5	247.2	258.1	235.7	141.8

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,274.9	$1,207.0	$797.7	$697.1	$625.0
Short-term investments	—	—	3.1	185.0	—
Total assets	10,166.9	8,974.5	8,758.5	2,494.9	2,387.6
Customer advances	380.7	257.2	431.5	159.5	347.8
Total debt	1,605.0	1,617.8	1,959.0	4.7	4.1
Total equity	6,282.2	4,932.9	4,433.4	1,744.9	1,350.7

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, including CF Industries, Inc. except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. Footnotes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings
  •
  Our Company
  •
  Items Affecting Comparability of Results
  •
  Financial Executive Summary
  •
  Key Industry Factors
  •
  Factors Affecting Our Results
  •
  Results of Consolidated Operations
  •
  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
  •
  Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
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

  •
  an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

  •
  joint venture investments that we account for under the equity method, which consist of:

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving primarily the British agricultural and industrial markets;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

Items Affecting Comparability of Results

CFL Selling Price Modification

        CF Industries currently owns 49% of the voting common shares and 66% of the non-voting preferred shares of Canadian Fertilizers Limited (CFL), an Alberta, Canada-based nitrogen fertilizer manufacturer, and purchases 66% of the production of CFL pursuant to a product purchase agreement between CF Industries and CFL. Viterra, Inc. (Viterra) holds 34% of CFL's voting common shares and non-voting preferred shares and purchases the remaining 34% of CFL's production pursuant to a product purchase agreement between Viterra and CFL. CFL is a variable interest entity that is consolidated in our financial statements. As a result, the net sales, the resulting earnings and the noncontrolling interest expense from the 34% of CFL's sales that are made to Viterra are included in our consolidated financial results. There is no net impact of these CFL sales to Viterra on our net earnings attributable to common stockholders since the net earnings from the 34% of CFL's sales that are made to Viterra are included in our earnings attributable to the noncontrolling interest. There is also no impact on our net cash flows since profits from the sales to Viterra are paid to Viterra as part of the distribution payable to the noncontrolling interest. The net sales from CFL to Viterra do impact our consolidated net sales, gross margin, operating earnings, and earnings before income taxes.

        Under the provisions of CFL's respective product purchase agreements with CF Industries and Viterra in effect until the fourth quarter of 2012, CFL's selling prices were based on market prices. An initial portion of the selling price was paid based upon production cost plus an agreed-upon margin once title passed as the product was shipped. The remaining portion of the selling price, representing the difference between the market price and production cost plus an agreed-upon margin, was paid

CF INDUSTRIES HOLDINGS, INC.

after the end of the year. The sales revenue attributable to this remaining portion of the selling price was accrued on an interim basis. On our consolidated financial statements, the net sales and accounts receivable attributable to CFL are generated solely by CFL's transactions with Viterra, as CFL's transactions with CF Industries are eliminated in consolidation.

        In the fourth quarter of 2012, the CFL Board of Directors approved an amendment to each of the respective product purchase agreements of CF Industries and Viterra with CFL. The amendments modified the selling prices that CFL charges for products sold to CF Industries and Viterra. The modified selling prices are based on production cost plus an agreed-upon margin and are effective retroactively to January 1, 2012. As a result of the January 1, 2012 effective date of the amendment, we recognized in our fourth quarter 2012 consolidated statement of operations a reduction in net sales revenue from Viterra of $129.7 million and a corresponding reduction in net earnings attributable to the noncontrolling interest to reverse the interim market price accruals recognized in the first three quarters of 2012. These items had no impact on our net earnings attributable to common stockholders, but they did reduce each of our consolidated net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to the noncontrolling interest by $129.7 million in the fourth quarter. The selling price modification also had no impact on our net cash flows, as the selling price modification was entirely offset by a change in distributions payable to the noncontrolling interest.

        The CFL selling price modification effective retroactively to January 1, 2012 affected the comparability between the 2012 and 2011 results for certain line items in our financial statements. To provide comparable information for those periods, we have included in this Management's Discussion and Analysis of Financial Condition and Results of Operations certain financial information on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus an agreed-upon margin) beginning January 1, 2011. Such information includes net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea. Tables highlighting these modifications can be found in the discussion of the results of consolidated operations and in the operating results for the nitrogen segment, in each case under the heading "Impact of CFL Selling Price Modifications." Financial results provided on an "as adjusted" basis in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the items in those tables.

        We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that the presentation in this report of net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus an agreed-upon margin) beginning January 1, 2011, and the presentation of period-to-period percentage changes in those adjusted items, all of which adjusted items and percentage changes are non-GAAP financial measures, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between our 2012 and 2011 full-year operating performance and do not purport to represent what our actual consolidated results of operations would have been had the amendment to the CFL product purchase agreements been in effect beginning on January 1, 2011, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

CF INDUSTRIES HOLDINGS, INC.

Terra Industries Inc. (Terra) Acquisition

        In April 2010, we completed the acquisition and merger of Terra, a leading North American producer and marketer of nitrogen fertilizer products, for a purchase price of $4.6 billion. Terra's financial results have been included in our consolidated financial results and in the nitrogen segment results since the acquisition date of April 5, 2010. Therefore, Terra's financial results are not included in the consolidated financial results for the first quarter of 2010. Further information regarding the acquisition of Terra, including the related issuance of long-term debt and the public offering of common shares of CF Holdings can be found in Notes 12 and 26 to our consolidated financial statements included in Part II of this report and in the section titled "Acquisition of Terra" later in this discussion and analysis.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $1.8 billion in 2012 compared to net earnings of $1.5 billion in 2011. Our 2012 results included a $74.6 million pre-tax unrealized net mark-to-market gain ($46.2 million after tax) on natural gas and foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of our former senior secured credit agreement (the 2010 Credit Agreement) which was replaced by a new unsecured credit agreement dated May 1, 2012 (the 2012 Credit Agreement) and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

  •
  Diluted net earnings per share attributable to common stockholders increased to $28.59 in 2012 from $21.98 in 2011 due to higher net earnings and lower average number of outstanding common shares due to our share repurchase program.

  •
  Net earnings attributable to common stockholders of $1.5 billion in 2011 included a $77.3 million pre-tax unrealized net mark-to-market loss ($48.0 million after tax) on natural gas derivatives, a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our former Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.4 million ($2.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

  •
  Our gross margin increased $217.7 million, or 8%, to $3.1 billion in 2012 from $2.9 billion in 2011 due primarily to an increase in the nitrogen segment, partially offset by a decline in the phosphate segment. The increase in gross margin is impacted by the modification of the CFL selling prices described above. On an as adjusted basis, the gross margin increase was 13%.

    In the nitrogen segment, gross margin increased by $350.4 million, or 14%, driven by higher average selling prices, unrealized mark-to-market gains on natural gas derivatives in the current year compared to unrealized losses in the prior year and lower realized natural gas costs. On an as adjusted basis, the gross margin of the nitrogen segment increased 20%. The favorable nitrogen segment results were partially offset by a $132.7 million, or 40%, decrease in the phosphate segment gross margin, driven primarily by lower average selling prices.

  •
  Our net sales were approximately $6.1 billion in both 2012 and 2011. Slightly higher nitrogen segment sales were essentially offset by lower phosphate segment sales. In the nitrogen segment, net sales increased by 2% as higher average selling prices for ammonia and urea and higher

CF INDUSTRIES HOLDINGS, INC.

    ammonia sales volume were partially offset by lower average UAN selling prices and sales volume. The comparability of nitrogen segment net sales is impacted by the 2012 modification of CFL selling prices. On an as adjusted basis, net sales in the nitrogen segment increased 5%. In the phosphate segment, net sales declined by 7% as higher sales volume was more than offset by a 12% decline in average selling prices.

  •
  Cash flow from operations was $2.4 billion in 2012. The $296.7 million, or 14% increase compared to 2011 was due mainly to additional cash generated by higher net earnings and an increase in customer advances.

  •
  We paid cash dividends of $102.7 million and $68.7 million in 2012 and 2011, respectively. The increase is due to an increase in the quarterly dividend to $0.40 per common share from $0.10 per common share which started in the third quarter of 2011, partially offset by a reduction in the number of outstanding shares.

  •
  On August 2, 2012, we entered into a definitive agreement with Glencore International plc (Glencore) to acquire the interests in CFL currently owned by Viterra for total cash consideration of C$0.9 billion subject to certain adjustments. In October 2012, we entered into an agreement with each of GROWMARK, Inc. (GROWMARK) and La Coop fédérée to acquire the CFL common shares held by them. When the transactions are completed we will own 100% of CFL and will be entitled to purchase 100% of CFL's ammonia and urea production. The completion of the transactions is subject to the receipt of regulatory approvals in Canada, and other terms and conditions in the definitive purchase agreements. CFL's results are currently included in our financial statements as a consolidated variable interest entity.

  •
  On November 1, 2012, we announced plans to construct new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea plants at our complex in Port Neal, Iowa. Our Board of Directors authorized expenditures of $3.8 billion for the projects. These projects will increase our production capacity, increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our cost-advantaged Port Neal location, and allow us to benefit from the global cost advantage of North American natural gas. All of the new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through the use of cash and cash equivalents, cash generated from operations and borrowings.

Significant Items

2012

        Robust demand in 2012 for nitrogen fertilizer products was due to favorable application conditions in both the spring and the fall, near record corn acreage planted in 2012 and expectations of a similar level of acreage to be planted in 2013. High actual and expected planting levels were driven by record crop prices that resulted in record farm income. These market conditions led to higher average selling prices in the nitrogen segment in 2012 that, combined with lower natural gas costs, resulted in record profitability. Average selling prices in our phosphate segment were down due to lower demand from India and additional production capacity, notably from Saudi Arabia. Consolidated net sales of $6.1 billion in 2012 approximated the same level realized in 2011 as increases in the nitrogen segment, due primarily to the higher average selling prices, were offset by decreases in the phosphate segment due primarily to lower average selling prices. In 2012, average nitrogen fertilizer selling prices increased by 2%, but average phosphate fertilizer selling prices decreased by 12%. Gross margin increased by $217.7 million, or 8%, to $3.1 billion in 2012 from $2.9 billion in 2011. Nitrogen segment sales to Viterra were made on a cost-plus basis in 2012, in contrast to the market-price basis that applied in

CF INDUSTRIES HOLDINGS, INC.

2011 and prior years, a difference that impacts the comparability of net sales and certain other items between 2012 and prior periods and is discussed above under the heading "Items Affecting Comparability of Results—CFL Selling Price Modification." The 2012 results include $74.6 million ($46.2 million after tax) unrealized net mark-to-market gains on natural gas and foreign currency derivatives, a $15.2 million pre-tax charge ($9.4 million after tax) for the accelerated amortization of deferred fees on the 2010 Credit Agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

2011

        In 2011, average selling prices increased due primarily to higher demand for fertilizer for the following reasons: higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics; global fertilizer supply constraints resulting from both export restrictions and production curtailments affecting certain foreign fertilizer producers; and an expected high level of planted acres and fertilizer usage in the 2012 growing season. Higher average selling prices and sales volumes due to increased demand led to robust operating results in 2011. Consolidated net sales in 2011 increased by $2.1 billion, or 54%, to $6.1 billion, with increases due primarily to higher average selling prices in both the nitrogen and phosphate segments and higher sales volume due primarily to the impact of the Terra acquisition. In 2011, average nitrogen and phosphate fertilizer selling prices increased by 38% and 36%, respectively. Gross margin increased by $1.7 billion, or 146%, to $2.9 billion in 2011 from $1.2 billion in 2010. The 2011 results include a $77.3 million ($48.0 million after tax) unrealized net mark-to-market loss on natural gas derivatives. Results in 2011 also include $145.5 million of net interest expense ($90.2 million after tax), a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant and a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses.

2010

        In April 2010, we completed the $4.6 billion acquisition of Terra and it became an indirect wholly owned subsidiary of CF Holdings. This acquisition made us a global leader in the nitrogen fertilizer industry, diversified our asset base and increased our geographic reach and operational efficiency, as well as significantly increased our scale and capital market presence. The financial results of the Terra business are included in the consolidated results subsequent to the acquisition date. Consolidated net sales in 2010 were $4.0 billion, up 52%, as compared to $2.6 billion in 2009 due to the impact of the Terra acquisition, optimal weather conditions during both fertilizer application seasons, and a favorable fertilizer environment due to strong farm economics. While average nitrogen fertilizer selling prices declined by 11% in 2010, average phosphate fertilizer prices increased by 28%. Gross margin increased by $340.1 million, or 41%, in 2010 to $1,179.5 million. The 2010 results include a $9.6 million ($5.9 million after tax) unrealized net mark-to-market gain on natural gas derivatives. Results in 2010 also include $219.8 million of net interest expense ($136.1 million after tax), $150.4 million ($148.8 million after tax) of business combination expenses and Peru project costs, a $28.3 million gain ($17.5 million after tax) on the sale of Terra common stock acquired during 2009, and $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra.

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

Global Supply & Demand

        Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, federal regulations, including requirements mandating increased use of bio-fuels and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key consuming/exporting countries such as China, India and Brazil, among others, often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, availability of raw materials, government policies and global trade.

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN and AN. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined over the last three years. During the three year period ended December 31, 2012, the average daily closing price at the Henry Hub reached a high of $7.51 per MMBtu on January 8, 2010 and a low of $1.84 per MMBtu on April 20, 2012. Expenditures on natural gas, including realized gains and losses, comprised approximately 39% of the total cost of sales for our nitrogen fertilizer products in 2012 down from 45% in 2011. Natural gas costs represented a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

Global Trade in Fertilizer

        In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of

CF INDUSTRIES HOLDINGS, INC.

credit and governmental policies affecting trade and other matters. The development of natural gas reserves in North America over the last few years has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. These lower natural gas costs contributed to announcements of several nitrogen fertilizer capacity expansion projects in North America. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.

        Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen based fertilizers located in the Middle East, the Ukraine, the Republic of Trinidad and Tobago, Venezuela, North Africa and China are major exporters to North America.

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

Political and Social Government Policies

        The political and social policies of governments around the world can result in restrictions on imports and exports, the subsidization of natural gas prices, the subsidization of domestic producers and the subsidization of exports. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by these political and social objectives.

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

        We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we use derivative instruments to reduce our exposure to changes in the cost of natural gas, the largest and most volatile component of our manufacturing cost. We report our natural gas derivatives on the balance sheet at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. See "Forward Sales and Customer Advances" later in this discussion and analysis. As a result of fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Volatility in quarterly reported earnings also may arise from the unrealized mark-to-market adjustments in the value of derivatives.

CF INDUSTRIES HOLDINGS, INC.

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

        Other Operating—Net.    Other operating—net includes the costs associated with engineering studies for proposed capital projects and other costs that do not relate directly to our central operations. Costs included in "other costs" can include foreign exchange gains and losses, unrealized gains and losses on foreign currency derivatives, costs associated with our closed facilities, amounts recorded for environmental remediation for other areas of our business, litigation expenses and gains and losses on the disposal of fixed assets. In 2010, other operating-net also included business combination related expenses and Peru project development costs. The business combination related expenses were associated with our acquisition of Terra and costs associated with responding to Agrium's proposed acquisition of CF Holdings. See Note 12 to our consolidated financial statements for additional information on activity related to our acquisition of Terra.

        Equity in Earnings of Operating Affiliates.    We have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in PLNL and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these investments provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the nitrogen segment. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.

        Interest Expense.    Our interest expense includes the interest on our long-term debt and notes payable, amortization of the related fees required to execute financing agreements and annual fees on our senior revolving credit facility. It excludes capitalized interest relating to the construction of major capital projects.

        Interest Income.    Our interest income represents amounts earned on our cash, cash equivalents, investments and advances to unconsolidated affiliates.

        Income Tax Provision.    Our income tax provision includes all currently payable and deferred United States and foreign income tax expense applicable to our ongoing operations.

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

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of our pre-IPO net operating loss carryforwards (NOLs). The NOL Agreement provided that if we ultimately could utilize the pre-IPO NOLs to offset applicable post-IPO taxable income, we would pay our

CF INDUSTRIES HOLDINGS, INC.

pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. On January 2, 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we are entitled to retain 26.9% of any settlement realized with the United States Internal Revenue Service (IRS) at the IRS Appeals level. In January 2013, we entered into a Mediation Report with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Mediation Report, we have agreed with the IRS that we will be entitled to deduct a portion of the NOLs in future years. Our mediation agreement is subject to finalization in a Closing Agreement with the IRS and will be recognized in our financial statements at that time. Under the terms of the amended NOL agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners.

        Equity in Earnings of Non-Operating Affiliates—Net of Taxes.    Equity in earnings of non-operating affiliates—net of taxes represents our share of the net earnings of the entities in which we have an ownership interest and exert significant operational and financial influence. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings of non-operating affiliates—net of taxes relate to our investments in GrowHow and Keytrade. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. We account for these investments as non-operating equity method investments, and exclude the net earnings of these investments in earnings from operations since these operations do not provide additional production capacity to us, nor are these operations integrated within our supply chain.

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

        The remaining 17% of the voting common stock of CFL is owned by GROWMARK and La Coop fédérée. We operate CFL's Medicine Hat facility and purchase approximately 66% of the facility's ammonia and urea production, pursuant to a management agreement and a product purchase agreement. Both the management agreement and the product purchase agreement can be terminated by either us or CFL upon a twelve-month notice. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's ammonia and urea production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, we are obligated to purchase any remaining amounts. Since 1995, however, Viterra or its predecessor has purchased at least 34% of the facility's production each year. The product purchase agreement also provides that CFL will distribute its net earnings to us and Viterra annually based on the respective quantities of product purchased from CFL. See our previous discussion on the CFL selling price modification.

        On August 2, 2012, we entered into a definitive agreement with Glencore to acquire the interests in CFL currently owned by Viterra for total cash consideration of C$0.9 billion subject to certain adjustments. In October 2012, we entered into an agreement with each of GROWMARK and La Coop fédérée to acquire the CFL common shares held by them. When these transactions are completed we will own 100% of CFL and will be entitled to purchase 100% of CFL's ammonia and urea production. The completion of the transactions is subject to the receipt of regulatory approvals in Canada, and other terms and conditions in the definitive purchase agreements. CFL's results are currently included in our financial statements as a consolidated variable interest entity. See Note 4 to our consolidated financial statements for additional information on CFL.

CF INDUSTRIES HOLDINGS, INC.

        Through the acquisition of Terra in April 2010, we own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights once a minimum threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Year Ended December 31,
	2012	2011	2010	2012 v. 2011		2011 v. 2010
	(in millions, except per share amounts)
Net sales(1)	$6,104.0	$6,097.9	$3,965.0	$6.1	—	$2,132.9	54%
Cost of sales	2,990.7	3,202.3	2,785.5	(211.6)	(7)%	416.8	15%

Gross margin(1)	3,113.3	2,895.6	1,179.5	217.7	8%	1,716.1	145%
Selling, general and administrative expenses	151.8	130.0	106.1	21.8	17%	23.9	23%
Restructuring and integration costs	—	4.4	21.6	(4.4)	(100)%	(17.2)	(80)%
Other operating—net	49.1	20.9	166.7	28.2	135%	(145.8)	(87)%

Total other operating costs and expenses	200.9	155.3	294.4	45.6	29%	(139.1)	(47)%
Equity in earnings of operating affiliates	47.0	50.2	10.6	(3.2)	(6)%	39.6	N/M

Operating earnings	2,959.4	2,790.5	895.7	168.9	6%	1,894.8	212%
Interest expense	135.3	147.2	221.3	(11.9)	(8)%	(74.1)	(33)%
Interest income	(4.3)	(1.7)	(1.5)	(2.6)	153%	(0.2)	13%
Loss on extinguishment of debt	—	—	17.0	—	N/M	(17.0)	N/M
Other non-operating—net	(1.1)	(0.6)	(28.8)	(0.5)	83%	28.2	(98)%

Earnings before income taxes and equity in earnings of non-operating affiliates	2,829.5	2,645.6	687.7	183.9	7%	1,957.9	285%
Income tax provision	964.2	926.5	273.7	37.7	4%	652.8	239%
Equity in earnings of non-operating affiliates—net of taxes	58.1	41.9	26.7	16.2	39%	15.2	57%

Net earnings	1,923.4	1,761.0	440.7	162.4	9%	1,320.3	N/M
Less: Net earnings attributable to the noncontrolling interest(1)	74.7	221.8	91.5	(147.1)	(66)%	130.3	142%

Net earnings attributable to common stockholders	$1,848.7	$1,539.2	$349.2	$309.5	20%	$1,190.0	N/M

Diluted net earnings per share attributable to common stockholders	$28.59	$21.98	$5.34	$6.61		$16.64
Diluted weighted average common shares outstanding	64.7	70.0	65.4	(5.3)		4.6
Dividends declared per common share	$1.60	$1.00	$0.40	$0.60		$0.60

N/M—Not Meaningful

(1)
During 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior years. This impacts the comparability of certain amounts between 2012 and the previous years. To provide comparable information for 2012 and 2011, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents these line items adjusted as if the CFL selling price modifications had been in effect beginning on January 1, 2011.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, during 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior years. This change had no impact on our net earnings attributable to common stockholders since net sales and net earnings attributable to the noncontrolling interest were each modified by the same amount. However, this change impacts the comparability of certain amounts between 2012 and 2011. The following table is presented to provide comparable information between 2012 and 2011 by presenting the 2011 information on a basis comparable with the 2012 data with respect to CFL selling prices.

	Year Ended December 31
	2012	2011	2012 v. 2011
	(in millions)
Net sales
As reported	$6,104.0	$6,097.9	$6.1	0%
Impact of selling price adjustment	—	(142.6)	142.6

As adjusted	$6,104.0	$5,955.3	$148.7	2%

Gross margin
As reported	$3,113.3	$2,895.6	$217.7	8%
Impact of selling price adjustment	—	(142.6)	142.6

As adjusted	$3,113.3	2,753.0	$360.3	13%

Net earnings attributable to the noncontrolling interest
As reported	$74.7	$221.8	$(147.1)	(66)%
Impact of selling price adjustment	—	(142.6)	142.6

As adjusted	$74.7	$79.2	$(4.5)	(6)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Operating Results

        Our total gross margin increased $217.7 million, or 8%, to $3.1 billion in 2012 from $2.9 billion in 2011 due to an increase in gross margin in the nitrogen segment, partially offset by a decrease in the phosphate segment. The 8% gross margin increase was impacted by lower average CFL selling prices in 2012 as compared to 2011 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin increased 13%.

        In the nitrogen segment, the gross margin increased by $350.4 million, or 14%, to $2.9 billion as compared to $2.6 billion in 2011 due to an increase in average nitrogen fertilizer selling prices, a decline in natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the current year as compared to unrealized losses in 2011. The 14% increase in nitrogen segment gross margin was impacted by lower average CFL selling prices in 2012 as compared to 2011 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin for the nitrogen segment increased 20%.

CF INDUSTRIES HOLDINGS, INC.

        In the phosphate segment, gross margin decreased by $132.7 million, or 40%, to $199.7 million in 2012 from $332.4 million in 2011, due primarily to lower average phosphate fertilizer selling prices, partially offset by an increase in sales volume.

        Net earnings attributable to common stockholders of $1.8 billion for 2012 included a $74.6 million pre-tax unrealized net mark-to-market gain ($46.2 million after tax) on natural gas and foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 Credit Agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

        The net earnings attributable to common stockholders of $1.5 billion for 2011 included a $77.3 million pre-tax unrealized net mark-to-market loss ($48.0 million after tax) on natural gas derivatives, a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.4 million ($2.7 million after tax) of restructuring and integration costs associated with the acquisition of Terra and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

Net Sales

        Net sales were $6.1 billion in both 2012 and 2011 as increases in the nitrogen segment in 2012 were offset by declines in the phosphate segment. These results were impacted by lower average CFL selling prices in 2012 as compared to 2011 due to the CFL selling price modification. On an as adjusted basis, net sales increased 2%.

        In the nitrogen segment, net sales increased by $84.5 million, or 2%, due primarily to higher nitrogen fertilizer average selling prices which were partially offset by lower sales volume. Average selling prices for nitrogen fertilizer increased due primarily to positive market conditions as favorable weather created a longer application window, tight world market conditions existed for ammonia and urea due to lower international ammonia production and tight domestic supply conditions existed due to increased demand caused by the high level of planted acres and low downstream inventories. The 2% increase in nitrogen segment net sales was impacted by lower average CFL selling prices in 2012 as compared to 2011 due to the CFL selling price modification. On an as adjusted basis, net sales in the nitrogen segment increased 5%.

        In the phosphate segment, net sales declined $78.4 million, or 7%, due to a 12% decline in average phosphate fertilizer selling prices, partially offset by a 6% increase in phosphate sales volume.

Cost of Sales

        Total cost of sales in our nitrogen segment averaged approximately $168 per ton in 2012 compared to $188 per ton in 2011. This 11% decrease was due primarily to lower realized natural gas cost and a $66.5 million unrealized net mark-to-market gain on natural gas derivatives in the current year compared to a $77.3 million unrealized net loss in the prior year. Phosphate segment cost of sales averaged $397 per ton in 2012 compared to $392 per ton in the prior year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $21.8 million to $151.8 million in 2012 from $130.0 million in 2011 due primarily to higher corporate office expenses including higher professional

CF INDUSTRIES HOLDINGS, INC.

service fees associated with the design and implementation of a new enterprise resource planning (ERP) system and higher outside legal fees and employee incentive compensation costs. The higher legal costs were primarily associated with environmental regulatory costs and corporate activities including our planned acquisition of the noncontrolling interest in CFL and capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa.

Restructuring and Integration Costs

        No restructuring and integration costs were incurred in 2012 compared to $4.4 million in 2011, as integration activities associated with the acquisition of Terra were completed in 2011.

Other Operating—Net

        Other operating—net was $49.1 million in 2012 compared to $20.9 million in 2011. The expense recorded in 2012 consisted primarily of $21.9 million of costs associated with engineering studies for capacity expansion projects at various nitrogen complexes, $13.3 million of environmental and other costs associated with our closed facilities and $5.5 million of losses on the disposal of fixed assets. The expense recorded in 2011 included a $34.8 million impairment charge related to our Woodward, Oklahoma methanol plant, $8.1 million of costs associated with our closed facilities and losses of $7.2 million on the disposal of fixed assets, partially offset by a $32.5 million gain on the sale of four dry product warehouses and a $2.0 million gain on the sale of a non-core transportation business.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates decreased $3.2 million to $47.0 million in 2012 as compared to $50.2 million in 2011 due primarily to reduced sales and earnings at PLNL due to a planned turnaround, which was partially offset by improved sales and earnings for the ammonia storage joint venture.

Interest—Net

        Net interest expense was $131.0 million in 2012 compared to $145.5 million in 2011. The decrease in expense was due primarily to a decrease in amortized loan fees, including a $4.7 million decrease in accelerated loan fee amortization. In 2012, we terminated the 2010 Credit Agreement and recognized $15.2 million accelerated amortization of deferred loan fees. In 2011, we repaid the remaining balance of our senior secured term loan and recognized $19.9 million accelerated amortization of debt issuance costs.

Income Taxes

        Our income tax provision for 2012 was $964.2 million on pre-tax income of $2.8 billion, or an effective tax rate of 34.1%, compared to an income tax provision of $926.5 million on a pre-tax income of $2.6 billion and an effective tax rate of 35.0% in 2011. The decline in the effective tax rate was driven primarily by lower U.S. taxes on foreign earnings as well as lower state taxes in 2012 than in the prior year. The effective tax rate does not include a tax provision on the earnings attributable to the noncontrolling interests in TNCLP (a partnership), which does not record an income tax provision. On August 2, 2012 we entered into a definitive agreement with Glencore International plc ("Glencore") to acquire the interest in CFL currently owned by Viterra. As a result, CFL recorded an income tax

CF INDUSTRIES HOLDINGS, INC.

provision in 2012. In 2011, CFL did not record an income tax provision. See Note 11 to our consolidated financial statements for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $16.2 million increase in 2012 compared to 2011 was due to higher net earnings at GrowHow due to improved operating results, declines in UK corporate tax rates and an $11.1 million insurance settlement related to a fire that occurred in 2011.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $147.1 million decrease was mainly due to the impact of the CFL selling price modification that was made in 2012. During each quarter of 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our consolidated financial statements.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $28.59 in 2012 from $21.98 in 2011 due to an increase in net earnings attributable to common stockholders and a decrease in the weighted average number of shares outstanding due to our share repurchase program under which we repurchased 6.5 million shares of our common stock in 2011 and an additional 3.1 million shares in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Operating Results

        Our total gross margin increased $1.7 billion, or 146%, to $2.9 billion for the year ended December 31, 2011 from $1.2 billion in 2010 due to increases in both the nitrogen and phosphate segments. In the nitrogen segment, the gross margin increased by $1.6 billion to $2.6 billion for 2011 compared to $1.0 billion in 2010 due primarily to higher average selling prices, the acquisition of Terra, the results of which were included for four quarters in 2011 and three quarters in 2010, and lower realized natural gas costs. These results were partially offset by unrealized mark-to-market losses on natural gas derivatives in 2011 compared to unrealized gains in 2010. In the phosphate segment, gross margin increased by $179.6 million to $332.4 million for 2011 compared to $152.8 million for 2010, due primarily to higher average phosphate fertilizer selling prices, partially offset by higher raw material costs, namely sulfur and ammonia.

        The net earnings attributable to common stockholders of $1.5 billion for 2011 included a $77.3 million pre-tax unrealized net mark-to-market loss ($48.0 million after tax) on natural gas derivatives, a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.4 million ($2.7 million after tax) of restructuring and integration costs

CF INDUSTRIES HOLDINGS, INC.

associated with the acquisition of Terra and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

        The 2010 net earnings attributable to common stockholders of $349.2 million included $219.8 million ($136.1 million after tax) of net interest expense including $85.9 million ($53.1 million after tax) of accelerated amortization of debt issuance costs and original issue discount recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan, $150.4 million ($148.8 million after tax) of business combination related expenses and Peru project development costs, a $28.3 million ($17.5 million after tax) gain on the sale of 5.0 million shares of Terra common stock, $21.6 million ($13.4 million after tax) of restructuring and integration costs associated with the acquisition of Terra, a $19.4 million ($12.0 million after tax) non-cash charge in cost of sales recognized upon the sale of Terra's product inventory due to revaluing it to fair value under purchase accounting, a loss of $17.0 million ($10.5 million after tax) on the early retirement of Terra's 2019 Notes, and a $9.6 million pre-tax unrealized net mark-to-market gain ($5.9 million after tax) on natural gas derivatives.

Net Sales

        Our net sales increased 54% to $6.1 billion in the year ended December 31, 2011 from $4.0 billion in 2010. This $2.1 billion increase was due to higher nitrogen and phosphate fertilizer average selling prices and sales volumes, including the impact of the Terra acquisition. Average nitrogen and phosphate fertilizer selling prices increased by 38% and 36%, respectively. Average selling prices increased due primarily to higher demand for fertilizer for the following reasons: higher planted acres in the spring season due to strong demand for corn and other grains which supported favorable farm economics; global fertilizer supply constraints resulting from both export restrictions and production curtailments at certain foreign fertilizer producers; and expected high planted acres and fertilizer usage in the 2012 growing season. Total sales volume increased 1.6 million tons, or 12%, in 2011 to 14.9 million tons as compared to 13.3 million tons in 2010, as higher UAN and AN sales volumes due to the impact of the Terra acquisition and phosphate fertilizer sales volumes were partially offset by lower ammonia sales volume.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $23.9 million to $130.0 million in 2011 from $106.1 million in 2010 due primarily to higher professional service fees, costs associated with the design and implementation of a new ERP system and higher performance-based incentive compensation.

Restructuring and Integration Costs

        Restructuring and integration costs decreased $17.2 million to $4.4 million in 2011 from $21.6 million in 2010, as integration activities associated with the acquisition of Terra declined substantially and were completed in 2011.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Other operating—net decreased $145.8 million to $20.9 million in 2011 compared to $166.7 million in 2010. The $20.9 million of expense recorded in 2011 consists primarily of the following items: a $34.8 million impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million gain that was recognized on the sale of four dry-product warehouses, $8.1 million of costs associated with our closed facilities, losses of $7.2 million on the disposal of fixed assets and a $2.0 million gain on the sale of a non-core transportation business.

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

Interest—Net

        Net interest expense was $145.5 million in 2011 compared to $219.8 million in 2010. The financing costs of the Terra acquisition, including the accelerated amortization of debt fees, impacted both 2010 and 2011. In the second quarter of 2010, we financed the Terra acquisition with a senior secured bridge loan, a senior secured term loan and senior notes. The senior secured bridge loan and a portion of the senior secured term loan were repaid over the last three quarters of 2010 and accelerated loan fee amortization of $85.9 was recognized in 2010. In the first quarter of 2011, the remaining balance of the senior secured term loan was repaid in full and accelerated amortization of debt issuance costs of $19.9 million was recognized.

Loss on Extinguishment of Debt

        Loss on extinguishment of debt in 2010 consisted of the $17.0 million loss on the early retirement of Terra's 2019 Notes. This amount represents the difference between the amount paid to settle the debt of $744.5 million and the fair value of the notes on April 5, 2010 of $727.5 million as the notes were recognized at fair value under purchase accounting.

Other Non-Operating—Net

        Other non-operating—net was $0.6 million in 2011 compared to $28.8 million in 2010. The income in 2010 includes a $28.3 million gain on the sale of 5.0 million shares of Terra's common stock.

Income Taxes

        Our income tax provision for the year ended December 31, 2011 was $926.5 million compared to $273.7 million for 2010. The effective tax rate for 2011 based on the reported tax provision of

CF INDUSTRIES HOLDINGS, INC.

$926.5 million and reported pre-tax income of $2.6 billion was 35.0%. This compares to 39.8% in the prior year. The decrease in the effective tax rate resulted primarily from a decrease in non-deductible costs associated with our acquisition of Terra and Peru project development activities, partially offset by higher U.S. taxes related to foreign operations. The effective tax rate does not include tax provisions on the earnings attributable to the noncontrolling interests in TNCLP and CFL, which recorded no income tax provisions. See Note 11 to our consolidated financial statements for additional information on income taxes.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes for 2011 and 2010 consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $15.2 million increase in 2011 compared to 2010 was due primarily to higher GrowHow earnings resulting from a strong U.K. nitrogen fertilizer market.

Net Earnings Attributable to the Noncontrolling Interest

        Amounts reported as net earnings attributable to the noncontrolling interests include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. During all four quarters of 2011 and the last three quarters of 2010, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited Partnership. For additional information, see Note 4 to our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year Ended December 31
	2012	2011	2010	2012 v. 2011		2011 v. 2010
	(in millions, except as noted)
Net sales(1)	$5,096.6	$5,012.1	$3,187.5	$84.5	2%	$1,824.6	57%
Cost of sales	2,183.0	2,448.9	2,160.8	(265.9)	(11)%	288.1	13%

Gross margin(1)	$2,913.6	$2,563.2	$1,026.7	$350.4	14%	$1,536.5	150%

Gross margin percentage(1)	57.2%	51.1%	32.2%
Tons of product sold (000s)	12,969	13,002	11,461	(33)	(0)%	1,541	13%
Sales volume by product (000s)
Ammonia	2,786	2,668	2,809	118	4%	(141)	(5)%
Granular urea	2,593	2,600	2,602	(7)	(0)%	(2)	(0)%
UAN	6,131	6,241	4,843	(110)	(2)%	1,398	29%
AN	839	953	788	(114)	(12)%	165	21%
Other nitrogen products	620	540	419	80	15%	121	29%
Average selling price per ton by product
Ammonia(1)	$602	$586	$402	$16	3%	$184	46%
Granular urea(1)	441	411	299	30	7%	112	37%
UAN	308	319	205	(11)	(3)%	114	56%
AN	266	260	209	6	2%	51	24%
Cost of natural gas (per MMBtu)(2)	$3.39	$4.28	$4.47	$(0.89)	(21)%	$(0.19)	(4)%
Average daily market price of natural gas (per MMBtu)
Henry Hub (Louisiana)	$2.75	$3.99	$4.37	$(1.24)	(31)%	$(0.38)	(9)%
Depreciation and amortization	$334.6	$316.3	$229.2	$18.3	6%	$87.1	38%
Capital expenditures	$431.3	$177.0	$204.9	$254.3	144%	$(27.9)	(14)%
Production volume by product (000s)
Ammonia(3)	7,067	7,244	6,110	(177)	(2)%	1,134	19%
Granular urea	2,560	2,588	2,488	(28)	(1)%	100	4%
UAN (32%)	6,027	6,349	4,626	(322)	(5)%	1,723	37%
AN	839	952	796	(113)	(12)%	156	20%

(1)
During 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior years. This impacts the comparability of certain amounts between 2012 and the previous years. To provide comparable information for 2012 and 2011, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents these line items adjusted as if the CFL selling price modifications had been in effect beginning on January 1, 2011.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of the Management Discussion and Analysis, during 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior years. This change had no impact on our net earnings attributable to common stockholders since net sales and net earnings attributable to the noncontrolling interest were each modified by the same amount. However, this change impacts the comparability of certain amounts between 2012 and 2011. The following table is presented to provide comparable information between 2012 and 2011 by presenting the 2011 information on a basis comparable with the 2012 data with respect to CFL selling prices.

	Year Ended December 31
	2012	2011	2012 v. 2011
	(in millions, except as noted)
Net sales
As reported	$5,096.6	$5,012.1	$84.5	2%
Impact of selling price adjustment	—	(142.6)	142.6

As adjusted	$5,096.6	$4,869.5	$227.1	5%

Gross margin
As reported	$2,913.6	$2,563.2	$350.4	14%
Impact of selling price adjustment	—	(142.6)	142.6

As adjusted	$2,913.6	$2,420.6	$493.0	20%

Gross margin percentage
As reported	57.2%	51.1%
Impact of selling price adjustment	—	(1.4)

As adjusted	57.2%	49.7%

Average selling price per ton by product
Ammonia
As reported	$602	$586	$16	3%
Impact of selling price adjustment	—	(28)	28

As adjusted	$602	$558	$44	8%

Granular urea
As reported	$441	$411	$30	7%
Impact of selling price adjustment	—	(26)	26

As adjusted	$441	$385	$56	15%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Net sales in the nitrogen segment increased $84.5 million, or 2%, to $5.1 billion in 2012 from $5.0 billion in 2011 due primarily to a 2% increase in average selling prices. The 2012 nitrogen segment net sales were impacted by lower average CFL selling prices as compared to 2011 due to the CFL selling price modification described earlier. On an as adjusted basis, net sales in the nitrogen segment increased 5%. Average nitrogen fertilizer selling prices increased to $393 per ton in 2012 from $385 per ton in 2011 with increases in ammonia and urea. Higher ammonia and urea average selling prices resulted from tight industry-wide supply conditions due to increased U.S. demand

CF INDUSTRIES HOLDINGS, INC.

caused by the higher level of planted acres in 2012 and expected in 2013, and lower downstream inventories. Sales volume in 2012 approximated the level in 2011 as higher sales of ammonia and other nitrogen products were offset by lower sales volumes of UAN and ammonium nitrate. A favorable application environment for ammonia during 2012 supported the higher sales volume for this product. The lower sales volumes of UAN and ammonia nitrate were due to scheduled plant turnaround and maintenance activities during 2012 that resulted in lower production of these products. Lower UAN sales volume was also due to a shift in product mix favoring higher margin nitrogen products during the year.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $168 per ton in 2012 compared to $188 per ton in 2011. The 11% decrease was due primarily to lower realized natural gas costs and $66.5 million in unrealized net mark-to-market gains on natural gas derivatives in 2012 compared to net losses of $77.3 million in 2011. The average cost of natural gas declined by 21% from $4.28 per MMBtu in 2011 to $3.39 per MMBtu in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Net Sales.    Nitrogen segment net sales increased $1.8 billion, or 57%, to $5.0 billion in 2011 compared to $3.2 billion in 2010 due primarily to higher average nitrogen fertilizer selling prices and UAN and AN sales volume, partially offset by lower ammonia sales volume. Average nitrogen fertilizer selling prices increased to $385 per ton in 2011 from $278 per ton in 2010, with increases across all products. Strong demand for the spring application season due to an increase in planted acres, depleted supplies available at both the producer and customer level due to strong demand, global supply constraints and expectations that 2012 planted acres will remain at historically high levels resulted in higher average selling prices. Nitrogen fertilizer sales volume in 2011 increased 1.5 million tons from 2010 due primarily to higher UAN and AN sales volumes, partially offset by lower ammonia sales volume. UAN sales volume increased significantly during 2011 compared to 2010 due primarily to the acquisition of Terra and the increased supply available from the Woodward, Oklahoma UAN plant expansion. The increased UAN production capacity allowed us to meet increased demand for UAN resulting from favorable spring application conditions and customers replenishing depleted downstream inventories after the strong spring application season. The increase in AN sales in 2011 from the prior year is due to the inclusion of a full year of AN sales in 2011 as the production capacity for this product was obtained in the Terra acquisition. The 2011 decrease in ammonia sales is due primarily to the additional ammonia required to support the production from the UAN plant expansion at Woodward.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $188 per ton in 2011 compared to $189 per ton in 2010. Lower realized natural gas costs in 2011 were offset by unrealized mark-to-market losses on natural gas derivatives. We recognized a $77.3 million unrealized net mark-to-market loss in 2011 compared to a $9.6 million unrealized net mark-to-market gain in 2010.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products.

	Year Ended December 31
	2012	2011	2010	2012 v. 2011		2011 v. 2010
	(in millions, except as noted)
Net sales	$1,007.4	$1,085.8	$777.5	$(78.4)	(7)%	$308.3	40%
Cost of sales	807.7	753.4	624.7	54.3	7%	128.7	21%

Gross margin	$199.7	$332.4	$152.8	$(132.7)	(40)%	$179.6	118%

Gross margin percentage	19.8%	30.6%	19.7%
Tons of product sold (000s)	2,035	1,922	1,867	113	6%	55	3%
Sales volume by product (000s)
DAP	1,611	1,468	1,412	143	10%	56	4%
MAP	424	454	455	(30)	(7)%	(1)	(0)%
Domestic vs. export sales (000s)
Domestic	1,254	1,197	1,259	57	5%	(62)	(5)%
Export	781	725	608	56	8%	117	19%
Average selling price per ton by product
DAP	$493	$565	$413	$(72)	(13)%	$152	37%
MAP	502	565	426	(63)	(11)%	139	33%
Depreciation, depletion and amortization	$43.5	$50.7	$48.6	$(7.2)	(14)%	$2.1	4%
Capital expenditures	$64.4	$52.0	$52.6	$12.4	24%	$(0.6)	(1)%
Production volume by product (000s)
Phosphate rock	3,483	3,504	3,343	(21)	(1)%	161	5%
Sulfuric acid	2,530	2,633	2,419	(103)	(4)%	214	9%
Phosphoric acid as P2O5(1)	975	1,005	906	(30)	(3)%	99	11%
DAP/MAP	1,952	1,997	1,799	(45)	(2)%	198	11%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Phosphate segment net sales decreased $78.4 million, or approximately 7%, to $1.0 billion in 2012 compared to $1.1 billion in 2011 due to lower average selling prices, partially offset by higher sales volume. Average selling prices for 2012 decreased by 12% compared to the prior year reflecting lower demand from India and additional production capacity, notably from Saudi Arabia. Our total sales volume of phosphate fertilizer of 2.0 million tons in 2012 was 6% higher than in 2011 due primarily to higher export sales volume.

        Cost of Sales.    Average phosphate segment cost of sales of $397 per ton in 2012 was comparable to the $392 per ton in the prior year.

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

CF INDUSTRIES HOLDINGS, INC.

spring application season. Our total volume of phosphate fertilizer sales increased 3% to 1.9 million tons in 2011 due primarily to increased planted corn acres, favorable farm-level economics during the spring application season and increased export sales in the fourth quarter of 2011 in response to weakness in the domestic market.

        Cost of Sales.    Phosphate segment cost of sales averaged $392 per ton in 2011 compared to $335 per ton in the prior year. The 17% increase was due primarily to higher raw material costs for sulfur and ammonia.

Liquidity and Capital Resources

        Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight and storage costs and seasonal factors inherent in the business.

        During 2012, we announced the following events that have or will have an impact on our cash and liquidity position.

  •
  In June 2012, we completed the remaining portion of the $1.5 billion share repurchase program announced in August 2011;

  •
  In August 2012, our Board of Directors authorized an additional $3 billion share repurchase program;

  •
  In August 2012, we announced our agreement to acquire the 34% interest in CFL that is held by Viterra, Inc. for C$0.9 billion, subject to regulatory approval and certain closing conditions, and;

  •
  In November 2012, our Board of Directors authorized expenditures of $3.8 billion to construct new ammonia, urea and UAN plants at two of our existing manufacturing complexes, in Donaldsonville, Louisiana and Port Neal, Iowa.

        Further details regarding these announcements are provided below.

Cash and Cash Equivalents

        We had cash and cash equivalents of $2.3 billion and $1.2 billion as of December 31, 2012, and 2011, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Share Repurchase Programs

        In the third quarter of 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of CF Holdings common stock through December 31, 2013. During 2011, we repurchased 6.5 million shares under the program for $1.0 billion, and in the second quarter of 2012, we repurchased 3.1 million shares of CF Holdings common stock for $500.0 million, thereby completing this program. In June 2012, all 9.6 million shares that had been repurchased under this program were

CF INDUSTRIES HOLDINGS, INC.

retired. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in capital by $1,125.9 million and $374.2 million, respectively, as of June 30, 2012.

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. There were no repurchases under this program in 2012.

Major Capital Expansion Projects

        In November 2012, we announced plans to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. Our Board of Directors authorized expenditures of $3.8 billion for these projects. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections, power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable pricing advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through the use of cash and short-term investments, cash generated from operations and borrowings. During the fourth quarter of 2012, we incurred capital expenditures of $120.8 million on these projects, contributing to the increase in capital expenditures in 2012 over those in 2011.

        We have retained engineering and procurement services from ThyssenKrupp Uhde (Uhde) through their affiliate Uhde Corporation of America for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the Uhde contract, we are required to establish a separate cash account and grant a security interest in the account to Uhde. We are required to maintain in this account a cash balance equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel these projects. The amount of cash in the account will change over time based on procurement costs and is projected to reach approximately $500 million at certain points in time during the life of the projects. At December 31, 2012, there was no cash held in this account. Cash placed in this account in the future will be considered restricted cash since a security interest in the account has been granted to Uhde. This restricted cash will not be included in our cash and cash equivalents and will be reported separately on our consolidated balance sheet.

Capital Spending

        Capital expenditures totaled $523.5 million in 2012 as compared to $247.2 million in 2011 and $258.1 million in 2010. The increase in 2012 capital expenditures is primarily the result of the $120.8 million capital expenditures for the two major capital expansion projects discussed above plus certain capital improvement projects at our production facilities. Capital expenditures are made to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements.

CF INDUSTRIES HOLDINGS, INC.

Projected Capital Spending

        We expect to spend between $1.4 billion and $1.7 billion on capital projects during 2013, of which $1.0 billion to $1.3 billion relates to the major capital expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa, discussed above. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties.

Acquisition of the Noncontrolling Interest in Canadian Fertilizers Limited

        In August 2012, we entered into an agreement to acquire the 34% of CFL's common and preferred shares owned by Viterra and the product purchase agreement between Viterra and CFL for a total purchase price of C$0.9 billion, subject to certain adjustments. See Note 4 to our consolidated financial statements for further information regarding CFL. In October 2012, we entered into an agreement with each of GROWMARK and La Coop fédérée to acquire the CFL common shares held by them. As a result of these transactions, we will own 100% of CFL and will be entitled to purchase 100% of CFL's ammonia and granular urea production. The completion of these transactions is subject to receipt of regulatory approvals in Canada and other terms and conditions in the definitive agreements.

Repatriation of Foreign Earnings and Income Taxes

        We have operations in Canada and interests in corporate joint ventures in the United Kingdom, the Republic of Trinidad and Tobago, and Switzerland. The estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. are recognized in our consolidated financial statements as the earnings are recognized, unless the earnings are considered to be indefinitely reinvested based upon our current plans. However, the cash payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurs at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings can occur in different periods. Cash balances held by corporate joint ventures are maintained at sufficient levels to fund local operations as accumulated earnings are repatriated from the joint ventures on a periodic basis.

        At December 31, 2012, approximately $886.0 million of our consolidated cash and cash equivalents balance of $2.3 billion was held by our Canadian subsidiaries. It is expected that a significant portion of this cash balance will be used to fund the acquisition of the noncontrolling interest in CFL noted above, if the transaction is completed. The cash balance held by the Canadian subsidiaries represents accumulated earnings of our foreign operations which is not considered to be permanently reinvested. We have recognized deferred income taxes on these earnings for the foreign and domestic taxes that would be due upon their repatriation to the United States. At December 31, 2012, the cash tax cost to repatriate the Canadian cash balances would be approximately $45 million. Depending upon how we implement the acquisition of the noncontrolling interest in CFL, some or all of the Canadian cash balances may be repatriated to the U.S., resulting in the payment of the applicable portion of the foreign taxes on the repatriation.

Debt

        At both December 31, 2012 and 2011, we had $1.6 billion of senior notes outstanding in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020. At

CF INDUSTRIES HOLDINGS, INC.

December 31, 2011 we also had $13.0 million of Terra 7% senior notes due 2017, which were redeemed in the second quarter of 2012.

        As of December 31, 2012, $491.0 million was available for borrowing under our credit agreement, net of $9.0 million of outstanding letters of credit and no outstanding borrowings. Our 2012 Credit Agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of December 31, 2012, we were in compliance with all covenants under the 2012 Credit Agreement and the senior notes indentures.

Forward Sales and Customer Advances

        We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. We also use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives and our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts, we typically are unable to use hedges to reduce our exposure to raw material price changes for components of our phosphate manufacturing cost, the largest of which are sulfur and ammonia. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which may be several months after the order is placed. As is the case for all of our sale transactions, revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers. As of December 31, 2012 and 2011, we had approximately $380.7 million and $257.2 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances were a significant source of liquidity in both 2012 and 2011, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. The level of forward orders may reflect our customers' views of the current fertilizer pricing environment and expectations regarding future pricing and availability of supply.

        Under our forward sales programs, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of a forward sales contract due to a customer's inability or unwillingness to perform may negatively impact our reported sales. We may also be subject to storage charges under these arrangements should we be unable to deliver product at the specified time. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our senior revolving credit facility could become necessary. Due to the volatility inherent in our

CF INDUSTRIES HOLDINGS, INC.

business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates. Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. The counterparties to our derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized loss or gain thresholds are exceeded. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements to some of our derivative instruments also contain credit-risk-related contingent features that require us to maintain minimum net worth levels and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to those derivative instruments where we hold liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

        As of December 31, 2012, the aggregate fair value of the derivative instruments with credit risk related contingent features in a net liability position was $0.9 million. We had no cash collateral on deposit with counterparties for derivative contracts as of December 31, 2012.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our former Bartow, Florida phosphate fertilizer complex. There are two sources of these financial assurance requirements. First, in 2010, we entered into a consent decree with the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City, Florida complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). In October 2012, we deposited $53.0 million into the trust for the Plant City Consent Decree, thereby reaching full funding of that obligation, and we expect to fund the remaining approximately $4.0 million of the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At December 31, 2012 and 2011, the balance in the ARO funds was $200.8 million and $145.4 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack systems closure and land reclamation are determined and accounted for on an accrual basis as described in Note 10 to our consolidated financial statements. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida Financial Assurance regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

Acquisition of Terra

        In April of 2010, we completed the acquisition and merger of Terra. As a result of the merger, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock. CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882.0 million and paid an aggregate of $3.2 billion in cash, net of $0.5 billion cash acquired, for 100% of Terra's common stock. Additional details regarding the Terra acquisition can be found in Note 12 to the consolidated financial statements.

Other Liquidity Requirements

        We are subject to federal, state and local laws and rules concerning surface and underground waters. Such rules evolve through various stages of proposal or development and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, rules in the State of Florida are being developed to limit nutrient content in water discharges, including certain specific rules pertaining to water bodies near our Florida operations. Additional information regarding numeric nutrient criteria regulations in surface and ground water can be found in Note 29 to the consolidated financial statements, titled Contingencies. We are monitoring the evolution of these rules. Potential costs associated with compliance cannot be determined currently and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed approximately $20.1 million to our pension plans in 2012. We expect to contribute approximately $23.2 million to our pension plans in 2013.

Cash Flows

Operating Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net cash generated from operating activities in 2012 was $2.4 billion as compared to $2.1 billion in 2011. The $296.7 million increase in cash provided by operating activities was due primarily to an increase in net earnings from the nitrogen segment, and a lower level of working capital invested in the business at the end of 2012 as compared to the end of 2011 as lower inventory, lower receivables and

CF INDUSTRIES HOLDINGS, INC.

higher customer advances and accounts payable and accrued expenses contributed to the lower levels of working capital.

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

Investing Activities

Years Ended December 31, 2012, 2011 and 2010

        Net cash used in investing activities was $513.5 million in 2012 compared to $173.8 million in 2011. The cash used in investing activities in 2012 was primarily for capital expenditures, partially offset by $65.4 million from the sale of short term securities and property, plant and equipment. The cash used in investing activities in 2011 was primarily for capital expenditures, partially offset by $54.7 million in proceeds from the sale of property, plant and equipment and $37.9 million in sales and maturities of short term securities. The proceeds from the sale of property, plant and equipment in 2011 primarily related to the sale of four dry product warehouses and a non-core transportation business. The $3.1 billion in cash used in investing activities in 2010 was due primarily to the net cash consideration of $3.2 billion for the acquisition of Terra, partially offset by $209.6 million of cash provided by net sales of short-term investments and redemptions of auction rate securities, and proceeds of $167.1 million from the sale of Terra common stock prior to the acquisition of Terra. Additions to property, plant and equipment accounted for $523.5 million, $247.2 million, and $258.1 million of cash used in investing activities in 2012, 2011, and 2010, respectively. The increase in capital expenditures in 2012 related primarily to cash spending of $120.8 million for the major capital expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities, plus certain other significant capital projects at our existing production complexes to sustain our asset base, increase our production capacity, improve plant efficiency and comply with various environmental, health and safety requirements.

        We made contributions of $55.4 million, $50.4 million, and $58.5 million in 2012, 2011 and 2010, respectively, to our asset retirement obligation trust and escrow accounts. The balance in these accounts is reported at fair value on our consolidated balance sheets.

Financing Activities

Years Ended December 31, 2012, 2011 and 2010

        Net cash used in financing activities was $796.8 million in 2012 compared to $1.5 billion in 2011. In 2012, we repurchased $500.0 million of our common stock and distributed $231.8 million to the noncontrolling interests. We repurchased $1.0 billion of our common stock and distributed $145.7 million to the noncontrolling interests in 2011. In 2012, $13.0 million was used for the repayment of long term debt compared to $346.0 million in 2011. Dividends paid on common stock increased to $102.7 million in 2012 from $68.7 million in 2011 due to the increase in the common dividend to $0.40 per share from $0.10 per share which started in the third quarter of 2011 partially offset by a reduction in number of outstanding shares. Net cash provided by financing activities in 2010 of $2.0 billion was due primarily to $5.2 billion of proceeds from the issuance of debt and $1.2 billion from the issuance of common stock in a public offering associated with our acquisition of Terra,

CF INDUSTRIES HOLDINGS, INC.

partially offset by $4.0 billion of prepayments on our debt and $0.2 billion of financing fees. Dividends paid on common stock were $26.2 million in 2010 and we also paid $20.0 million of dividends declared by Terra prior to the acquisition date. We also paid distributions to our noncontrolling interests of $117.0 million in 2010.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	After 2017	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Notes payable(2)	5.0	—	—	—	—	—	5.0
Interest payments on long-term debt and notes payable(1)	113.5	113.4	113.4	113.4	112.5	170.0	736.2
Other Obligations
Operating leases	78.0	52.3	34.7	31.6	24.1	49.6	270.3
Equipment purchases and plant improvements	129.3	14.3	—	—	—	—	143.6
Major capital expansion projects(3)	133.9	109.9	12.9	—	—	—	256.7
Transportation(4)	93.7	30.7	24.5	19.4	16.0	126.3	310.6
Purchase obligations(5)(6)	499.0	230.6	201.5	197.0	195.8	195.7	1,519.6
Contributions to Pension Plans(7)	23.2	—	—	—	—	—	23.2

Total(8)	$1,075.6	$551.2	$387.0	$361.4	$348.4	$2,141.6	$4,865.2

(1)
Based on debt balances and interest rates as of December 31, 2012.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Contractual commitments do not include any amounts related to our foreign currency derivatives. We expect to spend in the range of $1.0 billion to $1.3 billion during 2013 related to the planned $3.8 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. For further information, see our previous discussion under Major Capital Expansion Projects in the Liquidity and Capital Resources section.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2012 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at December 31, 2012. Purchase obligations do not include any amounts related to our natural gas derivatives.

(6)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at December 31, 2012 is $195.6 million with a total remaining commitment of $1.2 billion.

CF INDUSTRIES HOLDINGS, INC.

(7)
Represents the contributions we expect to make to our pension plans during 2013. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Excludes the planned purchases of C$0.9 billion for the 34% interest in CFL owned by Viterra, the amounts related to the purchase of the remaining minority interests in CFL and $93.9 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 4 to our consolidated financial statements for further discussion of the purchase of the interests in CFL and Note 11 for discussion of the unrecognized tax benefits.

Other Long-Term Obligations

        As of December 31, 2012, our other liabilities included balances related to asset retirement obligations (AROs) and environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2013	2014	2015	2016	2017	After 2017	Total
	(in millions)
Asset retirement obligations(1)(2)	$16.1	$7.6	$6.3	$10.5	$8.5	$714.3	$763.3
Environmental remediation liabilities	0.5	0.5	0.5	0.5	0.5	3.4	5.9

Total	$16.6	$8.1	$6.8	$11.0	$9.0	$717.7	$769.2

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $145.0 million as of December 31, 2012. Excludes any amounts we may be required to deposit into our escrow or trust accounts to meet our financial assurance funding requirements. See the discussion of our financial assurance requirements earlier in this section.

We also have unrecorded AROs at our nitrogen manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and closure of effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2012 dollars is approximately $51.0 million. We do not believe that there is a reasonable basis for currently estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any payments for these AROs. See Note 10 to our consolidated financial statements for further discussion of our AROs. As described in "Financial Assurance Requirements," we intend to set aside cash on an annual basis in escrow and trust accounts established to cover costs associated with closure of our phosphogypsum stack systems as required. These accounts will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2017 are detailed in the following table.

        The following table details the undiscounted, inflation-adjusted estimated payments after 2017 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2018 - 19	2020 - 29	2030 - 39	2040 - 49	2050 - 59	After 2059	Total
	(in millions)
Asset retirement obligations	$18.4	$47.2	$250.4	$137.9	$57.9	$202.5	$714.3

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23 to our consolidated financial statements for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires that we select policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.

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

CF INDUSTRIES HOLDINGS, INC.

Property, Plant and Equipment

        Property, plant and equipment is stated at historical cost and depreciation, depletion and amortization is computed using either the straight-line method or the units-of-production method over the lives of the assets. The lives used in computing depreciation expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period which would lead to higher production costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shut down including required safety inspections which entails the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the Consolidated Statements of Cash Flows in the line entitled, "Additions to property, plant and equipment."

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

Asset Retirement Obligations (AROs) and Environmental Remediation Liabilities

        AROs are legal obligations associated with the closure of our phosphogypsum stack systems at the Bartow and Plant City, Florida phosphate fertilizer complexes, land reclamation activities at our Hardee, Florida phosphate rock mine and the cessation of operations at all of our facilities. If the cost of closure can be reasonably estimated, AROs are recognized in the period in which the related assets are put into service. We are required to recognize an ARO for costs associated with the cessation of operations at our facilities at the time those obligations are imposed, even if the timing and manner of settlement are difficult to ascertain. The obligations at active facilities related to closure, reclamation

CF INDUSTRIES HOLDINGS, INC.

and cessation of operations are capitalized at their present value and a corresponding asset retirement liability is recorded. The liability is adjusted in subsequent periods through accretion expense. Accretion expense represents the increase in the present value of the liability due to the passage of time. The asset retirement costs capitalized as part of the carrying amount of the related asset are depreciated over the estimated useful life. In the case of reclamation, the asset is depreciated over the period the mining occurs, which in some cases, may be after initial recognition of the liability. The aggregate carrying value of all of our AROs was $145.0 million as of December 31, 2012 and $131.6 million as of December 31, 2011. The increase in the aggregate carrying value of these AROs is due to normal accretion expense and the recognition of new obligations, partially offset by cash expenditures on AROs and reductions in previous estimates.

        Environmental remediation liabilities are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. In accordance with GAAP, environmental expenditures are capitalized when such costs provide future economic benefits. Changes in laws, regulations or assumptions used in estimating these costs could have a material impact on our financial statements. The amount recorded for environmental remediation liabilities totaled $5.9 million as of December 31, 2012 and $6.7 million as of December 31, 2011.

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

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2012 dollars is $51.0 million. We have not recorded a liability for these conditional AROs at December 31, 2012 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in unconsolidated subsidiaries in accordance with GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are

CF INDUSTRIES HOLDINGS, INC.

consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.

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

        We evaluate goodwill for impairment in the fourth quarter at the reporting unit level, which in our case, are the nitrogen and phosphate segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value. We identified no goodwill impairment in our 2012 or 2011 reviews. As of December 31, 2012 and 2011, the carrying value of our goodwill, resulting mainly from the Terra acquisition, was $2.1 billion.

Fair Value Measurements

        We have classified our investments in auction rate securities included in other assets as those measured using significant unobservable inputs (Level 3 securities) under the provisions of the current rules for assessing fair value. No other assets or liabilities are classified as Level 3 items on our consolidated balance sheet as of December 31, 2012. See Note 5 to our consolidated financial statements for additional information concerning fair value measurements.

Derivative Financial Instruments

        The accounting for the change in the fair value of a derivative instrument depends on whether the instrument has been designated as a hedging instrument and whether the instrument is effective as part of a hedging relationship. Changes in the fair value of derivatives designated as cash flow hedging instruments considered effective are recorded in accumulated other comprehensive income (AOCI) as the changes occur, and are reclassified into income or expense as the hedge item is recognized in earnings. The ineffective portion of derivatives designated as cash flow hedges and changes in the fair value of derivatives not designated as hedging instruments are recorded in the statement of operations as the changes occur.

CF INDUSTRIES HOLDINGS, INC.

        Certain of our foreign currency derivatives that we use to manage our exposure to changes in exchange rates on Euro-denominated expenditures associated with our capital expansion projects have been designated as cash flow hedges. The expected cash flows for the capital projects involve the use of judgments and estimates which are subject to change. We assess, both at the hedge's inception and on an ongoing basis, whether the designated cash flow hedges are highly effective in offsetting changes in cash flows of the hedged items. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued in accordance with the derecognition criteria for hedge accounting.

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

        A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in our non-U.S. subsidiaries and corporate joint ventures which are considered to not be permanently reinvested. No deferred income tax liability is recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures which we believe to be indefinitely reinvested.

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

        In connection with our IPO in August 2005, CFI ceased to be a non-exempt cooperative for income tax purposes, and we entered into an NOL Agreement with CFI's pre-IPO owners relating to the future utilization of the pre-IPO NOLs. The NOL Agreement provided that if we ultimately could utilize the pre-IPO NOLs to offset applicable post-IPO taxable income, we would pay our pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. On January 2, 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that

CF INDUSTRIES HOLDINGS, INC.

we are entitled to retain 26.9% of any settlement realized with the IRS at the IRS Appeals level. See Note 11 to our consolidated financial statements for additional information concerning the utilization of the NOLs.

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $832.4 million at December 31, 2012, which was $112.5 million higher than pension plan assets. The December 31, 2012 PBO was computed based on a weighted average discount rate of 4.0%, which was based on yields for high-quality (Aa rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $57.5 million higher or $51.8 million lower, respectively, than the amount previously discussed.

        The weighted average discount rate used to calculate pension expense in 2012 was 4.6%. If the discount rate used to compute 2012 pension expense decreased or increased by 50 basis points, the expense would have been approximately $3.8 million higher or $2.9 million lower, respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 5.7% weighted average expected long-term rate of return on assets used to calculate pension expense in 2012 is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2012 would have been $3.0 million lower or higher, respectively. See Note 7 to our consolidated financial statements for further discussion of our pension plans.

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

        We use the equity method to account for investments in affiliates that we do not consolidate, but for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies plus the amortization expense of certain tangible and intangible assets identified as part of purchase accounting. Our judgment regarding the level of influence over our equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy decisions and material intercompany transactions. We regularly review our variable interest entities for potential changes in consolidation status.

        We eliminate from our consolidated financial results all significant intercompany transactions.

CF INDUSTRIES HOLDINGS, INC.

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

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to fertilizer sales are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea and UAN (32%) by approximately $33, $22 and $14, respectively.

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use currently are natural gas swaps and options. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        At December 31, 2012, we had open derivative contracts for 58.9 million MMBtus of natural gas, consisting primarily of options. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2012 would favorably change the fair value of these derivative positions by $28.0 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would unfavorably change their fair value by $10.3 million. At December 31, 2011, we had open derivative contracts for 156.3 million MMBtus of natural gas, consisting primarily of swaps.

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

CF INDUSTRIES HOLDINGS, INC.

also may, from time to time, purchase ammonia, granular urea, UAN, DAP and MAP to augment or replace production at our facilities.

Interest Rate Fluctuations

        As of September 30, 2012, we had two series of senior notes, each with $800.0 million outstanding and original maturity dates of May 1, 2018 and May 1, 2020. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at December 31, 2012 was approximately $2.0 billion. Borrowings under our 2012 Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2012, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, we entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our recently announced capacity expansion projects at our Donaldsonville and Port Neal facilities. At December 31, 2012, the notional amount of our open foreign currency forward contracts was approximately $884.0 million and the fair value was $15.3 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $88.4 million.

        We are also directly exposed to changes in the value of the Canadian dollar, the British pound, and the Swiss franc. We do not maintain any exchange rate derivatives or hedges related to these currencies, and prior to the fourth quarter of 2012 we did not utilize any foreign currency derivatives.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF industries Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Chicago, Illinois
February 27, 2013

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net sales	$6,104.0	$6,097.9	$3,965.0
Cost of sales	2,990.7	3,202.3	2,785.5

Gross margin	3,113.3	2,895.6	1,179.5

Selling, general and administrative expenses	151.8	130.0	106.1
Restructuring and integration costs	—	4.4	21.6
Other operating—net	49.1	20.9	166.7

Total other operating costs and expenses	200.9	155.3	294.4
Equity in earnings of operating affiliates	47.0	50.2	10.6

Operating earnings	2,959.4	2,790.5	895.7
Interest expense	135.3	147.2	221.3
Interest income	(4.3)	(1.7)	(1.5)
Loss on extinguishment of debt	—	—	17.0
Other non-operating—net	(1.1)	(0.6)	(28.8)

Earnings before income taxes and equity in earnings of non-operating affiliates	2,829.5	2,645.6	687.7
Income tax provision	964.2	926.5	273.7
Equity in earnings of non-operating affiliates—net of taxes	58.1	41.9	26.7

Net earnings	1,923.4	1,761.0	440.7
Less: Net earnings attributable to the noncontrolling interest	74.7	221.8	91.5

Net earnings attributable to common stockholders	$1,848.7	$1,539.2	$349.2

Net earnings per share attributable to common stockholders
Basic	$28.94	$22.18	$5.40

Diluted	$28.59	$21.98	$5.34

Weighted average common shares outstanding
Basic	63.9	69.4	64.7

Diluted	64.7	70.0	65.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(in millions)
Net earnings	$1,923.4	$1,761.0	$440.7
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	46.7	(7.6)	24.2
Unrealized gain on hedging derivatives—net of taxes	4.6	—	—
Unrealized gain (loss) on securities—net of taxes	2.6	1.9	(14.6)
Defined benefit plans—net of taxes	(3.5)	(40.9)	(18.3)

	50.4	(46.6)	(8.7)

Comprehensive income	1,973.8	1,714.4	432.0
Less: Comprehensive income attributable to the noncontrolling interest	75.4	221.2	92.9

Comprehensive income attributable to common stockholders	$1,898.4	$1,493.2	$339.1

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,274.9	$1,207.0
Accounts receivable—net	217.4	269.4
Inventories—net	277.9	304.2
Deferred income taxes	9.5	—
Other	27.9	18.0

Total current assets	2,807.6	1,798.6
Property, plant and equipment, net	3,900.5	3,736.0
Asset retirement obligation funds	200.8	145.4
Investments in and advances to affiliates	935.6	928.6
Goodwill	2,064.5	2,064.5
Other assets	257.9	301.4

Total assets	$10,166.9	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$366.5	$327.7
Income taxes payable	187.1	128.5
Customer advances	380.7	257.2
Notes payable	5.0	—
Deferred income taxes	—	90.1
Distributions payable to noncontrolling interest	5.3	149.7
Other	5.6	78.0

Total current liabilities	950.2	1,031.2

Notes payable	—	4.8
Long-term debt	1,600.0	1,613.0
Deferred income taxes	938.8	956.8
Other noncurrent liabilities	395.7	435.8
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2012—62,961,628 shares issued and 2011—71,935,838 shares issued	0.6	0.7
Paid-in capital	2,492.4	2,804.8
Retained earnings	3,461.1	2,841.0
Treasury stock—at cost, 2012—10,940 shares and 2011—6,515,251 shares	(2.3)	(1,000.2)
Accumulated other comprehensive loss	(49.6)	(99.3)

Total stockholders' equity	5,902.2	4,547.0
Noncontrolling interest	380.0	385.9

Total equity	6,282.2	4,932.9

Total liabilities and equity	$10,166.9	$8,974.5

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2009	$0.5	$—	$723.5	$1,048.1	$(43.2)	$1,728.9	$16.0	$1,744.9
Net earnings	—	—	—	349.2	—	349.2	91.5	440.7
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	22.8	22.8	1.4	24.2
Unrealized (loss) on securities—net of taxes	—	—	—	—	(14.6)	(14.6)	—	(14.6)
Defined benefit plans—net of taxes	—	—	—	—	(18.3)	(18.3)	—	(18.3)

Comprehensive income						339.1	92.9	432.0

Acquisition of Terra Industries Inc.	—	—	—	—	—	—	373.0	373.0
Issuance of $0.01 par value common stock in connection with acquisition of Terra Industries Inc.	0.1	—	881.9	—	—	882.0	—	882.0
Issuance of $0.01 par value common stock in connection with equity offering, net of costs of $41.4 million	0.1	—	1,108.5	—	—	1,108.6	—	1,108.6
Acquisition of treasury stock under employee stock plans	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Issuance of $0.01 par value common stock under employee stock plans	—	0.7	4.6	(0.3)	—	5.0	—	5.0
Stock-based compensation expense	—	—	7.9	—	—	7.9	—	7.9
Excess tax benefit from stock-based compensation	—	—	5.8	—	—	5.8	—	5.8
Cash dividends ($0.40 per share)	—	—	—	(26.2)	—	(26.2)	—	(26.2)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(101.1)	(101.1)
Effect of exchange rates changes	—	—	—	—	—	—	2.2	2.2

Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	1,539.2	—	1,539.2	221.8	1,761.0
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(7.0)	(7.0)	(0.6)	(7.6)
Unrealized gain on securities—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Defined benefit plans—net of taxes	—	—	—	—	(40.9)	(40.9)	—	(40.9)

Comprehensive income						1,493.2	221.2	1,714.4

Purchases of treasury stock	—	(1,000.2)	—	—	—	(1,000.2)	—	(1,000.2)
Acquisition of treasury stock under employee stock plans	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Issuance of $0.01 par value common stock under employee stock plans	—	0.4	15.5	(0.3)	—	15.6	—	15.6
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	47.2	—	—	47.2	—	47.2
Cash dividends ($1.00 per share)	—	—	—	(68.7)	—	(68.7)	—	(68.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(213.9)	(213.9)
Effect of exchange rates changes	—	—	—	—	—	—	(4.4)	(4.4)

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	1,848.7	—	1,848.7	74.7	1,923.4
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	46.0	46.0	0.7	46.7
Unrealized gain on hedging derivatives—net of taxes	—	—	—	—	4.6	4.6	—	4.6
Unrealized gain on securities—net of taxes	—	—	—	—	2.6	2.6	—	2.6
Defined benefit plans—net of taxes	—	—	—	—	(3.5)	(3.5)	—	(3.5)

Comprehensive income						1,898.4	75.4	1,973.8

Purchases of treasury stock	—	(500.0)	—	—	—	(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(2.3)	—	—	—	(2.3)	—	(2.3)
Issuance of $0.01 par value common stock under employee stock plans	—	—	14.6	—	—	14.6	—	14.6
Stock-based compensation expense	—	—	11.1	—	—	11.1	—	11.1
Excess tax benefit from stock-based compensation	—	—	36.1	—	—	36.1	—	36.1
Cash dividends ($1.60 per share)	—	—	—	(102.7)	—	(102.7)	—	(102.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(83.1)	(83.1)
Effect of exchange rates changes	—	—	—	—	—	—	1.8	1.8

Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(in millions)
Operating Activities:
Net earnings	$1,923.4	$1,761.0	$440.7
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	419.8	416.2	394.8
Deferred income taxes	(138.4)	(32.9)	88.6
Stock compensation expense	11.9	10.6	8.3
Excess tax benefit from stock-based compensation	(36.1)	(47.2)	(5.8)
Unrealized (gain) loss on derivatives	(78.8)	77.3	(9.4)
Loss on extinguishment of debt	—	—	17.0
Gain on sale of marketable equity securities	—	—	(28.3)
Loss on disposal of property, plant and equipment and non-core assets	5.5	8.8	11.0
Undistributed earnings of affiliates—net of taxes	(14.9)	(13.5)	(49.9)
Changes in (net of effects of acquisition):
Accounts receivable	53.2	(35.5)	70.6
Margin deposits	0.8	1.4	(5.1)
Inventories	34.8	(38.5)	79.8
Accrued income taxes	58.7	101.6	95.7
Accounts payable and accrued expenses	25.5	5.2	(71.3)
Customer advances	123.3	(174.3)	166.4
Other—net	(13.1)	38.7	(8.7)

Net cash provided by operating activities	2,375.6	2,078.9	1,194.4

Investing Activities:
Additions to property, plant and equipment	(523.5)	(247.2)	(258.1)
Proceeds from sale of property, plant and equipment and non-core assets	17.0	54.7	16.5
Purchases of short-term and auction rate securities	—	—	(28.6)
Sales and maturities of short-term and auction rate securities	48.4	37.9	238.2
Sale of marketable equity securities	—	—	167.1
Deposits to asset retirement obligation funds	(55.4)	(50.4)	(58.5)
Purchase of Terra Industries Inc.—net of cash acquired	—	—	(3,177.8)
Other—net	—	31.2	31.0

Net cash used in investing activities	(513.5)	(173.8)	(3,070.2)

Financing Activities:
Proceeds from long-term borrowings	—	—	5,197.2
Payments of long-term debt	(13.0)	(346.0)	(4,008.7)
Advances from unconsolidated affiliates	40.5	—	—
Repayments of advances from unconsolidated affiliates	(40.5)	—	—
Financing fees	—	(1.5)	(209.1)
Dividends paid on common stock	(102.7)	(68.7)	(26.2)
Dividends paid to former Terra stockholders	—	—	(20.0)
Distributions to noncontrolling interest	(231.8)	(145.7)	(117.0)
Issuance of common stock	—	—	1,150.0
Issuances of common stock under employee stock plans	14.6	15.5	5.0
Purchase of treasury stock	(500.0)	(1,000.2)	—
Excess tax benefit from stock-based compensation	36.1	47.2	5.8

Net cash (used in) provided by financing activities	(796.8)	(1,499.4)	1,977.0

Effect of exchange rate changes on cash and cash equivalents	2.6	3.6	(0.6)

Increase in cash and cash equivalents	1,067.9	409.3	100.6
Cash and cash equivalents at beginning of period	1,207.0	797.7	697.1

Cash and cash equivalents at end of period	$2,274.9	$1,207.0	$797.7

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

  •
  an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

  •
  joint venture investments that we account for under the equity method, which consist of:

  •
  a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving primarily the British agricultural and industrial markets;

  •
  a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

  •
  a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

CF INDUSTRIES HOLDINGS, INC.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. (CF Holdings) and its subsidiaries, including CF Industries, Inc. (CF), except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In these notes to our consolidated financial statements, certain prior year amounts have been reclassified to conform to the current year's presentation.

2.     Summary of Significant Accounting Policies

Consolidation and Noncontrolling Interest

        The consolidated financial statements of CF Holdings include the accounts of CF, all majority-owned subsidiaries and variable interest entities in which CF Holdings or a subsidiary is the primary beneficiary. All significant intercompany transactions and balances have been eliminated.

        CFL is a variable interest entity that is consolidated in the financial statements of CF Holdings. CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada and supplies fertilizer products to CF and Viterra Inc. (Viterra). CF Industries, Inc. owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common stock and non-voting preferred stock of CFL. The remaining 17% of the voting common stock is owned by GROWMARK, Inc. and La Coop fédérée. Viterra's 34% interest in the distributed and undistributed earnings of CFL is included in noncontrolling interest reported in the consolidated statement of operations. The interests of Viterra and the holders of 17% of CFL's common shares are included in noncontrolling interest reported on the consolidated balance sheet. During the second half of 2012, we entered into agreements to purchase all of the noncontrolling interests in CFL. For additional information, see Note 4—Noncontrolling Interest.

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

Revenue Recognition

        The basic criteria necessary for revenue recognition are: (1) evidence that a sales arrangement exists, (2) delivery of goods has occurred, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales (when title transfers to the customer) regardless of when the customer advances are received.

        We offer certain incentives that typically involve rebates if a customer reaches a specified level of purchases. Incentives are accrued monthly and reported as a reduction in net sales. This process is intended to report sales at the ultimate net realized price and requires the use of estimates.

CF INDUSTRIES HOLDINGS, INC.

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

Investments

        Short-term investments and noncurrent investments are accounted for primarily as available-for-sale securities reported at fair value with changes in fair value reported in other comprehensive income unless fair value is below amortized cost (i.e., the investment is impaired) and the impairment is deemed other-than-temporary, in which case, some or all of the decline in value would be charged to earnings. The carrying values of short-term investments approximate fair values because of the short maturities and the highly liquid nature of these investments.

        We also hold auction rate securities (ARS), which are included in other assets. They are classified as noncurrent assets as a result of continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other market trading mechanisms develop. We intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that these securities will need to be sold prior to their recovery in value. Therefore, we expect to recover our cost basis in the investments. As a result, the unrealized holding loss on the ARS is classified as a temporary impairment and is reported in other comprehensive income.

        Also included in our investments are a trust fund and an escrow account that we utilize as a means of complying with regulations and consent decrees pertaining to financial assurance requirements for certain asset retirement obligations (AROs) in Florida. These ARO funds are carried at fair value as noncurrent assets on the consolidated balance sheet. Contributions to the ARO funds are reported in the consolidated statements of cash flow as investing activities.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. A receivable is past due if payments have not been received within the agreed-upon invoice terms. Account balances are charged-off against the allowance when management determines that it is probable that the receivable will not be recovered.

        Accounts receivable includes trade receivables and non-trade receivables such as miscellaneous non-product related billings.

Inventories

        Fertilizer inventories are reported at the lower of cost or net realizable value with cost determined on a first-in, first-out or average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs. Net realizable value is reviewed at least quarterly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.

CF INDUSTRIES HOLDINGS, INC.

Investments in and Advances to Unconsolidated Affiliates

        The equity method of accounting is used for investments in affiliates that we do not consolidate, but over which we have the ability to exercise significant influence. Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor, respectively. Losses in the value of an investment in an unconsolidated affiliate, which are other than temporary, are recognized when the current fair value of the investment is less than its carrying value. Investments in and advances to unconsolidated affiliates is included in the Other segment in our segment disclosures.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation, depletion and amortization are computed using the units-of-production method or the straight-line method. Depreciable lives are as follows:

Years
Mobile and office equipment	3 to 12
Production facilities and related assets	3 to 25
Mining assets and phosphogypsum stacks	20
Land improvements	10 to 20
Buildings	10 to 45

        We periodically review the depreciable lives assigned to production facilities and related assets, as well as estimated production capacities used to develop units-of-production (UOP) depreciation expense, and we change the estimates to reflect the results of those reviews.

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at the Company's continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated

CF INDUSTRIES HOLDINGS, INC.

statements of cash flows. For additional information, see Note 18—Property, Plant and Equipment—Net.

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

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. We perform our annual goodwill impairment review in the fourth quarter of each year at the reporting unit level, which in our case, are the nitrogen and phosphate segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value.

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

Derivative Financial Instruments

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments currently used are fixed price swaps and options traded in the over-the-counter markets. The derivatives reference primarily NYMEX futures contract prices, which represent the basis for fair value at any given time. These derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. In order to manage our exposure to changes in foreign currency exchange rates, we use foreign currency derivatives, primarily forward exchange contracts.

        The accounting for the change in the fair value of a derivative instrument depends on whether the instrument has been designated as a hedging instrument and whether the instrument is effective as part of a hedging relationship. Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recorded in the statement of operations as the changes occur. Changes in the fair value of derivatives designated as cash flow hedging instruments considered effective are recorded in accumulated other comprehensive income (AOCI) as the changes occur, and are reclassified into income or expense as the hedge item is recognized in earnings.

        Derivative financial instruments are accounted for at fair value and recognized as current or noncurrent assets and liabilities on our consolidated balance sheet. The fair values of derivative instruments and any related cash collateral are reported on a gross basis rather than on a net basis.

        Cash flows related to natural gas derivatives are reported as operating activities. Cash flows related to foreign currency derivatives are reported as investing activities since they hedge future payments for the construction of long term assets.

        We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. For additional information, see Note 25—Derivative Financial Instruments.

Asset Retirement Obligations

        Asset Retirement Obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information, see Note 10—Asset Retirement Obligations.

CF INDUSTRIES HOLDINGS, INC.

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

Stock-based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan. The awards that have been granted to date are nonqualified stock options and restricted stock. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. For additional information, see Note 27—Stock-Based Compensation.

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

CF INDUSTRIES HOLDINGS, INC.

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

Foreign Currency Translation

        Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of accumulated other comprehensive income within stockholders' equity. Results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in net income. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature are reported in other comprehensive income.

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

        In June 2011, the FASB issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). This standard requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the

CF INDUSTRIES HOLDINGS, INC.

statement of equity. In December 2011, the FASB deferred the new requirement to present the reclassification components of other comprehensive income in the statement of operations by issuing ASU No. 2011-12. (See discussion of ASU No. 2013-02 below.) The remaining components of the original ASU No. 2011-05 are effective for interim and annual reporting periods beginning on or after December 15, 2011. We adopted this standard in the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

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

Recently Issued Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments, and the effect these arrangements have on the entity's financial position. In January 2013, the FASB issued an amendment to ASU No. 2011-11 (ASU No. 2013-01) clarifying that its scope applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These standards are effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We do not expect the adoption of these standards to have a significant impact on our consolidated financial statement disclosures.

        In February 2013, the FASB issued a standard pertaining to the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) (ASU No. 2013-02). The standard requires that an entity provide, by component, information regarding the amounts reclassified out of AOCI, either on the face of the statement of operations or in the notes, and an indication as to the line items in the statement of operations that the amounts were reclassified to. In addition, in certain cases, an entity is required to cross-reference to other disclosures that provide additional details about the reclassified amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

CF INDUSTRIES HOLDINGS, INC.

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

        CFL's net sales were $217.1 million and $709.6 million and $454.0 million, for 2012, 2011 and 2010, respectively. CFL's net sales in 2012 were impacted by the selling price modification discussed further below. CFL's assets and liabilities at December 31, 2012 were $108.1 million and $57.6 million, respectively, and at December 31, 2011 were $528.5 million and $479.5 million, respectively.

        Because CFL's functional currency is the Canadian dollar, consolidation of CFL results in a cumulative foreign currency translation adjustment, which is reported in other comprehensive income (loss). In accordance with CFL's governing agreements, CFL's net earnings are distributed to its members annually based on approval by CFL's shareholders. A portion of the amounts reported as noncontrolling interest in the consolidated statements of operations represents Viterra's 34% interest in the earnings of CFL, while a portion of the amounts reported as noncontrolling interest on our consolidated balance sheets represent the interests of Viterra and the holders of 17% of CFL's common shares.

        CF Industries, Inc. operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and granular urea production pursuant to a product purchase agreement. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, CF Industries, Inc. is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year. Both the management agreement and the product purchase agreement can be terminated by either CF Industries, Inc. or CFL upon a twelve-month notice.

        Under the product purchase agreements that were in effect until the fourth quarter of 2012, both CF Industries, Inc. and Viterra paid the greater of production cost or market price for purchases. An initial portion of the selling price was paid based upon production cost plus an agreed-upon margin once title passes as the products were shipped. The remaining portion of the selling price, representing the difference between the market price and production cost plus an agreed-upon margin, was paid after the end of the year. The sales revenue attributable to this remaining portion of the selling price was accrued on an interim basis. In the Company's consolidated financial statements, the net sales and accounts receivable attributable to CFL are solely generated by transactions with Viterra, as all transactions with CF Industries are eliminated in consolidation. At December 31, 2012 and December 31, 2011, the net receivable due from Viterra related to the product purchases that was reflected on our consolidated balance sheets was $2.0 million and $141.0 million, respectively. See further discussion below regarding a modification to the CFL selling prices which reduced the net receivable due from Viterra.

CF INDUSTRIES HOLDINGS, INC.

        The product purchase agreements also provide that CFL will distribute its net earnings to CF Industries, Inc. and Viterra annually based on the respective quantities of product purchased from CFL. The net earnings attributable to Viterra that are reported in noncontrolling interest on the consolidated balance sheets at December 31, 2012 and December 31, 2011 were approximately $5.3 million and $149.7 million, respectively. The annual distribution is paid after the end of the year. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends.

        In August 2012, CF Industries Holdings, Inc. entered into an agreement to acquire Viterra's interest in CFL for a total purchase price of C$0.9 billion, subject to certain adjustments. In October 2012, we entered into an agreement with each of GROWMARK, Inc. and La Coop fédérée to acquire the common shares of CFL owned by those parties. As a result of these transactions, we will own 100% of CFL and will be entitled to purchase 100% of CFL's nitrogen fertilizer production. The completion of these transactions is subject to the receipt of regulatory approvals in Canada and other terms and conditions in the definitive agreements.

        In the fourth quarter of 2012, the CFL Board of Directors approved an amendment to the product purchase agreements. The amendment modified the selling prices that CFL charges for products sold to Viterra and CF Industries. The modified selling prices are based on production cost plus an agreed-upon margin and are effective retroactive to January 1, 2012. As a result of the January 1, 2012 effective date, the Company has recognized in its fourth quarter 2012 consolidated statement of operations a reduction in net sales to Viterra of $129.7 million and a corresponding reduction in earnings attributable to the noncontrolling interest to reverse the interim market price accruals recognized in the first three quarters of 2012. The net effect of this change had no impact on the Company's net earnings attributable to common stockholders, but did reduce the Company's reported net sales, gross margin, operating earnings and earnings before income taxes by $129.7 million in the fourth quarter. The selling price modification also had no impact on the Company's net cash flows as the selling price modification was entirely offset by a change in the distributions payable to the noncontrolling interest.

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

CF INDUSTRIES HOLDINGS, INC.

extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In each of the applicable quarters of 2012, 2011 and 2010, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2012, 2011, and 2010 were $234.0 million, $214.2 million and $49.0 million, respectively.

        At December 31, 2012, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to the noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2012			2011			2010
	CFL	TNCLP	Total	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0	$16.0	$—	$16.0
Terra acquistion	—	—	—	—	—	—	—	373.0	373.0
Earnings attributable to noncontrolling interest	3.5	71.2	74.7	154.0	67.8	221.8	75.8	15.7	91.5
Declaration of distributions payable	(5.3)	(77.8)	(83.1)	(149.7)	(64.2)	(213.9)	(78.0)	(23.1)	(101.1)
Effect of exchange rate changes	2.5	—	2.5	(5.0)	—	(5.0)	3.6	—	3.6

Ending balance	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0

Distributions payable to noncontrolling interest
Beginning balance	$149.7	$—	$149.7	$78.0	$—	$78.0	$92.1	$—	$92.1
Declaration of distributions payable	5.3	77.8	83.1	149.7	64.2	213.9	78.0	23.1	101.1
Distributions to noncontrolling interest	(154.0)	(77.8)	(231.8)	(81.5)	(64.2)	(145.7)	(93.9)	(23.1)	(117.0)
Effect of exchange rate changes	4.3	—	4.3	3.5	—	3.5	1.8	—	1.8

Ending balance	$5.3	$—	$5.3	$149.7	$—	$149.7	$78.0	$—	$78.0

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents, short-term investments and other investments consist of the following:

	December 31, 2012				December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$106.0	$—	$—	$106.0	$99.8	$—	$—	$99.8
U.S. and Canadian government obligations	1,996.9	—	—	1,996.9	515.0	—	—	515.0
Other debt securities	172.0	—	—	172.0	592.2	—	—	592.2

Total cash and cash equivalents	$2,274.9	$—	$—	$2,274.9	$1,207.0	$—	$—	$1,207.0
Investments in auction rate securities	27.3	—	(1.3)	26.0	75.6	—	(4.7)	70.9
Asset retirement obligation funds	200.8	—	—	200.8	145.4	—	—	145.4
Nonqualified employee benefit trusts	21.2	0.8	—	22.0	20.3	—	(0.1)	20.2

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at December 31, 2012 and 2011 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,274.9	$2,274.9	$—	$—
Unrealized gains on derivative instruments	17.3	—	17.3	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	26.0	—	—	26.0
Nonqualified employee benefit trusts	22.0	22.0	—	—

Total assets at fair value	$2,541.0	$2,497.7	$17.3	$26.0

Unrealized losses on derivative instruments	$5.6	$—	$5.6	$—

Total liabilities at fair value	$5.6	$—	$5.6	$—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,207.0	$1,207.0	$—	$—
Unrealized gains on derivative instruments	0.5	—	0.5	—
Asset retirement obligation funds	145.4	145.4	—	—
Investments in auction rate securities	70.9	—	—	70.9
Nonqualified employee benefit trust	20.2	20.2	—	—

Total assets at fair value	$1,444.0	$1,372.6	$0.5	$70.9

Unrealized losses on derivative instruments	$74.7	$—	$74.7	$—

Total liabilities at fair value	$74.7	$—	$74.7	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At December 31, 2012 and 2011, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Derivative Instruments

        The derivative instruments that we currently use are fixed price natural gas swaps and options and foreign currency forward contracts traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, LA and Port Neal, IA capital expansion projects. The natural gas contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized and unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 25—Derivative Financial Instruments for additional information.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain AROs in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a 2010 Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these investments are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See

CF INDUSTRIES HOLDINGS, INC.

Note 10—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost basis.

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. They are classified as noncurrent assets as a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop. These ARS have maturities that range up to 35 years, with 63% of the carrying value maturing in 20 to 30 years.

        We currently intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income (loss). During 2012, $48.4 million of our ARS were redeemed at par.

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

(in millions)
Fair value, December 31, 2011	$70.9
Sales and redemptions	(48.4)
Unrealized loss included in other comprehensive income	3.5

Fair value, December 31, 2012	$26.0

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the net asset values (NAV) of the investments. These trusts are included on our consolidated balance sheet in other assets.

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$1,848.7	$1,539.2	$349.2

Basic earnings per common share:
Weighted average common shares outstanding	63.9	69.4	64.7

Net earnings attributable to common stockholders	$28.94	$22.18	$5.40

Diluted earnings per common share:
Weighted average common shares outstanding	63.9	69.4	64.7
Dilutive common shares—stock options	0.8	0.6	0.7

Diluted weighted average shares outstanding	64.7	70.0	65.4

Net earnings attributable to common stockholders	$28.59	$21.98	$5.34

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, anti-dilutive stock options were insignificant.

        In August 2011, our Board of Directors authorized a program to repurchase Company common stock for a total expenditure of up to $1.5 billion plus program expenses (the 2011 Stock Repurchase Program). In the second half of 2011, we repurchased 6.5 million shares for $1.0 billion and during the second quarter of 2012, we repurchased an additional 3.1 million shares under the program for $500.0 million, thereby completing the 2011 Stock Repurchase Program. The impact of the share repurchase program on weighted average shares outstanding is reflected in the table above. Also, see Note 26—Stockholders' Equity.

7.     Pension and Other Postretirement Benefits

        Through December 31, 2012, we maintained four funded defined benefit pension plans; two U.S. plans and two Canadian plans. Three of the four plans have been closed to new employees. One of our Canadian plans has remained open to new employees. As of January 1, 2013, we adopted amendments to our U.S. pension plans to combine them into a single plan and provide a pension benefit to eligible U.S. employees not previously covered by the U.S. plans. These amendments had no impact on our net periodic benefit cost in 2012 or our benefit obligation or funded status, as of December 31, 2012.

        We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location. In 2012, we recognized a curtailment of U.S. retiree medical benefits as described in more detail in this Note 7.

CF INDUSTRIES HOLDINGS, INC.

        Our plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheet for our U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2012	2011	2012	2011
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$653.4	$596.4	$—	$—
Return on plan assets	76.5	66.1	—	—
Funding contributions	20.1	23.8	—	—
Benefit payments	(33.3)	(30.5)	—	—
Foreign currency translation	3.2	(2.4)	—	—

Fair value of plan assets December 31	719.9	653.4	—	—

Change in benefit obligation
Benefit obligation at January 1	(763.3)	(681.2)	(92.8)	(83.8)
Curtailment	—	—	24.3	—
Service cost	(12.4)	(11.3)	(2.1)	(2.7)
Interest cost	(34.4)	(35.8)	(3.3)	(4.3)
Benefit payments	33.3	30.5	5.1	4.4
Foreign currency translation	(3.3)	2.6	(0.1)	0.1
Change in assumptions and other	(52.3)	(68.1)	(0.7)	(6.5)

Benefit obligation at December 31	(832.4)	(763.3)	(69.6)	(92.8)

Funded status as of year end	$(112.5)	$(109.9)	$(69.6)	$(92.8)

        In the table above, the line titled "Change in assumptions and other" reflects the impact of changes in discount rates and other assumptions such as rates of retirement and mortality.

        Amounts recognized on the consolidated balance sheet consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Other noncurrent asset	$0.4	$4.1	$—	$—
Accrued expenses	—	—	(4.9)	(4.7)
Other noncurrent liability	(112.9)	(114.0)	(64.7)	(88.1)

	$(112.5)	$(109.9)	$(69.6)	$(92.8)

CF INDUSTRIES HOLDINGS, INC.

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2012	2011	2012	2011
	(in millions)
Transition obligation	$—	$—	$—	$0.3
Prior service cost	1.8	0.2	0.4	0.4
Net actuarial loss	126.2	126.9	10.9	24.2

	$128.0	$127.1	$11.3	$24.9

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost for benefits earned during the period	$12.4	$11.3	$9.7	$2.1	$2.7	$2.1
Interest cost on projected benefit obligation	34.4	35.8	30.9	3.3	4.3	3.4
Expected return on plan assets	(34.6)	(35.1)	(31.4)	—	—	—
Curtailment	—	—	—	(10.9)	—	—
Amortization of transition obligation	—	—	—	0.3	0.4	0.4
Amortization of prior service cost	0.1	0.1	0.2	0.1	—	—
Amortization of actuarial loss	9.8	6.0	3.3	0.6	0.9	0.2

Net periodic benefit cost (income)	22.1	18.1	12.7	(4.5)	8.3	6.1

Net actuarial loss (gain)	9.1	36.1	28.6	(12.7)	6.2	12.1
Prior service cost	1.7	—	—	—	0.4	—
Amortization of transition obligation	—	—	—	(0.3)	(0.4)	(0.3)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)	—	—
Amortization of actuarial loss	(9.8)	(6.0)	(3.3)	(0.5)	(1.0)	(0.2)

Total recognized in accumulated other comprehensive loss	0.9	30.0	25.2	(13.6)	5.2	11.6

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$23.0	$48.1	$37.9	$(18.1)	$13.5	$17.7

        In the third quarter of 2012, we approved and implemented a reduction in certain retiree medical benefits. This curtailment of benefits resulted in a $24.3 million reduction in the retiree medical liability. Of the $24.3 million reduction, $13.4 million was recognized in other comprehensive income (included in Net actuarial (gain) loss in the table above) and $10.9 million was recognized in net periodic benefit plan cost (income). Of the $10.9 million, $9.6 million was reported in cost of sales and $1.3 million was reported in selling, general and administrative expenses.

CF INDUSTRIES HOLDINGS, INC.

        Amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows:

	Pension Plans	Retiree Medical
	(in millions)
Net transition obligation	$—	$—
Prior service cost	0.2	0.1
Net actuarial loss	11.2	0.4

        Presented below is information by pension plan regarding the benefit obligation, fair value of plan assets, net periodic benefit cost, and funding contributions. Amounts identified as Terra plans relate to benefit plans acquired as part of the Terra acquisition in 2010.

	CF U.S. Plan	Terra U.S. Plan	CF Canadian Plan	Terra Canadian Plan	Consolidated
	(in millions)
2012
As of year-end
Fair value of plan assets	$293.6	$308.4	$45.0	$72.9	$719.9
Benefit obligation	(363.0)	(340.2)	(56.7)	(72.5)	(832.4)
Accumulated benefit obligation	(315.8)	(326.3)	(43.3)	(69.7)	(755.1)
For the year
Net periodic benefit cost	16.3	3.1	2.7	—	22.1
Funding contributions	9.3	3.3	4.9	2.6	20.1
2011
As of year-end
Fair value of plan assets	$262.6	$286.7	$37.8	$66.3	$653.4
Benefit obligation	(333.0)	(324.7)	(43.4)	(62.2)	(763.3)
Accumulated benefit obligation	(289.0)	(312.2)	(34.8)	(59.7)	(695.7)
For the year
Net periodic benefit cost	12.8	2.5	2.5	0.3	18.1
Funding contributions	8.7	3.3	9.0	2.8	23.8

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our consolidated pension funding contributions for 2013 are estimated to be approximately $23.2 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

CF INDUSTRIES HOLDINGS, INC.

        The expected future pension and retiree medical benefit payments are as follows:

	Pension benefit	Retiree medical
	(in millions)
2013	$35.2	$4.9
2014	37.1	5.3
2015	38.7	5.6
2016	40.9	5.8
2017	43.1	6.0
5 years thereafter	245.0	27.4

        The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2012	2011	2010	2012	2011	2010
Weighted average discount rate—obligation	4.0%	4.6%	5.4%	3.3%	4.3%	5.1%
Weighted average discount rate—expense	4.6%	5.4%	6.0%	4.3%	5.1%	5.6%
Weighted average rate of increase in future compensation	4.0%	4.0%	4.2%	n/a	n/a	n/a
Weighted average expected long-term rate of return on assets—expense	5.7%	6.1%	6.6%	n/a	n/a	n/a

        The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (Aa rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation.

        The expected long-term rate of return on assets is based on analyses of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2013, our weighted average expected long-term rate of return on assets is 5.1%.

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2012 is 8.0% grading down to 5.0% in 2018 and thereafter. At December 31, 2011, the trend rate was 8.5%, grading down to 5.0% in 2018 and thereafter. A one-percentage point change in the assumed health care cost trend rate at December 31, 2012 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2012	17%	(14)%
Benefit obligation at December 31, 2012	10%	(9)%

CF INDUSTRIES HOLDINGS, INC.

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

        The target asset allocation for the CF U.S. plan is 75% non-equity and 25% equity, and for the Terra U.S. plan is 85% non-equity and 15% equity, which has been determined based on analysis of actual historical rates of return and plan needs and circumstances. The equity investments are tailored to exceed the growth of the benefit obligation and are a combination of U.S. and non-U.S. total stock market index mutual funds. The non-equity investments consist primarily of investments in debt securities and money market instruments that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status. This investment strategy is achieved through the use of mutual funds and individual securities.

        The target asset allocation for the CF Canadian plan is 60% non-equity and 40% equity, and for the Terra Canadian plan is 75% non-equity and 25% equity. The equity investments are passively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality passively managed portfolios that diversify assets across economic sectors, countries and maturity spectrums. This investment strategy is achieved through the use of mutual funds.

        The fair values of our U.S. and Canadian pension plan assets at December 31, 2012 and December 31, 2011, by major asset class are as follows:

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$14.6	$14.6	$—	$—
Equity mutual funds
Index equity(2)	117.7	117.7	—	—
Pooled equity(3)	37.9	—	37.9	—
Fixed income
U.S. Treasury bonds and notes(4)	18.3	18.3	—	—
Mutual funds(5)	82.5	—	82.5	—
Corporate bonds and notes(6)	399.8	—	399.8	—
Government and agency securities(7)	58.6	—	58.6	—
Other(8)	2.5	—	2.5	—

Total assets at fair value	$731.9	$150.6	$581.3	$—

Accruals and payables—net	(12.0)

Total assets	$719.9

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2011
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$13.5	$13.5	$—	$—
Equity mutual funds
Index equity(2)	103.8	103.8	—	—
Pooled equity(3)	36.2	—	36.2	—
Fixed income
U.S. Treasury bonds and notes(4)	13.2	13.2	—	—
Mutual funds(5)	103.6	—	103.6	—
Corporate bonds and notes(6)	330.5	—	330.5	—
Government and agency securities(7)	60.7	—	60.7	—
Other(8)	2.8	—	2.8	—

Total assets at fair value	$664.3	$130.5	$533.8	$—

Accruals and payables—net	(10.9)

Total assets	$653.4

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

(5)
The fixed income mutual funds are actively managed bond funds that invest in investment-grade corporate debt, various governmental debt obligations and mortgage-backed securities with varying maturities. They are classified as Level 2 investments valued using NAV as determined by the fund manager.

(6)
Corporate bonds and notes are traded and private placement securities valued by institutional bond pricing services which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models. These securities are classified as Level 2.

(7)
Government and agency securities consist of U.S. Federal and other government and agency debt securities which are classified as Level 2 securities.

CF INDUSTRIES HOLDINGS, INC.

(8)
Other includes primarily collateralized mortgage obligations and asset-backed securities which are valued through pricing models of reputable third party sources based on market data and are classified as Level 2 investments.

        We have defined contribution plans covering substantially all employees. Depending on the specific provisions of each plan, the company may provide basic contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. In 2012, 2011 and 2010, company contributions to the defined contribution plans were $14.2 million, $11.8 million, and $12.7 million, respectively. As of January 1, 2013, we adopted amendments to our U.S. qualified defined contribution plans to combine them into a single plan.

        In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $2.5 million and $19.7 million at December 31, 2012 and $2.0 million and $19.3 million at December 31, 2011, respectively. We recognized expense for these plans of $1.7 million, $1.6 million and $1.5 million in 2012, 2011 and 2010, respectively.

        We maintain incentive compensation plans that cover virtually all employees. The aggregate awards under the plans are based on predetermined targets and can include both financial and operating performance measures. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense for these plans of $35.9 million, $26.2 million and $16.5 million in 2012, 2011 and 2010, respectively.

8.     Other Operating—Net

        Details of other operating—net are as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Loss on property, plant and equipment and non-core assets—net	$5.5	$7.5	$11.6
Engineering studies	21.9	—	—
Business combination costs	—	—	144.6
Closed facilities costs	13.3	8.1	6.5
Other	8.4	5.3	4.0

	$49.1	$20.9	$166.7

        In 2011, we recorded a non-cash impairment charge of $34.8 million related to a former methanol plant at our Woodward, Oklahoma nitrogen complex. The Woodward complex was acquired in the Terra acquisition and was able to produce nitrogen fertilizers and methanol. Based on a strategic review, management approved the shutdown and removal of the methanol plant, resulting in recognition of an impairment charge, which is included in the first line of the table above. In February 2011, we sold four of our dry product warehouses to GROWMARK and realized a pre-tax gain of $32.5 million, which is also included in the first line in the table above.

        Engineering studies includes detailed design work, feasibility studies and cost estimates for certain proposed capital projects at our manufacturing complexes.

CF INDUSTRIES HOLDINGS, INC.

        Business combination costs include expenses associated with the Terra acquisition, including the $123 million termination fee that was paid on behalf of Terra to Yara International ASA. For additional discussion of the Terra acquisition, see Note 12—Terra Acquisition.

        Closed facilities costs includes environmental remediation costs and provisions for AROs and site maintenance costs associated with our closed facilities.

        Other includes losses (gains) on foreign currency derivatives, litigation related costs and other transactions.

9.     Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Interest on borrowings	$112.2	$113.9	$114.8
Fees on financing agreements	32.1	40.3	114.2
Interest capitalized and other	(9.0)	(7.0)	(7.7)

	$135.3	$147.2	$221.3

        The fees on financing agreements for the year ended December 31, 2012 includes $15.2 million of accelerated amortization of deferred fees related to the termination of a credit agreement in May 2012. Refer to Note 22—Financing Agreements, for additional information. The fees on financing agreements for the year ended December 31, 2011 includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of a senior secured term loan. The fees on financing agreements for the year ended December 31, 2010, includes $85.9 million of accelerated amortization of debt issuance costs recognized upon repayment of the senior secured bridge loan and partial repayment of the senior secured term loan.

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

	Phosphogypsum Stack System Costs	Mine Reclamation Costs	Other AROs	Total
		(in millions)
Obligation at December 31, 2009	$51.5	$46.1	$6.1	$103.7
Accretion expense	3.9	4.5	0.3	8.7
Liabilities incurred	—	1.0	—	1.0
Expenditures	(5.5)	(3.2)	—	(8.7)
Change in estimate	2.2	12.9	—	15.1

Obligation at December 31, 2010	52.1	61.3	6.4	119.8
Accretion expense	3.9	5.1	0.4	9.4
Liabilities incurred	—	2.4	—	2.4
Expenditures	(2.8)	(2.7)	(0.5)	(6.0)
Change in estimate	1.7	1.5	2.8	6.0

Obligation at December 31, 2011	54.9	67.6	9.1	131.6
Accretion expense	4.1	5.3	0.4	9.8
Liabilities incurred	12.5	0.9	—	13.4
Expenditures	(1.5)	(3.3)	(1.4)	(6.2)
Change in estimate	0.1	(3.8)	0.1	(3.6)

Obligation at December 31, 2012	$70.1	$66.7	$8.2	$145.0

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

CF INDUSTRIES HOLDINGS, INC.

        The $6.0 million change in estimate in 2011 relates primarily to changes in the scope of closure activities of our Bartow phosphogypsum stack system and mine reclamation activities at our Hardee County, Florida phosphate rock mine. Of this amount, $6.6 million was charged to earnings and an offsetting $0.6 million was recorded as a decrease in property, plant and equipment.

        The $3.6 million change in estimate in 2012 relates primarily to changes in mining and reclamation plans at our Hardee County, Florida phosphate rock mine. Of this amount, $6.5 million was recorded as a decrease in property, plant and equipment and $2.9 million was charged to cost of sales. The $13.4 million liability incurred in 2012 relates primarily to the expansion of our phosphogysum stack at the Plant City, Florida phosphate facility. This expansion will allow us to continue to operate the Plant City facility through the life of our current phosphate rock reserves.

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. There are two sources of these financial assurance requirements. First, in 2010, we entered into a consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). Second, the State of Florida financial assurance regulations (Florida Financial Assurance) apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We have established a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). In October 2012, we deposited $53.0 million into the trust for the Plant City Consent Decree, thereby reaching full funding of that obligation, and we expect to fund the remaining approximately $4.0 million in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding will be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At December 31, 2012 and December 31, 2011, the balance in the ARO funds was $200.8 million and $145.4 million, respectively.

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

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2012 dollars is $51.0 million. We have not recorded a liability for these

CF INDUSTRIES HOLDINGS, INC.

conditional AROs at December 31, 2012 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

11.   Income Taxes

        The components of earnings before income taxes and equity in earnings of non-operating affiliates are as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Domestic	$2,629.0	$2,502.0	$591.8
Non-U.S.	200.5	143.6	95.9

	$2,829.5	$2,645.6	$687.7

        The components of the income tax provision are as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Current
Federal	$915.4	$811.4	$141.7
Foreign	56.0	31.5	8.6
State	131.2	116.5	34.8

	1,102.6	959.4	185.1

Deferred
Federal	(130.2)	(63.0)	79.8
Foreign	(4.5)	(2.8)	(5.1)
State	(3.7)	32.9	13.9

	(138.4)	(32.9)	88.6

Income tax provision	$964.2	$926.5	$273.7

CF INDUSTRIES HOLDINGS, INC.

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2012		2011		2010
	(in millions, except percentages)
Earnings before income taxes and equity in earnings of unconsolidated affiliates	$2,829.5		$2,645.6		$687.7

Expected tax at U.S. statutory rate	990.3	35.0%	925.9	35.0%	240.7	35.0%
State income taxes, net of federal	82.9	2.9%	88.6	3.3%	31.6	4.6%
Net earnings attributable to the noncontrolling interest	(26.2)	(0.9)%	(77.6)	(2.9)%	(32.0)	(4.7)%
U.S. manufacturing profits deduction	(47.0)	(1.7)%	(39.0)	(1.5)%	(10.7)	(1.6)%
Difference in tax rates on foreign earnings	(43.3)	(1.5)%	5.8	0.2%	(19.6)	(2.8)%
Depletion	(8.0)	(0.3)%	(8.6)	(0.3)%	—	—
Non-deductible transaction costs	—	—	—	—	47.8	7.0%
Valuation allowance	16.5	0.6%	29.8	1.1%	12.0	1.7%
Non-deductible capital costs	0.2	—	0.6	—	2.0	0.3%
Other	(1.2)	—	1.0	0.1%	1.9	0.3%

Income tax at effective rate	$964.2	34.1%	$926.5	35.0%	$273.7	39.8%

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage—sourced	$94.3	$94.9
Other net operating loss carryforwards	70.8	54.9
Retirement and other employee benefits	92.1	106.6
Asset retirement obligations	31.8	25.3
Unrealized loss on investments	0.2	22.9
Other	56.7	54.1

	345.9	358.7
Valuation allowance	(176.1)	(162.8)

	169.8	195.9

Deferred tax liabilities
Depreciation and amortization	(968.0)	(1,009.1)
Foreign earnings	(24.4)	(25.8)
Deferred patronage from CFL	(1.7)	(111.6)
Depletable mineral properties	(46.7)	(50.2)
Unrealized gain on hedging derivatives	(3.3)	—
Other	(55.0)	(46.1)

	(1,099.1)	(1,242.8)

Net deferred tax liability	(929.3)	(1,046.9)
Less amount in current assets (liabilities)	9.5	(90.1)

Noncurrent liability	$(938.8)	$(956.8)

        We consider the earnings of certain of our Canadian subsidiaries, including Terra International (Canada) Inc., to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2012, we have recorded a deferred income tax liability of approximately $24 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested. At December 31, 2012, we have approximately $915 million of indefinitely reinvested earnings related to investment in other non-U.S. subsidiaries and corporate joint ventures, for which a deferred tax liability has not been recognized. It is not practicable to estimate the amount of such taxes.

        Uncertain Tax Positions—the Company files federal, provincial, state and local income tax returns principally in the United States and Canada as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter and by Canadian tax jurisdictions for years 2003 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2012	2011
	(in millions)
Unrecognized tax benefits:
Beginning balance	$137.1	$111.5
Additions for tax positions taken during the current year	17.3	0.4
Additions for tax positions taken during prior years	—	30.1
Reductions related to settlements with tax jurisdictions	—	(4.9)

Ending balance	$154.4	$137.1

        Unrecognized tax benefits increased in 2012 by $17.3 million for tax return positions taken during the current year and by $30.1 million in 2011 as the result of tax return positions taken in prior years. Our effective tax rate would be affected by $154.4 million if these unrecognized tax benefits were to be recognized in the future.

        In connection with our initial public offering (IPO) in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for income tax purposes, and we entered into a net operating loss agreement (NOL Agreement) with CFI's pre-IPO owners relating to the future utilization of our pre-IPO net operating loss carryforwards (NOLs). The NOL Agreement provided that if we ultimately could utilize the pre-IPO NOLs to offset applicable post-IPO taxable income, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. On January 2, 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we are entitled to retain 26.9% of any settlement realized with the United States Internal Revenue Service (IRS) at the IRS Appeals level.

        In January 2013, we entered into a Mediation Report with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Mediation Report, we have agreed with the IRS that we will be entitled to deduct a portion of the NOLs in future years. Our mediation agreement is subject to finalization in a Closing Agreement with the IRS and will be recognized in our financial statements at that time. As a result of the mediation, it is expected that both our tax liability and our effective tax rate will be affected within the next twelve months by approximately $70 million due to the recognition of these unrecognized tax benefits. Under the terms of the amended NOL agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners.

        A portion of the pre-IPO NOL was realized in 2011 as the result of the completion of a federal examination of the Company's final tax year as a cooperative. As a result, our unrecognized tax benefits decreased by $4.9 million.

        Valuation Allowance—a foreign subsidiary of the Company has net operating loss carryovers of $232.9 million that are indefinitely available in the foreign jurisdiction. As the future realization of these losses is not anticipated, a valuation allowance of $65.2 million has been recorded. Of this amount, $16.5 million and $16.7 million were recorded as valuation allowances for the years ended December 31, 2012 and 2011, respectively. In addition, a valuation allowance of $13.1 million was recorded in the year ended December 31, 2011 due to the uncertainty of the realization of certain deferred tax assets.

        Interest expense and penalties of $1.3 million, $13.9 million, and $3.1 million principally related to unrecognized tax benefits were recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties

CF INDUSTRIES HOLDINGS, INC.

related to income taxes of $30.4 million and $25.0 million are included in other noncurrent liabilities as of December 31, 2012 and 2011, respectively.

        CFL operates as a cooperative for Canadian income tax purposes and distributes all of its earnings as patronage dividends to its customers, including CFI. The patronage dividends were deductible for Canadian income tax purposes for years preceding 2012. On August 2, 2012, we entered into a definitive agreement with Glencore International plc (Glencore) to acquire the interests in CFL currently owned by Viterra, subject to Glencore's acquisition of Viterra. As a result of Glencore's acquisition of Viterra, CFL is no longer permitted to deduct the dividends it distributes to CFI. As a result, CFL recorded an income tax provision in 2012. No CFL income tax provision was recorded in 2011 or 2010. See Note 4—Noncontrolling Interest for further information.

        The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which includes certain retroactive tax legislation that will have an impact on our tax liabilities for 2012. The impact of the legislation is not expected to be material and will be reflected in our financial statements for the period ending March 31, 2013, the period that includes the date of enactment.

12.   Terra Acquisition

        In April of 2010, we completed the acquisition and merger of Terra Industries Inc. (Terra). As a result of the merger, each outstanding share of Terra common stock was converted into the right to receive $37.15 in cash and 0.0953 of a share of CF Holdings common stock. CF Holdings issued an aggregate of 9.5 million shares of its common stock with a fair value of $882 million and paid an aggregate of $3.2 billion in cash, net of $0.5 billion cash acquired, for 100% of Terra's common stock.

        We funded the acquisition with cash on hand and with $1.75 billion of borrowings under a senior secured bridge facility and approximately $1.9 billion of borrowings under a senior secured term loan facility that provided for up to $2.0 billion of borrowings. On April 21, 2010, CF Holdings completed a public offering of approximately 12.9 million shares of common stock at $89.00 per share. The net proceeds of $1.1 billion were used to repay a portion of the senior secured bridge facility. On April 23, 2010, CF Industries completed a public offering of senior notes in an aggregate principal amount of $1.6 billion. Approximately $645.2 million of the net proceeds of the offering were used to repay in full the remaining outstanding borrowings under the senior secured bridge facility. We used the remaining proceeds from the offering to repay approximately $864.2 million of the senior secured term loan facility. In May 2010, we redeemed Terra's 7.75% senior notes due 2019 for $744.5 million and recognized a $17 million loss on the early extinguishment of that debt.

Supplemental pro forma information

        In accordance with ASC 805—Business Combinations, presented below are supplemental pro forma results of operations for the year ended December 31, 2010.

Pro Forma
Year Ended December 31, 2010
(unaudited) (in millions, except per share amounts)
Net sales	$4,373.9
Net earnings attributable to common stockholders	$553.9
Net earnings per share attributable to common stockholders—diluted	$7.71

CF INDUSTRIES HOLDINGS, INC.

        The unaudited supplemental pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the revaluation of the assets acquired, the impact of adjusting acquired inventory to fair value and the impact of acquisition financing. All transactions costs, including the $123 million termination fee we paid, on behalf of Terra, to Yara International ASA (see Note 8—Other Operating—Net for further details) have been reflected as an adjustment in the pro forma results for the year ended December 31, 2010. The pro forma results do not include any synergies or other effects of the integration of Terra. Adjustments to conform certain accounting policies have not been reflected in the supplemental pro forma results due to the impracticability of estimating such impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated.

Purchase price and fair values of assets acquired and liabilities assumed

        The following table summarizes the allocation of the $4.6 billion purchase price of Terra to the assets acquired and liabilities assumed from Terra on April 5, 2010, net of certain adjustments made during the measurement period that ended on March 31, 2011.

(in millions)
Assets acquired and liabilities assumed
Current assets	$966.8
Property, plant and equipment, net	3,112.6
Investments in unconsolidated affiliates	908.0
Goodwill	2,063.6
Other assets	85.2

Total assets acquired	$7,136.2

Current liabilities	392.2
Long-term debt	740.5
Deferred tax liabilities—noncurrent	930.1
Other liabilities	96.9
Noncontrolling interests	373.2

Total liabilities and noncontrolling interests assumed	$2,532.9

Total net assets acquired	$4,603.3

13.   Restructuring and Integration Costs

        In connection with the acquisition of Terra in 2010, our management approved a restructuring plan that involved the consolidation of our corporate headquarters including the closure of our Sioux City, Iowa offices. The total cost recorded in connection with the plan was $9.3 million, which included employee termination costs associated with the elimination of 105 positions. At December 31, 2012 and 2011, the balance in our restructuring reserve was $0.6 million and $2.0 million, respectively.

        During 2010, we recorded $21.6 million of restructuring and integration costs, consisting of $6.9 million of restructuring costs for employee termination benefits and $14.7 million of integration costs such as consulting and other professional fees representing our incremental costs to directly related to integrating Terra. During 2011, we recorded $4.4 million of restructuring and integration costs, consisting of $2.4 million of restructuring costs and $2.0 million of integration costs. In 2012, we did not incur any significant restructuring and integration costs.

CF INDUSTRIES HOLDINGS, INC.

14.   Accounts Receivable—Net

        Accounts receivable—net consist of the following:

	December 31,
	2012	2011
	(in millions)
Trade	$213.2	$266.9
Other	4.2	2.5

	$217.4	$269.4

        Trade accounts receivable includes amounts due from related parties. For additional information, see Note 31—Related Party Transactions and Note 17—Equity Method Investments. Trade accounts receivable is net of a $1.1 million and $0.3 million allowance for doubtful accounts at December 31, 2012 and 2011, respectively.

15.   Inventories—Net

        Inventories—net consist of the following:

	December 31,
	2012	2011
	(in millions)
Fertilizer	$212.2	$245.2
Raw materials, spare parts and supplies	65.7	59.0

	$277.9	$304.2

16.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2012	2011
	(in millions)
Prepaid expenses	$13.9	$11.9
Unrealized gains on derivatives	10.1	0.5
Deposits	3.8	4.6
Product exchanges	0.1	1.0

	$27.9	$18.0

        Other current liabilities consist of the following:

	December 31,
	2012	2011
	(in millions)
Unrealized losses on derivatives	$5.6	$74.7
Product exchanges	—	3.3

	$5.6	$78.0

CF INDUSTRIES HOLDINGS, INC.

17.   Equity Method Investments

        Equity method investments consist of the following:

	December 31,
	2012	2011
	(in millions)
Operating equity method investments	$394.2	$413.1
Non-operating equity method investments	541.4	515.5

Investments in and advances to affiliates	$935.6	$928.6

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$320.9	$347.2	$172.6

Net earnings	$97.3	$117.5	$52.3

Equity in earnings of operating affiliates	$47.0	$50.2	$10.6

	December 31,
	2012	2011
	(in millions)
Condensed balance sheet information:
Current assets	$93.9	$126.6
Noncurrent assets	164.8	147.2

Total assets	$258.7	$273.8

Current liabilities	$45.9	$41.1
Long-term liabilities	26.0	24.2
Equity	186.8	208.5

Total liabilities and equity	$258.7	$273.8

        The carrying value of these investments at December 31, 2012 was $394.2 million, which was $300.8 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and

CF INDUSTRIES HOLDINGS, INC.

goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 21 years and 11 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $145.7 million, $161.9 million and $92.1 million in 2012, 2011 and 2010, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Condensed statement of operations information:
Net sales	$2,751.6	$2,841.9	$1,698.8

Net earnings	$141.9	$117.4	$77.8

Equity in earnings of non-operating affiliates	$58.1	$41.9	$26.7

	December 31,
	2012	2011
	(in millions)
Condensed balance sheet information:
Current assets	$595.0	$504.2
Noncurrent assets	293.4	293.4

Total assets	$888.4	$797.6

Current liabilities	$385.6	$339.5
Long-term liabilities	147.3	149.4
Equity	355.5	308.7

Total liabilities and equity	$888.4	$797.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At December 31, 2012 and 2011, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the twelve months ended December 31, 2012, 2011 and 2010, we recognized interest income on advances to Keytrade of $0.2 million. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at December 31, 2012 was $529.0 million, which was $351.3 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investments in GrowHow and KeyTrade and reflects the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being amortized over remaining periods ranging from 1 to 13 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At December 31, 2012, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $15.8 million.

18.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2012	2011
	(in millions)
Land	$60.2	$60.3
Mineral properties	202.6	200.7
Machinery and equipment	5,388.6	5,196.1
Buildings and improvements	537.1	524.5
Construction in progress	469.1	201.9

	6,657.6	6,183.5
Less: Accumulated depreciation, depletion and amortization	2,757.1	2,447.5

	$3,900.5	$3,736.0

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Machinery and equipment." The following is a summary of plant turnaround activity for 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Net capitalized turnaround costs at beginning of the year	$54.8	$66.8	$57.4
Additions	56.6	16.2	34.4
Depreciation	(29.6)	(27.9)	(26.1)
Effect of exchange rate changes	0.3	(0.3)	1.1

Net capitalized turnaround costs at end of the year	$82.1	$54.8	$66.8

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

CF INDUSTRIES HOLDINGS, INC.

19.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at December 31, 2012 and 2011:

	Nitrogen	Phosphate	Total
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer Relationships	$50.0	$(7.6)	$42.4	$50.0	$(4.9)	$45.1
TerraCair Brand	10.0	(2.8)	7.2	10.0	(1.7)	8.3

Total intangible assets	$60.0	$(10.4)	$49.6	$60.0	$(6.6)	$53.4

        Amortization expense of our identifiable intangibles was $3.8 million, $3.8 million and $2.8 million for 2012, 2011 and 2010, respectively.

        Total estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2013	$3.8
2014	3.8
2015	3.8
2016	3.8
2017	3.8

$19.0

CF INDUSTRIES HOLDINGS, INC.

20.   Other Assets

        Other assets consist of the following:

	December 31,
	2012	2011
	(in millions)
Deferred financing fees	$44.7	$72.0
Spare parts	72.7	74.5
Investments in auction rate securities	26.0	70.9
Intangible assets—net	49.6	53.4
Nonqualified employee benefit trusts	21.7	19.8
Tax related assets	29.8	—
Other	13.4	10.8

	$257.9	$301.4

        Deferred financing fees include amounts associated with our senior notes issued in connection with the Terra acquisition in 2010 and our credit agreement. See Note 12—Terra Acquisition and Note 22—Financing Agreements, for additional information.

        Our intangible assets are customer relationships and trademarks obtained as part of the Terra acquisition. See Note 19—Goodwill and Other Intangible Assets for additional information.

21.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
	(in millions)
Accounts payable	$117.3	$99.5
Accrued natural gas costs	80.8	73.9
Payroll and employee related costs	63.1	61.6
Accrued interest	22.6	20.0
Asset retirement obligations—current portion	12.3	13.8
Other	70.4	58.9

	$366.5	$327.7

        Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes. Asset retirement obligations are the current portion of these obligations. Accrued interest on debt includes interest payable on our outstanding financing issued as part of the Terra acquisition. For further details, see Note 12—Terra Acquisition and Note 22—Financing Agreements. Other includes accrued utilities, property taxes, sales incentives and other credits, maintenance and professional services.

CF INDUSTRIES HOLDINGS, INC.

22.   Financing Agreements

        Long-term debt consisted of the following:

	December 31,
	2012	2011
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
7.0% due 2017	—	13.0

	$1,600.0	$1,613.0
Less: Current portion	—	—

Net long-term debt	$1,600.0	$1,613.0

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

        At December 31, 2012, there was $491.0 million of available credit under the 2012 Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 (the 2018 Notes) and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2020 Notes and, together with the 2018 Notes, the Notes). The Company pays interest semiannually on May 1 and November 1 and the Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

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

        At December 31, 2012, the carrying value of the Notes was $1.6 billion and the fair value was approximately $2.0 billion.

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

23.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments range from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one year to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

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

        Future minimum payments under noncancelable operating leases, including barge charters and storage agreements at December 31, 2012 are shown below.

Operating Lease Payments
(in millions)
2013	$78.0
2014	52.3
2015	34.7
2016	31.6
2017	24.1
Thereafter	49.6

$270.3

        Total rent expense for cancelable and noncancelable operating leases was $89.7 million for 2012, $81.0 million for 2011 and $63.7 million for 2010.

24.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2012	2011
	(in millions)
Asset retirement obligations	$145.0	$131.6
Less: Current portion in accrued expenses	12.3	13.8

Noncurrent portion	132.7	117.8
Benefit plans and deferred compensation	209.1	230.4
Tax related liabilities	38.5	74.8
Environmental and related costs	4.0	4.6
Deferred rent	2.3	2.7
Other	9.1	5.5

	$395.7	$435.8

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 10—Asset Retirement Obligations). Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 7—Pension and Other Postretirement Benefits). Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating—net (see Note 8—Other Operating—Net).

CF INDUSTRIES HOLDINGS, INC.

25.   Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in gas prices through the use of primarily derivative financial instruments covering periods of generally less than 18 months. The natural gas derivative instruments that we currently use are fixed-price swap and option contracts traded in the over-the-counter markets. The derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated gas purchases used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.

        As of December 31, 2012 and 2011, we had open natural gas derivative contracts for 58.9 million MMBtus and 156.3 million MMBtus, respectively. For the year ended December 31, 2012, we used derivatives to cover approximately 65% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, we announced plans to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. Our Board of Directors has authorized expenditures of $3.8 billion for these projects. A portion of the construction costs will be Euro-denominated. In order to manage our exposure to changes in the Euro to U.S. dollar currency exchange rates, we have hedged our projected Euro payments using currency forward exchange contracts.

        As of December 31, 2012, the notional amount of our foreign currency derivatives was $884.0 million. Of this amount, $415.6 million, or approximately 47%, have been designated as cash flow hedging instruments for accounting purposes while the remaining $468.4 million have not been designated as hedging instruments for accounting purposes.

        We did not utilize foreign currency derivatives in 2010 or 2011. No reclassification from AOCI to income was made in 2012, 2011 or 2010, and none is projected for 2013.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations is shown below.

	Gain (loss) recognized in OCI			Gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2012	2011	2010	Location	2012	2011	2010
	(in millions)				(in millions)
Foreign exchange contracts	$7.2	$—	$—	Other operating—net	$—	$—	$—

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2012	2011	2010
		(in millions)
Foreign exchange contracts	Other operating—net	$1.8	$—	$—

	Gain (loss) recognized in income
		Year ended December 31,
Derivatives not designated as hedges	Location	2012	2011	2010
		(in millions)
Natural gas derivatives	Cost of sales	$66.5	$(77.3)	$9.6
Foreign exchange contracts	Other operating—net	6.3	—	—

		$72.8	$(77.3)	$9.6

	Gain (loss) in income
	Year ended December 31,
All Derivatives	2012	2011	2010
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$72.8	$(77.3)	$9.6
Cash flow hedge ineffectiveness	1.8	—	—

Total unrealized gains (losses)	74.6	(77.3)	9.6
Realized gains (losses)	(144.4)	(54.5)	(53.2)

Net derivative gains (losses)	$(69.8)	$(131.8)	$(43.6)

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet Location			Balance Sheet Location
		2012	2011		2012	2011
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$4.2	$—	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	4.8	—	Other noncurrent liabilities	—	—

		$9.0	$—		$—	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$3.9	$—	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	2.4	—	Other non current liabilities	—	—
Natural gas derivatives	Other current assets	2.0	0.5	Other current liabilities	(5.5)	(74.7)
Natural gas derivatives	Other noncurrent assets	—	—	Other non current liabilities	(0.1)	—

		$8.3	$0.5		$(5.6)	$(74.7)

Total derivatives		$17.3	$0.5		$(5.6)	$(74.7)

Current / Non-Current Totals
	Other current assets	$10.1	$0.5	Other current liabilities	$(5.5)	$(74.7)
	Other noncurrent assets	7.2	—	Other non current liabilities	(0.1)	—

Total derivatives		$17.3	$0.5		$(5.6)	$(74.7)

        Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. The counterparties to our derivatives are either large oil and gas companies or large financial institutions. Cash collateral is deposited with or received from counterparties when predetermined unrealized gain or loss thresholds are exceeded. At both December 31, 2012 and 2011, we had no cash collateral on deposit with counterparties for derivative contracts.

        As of December 31, 2012 and 2011, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $0.9 million and $74.7 million, respectively.

        For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. At December 31, 2012 and 2011, our exposure to credit loss from nonperformance by counterparties to derivative instruments totaled $12.7 million and $0.5 million, respectively. We control our credit risk through the use of multiple counterparties, individual credit limits, monitoring procedures, cash collateral requirements and master netting arrangements.

        The master netting arrangements with respect to some of our derivative instruments also contain credit-risk-related contingent features that require us to maintain a minimum net worth level and certain financial ratios. If we fail to meet these minimum requirements, the counterparties to those derivative instruments where we hold net liability positions could require daily cash settlement of unrealized losses or some other form of credit support.

CF INDUSTRIES HOLDINGS, INC.

26.   Stockholders' Equity

Common Stock

        In April 2010, we issued approximately 9.5 million shares of CF Holdings common stock in connection with our acquisition of Terra. For additional information regarding the Terra acquisition, see Note 12—Terra Acquisition. Also in April 2010, we completed a public offering of approximately 12.9 million shares of CF Holdings common stock at a price of $89.00 per share resulting in net proceeds of $1.1 billion.

        In the third quarter of 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of CF Holdings common stock through December 31, 2013. During 2011, we repurchased 6.5 million shares under the program for $1.0 billion, and in the second quarter of 2012, we repurchased 3.1 million shares of CF Holdings common stock for $500.0 million, thereby completing this program. In June 2012, all 9.6 million shares that were repurchased under this program were retired.

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. There were no repurchases under this program in 2012.

        Changes in common shares outstanding are as follows:

	Year ended December 31,
	2012	2011	2010
Beginning balance	65,419,989	71,267,185	48,569,985
Exercise of stock options	569,490	638,926	187,599
Issuance of restricted stock(1)	25,662	32,867	58,275
Forfeitures of restricted stock	(2,170)	(3,140)	(13,380)
Issuance for Terra acquisition	—	—	9,543,356
Issuance for equity offering	—	—	12,921,350
Purchase of treasury shares(2)	(3,062,283)	(6,515,849)	—

Ending balance	62,950,688	65,419,989	71,267,185

(1)
Consists of restricted shares issued, net of shares issued from treasury.

(2)
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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive income (loss) and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2009	$(0.4)	$9.7	$—	$(52.5)	$(43.2)
Unrealized loss	—	(2.5)	—	—	(2.5)
Reclassification to net earnings	—	(21.2)	—	6.6	(14.6)
Loss arising during the period	—	—	—	(35.5)	(35.5)
Effect of exchange rate changes and deferred taxes	22.8	9.1	—	10.6	42.5

Balance at December 31, 2010	22.4	(4.9)	—	(70.8)	(53.3)
Unrealized gain	—	3.2	—	—	3.2
Reclassification to net earnings	—	(0.2)	—	7.9	7.7
Loss arising during the period	—	—	—	(45.2)	(45.2)
Effect of exchange rate changes and deferred taxes	(7.0)	(1.1)	—	(3.6)	(11.7)

Balance at December 31, 2011	15.4	(3.0)	—	(111.7)	(99.3)
Unrealized gain	—	4.3	7.2	—	11.5
Reclassification to earnings	—	(0.6)	—	11.5	10.9
Loss arising during the period	—	—	—	(1.0)	(1.0)
Effect of exchange rate changes and deferred taxes	46.0	(1.1)	(2.6)	(14.0)	28.3

Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)

        The $1.0 million defined benefit plan loss arising during 2012 is net of a $13.4 million curtailment gain pertaining to retiree medical benefits recognized in the third quarter of 2012. For additional information, refer to Note 7—Pension and Other Postretirement Benefits.

        The $21.2 million unrealized gain on securities reclassified to earnings in 2010 pertains to the holding gain on our investment in marketable equity securities that was realized in the first quarter of 2010.

27.   Stock-Based Compensation

2009 Equity and Incentive Plan

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

CF INDUSTRIES HOLDINGS, INC.

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At December 31, 2012, we had 3.1 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

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

	2012	2011	2010
Assumptions:
Weighted-average expected volatility	50%	53%	52%
Expected term of stock options	4.5 Years	4.7 Years	5-6 Years
Risk-free interest rate	0.7%	0.9%	1.5-2.0%
Weighted-average expected dividend yield	0.8%	1.1%	0.5%
Weighted-average grant date fair value per share of options granted	$80.59	$56.60	$35.04

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

CF INDUSTRIES HOLDINGS, INC.

        A summary of stock option activity under the plan at December 31, 2012 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2011	1,215,083	$53.95
Granted	130,670	207.11
Exercised	(569,490)	25.63
Forfeited	(9,656)	113.80

Outstanding at December 31, 2012	766,607	100.34

Exercisable at December 31, 2012	475,793	66.40

        Selected amounts pertaining to stock option exercises are as follows:

	2012	2011	2010
	(in millions)
Cash received from stock option exercises	$14.6	$15.5	$5.0
Actual tax benefit realized from stock option exercises	$36.9	$30.0	$6.2
Pre-tax intrinsic value of stock options exercised	$95.2	$79.4	$16.7

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	138,350	3.3	$15.28	$26.0	138,350	3.3	$15.28	$26.0
$ 20.01 - $100.00	333,006	6.6	72.52	43.5	253,003	6.3	71.17	33.4
$100.01 - $170.57	295,251	8.5	171.58	9.9	84,440	6.8	135.84	5.7

	766,607	6.7	100.34	$79.4	475,793	5.5	66.40	$65.1

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $203.16 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

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

CF INDUSTRIES HOLDINGS, INC.

        A summary of restricted stock activity under the plan at December 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	112,571	$100.83
Granted	25,662	201.22
Restrictions lapsed (vested)	(37,779)	95.35
Forfeited	(2,170)	105.53

Outstanding at December 31, 2012	98,284	129.05

        The weighted-average grant date fair value per share of restricted stock granted in 2012, 2011 and 2010 was $201.22, $150.64 and $76.45, respectively.

        Selected amounts pertaining to restricted stock that vested are as follows:

	2012	2011	2010
	(in millions)
Actual tax benefit realized from restricted stock vested	$2.9	$1.7	$1.2
Fair value of restricted stock vested	$7.6	$4.4	$3.4

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2012	2011	2010
	(in millions)
Stock-based compensation expense(1)	$11.1	$9.9	$7.9
Income tax benefit	(4.0)	(3.7)	(2.9)

Stock-based compensation expense, net of income taxes	$7.1	$6.2	$5.0

(1)
In addition to our expense associated with the Plan, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense resulting from these market-based liability awards amounted to $0.8 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010 respectively. Stock compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit expense.

        As of December 31, 2012, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $13.6 million for stock options, which will be recognized over a weighted average period of 2.1 years, and $6.2 million for restricted stock, which will be recognized over a weighted average period of 2.0 years.

CF INDUSTRIES HOLDINGS, INC.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2012, 2011 and 2010 totaled $36.1 million, $47.2 million and $5.8 million, respectively.

28.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Cash paid during the year for
Interest	$113.1	$126.7	$276.2
Income taxes—net of refunds	1,073.7	819.2	95.5

29.   Contingencies

Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010. The NOV alleges the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. Although this matter has been referred to the United States Department of Justice (DOJ), the Company has continued to meet with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

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

Federal and State Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012 (subject to the EPA seeking an extension of such time period pursuant to the terms of the 2009 consent decree). Subsequently, the Court granted the EPA's motion to allow the EPA to propose numeric nutrient criteria for streams by November 30, 2012 and to finalize such criteria by August 31, 2013.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed

CF INDUSTRIES HOLDINGS, INC.

state rule, but the rule was upheld by an administrative law judge on June 8, 2012 and became final. An appeal of the administrative decision upholding the rule is now pending before a Florida appellate court.

        On November 30, 2012, the EPA approved Florida's rule. However, because the EPA identified what it considered to be gaps in the scope of the waters covered by Florida's rule and potential legal issues that might bar the Florida rule from going into effect, the EPA, pursuant to the Court order described above, has again proposed numeric nutrient criteria for Florida streams. There is substantial uncertainty as to whether this rule will be withdrawn before it is finalized or, if a rule is finalized, as to the scope of Florida inland flowing waters that will be covered by the EPA regulation.

        Moreover, notwithstanding the EPA's approval of the Florida rule, the federal criteria for lakes and inland waters previously upheld by the Court (excluding the criteria found to be arbitrary and capricious) became effective on January 6, 2013. The EPA has proposed to stay the effective date of these criteria in light of the on-going developments with the Florida regulation.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The numeric criteria adopted by the State of Florida and approved by the EPA includes numeric criteria for some coastal and estuarine waters, but, as with streams, EPA has raised issues regarding the scope of coverage of Florida's regulation. Accordingly, on November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. The EPA must finalize these criteria by September 30, 2013 unless future developments allow the EPA to withdraw the rule.

        Depending on the developments discussed herein, federal or state numeric nutrient water quality criteria for Florida waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Other

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a cleanup of the former processing portion of the site. We declined to participate in the cleanup. The current owner conducted a cleanup of the former processing portion of the site pursuant to a Consent Judgment with the Idaho Department of Environmental Quality (IDEQ). The current owner could bring a lawsuit against us seeking contribution to the cleanup costs, although we do not have sufficient information to determine whether or when such a lawsuit will be brought. In 2011, the current owner and we received a notice from IDEQ that alleged that these parties were potentially responsible parties for the cleanup of the former mine portion of the site. IDEQ requested from each party an indication of its willingness to enter into negotiations for a remedial investigation of the former mine portion of the site. The current owner indicated a willingness to negotiate. While reserving all rights and not admitting liability, we also indicated a willingness to negotiate. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the former mine portion of the site. However, based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

30.   Segment Disclosures

        We are organized and managed based on two segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The two segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Selling, general and administrative expenses, other operating—net, non-operating—net, interest, and income taxes, are centrally managed and not included in the measurement of segment profitability reviewed by management. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for net sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2012, 2011 and 2010 are shown in the following tables. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, equity method investments and other investments.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2012
Net sales
Ammonia	$1,677.6	$—	$1,677.6
Urea	1,143.4	—	1,143.4
UAN	1,886.2	—	1,886.2
AN	222.8	—	222.8
DAP	—	794.5	794.5
MAP	—	212.9	212.9
Other	166.6	—	166.6

	5,096.6	1,007.4	6,104.0
Cost of sales	2,183.0	807.7	2,990.7

Gross margin	$2,913.6	$199.7	$3,113.3

Total other operating costs and expenses			200.9
Equity in earnings of operating affiliates			47.0

Operating earnings			$2,959.4

Year ended December 31, 2011
Net sales
Ammonia	$1,562.8	$—	$1,562.8
Urea	1,069.7	—	1,069.7
UAN	1,991.6	—	1,991.6
AN	247.5	—	247.5
DAP	—	829.1	829.1
MAP	—	256.7	256.7
Other	140.5	—	140.5

	5,012.1	1,085.8	6,097.9
Cost of sales	2,448.9	753.4	3,202.3

Gross margin	$2,563.2	$332.4	$2,895.6

Total other operating costs and expenses			155.3
Equity in earnings of operating affiliates			50.2

Operating earnings			$2,790.5

Year ended December 31, 2010
Net sales
Ammonia	$1,129.4	$—	$1,129.4
Urea	777.7	—	777.7
UAN	994.3	—	994.3
AN	164.7	—	164.7
DAP	—	583.3	583.3
MAP	—	194.2	194.2
Other	121.4	—	121.4

	3,187.5	777.5	3,965.0
Cost of sales	2,160.8	624.7	2,785.5

Gross margin	$1,026.7	$152.8	$1,179.5

Total other operating costs and expenses			294.4
Equity in earnings of operating affiliates			10.6

Operating earnings			$895.7

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2012	$334.6	$43.5	$41.7	$419.8
Year ended December 31, 2011	316.3	50.7	49.2	416.2
Year ended December 31, 2010	229.2	48.6	117.0	394.8
Capital expenditures
Year ended December 31, 2012	$431.3	$64.4	$27.8	$523.5
Year ended December 31, 2011	177.0	52.0	18.2	247.2
Year ended December 31, 2010	204.9	52.6	0.6	258.1
Assets
December 31, 2012	$5,991.5	$795.2	$3,380.2	$10,166.9
December 31, 2011	$5,976.9	$696.4	$2,301.2	$8,974.5

        Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2012	2011	2010
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$5,260.9	$5,175.9	$3,368.3
Canada	446.4	492.1	309.6
Export	396.7	429.9	287.1

	$6,104.0	$6,097.9	$3,965.0

	December 31,
	2012	2011
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$3,327.8	$3,144.0
Canada	572.7	592.0

Consolidated	$3,900.5	$3,736.0

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. CHS Inc. is our largest customer and accounted for 10% of our consolidated net sales in both 2012 and 2011, and 11% in 2010.

31.   Related Party Transactions

        The former chief executive officer of GROWMARK, William Davisson, and the former president and chief executive officer of CHS, Inc. (CHS), John D. Johnson, serve as members of our Board of Directors. GROWMARK and CHS are customers of ours.

        On August 31, 2012, each of Messrs. Davisson's and Johnson's post-retirement incentive compensation from their former employers was finalized. Therefore, effective as of September 1, 2012, the Board made an affirmative determination that each of Messrs. Davisson and Johnson meet the applicable requirements for "independence" set forth in the corporate governance standards of the NYSE and we no longer consider GROWMARK and CHS related parties. However, since both

CF INDUSTRIES HOLDINGS, INC.

GROWMARK and CHS were considered related parties prior to August 31, 2012, we are providing below the following summaries of transactions with these parties.

Product Sales

        CHS accounted for 10%, 10% and 11% of our consolidated net sales in 2012, 2011 and 2010, respectively. GROWMARK accounted for 8%, 8% and 7% of our consolidated net sales in 2012, 2011 and 2010, respectively.

        In addition to purchasing fertilizer from us, CHS and GROWMARK have contracts with us to store fertilizer products at certain of our warehouses. In connection with these storage arrangements, we recognized income of approximately $0.3 million, $0.4 million and $0.7 million from CHS in 2012, 2011 and 2010, respectively, and we recognized income of $0.2 million, $0.4 million and $0.4 million from GROWMARK in 2012, 2011 and 2010, respectively.

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

Net Operating Loss Carryforwards

        In connection with our IPO in August 2005, CF Industries, Inc. (CFI) ceased to be a non-exempt cooperative for income tax purposes, and we entered into an NOL Agreement with CFI's pre-IPO owners relating to the future utilization of the pre-IPO NOLs. The NOL Agreement provided that if we ultimately could utilize the pre-IPO NOLs to offset applicable post-IPO taxable income, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. On January 2, 2013, we and our pre-IPO owners amended the NOL Agreement to provide, among

CF INDUSTRIES HOLDINGS, INC.

other things, that we are entitled to retain 26.9% of any settlement realized with the IRS at the IRS Appeals level, and 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. See Note 11—Income Taxes, for additional information on net operating loss carryforwards.

Canadian Fertilizers Limited

        GROWMARK owns 9% of the outstanding common stock of CFL, a Canadian variable interest entity, and elects one director to the CFL Board. In October 2012, CF Industries Holdings, Inc. entered into an agreement with GROWMARK to acquire the common shares of CFL. See Note 4—Noncontrolling Interest, for additional information on CFL.

Sale of Warehouses

        In February 2011, we sold four of our owned dry product warehouses to GROWMARK. As a result of this sale of assets to GROWMARK, in the first quarter of 2011 we received net proceeds of $38.1 million and reported a pre-tax gain of $32.5 million.

KEYTRADE AG

        We own 50% of the common shares of Keytrade, a global fertilizer trading company headquartered near Zurich, Switzerland. Our sales to Keytrade were $397.4 million, $396.2 million and $263.8 million for 2012, 2011 and 2010, respectively. See Note 17—Equity Method Investments, for additional information on Keytrade.

32.   Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2012. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in

CF INDUSTRIES HOLDINGS, INC.

conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended
	March 31	June 30	September 30	December 31		Full Year
	(in millions, except per share amounts)
2012
Net sales	$1,527.6	$1,735.6	$1,359.4	$1,481.4	(2)	$6,104.0
Gross margin	711.8	1,043.3	702.0	656.2	(2)	3,113.3
Unrealized (losses) gains on derivatives(1)	(55.9)	77.6	39.8	13.1		74.6
Net earnings attributable to common stockholders	368.4	606.3	403.3	470.7		1,848.7
Net earnings per share attributable to common stockholders
Basic	5.62	9.42	6.43	7.48		28.94
Diluted	5.54	9.31	6.35	7.40		28.59
2011
Net sales	$1,174.0	$1,801.7	$1,403.8	$1,718.4		$6,097.9
Gross margin	525.0	867.4	638.0	865.2		2,895.6
Unrealized gains (losses) on derivatives(1)	0.7	(14.2)	(14.1)	(49.7)		(77.3)
Net earnings attributable to common stockholders	282.0	487.4	330.9	438.9		1,539.2
Net earnings per share attributable to common stockholders
Basic	3.95	6.81	4.77	6.71		22.18
Diluted	3.91	6.75	4.73	6.66		21.98

(1)
Amounts represent pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 25—Derivative Financial Instruments, for additional information.

(2)
Net sales and gross margin for the fourth quarter of 2012 reflects a $129.7 million reduction relating to a modification to CFL's selling prices, as described in Note 4—Noncontrolling Interest.

CF INDUSTRIES HOLDINGS, INC.

33.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and comprises two separate and distinct presentations.

        The first presentation of condensed consolidating financial information, under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," relates to the Notes issued by CF Industries, Inc. (CFI), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 22 and the full and unconditional guarantee of such Notes by Parent. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CFI, that from time to time is a borrower or guarantor under the 2012 Credit Agreement, or any renewal, replacement or refinancing thereof. As of December 31, 2012, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CFI, becomes a borrower or a guarantor under the 2012 Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information under the heading "Condensed Consolidating Financial Information Relating to Senior Notes," the subsidiaries of Parent other than CFI are referred to as the Other Subsidiaries.

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

Condensed Consolidating Financial Information Relating to Senior Notes

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CFI and the Other Subsidiaries for the years ended December 31, 2012, 2011 and 2010 and condensed consolidating balance sheets for Parent, CFI and the Other Subsidiaries as of December 31, 2012 and December 31, 2011. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CFI or the Other Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,747.9	$2,514.5	$(158.4)	$6,104.0
Cost of sales	—	1,854.6	1,287.2	(151.1)	2,990.7

Gross margin	—	1,893.3	1,227.3	(7.3)	3,113.3

Selling, general and administrative expenses	2.5	128.0	21.3	—	151.8
Other operating—net	—	24.0	25.1	—	49.1

Total other operating costs and expenses	2.5	152.0	46.4	—	200.9
Equity in earnings of operating affiliates	—	4.9	42.1	—	47.0

Operating earnings (loss)	(2.5)	1,746.2	1,223.0	(7.3)	2,959.4
Interest expense	—	126.8	10.1	(1.6)	135.3
Interest income	—	(1.4)	(4.5)	1.6	(4.3)
Net (earnings) of wholly-owned subsidiaries	(1,851.2)	(792.8)	—	2,644.0	—
Other non-operating—net	—	—	(1.1)	—	(1.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,848.7	2,413.6	1,218.5	(2,651.3)	2,829.5
Income tax provision	—	562.2	402.0	—	964.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.2)	58.3	—	58.1

Net earnings	1,848.7	1,851.2	874.8	(2,651.3)	1,923.4
Less: Net earnings attributable to noncontrolling interest	—	—	82.0	(7.3)	74.7

Net earnings attributable to common stockholders	$1,848.7	$1,851.2	$792.8	$(2,644.0)	$1,848.7

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Other comprehensive income	49.6	49.6	23.6	(72.4)	50.4

Comprehensive income	1,898.3	1,900.8	898.4	(2,723.7)	1,973.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	82.0	(6.6)	75.4

Comprehensive income attributable to common stockholders	$1,898.3	$1,900.8	$816.4	$(2,717.1)	$1,898.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,585.3	$3,013.8	$(501.2)	$6,097.9
Cost of sales	—	1,932.1	1,470.1	(199.9)	3,202.3

Gross margin	—	1,653.2	1,543.7	(301.3)	2,895.6

Selling, general and administrative expenses	3.6	99.5	26.9	—	130.0
Restructuring and integration costs	—	2.0	2.4	—	4.4
Other operating—net	—	(18.9)	39.8	—	20.9

Total other operating costs and expenses	3.6	82.6	69.1	—	155.3
Equity in earnings of operating affiliates	—	(1.2)	51.4	—	50.2

Operating earnings (loss)	(3.6)	1,569.4	1,526.0	(301.3)	2,790.5
Interest expense	—	137.1	10.4	(0.3)	147.2
Interest income	—	(0.7)	(1.3)	0.3	(1.7)
Net (earnings) of wholly-owned subsidiaries	(1,541.5)	(618.8)	—	2,160.3	—
Other non-operating—net	—	(0.1)	(0.5)	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,537.9	2,051.9	1,517.4	(2,461.6)	2,645.6
Income tax (benefit) provision	(1.3)	505.6	422.2	—	926.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(4.8)	46.7	—	41.9

Net earnings	1,539.2	1,541.5	1,141.9	(2,461.6)	1,761.0
Less: Net earnings attributable to noncontrolling interest	—	—	523.1	(301.3)	221.8

Net earnings attributable to common stockholders	$1,539.2	$1,541.5	$618.8	$(2,160.3)	$1,539.2

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,539.2	$1,541.5	$1,141.9	$(2,461.6)	$1,761.0
Other comprehensive income (loss)	(45.9)	(45.9)	(37.4)	82.6	(46.6)

Comprehensive income	1,493.3	1,495.6	1,104.5	(2,379.0)	1,714.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	523.1	(301.9)	221.2

Comprehensive income attributable to common stockholders	$1,493.3	$1,495.6	$581.4	$(2,077.1)	$1,493.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2010
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,442.5	$1,831.5	$(309.0)	$3,965.0
Cost of sales	—	1,699.6	1,252.5	(166.6)	2,785.5

Gross margin	—	742.9	579.0	(142.4)	1,179.5

Selling, general and administrative expenses	2.5	70.9	32.7	—	106.1
Restructuring and integration costs	—	13.4	8.2	—	21.6
Other operating—net	118.7	35.9	12.1	—	166.7

Total other operating costs and expenses	121.2	120.2	53.0	—	294.4
Equity in earnings of operating affiliates	—	(6.9)	17.5	—	10.6

Operating earnings (loss)	(121.2)	615.8	543.5	(142.4)	895.7
Interest expense	—	210.9	10.8	(0.4)	221.3
Interest income	—	(1.3)	(0.6)	0.4	(1.5)
Loss on extinguishment of debt	—	—	17.0	—	17.0
Net (earnings) of wholly-owned subsidiaries	(470.4)	(191.5)	—	661.9	—
Other non-operating—net	—	(28.2)	(0.6)	—	(28.8)

Earnings before income taxes and equity in earnings of non-operating affiliates	349.2	625.9	516.9	(804.3)	687.7
Income tax provision (benefit)	—	153.1	120.6	—	273.7
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(2.4)	29.1	—	26.7

Net earnings	349.2	470.4	425.4	(804.3)	440.7
Less: Net earnings attributable to noncontrolling interest	—	—	233.9	(142.4)	91.5

Net earnings attributable to common stockholders	$349.2	$470.4	$191.5	$(661.9)	$349.2

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2010
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$349.2	$470.4	$425.4	$(804.3)	$440.7
Other comprehensive income (loss)	(10.1)	(10.1)	18.5	(7.0)	(8.7)

Comprehensive income	339.1	460.3	443.9	(811.3)	432.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	233.9	(141.0)	92.9

Comprehensive income attributable to common stockholders	$339.1	$460.3	$210.0	$(670.3)	$339.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$1,834.1	$—	$2,274.9
Accounts and notes receivable—net	—	145.1	1,007.9	(935.6)	217.4
Income taxes receivable	—	642.1	—	(642.1)	—
Inventories—net	—	193.1	84.8	—	277.9
Deferred income taxes	—	9.5	—	—	9.5
Other	—	15.4	12.5	—	27.9

Total current assets	—	1,446.0	2,939.3	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	2,892.4	—	3,900.5
Deferred income taxes	—	50.7	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	935.2	(11,622.5)	935.6
Due from affiliates	570.7	—	1.8	(572.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	136.5	121.4	—	257.9

Total assets	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$222.6	$159.3	$(15.4)	$366.5
Income taxes payable	—	—	829.2	(642.1)	187.1
Customer advances	—	247.9	132.8	—	380.7
Notes payable	—	900.0	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	15.7	(10.4)	5.3
Other	—	4.5	1.1	—	5.6

Total current liabilities	—	1,375.0	1,152.7	(1,577.5)	950.2

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	989.5	(50.7)	938.8
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	255.4	140.3	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,492.3	739.8	4,493.6	(5,233.3)	2,492.4
Retained earnings	3,461.2	4,641.3	1,598.3	(6,239.7)	3,461.1
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	(2.9)	52.5	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,308.6	(11,640.1)	5,902.2
Noncontrolling interest	—	—	362.6	17.4	380.0

Total equity	5,902.2	5,331.5	6,671.2	(11,622.7)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$1,108.3	$—	$1,207.0
Accounts and notes receivable—net	—	76.9	806.4	(613.9)	269.4
Income taxes receivable	—	289.4	—	(289.4)	—
Inventories—net	—	212.6	91.6	—	304.2
Other	—	6.0	12.0	—	18.0

Total current assets	—	683.6	2,018.3	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	2,968.3	—	3,736.0
Deferred income taxes	—	26.1	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	145.4
Investments in and advances to
affiliates	3,533.4	5,484.7	928.0	(9,017.5)	928.6
Due from affiliates	1,013.8	—	1.0	(1,014.8)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	162.3	139.1	—	301.4

Total assets	$4,547.2	$7,270.7	$8,118.3	$(10,961.7)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts payable and notes payable and accrued expenses	$0.1	$516.3	$132.9	$(321.6)	$327.7
Income taxes payable	—	—	417.9	(289.4)	128.5
Customer advances	—	184.3	72.9	—	257.2
Deferred income taxes	—	90.1	—	—	90.1
Distributions payable to
noncontrolling interest	—	—	441.7	(292.0)	149.7
Other	—	66.0	12.0	—	78.0

Total current liabilities	0.1	856.7	1,077.4	(903.0)	1,031.2

Notes payable	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	1,613.0
Deferred income taxes	—	—	983.0	(26.2)	956.8
Due to affiliates	—	1,014.8	—	(1,014.8)	—
Other noncurrent liabilities	—	265.8	170.0	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.9	(153.9)	0.7
Paid-in capital	2,804.8	739.9	4,493.6	(5,233.5)	2,804.8
Retained earnings	2,841.0	2,892.7	805.2	(3,697.9)	2,841.0
Treasury stock	(1,000.2)	—	—	—	(1,000.2)
Accumulated other comprehensive
income (loss)	(99.2)	(99.2)	(26.5)	125.6	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,491.5	(9,025.0)	4,547.0
Noncontrolling interest	—	—	369.2	16.7	385.9

Total equity	4,547.1	3,533.4	5,860.7	(9,008.3)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$8,118.3	$(10,961.7)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	120.9	298.9	—	419.8
Deferred income taxes	—	(130.8)	(7.6)	—	(138.4)
Stock compensation expense	11.2	—	0.7	—	11.9
Excess tax benefit from stock-based compensation	(36.1)	—	—	—	(36.1)
Unrealized loss (gain) on derivatives	—	(68.0)	(10.8)	—	(78.8)
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	2.4	3.1	— —	5.5
Undistributed loss (earnings) of affiliates—net	(1,851.2)	(805.9)	(9.1)	2,651.3	(14.9)
Due to / from affiliates—net	476.7	(476.4)	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(344.6)	(198.9)	596.7	53.2
Margin deposits	—	0.8	—	—	0.8
Inventories—net	—	24.3	10.5	—	34.8
Accrued income taxes	—	(315.4)	374.1	—	58.7
Accounts and notes payable and accrued expenses	—	597.9	24.3	(596.7)	25.5
Customer advances	—	63.5	59.8	—	123.3
Other—net	—	(28.8)	15.7	—	(13.1)

Net cash provided by (used in) operating activities	449.3	491.1	1,435.2	—	2,375.6

Investing Activities:
Additions to property, plant and equipment	—	(339.9)	(183.6)	—	(523.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	12.3	4.7	—	17.0
Sales and maturities of short-term and auction rate securities	—	48.4	—	—	48.4
Deposits to asset retirement funds	—	(55.4)	—	—	(55.4)

Net cash provided by (used in) investing activities	—	(334.6)	(178.9)	—	(513.5)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5	—	40.5
Repayments of advances from unconsolidated affiliates	—	—	(40.5)	—	(40.5)
Dividends paid on common stock	(102.7)	—	—	—	(102.7)
Dividends to / from affiliates	102.7	(102.7)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(532.3)	—	(231.8)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	14.6	—	—	—	14.6
Excess tax benefit from stock-based compensation	36.1	—	—	—	36.1

Net cash provided by (used in) financing activities	(449.3)	197.8	(545.3)	—	(796.8)

Effect of exchange rate changes on cash and cash equivalents	—	(12.2)	14.8	—	2.6

Increase in cash and cash equivalents	—	342.1	725.8	—	1,067.9
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$440.8	$1,834.1	$—	$2,274.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,539.2	$1,541.5	$1,141.9	$(2,461.6)	$1,761.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	133.9	282.3	—	416.2
Deferred income taxes	2.2	(65.6)	30.5	—	(32.9)
Stock compensation expense	9.8	—	0.8	—	10.6
Excess tax benefit from stock-based compensation	(47.2)	—	—	—	(47.2)
Unrealized loss (gain) on derivatives	—	66.5	10.8	—	77.3
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	(31.9)	40.7	—	8.8
Undistributed loss (earnings) of affiliates—net	(1,541.5)	(915.0)	(18.6)	2,461.6	(13.5)
Due to / from affiliates—net	975.3	(975.5)	0.2	—	—
Changes in:
Accounts and notes receivable—net	—	601.4	(489.4)	(147.5)	(35.5)
Margin deposits	—	2.6	(1.2)	—	1.4
Inventories—net	—	(36.0)	(2.5)	—	(38.5)
Accrued income taxes	—	(237.9)	339.5	—	101.6
Accounts and notes payable and accrued expenses	—	337.5	(479.8)	147.5	5.2
Customer advances	—	(101.1)	(73.2)	—	(174.3)
Other—net	(0.3)	5.6	33.4	—	38.7

Net cash provided by (used in) operating activities	937.5	326.0	815.4	—	2,078.9

Investing Activities:
Additions to property, plant and equipment	—	(139.9)	(107.3)	—	(247.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	51.9	2.8	—	54.7
Sales and maturities of short-term and auction rate securities	—	34.8	3.1	—	37.9
Deposits to asset retirement obligation funds	—	(50.4)	—	—	(50.4)
Other—net	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(103.6)	(70.2)	—	(173.8)

Financing Activities:
Payments on long-term debt	—	(346.0)	—	—	(346.0)
Financing fees	—	(1.5)	—	—	(1.5)
Purchase of treasury stock	(1,000.2)	—	—	—	(1,000.2)
Dividends paid on common stock	(68.7)	—	—	—	(68.7)
Dividends to / from affiliates	68.7	(68.7)	—	—	—
Distributions to / from noncontrolling interest	—	153.0	(298.7)	—	(145.7)
Issuances of common stock under employee stock plans	15.5	—	—	—	15.5
Excess tax benefit from stock-based compensation	47.2	—	—	—	47.2

Net cash provided by (used in) financing activities	(937.5)	(263.2)	(298.7)	—	(1,499.4)

Effect of exchange rate changes on cash and cash equivalents	—	3.3	0.3	—	3.6

Increase (decrease) in cash and cash equivalents	—	(37.5)	446.8	—	409.3
Cash and cash equivalents at beginning of period	—	136.2	661.5	—	797.7

Cash and cash equivalents at end of period	$—	$98.7	$1,108.3	$—	$1,207.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2010
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$349.2	$470.4	$425.4	$(804.3)	$440.7
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	200.7	194.1	—	394.8
Deferred income taxes	—	37.7	50.9	—	88.6
Stock compensation expense	8.0	—	0.3	—	8.3
Excess tax benefit from stock-based compensation	(5.8)	—	—	—	(5.8)
Unrealized loss (gain) on derivatives	—	(0.9)	(8.5)	—	(9.4)
Loss on extinguishment of debt	—	—	17.0	—	17.0
Gain on sale of marketable equity securities	—	(28.3)	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment	—	(0.3)	11.3	—	11.0
Undistributed loss (earnings) of affiliates—net	(470.4)	(331.9)	(51.9)	804.3	(49.9)
Due to / from affiliates—net	(999.6)	1,005.7	(6.1)	—	—
Changes in:
Accounts and notes receivable—net	—	(466.5)	74.6	462.5	70.6
Margin deposits	—	(3.5)	(1.6)	—	(5.1)
Inventories—net	—	3.9	75.9	—	79.8
Accrued income taxes	—	1.8	93.9	—	95.7
Accounts and notes payable and accrued expenses	—	25.2	366.0	(462.5)	(71.3)
Customer advances	—	125.9	40.5	—	166.4
Other—net	(0.9)	10.9	(18.7)	—	(8.7)

Net cash provided by (used in) operating activities	(1,119.5)	1,050.8	1,263.1	—	1,194.4

Investing Activities:
Additions to property, plant and equipment	—	(107.0)	(151.1)	—	(258.1)
Proceeds from sale of property, plant and equipment and non-core assets	—	16.4	0.1	—	16.5
Purchases of short-term and auction rate securities	—	(25.5)	(3.1)	—	(28.6)
Sales and maturities of short-term and auction rate securities	—	238.2	—	—	238.2
Sale of marketable equity securities	—	167.1	—	—	167.1
Deposits to asset retirement obligation funds	—	(58.5)	—	—	(58.5)
Purchase of Terra Industries Industries Inc.—net of cash acquired	—	(3,721.4)	—	543.6	(3,177.8)
Other—net	—	0.4	30.6	—	31.0

Net cash provided by (used in) investing activities	—	(3,490.3)	(123.5)	543.6	(3,070.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—	5,197.2
Payments on long-term debt	—	(3,264.2)	(744.5)	—	(4,008.7)
Financing fees	(41.3)	(167.8)	—	—	(209.1)
Dividends paid on common stock	(26.2)	—	—	—	(26.2)
Dividends paid to former Terra stockholders	—	—	(20.0)	—	(20.0)
Dividends to / from affiliates	26.2	(26.2)	—	—	—
Distributions to / from noncontrolling interest	—	182.2	(299.2)	—	(117.0)
Issuance of common stock	1,150.0	—	—	—	1,150.0
Issuances of common stock under employee stock plans	5.0	—	—	—	5.0
Excess tax benefit from stock-based compensation	5.8	—	—	—	5.8

Net cash provided by (used in) financing activities	1,119.5	1,921.2	(1,063.7)	—	1,977.0

Effect of exchange rate changes on cash and cash equivalents	—	(8.5)	7.9	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	(526.8)	83.8	543.6	100.6
Cash and cash equivalents at beginning of period	—	663.0	577.7	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$136.2	$661.5	$—	$797.7

CF INDUSTRIES HOLDINGS, INC.

        Presented below are condensed consolidating statements of operations, comprehensive income and statements of cash flows for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for the years ended December 31, 2012, 2011, and 2010 and condensed consolidating balance sheets for the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 31, 2012 and December 31, 2011. The investments in subsidiaries in these consolidating financial statements are presented on the equity method. Under this method, our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes. The eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. The condensed financial information presented below is not necessarily indicative of the financial position, results of operation or cash flow of the Parent, CFI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a stand-alone basis.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,747.9	$1,931.8	$1,359.4	$(935.1)	$6,104.0
Cost of sales	—	1,854.6	1,416.1	647.8	(927.8)	2,990.7

Gross margin	—	1,893.3	515.7	711.6	(7.3)	3,113.3

Selling, general and administrative expenses	2.5	128.0	2.9	18.4	—	151.8
Other operating—net	—	24.0	8.2	16.9	—	49.1

Total other operating costs and expenses	2.5	152.0	11.1	35.3	—	200.9
Equity in earnings of operating affiliates	—	4.9	9.0	33.1	—	47.0

Operating earnings (loss)	(2.5)	1,746.2	513.6	709.4	(7.3)	2,959.4
Interest expense	—	126.8	8.5	1.6	(1.6)	135.3
Interest income	—	(1.4)	16.2	(20.7)	1.6	(4.3)
Net (earnings) of wholly-owned subsidiaries	(1,851.2)	(792.8)	(732.4)	—	3,376.4	—
Other non-operating—net	—	—	(1.1)	—	—	(1.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,848.7	2,413.6	1,222.4	728.5	(3,383.7)	2,829.5
Income tax provision (benefit)	—	562.2	354.1	47.9	—	964.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.2)	—	58.3	—	58.1

Net earnings	1,848.7	1,851.2	868.3	738.9	(3,383.7)	1,923.4
Less: Net earnings attributable to noncontrolling interest	—	—	71.2	10.8	(7.3)	74.7

Net earnings attributable to common stockholders	$1,848.7	$1,851.2	$797.1	$728.1	$(3,376.4)	$1,848.7

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,848.7	$1,851.2	$868.3	$738.9	$(3,383.7)	$1,923.4
Other comprehensive income	49.6	49.6	28.5	60.8	(138.1)	50.4

Comprehensive income	1,898.3	1,900.8	896.8	799.7	(3,521.8)	1,973.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	71.2	10.8	(6.6)	75.4

Comprehensive income attributable to common stockholders	$1,898.3	$1,900.8	$825.6	$788.9	$(3,515.2)	$1,898.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,585.3	$2,003.7	$1,808.0	$(1,299.1)	$6,097.9
Cost of sales	—	1,932.1	1,489.0	779.0	(997.8)	3,202.3

Gross margin	—	1,653.2	514.7	1,029.0	(301.3)	2,895.6

Selling, general and administrative expenses	3.6	99.5	9.2	17.7	—	130.0
Restructuring and integration costs	—	2.0	2.4	—	—	4.4
Other operating—net	—	(18.9)	37.9	1.9	—	20.9

Total other operating costs and expenses	3.6	82.6	49.5	19.6	—	155.3
Equity in earnings (loss) of operating affiliates	—	(1.2)	2.1	49.3	—	50.2

Operating earnings (loss)	(3.6)	1,569.4	467.3	1,058.7	(301.3)	2,790.5
Interest expense	—	137.1	8.0	2.4	(0.3)	147.2
Interest income	—	(0.7)	17.0	(18.3)	0.3	(1.7)
Net (earnings) of wholly-owned subsidiaries	(1,541.5)	(618.8)	(636.6)	—	2,796.9	—
Other non-operating—net	—	(0.1)	(0.5)	—	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,537.9	2,051.9	1,079.4	1,074.6	(3,098.2)	2,645.6
Income tax provision (benefit)	(1.3)	505.6	400.9	21.3	—	926.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(4.8)	—	46.7	—	41.9

Net earnings	1,539.2	1,541.5	678.5	1,100.0	(3,098.2)	1,761.0
Less: Net earnings attributable to noncontrolling interest	—	—	67.7	455.4	(301.3)	221.8

Net earnings attributable to common stockholders	$1,539.2	$1,541.5	$610.8	$644.6	$(2,796.9)	$1,539.2

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,539.2	$1,541.5	$678.5	$1,100.0	$(3,098.2)	$1,761.0
Other comprehensive loss	(45.9)	(45.9)	(32.9)	(27.2)	105.3	(46.6)

Comprehensive income	1,493.3	1,495.6	645.6	1,072.8	(2,992.9)	1,714.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	67.7	455.4	(301.9)	221.2

Comprehensive income attributable to common stockholders	$1,493.3	$1,495.6	$577.9	$617.4	$(2,691.0)	$1,493.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,442.5	$816.3	$1,015.2	$(309.0)	$3,965.0
Cost of sales	—	1,699.6	588.8	663.8	(166.7)	2,785.5

Gross margin	—	742.9	227.5	351.4	(142.3)	1,179.5

Selling, general and administrative expenses	2.5	70.9	21.4	11.3	—	106.1
Restructuring and integration costs	—	13.4	8.2	—	—	21.6
Other operating—net	118.7	35.9	2.1	10.0	—	166.7

Total other operating costs and expenses	121.2	120.2	31.7	21.3	—	294.4
Equity in earnings (loss) of operating affiliates	—	(6.9)	1.2	16.3	—	10.6

Operating earnings (loss)	(121.2)	615.8	197.0	346.4	(142.3)	895.7
Interest expense	—	210.9	8.1	2.7	(0.4)	221.3
Interest income	—	(1.3)	14.8	(15.4)	0.4	(1.5)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Net (earnings) of wholly-owned subsidiaries	(470.4)	(191.5)	(166.5)	—	828.4	—
Other non-operating—net	—	(28.2)	(0.5)	(0.1)	—	(28.8)

Earnings before income taxes and equity in earnings of non-operating affiliates	349.2	625.9	324.1	359.2	(970.7)	687.7
Income tax provision (benefit)	—	153.1	123.9	(3.3)	—	273.7
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(2.4)	—	29.1	—	26.7

Net earnings	349.2	470.4	200.2	391.6	(970.7)	440.7
Less: Net earnings attributable to noncontrolling interest	—	—	15.7	218.1	(142.3)	91.5

Net earnings attributable to common stockholders	$349.2	$470.4	$184.5	$173.5	$(828.4)	$349.2

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$349.2	$470.4	$200.2	$391.6	$(970.7)	$440.7
Other comprehensive income (loss)	(10.1)	(10.1)	19.8	18.5	(26.8)	(8.7)

Comprehensive income	339.1	460.3	220.0	410.1	(997.5)	432.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	15.7	218.1	(140.9)	92.9

Comprehensive income attributable to common stockholders	$339.1	$460.3	$204.3	$192.0	$(856.6)	$339.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$796.8	$1,037.3	$—	$2,274.9
Accounts and notes receivable—net	—	145.1	968.9	39.0	(935.6)	217.4
Income taxes receivable	—	642.1	—	—	(642.1)	—
Inventories—net	—	193.1	53.9	30.9	—	277.9
Deferred income taxes	—	9.5	—	—	—	9.5
Other	—	15.4	6.9	5.6	—	27.9

Total current assets	—	1,446.0	1,826.5	1,112.8	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	1,561.6	1,330.8	—	3,900.5
Deferred income taxes	—	50.7	—	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	3,942.2	925.0	(15,554.5)	935.6
Due from affiliates	570.7	—	—	996.1	(1,566.8)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	136.5	98.9	22.5	—	257.9

Total assets	$5,902.2	$9,134.4	$9,492.8	$4,387.2	$(18,749.7)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$222.6	$95.1	$64.4	$(15.6)	$366.5
Income taxes payable	—	—	789.3	39.9	(642.1)	187.1
Customer advances	—	247.9	122.2	10.6	—	380.7
Notes payable	—	900.0	—	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	—	15.7	(10.4)	5.3
Other	—	4.5	—	1.1	—	5.6

Total current liabilities	—	1,375.0	1,006.6	146.3	(1,577.7)	950.2

Long-term debt	—	1,600.0	—	—	—	1,600.0
Deferred income taxes	—	—	821.9	167.6	(50.7)	938.8
Due to affiliates	—	572.5	994.3	—	(1,566.8)	—
Other noncurrent liabilities	—	255.4	96.3	44.0	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.6	—	153.1	4.7	(157.8)	0.6
Paid-in capital	2,492.3	739.8	4,450.2	3,476.0	(8,665.9)	2,492.4
Retained earnings	3,461.2	4,641.3	1,592.4	438.8	(6,672.6)	3,461.1
Treasury stock	(2.3)	—	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	15.4	44.5	(10.3)	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,211.1	4,029.3	(15,571.9)	5,902.2
Noncontrolling interest	—	—	362.6	—	17.4	380.0

Total equity	5,902.2	5,331.5	6,573.7	4,029.3	(15,554.5)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$9,492.8	$4,387.2	$(18,749.7)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$98.7	$300.2	$808.1	$—	$1,207.0
Accounts and notes receivable—net	—	76.9	367.4	439.0	(613.9)	269.4
Income taxes receivable	—	289.4	—	—	(289.4)	—
Inventories—net	—	212.6	62.9	28.7	—	304.2
Other	—	6.0	6.6	5.4	—	18.0

Total current assets	—	683.6	737.1	1,281.2	(903.3)	1,798.6
Property, plant and equipment—net	—	767.7	1,592.4	1,375.9	—	3,736.0
Deferred income taxes	—	26.1	—	—	(26.1)	—
Asset retirement obligation funds	—	145.4	—	—	—	145.4
Investments in and advances to affiliates	3,533.4	5,484.7	1,346.1	919.4	(10,355.0)	928.6
Due from affiliates	1,013.8	—	1,398.3	—	(2,412.1)	—
Goodwill	—	0.9	2,063.6	—	—	2,064.5
Other assets	—	162.3	113.8	25.3	—	301.4

Total assets	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$0.1	$516.3	$74.7	$58.4	$(321.8)	$327.7
Income taxes payable	—	—	396.9	21.0	(289.4)	128.5
Customer advances	—	184.3	65.1	7.8	—	257.2
Deferred income taxes	—	90.1	—	—	—	90.1
Distributions payable to noncontrolling interest	—	—	—	441.7	(292.0)	149.7
Other	—	66.0	—	12.0	—	78.0

Total current liabilities	0.1	856.7	536.7	540.9	(903.2)	1,031.2

Notes payable	—	—	—	14.2	(9.4)	4.8
Long-term debt	—	1,600.0	13.0	—	—	1,613.0
Deferred income taxes	—	—	811.9	171.0	(26.1)	956.8
Due to affiliates	—	1,014.8	—	1,397.3	(2,412.1)	—
Other noncurrent liabilities	—	265.8	135.1	34.9	—	435.8
Equity:
Stockholders' equity:
Preferred stock	—	—	—	65.3	(65.3)	—
Common stock	0.7	—	153.1	33.2	(186.3)	0.7
Paid-in capital	2,804.8	739.9	4,450.2	1,098.0	(6,288.1)	2,804.8
Retained earnings	2,841.0	2,892.7	795.2	263.3	(3,951.2)	2,841.0
Treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Accumulated other comprehensive income (loss)	(99.2)	(99.2)	(13.1)	(16.3)	128.5	(99.3)

Total stockholders' equity	4,547.1	3,533.4	5,385.4	1,443.5	(10,362.4)	4,547.0
Noncontrolling interest	—	—	369.2	—	16.7	385.9

Total equity	4,547.1	3,533.4	5,754.6	1,443.5	(10,345.7)	4,932.9

Total liabilities and equity	$4,547.2	$7,270.7	$7,251.3	$3,601.8	$(13,696.5)	$8,974.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2012
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,848.7	$1,851.2	$868.3	$738.9	$(3,383.7)	$1,923.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	120.9	151.2	147.7	—	419.8
Deferred income taxes	—	(130.8)	(3.1)	(4.5)	—	(138.4)
Stock compensation expense	11.2	—	—	0.7	—	11.9
Excess tax benefit from stock-based compensation	(36.1)	—	—	—	—	(36.1)
Unrealized loss (gain) on derivatives	—	(68.0)	—	(10.8)	—	(78.8)
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	2.4	3.0	0.1	—	5.5
Undistributed loss (earnings) of affiliates—net	(1,851.2)	(805.9)	(680.7)	(60.8)	3,383.7	(14.9)
Due to / from affiliates—net	476.7	(476.4)	535.3	(535.6)	—	—
Changes in:
Accounts and notes receivable—net	—	(344.6)	(601.6)	402.7	596.7	53.2
Margin deposits	—	0.8	—	—	—	0.8
Inventories—net	—	24.3	5.5	5.0	—	34.8
Accrued income taxes	—	(315.4)	354.2	19.9	—	58.7
Accounts and notes payable and accrued expenses	—	597.9	20.7	3.6	(596.7)	25.5
Customer advances	—	63.5	57.2	2.6	—	123.3
Other—net	—	(28.8)	(9.6)	25.3	—	(13.1)

Net cash provided by (used in) operating activities	449.3	491.1	700.4	734.8	—	2,375.6

Investing Activities:
Additions to property, plant and equipment	—	(339.9)	(117.7)	(65.9)	—	(523.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	12.3	4.7	—	—	17.0
Sales and maturities of short-term and auction rate securities	—	48.4	—	—	—	48.4
Deposit to asset retirement funds	—	(55.4)	—	—	—	(55.4)

Net cash provided by (used in) investing activities	—	(334.6)	(113.0)	(65.9)	—	(513.5)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	—	(13.0)
Advances from unconsolidated affiliates	—	—	—	40.5	—	40.5
Repayments of advances from unconsolidated affiliates	—	—	—	(40.5)	—	(40.5)
Dividends paid on common stock	(102.7)	—	—	—	—	(102.7)
Dividends to / from affiliates	102.7	(102.7)	—	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(77.8)	(454.5)	—	(231.8)
Purchase of treasury stock	(500.0)	—	—	—	—	(500.0)
Issuances of common stock under employee stock plans	14.6	—	—	—	—	14.6
Excess tax benefit from stock-based compensation	36.1	—	—	—	—	36.1

Net cash provided by (used in) financing activities	(449.3)	197.8	(90.8)	(454.5)	—	(796.8)

Effect of exchange rate changes on cash and cash equivalents	—	(12.2)	—	14.8	—	2.6

Increase (decrease) in cash and cash equivalents	—	342.1	496.6	229.2	—	1,067.9
Cash and cash equivalents at beginning of period	—	98.7	300.2	808.1	—	1,207.0

Cash and cash equivalents at end of period	$—	$440.8	$796.8	$1,037.3	$—	$2,274.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2011
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,539.2	$1,541.5	$678.5	$1,100.0	$(3,098.2)	$1,761.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	133.9	142.1	140.2	—	416.2
Deferred income taxes	2.2	(65.6)	33.3	(2.8)	—	(32.9)
Stock compensation expense	9.8	—	—	0.8	—	10.6
Excess tax benefit from stock-based compensation	(47.2)	—	—	—	—	(47.2)
Unrealized loss (gain) on derivatives	—	66.5	(0.4)	11.2	—	77.3
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	(31.9)	38.9	1.8	—	8.8
Undistributed loss (earnings) of affiliates—net	(1,541.5)	(915.0)	(636.6)	(18.6)	3,098.2	(13.5)
Due to / from affiliates—net	975.3	(975.5)	472.0	(471.8)	—	—
Changes in:
Accounts and notes receivable-net	—	601.4	(1.1)	(488.3)	(147.5)	(35.5)
Margin deposits	—	2.6	—	(1.2)	—	1.4
Inventories -net	—	(36.0)	(12.1)	9.6	—	(38.5)
Accrued income taxes	—	(237.9)	313.0	26.5	—	101.6
Accounts and notes payable and accrued expenses	—	337.5	(773.4)	293.6	147.5	5.2
Customer advances	—	(101.1)	(16.1)	(57.1)	—	(174.3)
Other—net	(0.3)	5.6	41.4	(8.0)	—	38.7

Net cash provided by (used in) operating activities	937.5	326.0	279.5	535.9	—	2,078.9

Investing Activities:
Additions to property, plant and equipment	—	(139.9)	(81.9)	(25.4)	—	(247.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	51.9	2.8	—	—	54.7
Sales and maturities of short-term and auction rate securities	—	34.8	—	3.1	—	37.9
Deposit to asset retirement obligation funds	—	(50.4)	—	—	—	(50.4)
Other—net	—	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(103.6)	(79.1)	8.9	—	(173.8)

Financing Activities:
Payments on long-term debt	—	(346.0)	—	—		(346.0)
Financing fees	—	(1.5)	—	—	—	(1.5)
Purchase of treasury stock	(1,000.2)	—	—	—	—	(1,000.2)
Dividends paid on common stock	(68.7)	—	—	—	—	(68.7)
Dividends to / from affiliates	68.7	(68.7)	—	—	—	—
Distributions to / from noncontrolling interest	—	153.0	(64.2)	(234.5)	—	(145.7)
Issuances of common stock under employee stock plans	15.5	—	—	—	—	15.5
Excess tax benefit from stock-based compensation	47.2	—	—	—	—	47.2

Net cash provided by (used in) financing activities	(937.5)	(263.2)	(64.2)	(234.5)	—	(1,499.4)

Effect of exchange rate changes on cash and cash equivalents	—	3.3	—	0.3	—	3.6

Increase (decrease) in cash and cash equivalents	—	(37.5)	136.2	310.6	—	409.3
Cash and cash equivalents at beginning of period	—	136.2	164.0	497.5	—	797.7

Cash and cash equivalents at end of period	$—	$98.7	$300.2	$808.1	$—	$1,207.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2010
	Parent	CFI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$349.2	$470.4	$200.2	$391.6	$(970.7)	$440.7
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	200.7	85.8	108.3	—	394.8
Deferred income taxes	—	37.7	53.4	(2.5)	—	88.6
Stock compensation expense	8.0	—	—	0.3	—	8.3
Excess tax benefit from stock-based compensation	(5.8)	—	—	—	—	(5.8)
Unrealized loss (gain) on derivatives	—	(0.9)	(4.6)	(3.9)	—	(9.4)
Loss on extinguishment of debt	—	—	17.0	—	—	17.0
Gain on sale of marketable equity securities	—	(28.3)	—	—	—	(28.3)
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	(0.3)	2.4	8.9	—	11.0
Undistributed loss (earnings) of affiliates—net of taxes	(470.4)	(331.9)	(166.5)	(51.8)	970.7	(49.9)
Due to / from affiliates—net	(999.6)	1,005.7	140.4	(146.5)	—	—
Changes in:
Accounts and notes receivable-net	—	(466.5)	18.2	56.4	462.5	70.6
Margin deposits	—	(3.5)	—	(1.6)	—	(5.1)
Inventories -net	—	3.9	38.2	37.7	—	79.8
Accrued income taxes	—	1.8	76.1	17.8	—	95.7
Accounts and notes payable and accrued expenses	—	25.2	367.1	(1.1)	(462.5)	(71.3)
Customer advances	—	125.9	39.3	1.2	—	166.4
Other—net	(0.9)	10.9	(1.4)	(17.3)	—	(8.7)

Net cash provided by (used in) operating activities	(1,119.5)	1,050.8	865.6	397.5	—	1,194.4

Investing Activities:
Additions to property, plant and equipment	—	(107.0)	(102.1)	(49.0)	—	(258.1)
Proceeds from sale of property, plant and equipment and non-core assets	—	16.4	—	0.1	—	16.5
Purchases of short-term and auction rate securities	—	(25.5)	—	(3.1)	—	(28.6)
Sales and maturities of short-term and auction rate securities	—	238.2	—	—	—	238.2
Sale of marketable equity securities	—	167.1	—	—	—	167.1
Deposit to asset retirement obligation funds	—	(58.5)	—	—	—	(58.5)
Purchase of Terra Industries Inc.—net of cash acquired	—	(3,721.4)			543.6	(3,177.8)
Other—net	—	0.4	—	30.6	—	31.0

Net cash provided by (used in) investing activities	—	(3,490.3)	(102.1)	(21.4)	543.6	(3,070.2)

Financing Activities:
Proceeds from long-term borrowings	—	5,197.2	—	—	—	5,197.2
Payments on long-term debt	—	(3,264.2)	(744.5)	—	—	(4,008.7)
Financing fees	(41.3)	(167.8)	—	—	—	(209.1)
Dividends paid on common stock	(26.2)	—	—	—	—	(26.2)
Dividends paid to former Terra stockholders	—	—	(20.0)	—	—	(20.0)
Dividends to / from affiliates	26.2	(26.2)	—	—	—	—
Distributions to noncontrolling interest	—	182.2	(23.1)	(276.1)	—	(117.0)
Issuance of common stock	1,150.0	—	—	—	—	1,150.0
Issuances of common stock under employee stock plans	5.0	—	—	—	—	5.0
Excess tax benefit from stock-based compensation	5.8	—	—	—	—	5.8

Net cash provided by (used in) financing activities	1,119.5	1,921.2	(787.6)	(276.1)	—	1,977.0

Effect of exchange rate changes on cash and cash equivalents	—	(8.5)	—	7.9	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	(526.8)	(24.1)	107.9	543.6	100.6
			—
Cash and cash equivalents at beginning of period	—	663.0	188.1	389.6	(543.6)	697.1

Cash and cash equivalents at end of period	$—	$136.2	$164.0	$497.5	$—	$797.7

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2012. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2012, which appears on page 163.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The Company has replaced various business information systems with an enterprise resource planning system from SAP and implementation is occurring in 2013. This activity involves the migration of multiple legacy systems and users to a common SAP information platform.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF Industries Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Chicago, Illinois
February 27, 2013

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Robert C. Arzbaecher, Stephen A. Furbacher, Stephen J. Hagge, John D. Johnson and Edward A. Schmitt currently serve as the members of the Compensation Committee of the Company's Board of Directors.

        Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation and Benefits Risk Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation."

CF INDUSTRIES HOLDINGS, INC.

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

Equity Compensation Plan Information as of December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	489,709	$130.58	3,110,305
Equity compensation plans not approved by security holders	276,898	$46.87	—

Total	766,607	$100.34	3,110,305

        For additional information on our equity compensation plan, see Note 27—Stock-Based Compensation.

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

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  Documents filed as part of this Report:

1.	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Statements of Operations	79
	Consolidated Statements of Comprehensive Income	80
	Consolidated Balance Sheets	81
	Consolidated Statements of Equity	82
	Consolidated Statements of Cash Flows	83
	Notes to Consolidated Financial Statements	84
Financial Statements Schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
2.	Exhibits

        A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 170 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 27, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ STEPHEN R. WILSON Stephen R. Wilson	President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	February 27, 2013
/s/ DENNIS P. KELLEHER Dennis P. Kelleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2013
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 27, 2013
/s/ WILLIAM DAVISSON William Davisson	Director	February 27, 2013
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 27, 2013
/s/ STEPHEN J. HAGGE Stephen J. Hagge	Director	February 27, 2013
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 27, 2013
/s/ ROBERT G. KUHBACH Robert G. Kuhbach	Director	February 27, 2013
/s/ EDWARD A. SCHMITT Edward A. Schmitt	Director	February 27, 2013

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
2.2
Agreement and Plan of Merger, dated March 12, 2010, among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)
2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2(a)
Amended and Restated By-laws of CF Industries Holdings, Inc., as amended through December 12, 2008 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 18, 2008, File No. 001-32597)
3.2(b)
Amendment No. 1 to the Amended and Restated By-laws of CF Industries Holdings, Inc. adopted December 11, 2012 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 11, 2012, File No. 001-32597)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
4.3
First Amendment to the Rights Agreement, dated as of August 31, 2010, between the CF Industries Holdings, Inc. and Mellon Investor Services LLC, as successor to The Bank of New York (incorporated by to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on September 3, 2010, File No. 001-32597)
4.4
Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

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
4.6
Second Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
10.1
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)
10.2
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.3
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.4
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**
10.5
Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.6(a)
Change in Control Severance Agreement, effective as of August 22, 2011, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011, File No. 001-32597)**
10.6(b)
Letter Agreement, dated as of April 27, 2012, relating to the Change in Control Severance Agreement effective as of August 22, 2011, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2012, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.7	Change in Control Severance Agreement, effective as of August 1, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
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
10.12
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)**
10.13
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
10.17
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.18	Credit Agreement, dated as of May 1, 2012 among CF Industries Holdings, Inc., CF Industries, Inc., the various lenders party thereto, Morgan Stanley Bank, N.A., as issuing bank, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2012, File No. 001-32597)
10.19
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**
10.20
CF Industries Holdings, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 25, 2011, File No. 001-32597)**
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Consolidated Financial Statements

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.