Form 10-Q
period 2013-03-31
CF Industries Holdings, Inc.
filed 2013-05-09
CIK 1324404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        59,288,007 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 30, 2013.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2013	2012
	(in millions, except per share amounts)
Net sales	$1,336.5	$1,527.6
Cost of sales	661.4	815.8

Gross margin	675.1	711.8

Selling, general and administrative expenses	44.3	33.8
Other operating—net	14.6	22.3

Total other operating costs and expenses	58.9	56.1
Equity in earnings of operating affiliates	11.6	15.5

Operating earnings	627.8	671.2
Interest expense	39.1	30.9
Interest income	(2.1)	(0.4)
Other non-operating—net	54.7	(0.1)

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	536.1	640.8
Income tax provision	107.4	206.8
Equity in earnings (losses) of non-operating affiliates-net of taxes	0.7	(2.3)

Net earnings	429.4	431.7
Less: Net earnings attributable to noncontrolling interest	22.9	63.3

Net earnings attributable to common stockholders	$406.5	$368.4

Net earnings per share attributable to common stockholders:
Basic	$6.53	$5.62

Diluted	$6.47	$5.54

Weighted average common shares outstanding:
Basic	62.3	65.5

Diluted	62.8	66.5

Dividends declared per common share	$0.40	$0.40

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in millions)
Net earnings	$429.4	$431.7
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	(56.7)	26.1
Unrealized gain on hedging derivatives—net of taxes	(7.8)	—
Unrealized gain on securities—net of taxes	0.4	0.7
Defined benefit plans—net of taxes	3.0	1.0

	(61.1)	27.8

Comprehensive income	368.3	459.5
Less: Comprehensive income attributable to the noncontrolling interest	22.3	63.8

Comprehensive income attributable to common stockholders	$346.0	$395.7

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2013	December 31, 2012
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,210.3	$2,274.9
Accounts receivable—net	242.7	217.4
Inventories—net	385.8	277.9
Deferred income taxes	38.5	9.5
Other	30.4	27.9

Total current assets	2,907.7	2,807.6
Property, plant and equipment, net of accummulated depreciation, depletion and amortization of $2,829.2 and $2,757.1	3,938.1	3,900.5
Asset retirement obligation funds	200.8	200.8
Investments in and advances to affiliates	905.8	935.6
Goodwill	2,064.5	2,064.5
Other assets	321.5	257.9

Total assets	$10,338.4	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$448.5	$366.5
Income taxes payable	123.5	187.1
Customer advances	698.6	380.7
Notes payable	4.8	5.0
Distributions payable to noncontrolling interest	5.3	5.3
Other	4.6	5.6

Total current liabilities	1,285.3	950.2

Long-term debt	1,600.0	1,600.0
Deferred income taxes	885.2	938.8
Other noncurrent liabilities	450.2	395.7
Contingencies (Note 20)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2013—63,106,575 shares issued and 2012—62,961,628 shares issued	0.6	0.6
Paid-in capital	2,509.0	2,492.4
Retained earnings	3,842.4	3,461.1
Treasury stock—at cost, 2013—2,531,027 shares and 2012—10,940 shares	(509.6)	(2.3)
Accumulated other comprehensive loss	(110.1)	(49.6)

Total stockholders' equity	5,732.3	5,902.2
Noncontrolling interest	385.4	380.0

Total equity	6,117.7	6,282.2

Total liabilities and equity	$10,338.4	$10,166.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	368.4	—	368.4	63.3	431.7
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	25.6	25.6	0.5	26.1
Unrealized gain on securities—net of taxes	—	—	—	—	0.7	0.7	—	0.7
Defined benefit plans—net of taxes	—	—	—	—	1.0	1.0	—	1.0

Comprehensive income						395.7	63.8	459.5

Issuance of $0.01 par value common stock under employee stock plans	—	—	3.5	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	2.5	—	—	2.5	—	2.5
Excess tax benefit from stock-based compensation	—	—	9.4	—	—	9.4	—	9.4
Cash dividends ($0.40 per share)	—	—	—	(26.2)		(26.2)	—	(26.2)
Declaration of distribution payable	—	—	—	—	—	—	(20.9)	(20.9)
Effect of exchange rates changes	—	—	—	—	—	—	0.2	0.2

Balance at March 31, 2012	$0.7	$(1,000.2)	$2,820.2	$3,183.2	$(72.0)	$4,931.9	$429.0	$5,360.9

Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	406.5	—	406.5	22.9	429.4
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(56.1)	(56.1)	(0.6)	(56.7)
Unrealized loss on hedging derivatives—net of taxes	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Unrealized gain on securities—net of taxes	—	—	—	—	0.4	0.4	—	0.4
Defined benefit plans—net of taxes	—	—	—	—	3.0	3.0	—	3.0

Comprehensive income						346.0	22.3	368.3

Purchases of treasury stock	—	(507.3)	—	—	—	(507.3)	—	(507.3)
Issuance of $0.01 par value common stock under employee stock plans	—	—	4.6	—	—	4.6	—	4.6
Stock-based compensation expense	—	—	3.0	—	—	3.0	—	3.0
Excess tax benefit from stock-based compensation	—	—	9.0	—	—	9.0	—	9.0
Cash dividends ($0.40 per share)	—	—	—	(25.2)		(25.2)	—	(25.2)
Declaration of distribution payable	—	—	—	—	—	—	(16.7)	(16.7)
Effect of exchange rates changes	—	—	—	—	—	—	(0.2)	(0.2)

Balance at March 31, 2013	$0.6	$(509.6)	$2,509.0	$3,842.4	$(110.1)	$5,732.3	$385.4	$6,117.7

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012
	(in millions)
Operating Activities:
Net earnings	$429.4	$431.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	107.1	103.1
Deferred income taxes	(66.7)	(6.3)
Stock compensation expense	3.2	3.2
Excess tax benefit from stock-based compensation	(9.0)	(9.4)
Unrealized (gain) loss on derivatives	(9.0)	55.9
Loss on disposal of property, plant and equipment	2.3	3.9
Undistributed earnings of affiliates—net	(4.2)	(1.8)
Changes in:
Accounts receivable	(25.4)	(191.7)
Margin deposits	—	0.8
Inventories	(109.8)	43.5
Accrued income taxes	(81.8)	20.8
Accounts payable and accrued expenses	73.5	(9.3)
Customer advances—net	317.9	142.5
Other—net	51.2	16.3

Net cash provided by operating activities	678.7	603.2

Investing Activities:
Additions to property, plant and equipment	(152.8)	(64.3)
Proceeds from the sale of property, plant and equipment	3.3	3.9
Deposits to asset retirement obligation funds	—	(2.2)
Deposit on CFL acquisition	(45.3)	—
Other—net	(1.9)	—

Net cash used in investing activities	(196.7)	(62.6)

Financing Activities:
Dividends paid on common stock	(25.2)	(26.2)
Distributions to noncontrolling interests	(16.7)	(20.9)
Purchase of treasury stock	(500.1)	—
Issuances of common stock under employee stock plans	4.6	3.5
Excess tax benefit from stock-based compensation	9.0	9.4

Net cash used in financing activities	(528.4)	(34.2)

Effect of exchange rate changes on cash and cash equivalents	(18.2)	(0.1)

(Decrease) increase in cash and cash equivalents	(64.6)	506.3
Cash and cash equivalents at beginning of period	2,274.9	1,207.0

Cash and cash equivalents at end of period	$2,210.3	$1,713.3

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

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2012, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

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

CF INDUSTRIES HOLDINGS, INC.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

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

Recently Adopted Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments, and the effect these arrangements have on the entity's financial position. In January 2013, the FASB issued an amendment to ASU No. 2011-11 (ASU No. 2013-01) clarifying that its scope applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These standards are effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We adopted this standard in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued a standard pertaining to the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) (ASU No. 2013-02). The standard requires that an entity provide, by component, information regarding the amounts reclassified out of AOCI, either on the face of the statement of operations or in the notes, and an indication as to the line items in the statement of operations that the amounts were reclassified to. In addition, in certain cases, an entity is required to cross-reference to other disclosures that provide additional details about the reclassified amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

4.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada which supplies fertilizer products to CF Industries, Inc. (CFI) and Viterra Inc. (Viterra). CFL's Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.

        CFI owns 49% of CFL's voting common shares and 66% of CFL's nonvoting preferred shares. Viterra owns 34% of the voting common shares and non-voting preferred shares of CFL. The remaining 17% of the voting common shares are owned by GROWMARK, Inc. and La Coop fédérée. CFL is a variable interest entity that we consolidate in our financial statements.

        General creditors of CFL do not have direct recourse to the assets of CFI. However, the product purchase agreement between CFI and CFL does require CFI to advance funds to CFL in the event that CFL is unable to meet its obligations as they become due. The amount of each advance would be at least 66% of the deficiency and would be more in any year in which CFI purchased more than 66%

CF INDUSTRIES HOLDINGS, INC.

of Medicine Hat's production. A similar purchase agreement and obligation also exists for Viterra. CFI and Viterra currently manage CFL such that each party is responsible for its share of CFL's fixed costs and that CFL's production volume is managed to meet the parties' combined requirements. Based on the contractual arrangements, CFI is the primary beneficiary of CFL as CFI directs the activities that most significantly impact CFL's economic performance and receives at least 66% of the economic risks and rewards of CFL.

        CFL's net sales for the three months ended March 31, 2013 and 2012 were $59.5 million and $180.4 million, respectively. CFL's assets and liabilities at March 31, 2013 were $118.8 million and $69.6 million, respectively, and at December 31, 2012 were $108.1 million and $57.6 million, respectively. The year-over-year comparability of CFL's net sales is impacted by a selling price modification that resulted from amendments to CFL's product purchase agreements, as described further below.

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

        CFI operates the Medicine Hat facility pursuant to a management agreement and purchases approximately 66% of the facility's ammonia and granular urea production pursuant to a product purchase agreement. Viterra has the right, but not the obligation, to purchase the remaining 34% of the facility's production under a similar product purchase agreement. To the extent that Viterra does not purchase its 34% of the facility's production, CFI is obligated to purchase any remaining amounts. However, since 1995, Viterra has purchased at least 34% of the facility's production each year. Both the management agreement and the product purchase agreement can be terminated by either CFI or CFL upon a twelve-month notice.

        Under the product purchase agreements that were in effect through the third quarter of 2012, both CFI and Viterra paid the greater of production cost or market price for purchases. An initial portion of the selling price was paid based upon production cost plus an agreed-upon margin once title passes as the products were shipped. The remaining portion of the selling price, representing the difference between the market price and production cost plus an agreed-upon margin, was paid after the end of the year. The sales revenue attributable to this remaining portion of the selling price was accrued on an interim basis. In the Company's consolidated financial statements, the net sales and accounts receivable attributable to CFL are solely generated by transactions with Viterra, as all transactions with CFI are eliminated in consolidation. At both March 31, 2013 and December 31, 2012, the net receivable due from Viterra related to the product purchases that was reflected on our consolidated balance sheets was $2.0 million. See further discussion below regarding a modification to the CFL selling prices which reduced the net receivable due from Viterra.

        The product purchase agreements also provide that CFL will distribute its net earnings to CFI and Viterra annually based on the respective quantities of product purchased from CFL. The net earnings attributable to Viterra that are reported in noncontrolling interest on the consolidated balance sheets at both March 31, 2013 and December 31, 2012 was approximately $5.3 million. The annual distribution is paid after the end of the year. The distributions to Viterra are reported as financing activities in the consolidated statements of cash flows, as we consider these payments to be similar to dividends.

CF INDUSTRIES HOLDINGS, INC.

        In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In April 2013, we completed the acquisition and now own 100% of CFL and are entitled to purchase 100% of CFL's ammonia and granular urea production.

        In the fourth quarter of 2012, the CFL Board of Directors approved an amendment to each of the respective product purchase agreements with CFI and Viterra. The amendments modified the selling prices that CFL charges for products sold to CFI and Viterra. The modified selling prices are based on production cost plus an agreed-upon margin and are reflected in our first quarter 2013 results, whereas an accrual of $39.7 million was included in our first quarter 2012 results for the difference between market prices and production cost plus an agreed-upon margin. This impacts the comparability of our consolidated net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but does not impact the comparability of our consolidated net earnings attributable to common stockholders or net cash flows.

Terra Nitrogen Company, L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the equity of TNCLP. An affiliate of CFI is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.

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

        In each of the applicable quarters of 2013 and 2012, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2013 and 2012, were $71.3 million and $51.8 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

        At March 31, 2013, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CFI), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Three months ended March 31,
	2013			2012
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9
Earnings attributable to noncontrolling interest	1.7	21.2	22.9	47.6	15.7	63.3
Declaration of distributions payable	—	(16.7)	(16.7)	—	(20.9)	(20.9)
Effect of exchange rate changes	(0.8)	—	(0.8)	0.7	—	0.7

Ending balance	$18.3	$367.1	$385.4	$65.0	$364.0	$429.0

Distributions payable to noncontrolling interest:
Beginning balance	$5.3	$—	$5.3	$149.7	$—	$149.7
Declaration of distributions payable	—	16.7	16.7	—	20.9	20.9
Distributions to noncontrolling interest	—	(16.7)	(16.7)	—	(20.9)	(20.9)
Effect of exchange rate changes	—	—	—	3.4	—	3.4

Ending balance	$5.3	$—	$5.3	$153.1	$—	$153.1

5.     Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	March 31, 2013				December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$198.6	$—	$—	$198.6	$106.0	$—	$—	$106.0
U.S. and Canadian government obligations	1,477.5	—	—	1,477.5	1,996.9	—	—	1,996.9
Other debt securities	534.2	—	—	534.2	172.0	—	—	172.0

Total cash and cash equivalents	$2,210.3	$—	$—	$2,210.3	$2,274.9	$—	$—	$2,274.9
Investments in auction rate securities	26.6	—	(0.9)	25.7	27.3	—	(1.3)	26.0
Asset retirement obligation funds	200.8	—	—	200.8	200.8	—	—	200.8
Nonqualified employee benefit trusts	20.9	0.9	—	21.8	21.2	0.8	—	22.0

        Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued

CF INDUSTRIES HOLDINGS, INC.

directly by the Federal government; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at March 31, 2013 and December 31, 2012 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	March 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,210.3	$2,210.3	$—	$—
Unrealized gains on derivative instruments	19.8	—	19.8	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	25.7	—	—	25.7
Nonqualified employee benefit trusts	21.8	21.8	—	—

Total assets at fair value	$2,478.4	$2,432.9	$19.8	$25.7

Unrealized losses on derivative instruments	$11.2	$—	$11.2	$—

Total liabilities at fair value	$11.2	$—	$11.2	$—

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,274.9	$2,274.9	$—	$—
Unrealized gains on derivative instruments	17.3	—	17.3	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	26.0	—	—	26.0
Nonqualified employee benefit trusts	22.0	22.0	—	—

Total assets at fair value	$2,541.0	$2,497.7	$17.3	$26.0

Unrealized losses on derivative instruments	$5.6	$—	$5.6	$—

Total liabilities at fair value	$5.6	$—	$5.6	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At March 31, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

CF INDUSTRIES HOLDINGS, INC.

Derivative Instruments

        The derivative instruments that we currently use are primarily natural gas call options and foreign currency forward contracts traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, LA and Port Neal, IA capital expansion projects. The natural gas derivative contracts settle using NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 16—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain AROs in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a 2010 Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these investments are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 8—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost basis.

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. They are classified as noncurrent assets as a result of the continuing market illiquidity and our judgment regarding the period of time that may elapse until the traditional auction process resumes or other effective market trading mechanisms develop. These ARS have maturities that range up to 35 years, with 65% of the carrying value maturing in 20 to 30 years.

        We currently intend to hold our ARS until a market recovery occurs and, based on our current liquidity position, we do not believe it is likely that we will need to sell these securities prior to their recovery in value. Therefore, we expect to recover our amortized cost basis in the investments. As a result, our unrealized holding loss on these securities is classified as a temporary impairment and is reported in other comprehensive income (loss). During the first three months of 2013, $0.7 million of our ARS were redeemed at par.

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

CF INDUSTRIES HOLDINGS, INC.

change in the estimated fair value for these instruments measured using Level 3 inputs could occur in the future. The following table provides a reconciliation of changes in these Level 3 assets.

Investments in auction rate securities
(in millions)
Fair value, December 31, 2012	$26.0
Sales and redemptions	(0.7)
Unrealized gain included in other comprehensive loss	0.4

Fair value, March 31, 2013	$25.7

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the net asset values (NAV) of the investments. These trusts are included on our consolidated balance sheets in other assets.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended March 31,
	2013	2012
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$406.5	$368.4

Basic earnings per common share:
Weighted average common shares outstanding	62.3	65.5

Net earnings attributable to common stockholders	$6.53	$5.62

Diluted earnings per common share:
Weighted average common shares outstanding	62.3	65.5
Dilutive common shares—stock options	0.5	1.0

Diluted weighted average shares outstanding	62.8	66.5

Net earnings attributable to common stockholders	$6.47	$5.54

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three months ended March 31, 2013 and 2012, anti-dilutive stock options were insignificant.

        In the first quarter of 2013, we repurchased 2.5 million of our common shares for $507.3 million, of which $7.2 million was accrued but unpaid at March 31, 2013. The impact of the share repurchases on weighted average shares outstanding is reflected in the table above. For additional information, see Note 18—Treasury Stock.

CF INDUSTRIES HOLDINGS, INC.

7.     Pension and Other Postretirement Benefits

        Through December 31, 2012, we maintained four funded defined benefit pension plans: two U.S. plans and two Canadian plans. As of January 1, 2013, we adopted amendments to our U.S. pension plans to combine them into a single plan and to provide pension benefits to eligible U.S. employees not covered previously by the U.S. plans. We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location.

        Net periodic benefit cost included the following components:

	Three months ended March 31,
	2013	2012
	(in millions)
Pension Plans
Service cost for benefits earned during the period	$4.5	$3.2
Interest cost on projected benefit obligation	8.2	8.6
Expected return on plan assets	(8.1)	(8.6)
Amortization of actuarial loss	2.8	2.6

Net periodic benefit cost	$7.4	$5.8

Retiree Medical
Service cost for benefits earned during the period	$0.1	$0.8
Interest cost on projected benefit obligation	0.6	1.0
Amortization of transition obligation	—	0.1
Amortization of actuarial loss	0.1	0.3

Net periodic benefit cost	$0.8	$2.2

        Our 2013 consolidated pension funding contributions are estimated to be approximately $23.2 million, of which approximately $1.3 million was funded in the first three months of 2013.

        We have defined contribution plans covering substantially all employees. Depending on the specific provisions of each plan, the company may provide basic contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. For the three months ended March 31, 2013 and 2012 we contributed $3.2 million and $3.3 million, respectively, to the plans.

8.     Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2012 to March 31, 2013 are summarized below:

(in millions)
Obligation at December 31, 2012	$145.0
Accretion expense	2.6
Expenditures	(1.4)

Obligation at March 31, 2013	$146.2

CF INDUSTRIES HOLDINGS, INC.

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

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Current portion	$10.9	$12.3
Noncurrent portion	135.3	132.7

	$146.2	$145.0

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance obligations related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. These financial assurance obligations result from two requirements. The first is a 2010 consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). The second is State of Florida financial assurance regulations (Florida Financial Assurance) that apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We maintain a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). The trust for the Plant City Consent Decree is fully funded, and we expect to fund the remaining approximately $4.0 million in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At March 31, 2013 and December 31, 2012, the balance in the ARO funds was $200.8 million.

CF INDUSTRIES HOLDINGS, INC.

9.     Interest Expense

        Details of interest expense are as follows:

	Three months ended March 31,
	2013	2012
	(in millions)
Interest on borrowings	$28.0	$28.0
Fees on financing agreements	3.5	5.1
Interest on tax liabilities	12.1	0.5
Interest capitalized and other	(4.5)	(2.7)

	$39.1	$30.9

10.   Income Taxes

        Our income tax provision for the three months ended March 31, 2013 was $107.4 million on pre-tax income of $536.1 million, or an effective tax rate of 20.0%, compared to an income tax provision of $206.8 million, or an effective tax rate of 32.3% for the three months ended March 31, 2012. Our income tax provision for the three months ended March 31, 2013 includes a $75.8 million tax benefit for the effect of a Closing Agreement with the IRS related to the utilization of our pre-IPO net operating losses (NOLs) that was finalized in March 2013. This tax benefit is partially offset by a $55.2 million expense, recorded in Other non-operating net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. Both of these items are discussed further below. Excluding the effect of the Closing Agreement and the amount payable to our pre-IPO owners, the effective tax rate for the first quarter of 2013 was 31.0%. Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax income exclusive of noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to controlling interests in TNCLP, which does not record an income tax provision.

        At the time of our Initial Public Offering (IPO) in 2005, we had accumulated a substantial amount of NOLs. Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes when we became a public company, a full valuation allowance was recorded against those NOLs. At that time, we entered into an agreement (NOL Agreement) with the former cooperative owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by our using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. At December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance. In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized.

        In March 2013, we entered into a Closing Agreement with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. In our consolidated statement of operations for the three months ended March 31, 2013, the expense related to this liability is included in Other non-operating—net. On our consolidated balance sheet at March 31, 2013, $13.5 million is included in

CF INDUSTRIES HOLDINGS, INC.

accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $41.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years. In our consolidated statement of cash flows for the three months ended March 31, 2013, these amounts are included in accounts payable and accrued expenses, and other-net, respectively.

        The tax effect of the IRS settlement noted above includes an $86.8 million reduction to our unrecognized tax benefits previously recorded for the disallowed refund claims based on utilization of the pre-IPO NOLs.

        Our effective tax rate would be affected by $66.9 million if our unrecognized tax benefits at March 31, 2013 were to be recognized in the future.

        For additional information concerning the income tax matter noted above, see Note 11- Income Taxes in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

11.   Inventories—Net

        Inventories—net consist of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Fertilizer	$321.4	$212.2
Raw materials, spare parts and supplies	64.4	65.7

	$385.8	$277.9

12.   Equity Method Investments

        Equity method investments consist of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Operating equity method investments	$395.5	$394.2
Non-operating equity method investments	510.3	541.4

Investments in and advances to affiliates	$905.8	$935.6

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

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended March 31,
	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$96.4	$77.5

Net earnings	$32.2	$24.5

Equity in earnings of operating affiliates	$11.6	$15.5

	March 31, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$103.3	$93.9
Long-term assets	161.0	164.8

Total assets	$264.3	$258.7

Current liabilities	$43.3	$45.9
Long-term liabilities	26.0	26.0
Equity	195.0	186.8

Total liabilities and equity	$264.3	$258.7

        The carrying value of these investments at March 31, 2013 was $395.5 million, which was $298.0 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 21 years and 11 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $38.4 million and $38.5 million for the three months ended March 31, 2013 and 2012, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended March 31,
	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$594.1	$638.4

Net earnings	$7.0	$2.0

Equity in earnings (losses) of non-operating affiliates—net of taxes	$0.7	$(2.3)

	March 31, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$550.2	$595.0
Long-term assets	283.0	293.4

Total assets	$833.2	$888.4

Current liabilities	$350.7	$385.6
Long-term liabilities	141.4	147.3
Equity	341.1	355.5

Total liabilities and equity	$833.2	$888.4

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At March 31, 2013 and December 31, 2012, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the three month periods ended March 31, 2013 and 2012, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at March 31, 2013 was $497.9 million, which was $327.3 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods ranging from 1 to 13 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At March 31, 2013, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $16.5 million.

13.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures

CF INDUSTRIES HOLDINGS, INC.

related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$82.1	$54.8
Additions	4.0	5.6
Depreciation	(8.7)	(8.0)
Effect of exchange rate changes	(0.1)	0.9

Ending balance	$77.3	$53.3

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

14.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at March 31, 2013 and December 31, 2012:

	Nitrogen	Phosphate	Total
	(in millions)
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At March 31, 2013			At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer Relationships	$50.0	$(8.3)	$41.7	$50.0	$(7.6)	$42.4
TerraCair Brand	10.0	(3.0)	7.0	10.0	(2.8)	7.2

Total intangible assets	$60.0	$(11.3)	$48.7	$60.0	$(10.4)	$49.6

        Amortization expense of our identifiable intangibles was $0.9 million for both the three months ended March 31, 2013 and 2012, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Total estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2013	$2.9
2014	3.8
2015	3.8
2016	3.8
2017	3.8
2018	3.8

$21.9

15.   Financing Agreements

        Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0

	$1,600.0	$1,600.0
Less: Current portion	—	—

Net long-term debt	$1,600.0	$1,600.0

Credit Agreement

        In the second quarter of 2012, the Company, as a guarantor, and CFI, as borrower, entered into a $500 million senior unsecured credit agreement, dated May 1, 2012 (the 2012 Credit Agreement), which provides for a revolving credit facility of up to $500 million with a maturity of five years.

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

        All obligations under the 2012 Credit Agreement are unsecured. Currently the Company is the only guarantor of CFI's obligations under the 2012 Credit Agreement. Certain of CFI's material domestic subsidiaries will be required to become guarantors under the 2012 Credit Agreement only if such subsidiary were to guarantee other debt of the Company or CFI in excess of $250 million. Currently, no such subsidiary guarantees debt for borrowed money in excess of $250 million.

        At March 31, 2013, there was $491.0 million of available credit under the 2012 Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

CF INDUSTRIES HOLDINGS, INC.

        On April 22, 2013, the 2012 Credit Agreement was amended to increase the credit facility from $500 million to $1.0 billion and extend its maturity an additional year to May 1, 2018. For additional information, see Note 23—Subsequent Events.

Senior Notes due 2018 and 2020

        On April 23, 2010, CFI issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the Notes). The Company pays interest semiannually on May 1 and November 1 and the Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

        The indentures governing the Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CFI, to incur liens on certain properties to secure debt. In the event of specified changes of control involving the Company or CFI, they also require CFI to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

        Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by the Company and each of the Company's current and future subsidiaries (other than CFI) that from time to time is a borrower or guarantor under the 2012 Credit Agreement, or any renewal, replacement or refinancing thereof, including the 2012 Credit Agreement. Upon the termination of the 2010 Credit Agreement, the guarantees of the subsidiaries of the Company securing obligations under the 2010 Credit Agreement were released. As a result, the subsidiaries were automatically released from their guarantees of the Notes. In the event that a subsidiary of the Company, other than CFI, becomes a borrower or a guarantor under the 2012 Credit Agreement, such subsidiary would be required to become a guarantor of the Notes.

        At March 31, 2013, the carrying value of the Notes was $1.6 billion and the fair value was approximately $1.9 billion.

Notes Payable

        From time to time, CFL receives advances from CFI and from CFL's noncontrolling interest holder to finance major capital expenditures. The advances outstanding are evidenced by unsecured promissory notes due December 31, 2013 and bear interest at market rates. The amount shown as notes payable represents the advances payable to CFL's noncontrolling interest holder. The carrying value of notes payable approximates their fair value.

16.   Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we currently use are primarily call options traded in the over-the-counter (OTC) markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated purchases of natural gas used to

CF INDUSTRIES HOLDINGS, INC.

manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.

        As of March 31, 2013 and December 31, 2012, we had open natural gas derivative contracts for 45.8 million MMBtus and 58.9 million MMBtus, respectively. For the three months ended March 31, 2013, we used derivatives to cover approximately 90% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, we announced that our Board of Directors had authorized the expenditure of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the construction costs are Euro-denominated. In order to manage our exposure to changes in the Euro to U.S. dollar currency exchange rates, we have hedged our projected Euro payments through 2014 using currency forward exchange contracts.

        As of March 31, 2013, the notional amount of our open foreign currency derivatives was $787.5 million. Of this amount, $268.9 million, or approximately 34%, were designated as cash flow hedging instruments for accounting purposes while the remaining $518.6 million are not designated as hedging instruments for accounting purposes.

        No reclassification from AOCI to income occurred in the three months ended March 31, 2013 or during 2012, and none is expected in 2013. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capital expansion projects.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations is shown below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2013	2012	Location	2013	2012
	(in millions)			(in millions)
Foreign exchange contracts	$(12.2)	$—	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$(0.2)	$—

	Gain (loss) recognized in income
		Three months ended March 31,
Derivatives not designated as hedges	Location	2013	2012
		(in millions)
Natural gas derivatives	Cost of sales	$22.5	$(55.9)
Foreign exchange contracts	Other operating—net	(13.5)	—

		$9.0	$(55.9)

	Gain (loss) in income
	Three months ended March 31,
All Derivatives	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$9.0	$(55.9)
Cash flow hedge ineffectiveness	(0.2)	—

Total unrealized gains (losses)	8.8	(55.9)
Realized losses	(7.7)	(48.2)

Net derivative gains (losses)	$1.1	$(104.1)

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.2	$4.2	Other current liabilities	$0.4	$—
Foreign exchange contracts	Other noncurrent assets	—	4.8	Other noncurrent liabilities	1.9	—

		$0.2	$9.0		$2.3	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$0.2	$3.9	Other current liabilities	$3.9	$—
Foreign exchange contracts	Other noncurrent assets	—	2.4	Other noncurrent liabilities	4.8	—
Natural gas derivatives	Other current assets	19.4	2.0	Other current liabilities	0.2	5.5
Natural gas derivatives	Other noncurrent assets	—	—	Other noncurrent liabilities	—	0.1

		$19.6	$8.3		$8.9	$5.6

Total derivatives		$19.8	$17.3		$11.2	$5.6

Current / Noncurrent Totals
	Other current assets	$19.8	$10.1	Other current liabilities	$4.5	$5.5
	Other noncurrent assets	—	7.2	Other noncurrent liabilities	6.7	0.1

Total derivatives		$19.8	$17.3		$11.2	$5.6

        The counterparties to our derivative contracts are large financial institutions and large oil and gas companies. Our derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

  •
  Settlement netting generally allows us and our counterparties to net, into a single net payable or receivable, ordinary settlement obligations arising between us under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.

  •
  Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreements), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to accelerate and terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party. Termination values may be determined using a mark-to-market approach or based on a party's good faith estimate of its loss. If the final net close-out amount is payable by the non-defaulting party, that party's obligation to make the payment may be conditioned on factors such as the termination of all derivative transactions between the parties or payment in full of all of the defaulting party's obligations to the non-defaulting party, in each case regardless of whether arising under the ISDA agreement or otherwise.

  •
  Setoff rights are provided by certain of our ISDA agreements and generally allow a non-defaulting party to elect to setoff, against the final net close-out payment, other matured and contingent amounts payable between us and our counterparties under the ISDA agreement

CF INDUSTRIES HOLDINGS, INC.

    or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. As of March 31, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.4 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2013 and December 31, 2012, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2013 and December 31, 2012.

			Gross amounts not offset in consolidated balance sheet
	Gross and Net amounts presented in consolidated balance sheet(1)
			Financial instruments	Cash collateral received (pledged)	Net amount
March 31, 2013
Total derivative assets	$19.8	(2)	$4.1	$—	$15.7
Total derivative liabilities	11.2	(3)	4.1	—	7.1

Net assets	$8.6		$—	$—	$8.6

December 31, 2012
Total derivative assets	$17.3	(4)	$4.6	$—	$12.7
Total derivative liabilities	5.6	(5)	4.6	—	1.0

Net assets	$11.7		$—	$—	$11.7

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, the gross amounts recognized and net amounts presented are the same.

(2)
The $19.8 million is included in other current assets at March 31, 2013.

(3)
Of the $11.2 million at March 31, 2013, $4.5 million is included in other current liabilities and $6.7 million is included on other noncurrent liabilities.

(4)
Of the $17.3 million at December 31, 2012, $10.1 million is included in other current assets and $7.2 million is included in other noncurrent assets.

(5)
Of the $5.6 million at December 31, 2012, $5.5 million is included in other current liabilities and $0.1 million is included in other noncurrent liabilities.

CF INDUSTRIES HOLDINGS, INC.

        Our exposure to credit loss from nonperformance by counterparties was approximately $15.7 million and $12.7 million as of March 31, 2013 and December 31, 2012, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

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

        A summary of stock option activity under the Plan for the three months ended March 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	766,607	$100.34	$79.4
Exercised	(146,517)	31.89	26.6
Forfeited	(9,775)	166.63	—

Outstanding at March 31, 2013	610,315	115.71	47.7

Exercisable at March 31, 2013	329,652	81.86	35.8

        Cash received from stock option exercises for the three months ended March 31, 2013 was $4.6 million.

        A summary of restricted stock activity under the Plan for the three months ended March 31, 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	98,284	$129.05
Forfeited	(1,570)	137.99

Outstanding at March 31, 2013	96,714	128.90

CF INDUSTRIES HOLDINGS, INC.

        Stock-based compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits:

	Three months ended March 31,
	2013	2012
	(in millions)
Stock-based compensation expense(1)	$3.0	$2.5
Income tax benefit	(1.1)	(1.0)

Stock-based compensation expense, net of income taxes	$1.9	$1.5

(1)
In addition to our expense associated with the Plan, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense resulting from these market-based liability awards amounted to $0.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. Stock compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit expense.

        As of March 31, 2013, pre-tax unrecognized compensation cost, net of estimated forfeitures, for stock options was $11.6 million, which will be recognized over a weighted average period of 1.9 years, and for restricted stock was $5.1 million, which will be recognized over a weighted average period of 1.8 years.

        Excess tax benefits for the three months ended March 31, 2013 and 2012 were $9.0 million and $9.4 million, respectively.

18.   Treasury Stock

        In the third quarter of 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. In the first quarter of 2013, we repurchased 2.5 million shares for $507.3 million, of which $7.2 million was accrued but unpaid at March 31, 2013. Subsequent to March 31, 2013, we repurchased an additional 1.3 million shares for $242.8 million, bringing the total repurchased shares to date under this program to 3.8 million at an aggregate of $750 million.

CF INDUSTRIES HOLDINGS, INC.

19.   Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive income (loss) (AOCI) and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$15.4	$(3.0)	$—	$(111.7)	$(99.3)
Unrealized gain (loss)	—	1.1	—	—	1.1
Reclassification to net earnings	—	—	—	3.2	3.2
Effect of exchange rate changes and deferred taxes	25.6	(0.4)	—	(2.2)	23.0

Balance at March 31, 2012	$41.0	$(2.3)	$—	$(110.7)	$(72.0)

Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain (loss)	—	0.9	(12.2)	—	(11.3)
Reclassification to net earnings	—	(0.3)	—	3.1	2.8
Effect of exchange rate changes and deferred taxes	(56.1)	(0.2)	4.4	(0.1)	(52.0)

Balance at March 31, 2013	$5.3	$—	$(3.2)	$(112.2)	$(110.1)

        Reclassifications out of AOCI during the three months ended March 31, 2013 were as follows:

	Amount Reclassified from AOCI	Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$(0.3)	Interest income

Total before tax	(0.3)
Tax effect	0.1

Net of tax	$(0.2)

Defined Benefit Plans
Amortization of transition obligation	$ —(1)
Amortization of prior service cost	—(1)
Amortization of net loss	3.1(1)

Total before tax	3.1
Tax effect	(1.1)

Net of tax	$2.0

Total reclassifications for the period	$1.8

(1)
These AOCI components are included in the computation of net periodic benefit cost (see Note 7—Pension and Other Postretirement Benefits).

CF INDUSTRIES HOLDINGS, INC.

20.   Contingencies

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

EPCRA/CERCLA Investigation

        Pursuant to a letter from the DOJ dated July 28, 2008 that was sent to representatives of the major U.S. phosphoric acid manufacturers, including CFI, the DOJ stated that it and the EPA believe that apparent violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals, have occurred at all of the phosphoric acid facilities operated by these manufacturers. The letter also states that the DOJ and the EPA believe that most of these facilities have violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to provide required notifications relating to the release of hydrogen fluoride from these facilities. The letter did not specifically identify alleged violations at our Plant City, Florida complex or assert a claim for a specific amount of penalties. The EPA submitted an

CF INDUSTRIES HOLDINGS, INC.

information request to the Company on February 11, 2009, as a follow-up to the July 2008 letter. The Company provided information in response to the agency's inquiry on May 14 and May 29, 2009.

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

        On November 30, 2012, the EPA approved Florida's rule. However, because the EPA identified what it considered to be gaps in the scope of the waters covered by Florida's rule and potential legal issues that might bar the Florida rule from going into effect, the EPA, pursuant to the Court order described above, has again proposed numeric nutrient criteria for Florida streams. On March 15, 2013, the EPA and the FDEP announced an agreement in principle that would allow the EPA to withdraw its proposed rule subject to certain actions to be taken by FDEP and EPA.

        Notwithstanding the EPA's approval of the Florida rule, the federal criteria for lakes and inland waters previously upheld by the Court (excluding the criteria found to be arbitrary and capricious) became effective on January 6, 2013. The EPA intends to withdraw these criteria once the State of Florida completes all of the actions required pursuant to the aforementioned agreement in principle.

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The numeric criteria adopted by the State of Florida and approved by the EPA includes numeric criteria for some coastal and estuarine waters, but as with streams, EPA raised

CF INDUSTRIES HOLDINGS, INC.

issues regarding the scope of coverage of Florida's regulation. Accordingly, on November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. Pursuant to the March 2013 agreement in principle, the EPA intends to withdraw this proposed rule subject to actions to be taken by FDEP, EPA and the Florida legislature that will establish appropriate criteria for Florida coastal and estuarine waters in accordance with the timetable established in the agreement in principle.

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

        Prior to the imposition of Section 185 fees, the EPA adopted a new ozone standard (the 8-hour ozone standard) and rescinded the 1-hour ozone standard. The Baton Rouge area was designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against CFI and other companies located in the Baton Rouge area.

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

Other

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the mine site. IDEQ requested that each party indicate its willingness to enter into negotiations for a remedial investigation of the site. The current owner indicated a willingness to negotiate. While reserving all rights and not admitting liability, we also indicated a willingness to negotiate. Negotiations are continuing. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site. However, based on currently available information, we do not expect that any remedial or financial obligations we may be subject to involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Contingencies

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been notified by counsel purporting to represent various parties that may suffer losses in connection with the incident that they are investigating possible claims against us. Although we do not own or operate the facility or directly sell our product to the facility, products we have manufactured and sold to others have been delivered to the facility and may have been stored at the facility at the time of the incident. We continue to monitor the situation and intend to defend vigorously any claims that are brought against us in connection with the incident. In addition, the increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

21.   Segment Disclosures

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2013 and 2012 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2013
Net sales
Ammonia	$200.4	$—	$200.4
Granular urea	263.6	—	263.6
UAN	537.9	—	537.9
AN	54.9	—	54.9
DAP	—	196.6	196.6
MAP	—	42.3	42.3
Other	40.8	—	40.8

	1,097.6	238.9	1,336.5
Cost of sales	450.0	211.4	661.4

Gross margin	$647.6	$27.5	$675.1

Total other operating costs and expenses			58.9
Equity in earnings of operating affiliates			11.6

Operating earnings			$627.8

Three months ended March 31, 2012
Net sales
Ammonia	$401.7	$—	$401.7
Granular urea	349.4	—	349.4
UAN	423.7	—	423.7
AN	63.8	—	63.8
DAP	—	209.3	209.3
MAP	—	46.6	46.6
Other	33.1	—	33.1

	1,271.7	255.9	1,527.6
Cost of sales	609.6	206.2	815.8

Gross margin	$662.1	$49.7	$711.8

Total other operating costs and expenses			56.1
Equity in earnings of operating affiliates			15.5

Operating earnings			$671.2

        Total assets at March 31, 2013 and December 31, 2012, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2013	$6,128.5	$774.5	$3,435.4	$10,338.4
December 31, 2012	$5,991.5	$795.2	$3,380.2	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

22.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CFI), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 15, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CFI, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CFI with the Securities and Exchange Commission on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CFI, that from time to time is a borrower or guarantor under the 2012 Credit Agreement, or any renewal, replacement or refinancing thereof. As of March 31, 2013, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CFI, becomes a borrower or a guarantor under the 2012 Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CFI are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CFI and the Other Subsidiaries for the three months ended March 31, 2013 and 2012, and condensed consolidating balance sheets for Parent, CFI and the Other Subsidiaries as of March 31, 2013 and December 31, 2012. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CFI or the Other Subsidiaries on a stand-alone basis.

        In this condensed consolidating financial information, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries.

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$334.9	$1,414.8	$(413.2)	$1,336.5
Cost of sales	—	222.0	849.8	(410.4)	661.4

Gross margin	—	112.9	565.0	(2.8)	675.1

Selling, general and administrative expenses	1.0	1.6	41.7	—	44.3
Other operating—net	—	6.1	8.5	—	14.6

Total other operating costs and expenses	1.0	7.7	50.2	—	58.9
Equity in earnings of operating affiliates	—	—	11.6	—	11.6

Operating earnings (loss)	(1.0)	105.2	526.4	(2.8)	627.8
Interest expense	—	29.4	10.3	(0.6)	39.1
Interest income	—	(0.4)	(2.3)	0.6	(2.1)
Net (earnings) of wholly-owned subsidiaries	(407.2)	(358.3)	—	765.5	—
Other non-operating—net	—	—	54.7	—	54.7

Earnings before income taxes and equity in earnings of non-operating affiliates	406.2	434.5	463.7	(768.3)	536.1
Income tax provision (benefit)	(0.3)	27.3	80.4	—	107.4
Equity in earnings of non-operating affiliates—net of taxes	—	—	0.7	—	0.7

Net earnings	406.5	407.2	384.0	(768.3)	429.4
Less: Net earnings attributable to noncontrolling interest	—	—	25.7	(2.8)	22.9

Net earnings attributable to common stockholders	$406.5	$407.2	$358.3	$(765.5)	$406.5

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$406.5	$407.2	$384.0	$(768.3)	$429.4
Other comprehensive income	(60.5)	(60.5)	(107.1)	167.0	(61.1)

Comprehensive income	346.0	346.7	276.9	(601.3)	368.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	25.7	(3.4)	22.3

Comprehensive income attributable to common stockholders	$346.0	$346.7	$251.2	$(597.9)	$346.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$915.9	$730.4	$(118.7)	$1,527.6
Cost of sales	—	520.7	327.1	(32.0)	815.8

Gross margin	—	395.2	403.3	(86.7)	711.8

Selling, general and administrative expenses	0.5	26.8	6.5	—	33.8
Other operating—net	—	7.2	15.1	—	22.3

Total other operating costs and expenses	0.5	34.0	21.6	—	56.1
Equity in earnings of operating affiliates	—	4.4	11.1	—	15.5

Operating earnings (loss)	(0.5)	365.6	392.8	(86.7)	671.2
Interest expense	0.1	28.1	2.8	(0.1)	30.9
Interest income	—	(0.2)	(0.3)	0.1	(0.4)
Net (earnings) of wholly-owned subsidiaries	(368.8)	(151.5)	—	520.3	—
Other non-operating—net	—	0.2	(0.3)	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	368.2	489.0	390.6	(607.0)	640.8
Income tax (benefit) provision	(0.2)	120.2	86.8	—	206.8
Equity in loss of non-operating affiliates—net of taxes	—	—	(2.3)	—	(2.3)

Net earnings	368.4	368.8	301.5	(607.0)	431.7
Less: Net earnings attributable to noncontrolling interest	—	—	150.0	(86.7)	63.3

Net earnings attributable to common stockholders	$368.4	$368.8	$151.5	$(520.3)	$368.4

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$368.4	$368.8	$301.5	$(607.0)	$431.7
Other comprehensive income (loss)	27.2	27.2	25.7	(52.3)	27.8

Comprehensive income	395.6	396.0	327.2	(659.3)	459.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	150.0	(86.2)	63.8

Comprehensive income attributable to common stockholders	$395.6	$396.0	$177.2	$(573.1)	$395.7

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$2.2	$348.1	$1,860.0	$—	$2,210.3
Accounts and notes receivable-net	163.0	376.8	2,003.7	(2,300.8)	242.7
Inventories—net	—	67.4	318.4	—	385.8
Prepaid income taxes	0.3	—	—	(0.3)	—
Deferred income taxes	—	—	38.5	—	38.5
Other	—	—	30.4	—	30.4

Total current assets	165.5	792.3	4,251.0	(2,301.1)	2,907.7
Property, plant and equipment—net	—	444.4	3,493.7	—	3,938.1
Investments in and advances to affiliates	5,653.0	7,657.7	905.5	(13,310.4)	905.8
Asset retirement obligation funds	—	200.8	—	—	200.8
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	112.1	209.4	—	321.5

Total assets	$6,389.2	$9,208.2	$10,924.9	$(16,183.9)	$10,338.4

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$656.9	$326.7	$855.2	$(1,390.3)	$448.5
Income taxes payable	—	32.7	91.1	(0.3)	123.5
Customer advances	—	—	698.6	—	698.6
Notes payable	—	888.2	14.3	(897.7)	4.8
Distributions payable to noncontrolling interest	—	—	19.6	(14.3)	5.3
Other	—	—	4.6	—	4.6

Total current liabilities	656.9	1,247.6	1,683.4	(2,302.6)	1,285.3

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	885.2	—	885.2
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	135.2	315.0	—	450.2
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	1.2	(1.2)	0.6
Paid-in capital	2,509.0	739.9	8,324.2	(9,064.1)	2,509.0
Retained earnings	3,842.4	5,023.2	(606.5)	(4,416.7)	3,842.4
Treasury stock	(509.6)	—	—	—	(509.6)
Accumulated other comprehensive income (loss)	(110.1)	(110.1)	(110.0)	220.1	(110.1)

Total stockholders' equity	5,732.3	5,653.0	7,674.2	(13,327.2)	5,732.3
Noncontrolling interest	—	—	367.1	18.3	385.4

Total equity	5,732.3	5,653.0	8,041.3	(13,308.9)	6,117.7

Total liabilities and equity	$6,389.2	$9,208.2	$10,924.9	$(16,183.9)	$10,338.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$1,834.1	$—	$2,274.9
Accounts and notes receivable—net	—	145.1	1,007.9	(935.6)	217.4
Income taxes receivable	—	642.1	—	(642.1)	—
Inventories—net	—	193.1	84.8	—	277.9
Deferred income taxes	—	9.5	—	—	9.5
Other	—	15.4	12.5	—	27.9

Total current assets	—	1,446.0	2,939.3	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	2,892.4	—	3,900.5
Deferred income taxes	—	50.7	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	935.2	(11,622.5)	935.6
Due from affiliates	570.7	—	1.8	(572.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	136.5	121.4	—	257.9

Total assets	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$222.6	$159.3	$(15.4)	$366.5
Income taxes payable	—	—	829.2	(642.1)	187.1
Customer advances	—	247.9	132.8	—	380.7
Notes payable	—	900.0	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	15.7	(10.4)	5.3
Other	—	4.5	1.1	—	5.6

Total current liabilities	—	1,375.0	1,152.7	(1,577.5)	950.2

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	989.5	(50.7)	938.8
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	255.4	140.3	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,492.3	739.8	4,493.6	(5,233.3)	2,492.4
Retained earnings	3,461.2	4,641.3	1,598.3	(6,239.7)	3,461.1
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	(2.9)	52.5	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,308.6	(11,640.1)	5,902.2
Noncontrolling interest	—	—	362.6	17.4	380.0

Total equity	5,902.2	5,331.5	6,671.2	(11,622.7)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$406.5	$407.2	$384.0	$(768.3)	$429.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	16.6	90.5	—	107.1
Deferred income taxes	—	—	(66.7)	—	(66.7)
Stock compensation expense	3.0	—	0.2	—	3.2
Excess tax benefit from stock-based compensation	(9.0)	—	—	—	(9.0)
Unrealized loss (gain) on derivatives	—	—	(9.0)	—	(9.0)
Loss (gain) on disposal of property, plant and equipment	—	—	2.3	—	2.3
Undistributed loss (earnings) of affiliates—net	(407.2)	(361.1)	(4.2)	768.3	(4.2)
Due to / from affiliates—net	9.0	—	(9.0)	—	—
Changes in:
Accounts and notes receivable—net	(163.0)	(346.7)	(882.9)	1,367.2	(25.4)
Inventories—net	—	(7.9)	(101.9)	—	(109.8)
Accrued income taxes	(0.3)	27.3	(108.8)	—	(81.8)
Accounts payable and accrued expenses	649.7	250.7	540.3	(1,367.2)	73.5
Customer advances	—	—	317.9	—	317.9
Other—net	—	(2.8)	54.0	—	51.2

Net cash provided by (used in) operating activities	488.7	(16.7)	206.7	—	678.7

Investing Activities:
Additions to property, plant and equipment	—	(19.0)	(133.8)	—	(152.8)
Proceeds from sale of property, plant and equipment	—	—	3.3	—	3.3
Deposit on CFL acquisition	—	(45.3)	—	—	(45.3)
Other—net	—	—	(1.9)	—	(1.9)

Net cash provided by (used in) investing activities	—	(64.3)	(132.4)	—	(196.7)

Financing Activities:
Short-term debt—net	—	(11.7)	11.7	—	—
Dividends paid on common stock	(25.2)	(25.2)	(25.2)	50.4	(25.2)
Dividends to / from affiliates	25.2	25.2	—	(50.4)	—
Distributions to/from noncontrolling interest	—	—	(16.7)	—	(16.7)
Purchase of treasury stock	(500.1)	—	—	—	(500.1)
Issuances of common stock under employee stock plans	4.6	—	—	—	4.6
Excess tax benefit from stock-based compensation	9.0	—	—	—	9.0

Net cash provided by (used in) financing activities	(486.5)	(11.7)	(30.2)	—	(528.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18.2)	—	(18.2)

Increase (decrease) in cash and cash equivalents	2.2	(92.7)	25.9	—	(64.6)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$2.2	$348.1	$1,860.0	$—	$2,210.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$368.4	$368.8	$301.5	$(607.0)	$431.7
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	29.4	73.7	—	103.1
Deferred income taxes	—	(3.7)	(2.6)	—	(6.3)
Stock compensation expense	2.6	—	0.6	—	3.2
Excess tax benefit from stock-based compensation	(9.4)	—	—	—	(9.4)
Unrealized loss (gain) on derivatives	—	44.4	11.5	—	55.9
Loss (gain) on disposal of property, plant and equipment	—	0.9	3.0	—	3.9
Undistributed loss (earnings) of affiliates—net	(368.8)	(242.7)	2.7	607.0	(1.8)
Due to / from affiliates—net	(5.9)	6.2	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(24.9)	(165.3)	(1.5)	(191.7)
Margin deposits	—	0.8	—	—	0.8
Inventories—net	—	32.5	11.0	—	43.5
Accrued income taxes	—	(48.6)	69.4	—	20.8
Accounts payable and accrued expenses	0.2	8.4	(19.4)	1.5	(9.3)
Customer advances	—	106.2	36.3	—	142.5
Other—net	—	3.9	12.4	—	16.3

Net cash provided by (used in) operating activities	(12.9)	281.6	334.5	—	603.2

Investing Activities:
Additions to property, plant and equipment	—	(42.3)	(22.0)	—	(64.3)
Proceeds from sale of property, plant and equipment	—	3.9	—	—	3.9
Deposits to asset retirement obligation funds	—	(2.2)	—	—	(2.2)

Net cash provided by (used in) investing activities	—	(40.6)	(22.0)	—	(62.6)

Financing Activities:
Dividends paid on common stock	(26.2)	—	—	—	(26.2)
Dividends to / from affiliates	26.2	(26.2)	—	—	—
Distributions to noncontrolling interest	—	—	(20.9)	—	(20.9)
Issuances of common stock under employee stock plans	3.5	—	—	—	3.5
Excess tax benefit from stock-based compensation	9.4	—	—	—	9.4

Net cash provided by (used in) financing activities	12.9	(26.2)	(20.9)	—	(34.2)

Effect of exchange rate changes on cash and cash equivalents	—	(7.3)	7.2	—	(0.1)

Increase (decrease) in cash and cash equivalents	—	207.5	298.8	—	506.3
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$306.2	$1,407.1	$—	$1,713.3

CF INDUSTRIES HOLDINGS, INC.

23.   Subsequent Events

        On April 22, 2013, we amended our 2012 Credit Agreement described in Note 15—Financing Agreements. Compared to the 2012 Credit Agreement, the Amended and Restated Revolving Credit Agreement (the 2013 Credit Agreement) increased the revolving credit facility from $500 million to $1.0 billion and extended the maturity from May 1, 2017 to May 1, 2018. All obligations under the 2013 Credit Agreement are unsecured. Currently, the Company is the only guarantor of CFI's obligations under the 2013 Credit Agreement. Certain of CFI's material domestic subsidiaries will be required to become guarantors under the 2013 Credit Agreement only if such subsidiary were to guarantee other debt of the Company or CFI in excess of $350 million. This compares to a threshold of $250 million under the 2012 Credit Agreement.

        In April 2013, we repurchased 1.3 million of the Company's common shares for $242.8 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012 (see Note 18—Treasury Stock). Together with the 2.5 million shares repurchased during the first quarter of 2013, these repurchases bring the total repurchased shares to date under this program to 3.8 million for an aggregate expenditure of $750 million.

        On April 30, 2013, we completed the acquisition of all of the outstanding interests in CFL that we did not already own for total cash consideration of approximately C$0.9 billion. For additional information, see Note 4—Noncontrolling Interests.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2013 Compared to First Quarter of 2012

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

Items Affecting Comparability of Results

CFL Selling Price Modification

        CF Industries, Inc. (CFI) currently owns 49% of the voting common shares and 66% of the non-voting preferred shares of CFL, an Alberta, Canada-based nitrogen fertilizer manufacturer, and purchases 66% of the production of CFL pursuant to a product purchase agreement between CFI and CFL. Viterra, Inc. (Viterra) holds 34% of CFL's voting common shares and non-voting preferred shares and purchases the remaining 34% of CFL's production pursuant to a product purchase agreement between Viterra and CFL. CFL is a variable interest entity that is consolidated in our financial statements. As a result, the net sales, the resulting earnings and the noncontrolling interest expense from the 34% of CFL's sales that are made to Viterra are included in our consolidated financial results. There is no net impact of these CFL sales to Viterra on our net earnings attributable to common stockholders since the net earnings from the 34% of CFL's sales that are made to Viterra are included in our earnings attributable to the noncontrolling interest. There is also no impact on our net cash flows since earnings from the sales to Viterra are paid to Viterra as part of the distribution to the noncontrolling interest. The net sales from CFL to Viterra do impact our consolidated net sales, gross margin, operating earnings, and earnings before income taxes.

CF INDUSTRIES HOLDINGS, INC.

        Under the provisions of CFL's respective product purchase agreements with CFI and Viterra in effect through the third quarter of 2012, CFL's selling prices were based on market prices. An initial portion of the selling price was paid based upon production cost plus the agreed-upon margin once title passed as the product was shipped. The remaining portion of the selling price, representing the difference between the market price and production cost plus the agreed-upon margin, was paid after the end of the year. The sales revenue attributable to this remaining portion of the selling price was accrued on an interim basis. On our financial statements, the net sales and accounts receivable attributable to CFL are generated solely by CFL's transactions with Viterra, as all transactions with CFI are eliminated in consolidation.

        In the fourth quarter of 2012, the CFL Board of Directors approved an amendment to each of the respective product purchase agreements of CFI and Viterra with CFL. The amendments modified the selling prices that CFL charges for products sold to CFI and Viterra. The modified selling prices are based on production cost plus the agreed-upon margin and are reflected in our first quarter 2013 results, whereas, an additional accrual for the difference between market prices and production cost plus an agreed-upon margin of $39.7 million was included in our first quarter 2012 results.

        The CFL selling price modification affects the comparability of the results between the first quarters of 2013 and 2012 for certain line items in our financial statements. To provide comparable information for those periods, we have included in this Management's Discussion and Analysis of Financial Condition and Results of Operations certain financial information on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus the agreed-upon margin) beginning January 1, 2012. Such information includes net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea. Tables highlighting these modifications can be found in the discussion of the results of consolidated operations and in the operating results for the nitrogen segment, in each case under the heading "Impact of CFL Selling Price Modifications." Financial results provided on an "as adjusted" basis in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the items in those tables.

        We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that the presentation in this report of net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus the agreed-upon margin) beginning January 1, 2012, and the presentation of period-to-period percentage changes in those adjusted items, all of which adjusted items and percentage changes are non-GAAP financial measures, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the first quarters of 2013 and 2012 of our operating performance and do not purport to represent what our actual consolidated results of operations would have been had the amendment to the CFL product purchase agreements been in effect beginning on January 1, 2012, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

CF INDUSTRIES HOLDINGS, INC.

Net Operating Loss (NOL) Settlement

        At the time of our Initial Public Offering (IPO) in 2005, we had accumulated a substantial amount of NOLs. Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes when we became a public company, a full valuation allowance was recorded against those NOLs. At that time, we entered into an agreement (NOL Agreement) with the former cooperative owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. At December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance.

        In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized and 73.1% will be payable to them.

        In March 2013, we entered into a Closing Agreement with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. The $20.6 million net benefit from this NOL settlement was recognized in the first quarter of 2013 as follows:

  •
  NOL tax benefits of $75.8 million were recognized which reduced income tax expense.

  •
  A charge of $55.2 million was recognized for the 73.1% portion of the NOL benefit that will be paid to the pre-IPO owners as the tax benefits are realized. The $55.2 million charge is recognized in the consolidated statement of operations in Other non-operating—net.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $406.5 million in the first quarter of 2013 compared to net earnings of $368.4 million in the same quarter of 2012. Our results for the first quarter of 2013 included a net $20.6 million benefit from the settlement with the IRS concerning pre-IPO NOLs ($20.6 million after tax), a $22.5 million pre-tax unrealized net mark-to-market gain ($14.2 million after tax) on natural gas derivatives and $11.8 million of realized and unrealized net losses ($7.4 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  Diluted net earnings per share attributable to common stockholders increased 17% to $6.47 in the first quarter of 2013 from $5.54 for the same quarter of 2012 due to higher net earnings and lower average outstanding common shares due to our share repurchase programs.

  •
  Net earnings attributable to common stockholders of $368.4 million in the first quarter of 2012 included a $55.9 million pre-tax unrealized net mark-to-market loss on natural gas derivatives ($34.7 million after tax).

  •
  Our gross margin decreased $36.7 million, or 5%, to $675.1 million in the first quarter of 2013 from $711.8 million in the same quarter of 2012 due to decreases in both the phosphate and nitrogen segments. The decrease in gross margin is impacted by the modification of the CFL selling prices described above. On an as adjusted basis, the gross margin approximated that of the prior year's quarter.

    In the nitrogen segment, gross margin decreased by $14.5 million, or 2%, due primarily to lower sales volume, offset partially by unrealized mark-to-market gains on natural gas derivatives in the

CF INDUSTRIES HOLDINGS, INC.

    current quarter compared to unrealized losses in the prior year quarter. On an as adjusted basis, the gross margin of the nitrogen segment increased 4%. In the phosphate segment, gross margin decreased $22.2 million, or 45%, due primarily to higher ammonia and phosphate rock costs and lower average selling prices.

  •
  Our net sales decreased $191.1 million, or 13%, to $1.3 billion in the first quarter of 2013 compared to $1.5 billion in the first quarter of 2012. In the nitrogen segment, net sales decreased by 14% due primarily to lower ammonia and granular urea sales volume and granular urea average selling prices, partially offset by higher UAN sales volume and average selling prices. The comparability of nitrogen segment net sales is impacted by the modification of CFL selling prices. On an as adjusted basis, net sales in the nitrogen segment decreased 11%. In the phosphate segment, net sales declined by 7% due primarily to declines of 4% in segment sales volume and 3% in the average selling price.

  •
  Cash flow from operations for the first three months of 2013 was $678.7 million compared to $603.2 million in the same period in 2012. The $75.5 million, or 13%, increase compared to 2012 was due primarily to an increase in customer advances related to forward sales orders for fertilizer, partially offset by cash flows used to fund the seasonal increase in inventory and income tax payments.

  •
  During the first quarter of 2013, we repurchased 2.5 million shares of our common stock for $507.3 million under our $3.0 billion repurchase program authorized by our Board of Directors in the third quarter of 2012.

  •
  In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In the first quarter of 2013, we made the contractually required deposit of $45.3 million toward the acquisition. In April 2013, we completed the acquisition and now own 100% of CFL, and are entitled to purchase 100% of CFL's ammonia and granular urea production. Through March 31, 2013, CFL's results are included in our financial statements as a consolidated variable interest entity.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three Months Ended March 31
	2013	2012	2013 v. 2012
	(in millions, except per share amounts)
Net sales(1)	$1,336.5	$1,527.6	$(191.1)	(13)%
Cost of sales	661.4	815.8	(154.4)	(19)%

Gross margin(1)	675.1	711.8	(36.7)	(5)%
Selling, general and administrative expenses	44.3	33.8	10.5	31%
Other operating—net	14.6	22.3	(7.7)	(35)%

Total other operating costs and expenses	58.9	56.1	2.8	5%
Equity in earnings of operating affiliates	11.6	15.5	(3.9)	(25)%

Operating earnings	627.8	671.2	(43.4)	(6)%
Interest expense	39.1	30.9	8.2	27%
Interest income	(2.1)	(0.4)	(1.7)	N/M
Other non-operating—net	54.7	(0.1)	54.8	N/M

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	536.1	640.8	(104.7)	(16)%
Income tax provision	107.4	206.8	(99.4)	(48)%
Equity in earnings (losses) of non-operating affiliates—net of taxes	0.7	(2.3)	3.0	(130)%

Net earnings	429.4	431.7	(2.3)	(1)%
Less: Net earnings attributable to noncontrolling interest(1)	22.9	63.3	(40.4)	(64)%

Net earnings attributable to common stockholders	$406.5	$368.4	$38.1	10%

Diluted net earnings per share attributable to common stockholders	$6.47	$5.54	$0.93
Diluted weighted average common shares outstanding	62.8	66.5	(3.7)
Dividends declared per common share	$0.40	$0.40	$—

N/M—Not Meaningful

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus the agreed-upon margin from market-based pricing in the prior periods. This impacts the comparability of certain amounts between the first quarters of 2013 and 2012. To provide comparable information for the first quarters of 2013 and 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents these line items adjusted as if the CFL selling price modifications had been in effect beginning on January 1, 2012.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus the agreed-upon margin from market-based pricing in the prior periods. This change had no impact on our net earnings attributable

CF INDUSTRIES HOLDINGS, INC.

to common stockholders since net sales and net earnings attributable to the noncontrolling interest were each modified by the same amount. However, this change impacts the comparability of certain amounts between the first quarter of 2013 and the first quarter of 2012. The following table is presented to provide comparable information between those periods by presenting the first quarter 2012 information on a basis comparable with the first quarter of 2013 data with respect to CFL selling prices.

	Quarter Ended March 31,
	2013	2012	2013 v. 2012
	(in millions)
Net sales
As reported	$1,336.5	$1,527.6	$(191.1)	(13)%
Impact of selling price adjustment	—	(39.7)	39.7

As adjusted	$1,336.5	$1,487.9	$(151.4)	(10)%

Gross margin
As reported	$675.1	$711.8	$(36.7)	(5)%
Impact of selling price adjustment	—	(39.7)	39.7

As adjusted	$675.1	$672.1	$3.0	0%

Net earnings attributable to the noncontrolling interest
As reported	$22.9	$63.3	$(40.4)	(64)%
Impact of selling price adjustment	—	(39.7)	39.7

As adjusted	$22.9	$23.6	$(0.7)	(3)%

First Quarter of 2013 Compared to First Quarter of 2012

Consolidated Operating Results

        Our total gross margin decreased $36.7 million, or 5%, to $675.1 million in the first quarter of 2013 from $711.8 million in the same quarter of 2012 due to decreases in gross margin in both segments. The gross margin was impacted by lower average CFL selling prices in the first quarter of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin approximated that of the prior year's quarter.

        In the nitrogen segment, the gross margin decreased by $14.5 million, or 2%, to $647.6 million as compared to $662.1 million in the first quarter of 2012 due to a 6% decrease in sales volume and an increase in natural gas costs, partially offset by a product mix shift toward higher margin UAN and unrealized mark-to-market gains on natural gas derivatives in the current quarter as compared to unrealized mark-to-market losses in the first quarter of 2012. The nitrogen segment gross margin was also impacted by lower average CFL selling prices in the first quarter of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin for the nitrogen segment increased 4%.

        In the phosphate segment, gross margin decreased by $22.2 million, or 45%, to $27.5 million in the first three months of 2013 from $49.7 million in the same period in 2012, due primarily to an increase in raw material costs, a 3% decline in average selling prices and a 4% decline in volume.

        Net earnings attributable to common stockholders of $406.5 million for the first quarter of 2013 included a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs ($20.6 million after tax), a $22.5 million pre-tax unrealized net mark-to-market gain ($14.2 million after

CF INDUSTRIES HOLDINGS, INC.

tax) on natural gas derivatives compared to a $55.9 million pre-tax unrealized net mark-to-market loss ($34.7 million after tax) in the first quarter of 2012 and $11.8 million of realized and unrealized net losses ($7.4 million after tax) on foreign currency derivatives related to our capacity expansion projects.

Net Sales

        Net sales decreased 13% to $1.3 billion in the first quarter of 2013 compared to $1.5 billion in the first quarter of 2012 with decreases in both the nitrogen and phosphate segments. These results were impacted by lower average CFL selling prices in the first quarter of 2013 as compared to the first quarter of 2012 due to the CFL selling price modification. On an as adjusted basis, net sales decreased 10%.

        In the nitrogen segment, net sales decreased by $174.1 million, or 14%, due primarily to a 6% decrease in sales volumes and an 8% decrease in average selling prices, primarily due to lower granular urea selling prices. The decline in sales volume was due primarily to more customary weather in March 2013, in contrast to March of 2012 when abnormally warm weather resulted in an unusually early start to fertilizer application. The decrease in nitrogen segment net sales was impacted by lower average CFL selling prices in the first quarter of 2013 as compared to 2012 due to the CFL selling price modification. On an as adjusted basis, net sales in the nitrogen segment decreased 11%.

        In the phosphate segment, net sales declined $17.0 million, or 7%, due to a 3% decline in average phosphate fertilizer selling prices and a 4% decrease in sales volume due to weakness in the international markets which contributed to lower export volume.

Cost of Sales

        Total cost of sales declined 19% from the first quarter of 2012 to the first quarter of 2013 due to lower sales volume and the impact of unrealized natural gas hedges. Total cost of sales per ton in our nitrogen segment averaged $150 per ton in the first quarter of 2013 compared to $190 per ton in the same quarter of 2012. This 21% decrease was due primarily to a $22.5 million unrealized net mark-to-market gain on natural gas derivatives in the current quarter compared to a $55.9 million unrealized net loss in the prior year, partially offset by a 3% increase in realized natural gas cost. Phosphate segment cost of sales averaged $427 per ton in the first quarter of 2013 compared to $400 per ton in the first quarter of the prior year. This 7% increase was due primarily to increases in ammonia and phosphate rock costs, partially offset by lower sulfur costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $10.5 million to $44.3 million in the first quarter of 2013 from $33.8 million in the same quarter of 2012 due primarily to costs associated with our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, higher corporate office expenses including professional service fees and depreciation associated with the implementation of a new enterprise resource planning (ERP) system and higher incentive compensation.

Other Operating—Net

        Other operating—net was $14.6 million in the first quarter of 2013 compared to $22.3 million in the first quarter of 2012. The expense recorded in the current year quarter consisted primarily of unrealized losses on foreign exchange derivatives. The expense recorded in the first quarter of 2012 consisted primarily of costs associated with engineering studies for capacity expansion projects, losses on the disposal of fixed assets and foreign exchange costs.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $11.6 million in the first quarter of 2013 as compared to $15.5 million in the first quarter of 2012. The decrease was due primarily to lower earnings from PLNL due to lower production.

Interest—Net

        Net interest expense was $37.0 million in the first quarter of 2013 compared to $30.5 million in the first quarter of 2012. The $6.5 million increase in expense was due primarily to interest expense recognized on certain income tax liabilities, partially offset by increased capitalized interest related to our capacity expansion projects.

Other Non-Operating—Net

        Other non-operating—net was a net expense of $54.7 million in the first quarter of 2013 compared to income of $0.1 million in the first quarter of 2012. The net expense in the first quarter of 2013 includes a $55.2 million expense accrual for amounts owed to our pre-IPO owners under the amended NOL Agreement resulting from the settlement reached with the IRS during the first quarter of 2013. See the section titled Items Affecting Comparability of Results above and discussion of Income Taxes below for further information.

Income Taxes

        Our income tax provision for the first quarter of 2013 was $107.4 million on pre-tax income of $536.1 million, or an effective tax rate of 20.0%, compared to an income tax provision of $206.8 million on pre-tax income of $640.8 million and an effective rate of 32.3% in the prior year's first quarter. The decline in the effective tax rate in the first quarter of 2013 was due primarily to the effects of our settlement with the IRS which enabled us to utilize $75.8 million of our pre-IPO NOLs. This tax benefit is partially offset by a $55.2 million expense recorded in Other non-operating net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. The effective tax rate for the first quarter of 2013 excluding the $75.8 million discrete tax benefit related to these NOLs and the $55.2 million amount payable to our pre-IPO owners was 31.0%. See further discussion of the utilization of the pre-IPO NOLs in the section titled Items Affecting Comparability of Results earlier in this Management, Discussion and Analysis and Note 10—Income Taxes, to our unaudited interim consolidated financial statements.

        The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interests in TNCLP (a partnership), which does not record an income tax provision. See Note 11 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K or Note 10 to the attached unaudited interim consolidated financial statements for additional information on income taxes.

Equity in Earnings (losses) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $3.0 million increase in the first quarter of 2013 compared to the first quarter of 2012 was due primarily to an increase in earnings from GrowHow.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $40.4 million decrease was mainly due to the impact of the CFL selling price modification. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $6.47 in the first quarter of 2013 from $5.54 in the first quarter of 2012 due to an increase in net earnings attributable to common stockholders and a decrease in the weighted average number of shares outstanding due to our share repurchase programs. We repurchased 3.1 million shares in the second quarter of 2012 and 2.5 million shares in the first quarter of 2013.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended March 31
	2013	2012	2013 v. 2012
	(in millions, except per share amounts)
Net sales(1)	$1,097.6	$1,271.7	$(174.1)	(14)%
Cost of sales	450.0	609.6	(159.6)	(26)%

Gross margin(1)	$647.6	$662.1	$(14.5)	(2)%
Gross margin percentage(1)	59.0%	52.1%
Tons of product sold (000s)	2,996	3,201	(205)	(6)%
Sales volume by product (000s)
Ammonia	334	672	(338)	(50)%
Granular urea	643	758	(115)	(15)%
UAN	1,636	1,401	235	17%
AN	208	247	(39)	(16)%
Other nitrogen products	175	123	52	42%
Average selling price per ton by product
Ammonia(1)	$600	$598	$2	0%
Granular urea(1)	410	461	(51)	(11)%
UAN	329	302	27	9%
AN	264	259	5	2%
Cost of natural gas (per MMBtu)(2)	$3.57	$3.48	$0.09	3%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$3.49	$2.46	$1.03	42%
Depreciation and amortization	$82.2	$82.5	$(0.3)	(0)%
Capital expenditures	$135.5	$36.1	$99.4	275%
Production volume by product (000s)
Ammonia(3)	1,826	1,835	(9)	(0)%
Granular urea	644	705	(61)	(9)%
UAN (32%)	1,673	1,473	200	14%
AN	227	242	(15)	(6)%

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus the agreed-upon margin from market-based pricing in the prior years. This impacts the comparability of certain amounts between the first quarter of 2013 and the first quarter of the 2012. To provide comparable information for the first quarter of 2013 and the first quarter of 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents these line items adjusted as if the CFL selling price modifications had been in effect beginning on January 1, 2012.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of the Management Discussion and Analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus the agreed-upon margin from market-based pricing in the prior periods. This change had no impact on our net earnings attributable to common stockholders since net sales and net earnings attributable to the noncontrolling interest were each modified by the same amount. However, this change impacts the comparability of certain amounts between the first quarter of 2013 and the first quarter of 2012. The following table is presented to provide comparable information between those periods by presenting the first quarter 2012 information on a basis comparable with the first quarter 2013 data with respect to CFL selling prices.

	Quarter Ended March 31,
	2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales
As reported	$1,097.6	$1,271.7	$(174.1)	(14)%
Impact of selling price adjustment	—	(39.7)	39.7

As adjusted	$1,097.6	$1,232.0	$(134.4)	(11)%

Gross margin
As reported	$647.6	$662.1	$(14.5)	(2)%
Impact of selling price adjustment	—	(39.7)	39.7

As adjusted	$647.6	$622.4	$25.2	4%

Gross margin percentage
As reported	59.0%	52.1%
Impact of selling price adjustment	—	(1.6)

As adjusted	59.0%	50.5%

Average selling price per ton by product
Ammonia
As reported	$600	$598	$2	0%
Impact of selling price adjustment	—	(31)	31

As adjusted	$600	$567	$33	6%

Granular urea
As reported	$410	$461	$(51)	(11)%
Impact of selling price adjustment	—	(25)	25

As adjusted	$410	$436	$(26)	(6)%

First Quarter of 2013 Compared to First Quarter of 2012

        Net Sales.    Net sales in the nitrogen segment decreased $174.1 million, or 14%, to $1.1 billion in the first quarter of 2013 from $1.3 billion in the first quarter of 2012 due primarily to a 6% decrease in sales volume and an 8% decrease in average selling prices (primarily granular urea). The first quarter 2013 nitrogen segment net sales were impacted by lower average CFL selling prices as compared to the first quarter of 2012 due to the CFL selling price modification described earlier. On an as adjusted basis, net sales in the nitrogen segment decreased 11%. Average nitrogen fertilizer selling prices decreased to $366 per ton in the first quarter of 2013 from $397 per ton in the first quarter of 2012

CF INDUSTRIES HOLDINGS, INC.

with an 11% decline in urea prices, a 9% increase in UAN prices, a 2% increase in AN prices and similar pricing for ammonia as compared to the year ago period. The decline in urea average selling prices was primarily due to increased imports into the U.S. market versus the prior year. UAN prices increased due to strong U.S. demand in anticipation of a high level of planted corn acreage in 2013 and decreased imports versus a year ago. The 6% decline in nitrogen segment sales volume in the first quarter of 2013 compared to the first quarter of 2012 was due primarily to a 50% decrease in ammonia and a 15% decrease in granular urea sales volumes due primarily to more customary weather in March 2013, in contrast to March of 2012 when abnormally warm weather resulted in an unusually early start to fertilizer application. UAN sales volume for the first quarter of 2013 was 17% higher than the first quarter of 2012 due to our decision to maximize production of UAN in 2013 due to higher anticipated margins than in the comparable period of 2012 when we maximized production of urea.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged $150 per ton in the first quarter of 2013 compared to $190 per ton in the first quarter of 2012. This 21% decrease was due primarily to a $22.5 million unrealized net mark-to-market gain on natural gas derivatives in the current quarter compared to a $55.9 million unrealized net loss in the prior year, partially offset by a 3% increase in realized natural gas cost.

Phosphate Segment

        The phosphate segment results, as shown in the following table, include results for our DAP and MAP phosphate products.

	Three Months Ended March 31
	2013	2012	2013 v. 2012
	(in millions, except per share amounts)
Net sales	$238.9	$255.9	$(17.0)	(7)%
Cost of sales	211.4	206.2	5.2	3%

Gross margin	$27.5	$49.7	$(22.2)	(45)%
Gross margin percentage	11.5%	19.4%
Tons of product sold (000s)	495	516	(21)	(4)%
Sales volume by product (000s)
DAP	412	424	(12)	(3)%
MAP	83	92	(9)	(10)%
Domestic vs. export sales (000s)
Domestic	382	325	57	18%
Export	113	191	(78)	(41)%
Average selling price per ton by product
DAP	$477	$494	$(17)	(3)%
MAP	511	506	5	1%
Depreciation, depletion and amortization	$15.4	$13.4	$2.0	15%
Capital expenditures	$14.6	$21.7	$(7.1)	(33)%
Production volume by product (000s)
Phosphate rock	850	938	(88)	(9)%
Sulfuric acid	650	583	67	11%
Phosphoric acid as P2O5(1)	238	226	12	5%
DAP/MAP	475	450	25	6%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2013 Compared to First Quarter of 2012

        Net Sales.    Phosphate segment net sales decreased $17.0 million, or 7%, to $238.9 million in the first quarter of 2013 compared to $255.9 million in the same period in 2012 due to a 4% decline in sales volume and a 3% decline in average selling prices. Average selling prices for DAP were down 3% from $494 to $477 due to higher global production and lower demand, notably from India. Domestic demand was strong due to anticipation of a high level of 2013 plantings. Our total sales volume of phosphate fertilizer of 495,000 tons in the first quarter of 2013 was 4% lower than in the first quarter of 2012 due primarily to reduced export sales due to the lower international demand compared to the high level in the first quarter of 2012.

        Cost of Sales.    Average phosphate segment cost of sales of $427 per ton in the first quarter of 2013 was 7% higher than the $400 per ton in the prior year due to increases in ammonia and phosphate rock costs, partially offset by lower sulfur costs.

Liquidity and Capital Resources

        Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight and storage costs and seasonal factors inherent in the business. Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our credit agreement.

Cash and Cash Equivalents

        We had cash and cash equivalents of $2.2 billion and $2.3 billion as of March 31, 2013 and December 31, 2012, respectively.

Share Repurchase Programs

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. In the first quarter of 2013 we repurchased 2.5 million shares under this program for $507.3 million, of which $7.2 million was accrued but unpaid at March 31, 2013. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

Major Capital Expansion Projects

        In November 2012, we announced that our Board of Directors had authorized expenditures of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections, power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We

CF INDUSTRIES HOLDINGS, INC.

expect to finance the capital expenditures through available cash and securities, cash generated from operations and borrowings. Total capitalized expenditures on these projects through March 31, 2013 have been $186.4 million, including $65.5 million during the first quarter of 2013.

        We have retained engineering and procurement services from ThyssenKrupp Uhde (Uhde) through their affiliate Uhde Corporation of America for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the Uhde contract, we are required to establish a separate cash account and grant a security interest in the account to Uhde. We are required to maintain in this account a cash balance equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel these projects. The amount of cash in the account will change over time based on procurement costs and is projected to reach approximately $500 million at certain points in time during the life of the projects. At March 31, 2013 and December 31, 2012, there was no cash held in this account. Cash placed in this account is considered restricted cash since a security interest in the account has been granted to Uhde. This restricted cash will not be included in our cash and cash equivalents and will be reported separately on our consolidated balance sheet.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $152.8 million in the first quarter of 2013 as compared to $64.3 million in the first quarter of 2012. The increase in capital expenditures is primarily the result of the $65.5 million spent on the two major capacity expansion projects discussed above.

Projected Capital Spending

        We expect capital expenditures to total between $1.0 billion and $1.3 billion during 2013. Of this total, we estimate that between $0.6 billion and $0.8 billion will be spent on the capacity expansion projects. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties.

Acquisition of the Noncontrolling Interest in Canadian Fertilizers Limited

        In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In the first quarter of 2013, we made the contractually required deposit of $45.3 million toward the acquisition. In April 2013, we completed the acquisition and, as a result, we now own 100% of CFL and are now entitled to purchase 100% of CFL's ammonia and granular urea production. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Debt

        At both March 31, 2013 and December 31, 2012, we had $1.6 billion of senior notes outstanding in two series of $800 million each. The first series carries an interest rate of 6.875% and is due in the aggregate in 2018. The second series carries an interest rate of 7.125% and is due in the aggregate in 2020.

CF INDUSTRIES HOLDINGS, INC.

        As of March 31, 2013, $491.0 million was available for borrowing under our credit agreement, net of $9.0 million of outstanding letters of credit and no outstanding borrowings. Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of March 31, 2013, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

Forward Sales and Customer Advances

        We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. We also use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. As a result of using derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Additionally, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment. Unlike nitrogen fertilizer products sold under forward sales contracts, we typically are unable to use hedges to reduce our exposure to raw material price changes for components of our phosphate manufacturing cost, the largest of which are sulfur and ammonia. As a result, we typically are exposed to margin risk on phosphate products sold on a forward basis.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of March 31, 2013 and December 31, 2012, we had $698.6 million and $380.7 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Also, borrowing under our credit agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates. Derivatives expose us to counterparties and the risks associated

CF INDUSTRIES HOLDINGS, INC.

with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are either large oil and gas companies or large financial institutions and, in most cases, the use of master netting arrangements.

        The master netting arrangements to most of our derivative instruments contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings could cause the applicable threshold levels to increase. If our net liability positions with the counterparties exceed the threshold amounts, those counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses.

        As of March 31, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.4 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted if the credit-risk-related features were triggered at the reporting dates. We had no cash collateral on deposit with counterparties for derivative contracts as of March 31, 2013 or December 31, 2012.

Financial Assurance Requirements

        As described more fully in our 2012 Annual Report on Form 10-K, we are also subject to financial assurance requirements related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our former Bartow, Florida phosphate fertilizer complex. We maintain a trust account for the benefit of the U.S. Environmental Protection Agency (EPA) and the Florida Department of Environmental Protection (FDEP) and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. The EPA trust is fully funded, and we expect to fund the remaining approximately $4.0 million of the FDEP escrow account near the end of 2015. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At both March 31, 2013 and December 31, 2012, the balance in the ARO funds was $200.8 million, respectively.

Other Liquidity Requirements

        We are subject to federal, state and local laws and rules concerning surface and underground waters. Such rules evolve through various stages of proposal or development and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, rules in the State of Florida are being developed to limit nutrient content in water discharges, including certain specific rules pertaining to water bodies near our Florida operations. Additional information regarding numeric nutrient criteria regulations in surface and ground water can be found in Note 20 to our unaudited interim consolidated financial statements included in Part 1 of this report. We are monitoring the evolution of these rules. Potential costs associated with compliance cannot be determined currently and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed $1.3 million to our pension plans in the three months ended March 31, 2013. We expect to contribute approximately $21.9 million to our pension plans over the remainder of 2013.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

        Net cash generated from operating activities in the first quarter of 2013 was $678.7 million as compared to $603.2 million in the same period of 2012. The $75.5 million increase in cash provided by operating activities was due primarily to cash received for customer advances which increased by $317.9 million in the first quarter of 2013 related to forward sales orders. This increase in cash was partially offset by cash expended for the seasonal increase in inventory as we prepare for the spring fertilizer application season and for income tax payments.

Investing Activities

        Net cash used in investing activities was $196.7 million in the first quarter of 2013 compared to $62.6 million in the same quarter of 2012. Cash used in investing activities in 2013 included $152.8 million in capital expenditures and a $45.3 million contractually required deposit toward the purchase price of the minority interest in CFL. The cash used in investing activities in the first quarter of 2012 was primarily for $64.3 million of capital expenditures.

Financing Activities

        Net cash used in financing activities was $528.4 million in the first quarter of 2013 compared to $34.2 million in the same period of 2012. We repurchased 2.5 million shares of our common stock in the first quarter of 2013 for $507.3 million, of which $7.2 million was accrued but unpaid at March 31, 2013. Dividends paid on common stock were $25.2 million and $26.2 million in the first quarters of 2013 and 2012, respectively. We also distributed $16.7 million and $20.9 million to noncontrolling interests in the first quarter of 2013 and 2012, respectively.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2013:

	2013	2014	2015	2016	2017	After 2017	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Notes payable(2)	4.8	—	—	—	—	—	4.8
Interest payments on long-term debt and notes payable(1)	113.2	113.4	113.4	113.4	112.5	170.0	735.8
Other Obligations
Operating leases	59.3	55.7	38.5	35.4	27.6	54.9	271.4
Equipment purchases and plant improvements	137.0	27.1	—	—	—	—	164.1
Major capital expansion projects(3)	113.6	131.6	19.3	0.1	—	—	264.6
Transportation(4)	70.3	30.9	24.8	19.9	16.0	126.3	288.2
Purchase obligations(5)(6)	392.4	235.1	193.5	185.4	184.0	139.0	1,329.5
Contributions to Pension Plans(7)	21.9	—	—	—	—	—	21.9
Net Operating Loss Settlement(8)	13.5	10.4	10.4	10.4	10.5	—	55.2

Total(9)	$926.0	$604.2	$399.9	$364.6	$350.6	$2,090.2	$4,735.5

(1)
Based on debt balances and interest rates as of March 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

(2)
Represents notes payable to the CFL noncontrolling interest holder. While the entire principal amount is due December 31, 2013, CFL may prepay all or a portion of the principal at its sole option.

(3)
Contractual commitments do not include any amounts related to our foreign currency derivatives. We expect to spend in the range of $0.6 billion to $0.8 billion during 2013 related to the planned $3.8 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. For further information, see our previous discussion under Major Capital Expansion Projects in the Liquidity and Capital Resources section.

(4)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product between our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2013 and actual operating rates and prices may differ.

(5)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at March 31, 2013. Purchase obligations do not include any amounts related to our natural gas derivatives.

(6)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at March 31, 2013 is $180.7 million with a total remaining commitment of $1.0 billion.

(7)
Represents the contributions we expect to make to our pension plans during 2013. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(8)
Represents the amount we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 10 to our unaudited interim consolidated financial statements for further discussion of this matter.

(9)
Excludes the purchases of C$0.9 billion for the 34% interest in CFL owned by Viterra, the amounts related to the purchase of the remaining minority interests in CFL and $94.2 million of unrecognized tax benefits due to the uncertainty in the timing of payments, if any, on these items. See Note 4 to our unaudited interim consolidated financial statements for further discussion of the purchase of the interests in CFL.

Subsequent Events

        On April 22, 2013, we amended our credit agreement discussed in the Debt section of this Management Discussion and Analysis. Compared to the previous credit agreement, the amended and restated revolving credit agreement (the 2013 Credit Agreement) increased the revolving credit facility from $500 million to $1.0 billion and extended the maturity from May 1, 2017 to May 1, 2018. All obligations under the 2013 Credit Agreement are unsecured. Currently, we are the only guarantor of CFI's obligations under the 2013 Credit Agreement. Certain of CFI's material domestic subsidiaries will be required to become guarantors under the 2013 Credit Agreement only if such subsidiary were to guarantee other debt of the Company or CFI in excess of $350 million. This compares to a threshold of $250 million under the previous credit agreement.

        In April 2013, we repurchased 1.3 million shares for $242.8 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012. Together with the 2.5 million shares repurchased during the first quarter of 2013, these repurchases bring the total repurchased shares to date under this program to 3.8 million for an aggregate expenditure of $750 million.

        On April 30, 2013, we completed the acquisition of all of the outstanding interests in CFL that we did not already own for total cash consideration of approximately C$0.9 billion. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first three months of 2013.

Recent Accounting Pronouncements

        See Note 3 to our unaudited interim consolidated financial statements for a discussion of recent accounting pronouncements.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2012 Annual Report on Form 10-K, filed with the

CF INDUSTRIES HOLDINGS, INC.

SEC on February 27, 2013 and Item 1A of Part II of this Quarterly Report on Form 10-Q. Such factors include, among others:

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

  •
  difficulties in completing the implementation of a new enterprise resource planning system and risks associated with cyber security;

  •
  weather conditions;

  •
  our ability to complete our production capacity expansion projects on schedule as planned, on budget or at all;

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

  •
  future regulatory restrictions and requirements related to greenhouse gas emissions;

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

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use currently are primarily natural gas call options. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of March 31, 2013 and December 31, 2012, we had open derivative contracts for 45.8 million MMBtus and 58.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2013 would result in a favorable change in the fair value of these derivative positions of $27.0 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $11.3 million.

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

Interest Rate Fluctuations

        As of March 31, 2013, we had two series of senior notes, each with $800.0 million outstanding and original maturity dates of May 1, 2018 and May 1, 2020. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at March 31, 2013 was approximately $1.9 billion. Borrowings under our 2012 Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2013, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, we entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At March 31, 2013, the notional amount of our open foreign currency forward contracts was approximately $787.5 million and the fair value was a net unrealized loss of $10.6 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $78.8 million.

        We are also directly exposed to changes in the value of the Canadian dollar, the British pound, and the Swiss franc. We do not maintain any exchange rate derivatives or hedges related to these currencies.

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

        (b)    Internal Control Over Financial Reporting.    Except as noted below, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)(1)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
1/1/13 - 1/31/13	—	$—	—	$3,000,000
2/1/13 - 2/28/13	900,035	198.06	900,035	2,821,000
3/1/13 - 3/31/13	1,620,052	203.07	1,620,052	2,492,000

Total	2,520,087	201.28	2,520,087

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program), as discussed in Note 18—Treasury Stock, in the notes to the unaudited financial statements included in Part 1.

(2)
Average price paid per share of common stock repurchased under the 2012 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

ITEM 4.    MINE SAFETY DISCLOSURES.

        The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 68 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 9, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: May 9, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Revolving Credit Agreement, dated as of April 22, 2013, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Banks, and Morgan Stanley Senior Funding, Inc., as Administrative Agent
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements