Form 10-Q
period 2013-06-30
CF Industries Holdings, Inc.
filed 2013-08-07
CIK 1324404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        57,282,623 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$1,714.9	$1,735.6	$3,051.4	$3,263.2
Cost of sales	849.7	692.3	1,511.1	1,508.1

Gross margin	865.2	1,043.3	1,540.3	1,755.1

Selling, general and administrative expenses	44.5	41.3	88.8	75.1
Other operating—net	(3.5)	10.8	11.1	33.1

Total other operating costs and expenses	41.0	52.1	99.9	108.2
Equity in earnings of operating affiliates	9.5	13.8	21.1	29.3

Operating earnings	833.7	1,005.0	1,461.5	1,676.2
Interest expense	32.3	45.3	71.4	76.2
Interest income	(1.0)	—	(3.1)	(0.4)
Other non-operating—net	(0.3)	(0.6)	54.4	(0.7)

Earnings before income taxes and equity in (losses) earnings of non-operating affiliates	802.7	960.3	1,338.8	1,601.1
Income tax provision	282.9	309.2	390.3	516.0
Equity in (losses) earnings of non-operating affiliates—net of taxes	(1.7)	27.2	(1.0)	24.9

Net earnings	518.1	678.3	947.5	1,110.0
Less: Net earnings attributable to noncontrolling interest	19.9	72.0	42.8	135.3

Net earnings attributable to common stockholders	$498.2	$606.3	$904.7	$974.7

Net earnings per share attributable to common stockholders:
Basic	$8.43	$9.42	$14.91	$15.01

Diluted	$8.38	$9.31	$14.80	$14.81

Weighted average common shares outstanding:
Basic	59.1	64.3	60.7	64.9

Diluted	59.5	65.2	61.1	65.8

Dividends declared per common share	$0.40	$0.40	$0.80	$0.80

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Net earnings	$518.1	$678.3	$947.5	$1,110.0
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	(11.5)	(5.5)	(68.2)	20.6
Unrealized gain (loss) on hedging derivatives—net of taxes	3.6	—	(4.2)	—
Unrealized gain (loss) on securities—net of taxes	0.2	(0.3)	0.6	0.4
Defined benefit plans—net of taxes	2.4	2.2	5.4	3.2

	(5.3)	(3.6)	(66.4)	24.2

Comprehensive income	512.8	674.7	881.1	1,134.2
Less: Comprehensive income attributable to the noncontrolling interest	19.8	71.6	42.1	135.4

Comprehensive income attributable to common stockholders	$493.0	$603.1	$839.0	$998.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2013	December 31, 2012
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,934.1	$2,274.9
Restricted cash	74.2	—
Accounts receivable—net	294.3	217.4
Inventories—net	321.0	277.9
Prepaid income taxes	24.5	—
Deferred income taxes	44.9	9.5
Other	26.5	27.9

Total current assets	2,719.5	2,807.6
Property, plant and equipment, net of accummulated depreciation, depletion and amortization of $2,899.7 and $2,757.1	4,086.5	3,900.5
Asset retirement obligation funds	200.8	200.8
Investments in and advances to affiliates	898.6	935.6
Goodwill	2,064.5	2,064.5
Other assets	281.7	257.9

Total assets	$10,251.6	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$489.9	$366.5
Income taxes payable	15.9	187.1
Customer advances	67.7	380.7
Notes payable	—	5.0
Distributions payable to noncontrolling interest	—	5.3
Other	3.6	5.6

Total current liabilities	577.1	950.2

Long-term debt	3,098.0	1,600.0
Deferred income taxes	783.2	938.8
Other noncurrent liabilities	449.9	395.7
Contingencies (Note 18)
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2013—59,305,690 shares issued and 2012—62,961,628 shares issued	0.6	0.6
Paid-in capital	1,653.5	2,492.4
Retained earnings	3,673.1	3,461.1
Treasury stock—at cost, 2013—1,274,837 shares and 2012—10,940 shares	(233.3)	(2.3)
Accumulated other comprehensive loss	(115.3)	(49.6)

Total stockholders' equity	4,978.6	5,902.2
Noncontrolling interest	364.8	380.0

Total equity	5,343.4	6,282.2

Total liabilities and equity	$10,251.6	$10,166.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	974.7	—	974.7	135.3	1,110.0
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	20.5	20.5	0.1	20.6
Unrealized gain on securities—net of taxes	—	—	—	—	0.4	0.4	—	0.4
Defined benefit plans—net of taxes	—	—	—	—	3.2	3.2	—	3.2

Comprehensive income						998.8	135.4	1,134.2

Issuance of $0.01 par value common stock under employee stock plans	—	—	5.4	—	—	5.4	—	5.4
Stock-based compensation expense	—	—	5.1	—	—	5.1	—	5.1
Excess tax benefit from stock-based compensation	—	—	15.4	—	—	15.4	—	15.4
Purchase of treasury stock	—	(500.0)	—	—		(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)		—	—	—
Cash dividends ($0.80 per share)	—	—	—	(52.3)		(52.3)	—	(52.3)
Declaration of distribution payable	—	—	—	—	—	—	(39.3)	(39.3)
Effect of exchange rates changes	—	—	—	—	—	—	(1.2)	(1.2)

Balance at June 30, 2012	$0.6	$—	$2,456.5	$2,637.5	$(75.2)	$5,019.4	$480.8	$5,500.2

Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	904.7	—	904.7	42.8	947.5
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(67.5)	(67.5)	(0.7)	(68.2)
Unrealized loss on hedging derivatives—net of taxes	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Unrealized gain on securities—net of taxes	—	—	—	—	0.6	0.6	—	0.6
Defined benefit plans—net of taxes	—	—	—	—	5.4	5.4	—	5.4

Comprehensive income						839.0	42.1	881.1

Acquisitions of noncontrolling interests in CFL	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Acquistion of treasury stock under employee stock plans	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Purchases of treasury stock	—	(981.5)	—	—	—	(981.5)	—	(981.5)
Retirement of treasury stock	—	750.1	(106.3)	(643.8)		—	—	—
Issuance of $0.01 par value common stock stock under employee stock plans	—	0.9	4.3	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	6.0	—	—	6.0	—	6.0
Excess tax benefit from stock-based compensation	—	—	9.6	—	—	9.6	—	9.6
Cash dividends ($0.80 per share)	—	—	—	(48.9)		(48.9)	—	(48.9)
Declaration of distribution payable	—	—	—	—	—	—	(40.6)	(40.6)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1

Balance at June 30, 2013	$0.6	$(233.3)	$1,653.5	$3,673.1	$(115.3)	$4,978.6	$364.8	$5,343.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012
	(in millions)
Operating Activities:
Net earnings	$947.5	$1,110.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	213.7	219.0
Deferred income taxes	(44.3)	13.2
Stock compensation expense	6.2	5.6
Excess tax benefit from stock-based compensation	(9.6)	(15.4)
Unrealized loss (gain) on derivatives	6.7	(21.7)
Loss on disposal of property, plant and equipment	4.2	3.6
Undistributed earnings of affiliates—net	(1.8)	(22.0)
Changes in:
Accounts receivable	(55.6)	(89.6)
Margin deposits	—	0.9
Inventories	(43.9)	76.4
Accrued income taxes	(188.4)	(110.8)
Accounts payable and accrued expenses	34.8	6.3
Customer advances—net	(313.0)	(136.2)
Other—net	11.8	9.4

Net cash provided by operating activities	568.3	1,048.7

Investing Activities:
Additions to property, plant and equipment	(402.5)	(157.8)
Proceeds from the sale of property, plant and equipment	7.5	7.2
Sales and maturities of short-term and auction rate securities	5.6	16.0
Deposits to restricted cash funds	(74.2)	—
Deposits to asset retirement obligation funds	—	(2.2)
Other—net	(2.3)	—

Net cash used in investing activities	(465.9)	(136.8)

Financing Activities:
Proceeds from long-term borrowings	1,498.0	—
Payments of long-term debt	—	(13.0)
Financing fees	(13.6)	—
Dividends paid on common stock	(48.9)	(52.3)
Distributions to noncontrolling interests	(45.8)	(193.3)
Purchase of treasury stock	(915.6)	(500.0)
Acquisitions of noncontrolling interests in CFL	(918.7)	—
Issuances of common stock under employee stock plans	5.2	5.4
Excess tax benefit from stock-based compensation	9.6	15.4

Net cash used in financing activities	(429.8)	(737.8)

Effect of exchange rate changes on cash and cash equivalents	(13.4)	1.9

(Decrease) increase in cash and cash equivalents	(340.8)	176.0
Cash and cash equivalents at beginning of period	2,274.9	1,207.0

Cash and cash equivalents at end of period	$1,934.1	$1,383.0

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

4.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada which until April 30, 2013, supplied fertilizer products to CF Industries, Inc. (CF Industries) and Viterra Inc. (Viterra). The Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.

        Prior to April 30, 2013, CF Industries owned 49% of the voting common shares and 66% of the non-voting preferred shares of CFL and purchased 66% of the production of CFL. Also prior to April 30, 2013, Viterra, Inc. (Viterra) held 34% of the equity ownership of CFL, and had the right to purchase up to the remaining 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. The remaining 17% of the voting common shares were owned by GROWMARK, Inc. and La Coop fédérée. CFL was a variable interest entity that was consolidated in the Company's financial statements.

CF INDUSTRIES HOLDINGS, INC.

        In 2012, in order to be entitled to 100% of CFL's ammonia and granular urea production, the Company entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. On April 30, 2013, the acquisitions of the noncontrolling interests were completed. CFL became a wholly owned subsidiary of the Company and the outstanding advances from Viterra previously reported in notes payable became intercompany debt and were eliminated in consolidation. Since CFL was previously a consolidated variable interest entity, the acquisition purchase price in excess of the noncontrolling interest balance and the deferred tax asset was recognized as a reduction in paid in capital.

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. Prior to the fourth quarter of 2012 an initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price realized on sales of products purchased from CFL and the price based on production cost plus the agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by the Company on an interim basis.

        In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries to eliminate the requirement to pay to CFL the difference between the market price realized and the price based on production cost plus an agreed-upon margin. The effect of the selling price amendments to the product purchase agreements impacts the comparability of the Company's financial results. These changes impact the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest for the first four months of 2013, but do not impact the comparability of the Company's net earnings attributable to common stockholders or net cash flows for the same period.

        At June 30, 2013 and December 31, 2012, the net receivable due from Viterra related to the product purchases that was reflected on our consolidated balance sheets was zero and $2.0 million, respectively. The net earnings attributable to Viterra that are reported on the consolidated balance sheets in the line titled distributions payable to noncontrolling interest at June 30, 2013 and December 31, 2012 were zero and $5.3 million, respectively.

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

        In each of the applicable quarters of 2013 and 2012, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2013 and 2012, were $133.7 million and $116.7 million, respectively.

        At June 30, 2013, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Six months ended June 30,
	2013			2012
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9
Earnings attributable to noncontrolling interest	2.3	40.5	42.8	100.1	35.2	135.3
Declaration of distributions payable	(2.3)	(38.3)	(40.6)	—	(39.3)	(39.3)
Acquistions of noncontrolling interests in CFL	(16.8)	—	(16.8)	—	—	—
Effect of exchange rate changes	(0.6)	—	(0.6)	(1.1)	—	(1.1)

Ending balance	$—	$364.8	$364.8	$115.7	$365.1	$480.8

Distributions payable to noncontrolling interest:
Beginning balance	$5.3	$—	$5.3	$149.7	$—	$149.7
Declaration of distributions payable	2.3	38.3	40.6	—	39.3	39.3
Distributions to noncontrolling interest	(7.5)	(38.3)	(45.8)	(154.0)	(39.3)	(193.3)
Effect of exchange rate changes	(0.1)	—	(0.1)	4.3	—	4.3

Ending balance	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$79.2	$—	$—	$79.2
U.S. and Canadian government obligations	1,336.6	—	—	1,336.6
Other debt securities	518.3	—	—	518.3

Total cash and cash equivalents	$1,934.1	$—	$—	$1,934.1
Restricted cash	74.2	—	—	74.2
Asset retirement obligation funds	200.8	—	—	200.8

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$106.0	$—	$—	$106.0
U.S. and Canadian government obligations	1,996.9	—	—	1,996.9
Other debt securities	172.0	—	—	172.0

Total cash and cash equivalents	$2,274.9	$—	$—	$2,274.9
Investments in auction rate securities	27.3	—	(1.3)	26.0
Asset retirement obligation funds	200.8	—	—	200.8
Nonqualified employee benefit trusts	21.2	0.8	—	22.0

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at June 30, 2013 and December 31, 2012 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	June 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,934.1	$1,934.1	$—	$—
Restricted cash	74.2	74.2	—	—
Unrealized gains on derivative instruments	3.5	—	3.5	—
Asset retirement obligation funds	200.8	200.8	—	—

Total assets at fair value	$2,212.6	$2,209.1	$3.5	$—

Unrealized losses on derivative instruments	$5.0	$—	$5.0	$—

Total liabilities at fair value	$5.0	$—	$5.0	$—

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,274.9	$2,274.9	$—	$—
Unrealized gains on derivative instruments	17.3	—	17.3	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	26.0	—	—	26.0
Nonqualified employee benefit trusts	22.0	22.0	—	—

Total assets at fair value	$2,541.0	$2,497.7	$17.3	$26.0

Unrealized losses on derivative instruments	$5.6	$—	$5.6	$—

Total liabilities at fair value	$5.6	$—	$5.6	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At June 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash

        We have contracted for engineering and procurement services with an affiliate of ThyssenKrupp Uhde (Uhde) for our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa production facilities. Under the terms of the engineering and procurement services contract, we are

CF INDUSTRIES HOLDINGS, INC.

required to grant Uhde a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. We began funding the restricted account in the second quarter of 2013. The balance in the account is expected to change over time based on the amounts of unpaid engineering and procurement costs.

Derivative Instruments

        The derivative instruments that we use are primarily natural gas call options, fixed price swaps, and foreign currency forward contracts traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, LA and Port Neal, IA capital expansion projects. The natural gas derivative contracts settle using NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 15—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain Asset Retirement Obligations (AROs) in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a 2010 Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these investments are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. See Note 7—Asset Retirement Obligations, for additional information regarding the trust and escrow accounts. The fair values of the ARO funds approximate their cost basis.

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. As of June 30, 2013, our ARS are not material to our consolidated balance sheet.

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the net asset values (NAV) of the investments. These trusts are included on our consolidated balance sheets in other assets. As of June 30, 2013, our nonqualified employee benefit trusts are not material to our consolidated balance sheet.

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$498.2	$606.3	$904.7	$974.7

Basic earnings per common share:
Weighted average common shares outstanding	59.1	64.3	60.7	64.9

Net earnings attributable to common stockholders	$8.43	$9.42	$14.91	$15.01

Diluted earnings per common share:
Weighted average common shares outstanding	59.1	64.3	60.7	64.9
Dilutive common shares—stock options	0.4	0.9	0.4	0.9

Diluted weighted average shares outstanding	59.5	65.2	61.1	65.8

Net earnings attributable to common stockholders	$8.38	$9.31	$14.80	$14.81

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and six months ended June 30, 2013 and 2012, anti-dilutive stock options were insignificant.

7.     Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2012 to June 30, 2013 are summarized below:

(in millions)
Obligation at December 31, 2012	$145.0
Accretion expense	5.2
Liabilities incurred	0.7
Expenditures	(3.0)

Obligation at June 30, 2013	$147.9

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

CF INDUSTRIES HOLDINGS, INC.

the 2033 to 2037 time frame and closure of the Plant City cooling pond is assumed to occur in the year 2087. Additional AROs may be incurred in the future.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Current portion	$9.6	$12.3
Noncurrent portion	138.3	132.7

	$147.9	$145.0

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance obligations related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. These financial assurance obligations result from two requirements. The first is a 2010 consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). The second is State of Florida financial assurance regulations (Florida Financial Assurance) that apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We maintain a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheet, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). The trust for the Plant City Consent Decree is fully funded, and we expect to fund the remaining approximately $4.0 million in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At both June 30, 2013 and December 31, 2012, the balance in the ARO funds was $200.8 million.

8.     Interest Expense

        Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest on borrowings	$35.0	$28.1	$63.0	$56.1
Fees on financing agreements	4.0	20.0	7.5	25.1
Interest on tax liabilities	(0.4)	0.5	11.7	1.0
Interest capitalized and other	(6.3)	(3.3)	(10.8)	(6.0)

	$32.3	$45.3	$71.4	$76.2

CF INDUSTRIES HOLDINGS, INC.

9.     Income Taxes

        Our income tax provision for the three months ended June 30, 2013 was $282.9 million on pre-tax income of $802.7 million, or an effective tax rate of 35.2%, compared to an income tax provision of $309.2 million, or an effective tax rate of 32.2% for the three months ended June 30, 2012. The principal item that gives rise to the increase in our effective tax rate is the decrease in our noncontrolling interest for the three months ended June 30, 2013 as compared to the same period in 2012 due to the modification of the CFL selling price calculation methodology as described in Note 4—Noncontrolling Interest.

        Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax income exclusive of noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to controlling interests in TNCLP, which does not record an income tax provision.

        At the time of our Initial Public Offering (IPO) in 2005, we had accumulated a substantial amount of NOLs. Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes when we became a public company, a full valuation allowance was recorded against those NOLs. At that time, we entered into an agreement (NOL Agreement) with the pre-IPO owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by our using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. At December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance. In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized.

        In March 2013, we entered into a Closing Agreement with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. In our consolidated statement of operations for the six months ended June 30, 2013, the expense related to this liability is included in Other non-operating—net. On our consolidated balance sheet at June 30, 2013, $13.5 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $41.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years. In our consolidated statement of cash flows for the six months ended June 30, 2013, these amounts are included in accounts payable and accrued expenses, and other-net, respectively.

        The tax effect of the IRS settlement noted above includes an $86.8 million reduction to our unrecognized tax benefits previously recorded for the disallowed refund claims based on utilization of the pre-IPO NOLs.

        Our effective tax rate would be affected by $69.4 million if our unrecognized tax benefits at June 30, 2013 were to be recognized in the future.

        For additional information concerning income taxes, see Note 11—Income Taxes in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

CF INDUSTRIES HOLDINGS, INC.

10.   Inventories—Net

        Inventories—net consist of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Fertilizer	$251.2	$212.2
Raw materials, spare parts and supplies	69.8	65.7

	$321.0	$277.9

11.   Equity Method Investments

        Equity method investments consist of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Operating equity method investments	$390.6	$394.2
Non-operating equity method investments	508.0	541.4

Investments in and advances to affiliates	$898.6	$935.6

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$75.2	$103.7	$171.6	$181.2

Net earnings	$23.7	$38.0	$55.9	$62.5

Equity in earnings of operating affiliates	$9.5	$13.8	$21.1	$29.3

CF INDUSTRIES HOLDINGS, INC.

	June 30, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$97.4	$93.9
Long-term assets	156.0	164.8

Total assets	$253.4	$258.7

Current liabilities	$44.6	$45.9
Long-term liabilities	26.1	26.0
Equity	182.7	186.8

Total liabilities and equity	$253.4	$258.7

        The total carrying value of these investments at June 30, 2013 was $390.6 million, which was $299.2 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 20 years and 10 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $41.8 million and $80.2 million for the three and six months ended June 30, 2013, respectively, and $47.7 million and $86.2 million for the three and six months ended June 30, 2012, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$712.5	$858.6	$1,306.6	$1,497.0

Net earnings	$3.3	$60.7	$10.3	$62.7

Equity in (losses) earnings of non-operating affiliates—net of taxes	$(1.7)	$27.2	$(1.0)	$24.9

CF INDUSTRIES HOLDINGS, INC.

	June 30, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$572.3	$595.0
Long-term assets	299.2	293.4

Total assets	$871.5	$888.4

Current liabilities	$390.0	$385.6
Long-term liabilities	137.8	147.3
Equity	343.7	355.5

Total liabilities and equity	$871.5	$888.4

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At June 30, 2013 and December 31, 2012, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the six month periods ended June 30, 2013 and 2012, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at June 30, 2013 was $495.6 million, which was $323.8 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 12 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At June 30, 2013, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $14.9 million.

12.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Six months ended June 30,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$82.1	$54.8
Additions	35.8	21.1
Depreciation	(18.2)	(15.1)
Effect of exchange rate changes	(0.2)	0.1

Ending balance	$99.5	$60.9

CF INDUSTRIES HOLDINGS, INC.

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

13.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at June 30, 2013 and December 31, 2012:

	Nitrogen	Phosphate	Total
	(in millions)
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At June 30, 2013			At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(9.0)	$41.0	$50.0	$(7.6)	$42.4
TerraCair Brand	10.0	(3.3)	6.7	10.0	(2.8)	7.2

Total intangible assets	$60.0	$(12.3)	$47.7	$60.0	$(10.4)	$49.6

        Amortization expense of our identifiable intangibles was $1.0 million for both the three months ended June 30, 2013 and 2012, respectively, and was $1.9 million for both the six months ended June 30, 2013 and 2012, respectively.

        Total estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2013	$1.9
2014	3.8
2015	3.8
2016	3.8
2017	3.8
2018	3.8

$20.9

CF INDUSTRIES HOLDINGS, INC.

14.   Financing Agreements

        Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.3	—
4.950% due 2043	748.7	—

	$3,098.0	$1,600.0
Less: Current portion	—	—

Net long-term debt	$3,098.0	$1,600.0

Credit Agreement

        In the second quarter of 2012, CF Holdings, as a guarantor, and CF Industries, as borrower, entered into a $500 million senior unsecured credit agreement, dated May 1, 2012 (the Credit Agreement), which provided for a revolving credit facility of up to $500 million with a maturity of five years. On April 22, 2013, the Credit Agreement was amended and restated to increase the credit facility from $500 million to $1.0 billion and extend its maturity an additional year to May 1, 2018.

        Borrowings under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate and may be used for working capital, capital expenditures, acquisitions, share repurchases and other general purposes. The Credit Agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.

        All obligations under the Credit Agreement are unsecured. Currently CF Holdings is the only guarantor of CF Industries' obligations under the Credit Agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the Credit Agreement if such subsidiary were to guarantee other debt of the Company or CF Industries in excess of $350 million. Currently, no such subsidiary guarantees any debt.

        At June 30, 2013, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Notes). Interest is paid semiannually on May 1 and November 1 and the 2018/2020 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

        The indentures governing the 2018/2020 Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes of control involving the Company or CF Industries, they also require CF Industries to offer to repurchase the

CF INDUSTRIES HOLDINGS, INC.

2018/2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

        Under the supplemental indentures governing the 2018/2020 Notes, the 2018/2020 Notes are guaranteed by CF Holdings. In addition, in the event that a subsidiary of the Company, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the 2018/2020 Notes.

        At June 30, 2013, the carrying value of the 2018/2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.

Senior Notes due 2023 and 2043

        On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Notes). Interest is paid semiannually on June 1 and December 1 and the 2023/2043 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds from the issuance and sale of the 2023/2043 Notes, after deducting underwriting discounts and offering expenses, of approximately $1.48 billion. We intend to use the net proceeds from the offering to fund our capacity expansion projects and working capital and for other general corporate purposes, including share repurchases.

        The indentures governing the 2023/2043 Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes of control involving CF Holdings or CF Industries, they also require CF Industries to offer to repurchase the 2023/2043 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

        Under the supplemental indentures governing the 2023/2043 Notes, the 2023/2043 Notes are guaranteed by CF Holdings. In addition, in the event that a subsidiary of the Company, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the 2023/2043 Notes, provided that such requirement will no longer apply following the repayment of both issues of the 2018/2020 Notes or the subsidiaries of the Company, other than CF Industries, otherwise become no longer subject to such a requirement to guarantee the 2018/2020 Notes.

        At June 30, 2013, the carrying value of the 2023/2043 Notes was $1.5 billion and the fair value was approximately $1.4 billion.

15.   Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily call options and fixed price swaps traded in the over-the-counter (OTC) markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis

CF INDUSTRIES HOLDINGS, INC.

for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.

        As of June 30, 2013 and December 31, 2012, we had open natural gas derivative contracts for 36.7 million MMBtus and 58.9 million MMBtus, respectively. For the six months ended June 30, 2013, we used derivatives to cover approximately 89% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, our Board of Directors authorized the expenditure of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the construction costs are Euro-denominated. In order to manage our exposure to changes in the Euro to U.S. dollar currency exchange rates, we have hedged our projected Euro denominated payments through 2014 using currency forward exchange contracts.

        As of June 30, 2013, the notional amount of our open foreign currency derivatives was $765.0 million. Of this amount, $227.7 million, or approximately 29%, was designated as cash flow hedging instruments for accounting purposes while the remaining $537.3 million was not designated as hedging instruments for accounting purposes.

        No reclassification from AOCI to income occurred in the six months ended June 30, 2013 or during 2012, and none is expected in 2013. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capital expansion projects.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 is shown in the tables below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended June 30,			Three months ended June 30,
Derivatives designated as cash flow hedges	2013	2012	Location	2013	2012
	(in millions)			(in millions)
Foreign exchange contracts	$5.7	$—	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended June 30,
	Location	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$(2.0)	$—

	Gain (loss) recognized in income
		Three months ended June 30,
Derivatives not	Location	2013	2012
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(18.0)	$77.6
Foreign exchange contracts	Other operating—net	5.6	—

		$(12.4)	$77.6

	Gain (loss) in income
	Three months ended June 30,
All Derivatives	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$(12.4)	$77.6
Cash flow hedge ineffectiveness	(2.0)	—

Total unrealized (losses) gains	(14.4)	77.6
Realized gains (losses)	17.0	(54.2)

Net derivative gains	$2.6	$23.4

CF INDUSTRIES HOLDINGS, INC.

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Six months ended June 30,			Six months ended June 30,
Derivatives designated as cash flow hedges	2013	2012	Location	2013	2012
	(in millions)			(in millions)
Foreign exchange contracts	$(6.5)	$—	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Six months ended June 30,
	Location	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$(2.1)	$—

	Gain (loss) recognized in income
		Six months ended June 30,
Derivatives not	Location	2013	2012
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$4.4	$21.7
Foreign exchange contracts	Other operating—net	(7.9)	—

		$(3.5)	$21.7

	Gain (loss) in income
	Six months ended June 30,
All Derivatives	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$(3.5)	$21.7
Cash flow hedge ineffectiveness	(2.1)	—

Total unrealized gains (losses)	(5.6)	21.7
Realized gains (losses)	9.3	(102.4)

Net derivative gains (losses)	$3.7	$(80.7)

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.9	$4.2	Other current liabilities	$0.2	$—
Foreign exchange contracts	Other noncurrent assets	—	4.8	Other noncurrent liabilities	0.7	—

		$1.9	$9.0		$0.9	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1.4	$3.9	Other current liabilities	$2.3	$—
Foreign exchange contracts	Other noncurrent assets	—	2.4	Other non current liabilities	1.7	—
Natural gas derivatives	Other current assets	0.2	2.0	Other current liabilities	0.1	5.5
Natural gas derivatives	Other noncurrent assets	—	—	Other non current liabilities	—	0.1

		$1.6	$8.3		$4.1	$5.6

Total derivatives		$3.5	$17.3		$5.0	$5.6

Current / Non-Current Totals
	Other current assets	$3.5	$10.1	Other current liabilities	$2.6	$5.5
	Other noncurrent assets	—	7.2	Other non current liabilities	2.4	0.1

Total derivatives		$3.5	$17.3		$5.0	$5.6

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

  •
  Setoff rights are provided by certain of our ISDA agreements and generally allow a non-defaulting party to elect to setoff, against the final net close-out payment, other matured and contingent amounts payable between us and our counterparties under the ISDA agreement or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.

CF INDUSTRIES HOLDINGS, INC.

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. As of June 30, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $2.2 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2013 and December 31, 2012, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2013 and December 31, 2012.

			Gross amounts not offset in consolidated balance sheet
	Gross and Net amounts presented in consolidated balance sheet(1)
			Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2013
Total derivative assets	$3.5	(2)	$1.4	$—	$2.1
Total derivative liabilities	5.0	(3)	1.4	—	3.6

Net assets	$(1.5)		$—	$—	$(1.5)

December 31, 2012
Total derivative assets	$17.3	(4)	$4.6	$—	$12.7
Total derivative liabilities	5.6	(5)	4.6	—	1.0

Net assets	$11.7		$—	$—	$11.7

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheet. As a result, the gross amounts recognized and net amounts presented are the same.

(2)
The $3.5 million is included in other current assets at June 30, 2013.

(3)
Of the $5.0 million at June 30, 2013, $2.6 million is included in other current liabilities and $2.4 million is included in other noncurrent liabilities.

(4)
Of the $17.3 million at December 31, 2012, $10.1 million is included in other current assets and $7.2 million is included in other noncurrent assets.

(5)
Of the $5.6 million at December 31, 2012, $5.5 million is included in other current liabilities and $0.1 million is included in other noncurrent liabilities.

CF INDUSTRIES HOLDINGS, INC.

        Our exposure to credit loss from nonperformance by counterparties was approximately $2.1 million and $12.7 million as of June 30, 2013 and December 31, 2012, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

16.   Treasury Stock

        In the third quarter of 2012, we announced that our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases are determined by our management based on evaluation of market conditions, stock price, and other factors. In the first quarter of 2013, we repurchased 2.5 million shares for $507.3 million and in the second quarter of 2013, we repurchased an additional 2.6 million shares for $474.2 million, of which $65.9 million was accrued but unpaid at June 30, 2013. In May 2013, we retired 3.8 million shares of repurchased stock through April 2013. As of June 30, 2013, we held approximately 1.3 million shares of repurchased stock. Subsequent to June 30, 2013, we repurchased an additional 0.7 million shares for $130.0 million, bringing the total repurchased shares to date under this program to 5.8 million at an aggregate expenditure of $1.1 billion.

17.   Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive income (loss) (AOCI) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$15.4	$(3.0)	$—	$(111.7)	$(99.3)
Unrealized gain	—	1.0	—	—	1.0
Reclassification to net earnings	—	(0.9)	—	5.8	4.9
Effect of exchange rate changes and deferred taxes	20.5	0.3	—	(2.6)	18.2

Balance at June 30, 2012	$35.9	$(2.6)	$—	$(108.5)	$(75.2)

Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain (loss)	—	1.0	(6.5)	—	(5.5)
Reclassification to net earnings	—	(0.3)	—	5.7	5.4
Effect of exchange rate changes and deferred taxes	(67.5)	(0.1)	2.3	(0.3)	(65.6)

Balance at June 30, 2013	$(6.1)	$0.2	$0.4	$(109.8)	$(115.3)

CF INDUSTRIES HOLDINGS, INC.

        Reclassifications out of AOCI during the six months ended June 30, 2013 were as follows:

	Amount Reclassified from AOCI	Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$(0.3)	Interest income

Total before tax	(0.3)
Tax effect	0.1

Net of tax	$(0.2)

Defined Benefit Plans
Amortization of transition obligation	$— (1)
Amortization of prior service cost	0.1 (1)
Amortization of net loss	5.6 (1)

Total before tax	5.7
Tax effect	(2.0)

Net of tax	$3.7

Total reclassifications for the period	$3.5

(1)
These AOCI components are included in the computation of net periodic benefit cost of our pension and other postretirement benefits.

18.   Contingencies

Litigation

West Fertilizer Co.

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in the District Court of McLennan County, Texas by the City of West, Texas and individual residents of the County seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on the initial analysis of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident. In addition, the increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

Other Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates,

CF INDUSTRIES HOLDINGS, INC.

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

        The 2009 consent decree also requires the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. The numeric criteria adopted by the State of Florida and approved by the EPA includes numeric criteria for some coastal and estuarine waters, but as with streams, EPA raised issues regarding the scope of coverage of Florida's regulation. Accordingly, on November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. Pursuant to the March 2013 agreement in principle, the EPA intends to withdraw this proposed rule subject to actions to be taken by FDEP, EPA and the Florida legislature that will establish appropriate criteria for Florida coastal and estuarine waters in accordance with the timetable established in the agreement in principle.

CF INDUSTRIES HOLDINGS, INC.

        On June 27, 2013, the EPA approved new and revised water quality standards submitted by the FDEP relating to the scope of coverage of the FDEP's numeric nutrient criteria for surface waters. On June 28, 2013, the EPA (i) issued a finding that Florida's numeric criteria were sufficient to protect those surface waters that the FDEP had determined were not to be covered by the state numeric criteria and (ii) based on this finding, filed a motion to modify the August 2009 consent decree to exclude these surface waters from EPA's obligations under the consent decree. The Court has not yet ruled on this motion.

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

19.   Segment Disclosures

        We are organized and managed based on two business segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. Our two business segments are the nitrogen segment and the phosphate segment. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2013 and 2012 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2013
Net sales
Ammonia	$586.8	$—	$586.8
Granular urea	271.1	—	271.1
UAN	556.1	—	556.1
AN	65.2	—	65.2
DAP	—	137.4	137.4
MAP	—	52.3	52.3
Other	46.0	—	46.0

	1,525.2	189.7	1,714.9
Cost of sales	678.0	171.7	849.7

Gross margin	$847.2	$18.0	$865.2

Total other operating costs and expenses			41.0
Equity in earnings of operating affiliates			9.5

Operating earnings			$833.7

Three months ended June 30, 2012
Net sales
Ammonia	$503.5	$—	$503.5
Granular urea	361.8	—	361.8
UAN	527.7	—	527.7
AN	64.1	—	64.1
DAP	—	173.7	173.7
MAP	—	57.8	57.8
Other	47.0	—	47.0

	1,504.1	231.5	1,735.6
Cost of sales	511.2	181.1	692.3

Gross margin	$992.9	$50.4	$1,043.3

Total other operating costs and expenses			52.1
Equity in earnings of operating affiliates			13.8

Operating earnings			$1,005.0

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2013
Net sales
Ammonia	$787.2	$—	$787.2
Granular urea	534.7	—	534.7
UAN	1,094.0	—	1,094.0
AN	120.1	—	120.1
DAP	—	334.0	334.0
MAP	—	94.6	94.6
Other	86.8	—	86.8

	2,622.8	428.6	3,051.4
Cost of sales	1,128.0	383.1	1,511.1

Gross margin	$1,494.8	$45.5	$1,540.3

Total other operating costs and expenses			99.9
Equity in earnings of operating affiliates			21.1

Operating earnings			$1,461.5

Six months ended June 30, 2012
Net sales
Ammonia	$905.2	$—	$905.2
Granular urea	711.2	—	711.2
UAN	951.4	—	951.4
AN	127.9	—	127.9
DAP	—	383.0	383.0
MAP	—	104.4	104.4
Other	80.1	—	80.1

	2,775.8	487.4	3,263.2
Cost of sales	1,120.8	387.3	1,508.1

Gross margin	$1,655.0	$100.1	$1,755.1

Total other operating costs and expenses			108.2
Equity in earnings of operating affiliates			29.3

Operating earnings			$1,676.2

        Total assets at June 30, 2013 and December 31, 2012, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2013	$6,276.4	$816.1	$3,159.1	$10,251.6
December 31, 2012	$5,991.5	$795.2	$3,380.2	$10,166.9

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

20.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 14, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the Securities and Exchange Commission on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the Credit Agreement, or any renewal, replacement or refinancing thereof. As of June 30, 2013, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and six months ended June 30, 2013 and 2012, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of June 30, 2013 and December 31, 2012. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$269.8	$1,752.2	$(307.1)	$1,714.9
Cost of sales	—	200.5	955.1	(305.9)	849.7

Gross margin	—	69.3	797.1	(1.2)	865.2

Selling, general and administrative expenses	0.7	3.2	40.6	—	44.5
Other operating—net	—	3.2	(6.7)	—	(3.5)

Total other operating costs and expenses	0.7	6.4	33.9	—	41.0
Equity in earnings of operating affiliates	—	—	9.5	—	9.5

Operating earnings (loss)	(0.7)	62.9	772.7	(1.2)	833.7
Interest expense	—	36.1	(3.5)	(0.3)	32.3
Interest income	—	(0.2)	(1.1)	0.3	(1.0)
Net (earnings) of wholly-owned subsidiaries	(498.6)	(481.3)	—	979.9	—
Other non-operating—net	—	—	(0.3)	—	(0.3)

Earnings before income taxes and equity in losses of non-operating affiliates	497.9	508.3	777.6	(981.1)	802.7
Income tax provision (benefit)	(0.3)	9.6	273.6	—	282.9
Equity in losses of non-operating affiliates—net of taxes	—	(0.1)	(1.6)	—	(1.7)

Net earnings	498.2	498.6	502.4	(981.1)	518.1
Less: Net earnings attributable to noncontrolling interest	—	—	21.1	(1.2)	19.9

Net earnings attributable to common stockholders	$498.2	$498.6	$481.3	$(979.9)	$498.2

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$498.2	$498.6	$502.4	$(981.1)	$518.1
Other comprehensive income	(5.2)	(5.2)	(5.3)	10.4	(5.3)

Comprehensive income	493.0	493.4	497.1	(970.7)	512.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	21.1	(1.3)	19.8

Comprehensive income attributable to common stockholders	$493.0	$493.4	$476.0	$(969.4)	$493.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$604.7	$3,167.0	$(720.3)	$3,051.4
Cost of sales	—	422.5	1,804.9	(716.3)	1,511.1

Gross margin	—	182.2	1,362.1	(4.0)	1,540.3

Selling, general and administrative expenses	1.7	4.8	82.3	—	88.8
Other operating—net	—	9.3	1.8	—	11.1

Total other operating costs and expenses	1.7	14.1	84.1	—	99.9
Equity in earnings of operating affiliates	—	—	21.1	—	21.1

Operating earnings (loss)	(1.7)	168.1	1,299.1	(4.0)	1,461.5
Interest expense	—	65.5	6.8	(0.9)	71.4
Interest income	—	(0.6)	(3.4)	0.9	(3.1)
Net (earnings) of wholly-owned subsidiaries	(905.8)	(839.6)	—	1,745.4	—
Other non-operating—net	—	—	54.4	—	54.4

Earnings before income taxes and equity in earnings of non-operating affiliates	904.1	942.8	1,241.3	(1,749.4)	1,338.8
Income tax provision (benefit)	(0.6)	36.9	354.0	—	390.3
Equity in loss of non-operating affiliates—net of taxes	—	(0.1)	(0.9)	—	(1.0)

Net earnings	904.7	905.8	886.4	(1,749.4)	947.5
Less: Net earnings attributable to noncontrolling interest	—	—	46.8	(4.0)	42.8

Net earnings attributable to common stockholders	$904.7	$905.8	$839.6	$(1,745.4)	$904.7

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$904.7	$905.8	$886.4	$(1,749.4)	$947.5
Other comprehensive income	(65.7)	(65.7)	(112.4)	177.4	(66.4)

Comprehensive income	839.0	840.1	774.0	(1,572.0)	881.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	46.8	(4.7)	42.1

Comprehensive income attributable to common stockholders	$839.0	$840.1	$727.2	$(1,567.3)	$839.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,055.7	$825.6	$(145.7)	$1,735.6
Cost of sales	—	436.2	293.6	(37.5)	692.3

Gross margin	—	619.5	532.0	(108.2)	1,043.3

Selling, general and administrative expenses	1.0	34.9	5.4	—	41.3
Other operating—net	—	8.6	2.2	—	10.8

Total other operating costs and expenses	1.0	43.5	7.6	—	52.1
Equity in earnings of operating affiliates	—	(3.3)	17.1	—	13.8

Operating earnings (loss)	(1.0)	572.7	541.5	(108.2)	1,005.0
Interest expense	—	42.8	2.8	(0.3)	45.3
Interest income	—	(0.2)	(0.1)	0.3	—
Net earnings of wholly-owned subsidiaries	(607.0)	(261.5)	—	868.5	—
Other non-operating—net	—	—	(0.6)	—	(0.6)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	606.0	791.6	539.4	(976.7)	960.3
Income tax provision (benefit)	(0.3)	184.5	125.0	—	309.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	27.3	—	27.2

Net earnings	606.3	607.0	441.7	(976.7)	678.3
Less: Net earnings attributable to noncontrolling interest	—	—	180.2	(108.2)	72.0

Net earnings attributable to common stockholders	$606.3	$607.0	$261.5	$(868.5)	$606.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$606.3	$607.0	$441.7	$(976.7)	$678.3
Other comprehensive loss	(3.2)	(3.2)	(4.9)	7.7	(3.6)

Comprehensive income	603.1	603.8	436.8	(969.0)	674.7
Less: Comprehensive income attributable to the noncontrolling interest	—	—	180.2	(108.6)	71.6

Comprehensive income attributable to common stockholders	$603.1	$603.8	$256.6	$(860.4)	$603.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,971.6	$1,556.0	$(264.4)	$3,263.2
Cost of sales	—	956.9	620.7	(69.5)	1,508.1

Gross margin	—	1,014.7	935.3	(194.9)	1,755.1

Selling, general and administrative expenses	1.5	61.7	11.9	—	75.1
Other operating—net	—	15.8	17.3	—	33.1

Total other operating costs and expenses	1.5	77.5	29.2	—	108.2
Equity in earnings of operating affiliates	—	1.1	28.2	—	29.3

Operating earnings (loss)	(1.5)	938.3	934.3	(194.9)	1,676.2
Interest expense	—	71.0	5.6	(0.4)	76.2
Interest income	—	(0.4)	(0.4)	0.4	(0.4)
Net (earnings) of wholly-owned subsidiaries	(975.8)	(413.0)	—	1,388.8	—
Other non-operating—net	—	0.2	(0.9)	—	(0.7)

Earnings before income taxes and equity in earnings of non-operating affiliates	974.3	1,280.5	930.0	(1,583.7)	1,601.1
Income tax provision (benefit)	(0.4)	304.6	211.8	—	516.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.1)	25.0	—	24.9

Net earnings	974.7	975.8	743.2	(1,583.7)	1,110.0
Less: Net earnings attributable to noncontrolling interest	—	—	330.2	(194.9)	135.3

Net earnings attributable to common stockholders	$974.7	$975.8	$413.0	$(1,388.8)	$974.7

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$974.7	$975.8	$743.2	$(1,583.7)	$1,110.0
Other comprehensive income	24.0	24.0	20.8	(44.6)	24.2

Comprehensive income	998.7	999.8	764.0	(1,628.3)	1,134.2
Less: Comprehensive income attributable to the noncontrolling interest	—	—	330.2	(194.8)	135.4

Comprehensive income attributable to common stockholders	$998.7	$999.8	$433.8	$(1,433.5)	$998.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$25.0	$1,909.0	$—	$1,934.1
Restricted cash	—	—	74.2	—	74.2
Accounts and notes receivable-net	18.3	284.7	749.7	(758.4)	294.3
Inventories—net	—	68.5	252.5	—	321.0
Prepaid income taxes	0.6	—	25.3	(1.4)	24.5
Deferred income taxes	—	123.1	44.9	(123.1)	44.9
Other	—	1.4	49.6	(24.5)	26.5

Total current assets	19.0	502.7	3,105.2	(907.4)	2,719.5
Property, plant and equipment—net	—	448.9	3,637.6	—	4,086.5
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	4,640.4	7,576.5	898.4	(12,216.7)	898.6
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	78.5	203.2	—	281.7

Total assets	$5,230.1	$8,808.3	$9,909.7	$(13,696.5)	$10,251.6

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$251.5	$317.6	$679.3	$(758.5)	$489.9
Income taxes payable	—	41.8	—	(25.9)	15.9
Customer advances	—	—	67.7	—	67.7
Other	—	—	3.6	—	3.6

Total current liabilities	251.5	359.4	750.6	(784.4)	577.1

Long-term debt	—	3,098.0	—	—	3,098.0
Deferred income taxes	—	—	906.3	(123.1)	783.2
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	138.3	311.6	—	449.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,653.5	(12.7)	7,823.0	(7,810.3)	1,653.5
Retained earnings	3,673.1	4,768.2	(148.8)	(4,619.4)	3,673.1
Treasury stock	(233.3)	—	—	—	(233.3)
Accumulated other comprehensive income (loss)	(115.3)	(115.3)	(115.3)	230.6	(115.3)

Total stockholders' equity	4,978.6	4,640.2	7,576.4	(12,216.6)	4,978.6
Noncontrolling interest	—	—	364.8	—	364.8

Total equity	4,978.6	4,640.2	7,941.2	(12,216.6)	5,343.4

Total liabilities and equity	$5,230.1	$8,808.3	$9,909.7	$(13,696.5)	$10,251.6

 CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$1,834.1	$—	$2,274.9
Accounts and notes receivable—net	—	145.1	1,007.9	(935.6)	217.4
Income taxes receivable	—	642.1	—	(642.1)	—
Inventories—net	—	193.1	84.8	—	277.9
Deferred income taxes	—	9.5	—	—	9.5
Other	—	15.4	12.5	—	27.9

Total current assets	—	1,446.0	2,939.3	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	2,892.4	—	3,900.5
Deferred income taxes	—	50.7	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	935.2	(11,622.5)	935.6
Due from affiliates	570.7	—	1.8	(572.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	136.5	121.4	—	257.9

Total assets	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$222.6	$159.3	$(15.4)	$366.5
Income taxes payable	—	—	829.2	(642.1)	187.1
Customer advances	—	247.9	132.8	—	380.7
Notes payable	—	900.0	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	15.7	(10.4)	5.3
Other	—	4.5	1.1	—	5.6

Total current liabilities	—	1,375.0	1,152.7	(1,577.5)	950.2

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	989.5	(50.7)	938.8
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	255.4	140.3	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,492.3	739.8	4,493.6	(5,233.3)	2,492.4
Retained earnings	3,461.2	4,641.3	1,598.3	(6,239.7)	3,461.1
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	(2.9)	52.5	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,308.6	(11,640.1)	5,902.2
Noncontrolling interest	—	—	362.6	17.4	380.0

Total equity	5,902.2	5,331.5	6,671.2	(11,622.7)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$904.7	$905.8	$886.4	$(1,749.4)	$947.5
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	29.5	184.2	—	213.7
Deferred income taxes	—	—	(44.3)	—	(44.3)
Stock compensation expense	6.0	—	0.2	—	6.2
Excess tax benefit from stock-based compensation	(9.6)	—	—	—	(9.6)
Unrealized loss (gain) on derivatives	—	—	6.7	—	6.7
Loss (gain) on disposal of property, plant and equipment	—	—	4.2	—	4.2
Undistributed loss (earnings) of affiliates—net	(905.8)	(843.6)	(1.8)	1,749.4	(1.8)
Due to / from affiliates—net	9.6	(0.1)	(9.5)	—	—
Changes in:
Accounts and notes receivable—net	(18.8)	(208.9)	(511.2)	683.3	(55.6)
Inventories—net	—	(9.1)	(34.8)	—	(43.9)
Accrued income taxes	(0.6)	36.2	(224.0)	—	(188.4)
Accounts and notes payable and accrued expenses	185.4	245.8	287.4	(683.8)	34.8
Customer advances	—	—	(313.0)	—	(313.0)
Other—net	—	1.7	9.6	0.5	11.8

Net cash provided by (used in) operating activities	170.9	157.3	240.1	—	568.3

Investing Activities:
Additions to property, plant and equipment	—	(40.3)	(362.2)	—	(402.5)
Proceeds from sale of property, plant and equipment	—	—	7.5	—	7.5
Sales and maturities of short-term and auction rate securities	—	5.6	—	—	5.6
Deposits to restricted cash funds	—	—	(74.2)	—	(74.2)
Other—net	—	—	(2.3)	—	(2.3)

Net cash provided by (used in) investing activities	—	(34.7)	(431.2)	—	(465.9)

Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Short-term Debt—net	—	(942.2)	942.2	—	—
Financing fees	—	(13.6)	—	—	(13.6)
Dividends paid on common stock	(48.9)	(778.9)	(48.9)	827.8	(48.9)
Dividends to / from affiliates	778.9	48.9	—	(827.8)	—
Distributions to/from noncontrolling interest	—	14.3	(60.1)	—	(45.8)
Purchase of treasury stock	(915.6)	—	—	—	(915.6)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Issuances of common stock under employee stock plans	5.2	—	—	—	5.2
Excess tax benefit from stock-based compensation	9.6	—	—	—	9.6

Net cash provided by (used in) financing activities	(170.8)	(538.4)	279.4	—	(429.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(13.4)	—	(13.4)

Increase (decrease) in cash and cash equivalents	0.1	(415.8)	74.9	—	(340.8)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$0.1	$25.0	$1,909.0	$—	$1,934.1

 CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$974.7	$975.8	$743.2	$(1,583.7)	$1,110.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	69.1	149.9	—	219.0
Deferred income taxes	—	7.7	5.5	—	13.2
Stock compensation expense	5.1	—	0.5	—	5.6
Excess tax benefit from stock-based compensation	(15.4)	—	—	—	(15.4)
Unrealized loss (gain) on derivatives	—	(19.6)	(2.1)	—	(21.7)
(Gain) loss on disposal of property, plant and equipment	—	0.9	2.7	—	3.6
Undistributed (earnings) of affiliates—net	(975.8)	(609.3)	(20.6)	1,583.7	(22.0)
Due to/from affiliates—net	490.2	(489.8)	(0.4)	—	—
Changes in:
Accounts and notes receivable—net	—	(188.7)	(501.4)	600.5	(89.6)
Margin deposits	—	0.8	0.1	—	0.9
Inventories—net	—	58.3	18.1	—	76.4
Accrued income taxes	—	(292.7)	181.9	—	(110.8)
Accounts and notes payable and accrued expenses	0.4	608.0	(1.6)	(600.5)	6.3
Customer advances	—	(89.9)	(46.3)	—	(136.2)
Other—net	—	(2.5)	11.9	—	9.4

Net cash provided by operating activities	479.2	28.1	541.4	—	1,048.7

Investing Activities:
Additions to property, plant and equipment	—	(96.2)	(61.6)	—	(157.8)
Proceeds from sale of property, plant and equipment	—	7.2	—	—	7.2
Sales and maturities of short-term and auction rate securities	—	16.0	—	—	16.0
Deposit to asset retirement funds	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	—	(75.2)	(61.6)	—	(136.8)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Dividends paid on common stock	(52.3)	—	—	—	(52.3)
Dividends to/from affiliates	52.3	(52.3)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(493.8)	—	(193.3)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	5.4	—	—	—	5.4
Excess tax benefit from stock-based compensation	15.4	—	—	—	15.4

Net cash (used in) provided by financing activities	(479.2)	248.2	(506.8)	—	(737.8)

Effect of exchange rate changes on cash and cash equivalents	—	(6.0)	7.9	—	1.9

Increase in cash and cash equivalents	—	195.1	(19.1)	—	176.0
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$293.8	$1,089.2	$—	$1,383.0

 CF INDUSTRIES HOLDINGS, INC.

21.   Subsequent Event

        In July 2013, we repurchased 0.7 million of the Company's common shares for $130.0 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012 (see Note 16—Treasury Stock). Together with the 5.1 million shares repurchased during the first six months of 2013, these repurchases bring the total repurchased shares to date under this program to 5.8 million for an aggregate expenditure of $1.1 billion.

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

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2013 Compared to Second Quarter of 2012

  •
  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

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

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa, Florida port facility.

CF INDUSTRIES HOLDINGS, INC.

        Our principal assets include:

  •
  six nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America), Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada), Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi, and Woodward, Oklahoma;

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

Items Affecting Comparability of Results

CFL Selling Price Modification

        Prior to April 30, 2013, CF Industries, Inc. (CF Industries) owned 49% of the voting common shares and 66% of the non-voting preferred shares of Canadian Fertilizers Limited (CFL), an Alberta, Canada based nitrogen fertilizer manufacturer and had the right to purchase 66% of the production of CFL. Also prior to April 30, 2013, Viterra, Inc. (Viterra) held 34% of the equity ownership of CFL and had the right to purchase up to 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. CFL was a variable interest entity that was consolidated in our financial statements. On April 30, 2013, CF Industries completed the acquisitions of all of the outstanding interests in CFL that it did not already own and CFL became a wholly owned subsidiary of ours.

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. An initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price realized on sales of products purchased from CFL and the price based on production cost plus an agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by us on an interim basis. Until April 30, 2013 when CFL became a wholly owned subsidiary in our financial statements, net sales and accounts receivable attributable to

CF INDUSTRIES HOLDINGS, INC.

CFL were solely generated by transactions with Viterra, as all transactions with CF Industries were eliminated in consolidation in our financial statements.

        In the fourth quarter of 2012, the CFL Board of Directors approved an amendment to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries which eliminated the requirement to pay to CFL the difference between the market price realized and the price based on production cost plus an agreed-upon margin. The following summarizes the selling prices in the product purchase agreements that impacted our results both before and after the effective date of the amendment.

  •
  For sales prior to October 1, 2012, our consolidated financial statements reflected the market based selling prices for products purchased from CFL, including sales made by CFL to Viterra.

  •
  For sales on or after October 1, 2012 and before April 30, 2013, CFL selling prices were based on production cost plus an agreed-upon margin.

  •
  Starting on April 30, 2013, CFL became a wholly owned subsidiary of CF Industries. Once CFL became a wholly owned subsidiary, CF Industries began purchasing all of the output of CFL for resale and reported those sales in its consolidated financial statements at market prices.

        The selling price amendments to the product purchase agreements impact the comparability of our financial results. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest for the first four months of 2013, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.

        In order to provide comparable information for the periods presented, certain financial information is being provided for the prior year comparable periods adjusted as if the current year CFL pricing calculation methodologies had been used in the prior year comparable period. For example, in the current year second quarter, CFL's sales are included in our consolidated financial results as follows. For the period April 1, 2013 to April 30, 2013, CFL's sales to Viterra are reflected at cost plus an agreed upon margin. For the period May 1, 2013 to June 30, 2013, CFL was a wholly owned subsidiary and all sales of CFL production purchased by CF Industries are included at market prices.

        We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that the presentation in this report of non-GAAP financial measures of certain adjusted data and the period-to-period percentage changes in them, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. This includes net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea presented on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus the agreed-upon margin) beginning January 1, 2012. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the second quarters and six month periods operating performance and do not purport to represent what our actual consolidated results of operations would have been had the amendment to the CFL product purchase agreements been in effect beginning on January 1, 2012, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

CF INDUSTRIES HOLDINGS, INC.

Net Operating Loss (NOL) Settlement

        At the time of our Initial Public Offering (IPO) in 2005, we had accumulated a substantial amount of NOLs. Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes and became a public company, a full valuation allowance was recorded against the benefit of those NOLs. At that time, we entered into an agreement (NOL Agreement) with the pre-IPO owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. At December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $498.2 million in the second quarter of 2013 compared to net earnings of $606.3 million in the same quarter of 2012. Our results for the second quarter of 2013 included $18.0 million pre-tax unrealized mark-to-market losses ($11.4 million after tax) on natural gas derivatives and $4.0 million of realized and unrealized net gains ($2.5 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  Diluted net earnings per share attributable to common stockholders decreased 10% to $8.38 in the second quarter of 2013 from $9.31 for the same quarter of 2012 due to lower earnings partially offset by lower average outstanding common shares due to our share repurchase programs.

  •
  Net earnings attributable to common stockholders of $606.3 million for the second quarter of 2012 included $77.6 million net pre-tax unrealized mark-to-market gains ($48.2 million after tax) on natural gas derivatives and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of our former senior secured credit agreement (the 2010 Credit Agreement) which was replaced by a new unsecured credit agreement dated May 1, 2012 (the 2012 Credit Agreement).

  •
  Our gross margin decreased $178.1 million, or 17%, to $865.2 million in the second quarter of 2013 from $1,043.3 million in the same quarter of 2012 due to lower nitrogen and phosphate segment results. The decrease in gross margin was impacted by the modification of the CFL

CF INDUSTRIES HOLDINGS, INC.

    selling prices previously discussed. On an as adjusted basis, the gross margin decreased $159.9 million, or 16%, compared to the prior year's second quarter.

    In the nitrogen segment, gross margin decreased by $145.7 million, or 15%, due primarily to higher cost of sales including unrealized mark-to-market losses on natural gas derivatives in the current quarter compared to unrealized gains in the prior year quarter, partially offset by higher sales volume. On an as adjusted basis, the gross margin of the nitrogen segment decreased 13%. In the phosphate segment, gross margin decreased $32.4 million, or 64%, due primarily to the combination of higher raw material costs, lower average selling prices and lower sales volume.

  •
  Our net sales decreased $20.7 million, or 1%, in the second quarter of 2013 compared to the second quarter of 2012. In the nitrogen segment, net sales increased by 1% due primarily to higher sales volumes. The comparability of nitrogen segment net sales is impacted by the modification of CFL selling prices. On an as adjusted basis, net sales in the nitrogen segment increased 3%. In the phosphate segment, net sales declined by 18% due primarily to declines of 15% in segment sales volume and 3% in the average selling price.

  •
  Net cash generated from operating activities during the first six months of 2013 was $568.3 million as compared to $1.0 billion in the first six months of 2012. The $480.4 million decline in cash generated from operating activities was due to the combination of additional cash invested in net working capital and lower net earnings during the first six months of 2013 as compared to the first six months of 2012.

  •
  On May 23, 2013, we issued $1.5 billion of senior notes in tranches consisting of $750 million due in 2023 and $750 million due in 2043. We intend to use the net proceeds from the offering to fund our capacity expansion projects, working capital, stock repurchases and for other general corporate purposes.

  •
  On April 22, 2013, we amended the 2012 Credit Agreement, increasing the revolving credit facility from $500 million to $1.0 billion and extending the maturity from May 1, 2017 to May 1, 2018. All obligations under the credit agreement are unsecured.

  •
  During the second quarter of 2013, we repurchased 2.6 million shares of our common stock for $474.2 million, of which $65.9 million was accrued but unpaid at June 30, 2013. During the first six months of 2013, we repurchased 5.1 million shares for $981.5 million.

  •
  On April 30, 2013, we completed the acquisitions of all of the outstanding interests in CFL that we did not already own for total cash consideration of approximately C$0.9 billion. We now own 100% of CFL, and are entitled to purchase 100% of CFL's ammonia and granular urea production. CFL's results are included in our financial statements as a consolidated wholly owned subsidiary. Prior to the acquisitions on April 30, 2013, CFL's results were included in our financial statements as a consolidated variable interest entity.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following tables present our consolidated results of operations:

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except per share amounts)
Net sales(1)	$1,714.9	$1,735.6	$(20.7)	(1)%	$3,051.4	$3,263.2	$(211.8)	(6)%
Cost of sales	849.7	692.3	157.4	23%	1,511.1	1,508.1	3.0	—

Gross margin(1)	865.2	1,043.3	(178.1)	(17)%	1,540.3	1,755.1	(214.8)	(12)%
Selling, general and administrative expenses	44.5	41.3	3.2	8%	88.8	75.1	13.7	18%
Other operating—net	(3.5)	10.8	(14.3)	(132)%	11.1	33.1	(22.0)	(66)%

Total other operating costs and expenses	41.0	52.1	(11.1)	(21)%	99.9	108.2	(8.3)	(8)%
Equity in earnings of operating affiliates	9.5	13.8	(4.3)	(31)%	21.1	29.3	(8.2)	(28)%

Operating earnings	833.7	1,005.0	(171.3)	(17)%	1,461.5	1,676.2	(214.7)	(13)%
Interest expense	32.3	45.3	(13.0)	(29)%	71.4	76.2	(4.8)	(6)%
Interest income	(1.0)	—	(1.0)	N/M	(3.1)	(0.4)	(2.7)	N/M
Other non-operating—net	(0.3)	(0.6)	0.3	(50)%	54.4	(0.7)	55.1	N/M

Earnings before income taxes and equity in earnings of non-operating affiliates	802.7	960.3	(157.6)	(16)%	1,338.8	1,601.1	(262.3)	(16)%
Income tax provision	282.9	309.2	(26.3)	(9)%	390.3	516.0	(125.7)	(24)%
Equity in earnings (losses) of non-operating affiliates—net of taxes	(1.7)	27.2	(28.9)	(106)%	(1.0)	24.9	(25.9)	(104)%

Net earnings	518.1	678.3	(160.2)	(24)%	947.5	1,110.0	(162.5)	(15)%
Less: Net earnings attributable to noncontrolling interest(1)	19.9	72.0	(52.1)	(72)%	42.8	135.3	(92.5)	(68)%

Net earnings attributable to common stockholders	$498.2	$606.3	$(108.1)	(18)%	$904.7	$974.7	$(70.0)	(7)%

Diluted net earnings per share attributable to common stockholders	$8.38	$9.31	$(0.93)		$14.80	$14.81	$(0.01)
Diluted weighted average common shares outstanding	59.5	65.2	(5.7)		61.1	65.8	(4.7)
Dividends declared per common share	$0.40	$0.40	$—		$0.80	$0.80	$—

N/M—Not Meaningful

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior periods. In April 2013, CF Industries purchased the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries. These items impact the comparability of certain amounts between the second quarters

CF INDUSTRIES HOLDINGS, INC.

  and the first six months of 2013 and 2012. To provide comparable information for 2013 and 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents certain financial information for the prior year comparable period as if the current year CFL pricing calculation methodology had been used in the comparable period.

  Impact of CFL Selling Price Modifications

          As discussed in the Items Affecting Comparability of Results section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior periods. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between the second quarter of 2013 and the second quarter of 2012 and the first half of 2013 and the first half of 2012. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

          The following table adjusts the 2012 comparable periods to reflect the month and four month period ended April 30, 2012 at cost plus an agreed-upon margin and the months of May and June 2012 at market based selling prices to be comparable to actual 2013 results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions)
Net sales
As reported	$1,714.9	$1,735.6	$(20.7)	(1)%	$3,051.4	$3,263.2	$(211.8)	(6)%
Impact of selling price adjustment	—	(18.2)	18.2		—	(57.9)	57.9

As adjusted	$1,714.9	$1,717.4	$(2.5)	(0)%	$3,051.4	$3,205.3	$(153.9)	(5)%

Gross margin
As reported	$865.2	$1,043.3	$(178.1)	(17)%	$1,540.3	$1,755.1	$(214.8)	(12)%
Impact of selling price adjustment	—	(18.2)	18.2		—	(57.9)	57.9

As adjusted	$865.2	$1,025.1	$(159.9)	(16)%	$1,540.3	$1,697.2	$(156.9)	(9)%

Net earnings attributable to the noncontrolling interest
As reported	$19.9	$72.0	$(52.1)	(72)%	$42.8	$135.3	$(92.5)	(68)%
Impact of selling price adjustment	—	(18.2)	18.2		—	(57.9)	57.9

As adjusted	$19.9	$53.8	$(33.9)	(63)%	$42.8	$77.4	$(34.6)	(45)%

  Second Quarter of 2013 Compared to Second Quarter of 2012

  Consolidated Operating Results

          Our total gross margin decreased $178.1 million, or 17%, to $865.2 million in the second quarter of 2013 from $1,043.3 million in the same quarter of 2012 due to decreases in gross margin in both the nitrogen and phosphate segments. The gross margin was impacted by the modification of CFL selling

CF INDUSTRIES HOLDINGS, INC.

  prices previously discussed. On an as adjusted basis, the gross margin decreased $159.9 million, or 16%, compared to the prior year's quarter.

          In the nitrogen segment, the gross margin decreased by $145.7 million, or 15%, to $847.2 million as compared to $992.9 million in the second quarter of 2012 due primarily to a 21% increase in realized gas costs and $18.0 million in unrealized mark-to-market losses on natural gas derivatives in the current quarter as compared to $77.6 million in unrealized mark-to-market gains in the second quarter of 2012, partially offset by a 2% increase in sales volume. The nitrogen segment gross margin was also impacted by lower average CFL selling prices in the second quarter of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin for the nitrogen segment decreased $127.5 million, or 13%.

          In the phosphate segment, gross margin decreased by $32.4 million, or 64%, to $18.0 million in the second quarter of 2013 from $50.4 million in the same period in 2012, due primarily to an increase in raw material costs, a 15% decline in volume and a 3% decline in average selling prices.

          Net earnings attributable to common stockholders of $498.2 million for the second quarter of 2013 included an $18.0 million pre-tax unrealized mark-to-market loss ($11.4 million after tax) and a $4.0 million ($2.5 million after tax) realized and unrealized net gain on foreign currency derivatives. Net earnings in the second quarter of 2012 of $606.3 million include a $77.6 million pre-tax unrealized mark-to-market gain ($48.2 million after tax) and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of the 2010 Credit Agreement as it was replaced with the 2012 Credit Agreement.

  Net Sales

          Net sales decreased 1% to $1.7 billion in the second quarter of 2013 compared to the second quarter of 2012 with an 18% decrease in the phosphate segment partially offset by a 1% increase in the nitrogen segment. These results were impacted by lower average CFL selling prices in the second quarter of 2013 as compared to the second quarter of 2012 due to the CFL selling price modification. On an as adjusted basis, second quarter 2013 net sales approximated the second quarter of 2012.

          In the nitrogen segment, net sales increased by $21.1 million, or 1%, due primarily to a 2% increase in sales volume partially offset by a 1% decrease in average selling prices. The increase in sales volume was due primarily to cool and wet weather conditions that delayed this year's spring fertilizer application into the second quarter of 2013, in contrast to the first quarter of 2012 when abnormally warm weather resulted in an unusually early start to fertilizer application. The increase in nitrogen segment net sales also was impacted by lower average CFL selling prices in the second quarter of 2013 as compared to 2012 due to the CFL selling price modification. On an as adjusted basis, net sales in the nitrogen segment increased 3%.

          In the phosphate segment, net sales declined $41.8 million, or 18%, due to a 15% decrease in sales volume and a 3% decline in average selling prices. The decrease in volume and prices was due to a decline in demand in international markets, notably India and an increase in supply available in the Middle East and China.

  Cost of Sales

          Total cost of sales increased $157.4 million, or 23%, from the second quarter of 2012 to the second quarter of 2013. Total cost of sales per ton in our nitrogen segment averaged $188 per ton in the second quarter of 2013, a 30% increase over $145 per ton in the same quarter of 2012. The increase was due primarily to a 21% increase in realized natural gas costs and the impact of the change in the

CF INDUSTRIES HOLDINGS, INC.

  market-to-market adjustments related to natural gas derivatives, as the second quarter of 2013 included an $18.0 million pre-tax unrealized mark-to-market loss while the second quarter of 2012 included a $77.6 million pre-tax unrealized mark-to-market gain. Phosphate segment cost of sales averaged $408 per ton in the second quarter of 2013 compared to $367 per ton in the second quarter of the prior year. This 11% increase was due primarily to an increase in phosphate raw material costs.

  Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased $3.2 million to $44.5 million in the second quarter of 2013 from $41.3 million in the same quarter of 2012 due primarily to higher corporate office costs including professional service fees for certain corporate initiatives and projects and higher franchise taxes in certain jurisdictions.

  Other Operating—Net

          Other operating—net was $3.5 million of income in the second quarter of 2013 compared to a $10.8 million net expense in the same quarter of 2012. The second quarter of 2013 included foreign exchange transaction gains and realized and unrealized net gains on foreign exchange derivatives, partially offset by losses on the disposal of property, plant and equipment and environmental remediation costs associated with a closed facility. The expense recorded in the second quarter of 2012 consisted primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, environmental remediation costs associated with a closed facility and foreign exchange costs.

  Equity in Earnings of Operating Affiliates

          Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $9.5 million in the second quarter of 2013 as compared to $13.8 million in the second quarter of 2012. The decrease was due primarily to lower earnings from PLNL due to lower shipments.

  Interest—Net

          Net interest expense was $31.3 million in the second quarter of 2013 compared to $45.3 million in the second quarter of 2012. The $14.0 million decrease was due primarily to $15.2 million of accelerated amortization expense incurred in the second quarter of 2012 when the 2010 Credit Agreement was terminated and higher capitalized interest in 2013 related to our capacity expansion projects. The impacts of these factors were partially offset by the interest expense on the $1.5 billion of senior notes CF Industries issued during the second quarter of 2013.

  Income Taxes

          Our income tax provision for the second quarter of 2013 was $282.9 million on pre-tax income of $802.7 million, or an effective tax rate of 35.2%, compared to an income tax provision of $309.2 million on pre-tax income of $960.3 million, or an effective rate of 32.2% in the prior year's second quarter. The increase in the effective tax rate in the second quarter of 2013 was due primarily to the impact arising from the modification of the CFL selling prices as described in Note 4 to our unaudited interim consolidated financial statements included in Part I of this report.

          The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional

CF INDUSTRIES HOLDINGS, INC.

  information on income taxes see Note 11 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K or Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

  Equity in Earnings (Losses) of Non-Operating Affiliates—Net of Taxes

          Equity in earnings (losses) of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $28.9 million decrease in the second quarter of 2013 compared to the second quarter of 2012 was due primarily to lower earnings at GrowHow due to higher gas costs, the impact of an extended turnaround and an $11.1 million insurance settlement received in 2012 related to a fire.

  Net Earnings Attributable to the Noncontrolling Interest

          Net earnings attributable to the noncontrolling interest for the second quarter of 2013 include the interest of the 34% holder of CFL's common and preferred shares for the month of April and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP for the entire quarter. On April 30, 2013 we purchased all of the noncontrolling interests of CFL. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

  Diluted Net Earnings Per Share Attributable to Common Stockholders

          Diluted net earnings per share attributable to common stockholders decreased to $8.38 in the second quarter of 2013 from $9.31 in the second quarter of 2012 due to a decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of shares outstanding due to our share repurchase programs. We repurchased 2.6 million shares in the second quarter of 2013, representing 4.1% of the shares outstanding at December 31, 2012.

  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

  Consolidated Operating Results

          Our total gross margin decreased $214.8 million, or 12%, to $1.5 billion in the six months ended June 30, 2013 from $1.8 billion for the comparable period of 2012 due to decreases in gross margin in both the nitrogen and phosphate segments. The gross margin was impacted by lower average CFL selling prices in the first six months of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin decreased 9% from the prior year's comparable period.

          In the nitrogen segment, the gross margin decreased by $160.2 million, or 10%, to $1.5 billion as compared to $1.7 billion in the first six months of 2012 due to a 2% decline in sales volume, an 11% increase in realized natural gas costs and a $17.3 million decline in unrealized mark-to-market gains on natural gas derivatives in the current six months as compared to the same period of 2012. The nitrogen segment 2013 gross margin was also impacted by lower average CFL selling prices in the first six months of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin for the nitrogen segment decreased 6%.

          In the phosphate segment, gross margin decreased by $54.6 million, or 55%, to $45.5 million in the first six months of 2013 from $100.1 million in the same period in 2012, due primarily to a 9% increase in cost of sales per ton as a result of higher raw material costs, a 3% decline in average selling prices and a 9% decline in volume.

CF INDUSTRIES HOLDINGS, INC.

        Net earnings attributable to common stockholders of $904.7 million for the first six months of 2013 included a $4.4 million pre-tax unrealized mark-to-market gain ($2.8 million after tax) on natural gas derivatives, a $7.8 million ($4.9 million after tax) realized and unrealized net loss on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain Pre-IPO NOLs. Net earnings in the first six months of 2012 of $974.7 million include a $21.7 million pre-tax unrealized mark-to-market gain ($13.5 million after tax) and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees associated with the termination of the 2010 Credit Agreement which was replaced with the 2012 Credit Agreement.

Net Sales

        Net sales decreased 6% to $3.1 billion in the first six months of 2013 compared to $3.3 billion in the comparable period of 2012 with decreases in both the nitrogen and phosphate segments. These results were impacted by lower average CFL selling prices in the first six months of 2013 as compared to the first six months of 2012 due to the CFL selling price modification. On an as adjusted basis, net sales decreased 5%.

        In the nitrogen segment, net sales decreased by $153.0 million, or 6%, due primarily to a 4% decrease in average selling prices, including a 19% decrease in the average granular urea price, and a 2% decrease in total segment volume. The decline in sales volume was due primarily to less direct application ammonia sales due to a cool, wet spring season, partially offset by an increase in UAN sales volume. The decrease in nitrogen segment net sales was impacted by lower average CFL selling prices in the first six months of 2013 as compared to 2012 due to the CFL selling price modification. On an as adjusted basis, net sales in the nitrogen segment decreased 3%.

        In the phosphate segment, net sales declined $58.8 million, or 12%, due to a 9% decrease in volume due to lower export volume as a result of weakness in the international markets, and a 3% decline in average selling prices.

Cost of Sales

        Total cost of sales in the first six months of 2013 approximated the amount in the first six months of 2012. Total cost of sales per ton in our nitrogen segment averaged $171 per ton in the first half of 2013 compared to $166 per ton in the comparable period of 2012. This 3% increase was due primarily to a $4.4 million unrealized net mark-to-market gain on natural gas derivatives in the current year compared to $21.7 million unrealized net mark-to-market gain in the prior year. Phosphate segment cost of sales averaged $418 per ton in the first six months of 2013 compared to $384 per ton in the prior year. This 9% increase was due primarily to higher raw material costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $13.7 million to $88.8 million in the first six months of 2013 from $75.1 million in the comparable period of 2012 due primarily to higher corporate office costs, including costs associated with certain information technology development activities, the implementation and incremental amortization of the costs of a new enterprise resource planning (ERP) system, higher franchise taxes and costs associated with our capacity expansion projects.

Other Operating—Net

        Other operating—net expense of $11.1 million in the first six months of 2013 was $22.0 million lower than the $33.1 million in the comparable period of 2012. The expense recorded in the current period included realized and unrealized losses on foreign exchange derivatives and losses on disposals

CF INDUSTRIES HOLDINGS, INC.

of property, plant and equipment, partially offset by a net gain on foreign exchange transactions. The expense recorded in the first six months of 2012 consisted primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, foreign exchange costs, environmental remediation costs associated with a closed facility and losses on the disposal of property, plant and equipment.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $21.1 million in the first six months of 2013 as compared to $29.3 million in the comparable period of 2012. The decrease was due primarily to lower earnings from PLNL due to lower shipments and production.

Interest—Net

        Net interest expense was $68.3 million in the first six months of 2013 compared to $75.8 million in the first six months of 2012. The $7.5 million decrease in net expense was due primarily to the recognition in 2012 of $15.2 million of accelerated amortization of deferred fees on the 2010 Credit Agreement that was terminated in May 2012 and a higher portion of interest being capitalized in 2013 because of our capacity expansion projects.

Other Non-Operating—Net

        Other non-operating—net was a net expense of $54.4 million in the first half of 2013 compared to income of $0.7 million in the first half of 2012. The expense recognized in the first six months of 2013 includes a $55.2 million expense accrual for amounts owed to our pre-IPO owners under the amended NOL agreement resulting from the settlement reached with the IRS during the first quarter of 2013. See the section titled Items Affecting Comparability of Results above and the discussion of Income Taxes below for further information.

Income Taxes

        Our income tax provision for the first six months of 2013 was $390.3 million on pre-tax income of $1.3 billion, or an effective tax rate of 29.2%, compared to an income tax provision of $516.0 million on pre-tax income of $1.6 billion and an effective rate of 32.2% in the prior year. The decline in the effective tax rate in the first six months of 2013 was due primarily to the effects of our settlement with the IRS in the first quarter which enabled us to recognize a $75.8 million tax benefit related to the utilization of our pre-IPO NOLs, partially offset by the impact arising from the modification of CFL selling prices as described in Note 4 to our unaudited interim consolidated financial statements included in Part I of this report. The $75.8 million tax benefit is partially offset by a $55.2 million expense recorded in Other non-operating net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. The effective tax rate for the first six months of 2013 excluding the $75.8 million discrete tax benefit related to these NOLs and the $55.2 million amount payable to our pre-IPO owners was 33.4%. See further discussion of the utilization of the pre-IPO NOLs in the section titled Items Affecting Comparability of Results earlier in this Management, Discussion and Analysis and Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

        The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional

CF INDUSTRIES HOLDINGS, INC.

information on income taxes, see Note 11 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K or Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings (Losses) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (losses) of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $25.9 million decrease in the first six months of 2013 compared to the first six months of 2012 was due primarily to lower earnings from GrowHow reflecting higher gas costs and lower sales due to reduced demand in the United Kingdom market, in addition to an $11.1 million insurance settlement that was received in 2012.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest for the first six months of 2013 includes the interest of the 34% holder of CFL's common and preferred shares for the first four months of 2013 and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP for the entire period. On April 30, 2013 we purchased the noncontrolling interests of CFL which is the primary reason for the $92.5 million decrease in the noncontrolling interest expense. For additional information on the CFL selling price modification, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased to $14.80 in the first six months of 2013 from $14.81 in the first six months of 2012 due to a decrease in net earnings attributable to common stockholders partially offset by a decrease in the weighted average number of shares outstanding due to our share repurchase programs. We repurchased 5.1 million shares in the first half of 2013, representing 8.1% of the shares outstanding at December 31, 2012.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales(1)	$1,525.2	$1,504.1	$21.1	1%	$2,622.8	$2,775.8	$(153.0)	(6)%
Cost of sales	678.0	511.2	166.8	33%	1,128.0	1,120.8	7.2	1%

Gross margin(1)	$847.2	$992.9	$(145.7)	(15)%	$1,494.8	$1,655.0	$(160.2)	(10)%
Gross margin percentage(1)	55.5%	66.0%			57.0%	59.6%
Tons of product sold (000s)	3,608	3,532	76	2%	6,604	6,733	(129)	(2)%
Sales volume by product (000s)
Ammonia	833	793	40	5%	1,167	1,465	(298)	(20)%
Granular urea	704	694	10	1%	1,347	1,452	(105)	(7)%
UAN	1,631	1,627	4	0%	3,267	3,028	239	8%
AN	234	249	(15)	(6)%	442	496	(54)	(11)%
Other nitrogen products	206	169	37	22%	381	292	89	30%
Average selling price per ton by product
Ammonia(1)	$704	$635	$69	11%	$674	$618	$56	9%
Granular urea(1)	385	522	(137)	(26)%	397	490	(93)	(19)%
UAN	341	324	17	5%	335	314	21	7%
AN	280	257	23	9%	272	258	14	5%
Cost of natural gas (per MMBtu)(2)	$3.79	$3.13	$0.66	21%	$3.67	$3.31	$0.36	11%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.02	$2.27	$1.75	77%	$3.75	$2.37	$1.38	58%
Depreciation and amortization	$85.1	$84.4	$0.7	1%	$167.3	$166.9	$0.4	0%
Capital expenditures	$224.0	$72.8	$151.2	208%	$359.5	$108.9	$250.6	230%
Production volume by product (000s)
Ammonia(3)	1,659	1,719	(60)	(3)%	3,485	3,554	(69)	(2)%
Granular urea	594	656	(62)	(9)%	1,238	1,361	(123)	(9)%
UAN (32%)	1,562	1,484	78	5%	3,235	2,957	278	9%
AN	216	241	(25)	(10)%	443	483	(40)	(8)%

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market- based pricing in the prior periods. In April 2013, CF Industries purchased the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries. These items impact the comparability of certain amounts between the second quarter of 2013 and the second quarter of 2012, and between the first half of 2013 and the first half of 2012. To provide comparable information for 2013 and the first half of 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents certain financial information for the prior year comparable periods as if the current year CFL pricing calculation methodology had been used in the comparable 2012 periods.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of the Management Discussion and Analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior periods. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between the second quarter of 2013 and the second quarter of 2012 and the first half of 2013 and the first half of 2012. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

CF INDUSTRIES HOLDINGS, INC.

        The table below adjusts prior year nitrogen segment data for the impact of the change in CFL pricing calculation methodology to be comparable to current year results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales
As reported	$1,525.2	$1,504.1	$21.1	1%	$2,622.8	$2,775.8	$(153.0)	(6)%
Impact of selling price adjustment	—	(18.2)	18.2		—	(57.9)	57.9

As adjusted	$1,525.2	$1,485.9	$39.3	3%	$2,622.8	$2,717.9	$(95.1)	(3)%

Gross margin
As reported	$847.2	$992.9	$(145.7)	(15)%	$1,494.8	$1,655.0	$(160.2)	(10)%
Impact of selling price adjustment	—	(18.2)	18.2		—	(57.9)	57.9

As adjusted	$847.2	$974.7	$(127.5)	(13)%	$1,494.8	$1,597.1	$(102.3)	(6)%

Gross margin percentage
As reported	55.5%	66.0%			57.0%	59.6%
Impact of selling price adjustment	—	(0.4)			—	(0.8)

As adjusted	55.5%	65.6%			57.0%	58.8%

Average selling price per ton by product
Ammonia
As reported	$704	$635	$69	11%	$674	$618	$56	9%
Impact of selling price adjustment	—	(11)	11		—	(20)	20

As adjusted	$704	$624	$80	13%	$674	$598	$76	13%

Granular urea
As reported	$385	$522	$(137)	(26)%	$397	$490	$(93)	(19)%
Impact of selling price adjustment	—	(15)	15		—	(20)	20

As adjusted	$385	$507	$(122)	(24)%	$397	$470	$(73)	(16)%

Second Quarter of 2013 Compared to Second Quarter of 2012

        Net Sales.    Net sales in the nitrogen segment increased $21.1 million, or 1%, in the second quarter of 2013 from the second quarter of 2012 due primarily to a 2% increase in sales volume partially offset by a 1% decrease in average selling prices (primarily granular urea). The net sales in the second quarter of 2013 were impacted by lower average CFL selling prices as compared to the adjusted net sales in the second quarter of 2012 due to the CFL selling price modification described earlier. On an as adjusted basis, net sales in the nitrogen segment increased 3%. Average nitrogen fertilizer selling prices decreased to $423 per ton in the second quarter of 2013 from $426 per ton in the second quarter of 2012 as a 26% decline in urea prices was partially offset by price increases of 11% for ammonia, 9% for AN and 5% for UAN as compared to the year ago period. The decline in average urea selling prices versus the prior year was primarily due to global delays in fertilizer application and an

CF INDUSTRIES HOLDINGS, INC.

expectation of higher Chinese exports. UAN prices increased due to strong U.S. demand as a result of a high level of planted corn acreage in 2013, a strong order book and customers switching from ammonia to UAN as a result of the delayed start to the planting season. The 2% increase in nitrogen segment sales volume in the second quarter of 2013 compared to the second quarter of 2012 was due primarily to a 5% increase in ammonia volume shipped in the second quarter of 2013. The 2013 planting and fertilizer application season was impacted by cool wet weather which delayed field activity into the second quarter of 2013. By contrast, field work began in the first quarter of 2012 due to more favorable weather conditions at the time.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged $188 per ton in the second quarter of 2013 compared to $145 per ton in the second quarter of 2012. This 30% increase was due primarily to a 21% increase in the realized cost of natural gas and an $18.0 million unrealized net mark-to-market loss on natural gas derivatives in the current quarter compared to a $77.6 million unrealized net gain in the prior year.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

        Net Sales.    Nitrogen segment net sales decreased $153.0 million, or 6%, to $2.6 billion in the six months ended June 30, 2013 compared to $2.8 billion in the same period of last year, due to 4% lower average selling prices and a 2% decrease in sales volume. The net sales in the first six months of 2013 were impacted by lower average CFL selling prices as compared to the adjusted sales in the first six months of 2012 due to the CFL selling price modifications described earlier. On an as adjusted basis, net sales in the nitrogen segment declined 3%. Average nitrogen fertilizer selling prices decreased to $397 per ton in the first six months of 2013 from $412 per ton in the first six months of 2012, with a 19% decline in urea prices partially offset by price increases of 9% for ammonia, 7% for UAN and 5% for AN as compared to the year ago period. The decline in the average urea price was primarily due to the expectation of a significant level of international supply. The higher average ammonia and UAN prices resulted from a strong order book at the beginning of 2013.

        Cost of Sales.    Total cost of sales in the nitrogen segment averaged approximately $171 per ton in the six months ended June 30, 2013 compared to $166 per ton in the same period of 2012. The increase is due primarily to an 11% increase in the realized cost of natural gas and a $4.4 million net unrealized mark-to-market gain on natural gas derivatives in the first six months of 2013 compared to a net unrealized mark-to-market gain of $21.7 million in the 2012 period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended June 30				Six Months Ended June 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales	$189.7	$231.5	$(41.8)	(18)%	$428.6	$487.4	$(58.8)	(12)%
Cost of sales	171.7	181.1	(9.4)	(5)%	383.1	387.3	(4.2)	(1)%

Gross margin	$18.0	$50.4	$(32.4)	(64)%	$45.5	$100.1	$(54.6)	(55)%
Gross margin percentage	9.5%	21.8%			10.6%	20.5%
Tons of product sold (000s)	421	493	(72)	(15)%	916	1,009	(93)	(9)%
Sales volume by product (000s)
DAP	308	368	(60)	(16)%	720	792	(72)	(9)%
MAP	113	125	(12)	(10)%	196	217	(21)	(10)%
Domestic vs. export sales (000s)
Domestic	179	202	(23)	(11)%	561	527	34	6%
Export	242	291	(49)	(17)%	355	482	(127)	(26)%
Average selling price per ton by product
DAP	$447	$472	$(25)	(5)%	$464	$483	$(19)	(4)%
MAP	459	464	(5)	(1)%	480	482	(2)	(0)%
Depreciation, depletion and amortization	$11.5	$9.1	$2.4	26%	$26.9	$22.5	$4.4	20%
Capital expenditures	$25.7	$13.3	$12.4	93%	$40.3	$35.0	$5.3	15%
Production volume by product (000s)
Phosphate rock	940	809	131	16%	1,790	1,747	43	2%
Sulfuric acid	634	653	(19)	(3)%	1,284	1,236	48	4%
Phosphoric acid as P2O5(1)	239	254	(15)	(6)%	477	480	(3)	(1)%
DAP/MAP	483	514	(31)	(6)%	958	964	(6)	(1)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2013 Compared to Second Quarter of 2012

        Net Sales.    Phosphate segment net sales decreased $41.8 million, or 18%, to $189.7 million in the second quarter of 2013 compared to $231.5 million in the same period in 2012 due to a 15% decline in sales volume and a 3% decline in average selling prices. The average DAP price was down 5% from $472 to $447 due to higher global production which has increased supply of phosphate products on the global market and lower demand, notably from India. Phosphate segment volume of 421,000 tons in the second quarter of 2013 was 15% lower than in the second quarter of 2012 due primarily to reduced export sales due to lower international demand compared to the high level in the second quarter of 2012 and the timing of shipments.

        Cost of Sales.    The average phosphate segment cost of sales of $408 per ton in the second quarter of 2013 was 11% higher than the $367 per ton in the prior year due to increases in raw material costs, primarily ammonia.

CF INDUSTRIES HOLDINGS, INC.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

        Net Sales.    Phosphate segment net sales decreased $58.8 million to $428.6 million in the first six months of 2013 compared to $487.4 million in the first six months of 2012 due to a 3% decline in the average selling price and a 9% decline in volumes. Prices for the six months ended June 30, 2013 declined compared to the prior year reflecting higher global supply and lower global demand. Our total volume of phosphate fertilizer sales of 916,000 tons in the first six months of 2013 was 9% lower than in the same period of 2012 due primarily to lower international demand.

        Cost of Sales.    Average phosphate segment cost of sales of $418 per ton in the first six months of 2013 was 9% above the $384 per ton in the prior year period due to increases in raw material costs, primarily ammonia.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $1.9 billion and $2.3 billion as of June 30, 2013 and December 31, 2012, respectively.

Share Repurchase Programs

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. In the second quarter of 2013, we repurchased 2.6 million shares for $474.2 million, of which $65.9 million was accrued but unpaid at June 30, 2013. Repurchases in the first six months of 2013 totaled 5.1 million shares for $981.5 million. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. In May 2013, we retired the 3.8 million shares of stock repurchased through April 30, 2013.

Major Capital Expansion Projects and Restricted Cash

        In November 2012, we announced that our Board of Directors had authorized expenditures of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and securities, cash generated from operations and borrowings. Total capitalized expenditures on these projects through June 30, 2013 have been $302.3 million, including $181.5 million during the first six months of 2013.

CF INDUSTRIES HOLDINGS, INC.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Uhde (Uhde) for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the engineering and procurement services contract, we are required to grant Uhde a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs and is projected to reach approximately $500 million at certain points in time during construction. At June 30, 2013 there was $74.2 million held in this account. At December 31, 2012, there was no cash held in this account. This restricted cash is not included in our cash and cash equivalents and is reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $402.5 million in the first six months of 2013 as compared to $157.8 million in the first six months of 2012. The increase in capital expenditures is primarily the result of the $181.5 million spent on the two major capacity expansion projects discussed above.

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

Acquisitions of the Noncontrolling Interests in Canadian Fertilizers Limited

        In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; the recognition of a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly owned subsidiary and we are entitled to purchase 100% of CFL's ammonia and granular urea production. For additional information, see Note 4 to our unaudited interim consolidated financial statements included in Part 1 of this report.

Debt

        At June 30, 2013 and December 31, 2012, we had $3.1 billion and $1.6 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2043 as follows:

Senior Notes due 2018 and 2020

        On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Notes). Interest is paid semiannually on May 1 and November 1 and the 2018/2020

CF INDUSTRIES HOLDINGS, INC.

Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

        Under the supplemental indentures governing the 2018/2020 Notes, the 2018/2020 Notes are to be guaranteed by CF Holdings. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the 2018/2020 Notes.

Senior Notes due 2023 and 2043

        On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Notes). Interest is paid semiannually on June 1 and December 1 and the 2023/2043 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds of approximately $1.48 billion from the issuance and sale of the 2023/2043 Notes, after deducting underwriting discounts and offering expenses.

        Under the supplemental indentures governing the 2023/2043 Notes, the 2023/2043 Notes are guaranteed by CF Holdings. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the 2023/2043 Notes, provided that such requirement will no longer apply following the repayment of both issues of the 2018/2020 Notes or the subsidiaries of ours, other than CF Industries, otherwise become no longer subject to such a requirement to guarantee the 2018/2020 Notes.

Credit Agreement

        On April 22, 2013, we amended and restated the CF Holdings credit agreement increasing the revolving credit facility from $500 million to $1.0 billion and extending the maturity from May 1, 2017 to May 1, 2018. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of June 30, 2013, $995.1 million was available for borrowing under our Credit Agreement, net of $4.9 million of outstanding letters of credit and there were no outstanding borrowings.

        Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of June 30, 2013, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of June 30, 2013 and December 31, 2012, we had $67.7 million and $380.7 million, respectively, in customer advances on our consolidated balance sheets.

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

        As of June 30, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $2.2 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2013, we had open natural gas derivative contracts for 36.7 million MMBtus and the notional amount of our open foreign currency derivatives was $765.0 million. At both June 30, 2013 and December 31, 2012, we had no cash

CF INDUSTRIES HOLDINGS, INC.

collateral on deposit with counterparties for derivative contracts. In July 2013, we entered into fixed price gas swaps covering 90 percent of planned production for August through November of 2013 at an average price of $3.67 per MMBtu.

Other Liquidity Requirements

        We are subject to federal, state and local laws and rules concerning surface and underground waters. Such rules evolve through various stages of proposal or development and the ultimate outcome of such rulemaking activities often cannot be predicted prior to enactment. At the present time, rules in the State of Florida are being developed to limit nutrient content in water discharges, including certain specific rules pertaining to water bodies near our Florida operations. Additional information regarding numeric nutrient criteria regulations in surface and ground water can be found in Note 18 to our unaudited interim consolidated financial statements included in Part 1 of this report. We are monitoring the evolution of these rules. Potential costs associated with compliance cannot be determined currently and we cannot reasonably estimate the impact on our financial position, results of operations or cash flows.

        We contributed $3.0 million to our pension plans in the six months ended June 30, 2013. We expect to contribute approximately $20.2 million to our pension plans over the remainder of 2013.

Cash Flows

Operating Activities

        Net cash generated from operating activities during the first six months of 2013 was $568.3 million as compared to $1.0 billion in the first six months of 2012. The $480.4 million decline in cash generated from operating activities was due to the combination of additional cash invested in net working capital and lower net earnings during the first six months of 2013 as compared to the first six month of 2012. During the first six months of 2013, $313.1 million more was invested in net working capital than in the first six months of 2012. The higher level of working capital reflects additional inventory, accounts receivable, income tax payments and a reduction in the level of customer advances. Net earnings in the first six months of 2013 were $162.5 million lower than in the first six months of 2012.

Investing Activities

        Net cash used in investing activities was $465.9 million in the first six months of 2013 compared to $136.8 million in the same period of 2012. Cash used in investing activities in 2013 included $402.5 million in capital expenditures and $74.2 million transferred to a restricted cash account in support of the capital expansion projects discussed above. The cash used in investing activities in the first half of 2012 was primarily for $157.8 million of capital expenditures.

Financing Activities

        Net cash used in financing activities was $429.8 million in the first six months of 2013 compared to $737.8 million in the same period of 2012. In May 2013, CF Industries issued senior notes and received proceeds of approximately $1.5 billion. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in CFL. We repurchased 5.1 million shares of our common stock in the first six months of 2013 for $915.6 million in cash, plus another $65.9 million of purchases accrued but unpaid at June 30, 2013. In the first six months of 2012, we repurchased 3.1 million shares of our common stock for $500.0 million. Dividends paid on common stock were $48.9 million and $52.3 million in the first six months of 2013 and 2012, respectively. We also distributed $45.8 million and $193.3 million to noncontrolling interests in the first six months of 2013 and 2012, respectively. The decrease in distributions to noncontrolling interests was due to the modification to CFL selling prices in the fourth quarter of 2012 impacting the payments made in 2013.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2013:

	2013	2014	2015	2016	2017	After 2017	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$3,100.0	$3,100.0
Interest payments on long-term debt(1)	90.2	177.6	177.6	177.6	177.6	1,259.9	2,060.5
Other Obligations
Operating leases	42.2	65.4	50.8	44.3	34.9	93.8	331.4
Equipment purchases and plant improvements	94.0	39.8	—	—	—	—	133.8
Major capital expansion projects(2)	172.8	266.5	51.6	—	—	—	490.9
Transportation(3)	46.6	31.6	25.6	20.0	16.0	126.3	266.1
Purchase obligations(4)(5)	293.3	327.3	205.3	170.5	167.4	126.7	1,290.5
Contributions to Pension Plans(6)	20.2	—	—	—	—	—	20.2
Net Operating Loss Settlement(7)	13.5	10.4	10.4	10.4	10.5	—	55.2

Total(8)	$772.8	$918.6	$521.3	$422.8	$406.4	$4,706.7	$7,748.6

(1)
Based on debt balances before discounts and offering expenses and interest rates as of June 30, 2013.

(2)
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

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2013 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at June 30, 2013. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at June 30, 2013 is $159.8 million with a total remaining commitment of $838.7 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2013. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

CF INDUSTRIES HOLDINGS, INC.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 9 to our unaudited interim consolidated financial statements for further discussion of this matter.

(8)
Excludes $92.8 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Subsequent Events

        In July 2013, we repurchased 0.7 million shares for $130.0 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012. Together with the 5.1 million shares repurchased during the first six months of 2013, these repurchases bring the total repurchased shares to date under this program to 5.8 million for an aggregate expenditure of $1.1 billion.

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

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first six months of 2013.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2012 Annual Report on Form 10-K, filed with the SEC on February 27, 2013. Such factors include, among others:

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

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use are primarily natural gas call options and fixed price swaps. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        As of June 30, 2013 and December 31, 2012, we had open derivative contracts for 36.7 million MMBtus and 58.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2013 would result in a favorable change in the fair value of these derivative positions of $9.4 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $0.5 million.

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

Interest Rate Fluctuations

        As of June 30, 2013, we had four series of senior notes totaling $3.1 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023 and June 1, 2043. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at June 30, 2013 was approximately $3.3 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2013, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, we entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At June 30, 2013, the notional amount of our open foreign currency forward contracts was approximately $765.0 million and the fair value was a net unrealized loss of $1.6 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $76.5 million.

CF INDUSTRIES HOLDINGS, INC.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)(3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/13 - 4/30/13	1,289,245	(1)	$188.30	3,809,332	$2,249,000
5/1/13 - 5/31/13	140,874	(1)(2)	190.78	3,947,297	2,223,000
6/1/13 - 6/30/13	1,127,377	(1)	181.92	5,074,674	2,018,000

Total	2,557,496		185.62

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program), as discussed in Note 16—Treasury Stock, in the notes to the unaudited financial statements included in Part 1.

(2)
Repurchases include shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

(3)
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

CF Industries Holdings, Inc.
Date: August 7, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: August 7, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CF Industries Holdings, Inc. effective as of May 14, 2013 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 16, 2013, File No. 001-32597)
3.3	Amended and Restated Bylaws of CF Industries Holdings, Inc., as amended through May 14, 2013
4.1
Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
4.2
First Supplemental Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 3.450% Senior Notes due 2023 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
4.3
Second Supplemental Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 4.950% Senior Notes due 2043 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
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
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements