Form 10-Q
period 2013-09-30
CF Industries Holdings, Inc.
filed 2013-11-05
CIK 1324404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        57,312,668 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net sales	$1,097.0	$1,359.4	$4,148.4	$4,622.6
Cost of sales	710.9	657.4	2,222.0	2,165.5

Gross margin	386.1	702.0	1,926.4	2,457.1

Selling, general and administrative expenses	32.2	36.5	121.0	111.6
Other operating—net	(20.3)	8.6	(9.2)	41.7

Total other operating costs and expenses	11.9	45.1	111.8	153.3
Equity in earnings of operating affiliates	11.2	10.2	32.3	39.5

Operating earnings	385.4	667.1	1,846.9	2,343.3
Interest expense	41.0	28.7	112.4	104.9
Interest income	(1.0)	(1.6)	(4.1)	(2.0)
Other non-operating—net	(0.3)	(0.2)	54.1	(0.9)

Earnings before income taxes and equity in earnings of non-operating affiliates	345.7	640.2	1,684.5	2,241.3
Income tax provision	109.0	206.0	499.3	722.0
Equity in earnings of non-operating affiliates—net of taxes	7.2	23.9	6.2	48.8

Net earnings	243.9	458.1	1,191.4	1,568.1
Less: Net earnings attributable to noncontrolling interest	9.8	54.8	52.6	190.1

Net earnings attributable to common stockholders	$234.1	$403.3	$1,138.8	$1,378.0

Net earnings per share attributable to common stockholders:
Basic	$4.09	$6.43	$19.12	$21.47

Diluted	$4.07	$6.35	$19.01	$21.19

Weighted average common shares outstanding:
Basic	57.3	62.8	59.6	64.2

Diluted	57.5	63.5	59.9	65.0

Dividends declared per common share	$0.40	$0.40	$1.20	$1.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Net earnings	$243.9	$458.1	$1,191.4	$1,568.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	39.5	27.8	(28.7)	48.4
Unrealized gain (loss) on hedging derivatives—net of taxes	3.9	—	(0.3)	—
Unrealized (loss) gain on securities—net of taxes	(0.3)	1.1	0.3	1.5
Defined benefit plans—net of taxes	(0.4)	9.3	5.0	12.5

	42.7	38.2	(23.7)	62.4

Comprehensive income	286.6	496.3	1,167.7	1,630.5
Less: Comprehensive income attributable to the noncontrolling interest	9.8	55.7	51.9	191.1

Comprehensive income attributable to common stockholders	$276.8	$440.6	$1,115.8	$1,439.4

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2013	December 31, 2012
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,286.2	$2,274.9
Restricted cash	111.4	—
Accounts receivable—net	186.9	217.4
Inventories—net	357.4	277.9
Prepaid income taxes	35.8	—
Deferred income taxes	44.1	9.5
Other	37.9	27.9

Total current assets	3,059.7	2,807.6
Property, plant and equipment, net of accummulated depreciation, depletion and amortization of $2,995.7 and $2,757.1, respectively	4,250.0	3,900.5
Asset retirement obligation funds	200.8	200.8
Investments in and advances to affiliates	931.8	935.6
Goodwill	2,064.5	2,064.5
Other assets	292.2	257.9

Total assets	$10,799.0	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$466.9	$366.5
Income taxes payable	3.6	187.1
Customer advances	433.3	380.7
Notes payable	—	5.0
Distributions payable to noncontrolling interest	—	5.3
Other	9.1	5.6

Total current liabilities	912.9	950.2

Long-term debt	3,098.0	1,600.0
Deferred income taxes	870.1	938.8
Other noncurrent liabilities	456.0	395.7
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2013—59,327,573 shares issued and 2012—62,961,628 shares issued	0.6	0.6
Paid-in capital	1,659.0	2,492.4
Retained earnings	3,880.6	3,461.1
Treasury stock—at cost, 2013—2,018,950 shares and 2012—10,940 shares	(361.7)	(2.3)
Accumulated other comprehensive loss	(72.6)	(49.6)

Total stockholders' equity	5,105.9	5,902.2
Noncontrolling interest	356.1	380.0

Total equity	5,462.0	6,282.2

Total liabilities and equity	$10,799.0	$10,166.9

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	1,378.0	—	1,378.0	190.1	1,568.1
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	47.4	47.4	1.0	48.4
Unrealized gain on securities—net of taxes	—	—	—	—	1.5	1.5	—	1.5
Defined benefit plans—net of taxes	—	—	—	—	12.5	12.5	—	12.5

Comprehensive income						1,439.4	191.1	1,630.5

Purchase of treasury stock	—	(500.0)	—	—		(500.0)	—	(500.0)
Acquistion of treasury stock under employee stock plans	—	(2.3)	—	—	—	(2.3)	—	(2.3)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)		—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	—	12.6	—	—	12.6	—	12.6
Stock-based compensation expense	—	—	8.0	—	—	8.0	—	8.0
Excess tax benefit from stock-based compensation	—	—	30.0	—	—	30.0	—	30.0
Cash dividends ($1.20 per share)	—	—	—	(77.4)		(77.4)	—	(77.4)
Declaration of distribution payable	—	—	—	—	—	—	(58.8)	(58.8)
Effect of exchange rates changes	—	—	—	—	—	—	2.6	2.6

Balance at September 30, 2012	$0.6	$(2.3)	$2,481.2	$3,015.7	$(37.9)	$5,457.3	$520.8	$5,978.1

Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	1,138.8	—	1,138.8	52.6	1,191.4
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(28.0)	(28.0)	(0.7)	(28.7)
Unrealized loss on hedging derivatives—net of taxes	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Unrealized gain on securities—net of taxes	—	—	—	—	0.3	0.3	—	0.3
Defined benefit plans—net of taxes	—	—	—	—	5.0	5.0	—	5.0

Comprehensive income						1,115.8	51.9	1,167.7

Acquisitions of noncontrolling interests in CFL	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Acquistion of treasury stock under employee stock plans	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Purchases of treasury stock	—	(1,111.5)	—	—	—	(1,111.5)	—	(1,111.5)
Retirement of treasury stock	—	750.1	(106.3)	(643.8)		—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	5.2	4.7	(3.6)	—	6.3	—	6.3
Stock-based compensation expense	—	—	9.3	—	—	9.3	—	9.3
Excess tax benefit from stock-based compensation	—	—	11.4	—	—	11.4	—	11.4
Cash dividends ($1.20 per share)	—	—	—	(71.9)		(71.9)	—	(71.9)
Declaration of distribution payable	—	—	—	—	—	—	(59.1)	(59.1)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1

Balance at September 30, 2013	$0.6	$(361.7)	$1,659.0	$3,880.6	$(72.6)	$5,105.9	$356.1	$5,462.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
	(in millions)
Operating Activities:
Net earnings	$1,191.4	$1,568.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	313.8	318.7
Deferred income taxes	35.8	32.8
Stock compensation expense	9.5	8.8
Excess tax benefit from stock-based compensation	(11.4)	(30.0)
Unrealized gain on derivatives	(4.0)	(61.5)
Loss on disposal of property, plant and equipment	5.0	4.0
Undistributed earnings of affiliates—net	(12.9)	(59.0)
Changes in:
Accounts receivable	44.6	(67.8)
Margin deposits	—	0.8
Inventories	(86.3)	3.2
Accrued income taxes	(232.7)	(200.1)
Accounts payable and accrued expenses	69.4	64.0
Customer advances—net	52.5	360.1
Other—net	54.6	12.2

Net cash provided by operating activities	1,429.3	1,954.3

Investing Activities:
Additions to property, plant and equipment	(632.9)	(261.4)
Proceeds from the sale of property, plant and equipment	11.1	11.6
Sales and maturities of short-term and auction rate securities	6.6	31.0
Deposits to restricted cash funds	(111.4)	—
Deposits to asset retirement obligation funds	—	(2.2)
Other—net	(4.3)	—

Net cash used in investing activities	(730.9)	(221.0)

Financing Activities:
Proceeds from long-term borrowings	1,498.0	—
Payments of long-term debt	—	(13.0)
Advances from unconsolidated affiliates	—	40.5
Financing fees	(14.5)	—
Dividends paid on common stock	(71.9)	(77.4)
Distributions to noncontrolling interests	(64.4)	(212.8)
Purchase of treasury stock	(1,111.5)	(500.0)
Acquisitions of noncontrolling interests in CFL	(918.7)	—
Issuances of common stock under employee stock plans	6.3	12.6
Excess tax benefit from stock-based compensation	11.4	30.0

Net cash used in financing activities	(665.3)	(720.1)

Effect of exchange rate changes on cash and cash equivalents	(21.8)	1.1

Increase in cash and cash equivalents	11.3	1,014.3
Cash and cash equivalents at beginning of period	2,274.9	1,207.0

Cash and cash equivalents at end of period	$2,286.2	$2,221.3

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

        On October 28, 2013, we announced that we had entered into a set of strategic agreements with The Mosaic Company (Mosaic) to sell our phosphate mining and manufacturing business and additional long-term supply agreements to provide ammonia to Mosaic. Further information regarding these agreements is contained in Note 21—Subsequent Events.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2012, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

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

4.     Noncontrolling Interests

Canadian Fertilizers Limited (CFL)

        CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada, which until April 30, 2013, supplied fertilizer products to CF Industries, Inc. (CF Industries) and Viterra Inc. (Viterra). The Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.

        Prior to April 30, 2013, CF Industries owned 49% of the voting common shares and 66% of the non-voting preferred shares of CFL and purchased 66% of the production of CFL. Also prior to April 30, 2013, Viterra, Inc. (Viterra) held 34% of the equity ownership of CFL, and had the right to

CF INDUSTRIES HOLDINGS, INC.

purchase up to the remaining 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. The remaining 17% of the voting common shares were owned by GROWMARK, Inc. and La Coop fédérée. CFL was a variable interest entity that was consolidated in the Company's financial statements.

        In 2012, the Company entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly owned subsidiary and we purchase 100% of CFL's ammonia and granular urea production.

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. Prior to the fourth quarter of 2012 an initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price of products purchased from CFL and the price based on production cost plus the agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by the Company on an interim basis.

        In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries to eliminate the requirement to pay to CFL the difference between the market price and the price based on production cost plus an agreed- upon margin. The effect of the selling price amendments to the product purchase agreements impacts the comparability of the Company's financial results. These changes impact the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest for the first four months of 2013, but do not impact the comparability of the Company's net earnings attributable to common stockholders or net cash flows for the same period.

        At September 30, 2013 and December 31, 2012, the net receivables due from Viterra related to the product purchases that were reflected on our consolidated balance sheets were zero and $2.0 million, respectively. The net earnings attributable to Viterra that are reported on the consolidated balance sheets in the line titled distributions payable to noncontrolling interest at September 30, 2013 and December 31, 2012 were zero and $5.3 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

        TNCLP makes cash distributions to the general and limited partners based on formulas defined within its Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the general partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital impact available cash, as increases in the amount of cash invested in working capital items (such as accounts receivable or inventory) reduce available cash, while declines in the amount of cash invested in working capital increase available cash. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In each of the applicable quarters of 2013 and 2012, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2013 and 2012, were $158.3 million and $172.3 million, respectively.

        At September 30, 2013, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Nine months ended September 30,
	2013			2012
	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9
Earnings attributable to noncontrolling interest	2.3	50.3	52.6	137.6	52.5	190.1
Declaration of distributions payable	(2.3)	(56.8)	(59.1)	—	(58.8)	(58.8)
Acquistions of noncontrolling interests in CFL	(16.8)	—	(16.8)	—	—	—
Effect of exchange rate changes	(0.6)	—	(0.6)	3.6	—	3.6

Ending balance	$—	$356.1	$356.1	$157.9	$362.9	$520.8

Distributions payable to noncontrolling interest:
Beginning balance	$5.3	$—	$5.3	$149.7	$—	$149.7
Declaration of distributions payable	2.3	56.8	59.1	—	58.8	58.8
Distributions to noncontrolling interest	(7.5)	(56.8)	(64.3)	(154.0)	(58.8)	(212.8)
Effect of exchange rate changes	(0.1)	—	(0.1)	4.3	—	4.3

Ending balance	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	September 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$79.8	$—	$—	$79.8
U.S. and Canadian government obligations	2,157.1	—	—	2,157.1
Other debt securities	49.3	—	—	49.3

Total cash and cash equivalents	$2,286.2	$—	$—	$2,286.2
Restricted cash	111.4	—	—	111.4
Asset retirement obligation funds	200.8	—	—	200.8

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$106.0	$—	$—	$106.0
U.S. and Canadian government obligations	1,996.9	—	—	1,996.9
Other debt securities	172.0	—	—	172.0

Total cash and cash equivalents	$2,274.9	$—	$—	$2,274.9
Investments in auction rate securities	27.3	—	(1.3)	26.0
Asset retirement obligation funds	200.8	—	—	200.8
Nonqualified employee benefit trusts	21.2	0.8	—	22.0

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

CF INDUSTRIES HOLDINGS, INC.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at September 30, 2013 and December 31, 2012 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	September 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,286.2	$2,286.2	$—	$—
Restricted cash	111.4	111.4	—	—
Unrealized gains on derivative instruments	24.2	—	24.2	—
Asset retirement obligation funds	200.8	200.8	—	—

Total assets at fair value	$2,622.6	$2,598.4	$24.2	$—

Unrealized losses on derivative instruments	$9.0	$—	$9.0	$—

Total liabilities at fair value	$9.0	$—	$9.0	$—

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,274.9	$2,274.9	$—	$—
Unrealized gains on derivative instruments	17.3	—	17.3	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	26.0	—	—	26.0
Nonqualified employee benefit trusts	22.0	22.0	—	—

Total assets at fair value	$2,541.0	$2,497.7	$17.3	$26.0

Unrealized losses on derivative instruments	$5.6	$—	$5.6	$—

Total liabilities at fair value	$5.6	$—	$5.6	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At September 30, 2013 and December 31, 2012, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. At September 30, 2013, our ARS are not material to our consolidated balance sheet.

Nonqualified Employee Benefit Trusts

        We maintain trusts associated with certain deferred compensation related to nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the NAV of the investments. These trusts are included on our consolidated balance sheets in other assets. At September 30, 2013, our nonqualified employee benefit trusts are not material to our consolidated balance sheet.

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$234.1	$403.3	$1,138.8	$1,378.0

Basic earnings per common share:
Weighted average common shares outstanding	57.3	62.8	59.6	64.2

Net earnings attributable to common stockholders	$4.09	$6.43	$19.12	$21.47

Diluted earnings per common share:
Weighted average common shares outstanding	57.3	62.8	59.6	64.2
Dilutive common shares—stock options	0.2	0.7	0.3	0.8

Diluted weighted average shares outstanding	57.5	63.5	59.9	65.0

Net earnings attributable to common stockholders	$4.07	$6.35	$19.01	$21.19

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and nine months ended September 30, 2013 and 2012, anti-dilutive stock options were insignificant.

7.     Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our AROs are primarily associated with phosphogypsum stack systems and mine reclamation in Florida.

        The changes in our AROs from December 31, 2012 to September 30, 2013 are summarized below:

(in millions)
Obligation at December 31, 2012	$145.0
Accretion expense	7.8
Liabilities incurred	1.1
Expenditures	(3.6)
Changes in estimate	7.8

Obligation at September 30, 2013	$158.1

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

        The $7.8 million change in estimate in 2013 relates primarily to changes in mining and reclamation plans in the third quarter at our Hardee County, Florida phosphate rock mine. Of this amount, $7.5 million was recorded as an increase in property, plant and equipment and $0.3 million was charged to cost of sales.

        AROs are reported in accrued expenses and other noncurrent liabilities on our consolidated balance sheets, as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Current portion	$9.4	$12.3
Noncurrent portion	148.7	132.7

	$158.1	$145.0

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance obligations related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. These financial assurance obligations result from two requirements. The first is a 2010 consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). The second is State of Florida financial assurance regulations (Florida Financial Assurance) that apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We maintain a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheets, these are collectively referred to as "Asset retirement obligation funds" (ARO funds). The trust for the Plant City Consent Decree is fully funded, and we expect to fund the remaining approximately $4.0 million in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At both September 30, 2013 and December 31, 2012, the balance in the ARO funds was $200.8 million.

CF INDUSTRIES HOLDINGS, INC.

8.     Interest Expense

        Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest on borrowings	$43.8	$28.0	$106.8	$84.1
Fees on financing agreements	3.9	3.3	11.4	28.4
Interest on tax liabilities	0.5	—	12.2	1.0
Interest capitalized and other	(7.2)	(2.6)	(18.0)	(8.6)

	$41.0	$28.7	$112.4	$104.9

9.     Income Taxes

        Our income tax provision for the three months ended September 30, 2013 was $109.0 million on pre-tax income of $345.7 million, or an effective tax rate of 31.5%, compared to an income tax provision of $206.0 million, or an effective tax rate of 32.2% for the three months ended September 30, 2012. Our effective tax rate is lower for the three months ended September 30, 2013 primarily due to a change in the method of calculating percentage depletion for income tax purposes. This is partially offset by the tax impact arising from the acquisition of the noncontrolling interests in CFL.

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

        In March 2013, we entered into a Closing Agreement with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. In our consolidated statement of operations for the nine months ended September 30, 2013, the expense related to this liability is included in Other non-operating—net. On our consolidated balance sheet at September 30, 2013, $13.5 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $41.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years. In our consolidated statement of cash flows for the nine months ended September 30, 2013, these amounts are included in accounts payable and accrued expenses, and other-net, respectively.

CF INDUSTRIES HOLDINGS, INC.

        The tax effect of the IRS settlement noted above includes an $86.8 million reduction to our unrecognized tax benefits previously recorded for the disallowed refund claims based on utilization of the pre-IPO NOLs.

        Our effective tax rate may be affected if our unrecognized tax benefits of $75.3 million at September 30, 2013 were to be recognized in the future.

        For additional information concerning income taxes, see Note 11—Income Taxes in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

10.   Inventories—Net

        Inventories—net consist of the following:

	September 30, 2013	December 31 2012
	(in millions)
Fertilizer	$289.0	$212.2
Raw materials, spare parts and supplies	68.4	65.7

	$357.4	$277.9

11.   Equity Method Investments

        Equity method investments consist of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Operating equity method investments	$388.7	$394.2
Non-operating equity method investments	543.1	541.4

Investments in and advances to affiliates	$931.8	$935.6

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

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$76.1	$67.8	$247.7	$249.0

Net earnings	$24.4	$20.5	$80.3	$83.0

Equity in earnings of operating affiliates	$11.2	$10.2	$32.3	$39.5

	September 30, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$93.5	$93.9
Long-term assets	152.9	164.8

Total assets	$246.4	$258.7

Current liabilities	$36.8	$45.9
Long-term liabilities	26.0	26.0
Equity	183.6	186.8

Total liabilities and equity	$246.4	$258.7

        The total carrying value of these investments at September 30, 2013 was $388.7 million, which was $296.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 20 years and 10 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $35.3 million and $115.5 million for the three and nine months ended September 30, 2013, respectively, and $31.4 million and $113.5 million for the three and nine months ended September 30, 2012, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

        The combined results of operations and financial position of our non- operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Condensed statement of operations information:
Net sales	$640.9	$685.6	$1,947.5	$2,182.6

Net earnings	$20.9	$54.2	$31.2	$116.9

Equity in earnings of non-operating affiliates—net of taxes	$7.2	$23.9	$6.2	$48.8

	September 30, 2013	December 31, 2012
	(in millions)
Condensed balance sheet information:
Current assets	$523.1	$595.0
Long-term assets	314.0	293.4

Total assets	$837.1	$888.4

Current liabilities	$313.5	$385.6
Long-term liabilities	142.8	147.3
Equity	380.8	355.5

Total liabilities and equity	$837.1	$888.4

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At September 30, 2013 and December 31, 2012, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at September 30, 2013 was $530.7 million, which was $340.3 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 12 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At September 30, 2013, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $22.0 million.

CF INDUSTRIES HOLDINGS, INC.

12.   Plant Turnaround Costs

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Nine months ended September 30,
	2013	2012
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$82.1	$54.8
Additions	74.8	29.2
Depreciation	(30.0)	(22.1)
Effect of exchange rate changes	(0.1)	0.4

Ending balance	$126.8	$62.3

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

13.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at September 30, 2013 and December 31, 2012:

	Nitrogen	Phosphate	Total
	(in millions)
Balance by segment	$2,063.6	$0.9	$2,064.5

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At September 30, 2013			At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(9.7)	$40.3	$50.0	$(7.6)	$42.4
TerraCair Brand	10.0	(3.5)	6.5	10.0	(2.8)	7.2

Total intangible assets	$60.0	$(13.2)	$46.8	$60.0	$(10.4)	$49.6

        Amortization expense of our identifiable intangibles was $0.9 million for both the three months ended September 30, 2013 and 2012, respectively, and was $2.9 million for both the nine months ended September 30, 2013 and 2012, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Total estimated amortization expense for the remainder of 2013 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2013	$0.9
2014	3.8
2015	3.8
2016	3.8
2017	3.8
2018	3.8

$19.9

14.   Financing Agreements

        Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.3	—
4.950% due 2043	748.7	—

	$3,098.0	$1,600.0
Less: Current portion	—	—

Net long-term debt	$3,098.0	$1,600.0

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

CF INDUSTRIES HOLDINGS, INC.

subsidiary were to guarantee other debt of the Company or CF Industries in excess of $350 million. Currently, no such subsidiary guarantees any debt.

        At September 30, 2013, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

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

        The indentures governing the 2018/2020 Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes of control involving the Company or CF Industries, they also require CF Industries to offer to repurchase the 2018/2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

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

        At September 30, 2013, the carrying value of the 2018/2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.

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

CF INDUSTRIES HOLDINGS, INC.

issues of the 2018/2020 Notes or the subsidiaries of the Company, other than CF Industries, otherwise become no longer subject to such a requirement to guarantee the 2018/2020 Notes.

        At September 30, 2013, the carrying value of the 2023/2043 Notes was $1.5 billion and the fair value was approximately $1.4 billion.

15.   Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily fixed price swaps and call options traded in the over-the-counter (OTC) markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.

        As of September 30, 2013 and December 31, 2012, we had open natural gas derivative contracts for 66.7 million MMBtus and 58.9 million MMBtus, respectively. For the nine months ended September 30, 2013, we used derivatives to cover approximately 90% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, our Board of Directors authorized the expenditure of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the project costs are Euro-denominated. In order to manage our exposure to changes in the Euro to U.S. dollar currency exchange rates, we have hedged our projected Euro denominated payments through early 2015 using currency forward exchange contracts.

        At September 30, 2013, the notional amount of our open foreign currency derivatives was $727.8 million. Of this amount, $182.6 million, or approximately 25%, was designated as cash flow hedging instruments for accounting purposes while the remaining $545.2 million was not designated as hedging instruments for accounting purposes.

        No reclassification from AOCI to income occurred in the nine months ended September 30, 2013 or during 2012, and none is expected within the next twelve months. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capital expansion projects.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 is shown in the tables below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended September 30,			Three months ended September 30,
Derivatives designated as cash flow hedges	2013	2012	Location	2013	2012
	(in millions)			(in millions)
Foreign exchange contracts	$6.1	$—	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended September 30,
	Location	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$1.3	$—

	Gain (loss) recognized in income
		Three months ended September 30,
Derivatives not	Location	2013	2012
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(5.6)	$39.8
Foreign exchange contracts	Other operating—net	19.9	—

		$14.3	$39.8

	Gain (loss) in income
	Three months ended September 30,
All Derivatives	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$14.3	$39.8
Cash flow hedge ineffectiveness	1.3	—

Total unrealized gains (losses)	15.6	39.8
Realized gains (losses)	(7.4)	(31.7)

Net derivative gains (losses)	$8.2	$8.1

CF INDUSTRIES HOLDINGS, INC.

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Nine months ended September 30,			Nine months ended September 30,
Derivatives designated as cash flow hedges	2013	2012	Location	2013	2012
	(in millions)			(in millions)
Foreign exchange contracts	$(0.4)	$—	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Nine months ended September 30,
	Location	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$(0.8)	$—

	Gain (loss) recognized in income
		Nine months ended September 30,
Derivatives not	Location	2013	2012
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(1.2)	$61.5
Foreign exchange contracts	Other operating—net	12.0	—

		$10.8	$61.5

	Gain (loss) in income
	Nine months ended September 30,
All Derivatives	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$10.8	$61.5
Cash flow hedge ineffectiveness	(0.8)	—

Total unrealized gains (losses)	10.0	61.5
Realized gains (losses)	1.9	(134.1)

Net derivative gains (losses)	$11.9	$(72.6)

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$6.3	$4.2	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	0.7	4.8	Other noncurrent liabilities	—	—

		$7.0	$9.0		$—	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$13.3	$3.9	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	3.9	2.4	Other non current liabilities	—	—
Natural gas derivatives	Other current assets	—	2.0	Other current liabilities	9.0	5.5
Natural gas derivatives	Other noncurrent assets	—	—	Other non current liabilities	—	0.1

		$17.2	$8.3		$9.0	$5.6

Total derivatives		$24.2	$17.3		$9.0	$5.6

Current / Non-Current Totals
	Other current assets	$19.6	$10.1	Other current liabilities	$9.0	$5.5
	Other noncurrent assets	4.6	7.2	Other non current liabilities	—	0.1

Total derivatives		$24.2	$17.3		$9.0	$5.6

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

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. At September 30, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.8 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2013 and December 31, 2012, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities at September 30, 2013 and December 31, 2012.

		Gross amounts not offset in consolidated balance sheets
	Amounts presented in consolidated balance sheets(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2013
Total derivative assets	$24.2	$5.2	$—	$19.0
Total derivative liabilities	9.0	5.2	—	3.8

Net assets	$15.2	$—	$—	$15.2

December 31, 2012
Total derivative assets	$17.3	$4.6	$—	$12.7
Total derivative liabilities	5.5	4.6	—	0.9

Net assets	$11.8	$—	$—	$11.8

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was approximately $19.0 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

CF INDUSTRIES HOLDINGS, INC.

16.   Treasury Stock

        In the third quarter of 2012, our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases are determined by our management based on evaluation of market conditions, stock price, and other factors. In the first nine months of 2013, we repurchased 5.8 million shares for $1.1 billion, of which 3.8 million shares were retired in May 2013. To date under this program 5.8 million shares have been repurchased for an aggregate expenditure of $1.1 billion. At September 30, 2013, we held in treasury approximately 2.0 million shares of repurchased stock.

17.   Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive income (loss) (AOCI) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2011	$15.4	$(3.0)	$—	$(111.7)	$(99.3)
Unrealized gain	—	2.3	—	—	2.3
Gain arising during period	—	—	—	13.4	13.4
Reclassification to net earnings	—	(0.3)	—	8.7	8.4
Effect of exchange rate changes and deferred taxes	47.4	(0.5)	—	(9.6)	37.3

Balance at September 30, 2012	$62.8	$(1.5)	$—	$(99.2)	$(37.9)

Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain (loss)	—	1.3	(0.4)	—	0.9
Reclassification to net earnings	—	(0.4)	—	8.6	8.2
Effect of exchange rate changes and deferred taxes	(28.0)	(0.6)	0.1	(3.6)	(32.1)

Balance at September 30, 2013	$33.4	$(0.1)	$4.3	$(110.2)	$(72.6)

CF INDUSTRIES HOLDINGS, INC.

        Reclassifications out of AOCI during the nine months ended September 30, 2013 were as follows:

	Amount Reclassified from AOCI	Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$(0.4)	Interest income

Total before tax	(0.4)
Tax effect	0.1

Net of tax	$(0.3)

Defined Benefit Plans
Amortization of transition obligation	$— (1)
Amortization of prior service cost	0.2 (1)
Amortization of net loss	8.4 (1)

Total before tax	8.6
Tax effect	(3.0)

Net of tax	$5.6

Total reclassifications for the period	$5.3

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

Federal Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the Court upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious. The Court ordered the EPA to issue proposed or final numeric nutrient criteria for streams by May 21, 2012. Subsequently, the Court granted the EPA's motion to allow the EPA to propose numeric nutrient criteria for streams by November 30, 2012 and to finalize such criteria by August 31, 2013.

        In December 2011, the State of Florida proposed its own numeric nutrient criteria for surface waters. The nitrogen and phosphorous criteria in the proposed rule are substantially identical to the federal rule, but the state proposal includes biological verification as a component of the criteria and adopts existing nutrient Total Maximum Daily Loads (TMDL) as applicable numeric criteria. The impact of these modifications could be to provide more flexibility with respect to nitrogen and phosphorous limits in wastewater discharge permits so long as such discharges do not impair the biological health of receiving water bodies. Environmental groups filed a challenge to the proposed state rule, but the rule was upheld by an administrative law judge on June 8, 2012, and became final. An appeal of the administrative decision upholding the rule is now pending before a Florida appellate court.

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

        On June 27, 2013, the EPA approved new water quality standards submitted by the FDEP relating to the scope of coverage of the FDEP's numeric nutrient criteria for surface waters. On June 28, 2013, the EPA (i) issued a finding that Florida's narrative criteria were sufficient to protect those surface waters that the FDEP had determined were not to be covered by the state numeric criteria and (ii) based on this finding, filed a motion to modify the August 2009 consent decree to exclude these surface waters from EPA's obligations under the consent decree. The Court has not yet ruled on this motion.

CF INDUSTRIES HOLDINGS, INC.

        The 2009 consent decree also required the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. On November 30, 2012, the EPA proposed numeric nutrient criteria for Florida coastal and estuarine waters. Subsequently, on July 31, 2013, and August 1, 2013, the FDEP submitted to EPA new numeric nutrient water quality standards for those waters. On September 26, 2013, EPA approved Florida's new and revised nutrient water quality standards for estuaries and coastal waters and informed the Court that as a result, it was not required to finalize the federal criteria that it had proposed on November 30, 2012.

        Due to potential challenges to these developments, federal or state numeric nutrient water quality criteria for Florida waters could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

        In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1- hour standard through permanent and enforceable emissions reductions. EPA's approval of the Louisiana air program revision became effective on August 8, 2011. However, a recent decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with

CF INDUSTRIES HOLDINGS, INC.

compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on the Company's financial position, results of operations or cash flows.

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2013 and 2012 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2013
Net sales
Ammonia	$211.3	$—	$211.3
Granular urea	185.3	—	185.3
UAN	393.6	—	393.6
AN	46.4	—	46.4
DAP	—	154.3	154.3
MAP	—	66.4	66.4
Other	39.7	—	39.7

	876.3	220.7	1,097.0
Cost of sales	517.9	193.0	710.9

Gross margin	$358.4	$27.7	$386.1

Total other operating costs and expenses			11.9
Equity in earnings of operating affiliates			11.2

Operating earnings			$385.4

Three months ended September 30, 2012
Net sales
Ammonia	$259.1	$—	$259.1
Granular urea	262.7	—	262.7
UAN	474.4	—	474.4
AN	53.7	—	53.7
DAP	—	200.2	200.2
MAP	—	64.0	64.0
Other	45.3	—	45.3

	1,095.2	264.2	1,359.4
Cost of sales	456.6	200.8	657.4

Gross margin	$638.6	$63.4	$702.0

Total other operating costs and expenses			45.1
Equity in earnings of operating affiliates			10.2

Operating earnings			$667.1

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2013
Net sales
Ammonia	$998.5	$—	$998.5
Granular urea	720.0	—	720.0
UAN	1,487.6	—	1,487.6
AN	166.5	—	166.5
DAP	—	488.3	488.3
MAP	—	161.0	161.0
Other	126.5	—	126.5

	3,499.1	649.3	4,148.4
Cost of sales	1,645.9	576.1	2,222.0

Gross margin	$1,853.2	$73.2	$1,926.4

Total other operating costs and expenses			111.8
Equity in earnings of operating affiliates			32.3

Operating earnings			$1,846.9

Nine months ended September 30, 2012
Net sales
Ammonia	$1,164.3	$—	$1,164.3
Granular urea	973.9	—	973.9
UAN	1,425.8	—	1,425.8
AN	181.6	—	181.6
DAP	—	583.2	583.2
MAP	—	168.4	168.4
Other	125.4	—	125.4

	3,871.0	751.6	4,622.6
Cost of sales	1,577.4	588.1	2,165.5

Gross margin	$2,293.6	$163.5	$2,457.1

Total other operating costs and expenses			153.3
Equity in earnings of operating affiliates			39.5

Operating earnings			$2,343.3

        Total assets at September 30, 2013 and December 31, 2012, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
September 30, 2013	$6,471.5	$779.2	$3,548.3	$10,799.0
December 31, 2012	$5,991.5	$795.2	$3,380.2	$10,166.9

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

20.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 14, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the Securities and Exchange Commission on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the Credit Agreement, or any renewal, replacement or refinancing thereof. At September 30, 2013, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and nine months ended September 30, 2013 and 2012, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries at September 30, 2013 and December 31, 2012. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$281.1	$1,207.3	$(391.4)	$1,097.0
Cost of sales	—	268.8	833.4	(391.3)	710.9

Gross margin	—	12.3	373.9	(0.1)	386.1

Selling, general and administrative expenses	0.5	2.0	29.8	(0.1)	32.2
Other operating—net	—	(1.8)	(18.5)	—	(20.3)

Total other operating costs and expenses	0.5	0.2	11.3	(0.1)	11.9
Equity in earnings of operating affiliates	—	—	11.2	—	11.2

Operating earnings (loss)	(0.5)	12.1	373.8	—	385.4
Interest expense	—	44.7	(3.6)	(0.1)	41.0
Interest income	—	(0.1)	(1.0)	0.1	(1.0)
Net (earnings) of wholly-owned subsidiaries	(234.5)	(254.6)	—	489.1	—
Other non-operating—net	—	(0.2)	(0.1)	—	(0.3)

Earnings before income taxes and equity in losses of non-operating affiliates	234.0	222.3	378.5	(489.1)	345.7
Income tax provision (benefit)	(0.1)	(12.2)	121.3	—	109.0
Equity in losses of non-operating affiliates—net of taxes	—	—	7.2	—	7.2

Net earnings	234.1	234.5	264.4	(489.1)	243.9
Less: Net earnings attributable to noncontrolling interest	—	—	9.8	—	9.8

Net earnings attributable to common stockholders	$234.1	$234.5	$254.6	$(489.1)	$234.1

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$234.1	$234.5	$264.4	$(489.1)	$243.9
Other comprehensive income	42.7	42.7	42.7	(85.4)	42.7

Comprehensive income	276.8	277.2	307.1	(574.5)	286.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	9.8	—	9.8

Comprehensive income attributable to common stockholders	$276.8	$277.2	$297.3	$(574.5)	$276.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$885.8	$4,374.3	$(1,111.7)	$4,148.4
Cost of sales	—	691.3	2,638.3	(1,107.6)	2,222.0

Gross margin	—	194.5	1,736.0	(4.1)	1,926.4

Selling, general and administrative expenses	2.2	6.8	112.1	(0.1)	121.0
Other operating—net	—	7.5	(16.7)	—	(9.2)

Total other operating costs and expenses	2.2	14.3	95.4	(0.1)	111.8
Equity in earnings of operating affiliates	—	—	32.3	—	32.3

Operating earnings (loss)	(2.2)	180.2	1,672.9	(4.0)	1,846.9
Interest expense	—	110.2	3.2	(1.0)	112.4
Interest income	—	(0.7)	(4.4)	1.0	(4.1)
Net (earnings) of wholly-owned subsidiaries	(1,140.3)	(1,094.2)	—	2,234.5	—
Other non-operating—net	—	(0.2)	54.3	—	54.1

Earnings before income taxes and equity in losses of non-operating affiliates	1,138.1	1,165.1	1,619.8	(2,238.5)	1,684.5
Income tax provision (benefit)	(0.7)	24.7	475.3	—	499.3
Equity in losses of non-operating affiliates—net of taxes	—	(0.1)	6.3	—	6.2

Net earnings	1,138.8	1,140.3	1,150.8	(2,238.5)	1,191.4
Less: Net earnings attributable to noncontrolling interest	—	—	56.6	(4.0)	52.6

Net earnings attributable to common stockholders	$1,138.8	$1,140.3	$1,094.2	$(2,234.5)	$1,138.8

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,138.8	$1,140.3	$1,150.8	$(2,238.5)	$1,191.4
Other comprehensive income	(23.0)	(23.0)	(69.7)	92.0	(23.7)

Comprehensive income	1,115.8	1,117.3	1,081.1	(2,146.5)	1,167.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	56.6	(4.7)	51.9

Comprehensive income attributable to common stockholders	$1,115.8	$1,117.3	$1,024.5	$(2,141.8)	$1,115.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$766.8	$715.1	$(122.5)	$1,359.4
Cost of sales	—	372.6	320.5	(35.7)	657.4

Gross margin	—	394.2	394.6	(86.8)	702.0

Selling, general and administrative expenses	0.5	30.5	5.5	—	36.5
Other operating—net	—	5.4	3.2	—	8.6

Total other operating costs and expenses	0.5	35.9	8.7	—	45.1
Equity in earnings of operating affiliates	—	0.4	9.8	—	10.2

Operating earnings (loss)	(0.5)	358.7	395.7	(86.8)	667.1
Interest expense	—	27.1	2.2	(0.6)	28.7
Interest income	—	(0.4)	(1.8)	0.6	(1.6)
Net (earnings) of wholly-owned subsidiaries	(403.5)	(191.1)	—	594.6	—
Other non-operating—net	—	(0.1)	(0.1)	—	(0.2)

Earnings before income taxes and equity in earnings of non-operating affiliates	403.0	523.2	395.4	(681.4)	640.2
Income tax (benefit) provision	(0.3)	119.7	86.6	—	206.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	23.9	—	23.9

Net earnings	403.3	403.5	332.7	(681.4)	458.1
Less: Net earnings attributable to noncontrolling interest	—	—	141.6	(86.8)	54.8

Net earnings attributable to common stockholders	$403.3	$403.5	$191.1	$(594.6)	$403.3

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$403.3	$403.5	$332.7	$(681.4)	$458.1
Other comprehensive income	37.3	37.3	27.6	(64.0)	38.2

Comprehensive income	440.6	440.8	360.3	(745.4)	496.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	141.6	(85.9)	55.7

Comprehensive income attributable to common stockholders	$440.6	$440.8	$218.7	$(659.5)	$440.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$2,738.4	$2,271.1	$(386.9)	$4,622.6
Cost of sales	—	1,329.5	941.2	(105.2)	2,165.5

Gross margin	—	1,408.9	1,329.9	(281.7)	2,457.1

Selling, general and administrative expenses	2.0	92.2	17.4	—	111.6
Other operating—net	—	21.2	20.5	—	41.7

Total other operating costs and expenses	2.0	113.4	37.9	—	153.3
Equity in earnings of operating affiliates	—	1.5	38.0	—	39.5

Operating earnings (loss)	(2.0)	1,297.0	1,330.0	(281.7)	2,343.3
Interest expense	—	98.1	7.8	(1.0)	104.9
Interest income	—	(0.8)	(2.2)	1.0	(2.0)
Net (earnings) of wholly-owned subsidiaries	(1,379.3)	(604.1)	—	1,983.4	—
Other non-operating—net	—	0.1	(1.0)	—	(0.9)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,377.3	1,803.7	1,325.4	(2,265.1)	2,241.3
Income tax (benefit) provision	(0.7)	424.3	298.4	—	722.0
Equity in (loss) earnings of non-operating affiliates—net of taxes	—	(0.1)	48.9	—	48.8

Net earnings	1,378.0	1,379.3	1,075.9	(2,265.1)	1,568.1
Less: Net earnings attributable to noncontrolling interest	—	—	471.8	(281.7)	190.1

Net earnings attributable to common stockholders	$1,378.0	$1,379.3	$604.1	$(1,983.4)	$1,378.0

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,378.0	$1,379.3	$1,075.9	$(2,265.1)	$1,568.1
Other comprehensive income	61.3	61.3	48.4	(108.6)	62.4

Comprehensive income	1,439.3	1,440.6	1,124.3	(2,373.7)	1,630.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	471.8	(280.7)	191.1

Comprehensive income attributable to common stockholders	$1,439.3	$1,440.6	$652.5	$(2,093.0)	$1,439.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$72.1	$2,214.0	$—	$2,286.2
Restricted cash	—	—	111.4	—	111.4
Accounts and notes receivable—net	24.1	153.1	689.4	(679.7)	186.9
Inventories—net	—	66.6	290.8	—	357.4
Prepaid income taxes	0.8	—	61.0	(26.0)	35.8
Deferred income taxes	—	128.6	44.1	(128.6)	44.1
Other	—	0.7	37.2	—	37.9

Total current assets	25.0	421.1	3,447.9	(834.3)	3,059.7
Property, plant and equipment—net	—	452.0	3,798.0	—	4,250.0
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	4,894.5	7,851.0	931.6	(12,745.3)	931.8
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	75.7	216.5	—	292.2

Total assets	$5,490.2	$9,001.5	$10,459.3	$(14,152.0)	$10,799.0

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$384.4	$258.2	$504.0	$(679.7)	$466.9
Income taxes payable	—	29.6	—	(26.0)	3.6
Customer advances	—	—	433.3	—	433.3
Other	—	—	9.1	—	9.1

Total current liabilities	384.4	287.8	946.4	(705.7)	912.9

Long-term debt	—	3,098.0	—	—	3,098.0
Deferred income taxes	—	—	998.7	(128.6)	870.1
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	148.7	307.3	—	456.0
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,659.0	(12.8)	7,823.0	(7,810.2)	1,659.0
Retained earnings	3,880.5	4,979.9	82.9	(5,062.7)	3,880.6
Treasury stock	(361.7)	—	—	—	(361.7)
Accumulated other comprehensive income (loss)	(72.6)	(72.6)	(72.6)	145.2	(72.6)

Total stockholders' equity	5,105.8	4,894.5	7,850.8	(12,745.2)	5,105.9
Noncontrolling interest	—	—	356.1	—	356.1

Total equity	5,105.8	4,894.5	8,206.9	(12,745.2)	5,462.0

Total liabilities and equity	$5,490.2	$9,001.5	$10,459.3	$(14,152.0)	$10,799.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$1,834.1	$—	$2,274.9
Accounts and notes receivable-net	—	145.1	1,007.9	(935.6)	217.4
Income taxes receivable	—	642.1	—	(642.1)	—
Inventories—net	—	193.1	84.8	—	277.9
Deferred income taxes	—	9.5	—	—	9.5
Other	—	15.4	12.5	—	27.9

Total current assets	—	1,446.0	2,939.3	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	2,892.4	—	3,900.5
Deferred income taxes	—	50.7	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	935.2	(11,622.5)	935.6
Due from affiliates	570.7	—	1.8	(572.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	136.5	121.4	—	257.9

Total assets	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts and accrued expenses	$—	$222.6	$159.3	$(15.4)	$366.5
Income taxes payable	—	—	829.2	(642.1)	187.1
Customer advances	—	247.9	132.8	—	380.7
Notes payable	—	900.0	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	15.7	(10.4)	5.3
Other	—	4.5	1.1	—	5.6

Total current liabilities	—	1,375.0	1,152.7	(1,577.5)	950.2

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	989.5	(50.7)	938.8
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	255.4	140.3	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,492.3	739.8	4,493.6	(5,233.3)	2,492.4
Retained earnings	3,461.2	4,641.3	1,598.3	(6,239.7)	3,461.1
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	(2.9)	52.5	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,308.6	(11,640.1)	5,902.2
Noncontrolling interest	—	—	362.6	17.4	380.0

Total equity	5,902.2	5,331.5	6,671.2	(11,622.7)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,138.8	$1,140.3	$1,150.8	$(2,238.5)	$1,191.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	42.7	271.1	—	313.8
Deferred income taxes	—	(5.5)	41.3	—	35.8
Stock compensation expense	9.3	—	0.2	—	9.5
Excess tax benefit from stock-based compensation	(11.4)	—	—	—	(11.4)
Unrealized loss (gain) on derivatives	—	—	(4.0)	—	(4.0)
Loss (gain) on disposal of property, plant and equipment	—	—	5.0	—	5.0
Undistributed loss (earnings) of affiliates—net	(1,140.3)	(1,098.3)	(12.9)	2,238.6	(12.9)
Due to / from affiliates—net	11.3	—	(11.3)	—	—
Changes in:
Accounts and notes receivable—net	(27.3)	(77.2)	(92.5)	241.6	44.6
Margin deposits	—	—	—	—	—
Inventories -net	—	(7.2)	(79.1)	—	(86.3)
Accrued income taxes	(0.8)	24.1	(256.0)	—	(232.7)
Accounts and notes payable and accrued expenses	21.3	188.1	102.0	(242.0)	69.4
Customer advances	—	—	52.5	—	52.5
Other—net	—	5.2	49.1	0.3	54.6

Net cash provided by (used in) operating activities	0.9	212.2	1,216.2	—	1,429.3

Investing Activities:
Additions to property, plant and equipment	—	(48.1)	(584.8)	—	(632.9)
Proceeds from sale of property, plant and equipment	—	—	11.1	—	11.1
Sales and maturities of short-term and auction rate securities	—	6.6	—	—	6.6
Deposits to restricted cash funds	—	—	(111.4)	—	(111.4)
Other—net	—	—	(4.3)	—	(4.3)

Net cash provided by (used in) investing activities	—	(41.5)	(689.4)	—	(730.9)

Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Short-term Debt—net	363.0	(942.3)	579.3	—	—
Financing fees	—	(14.5)	—	—	(14.5)
Dividends paid on common stock	(71.9)	(801.9)	(71.9)	873.8	(71.9)
Dividends to / from affiliates	801.9	71.9	—	(873.8)	—
Distributions to/from noncontrolling interest	—	14.3	(78.7)	—	(64.4)
Purchase of treasury stock	(1,111.5)	—	—	—	(1,111.5)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Issuances of common stock under employee stock plans	6.3	—	—	—	6.3
Excess tax benefit from stock-based compensation	11.4	—	—	—	11.4

Net cash provided by (used in) financing activities	(0.8)	(539.4)	(125.1)	—	(665.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21.8)	—	(21.8)

Increase (decrease) in cash and cash equivalents	0.1	(368.7)	379.9	—	11.3
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$0.1	$72.1	$2,214.0	$—	$2,286.2

 CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,378.0	$1,379.3	$1,075.9	$(2,265.1)	$1,568.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	94.0	224.7	—	318.7
Deferred income taxes	—	20.7	12.1	—	32.8
Stock compensation expense	8.0	—	0.8	—	8.8
Excess tax benefit from stock-based compensation	(30.0)	—	—	—	(30.0)
Unrealized loss (gain) on derivatives	—	(52.3)	(9.2)	—	(61.5)
(Gain) loss on disposal of property, plant and equipment and non-core assets	—	1.3	2.7	—	4.0
Undistributed earnings of affiliates—net	(1,379.3)	(887.9)	(56.9)	2,265.1	(59.0)
Due to / from affiliates—net	480.7	(480.4)	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(35.5)	(634.1)	601.8	(67.8)
Margin deposits	—	0.8	—	—	0.8
Inventories -net	—	(14.4)	17.6	—	3.2
Accrued income taxes	—	(455.7)	255.6	—	(200.1)
Accounts and notes payable and accrued expenses	—	662.0	3.8	(601.8)	64.0
Customer advances	—	223.6	136.5	—	360.1
Other—net	—	(8.2)	20.4	—	12.2

Net cash provided by operating activities	457.4	447.3	1,049.6	—	1,954.3

Investing Activities:
Additions to property, plant and equipment	—	(149.4)	(112.0)	—	(261.4)
Proceeds from sale of property, plant and equipment and non-core assets	—	7.5	4.1	—	11.6
Sales and maturities of short-term and auction rate securities	—	31.0	—	—	31.0
Deposit to asset retirement funds	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	—	(113.1)	(107.9)	—	(221.0)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5	—	40.5
Dividends paid on common stock	(77.4)	—	—	—	(77.4)
Dividends to / from affiliates	77.4	(77.4)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(513.3)	—	(212.8)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	12.6	—	—	—	12.6
Excess tax benefit from stock-based compensation	30.0	—	—	—	30.0

Net cash (used in) provided by financing activities	(457.4)	223.1	(485.8)	—	(720.1)

Effect of exchange rate changes on cash and cash equivalents	—	(14.2)	15.3	—	1.1

Increase (decrease) in cash and cash equivalents	—	543.1	471.2	—	1,014.3
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$641.8	$1,579.5	$—	$2,221.3

 CF INDUSTRIES HOLDINGS, INC.

21.   Subsequent Events

        CF Industries announced on October 28th that it has entered into a set of strategic agreements with the Mosaic Company (Mosaic). The agreements include: a definitive agreement to sell the entirety of CF Industries' phosphate mining and manufacturing business to Mosaic for cash consideration of $1.4 billion, subject to adjustment; a long-term agreement under which the Company will supply Mosaic with between 600,000 and 800,000 tons of ammonia per year from its Donaldsonville, LA nitrogen complex beginning no later than 2017; and an agreement to provide ammonia to Mosaic from the Company's Point Lisas Nitrogen Ltd. (PLNL) joint venture beginning at the close of the phosphate business sale.

        The phosphate sale includes: the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic is assuming liabilities related to the phosphate business, including responsibility for closure, long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. CF Industries is also transferring to Mosaic the value of its asset retirement obligation trust and escrow funds totaling approximately $200 million.

        Under the long-term ammonia supply agreement, beginning no later than 2017 CF Industries will supply between 600,000 and 800,000 tons of ammonia per year for up to 15 years from its Donaldsonville nitrogen complex for Mosaic's use in phosphate production. The ammonia price will be based on the cost of natural gas delivered to Donaldsonville.

        Following the close of the sale of the phosphate business, CF Industries will sell ammonia produced by the Company's 50% owned PLNL ammonia production facility in the Republic of Trinidad and Tobago to Mosaic for use in phosphate production. Pricing under this supply agreement will be similar to that in the existing agreement under which the Company purchases ammonia from PLNL.

        The phosphate business sale transaction is subject to customary closing conditions and regulatory clearances, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act and approval from the applicable governmental agencies under CF's consent decree with respect to certain environmental matters related to the phosphate business. The sale is expected to close in 2014. The Donaldsonville ammonia agreement is not conditional on the phosphate sale transaction and will go into effect beginning no later than 2017. The Trinidad ammonia agreement is conditional on and goes into effect at the closing of the phosphate sale transaction.

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

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2013 Compared to Third Quarter of 2012

  •
  Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

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

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. An initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price of products purchased from CFL and the price based on production cost plus an agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by us on an interim basis. Until April 30, 2013 when CFL became a wholly owned subsidiary in our financial statements, net sales and accounts receivable attributable to CFL

CF INDUSTRIES HOLDINGS, INC.

were solely generated by transactions with Viterra, as all transactions with CF Industries were eliminated in consolidation in our financial statements.

        In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries which eliminated the requirement to pay to CFL the difference between the market price and the price based on production cost plus an agreed-upon margin. The following summarizes the selling prices in the product purchase agreements that impacted our results both before and after the effective date of the amendment.

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

        In order to provide comparable information for the periods presented, certain financial information is being provided for the prior year comparable periods adjusted as if the current year CFL pricing calculation methodologies had been used in the prior year comparable period. For example, in the nine months ended September 30, 2013, CFL's sales are included in our consolidated financial results as follows. For the period January 1, 2013 to April 30, 2013, CFL's sales to Viterra are reflected at cost plus an agreed upon margin. For the period May 1, 2013 to September 30, 2013, CFL was a wholly owned subsidiary and all sales of CFL production purchased by CF Industries are included at market prices.

        We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that the presentation in this report of non-GAAP financial measures of certain adjusted data and the period-to-period percentage changes in them, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. This includes net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea presented on an as adjusted basis as if all CFL sales to Viterra had been priced based on the modified pricing calculation methodology (production cost plus the agreed-upon margin) beginning January 1, 2012. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the third quarters and nine month periods operating performance and do not purport to represent what our actual consolidated results of operations would have been had the amendment to the CFL product purchase agreements been in effect beginning on January 1, 2012, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

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

        In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized and 73.1% would be payable to them.

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

  •
  NOL tax benefits of $75.8 million were recognized, which reduced income tax expense.

  •
  A charge of $55.2 million was recognized for the 73.1% portion of the NOL benefit that will be paid to the pre-IPO owners as the tax benefits are realized. The $55.2 million charge is recognized in the consolidated statement of operations in Other non-operating—net.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $234.1 million in the third quarter of 2013 compared to net earnings of $403.3 million in the same quarter of 2012. Our results for the third quarter of 2013 included $5.6 million of pre-tax unrealized mark-to-market losses ($3.5 million after tax) on natural gas derivatives and $22.1 million of realized and unrealized net gains ($13.9 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  During the third quarter of 2013, we experienced lower net sales and net earnings as compared to the prior year quarter due to weakness in the global fertilizer markets. The lower earnings were due primarily to lower selling prices for both nitrogen and phosphate fertilizers, lower sales volume for nitrogen fertilizers and higher natural gas costs as compared to the prior year. The global decline in nitrogen selling prices was attributable to a combination of decreased demand in international markets, primarily due to reduced purchases in India, and increased supply, primarily from higher exports by China. The decline in phosphate selling prices reflected weaker demand from India in conjunction with greater supply from Saudi Arabia and China. Additionally, demand for both nitrogen and phosphate fertilizers was impacted by farmers' expectation of lower prices.

  •
  Diluted net earnings per share attributable to common stockholders decreased 36% to $4.07 in the third quarter of 2013 from $6.35 for the same quarter of 2012 due to lower earnings partially offset by a lower average number of outstanding common shares due to our share repurchase programs.

CF INDUSTRIES HOLDINGS, INC.

  •
  Net earnings attributable to common stockholders of $403.3 million for the third quarter of 2012 included $39.8 million of net pre-tax unrealized mark-to-market gains ($24.7 million after tax) on natural gas derivatives and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

  •
  Our gross margin declined by $315.9 million, or 45%, to $386.1 million in the third quarter of 2013 from $702.0 million in the same quarter of 2012 due to lower nitrogen and phosphate segment results as a result of the lower prices and lower nitrogen sales volume.

    In the nitrogen segment, gross margin decreased by $280.2 million, or 44%, due primarily to lower prices, reduced volume and unrealized mark-to-market losses on natural gas derivatives in the current quarter compared to unrealized mark-to-market gains in the prior year third quarter.

    In the phosphate segment, gross margin decreased $35.7 million, or 56%, due primarily to lower prices, partially offset by lower raw material costs.

  •
  Our net sales decreased $262.4 million, or 19%, in the third quarter of 2013 compared to the third quarter of 2012. In the nitrogen segment, net sales decreased by 20% due primarily to a 15% reduction in average selling price and a 6% decline in volumes. In the phosphate segment, net sales declined by 16% due primarily to an 18% decline in average selling prices, partially offset by a 2% increase in volume.

  •
  Net cash generated from operating activities during the first nine months of 2013 was $1.4 billion as compared to $2.0 billion in the first nine months of 2012. The $525.0 million decline was due to the combination of lower net earnings and higher net working capital levels due primarily to lower customer advances as customers delayed product purchases.

  •
  Cash used in investing activity increased by $509.9 million in the first nine months of 2013 to $730.9 million as compared to $221.0 million in the prior year period. The increase was due primarily to a $371.5 million increase in capital expenditures and a $111.4 million deposit into a restricted cash account, both primarily related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.

  •
  During the third quarter of 2013, we repurchased 0.7 million shares of our common stock for $130.0 million. During the first nine months of 2013, we repurchased 5.8 million shares for $1.1 billion.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three Months Ended September 30				Nine Months Ended September 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except per share amounts)
Net sales(1)	$1,097.0	$1,359.4	$(262.4)	(19)%	$4,148.4	$4,622.6	$(474.2)	(10)%
Cost of sales	710.9	657.4	53.5	8%	2,222.0	2,165.5	56.5	3%

Gross margin(1)	386.1	702.0	(315.9)	(45)%	1,926.4	2,457.1	(530.7)	(22)%
Selling, general and administrative expenses	32.2	36.5	(4.3)	(12)%	121.0	111.6	9.4	8%
Other operating—net	(20.3)	8.6	(28.9)	(336)%	(9.2)	41.7	(50.9)	(122)%

Total other operating costs and expenses	11.9	45.1	(33.2)	(74)%	111.8	153.3	(41.5)	(27)%
Equity in earnings of operating affiliates	11.2	10.2	1.0	10%	32.3	39.5	(7.2)	(18)%

Operating earnings	385.4	667.1	(281.7)	(42)%	1,846.9	2,343.3	(496.4)	(21)%
Interest expense	41.0	28.7	12.3	43%	112.4	104.9	7.5	7%
Interest income	(1.0)	(1.6)	0.6	(38)%	(4.1)	(2.0)	(2.1)	105%
Other non-operating—net	(0.3)	(0.2)	(0.1)	50%	54.1	(0.9)	55.0	N/M

Earnings before income taxes and equity in earnings of non-operating affiliates	345.7	640.2	(294.5)	(46)%	1,684.5	2,241.3	(556.8)	(25)%
Income tax provision	109.0	206.0	(97.0)	(47)%	499.3	722.0	(222.7)	(31)%
Equity in earnings of non-operating affiliates—net of taxes	7.2	23.9	(16.7)	(70)%	6.2	48.8	(42.6)	(87)%

Net earnings	243.9	458.1	(214.2)	(47)%	1,191.4	1,568.1	(376.7)	(24)%
Less: Net earnings attributable to noncontrolling interest(1)	9.8	54.8	(45.0)	(82)%	52.6	190.1	(137.5)	(72)%

Net earnings attributable to common stockholders	$234.1	$403.3	$(169.2)	(42)%	$1,138.8	$1,378.0	$(239.2)	(17)%

Diluted net earnings per share attributable to common stockholders	$4.07	$6.35	$(2.28)		$19.01	$21.19	$(2.18)
Diluted weighted average common shares outstanding	57.5	63.5	(6.0)		59.9	65.0	(5.1)
Dividends declared per common share	$0.40	$0.40	$—		$1.20	$1.20	$—

N/M—Not Meaningful

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing retroactive to January 1, 2012. In April 2013, CF Industries purchased the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries. These items impact the comparability of certain amounts between 2013 and 2012. To provide comparable information for 2013 and 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents certain financial information for the prior year comparable period as if the current year CFL pricing calculation methodology had been used in the comparable period.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing retroactive to January 1, 2012. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between 2013 and 2012. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

        The following table adjusts the nine months ended September 30, 2012 to be comparable to 2013 results.

	Three Months Ended September 30				Nine Months Ended September 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions)
Net sales
As reported	$1,097.0	$1,359.4	$(262.4)	(19)%	$4,148.4	$4,622.6	$(474.2)	(10)%
Impact of selling price adjustment	—	—	—		—	(57.9)	57.9

As adjusted	$1,097.0	$1,359.4	$(262.4)	(19)%	$4,148.4	$4,564.7	$(416.3)	(9)%

Gross margin
As reported	$386.1	$702.0	$(315.9)	(45)%	$1,926.4	$2,457.1	$(530.7)	(22)%
Impact of selling price adjustment	—	—	—		—	(57.9)	57.9

As adjusted	$386.1	$702.0	$(315.9)	(45)%	$1,926.4	$2,399.2	$(472.8)	(20)%

Net earnings attributable to the noncontrolling interest
As reported	$9.8	$54.8	$(45.0)	(82)%	$52.6	$190.1	$(137.5)	(72)%
Impact of selling price adjustment	—	—	—		—	(57.9)	57.9

As adjusted	$9.8	$54.8	$(45.0)	(82)%	$52.6	$132.2	$(79.6)	(60)%

Third Quarter of 2013 Compared to Third Quarter of 2012

Consolidated Operating Results

        Net sales and net earnings for the third quarter of 2013 declined from prior year levels due to weakness in global fertilizer markets, which was evidenced by slower buying activity and lower selling prices. Demand was impacted by farmers' expectation of lower prices. Higher exports by Chinese producers increased supply and weighed on global nitrogen prices. Increased supply of phosphate products by Saudi Arabia and China had a similar impact on phosphate prices.

        Our gross margin decreased $315.9 million, or 45%, to $386.1 million in the third quarter of 2013 from $702.0 million in the same quarter of 2012 reflecting declines in both the nitrogen and phosphate segments.

        In the nitrogen segment, the gross margin decreased by $280.2 million, or 44%, to $358.4 million as compared to $638.6 million in the third quarter of 2012 due primarily to a 15% decrease in average selling prices, a 6% decrease in volume, a 6% increase in realized natural gas costs, and $5.6 million of

CF INDUSTRIES HOLDINGS, INC.

net unrealized mark-to-market losses on natural gas derivatives in the current year's quarter as compared to $39.8 million of net unrealized mark-to-market gains in the third quarter of 2012.

        In the phosphate segment, gross margin decreased by $35.7 million, or 56%, to $27.7 million in the third quarter of 2013 from $63.4 million in the same period in 2012, due primarily to an 18% decline in average selling prices partially offset by a 2% increase in volume and lower raw material costs.

        Net earnings attributable to common stockholders of $234.1 million for the third quarter of 2013 included $5.6 million of pre-tax unrealized mark-to-market losses ($3.5 million after tax) on natural gas derivatives and $22.1 million ($13.9 million after tax) of net realized and unrealized gains on foreign currency derivatives. Net earnings in the third quarter of 2012 of $403.3 million included $39.8 million of net pre-tax unrealized mark-to-market gains ($24.7 million after tax) on natural gas derivatives and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

Net Sales

        Net sales decreased 19% to $1.1 billion in the third quarter of 2013 compared to the third quarter of 2012 with a 20% decrease in the nitrogen segment and a 16% decrease in the phosphate segment. These quarterly results were not impacted by the CFL selling price modification as our consolidated financial statements for both quarters reflect market based selling prices for products purchased from CFL.

        In the nitrogen segment, net sales decreased by $218.9 million, or 20%, due primarily to a 15% decrease in average selling prices and a 6% decrease in volume. The decrease in prices was due primarily to increased supply from China, while the decrease in volume was due to buyer expectations of even lower prices.

        In the phosphate segment, net sales declined $43.5 million, or 16%, due to an 18% decrease in average selling prices partially offset by a 2% increase in volume. The decrease in prices was due primarily to lower global demand, notably India, and increased supply from Saudi Arabia and China.

Cost of Sales

        Cost of sales increased $53.5 million, or 8%, from the third quarter of 2012 to the third quarter of 2013. Cost of sales per ton in our nitrogen segment averaged $186 in the third quarter of 2013, a 21% increase over $154 in the same quarter of 2012. The increase was due primarily to a 6% increase in realized natural gas costs and the mark-to-market adjustments related to natural gas derivatives, as the third quarter of 2013 included $5.6 million of pre-tax unrealized mark-to-market losses while the third quarter of 2012 included $39.8 million of pre-tax unrealized mark-to-market gains. Phosphate segment cost of sales averaged $367 per ton in the third quarter of 2013 compared to $388 per ton in the third quarter of the prior year. This 5% decrease was due primarily to lower raw material costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $4.3 million to $32.2 million in the third quarter of 2013 from $36.5 million in the same quarter of 2012 due primarily to lower corporate office costs including lower professional service fees for certain corporate initiatives.

Other Operating—Net

        Other operating—net was $20.3 million of income in the third quarter of 2013 compared to an $8.6 million net expense in the same quarter of 2012. The third quarter of 2013 included $22.1 million

CF INDUSTRIES HOLDINGS, INC.

of realized and unrealized net gains on foreign currency derivatives. The expense recorded in the third quarter of 2012 consisted primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, and environmental remediation costs associated with a closed facility.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $11.2 million in the third quarter of 2013 compared to $10.2 million in the third quarter of 2012.

Interest—Net

        Net interest expense was $40.0 million in the third quarter of 2013 compared to $27.1 million in the third quarter of 2012. The $12.9 million increase was due primarily to the $1.5 billion of senior notes we issued during the second quarter of 2013, partially offset by higher capitalized interest in 2013 related to our capacity expansion projects.

Income Taxes

        Our income tax provision for the third quarter of 2013 was $109.0 million on pre-tax income of $345.7 million, or an effective tax rate of 31.5%, compared to an income tax provision of $206.0 million on pre-tax income of $640.2 million, or an effective rate of 32.2% in the prior year's third quarter. The decrease in the effective tax rate in the third quarter of 2013 was due primarily to the impact of a change in the method of calculating depletion for income tax purposes. This was partially offset by the tax impact arising from the acquisition of the noncontrolling interests in CFL as described in Note 4 to our unaudited interim consolidated financial statements included in Part I of this report.

        The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 11 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K or Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $16.7 million decrease in the third quarter of 2013 compared to the third quarter of 2012 was due primarily to lower earnings at GrowHow due to higher natural gas costs and lower average selling prices in the United Kingdom.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to noncontrolling interest decreased $45.0 million in the third quarter of 2013 compared to the same period in 2012 due primarily to the April 30, 2013 purchase of the noncontrolling interests in CFL. Net earnings attributable to the noncontrolling interest for the third quarters of 2013 and 2012 also include the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP for the entire quarter. For additional information, see the section titled Items Affecting Comparability of Results earlier in this discussion and analysis.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased to $4.07 in the third quarter of 2013 from $6.35 in the third quarter of 2012 due to a decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of shares outstanding due to our share repurchase programs. During the third quarter of 2013, we repurchased 0.7 million shares of our common stock for $130.0 million. During the first nine months of 2013, we repurchased 5.8 million shares for $1.1 billion representing 9% of the shares outstanding at December 31, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated Operating Results

        Our total gross margin decreased $530.7 million, or 22%, to $1.9 billion in the nine months ended September 30, 2013 from $2.5 billion for the comparable period of 2012 reflecting decreases in both the nitrogen and phosphate segments. The gross margin was impacted by lower average CFL selling prices in the first nine months of 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin decreased 20% from the prior year's comparable period.

        In the nitrogen segment, the gross margin decreased by $440.4 million, or 19%, to $1.9 billion as compared to $2.3 billion in the first nine months of 2012 due to a 3% decline in volume, a 7% decline in average selling prices, plus a 9% increase in realized natural gas costs and $1.2 million of unrealized mark-to-market losses on natural gas derivatives in the current nine months as compared to $61.5 million of gains in the same period of 2012. The 2013 nitrogen segment gross margin was also impacted by lower average CFL selling prices in 2013 as compared to the same period in 2012 due to the CFL selling price modification previously discussed. On an as adjusted basis, the gross margin for the nitrogen segment decreased 17%.

        In the phosphate segment, gross margin decreased by $90.3 million, or 55%, to $73.2 million in the first nine months of 2013 from $163.5 million in the same period in 2012, due primarily to an 8% decline in average selling prices, a 6% decline in sales volume and a 4% increase in cost of sales per ton as a result of higher production costs.

        Net earnings attributable to common stockholders of $1.1 billion for the first nine months of 2013 included $1.2 million of pre-tax unrealized mark-to-market losses ($0.7 million after tax) on natural gas derivatives, $14.3 million ($9.0 million after tax) of net realized and unrealized gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs. Net earnings in the first nine months of 2012 of $1.4 billion include $61.5 million of pre-tax unrealized mark-to-market gains ($38.2 million after tax) and a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

Net Sales

        Net sales decreased 10% to $4.1 billion for the first nine months of 2013 compared to $4.6 billion in the comparable period of 2012 with decreases in both the nitrogen and phosphate segments. These results were impacted by lower average CFL selling prices in 2013 as compared to 2012 due to the CFL selling price modification. On an as adjusted basis, net sales decreased 9%.

CF INDUSTRIES HOLDINGS, INC.

        In the nitrogen segment, net sales decreased by $371.9 million, or 10%, due primarily to a 7% decrease in average selling prices, including a 21% decrease in the average granular urea price, and a 3% decrease in total segment sales volume. The decline in urea prices was due to increased international supply from Chinese producers who benefited from reduced manufacturing costs. The decline in volume was due primarily to lower agricultural ammonia sales as a result of the cooler, wetter spring season, partially offset by an increase in UAN sales volume. The decrease in nitrogen segment net sales also was impacted by lower average CFL selling prices in 2013 as compared to 2012 due to the CFL selling price modification. On an as adjusted basis, net sales in the nitrogen segment decreased 8%.

        In the phosphate segment, net sales declined $102.3 million, or 14%, due to an 8% decline in average selling prices due to lower global demand and increased global supply. Volume decreased 6% due to lower export sales earlier in the year and weakness in global demand in the third quarter.

Cost of Sales

        Cost of sales in the first nine months of 2013 increased 3% compared to the first nine months of 2012. Cost of sales per ton in our nitrogen segment averaged $175 in the first nine months of 2013 compared to $163 in the comparable period of 2012. This 7% increase was due primarily to a 9% increase in realized natural gas costs and $1.2 million of net unrealized mark-to-market losses on natural gas derivatives in the current year compared to $61.5 million of net unrealized mark-to-market gains in the prior year. Phosphate segment cost of sales averaged $400 per ton in the first nine months of 2013 compared to $385 per ton in the prior year. This 4% increase was due primarily to higher production costs and the prior year impact of a curtailment gain from a reduction in certain retiree medical benefits.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $9.4 million to $121.0 million in the first nine months of 2013 from $111.6 million in the comparable period of 2012 due primarily to higher corporate office costs, including costs associated with certain information technology development activities and the implementation and incremental amortization of the costs of a new enterprise resource planning system.

Other Operating—Net

        Other operating—net was income of $9.2 million in the first nine months of 2013 compared to a $41.7 million expense in the comparable period of 2012. The income recorded in the current period included $20.2 million of realized and unrealized gains on foreign currency derivatives and foreign currency transactions, partially offset by losses on disposals of property, plant and equipment and costs related to the capacity expansion projects. The expense recorded in the first nine months of 2012 consisted primarily of costs associated with engineering studies for proposed capital projects at certain nitrogen complexes, foreign exchange costs, and environmental remediation costs associated with a closed facility and losses on disposals of property, plant and equipment.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $32.3 million in the first nine months of 2013 as compared to

CF INDUSTRIES HOLDINGS, INC.

$39.5 million in the comparable period of 2012. The decrease was due primarily to lower earnings from PLNL due to lower shipments and increased production costs.

Interest—Net

        Net interest expense was $108.3 million in the first nine months of 2013 compared to $102.9 million in the first nine months of 2012. The $5.4 million increase in net expense was due primarily to the $1.5 billion of senior notes we issued during the second quarter of 2013 and an increase in interest on tax liabilities, partially offset by the recognition in 2012 of $15.2 million of accelerated amortization of deferred fees on the 2010 credit agreement that was terminated in May 2012 and a higher portion of interest being capitalized in 2013 because of our capacity expansion projects.

Other Non-Operating—Net

        Other non-operating—net was a net expense of $54.1 million in the first nine months of 2013 compared to income of $0.9 million in the first nine months of 2012. The expense recognized in the first nine months of 2013 includes a $55.2 million expense accrual for amounts owed to our pre-IPO owners under the amended NOL agreement resulting from the settlement reached with the IRS during the first quarter of 2013. See the section titled Items Affecting Comparability of Results above and the discussion of Income Taxes below for further information.

Income Taxes

        Our income tax provision for the first nine months of 2013 was $499.3 million on pre-tax income of $1.7 billion, or an effective tax rate of 29.6%, compared to an income tax provision of $722.0 million on pre-tax income of $2.2 billion and an effective rate of 32.2% in the prior year. The decline in the effective tax rate in the first nine months of 2013 was due primarily to the effects of our settlement with the IRS in the first quarter, which enabled us to recognize a $75.8 million tax benefit related to the utilization of our pre-IPO NOLs, partially offset by the tax impact arising from the modification of CFL selling prices as described in Note 4 to our unaudited interim consolidated financial statements included in Part I of this report and the April 30, 2013 purchase of the noncontrolling interests in CFL. The $75.8 million tax benefit is partially offset by a $55.2 million expense recorded in Other non-operating net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. The effective tax rate for the first nine months of 2013 excluding the $75.8 million discrete tax benefit related to these NOLs and the $55.2 million amount payable to our pre-IPO owners was 33.1%. See further discussion of the utilization of the pre-IPO NOLs in the section titled Items Affecting Comparability of Results earlier in this discussion and analysis and Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

        The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 11 to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K or Note 9 to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $42.6 million decrease in the first nine months of 2013 compared to the first nine months of 2012 was due primarily to lower

CF INDUSTRIES HOLDINGS, INC.

earnings from GrowHow reflecting higher natural gas costs and lower sales due to reduced demand in the United Kingdom, in addition to an $11.1 million insurance settlement that was received in 2012.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest for the first nine months of 2013 and 2012 included the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. Net earnings attributable to the noncontrolling interest for the first four months of 2013 and the first nine months of 2012 also included the interest of the 34% holder of CFL's equity ownership. On April 30, 2013 we purchased the noncontrolling interests of CFL which is the primary reason for the $137.5 million decrease in earnings attributable to noncontrolling interest. For additional information on the CFL selling price modification, see the section titled Items Affecting Comparability of Results earlier in this discussion and analysis.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased 10% to $19.01 in the first nine months of 2013 from $21.19 in the first nine months of 2012 due to a decrease in net earnings attributable to common stockholders partially offset by a decrease in the weighted average number of shares outstanding due to our share repurchase programs. During the first nine months of 2013, we repurchased 5.8 million shares for $1.1 billion representing 9% of the shares outstanding at December 31, 2012.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended September 30				Nine Months Ended September 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales(1)	$876.3	$1,095.2	$(218.9)	(20)%	$3,499.1	$3,871.0	$(371.9)	(10)%
Cost of sales	517.9	456.6	61.3	13%	1,645.9	1,577.4	68.5	4%

Gross margin(1)	$358.4	$638.6	$(280.2)	(44)%	$1,853.2	$2,293.6	$(440.4)	(19)%
Gross margin percentage(1)	40.9%	58.3%			53.0%	59.3%
Tons of product sold (000s)	2,781	2,957	(176)	(6)%	9,385	9,690	(305)	(3)%
Sales volume by product (000s)
Ammonia	401	416	(15)	(4)%	1,568	1,881	(313)	(17)%
Granular urea	548	559	(11)	(2)%	1,895	2,011	(116)	(6)%
UAN	1,436	1,603	(167)	(10)%	4,703	4,631	72	2%
AN	200	206	(6)	(3)%	642	702	(60)	(9)%
Other nitrogen products	196	173	23	13%	577	465	112	24%
Average selling price per ton by product
Ammonia(1)	$527	$622	$(95)	(15)%	$637	$619	$18	3%
Granular urea(1)	338	470	(132)	(28)%	380	484	(104)	(21)%
UAN	274	296	(22)	(7)%	316	308	8	3%
AN	231	261	(30)	(11)%	259	259	—	—%
Cost of natural gas (per MMBtu)(2)	$3.54	$3.34	$0.20	6%	$3.63	$3.32	$0.31	9%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$3.55	$2.87	$0.68	24%	$3.69	$2.53	$1.16	46%
Depreciation and amortization	$78.4	$83.7	$(5.3)	(6)%	$245.7	$250.6	$(4.9)	(2)%
Capital expenditures	$222.0	$83.6	$138.4	166%	$581.5	$192.5	$389.0	202%
Production volume by product (000s)
Ammonia(3)	1,680	1,761	(81)	(5)%	5,165	5,315	(150)	(3)%
Granular urea	580	622	(42)	(7)%	1,818	1,983	(165)	(8)%
UAN (32%)	1,445	1,499	(54)	(4)%	4,680	4,456	224	5%
AN	211	205	6	3%	654	688	(34)	(5)%

(1)
During the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing retroactive to January 1, 2012. In April 2013, CF Industries purchased the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries. These items do not impact the comparability of amounts between the third quarter of 2013 and the third quarter of 2012, but do affect the comparability of certain amounts between the first nine months of 2013 and the first nine months of 2012. To provide comparable information for the first nine months of 2012, the table presented below under the heading "Impact of CFL Selling Price Modifications" presents certain financial information for the prior year comparable period as if the current year CFL pricing calculation methodology had been used in the comparable 2012 periods.

(2)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded into other nitrogen products.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing in the prior periods. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between 2013 and 2012. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

CF INDUSTRIES HOLDINGS, INC.

        The table below adjusts prior year nitrogen segment data for the impact of the change in CFL pricing calculation methodology to be comparable to current year results.

	Three Months Ended September 30				Nine Months Ended September 30,
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales
As reported	$876.3	$1,095.2	$(218.9)	(20)%	$3,499.1	$3,871.0	$(371.9)	(10)%
Impact of selling price adjustment	—	—	—		—	(57.9)	57.9

As adjusted	$876.3	$1,095.2	$(218.9)	(20)%	$3,499.1	$3,813.1	$(314.0)	(8)%

Gross margin
As reported	$358.4	$638.6	$(280.2)	(44)%	$1,853.2	$2,293.6	$(440.4)	(19)%
Impact of selling price adjustment	—	—	—		—	(57.9)	57.9

As adjusted	$358.4	$638.6	$(280.2)	(44)%	$1,853.2	$2,235.7	$(382.5)	(17)%

Gross margin percentage
As reported	40.9%	58.3%			53.0%	59.3%
Impact of selling price adjustment	—	—			—	(0.7)

As adjusted	40.9%	58.3%			53.0%	58.6%

Average selling price per ton by product
Ammonia
As reported	$527	$622	$(95)	(15)%	$637	$619	$18	3%
Impact of selling price adjustment	—	—	—		—	(15)	15

As adjusted	$527	$622	$(95)	(15)%	$637	$604	$33	6%

Granular urea
As reported	$338	$470	$(132)	(28)%	$380	$484	$(104)	(21)%
Impact of selling price adjustment	—	—	—		—	(14)	14

As adjusted	$338	$470	$(132)	(28)%	$380	$470	$(90)	(19)%

Third Quarter of 2013 Compared to Third Quarter of 2012

        Net Sales.    Net sales in the nitrogen segment decreased $218.9 million, or 20%, in the third quarter of 2013 from the third quarter of 2012 due primarily to a 15% decrease in average selling prices and a 6% decrease in sales volume. Average selling prices decreased to $315 per ton in the third quarter of 2013 from $370 per ton in the third quarter of 2012 including declines of 28% for urea, 15% for ammonia and 7% for UAN as compared to the prior year period. The decline in urea prices versus the prior year was primarily due to increased supply as a result of higher urea exports from Chinese producers during the low tariff export season who benefited from reduced manufacturing costs. The decline in ammonia prices versus the prior year was due to the combination of a weaker nitrogen pricing environment and higher domestic inventory levels at the beginning of this year's quarter as a

CF INDUSTRIES HOLDINGS, INC.

result of lower spring application compared to the 2012 third quarter. The decline in UAN prices versus the prior year was due primarily to higher global supply of nitrogen products.

        The 6% decrease in nitrogen segment sales volume in the third quarter of 2013 compared to the third quarter of 2012 was due primarily to a 10% decrease in UAN volume shipped in the third quarter of 2013. Customers delayed purchases for the upcoming application season due to a decline in market selling prices and expectations for further declines. Lower domestic volume was partially offset by increased exports of ammonia, UAN, and ammonium nitrate during the quarter.

        Cost of Sales.    Cost of sales in the nitrogen segment averaged $186 per ton in the third quarter of 2013 compared to $154 per ton in the third quarter of 2012. This 21% increase was due primarily to a 6% increase in the realized cost of natural gas and a $5.6 million unrealized net mark-to-market loss on natural gas derivatives in the current quarter compared to a $39.8 million unrealized net gain in the prior year.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

        Net Sales.    Nitrogen segment net sales decreased $371.9 million, or 10%, to $3.5 billion in the nine months ended September 30, 2013 compared to $3.9 billion in the same period of last year, due to a 3% decrease in volume and a 7% decline in average selling prices. The net sales in 2013 were impacted by lower average CFL selling prices as compared to the adjusted sales in 2012 due to the CFL selling price modifications described earlier. On an as adjusted basis, net sales in the nitrogen segment declined 8%. Average nitrogen fertilizer selling prices decreased to $373 per ton in the first nine months of 2013 from $399 per ton in the first nine months of 2012, with a 21% decline in urea prices partially offset by price increases of 3% for ammonia and UAN as compared to the prior year period. The decline in the average granular urea selling price was due to increased international supply from Chinese producers. The higher average ammonia and UAN selling prices resulted from a strong order book and deliveries to customers in the first half of 2013.

        Cost of Sales.    Cost of sales in the nitrogen segment averaged approximately $175 per ton in the nine months ended September 30, 2013 compared to $163 per ton in the same period of 2012. The increase is due primarily to a 9% increase in the realized cost of natural gas and a $1.2 million net unrealized mark-to-market loss on natural gas derivatives in the first nine months of 2013 compared to a net unrealized mark-to-market gain of $61.5 million in the 2012 period.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended September 30				Nine Months Ended September 30
	2013	2012	2013 v. 2012		2013	2012	2013 v. 2012
	(in millions, except as noted)
Net sales	$220.7	$264.2	$(43.5)	(16)%	$649.3	$751.6	$(102.3)	(14)%
Cost of sales	193.0	200.8	(7.8)	(4)%	576.1	588.1	(12.0)	(2)%

Gross margin	$27.7	$63.4	$(35.7)	(56)%	$73.2	$163.5	$(90.3)	(55)%
Gross margin percentage	12.6%	24.0%			11.3%	21.8%
Tons of product sold (000s)	526	517	9	2%	1,442	1,526	(84)	(6)%
Sales volume by product (000s)
DAP	365	395	(30)	(7)%	1,085	1,187	(102)	(9)%
MAP	161	122	39	32%	357	339	18	5%
Domestic vs. export sales (000s)
Domestic	273	360	(87)	(24)%	834	887	(53)	(6)%
Export	253	157	96	61%	608	639	(31)	(5)%
Average selling price per ton by product
DAP	$422	$507	$(85)	(17)%	$450	$491	$(41)	(8)%
MAP	416	521	(105)	(20)%	452	496	(44)	(9)%
Depreciation, depletion and amortization	$11.6	$10.3	$1.3	13%	$38.5	$32.8	$5.7	17%
Capital expenditures	$7.9	$12.4	$(4.5)	(36)%	$48.2	$47.4	$0.8	2%
Production volume by product (000s)
Phosphate rock	941	909	32	4%	2,731	2,656	75	3%
Sulfuric acid	656	672	(16)	(2)%	1,940	1,908	32	2%
Phosphoric acid as P2O5(1)	240	259	(19)	(7)%	717	739	(22)	(3)%
DAP/MAP	476	515	(39)	(8)%	1,434	1,479	(45)	(3)%

(1)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Third Quarter of 2013 Compared to Third Quarter of 2012

        Net Sales.    Phosphate segment net sales decreased $43.5 million, or 16%, to $220.7 million in the third quarter of 2013 compared to $264.2 million in the same period in 2012 due to an 18% decline in average selling prices partially offset by a 2% increase in volume. The average DAP selling price was down 17% from $507 to $422 per ton and the average MAP price was down 20% from $521 to $416 per ton due primarily to lower global demand, notably India. Phosphate segment sales volume of 526,000 tons in the third quarter of 2013 was 2% higher than in the third quarter of 2012 due primarily to increased exports.

        Cost of Sales.    The average phosphate segment cost of sales of $367 per ton in the third quarter of 2013 was 5% lower than the $388 per ton in the prior year due to lower raw material costs, primarily ammonia and sulfur.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

        Net Sales.    Phosphate segment net sales decreased $102.3 million, or 14%, to $649.3 million in the first nine months of 2013 compared to $751.6 million in the first nine months of 2012 due to an 8%

CF INDUSTRIES HOLDINGS, INC.

decline in the average selling price and a 6% decline in volume. Prices for the nine months ended September 30, 2013 declined compared to the prior year reflecting lower global demand and higher global supply. Our total volume of phosphate fertilizer sales of 1,442,000 tons in the first nine months of 2013 was 6% lower than in the same period of 2012 due to lower global demand.

        Cost of Sales.    Average phosphate segment cost of sales of $400 per ton in the first nine months of 2013 was 4% above the $385 per ton in the prior year period due to increases in production costs and the prior year impact of a curtailment gain from a reduction in certain retiree medical benefits.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $2.3 billion as of September 30, 2013 and December 31, 2012, respectively.

Share Repurchase Programs

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. In the third quarter of 2013, we repurchased 0.7 million shares for $130.0 million. Repurchases in the first nine months of 2013 totaled 5.8 million shares for $1.1 billion. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. In May 2013, we retired the 3.8 million shares of stock repurchased through April 30, 2013 under this program.

Capacity Expansion Projects and Restricted Cash

        In November 2012, we announced that our Board of Directors had authorized expenditures of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and securities, cash generated from operations and borrowings. Total capitalized expenditures on these projects through September 30, 2013 were $406.8 million, including $286.0 million during the first nine months of 2013.

CF INDUSTRIES HOLDINGS, INC.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Uhde (Uhde) for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the engineering and procurement services contract, we have granted Uhde a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs and is projected to reach approximately $375 million at certain points in time during construction. At September 30, 2013 there was $111.4 million held in this account. At December 31, 2012, there was no cash held in this account. This restricted cash is not included in our cash and cash equivalents and is reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $632.9 million in the first nine months of 2013 as compared to $261.4 million in the first nine months of 2012. The increase in capital expenditures is primarily the result of the $286.0 million spent on the two capacity expansion projects discussed above.

Projected Capital Spending

        We expect capital expenditures to total approximately $1.1 billion during 2013. Of this total, we estimate $0.6 billion will be spent on the capacity expansion projects. For 2014, we estimate total capital expenditures to be in the range of $2.5 billion, including $2.0 billion for the capacity expansion projects and $0.5 billion of sustaining capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties.

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

Debt

Credit Agreement

        On April 22, 2013, we amended and restated the CF Holdings credit agreement (Credit Agreement) increasing the revolving credit facility from $500 million to $1.0 billion and extending the maturity from May 1, 2017 to May 1, 2018. All obligations under the Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Credit Agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the Credit Agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in

CF INDUSTRIES HOLDINGS, INC.

excess of $350 million. As of September 30, 2013, $995.1 million was available for borrowing under our Credit Agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.

        Our Credit Agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of September 30, 2013, we were in compliance with all covenants under the Credit Agreement and the senior notes indentures.

Senior Notes

        At September 30, 2013 and December 31, 2012, we had $3.1 billion and $1.6 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2043 as follows:

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

CF INDUSTRIES HOLDINGS, INC.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of September 30, 2013 and December 31, 2012, we had $433.3 million and $380.7 million, respectively, in customer advances on our consolidated balance sheets.

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

        As of September 30, 2013 and December 31, 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.8 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional

CF INDUSTRIES HOLDINGS, INC.

collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2013, we had open natural gas derivative contracts for 66.7 million MMBtus and the notional amount of our open foreign currency derivatives was $727.8 million. At both September 30, 2013 and December 31, 2012, we had no cash collateral on deposit with counterparties for derivative contracts.

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

        We contributed $4.6 million to our pension plans in the nine months ended September 30, 2013. We expect to contribute approximately $2.2 million to our pension plans over the remainder of 2013.

Cash Flows

Operating Activities

        Net cash generated from operating activities during the first nine months of 2013 was $1.4 billion as compared to $2.0 billion in the first nine months of 2012. The $525.0 million decline in cash generated from operating activities was due to the combination of lower net earnings during the first nine months of 2013 as compared to the first nine month of 2012 and additional cash invested in net working capital. During the first nine months of 2013, $312.7 million more was invested in net working capital than in the first nine months of 2012 due primarily to lower customer advances as customers delayed product purchases.

Investing Activities

        Net cash used in investing activities was $730.9 million in the first nine months of 2013 compared to $221.0 million in the same period of 2012. Cash used in investing activities in 2013 included $632.9 million in capital expenditures and $111.4 million transferred to a restricted cash account in support of the capacity expansion projects discussed above. The cash used in investing activities in the first nine months of 2012 was primarily for $261.4 million of capital expenditures partially offset by $31.0 million of proceeds from sales and maturities of short-term investments and auction rate securities.

Financing Activities

        Net cash used in financing activities was $665.3 million in the first nine months of 2013 compared to $720.1 million in the same period of 2012. In May 2013, CF Industries issued senior notes and received proceeds of approximately $1.5 billion. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in CFL. We repurchased 5.8 million shares of our common stock in the first nine months of 2013 for $1.1 billion in cash. In the first nine months of 2012, we repurchased 3.1 million shares of our common stock for $500.0 million. Dividends paid on common

CF INDUSTRIES HOLDINGS, INC.

stock were $71.9 million and $77.4 million in the first nine months of 2013 and 2012, respectively. We also distributed $64.4 million and $212.8 million to noncontrolling interests in the first nine months of 2013 and 2012, respectively. The decrease in distributions to noncontrolling interests was due to the modification to CFL selling prices in the fourth quarter of 2012, which impacted the payments made in 2013.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2013:

	2013	2014	2015	2016	2017	After 2017	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$—	$3,100.0	$3,100.0
Interest payments on long-term debt(1)	89.5	177.6	177.6	177.6	177.6	1,259.9	2,059.8
Other Obligations
Operating leases	23.1	71.5	53.3	47.5	37.5	107.3	340.2
Equipment purchases and plant improvements	140.3	61.6	0.9	—	—	—	202.8
Capacity expansion projects(2)	159.2	330.2	51.0	1.9	—	—	542.3
Transportation(3)	24.7	36.5	29.4	28.7	20.3	130.4	270.0
Purchase obligations(4)(5)	145.0	329.8	179.9	148.1	145.0	110.1	1,057.9
Contributions to Pension Plans(6)	2.2	—	—	—	—	—	2.2
Net Operating Loss Settlement(7)	13.5	10.4	10.4	10.4	10.5	—	55.2

Total(8)	$597.5	$1,017.6	$502.5	$414.2	$390.9	$4,707.7	$7,630.4

(1)
Based on debt balances before discounts, offering expenses and interest rates as of September 30, 2013.

(2)
We expect to spend approximately $0.6 billion during 2013 related to the $3.8 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2013 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at September 30, 2013. Purchase obligations do not include any amounts related to our natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at September 30, 2013 is $137.3 million with a total remaining commitment of $686.4 million.

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

(8)
Excludes $98.9 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Subsequent Events

        CF Industries announced on October 28th that it has entered into a set of strategic agreements with the Mosaic Company (Mosaic). The agreements include: a definitive agreement to sell the entirety of CF Industries' phosphate mining and manufacturing business to Mosaic for cash consideration of $1.4 billion, subject to adjustment; a long-term agreement under which we will supply Mosaic with between 600,000 and 800,000 tons of ammonia per year from its Donaldsonville, LA nitrogen complex beginning no later than 2017; and an agreement to provide ammonia to Mosaic from our Point Lisas Nitrogen Ltd. (PLNL) joint venture beginning at the close of the phosphate business sale.

        The phosphate sale includes: the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic is assuming liabilities related to the phosphate business, including responsibility for closure, long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. CF Industries is also transferring to Mosaic the value of its asset retirement obligation trust and escrow funds totaling approximately $200 million.

        Under the long-term ammonia supply agreement, beginning no later than 2017 CF Industries will supply between 600,000 and 800,000 tons of ammonia per year for up to 15 years from its Donaldsonville nitrogen complex for Mosaic's use in phosphate production. The ammonia price will be based on the cost of natural gas delivered to Donaldsonville.

        Following the close of the sale of the phosphate business, CF Industries will sell ammonia produced by our 50% owned PLNL ammonia production facility in the Republic of Trinidad and Tobago to Mosaic for use in phosphate production. Pricing under this supply agreement will be similar to that in the existing agreement under which CF Industries purchases ammonia from PLNL.

        The phosphate business sale transaction is subject to customary closing conditions and regulatory clearances, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act and approval from the applicable governmental agencies under CF's consent decree with respect to certain environmental matters related to the phosphate business. The sale is expected to close in 2014. The Donaldsonville ammonia agreement is not conditional on the phosphate sale transaction and will go into effect beginning no later than 2017. The Trinidad ammonia agreement is conditional on and goes into effect at the closing of the phosphate sale transaction.

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

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first nine months of 2013.

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

CF INDUSTRIES HOLDINGS, INC.

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

  •
  our ability to manage our indebtedness; and

  •
  loss of key members of management and professional staff; and

CF INDUSTRIES HOLDINGS, INC.

  •
  risks and uncertainties arising from the possibility that the proposed transactions with Mosaic may be delayed or may not occur, including delays arising from any ability to obtain governmental approvals of the transactions; the risk that other conditions to the closing of the proposed transactions with Mosaic may not be satisfied; difficulties with realization of the benefits of the proposed transactions with Mosaic; the risk that disruptions from the proposed transactions with Mosaic will harm relationships with customers, employees and suppliers.

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

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use are primarily natural gas fixed price swaps and call options. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        At September 30, 2013 and December 31, 2012, we had open derivative contracts for 66.7 million MMBtus and 58.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2013 would result in a favorable change in the fair value of these derivative positions of $46.4 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $46.4 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. There can be no guarantee that significant increases in input prices can always be recovered through increases in selling prices. We enter into raw material purchase contracts to procure ammonia and sulfur at market prices. A $10 per ton change in the related cost of a short ton of ammonia or a long ton of sulfur would change DAP production cost by $2.10 per ton and $3.80 per ton, respectively. We also may, from time to time, purchase ammonia, granular urea, UAN, DAP and MAP on the open market to augment or replace production at our facilities.

Interest Rate Fluctuations

        At September 30, 2013, we had four series of senior notes totaling $3.1 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023 and June 1, 2043. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at September 30, 2013 was approximately $3.3 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2013, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        Since the fourth quarter of 2012, we have entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At September 30, 2013, the notional amount of our open foreign currency forward contracts was approximately $727.8 million and the fair value was a net unrealized gain of $24.2 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $72.7 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2013 - July 31, 2013	752,598	(1)	$172.78	(3)	5,827,272	$1,889,000
August 1, 2013 - August 31, 2013	13,645	(2)	188.47		5,827,272	1,889,000
September 1, 2013 - September 30, 2013	—		—		5,827,272	1,889,000

Total	766,243		173.06

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program). This program is discussed in Note 16—Treasury Stock, in the notes to the unaudited consolidated financial statements included in Part 1.

(2)
Repurchases represents shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

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

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 76 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 5, 2013	By:	/s/ STEPHEN R. WILSON Stephen R. Wilson President and Chief Executive Officer, Chairman of the Board (Principal Executive Officer)
Date: November 5, 2013	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements