Form 10-K
period 2013-12-31
CF Industries Holdings, Inc.
filed 2014-02-27
CIK 1324404

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 OR
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
Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates was $9,908,048,406 based on the closing sale price of common stock on June 30, 2013.

         55,465,880 shares of the registrant's common stock, $0.01 par value per share, were outstanding at January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        In October 2013, we entered into a definitive agreement with the Mosaic Company (Mosaic) to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction. The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. The operating results of the phosphate mining and manufacturing business will continue to be reported in our consolidated results of operation until the sale occurs. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. The phosphate business sale transaction is expected to close in the first half of 2014. For additional details regarding this sale, including the assumption of certain liabilities by Mosaic, see Note 12—Assets and Liabilities Held for Sale in the consolidated financial statements.

        Our principal nitrogen segment assets include:

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

        As a result of the agreement to sell the phosphate mining and manufacturing business to Mosaic, the assets and liabilities of our phosphate segment, including an integrated ammonium phosphate fertilizer complex and a phosphate rock mine and associated beneficiation plant—but excluding accounts receivable, accounts payable and certain phosphate inventory, which will be retained by us and settled in the ordinary course—are classified as assets or liabilities held for sale.

        For the year ended December 31, 2013, we sold 12.9 million tons of nitrogen fertilizers and 1.9 million tons of phosphate fertilizers, generating net sales of $5.5 billion and pre-tax earnings of $2.2 billion.

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

CF INDUSTRIES HOLDINGS, INC.

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

Operating Segments

        Our business is divided into two operating segments, the nitrogen segment and the phosphate segment. The nitrogen segment includes the manufacture and sale of ammonia, granular urea, UAN and AN. The phosphate segment includes the manufacture and sale of DAP and MAP. In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida. For additional details regarding this sale, including the assumption of certain liabilities by Mosaic, see Note 12—Assets and Liabilities Held for Sale in the consolidated financial statements.

Nitrogen Segment

        We are the largest nitrogen fertilizer producer in North America. Our primary nitrogen fertilizer products are ammonia, granular urea, UAN and AN. Our historical sales of nitrogen fertilizer products are shown in the following table. The sales shown do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2013		2012		2011
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Fertilizer Products
Ammonia	2,427	$1,437.9	2,786	$1,677.6	2,668	$1,562.8
Granular urea	2,506	924.6	2,593	1,143.4	2,600	1,069.7
UAN	6,383	1,935.1	6,131	1,886.2	6,241	1,991.6
AN	859	215.1	839	222.8	953	247.5
Other nitrogen products(1)	770	165.1	620	166.6	540	140.5

Total	12,945	$4,677.8	12,969	$5,096.6	13,002	$5,012.1

(1)
Other nitrogen segment products include aqua ammonia, nitric acid, urea liquor and DEF.

        Gross margin for the nitrogen segment was $2,445.3 million, $2,913.6 million and $2,563.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Total assets for the nitrogen segment were $6.9 billion as of December 31, 2013 and $6.0 billion as of December 31, 2012 and 2011.

CF INDUSTRIES HOLDINGS, INC.

        We operate seven nitrogen fertilizer production facilities in North America. We own four production facilities in the Central United States, one in Medicine Hat, Alberta, Canada and one in Ontario, Canada. We also have a 75.3% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer facility in Verdigris, Oklahoma. In 2013, the combined production capacity of these seven facilities represented approximately 39%, 36%, 47% and 22% of North American ammonia, granular urea, UAN and ammonium nitrate production capacity, respectively. Each of our nitrogen fertilizer production facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.

        Our joint venture interests in PLNL and GrowHow provide additional production capacity in three additional nitrogen fertilizer production facilities, one located in the Republic of Trinidad and Tobago and two located in the United Kingdom.

        The following table shows the production capacities at each of our nitrogen fertilizer production facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	Ammonium Nitrate(5)	Fertilizer Compounds
	(in thousands of tons)
Donaldsonville, Louisiana(6)	3,050	1,110	2,415	1,680	—	—
Medicine Hat, Alberta	1,250	790	—	810	—	—
Port Neal, Iowa(8)	380	30	800	50	—	—
Verdigris, Oklahoma(7)(10)	1,140	350	1,975	—	—	—
Woodward, Oklahoma	480	140	820	25	—	—
Yazoo City, Mississippi(8)(9)(10)	560	—	160	20	1,075	—
Courtright, Ontario(8)(10)	500	265	345	160	—	—

	7,360	2,685	6,515	2,745	1,075	—
Unconsolidated Affiliates(11)
Point Lisas, Trinidad	360	360	—	—	—	—
Ince, U.K.(12)	190	—	—	—	280	185
Billingham, U.K.	275	135	—	—	310	—

Total	8,185	3,180	6,515	2,745	1,665	185

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

CF INDUSTRIES HOLDINGS, INC.

(6)
The Donaldsonville facility's production capacity depends on product mix. With the UAN plants operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to 2 million tons if UAN production is reduced.

(7)
Represents 100% of the capacity of this facility.

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

(12)
The Ince facility's production capacity depends on product mix. The facility can increase production of fertilizer compounds to 260,000 tons by reducing ammonium nitrate production to 240,000 tons (volumes represent our 50% interest).

        The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2013	2012	2011
	(tons in thousands)
Ammonia(1)	7,105	7,067	7,244
Granular urea	2,474	2,560	2,588
UAN (32%)	6,332	6,027	6,349
AN	882	839	952

(1)
Gross ammonia production, including amounts subsequently upgraded on-site into granular urea or UAN.

Donaldsonville, Louisiana

        The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has five ammonia plants, four urea plants, three nitric acid plants and two UAN plants. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 130,000 tons of ammonia, 168,000 tons of UAN (measured on a 32% nitrogen content basis) and 83,000 tons of granular urea.

        In the fourth quarter of 2012, we announced plans to invest $2.1 billion in an expansion project at our Donaldsonville, Louisiana facility, which is projected to be completed by 2016. When completed, this project will increase our annual capacity of ammonia and granular urea by up to 1.3 million tons and UAN by up to 1.8 million tons. For additional details regarding this project, see MD&A—Liquidity and Capital Resources.

Medicine Hat, Alberta, Canada

        Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two ammonia plants and a urea plant. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of urea.

CF INDUSTRIES HOLDINGS, INC.

        The complex is owned by CFL, which until April 30, 2013, was a variable interest entity which we consolidated in our financial statements. In April 2013, we purchased the remaining noncontrolling interest. CFL is now a wholly owned subsidiary.

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

        In the fourth quarter of 2012, we announced plans to invest $1.7 billion in an expansion project at our Port Neal, Iowa facility, which is projected to be completed by 2016. When completed, this project will increase our annual capacity of ammonia by approximately 0.8 million tons and granular urea by approximately 1.3 million tons. For additional details regarding this project, see MD&A—Liquidity and Capital Resources.

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

Yazoo City, Mississippi

        The Yazoo City facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 28,000 tons of ammonia, 48,000 tons of 32% UAN and 7,000 tons of AN and related products.

Courtright, Ontario, Canada

        The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of one ammonia plant, a UAN plant, a nitric acid plant and one urea plant. The location has on-site storage for 64,100 tons of ammonia, 10,400 tons of granular urea and 16,000 tons of 32% UAN.

Point Lisas, Trinidad

        The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizer LLC. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with the National Gas Company of Trinidad and Tobago.

CF INDUSTRIES HOLDINGS, INC.

United Kingdom

        GrowHow is a 50/50 joint venture between us and Yara International ASA (Yara) that owns and operates the Ince and Billingham facilities. The Ince facility is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three fertilizer compound plants. The Billingham facility located in the Teesside chemical area, is geographically split between two primary areas: the main site contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; and the Portrack site, approximately two miles away, contains an AN fertilizer plant.

Nitrogen Fertilizer Raw Materials

        Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2013, natural gas accounted for approximately 41% of our total cost of sales for nitrogen fertilizers and a higher percentage of cash production costs (total production costs less depreciation and amortization). Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. We have facilities located at or near Henry Hub in Louisiana, ONEOK in Oklahoma, AECO in Alberta, Ventura in Iowa and Dawn in Ontario.

        Our nitrogen manufacturing facilities consume, in the aggregate, in excess of 250 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 24—Derivative Financial Instruments.

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

        Our North American production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,400 tank and hopper cars, as well as railcars provided by rail carriers.

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

CF INDUSTRIES HOLDINGS, INC.

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The assets and liabilities of our phosphate business segment being sold to Mosaic comprise a disposal group that is classified on our December 31, 2013 Consolidated Balance Sheet as assets or liabilities held for sale. The accounts receivable, and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities will not be sold to Mosaic in the phosphate business sale transaction and will be retained by us and settled in the ordinary course. These retained assets and liabilities of our phosphate segment are not included in assets or liabilities held for sale. The contract to supply ammonia to the disposed business from our PLNL joint venture represents the continuation, following the sale of the phosphate mining and manufacturing business, of a supply arrangement that historically has been maintained between the phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations. For additional information regarding this sale, See Note 12—Assets and Liabilities Held for Sale in the Consolidated Financial Statements.

        Our historical sales of phosphate fertilizer products are shown in the table below.

	2013		2012		2011
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	1,408	$600.6	1,611	$794.5	1,468	$829.1
MAP	449	196.3	424	212.9	454	256.7

Total	1,857	$796.9	2,035	$1,007.4	1,922	$1,085.8

        Gross margin for the phosphate segment was $74.9 million, $199.7 million and $332.4 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Total assets for the phosphate segment were $817.6 million, $795.2 million and $696.4 million as of December 31, 2013, 2012 and 2011, respectively.

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

	December 31,
				Normalized Annual Capacity(2)
	2013	2012	2011
	(tons in thousands)
Hardee Phosphate Rock Mine
Phosphate rock	3,565	3,483	3,504	3,500
Plant City Phosphate Fertilizer Complex
Sulfuric acid	2,480	2,530	2,633	2,785
Phosphoric acid as P2O5(1)	921	975	1,005	1,055
DAP/MAP	1,847	1,952	1,997	2,165

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

        The table below shows the estimated reserves at the Hardee phosphate complex as of December 31, 2013. Also reflected in the table is the grade of the reserves, expressed as a percentage of bone phosphate of lime (BPL) and P2O5. The table also reflects the average values of the following material contaminants contained in the reserves: ferrous oxide (Fe2O3) plus aluminum oxide (Al2O3) and magnesium oxide (MgO).

PROVEN AND PROBABLE RESERVES(1)
As of December 31, 2013

	Recoverable Tons(2) (in millions)	% BPL	% P2O5	% Fe2O3 + AI2O3	% MgO
Permitted	38.5	65.21	29.84	2.37	0.75
Pending permit	35.3	64.63	29.58	2.38	0.78
Total	73.8	64.93	29.72	2.38	0.76

(1)
The minimum drill hole density for the proven reserves classification is 1 hole per 20 acres.

(2)
The reserve estimates provided have been developed by the Company in accordance with Industry Guide 7 promulgated by the SEC. We estimate that 99% of the reserves are proven.

        Our phosphate reserve estimates are based on geological data assembled and analyzed by our staff geologist as of December 31, 2013. Reserve estimates are updated periodically to reflect actual

CF INDUSTRIES HOLDINGS, INC.

phosphate rock recovered, new drilling information and other geological or mining data. Estimates for 99% of the reserves are based on 20-acre density drilling.

Plant City Phosphate Complex

        Our Plant City phosphate fertilizer complex is one of the largest phosphate fertilizer facilities in North America. At one million tons per year, its phosphoric acid capacity represents approximately 10% of the total U.S. capacity. All of Plant City's phosphoric acid is converted into ammonium phosphates (DAP and MAP), representing approximately 13% of U.S. capacity for ammonium phosphate fertilizer products in 2013. The combination of the Plant City phosphate fertilizer complex and the Hardee mine gives us one of the largest integrated ammonium phosphate fertilizer operations in North America.

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

Phosphate Raw Materials

        Phosphate Rock Supply.    Phosphate rock is the basic nutrient source for phosphate fertilizers. Approximately 3.5 tons of phosphate rock are needed to produce one ton of P2O5 (the measure of nutrient content of phosphate fertilizers). Our Plant City phosphate fertilizer complex typically consumes in excess of three million tons of rock annually. As of December 31, 2013, our Hardee rock mine had approximately 11 years of fully permitted recoverable phosphate reserves remaining at current operating rates. We have initiated the process of applying for authorization and permits to expand the geographical area at our Hardee property where we can mine. The expanded area has an estimated 35.3 million tons of recoverable phosphate reserves. We estimate that we will be able to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area.

        Sulfur Supply.    Sulfur is used to produce sulfuric acid, which is combined with phosphate rock to produce phosphoric acid. Approximately three quarters of a long ton of sulfur is needed to produce one ton of P2O5. Our Plant City phosphate fertilizer complex uses approximately 800,000 long tons of sulfur annually when operating at capacity. We obtain molten sulfur from several domestic and foreign producers under contracts of varied duration. In 2013, Martin Sulphur, our largest molten sulfur supplier, supplied approximately 63% of the molten sulfur used at Plant City.

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

CF INDUSTRIES HOLDINGS, INC.

services for other customers. Sales of ammonia from our Tampa terminal are reported in our nitrogen business segment. The ammonia supply for Tampa is purchased from offshore sources, providing us with access to the broad international ammonia market.

Phosphate Distribution

        We operate a phosphate fertilizer warehouse located at a deep-water port facility in Tampa, Florida. Most of the phosphate fertilizer produced at Plant City is shipped by truck or rail to our Tampa warehouse, where it is loaded onto vessels for shipment to export customers or for transport across the Gulf of Mexico to the Mississippi River. In 2013, our Tampa warehouse handled approximately 1.2 million tons of phosphate fertilizers, or about 66% of our production. The remainder of our phosphate fertilizer production is transported by truck or rail directly to customers or to in-market storage facilities.

        Phosphate fertilizer shipped across the Gulf of Mexico to the Mississippi River is transferred into river barges near New Orleans. Phosphate fertilizer in these river barges is transported to our storage facilities or delivered directly to customers. River transportation is provided primarily under an agreement with one of the major inland river system barge operators.

Storage Facilities and Other Properties

        At December 31, 2013, we owned or leased space at 85 in-market storage terminals and warehouses located in a 20-state region and Canada. Including storage at our production facilities and at the Tampa warehouse and ammonia terminal, we have an aggregate storage capacity for approximately three million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		UAN(1)		Ammonium Nitrate		Dry Products(2)
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	7	376	6	446	1	7	4	220
Tampa Port	1	38	—	—	—	—	1	100

		414		446		7		320
Terminal & Warehouse Locations Owned	21	779	10	269	—	—	1	170
Leased(3)	2	90	49	420	—	—	2	39

Total In-Market	23	869	59	689	—	—	3	209
Total Storage Capacity		1,283		1,135		7		529

(1)
Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)
Our dry products include urea, DAP and MAP.

(3)
Our lease agreements are typically for periods of one to three years.

Customers

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. None of our customers in 2013 accounted for more than ten percent of our consolidated net sales. Sales are generated by our internal marketing and sales force.

CF INDUSTRIES HOLDINGS, INC.

Competition

        Our markets are global and intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.

        In our nitrogen segment, our primary North American-based competitors include Agrium Inc. and Koch Nitrogen Company. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.

        In our phosphate segment, our primary North American-based competitors include Agrium, Mosaic, Potash Corporation of Saskatchewan Inc. and J.R. Simplot Company. The domestic phosphate industry is tied to the global market through its position as the world's largest exporter of DAP/MAP. Consequently, phosphate fertilizer prices and demand for U.S. DAP/MAP are subject to considerable volatility and are dependent on a wide variety of factors impacting the world market, including fertilizer and/or trade policies of foreign governments, changes in ocean bound freight rates and international currency fluctuations.

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

Financial Information About Foreign and Domestic Sales and Operations

        The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Note 29—Segment Disclosures.

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

CF INDUSTRIES HOLDINGS, INC.

Environmental Health and Safety Expenditures

        Our environmental, health and safety capital expenditures in 2013 totaled approximately $41.5 million. In 2014, we estimate that we will spend approximately $38.3 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Clean Air Act—Section 185 Fee

        Our Donaldsonville Nitrogen Complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (Clean Air Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville facility) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. For additional information on the Section 185 fee, see Note 28—Contingencies.

Clean Air Act Information Request

        On February 26, 2009, the Company received a letter from the EPA under Section 114 of the Clean Air Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at the Donaldsonville facility. For additional information on the Clean Air Act Information Request, see Note 28—Contingencies.

Clean Air Act Notice of Violation.

        By letter dated June 16, 2010, the Company received a Notice of Violation (NOV) from the EPA alleging violations of the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Company's sulfuric acid plants at its Plant City, Florida facility. For additional information on the Clean Air Act Investigation, see Legal Proceedings—Environmental and Note 28—Contingencies.

EPCRA/CERCLA Notice of Violation

        By letter dated July 6, 2010, the EPA issued to the Company a NOV alleging violations of the Emergency Planning and Community Right-to-know Act (EPCRA) and CERCLA. For additional information on the EPCRA/CERCLA Investigation, see Legal Proceedings—Environmental and Note 28—Contingencies.

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a cleanup of the former processing portion of the site. For additional information on the CERCLA/Remediation matters, see Note 28—Contingencies.

CF INDUSTRIES HOLDINGS, INC.

Federal and State Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the federal district court (Court) upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious.

        Subsequently, the Florida Department of Environmental Protection (FDEP) adopted its own nitrogen and phosphorous criteria for surface waters and related implementation standards. On November 30, 2012, the EPA approved Florida's nutrient criteria and, on June 27, 2013, the EPA approved new water quality standards submitted by the FDEP relating to the scope of coverage of the FDEP's numeric nutrient criteria for surface waters. On January 7, 2014, the U.S. District Court for the Northern District of Florida granted the EPA's motion to amend the 2009 consent decree. As a result, the EPA is no longer required by the consent decree to promulgate numeric nitrogen and phosphorous criteria for certain surface waters that the FDEP had determined were more properly regulated by the state's narrative standard. The Court's order allows the EPA to withdraw its federal numeric nutrient criteria, after which the FDEP's regulations will become effective.

        The 2009 consent decree also required the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. Although the EPA proposed such criteria in 2012, the FDEP submitted to the EPA new numeric nutrient water quality standards for those waters on July 31 and August 1, 2013. On September 26, 2013, the EPA approved Florida's new and revised nutrient water quality standards for estuaries and coastal waters and informed the Court that as a result, it was not required to finalize the federal criteria that it had proposed.

        There is continuing regulatory uncertainty because the EPA's approval of the FDEP nutrient water quality standards is still subject to challenge. Nonetheless, numeric nutrient water quality criteria for Florida waters, whether federal or state, could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Regulation of Greenhouse Gases

        We are subject to regulations in the United Kingdom, Canada and the United States concerning greenhouse gas (GHG) emissions.

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

CF INDUSTRIES HOLDINGS, INC.

        In Canada (which in December 2011 withdrew from further participation in the Kyoto Protocol, but signed the Durban platform to negotiate a new international GHG agreement or protocol by 2015), we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Ontario is also a party to the Western Climate Initiative, comprised of California and several Canadian provinces. Parties to the Western Climate Initiative are working to create a regional program linking the cap and trade emissions programs of its members. Although Ontario has not disavowed its participation in the initiative, it has not developed regulations to establish a cap and trade program.

        In the United States (not a party to the Kyoto Protocol, but a signatory to the Durban platform with respect to the negotiation of a replacement for the Kyoto Protocol), GHG regulation is evolving at state, regional and federal levels. The EPA has issued federal GHG regulations that impact our facilities, including a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). Pursuant to this regulation, the construction of new or modification of existing major sources of GHG emissions became subject to the PSD air permitting program (and later, the Title V permitting program) in January 2011, and the regulation could significantly decrease the emissions thresholds that would subject facilities to these regulations in the future. The United States Supreme Court has accepted a petition for certiorari entertaining certain challenges to the EPA's regulation of GHGs from new and modified emissions sources and a decision in this case is expected by June 2014. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in increased costs or delays in completing such projects.

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

CF INDUSTRIES HOLDINGS, INC.

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida. For additional details regarding this sale, including the assumption by Mosaic of certain liabilities such as the closure and long-term maintenance costs of our phosphogypsum stack systems, see Note 12—Assets and Liabilities Held for Sale in the consolidated financial statements. The sale is expected to close in the first half of 2014. As of December 31, 2013, the area permitted for mining at our Hardee phosphate complex had approximately 38.5 million tons of recoverable phosphate rock reserves, which we expect to meet our requirements, at current production rates, for approximately 11 years. We have secured the necessary permits to mine these reserves from the FDEP and the U.S. Army Corps of Engineers. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated additional 35.3 million tons of recoverable phosphate reserves, which we expect will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. The estimated recoverable phosphate reserves are reflective of the anticipated permittable mining areas based on recent similar permitting efforts. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue and/or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        With the completion of our recent phosphogypsum stack expansion project, this stack has sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including additional expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding operating permits. This date is approximately six years beyond our current estimate of available phosphate rock reserves at our Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        Several of our permits, including our mining permit at the Hardee phosphate complex, require us to reclaim any property disturbed by our operations. At our Hardee property, we currently mine approximately 300 to 500 acres of land each year, all of which must be reclaimed. The costs to reclaim this land vary based on the type of land involved and range from $4,700 to $19,600 an acre, with an average of $12,200 an acre. For additional information on our Hardee asset retirement obligations, see Note 10—Asset Retirement Obligations.

        Our phosphate operations in Florida are subject to regulations governing the closure and long-term maintenance of our phosphogypsum stack systems. At the site of our former Bartow phosphate complex, we estimate that we will spend a total of approximately $5 million between 2014 and 2016 to complete closure of the cooling pond and channels. Water treating expenditures at Bartow

CF INDUSTRIES HOLDINGS, INC.

are estimated to require about $10 million over the next 43 years. Post-closure long-term care expenditures at Bartow are estimated to total approximately $48 million for a 49 year period including 2014. To close the phosphogypsum stack at the Plant City phosphate complex including the recently constructed expansion, we estimate that we will spend approximately $115 million during the years 2038 through 2042, and another $61 million in 2092 to close the cooling pond. Water treating expenditures at Plant City are estimated to approximate $6 million in 2018, $80 million in 2038 through 2042, and $198 million thereafter through 2092. Post-closure long-term care expenditures at Plant City are estimated to total $129 million for a 50 year period commencing in 2043. These amounts are in nominal dollars using an assumed inflation rate of 3%.

        Cost estimates for closure of our phosphogypsum stack systems are based on formal closure plans submitted to the State of Florida, which are subject to revision during negotiations over the next several years. Moreover, the time frame involved in the closure of our phosphogypsum stack systems extends as far as the year 2092. Accordingly, the actual amount to be spent also will depend upon factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in applicable laws and regulations. These cost estimates may also increase if the Plant City phosphogypsum stack is expanded further. For additional information on asset retirement obligations related to our phosphogypsum systems, see Note 10—Asset Retirement Obligations.

Employees and Labor Relations

        As of December 31, 2013, we employed approximately 2,800 full-time and 100 part-time employees.

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

        The price of natural gas in North America has been volatile in recent years. During 2013, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a low of $3.08 per MMBtu on January 11, 2013 and a high of $4.52 per MMBtu on December 24, 2013. During the three year period ended December 31, 2013, the average daily closing price at the Henry Hub reached a high of $4.92 per MMBtu on June 9, 2011 and a low of $1.84 per MMBtu on April 20, 2012.

        Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        North American prices have declined over the last several years in response to increased supply from the development of production from shale gas formations. Future production of natural gas from shale gas formations could be reduced by regulatory changes that restrict drilling or increase its cost for other reasons. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States, natural gas prices could rise, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our business is cyclical, resulting in periods of industry oversupply during which our financial condition, results of operations and cash flows tend to be negatively affected.

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

CF INDUSTRIES HOLDINGS, INC.

Our products are global commodities and we face intense global competition from other fertilizer producers.

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

        China, the world's largest producer and consumer of fertilizers, is expected to continue expanding its fertilizer production capability. If Chinese government policy, or decreases in Chinese producers' underlying costs such as the price of Chinese coal, encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could adversely affect our business, financial condition, results of operations and cash flows.

        Russia and Ukraine have significant capacity to produce and export nitrogen fertilizers, and producers in these countries continue to pay below-market prices for natural gas due to ongoing government intervention in natural gas pricing. Competition in the United States with imports of solid urea and fertilizer grade ammonium nitrate from Russia and Ukraine is currently subject to the discipline imposed by U.S. antidumping duty orders, which require such imports to be priced at or above fair value when sold in the U.S. market. The antidumping orders have affected the pricing of these imports, and have also restrained the volumes imported. However, if there were to be significant decreases in the antidumping duty rates applied to most Russian and Ukrainian exporters, we could face much higher volumes of lower priced Russian and Ukrainian urea and fertilizer grade ammonium nitrate in the United States. The Russian and Ukrainian solid urea antidumping orders are expected to remain in place until at least December 2016. The Russian ammonium nitrate order is currently scheduled to remain in place until at least August 2016; the Ukrainian ammonium nitrate order is expected to remain in place until at least June 2018.

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

        State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, in part, due to federal legislation mandating use of renewable fuels. This increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics.

CF INDUSTRIES HOLDINGS, INC.

While the current Renewable Fuels Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to allow increased ethanol imports and to eliminate the fuel mandate, either of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. In November 2013, the EPA proposed to reduce the renewable fuels volumes required for calendar year 2014 to around current consumption levels. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.

Our transportation and distribution activities rely on third party providers, which subjects us to risks and uncertainties beyond our control that may adversely affect our operations and exposure to liability.

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

        The railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard (TIH) materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products.

Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.

        Our operations are subject to hazards inherent in the manufacturing, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These

CF INDUSTRIES HOLDINGS, INC.

hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.

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

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on the initial analysis of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident. In addition, the increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

Cyber security risks could result in disruptions in business operations and adverse operating results.

        As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems, among other things, to manage our accounting, manufacturing, supply chain and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information systems could have severe financial and other business implications.

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

We may not be able to complete our capacity expansion projects on schedule as planned, on budget or at all due to a number of factors, many of which are beyond our control.

        On November 1, 2012, we announced that we will construct new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. Our Board of Directors has authorized expenditures of $3.8 billion for the projects. Total invested on these projects through December 31, 2013 was $680.5 million.

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

        The Donaldsonville and Port Neal expansion projects are dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to build the new units on a timely basis and on acceptable economic terms. If any of the third parties fails to perform as we expect, our ability to meet our expansion goals would be affected.

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

CF INDUSTRIES HOLDINGS, INC.

our projected returns from any future acquisitions, partnerships, joint ventures or other major investments.

We are subject to numerous environmental and health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.

        We are subject to numerous environmental and health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to land reclamation; the generation, treatment, storage, disposal and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, the Toxic Substances Control Act and various other federal, state, provincial, local and international statutes.

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

CF INDUSTRIES HOLDINGS, INC.

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

        As of December 31, 2013, the area permitted by local, state and federal authorities for mining at our Hardee phosphate complex contained approximately 38.5 million tons of recoverable phosphate rock reserves, which will meet our requirements, at current operating rates, for approximately 11 years. We have initiated the process of applying for authorization and permits to expand the geographical area in which we can mine at our Hardee property. The expanded geographical area has an estimated 35.3 million tons of recoverable phosphate reserves, which will allow us to conduct mining operations at our Hardee property for approximately 10 additional years at current operating rates, assuming we secure the authorization and permits to mine in this area. In Florida, local community participation has become an important factor in the authorization and permitting process for mining companies. A denial of the authorizations or permits to continue or expand our mining operations at our Hardee property would prevent us from mining all of our reserves and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We have secured the state environmental authorization to increase the capacity of our phosphogypsum stack system at Plant City. The Phase II expansion project was completed in July 2013 and will provide sufficient capacity to meet our requirements through 2026 at current operating rates and subject to regular renewals of our operating permits. Including further expansion phases, the estimated stack system capacity is expected to meet our requirements until 2040 at current operating rates and is subject to securing the corresponding construction and operating permits. This time frame is approximately five years beyond our current estimate of available phosphate rock reserves at our

CF INDUSTRIES HOLDINGS, INC.

Hardee mine. A decision by the state or federal authorities to deny a renewal of our current permits or to deny operating permits for the expansion of our stack system could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.

        We are subject to greenhouse gas (GHG) regulations in the United Kingdom, Canada and the United States. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have significant impacts on the fertilizer industry due to the fact that our production facilities emit GHGs such as carbon dioxide and nitrous oxide. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States or Canada, our competitors may have cost or other competitive advantages over us.

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

CF INDUSTRIES HOLDINGS, INC.

        Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date, thereby significantly increasing our liquidity. Any cash payments received in advance from customers in connection with forward sales are reflected on our balance sheet as a current liability until the related orders are shipped, which can take up to several months. As of December 31, 2013 and 2012, our current liability for customer advances related to unshipped orders equaled approximately 7% and 17%, respectively, of our cash and cash equivalents.

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

        We also sell phosphate products on a forward basis. In 2013, forward sales of phosphate fertilizer products represented approximately 14% of our phosphate fertilizer volume. Unlike our nitrogen fertilizer products where we have the opportunity to fix or cap the cost of natural gas, we typically are unable to do the same for the cost of phosphate raw materials, such as sulfur and ammonia, which are among the largest components of our phosphate fertilizer costs. As a result, we are typically exposed to margin risk on phosphate products sold on a forward basis.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Our nitrogen fertilizer operations are concentrated in seven separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represents approximately 40% of the Company's ammonia production capacity. Our phosphate fertilizer operations are dependent on our phosphate mine and associated beneficiation plant in Hardee County, Florida; our phosphate fertilizer complex in Plant City, Florida; and our ammonia terminal in Tampa, Florida. The suspension of operations at any of these key facilities could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business. In addition, a number of our key facilities, including the Donaldsonville complex and all of our phosphate operations, are located in regions of the United States that experience a relatively high level of hurricane activity. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas and sulfur in the Gulf of Mexico region.

We are exposed to risks associated with our joint ventures.

        We participate in joint ventures including Point Lisas (which owns a facility in the Republic of Trinidad and Tobago), GrowHow (which owns facilities in Billingham and Ince, United Kingdom) and Keytrade (a global fertilizer trading company headquartered near Zurich, Switzerland). Our joint venture partners may share a measure of control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject the joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.

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

        Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2013, we derived approximately 18% of our net sales from outside of the United States. Our business operations include our nitrogen fertilizer complex in Medicine Hat, Alberta, our nitrogen fertilizer manufacturing facility in Courtright, Ontario, a 50% interest in an ammonia production joint venture in Trinidad, a 50% interest in a U.K. joint venture for the production of anhydrous ammonia and other fertilizer products and a 50% interest in a fertilizer trading operation headquartered near Zurich, Switzerland.

Our investments in securities are subject to risks that may result in losses.

        Our cash flows from operations have resulted in cash and cash-equivalents of approximately $1.7 billion as of December 31, 2013. We generally invest these cash and cash equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in

CF INDUSTRIES HOLDINGS, INC.

market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.

        Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        As of December 31, 2013, we had approximately $3.1 billion of total indebtedness, consisting primarily of senior notes with varying maturity dates between 2018 and 2043. We had excess borrowing capacity for general corporate purposes under our existing revolving credit facility of approximately $995.1 million. The terms of our existing indebtedness allow us to incur significant additional debt in the future. Our existing indebtedness and any additional debt we may incur in the future could have negative consequences on our business should operating cash flows be insufficient to cover debt service, which would adversely affect our operations and liquidity.

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

CF INDUSTRIES HOLDINGS, INC.

adverse effect on our results of operations. Additionally, if we are unable to find, hire and retain needed key personnel in the future, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are subject to risk associated with the strategic agreements that we entered into with the Mosaic Company, including the risk that we may not be able to complete the sale of our phosphate business to the Mosaic Company as planned, or at all, due to a number of factors, many of which are beyond our control.

        In October 2013, we entered into a definitive agreement with the Mosaic Company (Mosaic) to sell our entire phosphate mining and manufacturing business, which is located in Florida, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction. Mosaic is assuming certain liabilities related to the phosphate mining and manufacturing, and we will transfer to Mosaic the value of our asset retirement obligation trust and escrow funds. The phosphate business sale transaction is expected to close in the first half of 2014.

        The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. If these conditions are not satisfied or waived (to the extent permitted by law), the closing of the phosphate sale transaction may be delayed or may not occur. Further, disruptions related to the proposed transactions with Mosaic could harm our relationships with our customers, employees or suppliers.

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

  •
  our ability to manage our indebtedness;

  •
  loss of key members of management and professional staff; and

  •
  risks and uncertainties arising from the possibility that the proposed transactions with Mosaic may be delayed or may not occur, including delays arising from any ability to obtain governmental approvals of the transactions; the risk that other conditions to the closing of the proposed transactions with Mosaic may not be satisfied; difficulties with realization of the benefits of the proposed transactions with Mosaic; the risk that disruptions from the proposed transactions with Mosaic will harm relationships with customers, employees and suppliers.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Information regarding our facilities and properties is included in Part I, Item 1. Business—Operating Segments and Part I, Item 1. Business—Storage Facilities and Other Properties.

ITEM 3.    LEGAL PROCEEDINGS.

Litigation

West Fertilizer Co.

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on the initial analysis of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.

Other Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these routine matters will not have a material adverse effect on our consolidated financial position or results of operations.

Environmental

Clean Air Act Notice of Violation

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. Although this matter has been referred to the United States Department of Justice (DOJ), the Company has continued to meet with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

CF INDUSTRIES HOLDINGS, INC.

        We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

EPCRA/CERCLA Notice of Violation

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that the Company violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

Federal and State Numeric Nutrient Criteria Regulation

        For information on the Company's challenge to the EPA's regulation establishing numeric nutrient criteria for Florida waters, see Business—Environmental, Health and Safety and Note 28—Contingencies.

CERCLA/Remediation Matters

        For information on pending proceedings relating to environmental remediation matters, see Business—Environmental, Health and Safety and Note 28—Contingencies.

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

CF INDUSTRIES HOLDINGS, INC.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices
			Dividends per Share
2013	High	Low
First Quarter	$233.43	$189.74	$0.40
Second Quarter	197.38	170.53	0.40
Third Quarter	216.49	169.33	0.40
Fourth Quarter	239.40	203.04	1.00

	Sales Prices
			Dividends per Share
2012	High	Low
First Quarter	$195.48	$149.58	$0.40
Second Quarter	203.32	154.17	0.40
Third Quarter	227.99	190.10	0.40
Fourth Quarter	226.50	191.90	0.40

        As of February 12, 2014, there were 902 stockholders of record.

        The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2013.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Cumulative Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2013 - October 31, 2013	65	(2)	$215.16		5,827,272	$1,889,000
November 1, 2013 - November 30, 2013	628,967	(1)	216.57	(3)	6,456,239	1,752,300
December 1, 2013 - December 31, 2013	884,443	(1)	227.94	(3)	7,340,682	1,550,700

Total	1,513,475		223.21

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program). This program is discussed in Note 25—Stockholders' Equity, in the notes to the consolidated financial statements included in Item 8 of this report.

(2)
Repurchases represents shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

(3)
Average price paid per share of common stock repurchased under the 2012 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected historical financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our consolidated financial statements, which are not included in this document. Since April 2010, the results of Terra have been included in our consolidated financial statements.

        The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$5,474.7	$6,104.0	$6,097.9	$3,965.0	$2,608.4
Cost of sales	2,954.5	2,990.7	3,202.3	2,785.5	1,769.0

Gross margin	2,520.2	3,113.3	2,895.6	1,179.5	839.4

Selling, general and administrative	166.0	151.8	130.0	106.1	62.9
Restructuring and integration costs	—	—	4.4	21.6	—
Other operating—net	(15.8)	49.1	20.9	166.7	96.7

Total other operating costs and expenses	150.2	200.9	155.3	294.4	159.6
Equity in earnings of operating affiliates	41.7	47.0	50.2	10.6	—

Operating earnings	2,411.7	2,959.4	2,790.5	895.7	679.8
Interest expense (income)—net	147.5	131.0	145.5	219.8	(3.0)
Loss on extinguishment of debt	—	—	—	17.0	—
Other non-operating—net	54.5	(1.1)	(0.6)	(28.8)	(12.8)

Earnings before income taxes and equity in earnings (loss) of non-operating affiliates	2,209.7	2,829.5	2,645.6	687.7	695.6
Income tax provision	686.5	964.2	926.5	273.7	246.0
Equity in earnings (loss) of non-operating affiliates—net of taxes	9.6	58.1	41.9	26.7	(1.1)

Net earnings	1,532.8	1,923.4	1,761.0	440.7	448.5
Less: Net earnings attributable to the noncontrolling interest	68.2	74.7	221.8	91.5	82.9

Net earnings attributable to common stockholders	$1,464.6	$1,848.7	$1,539.2	$349.2	$365.6

Cash dividends declared per common share	$2.20	$1.60	$1.00	$0.40	$0.40

Share and per share data:
Net earnings attributable to common stockholders:
Basic	$24.87	$28.94	$22.18	$5.40	$7.54
Diluted	24.74	28.59	21.98	5.34	7.42
Weighted average common shares outstanding:
Basic	58.9	63.9	69.4	64.7	48.5
Diluted	59.2	64.7	70.0	65.4	49.2

CF INDUSTRIES HOLDINGS, INC.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Other Financial Data:
Depreciation, depletion and amortization	$410.6	$419.8	$416.2	$394.8	$101.0
Capital expenditures	823.8	523.5	247.2	258.1	235.7

	December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$1,710.8	$2,274.9	$1,207.0	$797.7	$697.1
Short-term investments	—	—	—	3.1	185.0
Total assets	10,678.1	10,166.9	8,974.5	8,758.5	2,494.9
Customer advances	120.6	380.7	257.2	431.5	159.5
Total debt	3,098.1	1,605.0	1,617.8	1,959.0	4.7
Total equity	5,438.4	6,282.2	4,932.9	4,433.4	1,744.9

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings
  •
  Our Company
  •
  Items Affecting Comparability of Results
  •
  Financial Executive Summary
  •
  Key Industry Factors
  •
  Factors Affecting Our Results
  •
  Results of Consolidated Operations
  •
  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        In October 2013, we entered into a definitive agreement with the Mosaic Company (Mosaic) to sell our entire phosphate mining and manufacturing business, which is located in Florida for, a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana

CF INDUSTRIES HOLDINGS, INC.

nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction. The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. The phosphate business sale transaction is expected to close in the first half of 2014. For additional details regarding this sale, see Note 12—Assets and Liabilities Held for Sale to the consolidated financial statements to our consolidated financial statements included in Item 8 of this report.

        Our principal nitrogen segment assets include:

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

        As a result of the agreement to sell the phosphate mining and manufacturing business to Mosaic, the assets and liabilities of our phosphate segment, including an integrated ammonium phosphate fertilizer complex and a phosphate rock mine and associated beneficiation plant—but excluding accounts receivable, accounts payable and certain phosphate inventory, which will be retained by us and settled in the ordinary course—are classified as assets or liabilities held for sale.

Items Affecting Comparability of Results

Planned Disposition of the Phosphate Business and Ammonia Supply Agreements

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon

CF INDUSTRIES HOLDINGS, INC.

completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our PLNL joint venture beginning at the closing of the phosphate business sale transaction. The ammonia price under the Donaldsonville supply agreement will be based on the cost of natural gas delivered to Donaldsonville. Pricing under the PLNL supply agreement will be similar to that in the existing agreement under which CF Industries purchases ammonia from PLNL.

        The phosphate mining and manufacturing business assets we are selling in the phosphate business sale transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic is assuming certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. We are also transferring to Mosaic the value of the phosphate mining and manufacturing business asset retirement obligation trust and escrow funds totaling approximately $200 million.

        The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the HSR Act, approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. The phosphate business sale transaction is expected to close in the first half of 2014.

        The assets and liabilities of our phosphate business segment being sold to Mosaic comprise a disposal group that is classified on our December 31, 2013 Consolidated Balance Sheet as assets or liabilities held for sale. The accounts receivable, and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities will not be sold to Mosaic in the phosphate business sale transaction and will be retained by us and settled in the ordinary course. These retained assets and liabilities of our phosphate segment are not included in assets or liabilities held for sale. Effective November 1, 2013 we ceased depreciation on amounts in property, plant and equipment classified as held for sale. The depreciation that would have been recorded for November and December is estimated at approximately $8.1 million. The contract to supply ammonia to the disposed business from our PLNL joint venture represents the continuation, following the phosphate business sale transaction, of a supply arrangement that historically has been maintained between the phosphate business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

CFL Selling Price Modifications

        Prior to April 30, 2013, CF Industries, Inc. (CF Industries) owned 49% of the voting common shares and 66% of the non-voting preferred shares of Canadian Fertilizers Limited (CFL), an Alberta, Canada based nitrogen fertilizer manufacturer and had the right to purchase 66% of the production of CFL. Also prior to April 30, 2013, Viterra, Inc. (Viterra) held 34% of the equity ownership of CFL and had the right to purchase up to 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. CFL was a variable interest entity that was consolidated in our financial statements. On April 30, 2013, CF Industries completed the acquisitions of all of the outstanding interests in CFL that it did not already own and CFL became our wholly owned subsidiary.

CF INDUSTRIES HOLDINGS, INC.

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. An initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price of products purchased from CFL and the price based on production cost plus an agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by the Company on an interim basis. Until April 30, 2013 when CFL became a wholly owned subsidiary in our financial statements, net sales and accounts receivable attributable to CFL were solely generated by transactions with Viterra, as all transactions with CF Industries were eliminated in consolidation in our financial statements.

        In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries, which eliminated the requirement to pay to CFL the difference between the market price and the price based on production cost plus an agreed-upon margin. The following summarizes the selling prices in the product purchase agreements that impacted the Company's results due to sales transactions to Viterra both before and after the effective date of the amendment.

  •
  For the 2011 annual reporting period, the Company's consolidated financial statements reflect market-based selling prices for products purchased from CFL, including sales made by CFL to Viterra.

  •
  For the 2012 annual reporting period, and between the period of January 1, 2013 and April 30, 2013, CFL selling prices were based on production cost plus an agreed-upon margin.

  •
  Starting on April 30, 2013, CFL became a wholly owned subsidiary of CF Industries. Once CFL became a wholly owned subsidiary, CF industries began purchasing all of the output of CFL for resale and reported those sales in its consolidated financial statements at market prices.

        As a result, the financial results for 2013 include four months of selling prices based on production cost plus an agreed-upon margin and eight months of market based selling prices. These selling price amendments to the product purchase agreements impact the comparability of the Company's financial results. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of the Company's net earnings attributable to common stockholders or net cash flows for the same period.

        In order to provide comparable information for the periods presented, certain financial information is being provided for the prior year comparable periods adjusted as if the current year CFL pricing calculation pattern of four months of cost based pricing and eight months of market based pricing had been used in the prior year comparable periods.

        We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). Management believes that the presentation in this report of non-GAAP financial measures of certain adjusted data and the period-to-period percentage changes in such measures, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. This information includes net sales, gross margin, net earnings attributable to the noncontrolling interest, nitrogen net sales, nitrogen gross margin, nitrogen gross margin as a percentage of nitrogen net sales, and average selling prices per ton of ammonia and urea presented on an as adjusted basis as if all CFL sales to the noncontrolling interest had been priced based on the modified pricing calculation methodology (production cost plus the agreed-upon margin) for the first four

CF INDUSTRIES HOLDINGS, INC.

months and at market for the remaining eight months of 2011 and 2012. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the periods, operating performance and do not purport to represent what our actual consolidated results of operations would have been, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

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

Financial Executive Summary

  •
  During 2013, we experienced lower net sales and net earnings as compared to the prior year due to weakness in the global fertilizer markets. The lower earnings were due primarily to lower selling prices for both nitrogen and phosphate fertilizers and higher natural gas costs as compared to the prior year. The decline in global nitrogen selling prices was attributable to increased supply due primarily to higher exports from China. The decline in phosphate selling prices reflected weaker demand from India.

  •
  In 2013, we reported net earnings attributable to common stockholders of $1.5 billion compared to net earnings of $1.8 billion in 2012, or a decline of 21%. Our 2013 results included $52.9 million of pre-tax unrealized mark-to-market gains ($33.5 million after tax) on natural gas derivatives and $20.8 million of realized and unrealized net gains ($13.2 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs.

CF INDUSTRIES HOLDINGS, INC.

  •
  Net earnings attributable to common stockholders of $1.8 billion for 2012 included $66.5 million of net pre-tax unrealized mark-to-market gains ($41.2 million after tax) on natural gas derivatives, $8.1 million of realized and unrealized net gains ($5.0 million after tax) on foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

  •
  Diluted net earnings per share attributable to common stockholders decreased 13% to $24.74 in 2013 from $28.59 for 2012 due to lower earnings partially offset by a lower average number of outstanding common shares due to our share repurchase program.

  •
  Our gross margin declined by $593.1 million, or 19%, to $2.5 billion in 2013 from $3.1 billion in 2012 due to lower nitrogen and phosphate segment earnings as a result of lower average selling prices and lower phosphate sales volume. In the nitrogen segment, gross margin decreased by $468.3 million, or 16%, due primarily to lower average selling prices. In the phosphate segment, gross margin decreased $124.8 million, or 62%, due to declines in both average selling prices and volume.

  •
  Our net sales decreased $629.3 million, or 10%, in 2013 compared to 2012. In the nitrogen segment, net sales decreased by 8% due primarily to an 8% reduction in average selling prices. In the phosphate segment, net sales declined by 21% due to a 13% decline in average selling prices and a 9% decline in sales volume.

  •
  Net cash generated from operating activities during 2013 was $1.5 billion as compared to $2.4 billion in 2012. The $0.9 billion decline was due to the combination of lower net earnings and higher net working capital levels due primarily to lower accrued income taxes and lower customer advances as customers delayed purchasing decisions in 2013 as compared to the prior year.

  •
  Cash used in investing activities increased by $505.8 million in 2013 to $1,019.3 million as compared to $513.5 million in the prior year. The increase was due primarily to a $300.3 million increase in capital expenditures and a $154.0 million deposit into a restricted cash account, both primarily related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  In October 2013, we entered into a set of strategic agreements with Mosaic. The agreements include: a definitive agreement to sell the entirety of CF Industries' phosphate mining and manufacturing business, which is located in Florida, to Mosaic for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and agreements under which the Company will supply Mosaic with ammonia from its Donaldsonville, Louisiana nitrogen complex and the Company's Point Lisas Nitrogen Ltd. (PLNL) joint venture.

  •
  During 2013, we repurchased 7.3 million shares of our common stock at an average price of $197.43 representing 12% of the prior year end outstanding shares at a cost of $1.4 billion.

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

Natural Gas Prices

        Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN and AN. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America declined over the past several years, but are subject to volatility. During the three year period ended December 31, 2013, the average daily closing price at the Henry Hub reached a high of $4.92 per MMBtu on June 9, 2011 and a low of $1.84 per MMBtu on April 20, 2012. Natural gas costs rose 8% in 2013 from 2012. Expenditures on natural gas, including realized gains and losses, comprised approximately 41% of the total cost of sales for our nitrogen fertilizer products in 2013 up from 39% in 2012. Natural gas costs represented a higher percentage of cash production costs (total production costs less depreciation and amortization).

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

Global Trade in Fertilizer

        In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit and governmental policies affecting trade and other matters. The development of additional natural gas reserves in North America over the last few years has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. These lower natural gas costs contributed to announcements of several nitrogen fertilizer capacity expansion projects in North America. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.

CF INDUSTRIES HOLDINGS, INC.

        Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen based fertilizers located in the Middle East, Ukraine, Republic of Trinidad and Tobago, Venezuela, North Africa and China are major exporters to North America.

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

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees, including those for corporate initiatives.

CF INDUSTRIES HOLDINGS, INC.

        Other Operating—Net.    Other operating—net includes the costs associated with engineering studies for proposed capital projects, administrative costs associated with our capacity expansion projects, and other costs that do not relate directly to our central operations. Costs included in "other costs" can include foreign exchange gains and losses, unrealized gains and losses on foreign currency derivatives, costs associated with our closed facilities, engineering studies, amounts recorded for environmental remediation for other areas of our business, litigation expenses and gains and losses on the disposal of fixed assets.

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

        Interest Expense.    Our interest expense includes the interest on our long-term debt and notes payable, amortization of the related fees required to execute financing agreements and annual fees on our senior revolving credit facility. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the facility along with all other construction costs.

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

        Equity in Earnings of Non-Operating Affiliates—Net of Taxes.    Equity in earnings of non-operating affiliates—net of taxes represents our share of the net earnings of the entities that we account for using the equity method and exclude from operating earnings. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings of non-operating affiliates—net of taxes relate to our investments in GrowHow and Keytrade. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. We account for these investments as non-operating equity method investments, and exclude the net earnings of these investments in earnings from operations since these operations do not provide additional production capacity to us, nor are these operations integrated within our supply chain.

        Net Earnings Attributable to the Noncontrolling Interest.    Net earnings attributable to the noncontrolling interest for 2013 and 2012 included the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. Net earnings attributable to the noncontrolling interest

CF INDUSTRIES HOLDINGS, INC.

for the first four months of 2013 and all of 2012 also included the interest of the 34% holder of CFL's equity ownership. On April 30, 2013 we purchased the noncontrolling interests of CFL, which is the primary reason for the 2013 decline in earnings attributable to the noncontrolling interest.

        We own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights once a minimum distribution threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Year Ended December 31,
	2013	2012	2011	2013 v. 2012		2012 v. 2011
	(in millions, except per share amounts)
Net sales	$5,474.7	$6,104.0	$6,097.9	$(629.3)	(10)%	$6.1	—%
Cost of sales	2,954.5	2,990.7	3,202.3	(36.2)	(1)%	(211.6)	(7)%

Gross margin	2,520.2	3,113.3	2,895.6	(593.1)	(19)%	217.7	8%
Selling, general and administrative expenses	166.0	151.8	130.0	14.2	9%	21.8	17%
Restructuring and integration costs	—	—	4.4	—	N/M	(4.4)	(100)%
Other operating—net	(15.8)	49.1	20.9	(64.9)	(132)%	28.2	135%

Total other operating costs and expenses	150.2	200.9	155.3	(50.7)	(25)%	45.6	29%
Equity in earnings of operating affiliates	41.7	47.0	50.2	(5.3)	(11)%	(3.2)	(6)%

Operating earnings	2,411.7	2,959.4	2,790.5	(547.7)	(19)%	168.9	6%
Interest expense	152.2	135.3	147.2	16.9	12%	(11.9)	(8)%
Interest income	(4.7)	(4.3)	(1.7)	(0.4)	9%	(2.6)	153%
Other non-operating—net	54.5	(1.1)	(0.6)	55.6	N/M	(0.5)	83%

Earnings before income taxes and equity in earnings of non-operating affiliates	2,209.7	2,829.5	2,645.6	(619.8)	(22)%	183.9	7%
Income tax provision	686.5	964.2	926.5	(277.7)	(29)%	37.7	4%
Equity in earnings of non-operating affiliates—net of taxes	9.6	58.1	41.9	(48.5)	(83)%	16.2	39%

Net earnings	1,532.8	1,923.4	1,761.0	(390.6)	(20)%	162.4	9%
Less: Net earnings attributable to noncontrolling interest	68.2	74.7	221.8	(6.5)	(9)%	(147.1)	(66)%

Net earnings attributable to common stockholders	$1,464.6	$1,848.7	$1,539.2	$(384.1)	(21)%	$309.5	20%

Diluted net earnings per share attributable to common stockholders	$24.74	$28.59	$21.98	$(3.85)		$6.61
Diluted weighted average common shares outstanding	59.2	64.7	70.0	(5.5)		(5.3)
Dividends declared per common share	$2.20	$1.60	$1.00	$0.60		$0.60

N/M—Not Meaningful

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an

CF INDUSTRIES HOLDINGS, INC.

agreed-upon margin from market-based pricing retroactive to January 1, 2012. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between 2013 and prior years. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

        The financial results for 2013 include four months of CFL selling prices based on production cost plus an agreed-upon margin and eight months of market based selling prices.

        The following table adjusts the results for 2012 and 2011 to a similar selling price pattern of four months based on production costs and eight months based on market prices to be comparable to the 2013 results.

	Year Ended December 31,
	2013	2012	2011	2013 v. 2012		2012 v. 2011
	(in millions)
Net sales
As Reported	$5,474.7	$6,104.0	$6,097.9	$(629.3)	(10)%	$6.1	0%
Impact of selling price adjustment	—	135.9	(41.5)	(135.9)		177.4

As adjusted	$5,474.7	$6,239.9	$6,056.4	$(765.2)	(12)%	$183.5	3%

Gross margin
As Reported	$2,520.2	$3,113.3	$2,895.6	$(593.1)	(19)%	$217.7	8%
Impact of selling price adjustment	—	135.9	(41.5)	(135.9)		177.4

As adjusted	$2,520.2	$3,249.2	$2,854.1	$(729.0)	(22)%	$395.1	14%

Net earnings attributable to the noncontrolling interest
As Reported	$68.2	$74.7	$221.8	$(6.5)	(9)%	$(147.1)	(66)%
Impact of selling price adjustment		135.9	(41.5)	(135.9)		177.4

As adjusted	$68.2	$210.6	$180.3	$(142.4)	(68)%	$30.3	17%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Operating Results

        Net sales and net earnings for 2013 declined in both the nitrogen and phosphate segments from prior year levels. These declines were due to increased supply and weakness in global fertilizer markets. Higher exports by Chinese producers increased supply and weighed on global nitrogen prices, while weaker demand from India had a similar impact on phosphate prices. North American demand in 2013 for both nitrogen and phosphate fertilizers was impacted by a delayed fall application period due to a late harvest and a shortened application window due to adverse weather in the Midwest. Additionally, an 8% increase in realized natural gas costs contributed to lower earnings.

        Our gross margin decreased $593.1 million, or 19%, to $2.5 billion in 2013 from $3.1 billion in 2012 reflecting declines in both the nitrogen and phosphate segments. The gross margin was impacted by the CFL selling price modifications previously discussed. On an as adjusted basis, the gross margin decreased 22% from the prior year.

        In the nitrogen segment, the gross margin decreased by $468.3 million, or 16%, to $2.4 billion as compared to $2.9 billion in 2012 due primarily to an 8% decrease in average selling prices, an 8% increase in realized natural gas costs, and a $13.6 million decrease in net unrealized mark-to-market gains on natural gas derivatives in the current year as compared to 2012. The nitrogen segment gross margin was impacted by the CFL sales price modifications. On an as adjusted basis, the gross margin for the nitrogen segment decreased 20%.

CF INDUSTRIES HOLDINGS, INC.

        In the phosphate segment, gross margin decreased by $124.8 million, or 62%, to $74.9 million in 2013 from $199.7 million in 2012, due primarily to a 13% decline in average selling prices and a 9% decrease in volume.

        Net earnings attributable to common stockholders of $1.5 billion for 2013 included $52.9 million of pre-tax unrealized mark-to-market gains ($33.5 million after tax) on natural gas derivatives and $20.8 million ($13.2 million after tax) of net realized and unrealized gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs. Net earnings in 2012 of $1.8 billion included $66.5 million of net pre-tax unrealized mark-to-market gains ($41.2 million after tax) on natural gas derivatives, $8.1 million ($5.0 million after tax) of net realized and unrealized gains on foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

Net Sales

        Net sales decreased 10% to $5.5 billion in 2013 compared to 2012 due to an 8% decrease in the nitrogen segment and a 21% decrease in the phosphate segment. These results were impacted by the CFL selling price modifications. On an as adjusted basis, 2013 net sales decreased 12% compared to 2012.

        In the nitrogen segment, net sales decreased by $418.8 million, or 8%, due primarily to an 8% decrease in average selling prices. The decrease in prices was due primarily to increased supply from China and a shift in product mix from ammonia to UAN. The comparability of 2013 nitrogen segment net sales to prior years was impacted by the CFL sales price modifications. On an as adjusted basis, nitrogen segment net sales declined 11% from 2012. In the phosphate segment, net sales declined $210.5 million, or 21%, due to a 13% decrease in average selling prices and a 9% decrease in volume. The decrease in prices was due primarily to lower global demand, notably India.

Cost of Sales

        Cost of sales decreased $36.2 million, or 1%, from 2012 to 2013. Cost of sales per ton in our nitrogen segment averaged $172 in 2013, a 2% increase over a cost of sales per ton of $168 in 2012. The increase was due primarily to an 8% increase in realized natural gas costs and a $13.6 million decrease in net mark-to-market gains related to natural gas derivatives. Phosphate segment cost of sales averaged $389 per ton in 2013 compared to $397 per ton in the prior year. This 2% decrease was due primarily to reduced raw material costs, namely ammonia and sulfur.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $14.2 million to $166.0 million in 2013 from $151.8 million in 2012. The increase was due primarily to higher corporate office costs, including costs associated with certain information technology development activities, including the implementation and incremental amortization of the cost of a new enterprise resource planning system. Additionally, higher legal fees were incurred due to strategic initiatives including the acquisition of CFL and the sale of the phosphate business.

Other Operating—Net

        Other operating—net was $15.8 million of income in 2013 compared to a $49.1 million net expense in 2012. The 2013 income included $34.3 million in realized and unrealized foreign exchange gains

CF INDUSTRIES HOLDINGS, INC.

including gains on foreign currency derivatives related to our capacity expansion projects, partially offset by $10.8 million of expenses related to our capacity expansion activities and $5.6 million of losses on the disposal of fixed assets. The expense recorded in 2012 consisted primarily of $21.9 million of costs associated with engineering studies for capacity expansion projects at various nitrogen complexes, $13.3 million of environmental and other costs associated with our closed facilities and $5.5 million of losses on the disposal of fixed assets.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates decreased 11% to $41.7 million in 2013 compared to $47.0 million in 2012 due to reduced operating results from these ventures.

Interest—Net

        Net interest expense was $147.5 million in 2013 compared to $131.0 million in 2012. The $16.5 million increase was due primarily to the $1.5 billion of senior notes we issued during the second quarter of 2013, partially offset by higher capitalized interest in 2013 related to our capacity expansion projects.

Other Non-Operating—Net

        Other non-operating-net was a $54.5 million expense in 2013 compared to income of $1.1 million in 2012. As discussed under Items Affecting Comparability of Results-Net Operating Loss Settlement, in 2013 a charge of $55.2 million was recognized for the 73.1% portion of the NOL's we had accumulated prior to our 2005 public offering that will be paid to pre-IPO owners as NOL tax benefits are realized.

Income Taxes

        Our income tax provision for 2013 was $686.5 million on pre-tax income of $2.2 billion, or an effective tax rate of 31.1%, compared to an income tax provision of $964.2 million on pre-tax income of $2.8 billion, or an effective tax rate of 34.1% in the prior year. The effective tax rate was reduced due to an IRS tax settlement (2.2%), the impact of lower state income taxes resulting from our legal entity restructuring (1.5%) and the increased tax benefits from a depletion tax method change (.8%), partially offset by an increased tax expense related to our future repatriation of foreign earnings (1.5%).

        The effective tax rate does not reflect a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 11 to our consolidated financial statements included in Item 8 of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $48.5 million decrease in 2013 compared to 2012 was due primarily to lower earnings at GrowHow due to higher natural gas costs and lower average fertilizer selling prices in the United Kingdom.

CF INDUSTRIES HOLDINGS, INC.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest decreased $6.5 million in 2013 compared to 2012 due primarily to lower net earnings at TNCLP for the year and the April 30, 2013 purchase of the noncontrolling interests in CFL. Net earnings attributable to the noncontrolling interest for 2013 and 2012 include the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP for the entire year. For additional information, see the section titled Items Affecting Comparability of Results earlier in this discussion and analysis.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased to $24.74 in the 2013 from $28.59 in 2012 due to a decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted average number of shares outstanding due to our share repurchase programs. During 2013, we repurchased 7.3 million shares of our common stock for $1.4 billion, representing 12% of the shares outstanding at December 31, 2012. During 2012, we repurchased 3.1 million shares for $500.0 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Operating Results

        Our total gross margin increased $217.7 million, or 8%, to $3.1 billion in 2012 from $2.9 billion in 2011 due to an increase in gross margin in the nitrogen segment, partially offset by a decrease in the phosphate segment. The gross margin was impacted by the CFL selling price modifications previously discussed. On an as adjusted basis, the gross margin increased 14%.

        In the nitrogen segment, the gross margin increased by $350.4 million, or 14%, to $2.9 billion as compared to $2.6 billion in 2011 due to an increase in average nitrogen fertilizer selling prices, a decrease in natural gas costs and unrealized mark-to-market gains on natural gas derivatives in the current year as compared to unrealized losses in 2011. The nitrogen segment gross margin was impacted by the CFL selling price modifications. On an as adjusted basis, the gross margin for the nitrogen segment increased 21%.

        In the phosphate segment, gross margin decreased by $132.7 million, or 40%, to $199.7 million in 2012 from $332.4 million in 2011, due primarily to lower average phosphate fertilizer selling prices, partially offset by an increase in sales volume.

        Net earnings attributable to common stockholders of $1.8 billion for 2012 included $66.5 million of pre-tax unrealized mark-to-market gains ($41.2 million after tax) on natural gas derivatives and $8.1 million ($5.0 million after tax) of net realized and unrealized gains on foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.

        The net earnings attributable to common stockholders of $1.5 billion for 2011 included a $77.3 million pre-tax unrealized net mark-to-market loss ($48.0 million after tax) on natural gas derivatives, a $34.8 million pre-tax ($21.6 million after tax) non-cash impairment charge related to our Woodward, Oklahoma methanol plant, a $32.5 million ($20.0 million after tax) gain on the sale of four dry product warehouses, $19.9 million ($12.3 million after tax) of accelerated amortization of debt issuance costs recognized upon repayment of the remaining balance of the senior secured term loan in the first quarter of 2011, $4.4 million ($2.7 million after tax) of restructuring and integration costs

CF INDUSTRIES HOLDINGS, INC.

associated with the acquisition of Terra Industries, Inc. (Terra) and a $2.0 million ($1.3 million after tax) gain on the sale of a non-core transportation business.

Net Sales

        Net sales were $6.1 billion in both 2012 and 2011 as increases in the nitrogen segment in 2012 were offset by declines in the phosphate segment. These results were impacted by the CFL selling price modifications. On an as adjusted basis, net sales increased 3%.

        In the nitrogen segment, net sales increased by $84.5 million, or 2%, due primarily to higher nitrogen fertilizer average selling prices which were partially offset by lower sales volume. Average selling prices for nitrogen fertilizer increased due primarily to positive market conditions as favorable weather created a longer application window, tight world market conditions existed for ammonia and urea due to lower international ammonia production and tight domestic supply conditions existed due to increased demand caused by the high level of planted acres and low downstream inventories. Nitrogen segment net sales was impacted by the CFL selling price modifications. On an as adjusted basis, net sales in the nitrogen segment increased 5%.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $21.8 million to $151.8 million in 2012 from $130.0 million in 2011 due primarily to higher corporate office expenses including higher professional service fees associated with the design and implementation of a new enterprise resource planning (ERP) system and higher outside legal fees and employee incentive compensation costs. The higher legal costs were primarily associated with environmental regulatory costs and corporate activities including our planned acquisition of the noncontrolling interest in CFL and capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa.

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

CF INDUSTRIES HOLDINGS, INC.

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

Income Taxes

        Our income tax provision for 2012 was $964.2 million on pre-tax income of $2.8 billion, or an effective tax rate of 34.1%, compared to an income tax provision of $926.5 million on a pre-tax income of $2.6 billion and an effective tax rate of 35.0% in 2011. The decline in the effective tax rate was driven primarily by lower U.S. taxes on foreign earnings as well as lower state taxes in 2012 than in the prior year. The effective tax rate does not include a tax provision on the earnings attributable to the noncontrolling interests in TNCLP (a partnership), which does not record an income tax provision. On August 2, 2012 we entered into a definitive agreement with Glencore International plc. ("Glencore") to acquire the interest in CFL currently owned by Viterra. As a result, CFL recorded an income tax provision in 2012. In 2011, CFL did not record an income tax provision. See Note 11 to our consolidated financial statements included in Item 8 of this report for additional information on income taxes.

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

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to the noncontrolling interest include the interest of the 34% holder of CFL's common and preferred shares and the net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP. The $147.1 million decrease was mainly due to the impact of the CFL selling price modification that was made in 2012. During each quarter of 2012 and 2011, the TNCLP minimum quarterly distribution was exceeded, which entitled us to receive increased distributions on our general partner interests as provided for in the TNCLP Agreement of Limited

CF INDUSTRIES HOLDINGS, INC.

Partnership. For additional information, see Note 4 to our consolidated financial statements included in Item 8 of this report.

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

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Year Ended December 31,
	2013	2012	2011	2013 v. 2012		2012 v. 2011
	(in millions, except as noted)
Net sales	$4,677.8	$5,096.6	$5,012.1	$(418.8)	(8)%	$84.5	2%
Cost of sales	2,232.5	2,183.0	2,448.9	49.5	2%	(265.9)	(11)%

Gross margin	$2,445.3	$2,913.6	$2,563.2	$(468.3)	(16)%	$350.4	14%
Gross margin percentage	52.3%	57.2%	51.1%
Tons of product sold (000s)	12,945	12,969	13,002	(24)	(0)%	(33)	(0)%
Sales volume by product (000s)
Ammonia	2,427	2,786	2,668	(359)	(13)%	118	4%
Granular urea	2,506	2,593	2,600	(87)	(3)%	(7)	(0)%
UAN	6,383	6,131	6,241	252	4%	(110)	(2)%
AN	859	839	953	20	2%	(114)	(12)%
Other nitrogen products	770	620	540	150	24%	80	15%
Average selling price per ton by product
Ammonia	$592	$602	$586	$(10)	(2)%	$16	3%
Granular urea	369	441	411	(72)	(16)%	30	7%
UAN	303	308	319	(5)	(2)%	(11)	(3)%
AN	250	266	260	(16)	(6)%	6	2%
Cost of natural gas (per MMBtu)(1)	$3.66	$3.39	$4.28	$0.27	8%	$(0.89)	(21)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$3.72	$2.75	$3.99	$0.97	35%	$(1.24)	(31)%
Depreciation and amortization	$328.4	$334.6	$316.3	$(6.2)	(2)%	$18.3	6%
Capital expenditures	$759.5	$431.3	$177.0	$328.2	76%	$254.3	144%
Production volume by product (000s)
Ammonia(2)	7,105	7,067	7,244	38	1%	(177)	(2)%
Granular urea	2,474	2,560	2,588	(86)	(3)%	(28)	(1)%
UAN (32%)	6,332	6,027	6,349	305	5%	(322)	(5)%
AN	882	839	952	43	5%	(113)	(12)%

(1)
Includes the cost of natural gas purchases and realized gains and losses on natural gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded into other nitrogen products.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications

        As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, in the fourth quarter of 2012, the CFL selling prices to Viterra were modified to cost plus an agreed-upon margin from market-based pricing retroactive to January 1, 2012. This change had no impact on our net earnings attributable to common stockholders as CFL was a consolidated variable interest entity prior to April 30, 2013. However, these changes impact the comparability of certain amounts between 2013 and prior years. On April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly owned subsidiary of CF Industries.

        The financial results for 2013 include four months of CFL selling prices based on production cost plus an agreed-upon margin and eight months of market based selling prices. The following table adjusts the nitrogen segment results for 2012 and 2011 to a similar selling price pattern of 4 months based on production costs and 8 months based on market prices to be comparable to the 2013 results.

	Year Ended December 31,
	2013	2012	2011	2013 v. 2012		2012 v. 2011
	(in millions)
Net sales
As Reported	$4,677.8	$5,096.6	$5,012.1	$(418.8)	(8)%	$84.5	2%
Impact of selling price adjustment	—	135.9	(41.5)	(135.9)		177.4

As adjusted	$4,677.8	$5,232.5	$4,970.6	$(554.7)	(11)%	$261.9	5%

Gross margin
As Reported	$2,445.3	$2,913.6	$2,563.2	$(468.3)	(16)%	$350.4	14%
Impact of selling price adjustment	—	135.9	(41.5)	(135.9)		177.4

As adjusted	$2,445.3	$3,049.5	$2,521.7	$(604.2)	(20)%	$527.8	21%

Gross margin percentage
As Reported	52.3%	57.2%	51.1%
Impact of selling price adjustment	—	1.1	(0.4)

As adjusted	52.3%	58.3%	50.7%

Average selling price per ton by product
Ammonia
As Reported	$592	$602	$586	$(10)	(2)%	$16	3%
Impact of selling price adjustment	—	26	(10)	(26)		36

As adjusted	$592	$628	$576	$(36)	(6)%	$52	9%

Granular Urea
As Reported	$369	$441	$411	$(72)	(16)%	$30	7%
Impact of selling price adjustment	—	24	(6)	(24)		30

As adjusted	$369	$465	$405	$(96)	(21)%	$60	15%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net Sales.    Net sales in the nitrogen segment decreased $418.8 million, or 8%, in 2013 from 2012 due primarily to an 8% decrease in average selling prices. The nitrogen segment net sales were

CF INDUSTRIES HOLDINGS, INC.

impacted by the CFL selling price modifications. On an as adjusted basis, net sales in the nitrogen segment decreased by 11%. Average selling prices decreased to $361 per ton in 2013 from $393 per ton in 2012 including declines of 16% for urea, 6% for AN and 2% for both ammonia and UAN as compared to the prior year. The decline in urea prices versus the prior year was primarily due to increased supply as a result of higher urea exports from Chinese producers during the low tariff export season. The decline in ammonia prices versus the prior year was due to the combination of a weaker nitrogen pricing environment, higher domestic production rates and inventory levels and reduced demand associated with unfavorable weather conditions. During 2013, the cold and wet spring and the shortened fall application season reduced ammonia demand compared to the favorable application environment during 2012. The decline in UAN prices versus the prior year was due primarily to higher global supply of nitrogen products.

        Cost of Sales.    Cost of sales in the nitrogen segment averaged $172 per ton in 2013 compared to $168 per ton in 2012. This 2% increase was due primarily to an 8% increase in the realized cost of natural gas and a $13.6 million reduction in net unrealized mark-to-market gains on natural gas derivatives in the current year compared to 2012. The current year includes a mark-to-market gain on natural gas derivatives of $52.9 million, while 2012 includes a mark-to-market gain of $66.5 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Net sales in the nitrogen segment increased $84.5 million, or 2%, to $5.1 billion in 2012 from $5.0 billion in 2011 due primarily to a 2% increase in average selling prices. The nitrogen segment net sales were impacted by the CFL selling price modifications. On an as adjusted basis, net sales in the nitrogen segment increased 5%. Average nitrogen fertilizer selling prices increased to $393 per ton in 2012 from $385 per ton in 2011 with increases in ammonia and urea. Higher ammonia and urea average selling prices resulted from tight industry-wide supply conditions due to increased U.S. demand caused by the higher level of planted acres in 2012 and expected in 2013, and lower downstream inventories. Sales volume in 2012 approximated the level in 2011 as higher sales of ammonia and other nitrogen products were offset by lower sales volumes of UAN and ammonium nitrate. A favorable application environment for ammonia during 2012 supported the higher sales volume for this product. The lower sales volumes of UAN and ammonia nitrate were due to scheduled plant turnarounds and maintenance activities during 2012 that resulted in lower production of these products. Lower UAN sales volume was also due to a shift in product mix favoring higher margin nitrogen products during the year.

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

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Year Ended December 31,
	2013	2012	2011	2013 v. 2012		2012 v. 2011
	(in millions, except as noted)
Net sales	$796.9	$1,007.4	$1,085.8	$(210.5)	(21)%	$(78.4)	(7)%
Cost of sales	722.0	807.7	753.4	(85.7)	(11)%	54.3	7%

Gross margin	$74.9	$199.7	$332.4	$(124.8)	(62)%	$(132.7)	(40)%
Gross margin percentage	9.4%	19.8%	30.6%
Tons of product sold (000s)	1,857	2,035	1,922	(178)	(9)%	113	6%
Sales volume by product (000s)
DAP	1,408	1,611	1,468	(203)	(13)%	143	10%
MAP	449	424	454	25	6%	(30)	(7)%
Domestic vs. export sales (000s)
Domestic	1,061	1,254	1,197	(193)	(15)%	57	5%
Export	796	781	725	15	2%	56	8%
Average selling price per ton by product
DAP	$427	$493	$565	$(66)	(13)%	$(72)	(13)%
MAP	437	502	565	(65)	(13)%	(63)	(11)%
Depreciation, depletion and amortization(1)	$42.3	$43.5	$50.7	$(1.2)	(3)%	$(7.2)	(14)%
Capital expenditures	$59.0	$64.4	$52.0	$(5.4)	(8)%	$12.4	24%
Production volume by product (000s)
Phosphate rock	3,565	3,483	3,504	82	2%	(21)	(1)%
Sulfuric acid	2,480	2,530	2,633	(50)	(2)%	(103)	(4)%
Phosphoric acid as P2O5(2)	921	975	1,005	(54)	(6)%	(30)	(3)%
DAP/MAP	1,847	1,952	1,997	(105)	(5)%	(45)	(2)%

(1)
In October 2013 we entered into an agreement to sell the phosphate mining and manufacturing business, which is located in Florida, to Mosaic. The assets and liabilities expected to be sold are classified as held for sale. Effective November 1, 2013, we ceased depreciation on amounts in property, plant and equipment. The depreciation that would have been recorded for November and December is estimated at approximately $8.1 million.

(2)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net Sales.    Phosphate segment net sales decreased $210.5 million, or 21%, to $796.9 million in 2013 compared to $1.0 billion in 2012 due to a 13% decline in average selling prices and a 9% decrease in volume. Average DAP and MAP selling prices each decreased 13% with DAP decreasing from $493 to $427 per ton and MAP decreasing from $502 to $437 per ton due primarily to lower global demand, notably India, and buyers delaying purchases due to the expectation for lower prices. Phosphate segment sales volume of 1,857,000 tons in 2013 was 9% lower than 2012 due primarily to reduced domestic sales partially offset by increased exports.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    The average phosphate segment cost of sales of $389 per ton in 2013 was 2% lower than the $397 per ton in the prior year due to lower raw material costs, primarily ammonia and sulfur.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net Sales.    Phosphate segment net sales decreased $78.4 million, or 7%, to $1.0 billion in 2012 compared to $1.1 billion in 2011 due to lower average selling prices, partially offset by higher sales volume. Average selling prices for 2012 decreased by 12% compared to the prior year reflecting lower demand from India. Our total sales volume of phosphate fertilizer of 2.0 million tons in 2012 was 6% higher than in 2011 due primarily to higher export sales volume.

        Cost of Sales.    Average phosphate segment cost of sales of $397 per ton in 2012 was comparable to the $392 per ton in the prior year.

Liquidity and Capital Resources

        Our primary uses of cash are for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight and storage costs and seasonal factors inherent in the business. Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our credit agreement.

        During 2013, the following significant events have had or will have an impact on our cash and liquidity position.

  •
  Under our current Board-authorized $3.0 billion share purchase program, we repurchased 7.3 million common shares in 2013 for a total cost of $1.4 billion.

  •
  Through the end of 2013, we made $0.7 billion of capital expenditures related to our $3.8 billion capacity expansion projects. These projects are expected to be on-stream by 2016. During 2014, we expect to spend approximately $2.0 billion on these projects.

  •
  In April 2013, we completed the acquisition of the remaining noncontrolling interest in CFL for $0.9 billion.

  •
  In October 2013, we entered into a set of strategic agreements with Mosaic including a definitive agreement to sell the entirety of our phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, plus two agreements to supply ammonia to Mosaic. We expect the phosphate business sale transaction will close in the first half of 2014.

  •
  In April 2013, we amended and restated our credit agreement, increasing the revolving credit facility by $0.5 billion to $1.0 billion and extending the maturity date to May 2018.

  •
  In May 2013, we issued $1.5 billion in senior notes with $750 million due in 2023 and $750 million due in 2043.

  •
  In December 2013, we announced our intent to raise up to $1.5 billion in long-term debt in 2014.

Further details regarding these events are provided below.

CF INDUSTRIES HOLDINGS, INC.

Cash and Cash Equivalents

        We had cash and cash equivalents of $1.7 billion as of December 31, 2013 and $2.3 billion as of December 31, 2012. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our excess cash balances in several types of securities including notes and bonds issued by governmental entities or corporations, and money market funds. Securities issued by governmental agencies include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

Share Repurchase Programs

        In the third quarter of 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of CF Holdings common stock through December 31, 2013. During 2011, we repurchased 6.5 million shares under the program for $1.0 billion, and in the second quarter of 2012, we repurchased 3.1 million shares of CF Holdings common stock for $500.0 million, thereby completing this program. In June 2012, all 9.6 million shares that had been repurchased under this program were retired. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in capital by $1,125.9 million and $374.2 million, respectively, as of June 30, 2012.

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors. In 2013, we repurchased 7.3 million shares for $1.4 billion. There were no repurchases under this program in 2012. In 2013 we retired 6.4 million shares of our stock repurchased during the year. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in capital by $1,067.4 million and $180.4 million, respectively.

Capacity Expansion Projects and Restricted Cash

        In November 2012, we announced that our Board of Directors had authorized expenditures of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and securities, cash generated from operations and borrowings. Total cash spent to date on capital expenditures for the expansion projects was $476.9 million, including $356.1 million spent during 2013. In addition, $203.6 million was invested in the expansion project and not paid at December 31, 2013 and recognized in the consolidated balance sheet in the lines labeled accounts payable and accrued expenses and other non-current liabilities.

CF INDUSTRIES HOLDINGS, INC.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Uhde (Uhde) for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the engineering and procurement services contract, we have granted Uhde a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. The amount is projected to reach approximately $375 million at certain points in time during construction and will be zero by the end of the project. At December 31, 2013 there was $154.0 million held in this account. This restricted cash is not included in our cash and cash equivalents and is reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $823.8 million in 2013 as compared to $523.5 million in 2012. The increase in capital expenditures is primarily the result of the $356.1 million spent on the two capacity expansion projects discussed above.

Projected Capital Spending

        We expect capital expenditures in 2014 to be approximately $2.5 billion, including $2.0 billion for the capacity expansion projects and $0.5 billion of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, and other unforeseen difficulties.

Acquisitions of the Noncontrolling Interests in Canadian Fertilizers Limited

        In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly owned subsidiary and we are entitled to purchase 100% of CFL's ammonia and granular urea production. For additional information, see Note 4 to our consolidated financial statements included in Item 8 of this report.

Planned Disposition of Phosphate Business and Ammonia Supply Agreements

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction. See further discussion of this transaction in the section titled Items Affecting Comparability of Results and in Note 12—Assets and Liabilities Held for Sale to the consolidated financial statements included in Item 8 of this report.

CF INDUSTRIES HOLDINGS, INC.

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

        At December 31, 2013, approximately $282.3 million of our consolidated cash and cash equivalents balance of $1.7 billion was held by our Canadian subsidiaries. The cash balance held by the Canadian subsidiaries represents accumulated earnings of our foreign operations which is not considered to be permanently reinvested. We have recognized deferred income taxes on these earnings for the foreign and domestic taxes that would be due upon their repatriation to the United States. At December 31, 2013, the cash tax cost to repatriate the Canadian cash balances would be approximately $14.1 million.

Debt

        We intend to raise up to $1.5 billion in long-term debt in 2014. This new debt, in addition to cash from operations and proceeds from the sale of the phosphate mining and manufacturing business, will fund our capital expenditure programs, dividends to shareholders, working capital and additional share repurchases.

Credit Agreement

        On April 22, 2013, we amended and restated the CF Holdings credit agreement (Credit Agreement) increasing the revolving credit facility from $500 million to $1.0 billion and extending the maturity from May 1, 2017 to May 1, 2018. All obligations under the Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Credit Agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the Credit Agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of December 31, 2013, $995.1 million was available for borrowing under our Credit Agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.

        Our Credit Agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of December 31, 2013, we were in compliance with all covenants under the Credit Agreement and the senior notes indentures.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes

        At December 31, 2013 and December 31, 2012, we had $3.1 billion and $1.6 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2043 as follows:

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

CF INDUSTRIES HOLDINGS, INC.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of December 31, 2013 and 2012, we had $120.6 million and $380.7 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances could likely decrease and our accounts receivable balances could likely increase. Also, borrowing under our Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

        As of December 31, 2013 and 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $0.2 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2013, we had open natural gas derivative contracts for 76.3 million MMBtus and the notional amount of our open foreign currency derivatives was $636.3 million. At December 31, 2013 and 2012, we had no cash collateral on deposit with counterparties for derivative contracts.

Financial Assurance Requirements

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance obligations related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and

CF INDUSTRIES HOLDINGS, INC.

our closed Bartow, Florida phosphate fertilizer complex. These financial assurance obligations result from two requirements. The first is a 2010 consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). The second is State of Florida financial assurance regulations (Florida Financial Assurance) that apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We maintain a trust account for the benefit of the EPA and the FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheets, these are collectively referred to as "Asset retirement obligation funds" (ARO funds) and at December 31, 2013, these assets were recorded as assets held for sale. The trust for the Plant City Consent Decree is fully funded, and we expect the remaining $1.0 million will be funded in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. In the fourth quarter of 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida. As a result, the asset retirement obligation funds are included in noncurrent assets held for sale at December 31, 2013. At December 31, 2013 and 2012, the balance in the ARO funds was $203.7 million and $200.8 million, respectively.

        The amounts recognized as expense in operations pertaining to our phosphogypsum stack systems closure and land reclamation are determined and accounted for on an accrual basis as described in Note 10 to our consolidated financial statements included in Item 8 of this report. These expense amounts are expected to differ from the anticipated contributions to the trust and escrow accounts, which are based on the guidelines set forth in the Plant City Consent Decree and Florida Financial Assurance regulations. Ultimately, the funds in these accounts will be used to fund the closure and maintenance of the phosphogypsum stack systems.

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

Other Liquidity Requirements

        We contributed $7.0 million to our pension plans in 2013. We expect to contribute approximately $21.2 million to our pension plans in 2014.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows

Operating Activities

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net cash generated from operating activities in 2013 was $1.5 billion as compared to $2.4 billion in 2012. The $0.9 billion decline was due to the combination of a $390.6 million decline in net earnings and a higher level of net working capital invested in the business in 2013 versus 2012. During 2013, $740.2 million more was invested in net working capital than in 2012 due primarily to higher income tax payments and lower customer advances as customers delayed purchasing decisions in 2013 as compared to 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Net cash generated from operating activities in 2012 was $2.4 billion as compared to $2.1 billion in 2011. The $296.7 million increase in cash provided by operating activities was due primarily to an increase in net earnings, and a lower level of working capital invested in the business at the end of 2012 as compared to the end of 2011 as lower inventory, lower receivables and higher customer advances and accounts payable and accrued expenses contributed to the lower levels of working capital.

Investing Activities

Years Ended December 31, 2013, 2012 and 2011

        Net cash used in investing activities was $1,019.3 million in 2013 compared to $513.5 million in 2012. Cash used in investing activities in 2013 included $823.8 million in capital expenditures and $154.0 million transferred to a restricted cash account in support of the capacity expansion projects discussed previously. The cash used in investing activities in 2012 was primarily for capital expenditures, partially offset by $65.4 million from the sale of short term securities and property, plant and equipment. The cash used in investing activities in 2011 was primarily for capital expenditures, partially offset by $54.7 million in proceeds from the sale of property, plant and equipment and $37.9 million in sales and maturities of short term securities. Additions to property, plant and equipment accounted for $823.8 million, $523.5 million and $247.2 million of cash used in investing activities in 2013, 2012 and 2011, respectively. The increases in capital expenditures in 2013 and 2012 related primarily to cash spending for the major capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities.

        We made contributions of $2.9 million, $55.4 million and $50.4 million in 2013, 2012 and 2011, respectively, to our asset retirement obligation trust and escrow accounts. The balance in these accounts is reported at fair value on our consolidated balance sheets.

Financing Activities

Years Ended December 31, 2013, 2012 and 2011

        Net cash used in financing activities was $980.3 million in 2013, compared to $796.8 million in 2012, and $1.5 billion in 2011. In May 2013, we issued senior notes and received proceeds of approximately $1.5 billion. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in CFL. Cash used for stock repurchases in 2013, 2012 and 2011 was $1.4 billion, $500.0 million and $1.0 billion, respectively. We distributed $73.7 million to the noncontrolling interests in 2013, compared to $231.8 million in 2012 and $145.7 million in 2011. The decrease in distributions to noncontrolling interests in 2013 was due to the acquisition of the

CF INDUSTRIES HOLDINGS, INC.

noncontrolling interests in CFL in April and the modifications to CFL selling prices in the fourth quarter of 2012, which impacted the payments made the first four months of 2013. In 2012, $13.0 million was used for the repayment of long term debt compared to $346.0 million in 2011.

Contractual Obligations

        The following is a summary of our contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	After 2018	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$800.0	$2,300.0	$3,100.0
Interest payments on long-term debt(1)	177.6	177.6	177.6	177.6	148.4	1,111.5	1,970.3
Other Obligations
Operating leases	88.8	81.5	76.1	58.7	42.3	91.0	438.4
Equipment purchases and plant improvements	175.7	9.2	0.7	—	—	—	185.6
Capacity expansion projects(2)	1,430.0	445.5	71.5	—	—	—	1,947.0
Transportation(3)	95.3	30.3	31.1	21.4	20.7	111.3	310.1
Purchase obligations(4)(5)	537.5	260.3	137.9	134.1	101.1	0.8	1,171.7
Contributions to Pension Plans(6)	21.2	—	—	—	—	—	21.2
Net Operating Loss Settlement(7)	10.2	10.2	10.2	12.3	—	—	42.9

Total(8)	$2,536.3	$1,014.6	$505.1	$404.1	$1,112.5	$3,614.6	$9,187.2

(1)
Based on debt balances before discounts, offering expenses and interest rates as of December 31, 2013.

(2)
We expect to spend approximately $2.0 billion during 2014 related to the $3.8 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section of this discussion and analysis.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2013 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at December 31, 2013. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at December 31, 2013 is $126.4 million with a total remaining commitment of $600.6 million.

CF INDUSTRIES HOLDINGS, INC.

(6)
Represents the contributions we expect to make to our pension plans during 2014. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 11 to our consolidated financial statements included in Item 8 of this report for further discussion of this matter.

(8)
Excludes $128.1 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Other Long-Term Obligations

        As of December 31, 2013, our liabilities held for sale included balances related to asset retirement obligations (AROs) and our other liabilities included environmental remediation liabilities. The estimated timing and amount of cash outflows associated with these liabilities are as follows:

	Payments Due by Period
	2014	2015	2016	2017	2018	After 2018	Total
	(in millions)
Other Long-Term Obligations
Asset retirement obligations(1)(2)	$12.7	$7.1	$11.8	$9.5	$14.0	$827.3	$882.4
Environmental remediation liabilities	3.0	0.6	0.6	0.6	0.6	2.3	7.7

Total	$15.7	$7.7	$12.4	$10.1	$14.6	$829.6	$890.1

(1)
Represents the undiscounted, inflation-adjusted estimated cash outflows required to settle the recorded AROs. The corresponding present value of these future expenditures is $166.6 million as of December 31, 2013. Excludes any amounts we may be required to deposit into our escrow or trust accounts to meet our financial assurance funding requirements. See the discussion of our financial assurance requirements earlier in this section.

We also have unrecorded AROs at our nitrogen manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and closure of effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2013 dollars is approximately $53.0 million. We do not believe that there is a reasonable basis for currently estimating a date or range of dates of cessation of operations at these facilities. Therefore, the table above does not contain any payments for these AROs. See Note 10 to our consolidated financial statements included in Item 8 of this report for further discussion of our AROs. As described in "Financial Assurance Requirements," we are required to set aside cash on an annual basis in escrow and trust accounts established to cover costs associated with closure of our phosphogypsum stack systems if necessary. These accounts will be the source of a significant portion of the cash required to settle the AROs pertaining to the phosphogypsum stack systems.

(2)
Cash flows occurring after 2018 are detailed in the following table.

CF INDUSTRIES HOLDINGS, INC.

        The following table details the undiscounted, inflation-adjusted estimated payments after 2018 required to settle the recorded AROs, as discussed above.

	Payments Due by Period
	2019	2020 - 29	2030 - 39	2040 - 49	2050 - 59	After 2059	Total
	(in millions)
Asset retirement obligations	$5.7	$52.2	$164.3	$253.0	$74.0	$278.1	$827.3

Subsequent Event

        In 2014, we repurchased 1.2 million of the Company's common shares for $294.9 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012. Together with the 7.3 million shares repurchased during 2013, these repurchases bring the total repurchased shares to date under this program to 8.5 million for an aggregate expenditure of $1.7 billion.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 22 to our consolidated financial statements included in Item 8 of this report for additional information concerning leases.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher production costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors, turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shut down including required safety inspections, which entails the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the Consolidated Statements of Cash Flows in the line entitled, "Additions to property, plant and equipment."

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

Asset Retirement Obligations (AROs)

        Asset Retirement Obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. When initially recognized, the fair value based on discounted future cash flows is recorded both as a liability and an increase in the carrying amount of the related long-lived asset. In subsequent periods, depreciation of the asset and accretion of the liability are recorded. For additional information, see Note 10 to our consolidated financial statements included in Item 8 of this report.

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

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2013 dollars is $53.0 million. We have not recorded a liability for these conditional AROs at December 31, 2013 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries

        We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in affiliates including joint ventures in accordance with GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated subsidiaries is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.

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

        We evaluate goodwill for impairment in the fourth quarter at the reporting unit level, which in our case, are the nitrogen and phosphate segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test

CF INDUSTRIES HOLDINGS, INC.

involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value. We identified no goodwill impairment in our 2013 or 2012 reviews. As of December 31, 2013 and 2012, the carrying value of our goodwill was $2.1 billion.

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

        Certain of our foreign currency derivatives that we use to manage our exposure to changes in exchange rates on Euro-denominated expenditures associated with our major capacity expansion projects have been designated as cash flow hedges. The expected cash flows for the capital projects involve the use of judgments and estimates, which are subject to change. We assess, both at the hedge's inception and on an ongoing basis, whether the designated cash flow hedges are highly effective in offsetting changes in cash flows of the hedged items. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, hedge accounting is discontinued in accordance with the derecognition criteria for hedge accounting.

Income Taxes

        We recognize expenses, assets and liabilities for income taxes based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. U.S. income taxes are provided on that portion of the earnings of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. The final taxes paid are dependent upon many factors and judgments, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The judgments made at any point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations. We adjust income tax expense in the period when these changes occur.

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

CF INDUSTRIES HOLDINGS, INC.

        A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in our non-U.S. subsidiaries and corporate joint ventures that are considered to not be permanently reinvested. No deferred income tax liability is recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures, which we believe to be indefinitely reinvested.

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

Pension Assets and Liabilities

        Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $768.6 million at December 31, 2013, which was $67.9 million higher than pension plan assets. The December 31, 2013 PBO was computed based on a weighted average discount rate of 4.8%, which was based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $49.0 million higher or $44.5 million lower, respectively, than the amount previously discussed.

        The weighted average discount rate used to calculate pension expense in 2013 was 4.0%. If the discount rate used to compute 2013 pension expense decreased or increased by 50 basis points, the expense would have been approximately $4.9 million higher or $3.8 million lower, respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 5.1% weighted average expected long-term rate of return on assets used to calculate pension expense in 2013 is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2013 would have been $3.2 million lower or higher, respectively. See Note 7 to our consolidated financial statements included in Item 8 of this report for further discussion of our pension plans.

Consolidation

        We consolidate all entities that we control by ownership of a majority interest and use the equity method to account for investments in affiliates that we do not consolidate, but for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies plus the amortization expense of certain tangible and intangible assets identified as part of purchase accounting. Our judgment regarding the level of influence over our equity method investment includes considering key factors such as ownership interest, representation on the board of directors, participation in policy decisions and

CF INDUSTRIES HOLDINGS, INC.

material intercompany transactions. We regularly review our variable interest entities for potential changes in consolidation status.

        We eliminate from our consolidated financial results all significant intercompany transactions.

Recent Accounting Pronouncements

        See Note 3 to our consolidated financial statements included in Item 8 of this report for a discussion of recent accounting pronouncements.

Discussion of Seasonality Impacts on Operations

        Our sales of fertilizers to agricultural customers are typically seasonal in nature. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather related shifts in planting schedules and purchasing patterns.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to the impact of changes in commodity prices, the valuation of our investments, interest rates and foreign currency exchange rates.

Commodity Prices

        Our net sales, cash flows and estimates of future cash flows related to fertilizer sales are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea and UAN (32%) by approximately $32, $22 and $14, respectively.

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use currently are primarily natural gas fixed price swaps and call options. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        At December 31, 2013 and 2012, we had open derivative contracts for 76.3 million MMBtus and 58.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2013 would result in a favorable change in the fair value of these derivative positions of $60.3 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $60.3 million.

        We purchase ammonia and sulfur for use as raw materials in the production of DAP and MAP. There can be no guarantee that significant increases in input prices can always be recovered through increases in selling prices. We enter into raw material purchase contracts to procure ammonia and

CF INDUSTRIES HOLDINGS, INC.

sulfur at market prices. A $10 per ton change in the related cost of a short ton of ammonia or a long ton of sulfur would change DAP production cost by $2.18 per ton and $3.82 per ton, respectively. We also may, from time to time, purchase ammonia, granular urea, UAN, DAP and MAP to augment or replace production at our facilities.

Interest Rate Fluctuations

        At December 31, 2013, we had four series of senior notes totaling $3.1 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023 and June 1, 2043. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at December 31, 2013 was approximately $3.3 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2013, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        We have entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At December 31, 2013, the notional amount of our open foreign currency forward contracts was approximately $636.3 million and the fair value was a net unrealized gain of $28.9 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $63.6 million.

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

        We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Chicago, Illinois
February 27, 2014

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Net sales	$5,474.7	$6,104.0	$6,097.9
Cost of sales	2,954.5	2,990.7	3,202.3

Gross margin	2,520.2	3,113.3	2,895.6

Selling, general and administrative expenses	166.0	151.8	130.0
Restructuring and integration costs	—	—	4.4
Other operating—net	(15.8)	49.1	20.9

Total other operating costs and expenses	150.2	200.9	155.3
Equity in earnings of operating affiliates	41.7	47.0	50.2

Operating earnings	2,411.7	2,959.4	2,790.5
Interest expense	152.2	135.3	147.2
Interest income	(4.7)	(4.3)	(1.7)
Other non-operating—net	54.5	(1.1)	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	2,209.7	2,829.5	2,645.6
Income tax provision	686.5	964.2	926.5
Equity in earnings of non-operating affiliates—net of taxes	9.6	58.1	41.9

Net earnings	1,532.8	1,923.4	1,761.0
Less: Net earnings attributable to the noncontrolling interest	68.2	74.7	221.8

Net earnings attributable to common stockholders	$1,464.6	$1,848.7	$1,539.2

Net earnings per share attributable to common stockholders
Basic	$24.87	$28.94	$22.18

Diluted	$24.74	$28.59	$21.98

Weighted average common shares outstanding
Basic	58.9	63.9	69.4

Diluted	59.2	64.7	70.0

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012	2011
	(in millions)
Net earnings	$1,532.8	$1,923.4	$1,761.0
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(30.2)	46.7	(7.6)
Unrealized gain on hedging derivatives—net of taxes	1.9	4.6	—
Unrealized gain on securities—net of taxes	1.0	2.6	1.9
Defined benefit plans—net of taxes	33.6	(3.5)	(40.9)

	6.3	50.4	(46.6)

Comprehensive income	1,539.1	1,973.8	1,714.4
Less: Comprehensive income attributable to the noncontrolling interest	67.5	75.4	221.2

Comprehensive income attributable to common stockholders	$1,471.6	$1,898.4	$1,493.2

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,710.8	$2,274.9
Restricted cash	154.0	—
Accounts receivable—net	230.9	217.4
Inventories—net	274.3	277.9
Deferred income taxes	60.0	9.5
Prepaid income taxes	33.4	—
Assets held for sale	74.3	—
Other	92.4	27.9

Total current assets	2,630.1	2,807.6
Property, plant and equipment—net	4,101.7	3,900.5
Asset retirement obligation funds	—	200.8
Investments in and advances to affiliates	926.0	935.6
Goodwill	2,095.8	2,064.5
Noncurrent assets held for sale	679.0	—
Other assets	245.5	257.9

Total assets	$10,678.1	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$564.1	$366.5
Income taxes payable	73.3	187.1
Customer advances	120.6	380.7
Notes payable	—	5.0
Distributions payable to noncontrolling interest	—	5.3
Liabilities held for sale	26.8	—
Other	43.5	5.6

Total current liabilities	828.3	950.2
Long-term debt	3,098.1	1,600.0
Deferred income taxes	833.2	938.8
Noncurrent liabilities held for sale	154.5	—
Other noncurrent liabilities	325.6	395.7
Equity:
Stockholders' equity:
Preferred stock—$0.01par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2013—56,733,712 shares issued and 2012—62,961,628 shares issued	0.6	0.6
Paid-in capital	1,594.3	2,492.4
Retained earnings	3,725.6	3,461.1
Treasury stock—at cost, 2013—885,518 shares and 2012—10,940 shares	(201.8)	(2.3)
Accumulated other comprehensive loss	(42.6)	(49.6)

Total stockholders' equity	5,076.1	5,902.2
Noncontrolling interest	362.3	380.0

Total equity	5,438.4	6,282.2

Total liabilities and equity	$10,678.1	$10,166.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2010	$0.7	$—	$2,732.2	$1,370.8	$(53.3)	$4,050.4	$383.0	$4,433.4
Net earnings	—	—	—	1,539.2	—	1,539.2	221.8	1,761.0
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	(7.0)	(7.0)	(0.6)	(7.6)
Unrealized gain on securities—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Defined benefit plans—net of taxes	—	—	—	—	(40.9)	(40.9)	—	(40.9)

Comprehensive income						1,493.2	221.2	1,714.4

Purchases of treasury stock	—	(1,000.2)	—	—	—	(1,000.2)	—	(1,000.2)
Acquisition of treasury stock under employee stock plans	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Issuance of $0.01 par value common stock under employee stock plans	—	0.4	15.5	(0.3)	—	15.6	—	15.6
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	47.2	—	—	47.2	—	47.2
Cash dividends ($1.00 per share)	—	—	—	(68.7)	—	(68.7)	—	(68.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(213.9)	(213.9)
Effect of exchange rates changes	—	—	—	—	—	—	(4.4)	(4.4)

Balance at December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	1,848.7	—	1,848.7	74.7	1,923.4
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	46.0	46.0	0.7	46.7
Unrealized gain on hedging derivatives—net of taxes	—	—	—	—	4.6	4.6	—	4.6
Unrealized gain on securities—net of taxes	—	—	—	—	2.6	2.6	—	2.6
Defined benefit plans—net of taxes	—	—	—	—	(3.5)	(3.5)	—	(3.5)

Comprehensive income						1,898.4	75.4	1,973.8

Purchases of treasury stock	—	(500.0)	—	—	—	(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(2.3)	—	—	—	(2.3)	—	(2.3)
Issuance of $0.01 par value common stock under employee stock plans	—	—	14.6	—	—	14.6	—	14.6
Stock-based compensation expense	—	—	11.1	—	—	11.1	—	11.1
Excess tax benefit from stock-based compensation	—	—	36.1	—	—	36.1	—	36.1
Cash dividends ($1.60 per share)	—	—	—	(102.7)		(102.7)	—	(102.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(83.1)	(83.1)
Effect of exchange rates changes	—	—	—	—	—	—	1.8	1.8

Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	1,464.6	—	1,464.6	68.2	1,532.8
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	—	(29.5)	(29.5)	(0.7)	(30.2)
Unrealized gain on hedging derivatives—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Unrealized gain on securities—net of taxes	—	—	—	—	1.0	1.0	—	1.0
Defined benefit plans—net of taxes	—	—	—	—	33.6	33.6	—	33.6

Comprehensive income						1,471.6	67.5	1,539.1

Acquisitions of noncontrolling interests in CFL	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Acquistion of treasury stock under employee stock plans	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Purchases of treasury stock	—	(1,449.3)	—	—	—	(1,449.3)	—	(1,449.3)
Retirement of treasury stock	—	1,247.8	(180.4)	(1,067.4)		—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	5.2	8.7	(3.6)	—	10.3	—	10.3
Stock-based compensation expense	—	—	12.6	—	—	12.6	—	12.6
Excess tax benefit from stock-based compensation	—	—	13.5	—	—	13.5	—	13.5
Cash dividends ($2.20 per share)	—	—	—	(129.1)		(129.1)	—	(129.1)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(68.5)	(68.5)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1

Balance at December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(in millions)
Operating Activities:
Net earnings	$1,532.8	$1,923.4	$1,761.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	410.6	419.8	416.2
Deferred income taxes	(34.3)	(138.4)	(32.9)
Stock compensation expense	12.6	11.9	10.6
Excess tax benefit from stock-based compensation	(13.5)	(36.1)	(47.2)
Unrealized (gain) loss on derivatives	(59.3)	(78.8)	77.3
Loss on disposal of property, plant and equipment and non-core assets	5.6	5.5	8.8
Undistributed earnings of affiliates—net of taxes	(11.3)	(14.9)	(13.5)
Changes in:
Accounts receivable—net	0.4	53.2	(35.5)
Inventories—net	(80.3)	34.8	(38.5)
Accrued income taxes	(153.4)	58.7	101.6
Accounts payable and accrued expenses	49.5	25.5	5.2
Customer advances	(260.1)	123.3	(174.3)
Margin deposits	—	0.8	1.4
Other—net	67.5	(13.1)	38.7

Net cash provided by operating activities	1,466.8	2,375.6	2,078.9

Investing Activities:
Additions to property, plant and equipment	(823.8)	(523.5)	(247.2)
Proceeds from sale of property, plant and equipment and non-core assets	12.6	17.0	54.7
Sales and maturities of short-term and auction rate securities	13.5	48.4	37.9
Canadian terminal acquisition	(72.5)	—	—
Deposits to restricted cash funds	(154.0)	—	—
Deposits to asset retirement obligation funds	(2.9)	(55.4)	(50.4)
Other—net	7.8	—	31.2

Net cash used in investing activities	(1,019.3)	(513.5)	(173.8)

Financing Activities:
Proceeds from long-term borrowings	1,498.0	—	—
Financing fees	(14.5)	—	(1.5)
Purchase of treasury stock	(1,409.1)	(500.0)	(1,000.2)
Payments of long-term debt	—	(13.0)	(346.0)
Advances from unconsolidated affiliates	—	40.5	—
Repayments of advances from unconsolidated affiliates	—	(40.5)	—
Acquisitions of noncontrolling intrests in CFL	(918.7)	—	—
Dividends paid on common stock	(129.1)	(102.7)	(68.7)
Distributions to noncontrolling interest	(73.7)	(231.8)	(145.7)
Issuances of common stock under employee stock plans	10.3	14.6	15.5
Excess tax benefit from stock-based compensation	13.5	36.1	47.2
Other	43.0	—	—

Net cash used in financing activities	(980.3)	(796.8)	(1,499.4)

Effect of exchange rate changes on cash and cash equivalents	(31.3)	2.6	3.6

(Decrease) increase in cash and cash equivalents	(564.1)	1,067.9	409.3
Cash and cash equivalents at beginning of period	2,274.9	1,207.0	797.7

Cash and cash equivalents at end of period	$1,710.8	$2,274.9	$1,207.0

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

        Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities and phosphate fertilizer products from our Florida phosphate operations through our Tampa port facility.

        In October 2013, we entered into a definitive agreement with the Mosaic Company (Mosaic) to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction. The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. The phosphate business sale transaction is expected to close in the first half of 2014. For additional details regarding this sale, see Note 12—Assets and Liabilities Held for Sale.

        Our principal nitrogen segment assets include:

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

        As a result of the agreement to sell the phosphate mining and manufacturing business to Mosaic, the assets and liabilities of our phosphate segment, including an integrated ammonium phosphate fertilizer complex and a phosphate rock mine and associated beneficiation plant—but excluding accounts receivable, accounts payable and certain phosphate inventory, which will be retained by us and settled in the ordinary course—are classified as assets or liabilities held for sale.

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

2.     Summary of Significant Accounting Policies

Consolidation and Noncontrolling Interest

        The consolidated financial statements of CF Holdings include the accounts of CF and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

        We also maintain a trust fund and an escrow account that we utilize as a means of complying with regulations and consent decrees pertaining to financial assurance requirements for certain asset retirement obligations (AROs) in Florida. These ARO funds are carried at fair value as noncurrent assets on the consolidated balance sheet. Contributions to the ARO funds are reported in the consolidated statements of cash flow as investing activities.

Restricted Cash

        In connection with the Company's capacity expansion projects, we are required to grant a contractor a security interest in a restricted cash account. We maintain a cash balance in that account equal to the cancelation fees for procurement services and equipment that would arise if the projects were cancelled. This restricted cash is not included in our cash and cash equivalents and is reported separately on the consolidated balance sheet. Contributions to the restricted cash account are reported on the consolidated statements of cash flows as investing activities.

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

        Scheduled inspections, replacements and overhauls of plant machinery and equipment at the Company's continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 17—Property, Plant and Equipment—Net.

CF INDUSTRIES HOLDINGS, INC.

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

Assets and Liabilities Held for Sale

        Assets and liabilities are classified as held for sale and presented separately on the consolidated balance sheet if their carrying amounts will be recovered through a sale transaction rather than through continuing use. We classify assets and liabilities we will sell (disposal group) as held for sale in the period in which all of following criteria are met: (1) management with the authority to approve the action commits to a plan to sell, (2) the disposal group is available for immediate sale in its present condition, subject only to terms that are usual and customary, (3) we have initiated an active program to locate a buyer, (4) the sale is probable, (5) the transfer is expected to qualify as a completed sale within one year of such classification (there are some circumstances beyond the entity's control that may extend the time for completion beyond one year), and (5) we are actively marketing the asset at a reasonable price in relation to its current fair value. Once classified as held for sale, capitalized amounts including those for property, plant and equipment and intangible assets, are not depreciated or amortized.

        In the consolidated statements of operations an entity must report the results of operating a component it has classified as held for sale as discontinued operations separate from continuing operations if the component's operations and cash flows will be eliminated from the ongoing operations as a result of the disposal and the entity will not have any significant continuing involvement in the component's operations after the disposal. Results of operating a component held for sale but not qualifying as a discontinued operation are included in continuing operations and not reported separately.

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The assets and liabilities of our phosphate mining and manufacturing business being sold to Mosaic comprise a disposal group that is classified on our December 31, 2013 Consolidated Balance Sheet as assets or liabilities held for sale. The contract to supply ammonia to the disposed business from our PLNL joint venture represents the continuation, following the sale of the phosphate mining and manufacturing business, of a supply arrangement that historically has been maintained between the phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

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

CF INDUSTRIES HOLDINGS, INC.

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

        A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and corporate joint ventures that is considered to not be permanently reinvested. No deferred income taxes have been recorded for the remainder of our investment in non-U.S. subsidiaries and corporate joint ventures which we believe to be indefinitely reinvested.

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

CF INDUSTRIES HOLDINGS, INC.

        The accounting for the change in the fair value of a derivative instrument depends on whether the instrument has been designated as a hedging instrument and whether the instrument is effective as part of a hedging relationship. Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recorded in the statement of operations as the changes occur. Changes in the fair value of derivatives designated as cash flow hedging instruments considered effective are recorded in accumulated other comprehensive income (AOCI) as the changes occur, and are reclassified into income or expense as the hedge item is recognized in earnings. At December 31, 2013, the Company elected to de-designate the remaining cash flow hedging instruments.

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

        We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. For additional information, see Note 24—Derivative Financial Instruments.

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

CF INDUSTRIES HOLDINGS, INC.

Environmental

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Expenditures that increase the capacity or extend the useful life of an asset, improve the safety or efficiency of the operations, or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when it is probable that an obligation has been incurred and the costs can be reasonably estimated. Environmental liabilities are not discounted.

Stock-based Compensation

        We grant stock-based compensation awards under the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan. The awards that have been granted to date are nonqualified stock options and restricted stock. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. For additional information, see Note 26—Stock-Based Compensation.

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

Recently Adopted Pronouncements

        In December 2011, the FASB issued a standard pertaining to disclosures about offsetting assets and liabilities (ASU No. 2011-11). This standard requires an entity to disclose information about offsetting and related arrangements, including financial instruments and derivative instruments, and the effect these arrangements have on the entity's financial position. In January 2013, the FASB issued an amendment to ASU No. 2011-11 (ASU No. 2013-01) clarifying that its scope applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These standards were effective for disclosures in interim and annual reporting periods beginning on or after January 1, 2013. We adopted this standard in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued a standard pertaining to the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) (ASU No. 2013-02). The standard requires that an entity provide, by component, information regarding the amounts reclassified out of AOCI, either on the face of the statement of operations or in the notes, and an indication as to the line items in the statement of operations that the amounts were reclassified to. In addition, in certain cases, an entity is required to cross-reference to other disclosures that provide additional details about the reclassified amounts. This standard was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

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

        Prior to April 30, 2013, CF Industries owned 49% of the voting common shares and 66% of the non-voting preferred shares of CFL and purchased 66% of the production of CFL. Also prior to April 30, 2013, Viterra held 34% of the equity ownership of CFL, and had the right to purchase up to the remaining 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. The remaining 17% of the voting common shares were owned by GROWMARK, Inc. and La Coop fédérée. CFL was a variable interest entity that was consolidated in the Company's financial statements.

        In 2012, the Company entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL

CF INDUSTRIES HOLDINGS, INC.

was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly owned subsidiary and we purchase 100% of CFL's ammonia and granular urea production.

        CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. Prior to the fourth quarter of 2012, an initial selling price was paid to CFL based upon CFL's production cost plus an agreed-upon margin once title passed as the product was shipped. At the end of the year, the difference between the market price of products purchased from CFL and the price based on production cost plus the agreed-upon margin was paid to CFL. The sales revenue attributable to this difference was accrued by the Company on an interim basis.

        In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries to eliminate the requirement to pay to CFL the difference between the market price and the price based on production cost plus an agreed-upon margin. The effect of the selling price amendments to the product purchase agreements impacts the comparability of the Company's financial results. These changes impact the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of the Company's net earnings attributable to common stockholders or net cash flows for the same period.

        At December 31, 2013 and 2012, the net receivables due from Viterra related to the product purchases that were reflected on our consolidated balance sheets were zero and $2.0 million, respectively. The net earnings attributable to Viterra that are reported on the consolidated balance sheets in the line titled distributions payable to noncontrolling interest at December 31, 2013 and 2012 were zero and $5.3 million, respectively.

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

CF INDUSTRIES HOLDINGS, INC.

        In each of the applicable quarters of 2013, 2012 and 2011, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2013, 2012 and 2011 were $200.6 million, $234.0 million and $214.2 million, respectively.

        At December 31, 2013 Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to the noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2013			2012			2011
	CFL	TNCLP	Total	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9	$17.4	$365.6	$383.0
Earnings attributable to noncontrolling interest	2.3	65.9	68.2	3.5	71.2	74.7	154.0	67.8	221.8
Declaration of distributions payable	(2.3)	(66.2)	(68.5)	(5.3)	(77.8)	(83.1)	(149.7)	(64.2)	(213.9)
Acquisitions of noncontrolling interests in CFL	(16.8)	—	(16.8)	—	—	—	—	—	—
Effect of exchange rate changes	(0.6)	—	(0.6)	2.5	—	2.5	(5.0)	—	(5.0)

Ending balance	$—	$362.3	$362.3	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9

Distributions payable to noncontrolling interest
Beginning balance	$5.3	$—	$5.3	$149.7	$—	$149.7	$78.0	$—	$78.0
Declaration of distributions payable	2.3	66.2	68.5	5.3	77.8	83.1	149.7	64.2	213.9
Distributions to noncontrolling interest	(7.5)	(66.2)	(73.7)	(154.0)	(77.8)	(231.8)	(81.5)	(64.2)	(145.7)
Effect of exchange rate changes	(0.1)	—	(0.1)	4.3	—	4.3	3.5	—	3.5

Ending balance	$—	$—	$—	$5.3	$—	$5.3	$149.7	$—	$149.7

CF INDUSTRIES HOLDINGS, INC.

5.     Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$148.9	$—	$—	$148.9
U.S. and Canadian government obligations	1,491.1	—	—	1,491.1
Other debt securities	70.8	—	—	70.8

Total cash and cash equivalents	$1,710.8	$—	$—	$1,710.8
Restricted cash	154.0	—	—	154.0
Asset retirement obligation funds	203.7	—	—	203.7

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$106.0	$—	$—	$106.0
U.S. and Canadian government obligations	1,996.9	—	—	1,996.9
Other debt securities	172.0	—	—	172.0

Total cash and cash equivalents	$2,274.9	$—	$—	$2,274.9
Investments in auction rate securities	27.3	—	(1.3)	26.0
Asset retirement obligation funds	200.8	—	—	200.8
Nonqualified employee benefit trusts	21.2	0.8	—	22.0

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at December 31, 2013 and 2012 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value.

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,710.8	$1,710.8	$—	$—
Restricted cash	154.0	154.0	—	—
Unrealized gains on derivative instruments	74.3	—	74.3	—
Asset retirement obligation funds	203.7	203.7	—	—

Total assets at fair value	$2,142.8	$2,068.5	$74.3	$—

Unrealized losses on derivative instruments	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,274.9	$2,274.9	$—	$—
Unrealized gains on derivative instruments	17.3	—	17.3	—
Asset retirement obligation funds	200.8	200.8	—	—
Investments in auction rate securities	26.0	—	—	26.0
Nonqualified employee benefit trusts	22.0	22.0	—	—

Total assets at fair value	$2,541.0	$2,497.7	$17.3	$26.0

Unrealized losses on derivative instruments	$5.6	$—	$5.6	$—

Total liabilities at fair value	$5.6	$—	$5.6	$—

        Following is a summary of the valuation techniques for assets and liabilities recorded in our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At December 31, 2013 and 2012, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities. Cash equivalents approximates fair value because of their short-term maturities.

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

Derivative Instruments

        The derivative instruments that we currently use are fixed price natural gas swaps and options and foreign currency forward contracts traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capital expansion projects. The natural gas contracts settle using NYMEX futures prices and accordingly, to determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized and unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 24—Derivative Financial Instruments for additional information.

CF INDUSTRIES HOLDINGS, INC.

Asset Retirement Obligation Funds

        In order to meet financial assurance requirements associated with certain AROs in Florida, we maintain investments in an escrow account established for the benefit of the Florida Department of Environmental Protection (FDEP) and a trust established to comply with a 2010 Consent Decree with the U.S. Environmental Protection Agency (EPA) and the FDEP. The investments in the trust and escrow account are accounted for as available-for-sale securities. The fair values of these investments are based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. The fair values of the ARO funds approximate their cost basis. In the fourth quarter of 2013 we announced the sale of our phosphate mining and manufacturing business, which is located in Florida. As a result, the asset retirement obligation funds are included in noncurrent assets held for sale at December 31, 2013. See Note 10—Asset Retirement Obligations and Note 12—Assets and Liabilities Held for Sale, for additional information regarding the trust and escrow accounts and the announced agreement to sell our phosphate mining and manufacturing business.

Investments in Auction Rate Securities

        Our investments in Auction Rate Securities (ARS) are accounted for as available-for-sale securities and are included on our consolidated balance sheets in other assets. At December 31, 2013, our ARS are not material to our consolidated balance sheet.

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

Financial Instruments

        The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current portion	$3,100.0	$3,276.7	$1,600.0	$1,979.4

        The carrying amounts of cash and cash equivalents as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        The net earnings per share were computed as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$1,464.6	$1,848.7	$1,539.2

Basic earnings per common share:
Weighted average common shares outstanding	58.9	63.9	69.4

Net earnings attributable to common stockholders	$24.87	$28.94	$22.18

Diluted earnings per common share:
Weighted average common shares outstanding	58.9	63.9	69.4
Dilutive common shares—stock options	0.3	0.8	0.6

Diluted weighted average shares outstanding	59.2	64.7	70.0

Net earnings attributable to common stockholders	$24.74	$28.59	$21.98

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, anti-dilutive stock options were insignificant.

7.     Pension and Other Postretirement Benefits

        As of January 1, 2013, we adopted amendments to our U.S. pension plans to combine them into a single plan and provide a pension benefit to eligible U.S. employees not previously covered by the U.S. plans. At December 31, 2013, we maintain three funded defined benefit pension plans; one U.S. plan and two Canadian plans. One of our Canadian plans has been closed to new employees.

        We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location. In 2012, we recognized a curtailment of U.S. retiree medical benefits as described in more detail in this note.

CF INDUSTRIES HOLDINGS, INC.

        Our plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheet for our U.S. and Canadian plans as of the measurement date of December 31 are as follows:

	Pension Plans		Retiree Medical
	2013	2012	2013	2012
	(in millions)
Change in plan assets
Fair value of plan assets January 1	$719.9	$653.4	$—	$—
Return on plan assets	16.3	76.5	—	—
Funding contributions	7.0	20.1	—	—
Benefit payments	(34.4)	(33.3)	—	—
Foreign currency translation	(8.1)	3.2	—	—

Fair value of plan assets December 31	700.7	719.9	—	—

Change in benefit obligation
Benefit obligation at January 1	(832.4)	(763.3)	(69.6)	(92.8)
Curtailment	—	—	—	24.3
Service cost	(17.8)	(12.4)	(0.3)	(2.1)
Interest cost	(32.8)	(34.4)	(2.4)	(3.3)
Benefit payments	34.4	33.3	4.8	5.1
Foreign currency translation	8.6	(3.3)	0.3	(0.1)
Change in assumptions and other	71.4	(52.3)	0.9	(0.7)

Benefit obligation at December 31	(768.6)	(832.4)	(66.3)	(69.6)

Funded status as of year end	$(67.9)	$(112.5)	$(66.3)	$(69.6)

        In the table above, the line titled "Change in assumptions and other" reflects the impact of changes in discount rates and other assumptions such as rates of retirement and mortality.

        Amounts recognized on the consolidated balance sheet consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Other noncurrent asset	$4.7	$0.4	$—	$—
Accrued expenses	—	—	(5.0)	(4.9)
Other noncurrent liability	(72.6)	(112.9)	(61.3)	(64.7)

	$(67.9)	$(112.5)	$(66.3)	$(69.6)

CF INDUSTRIES HOLDINGS, INC.

        Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Prior service cost	$1.5	$1.8	$0.3	$0.4
Net actuarial loss	58.2	126.2	9.4	10.9

	$59.7	$128.0	$9.7	$11.3

        Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following components:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost for benefits earned during the period	$17.8	$12.4	$11.3	$0.3	$2.1	$2.7
Interest cost on projected benefit obligation	32.8	34.4	35.8	2.4	3.3	4.3
Expected return on plan assets	(32.6)	(34.6)	(35.1)	—	—	—
Curtailment	—	—	—	—	(10.9)	—
Amortization of transition obligation	—	—	—	—	0.3	0.4
Amortization of prior service cost	0.2	0.1	0.1	0.1	0.1	—
Amortization of actuarial loss	10.5	9.8	6.0	0.6	0.6	0.9

Net periodic benefit cost (income)	28.7	22.1	18.1	3.4	(4.5)	8.3

Net actuarial loss (gain)	(45.4)	9.1	36.1	(0.9)	(12.7)	6.2
Prior service cost	—	1.7	—	—	—	0.4
Amortization of transition obligation	—	—	—	—	(0.3)	(0.4)
Amortization of prior service cost	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	—
Amortization of actuarial loss	(10.5)	(9.8)	(6.0)	(0.6)	(0.5)	(1.0)

Total recognized in accumulated other comprehensive loss	(56.1)	0.9	30.0	(1.6)	(13.6)	5.2

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$(27.4)	$23.0	$48.1	$1.8	$(18.1)	$13.5

        In 2012, we approved and implemented a reduction in certain retiree medical benefits. This curtailment of benefits resulted in a $24.3 million reduction in the retiree medical liability. Of the $24.3 million reduction, $13.4 million was recognized in other comprehensive income (included in Net actuarial (gain) loss in the table above) and $10.9 million was recognized in net periodic benefit plan cost (income). Of the $10.9 million, $9.6 million was reported in cost of sales and $1.3 million was reported in selling, general and administrative expenses.

        Amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows:

	Pension Plans	Retiree Medical
	(in millions)
Prior service cost	$0.2	$—
Net actuarial loss	1.1	0.4

CF INDUSTRIES HOLDINGS, INC.

        Presented below is information by pension plan regarding the benefit obligation, fair value of plan assets, net periodic benefit cost, and funding contributions.

	CF U.S. Plan	Terra U.S. Plan(1)	CF Canadian Plan	Terra Canadian Plan	Consolidated
	(in millions)
2013
As of year-end
Fair value of plan assets	$579.0	n/a	$50.0	$71.7	$700.7
Benefit obligation	(645.7)	n/a	(55.9)	(67.0)	(768.6)
Accumulated benefit obligation	(597.0)	n/a	(44.1)	(65.2)	(706.3)
For the year
Net periodic benefit cost	23.6	n/a	5.0	0.1	28.7
Funding contributions	—	n/a	5.0	2.0	7.0
2012
As of year-end
Fair value of plan assets	$293.6	$308.4	$45.0	$72.9	$719.9
Benefit obligation	(363.0)	(340.2)	(56.7)	(72.5)	(832.4)
Accumulated benefit obligation	(315.8)	(326.3)	(43.3)	(69.7)	(755.1)
For the year
Net periodic benefit cost	16.3	3.1	2.7	—	22.1
Funding contributions	9.3	3.3	4.9	2.6	20.1

(1)
As of January 1, 2013, we adopted amendments to our U.S. pension plans to combine them into a single plan and provide a pension benefit to eligible U.S. employees not previously covered by the U.S. plans.

        Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that the Company may deem to be appropriate. Our consolidated pension funding contributions for 2014 are estimated to be approximately $21.2 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.

        The expected future pension and retiree medical benefit payments are as follows:

	Pension benefit	Retiree medical
	(in millions)
2014	$37.2	$5.0
2015	39.2	5.4
2016	41.6	5.6
2017	43.8	5.9
2018	46.4	6.2
5 years thereafter	261.6	26.9

CF INDUSTRIES HOLDINGS, INC.

        The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2013	2012	2011	2013	2012	2011
Weighted average discount rate—obligation	4.8%	4.0%	4.6%	4.2%	3.3%	4.3%
Weighted average discount rate—expense	4.0%	4.6%	5.4%	3.3%	4.3%	5.1%
Weighted average rate of increase in future compensation	3.9%	4.0%	4.0%	n/a	n/a	n/a
Weighted average expected long-term rate of return on assets—expense	5.1%	5.7%	6.1%	n/a	n/a	n/a

        The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (AA rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation.

        The expected long-term rate of return on assets is based on analyses of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2014, our weighted average expected long-term rate of return on assets is 5.5%.

        The health care cost trend rate used to determine the primary (U.S.) retiree medical benefit obligation at December 31, 2013 is 7.5% grading down to 5.0% in 2024 and thereafter. At December 31, 2012, the trend rate was 8.0%, grading down to 5.0% in 2018 and thereafter. A one-percentage point change in the assumed health care cost trend rate at December 31, 2013 would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on:
Total of service and interest cost components for 2013	11%	(9)%
Benefit obligation at December 31, 2013	10%	(8)%

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

        The target asset allocation for the CF U.S. plan is 80% non-equity and 20% equity, which has been determined based on analysis of actual historical rates of return and plan needs and circumstances. The equity investments are tailored to exceed the growth of the benefit obligation and are a combination of U.S. and non-U.S. total stock market index mutual funds. The non-equity investments consist primarily of investments in debt securities and money market instruments that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status. This investment strategy is achieved through the use of mutual funds and individual securities.

CF INDUSTRIES HOLDINGS, INC.

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

        The fair values of our U.S. and Canadian pension plan assets at December 31, 2013 and December 31, 2012, by major asset class are as follows:

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$7.7	$7.7	$—	$—
Equity mutual funds
Index equity(2)	118.7	118.7	—	—
Pooled equity(3)	41.0	—	41.0	—
Fixed income
U.S. Treasury bonds and notes(4)	16.7	16.7	—	—
Mutual funds(5)	79.9	—	79.9	—
Corporate bonds and notes(6)	383.3	—	383.3	—
Government and agency securities(7)	48.6	—	48.6	—
Other(8)	2.1	—	2.1	—

Total assets at fair value	$698.0	$143.1	$554.9	$—

Accruals and payables—net	2.7

Total assets	$700.7

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$14.6	$14.6	$—	$—
Equity mutual funds
Index equity(2)	117.7	117.7	—	—
Pooled equity(3)	37.9	—	37.9	—
Fixed income
U.S. Treasury bonds and notes(4)	18.3	18.3	—	—
Mutual funds(5)	82.5	—	82.5	—
Corporate bonds and notes(6)	399.8	—	399.8	—
Government and agency securities(7)	58.6	—	58.6	—
Other(8)	2.5	—	2.5	—

Total assets at fair value	$731.9	$150.6	$581.3	$—

Accruals and payables—net	(12.0)

Total assets	$719.9

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

(6)
Corporate bonds and notes are traded and private placement securities valued by institutional bond pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models. These securities are classified as Level 2.

(7)
Government and agency securities consist of U.S. Federal and other government and agency debt securities, which are classified as Level 2 securities.

CF INDUSTRIES HOLDINGS, INC.

(8)
Other includes primarily collateralized mortgage obligations and asset-backed securities which are valued through pricing models of reputable third party sources based on market data and are classified as Level 2 investments.

        We have defined contribution plans covering substantially all employees. Depending on the specific provisions of each plan, the company may provide basic contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. As of January 1, 2013, we adopted amendments to our U.S. qualified defined contribution plans to combine them into a single plan. In 2013, 2012 and 2011, company contributions to the defined contribution plans were $13.1 million, $14.2 million, and $11.8 million, respectively.

        In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $6.9 million and $17.2 million at December 31, 2013 and $2.5 million and $19.7 million at December 31, 2012, respectively. We recognized expense for these plans of $2.0 million, $1.7 million and $1.6 million in 2013, 2012 and 2011, respectively.

        We maintain incentive compensation plans that cover virtually all employees. The aggregate awards under the plans are based on predetermined targets and can include both financial and operating performance measures. Awards are accrued during the year and paid in the first quarter of the subsequent year. We recognized expense for these plans of $36.6 million, $35.9 million and $26.2 million in 2013, 2012 and 2011, respectively.

8.     Other Operating—Net

        Details of other operating—net are as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Loss on property, plant and equipment and non-core assets—net	$5.6	$5.5	$7.5
Expansion project costs	10.8	—	—
Gain on currency derivatives	(20.8)	(8.1)	—
Engineering studies	—	21.9	—
Closed facilities costs	4.0	13.3	8.1
Other	(15.4)	16.5	5.3

	$(15.8)	$49.1	$20.9

        Expansion project costs includes amounts related to administrative and consulting services.

        Engineering studies includes detailed design work, feasibility studies and cost estimates for certain proposed capital projects at our manufacturing complexes.

        Closed facilities costs includes environmental remediation costs and provisions for AROs and site maintenance costs associated with our closed facilities.

        Other includes losses (gains) on foreign currency transactions, litigation related costs and other transactions.

CF INDUSTRIES HOLDINGS, INC.

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

9.     Interest Expense

        Details of interest expense are as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Interest on borrowings	$150.6	$112.2	$113.9
Fees on financing agreements	15.4	32.1	40.3
Interest on tax liabilities	12.9	1.4	3.1
Interest capitalized and other	(26.7)	(10.4)	(10.1)

	$152.2	$135.3	$147.2

        The fees on financing agreements for the year ended December 31, 2012 includes $15.2 million of accelerated amortization of deferred fees related to the termination of a credit agreement in May 2012. Refer to Note 21—Financing Agreements, for additional information. The fees on financing agreements for the year ended December 31, 2011, includes $19.9 million of accelerated amortization of debt issuance costs recognized upon repayment in full of a senior secured term loan.

10.   Asset Retirement Obligations

        Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. Our recorded AROs are associated with phosphogypsum stack systems and mine reclamation of our phosphate operations in Florida. This recorded liability is included in the disposal group pertaining to our announced sale of the phosphate business and is included in current and non-current liabilities held for sale at December 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

        The balances of AROs and changes thereto are summarized below.

	Phosphogypsum Stack System Costs	Mine Reclamation Costs	Other AROs	Total
	(in millions)
Obligation at December 31, 2010	$52.1	$61.3	$6.4	$119.8
Accretion expense	3.9	5.1	0.4	9.4
Liabilities incurred	—	2.4	—	2.4
Expenditures	(2.8)	(2.7)	(0.5)	(6.0)
Change in estimate	1.7	1.5	2.8	6.0

Obligation at December 31, 2011	54.9	67.6	9.1	131.6
Accretion expense	4.1	5.3	0.4	9.8
Liabilities incurred	12.5	0.9	—	13.4
Expenditures	(1.5)	(3.3)	(1.4)	(6.2)
Change in estimate	0.1	(3.8)	0.1	(3.6)

Obligation at December 31, 2012	70.1	66.7	8.2	145.0
Accretion expense	4.7	5.2	0.4	10.3
Liabilities incurred	—	2.5	—	2.5
Expenditures	(0.6)	(2.3)	(1.3)	(4.2)
Change in estimate	4.7	9.3	(1.0)	13.0

Obligation at December 31, 2013	$78.9	$81.4	$6.3	$166.6

        Our phosphate operations in Florida are subject to regulations governing the construction, operation, closure and long-term maintenance of phosphogypsum stack systems and regulations concerning site reclamation for phosphate rock mines. Our liability for phosphogypsum stack system costs includes the cost of stack closure at Plant City and the costs of cooling pond closure, post-closure monitoring, and ongoing water treatment at both Bartow and Plant City. The actual amounts to be spent will depend on factors such as the timing of activities, refinements in scope, technological developments, cost inflation and changes in regulations. It is possible that these factors could change at any time and impact the estimates. Closure expenditures for the Bartow cooling pond are estimated to occur through 2016. Closure expenditures for the Plant City stack expansion are estimated to occur in the 2038 to 2042 time frame and closure of the Plant City cooling pond is assumed to occur in the year 2092. Additional AROs may be incurred in the future.

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

CF INDUSTRIES HOLDINGS, INC.

as a decrease in property, plant and equipment and $2.9 million was charged to cost of sales. The $13.4 million liability incurred in 2012 relates primarily to the expansion of our phosphogysum stack at the Plant City, Florida phosphate facility. This expansion will allow us to continue to operate the Plant City facility through the life of our current phosphate rock reserves.

        The $13.0 million change in estimate in 2013 relates primarily to changes in mining and reclamation plans at our Hardee County, Florida phosphate rock mine and changes in the timing of closure activities at the Plant City, Florida phosphate facility. Of this amount, $14.6 million was recorded as an increase in property, plant and equipment partially offset by a $1.6 million decrease to cost of sales.

        In addition to various operational and environmental regulations related to our phosphate segment, we are also subject to financial assurance obligations related to the closure and maintenance of our phosphogypsum stack systems at both our Plant City, Florida phosphate fertilizer complex and our closed Bartow, Florida phosphate fertilizer complex. These financial assurance obligations result from two requirements. The first is a 2010 consent decree with the EPA and the FDEP with respect to our compliance with the Resource Conservation and Recovery Act (RCRA) at our Plant City complex (the Plant City Consent Decree). The second is State of Florida financial assurance regulations (Florida Financial Assurance) that apply to both our Plant City and Bartow complexes. Both of these regulations allow the use of a funding mechanism as a means of complying with the financial assurance requirements associated with the closure, long-term maintenance, and monitoring costs for the phosphogypsum stacks, as well as costs incurred to manage the water contained in the stack system upon closure. We maintain a trust account for the benefit of the EPA and FDEP and an escrow account for the benefit of the FDEP to meet these financial assurance requirements. On our consolidated balance sheets, these are collectively referred to as "Asset retirement obligation funds" (ARO funds) and at December 31, 2013, these assets were recorded as assets held for sale. The trust for the Plant City Consent Decree is fully funded, and we expect the remaining $1.0 million will be funded in the State of Florida Financial Assurance escrow account near the end of 2015. Both financial assurance funding obligations require estimates of future expenditures that could be impacted by refinements in scope, technological developments, cost inflation, changes in regulations, discount rates and the timing of activities. Additional funding would be required in the future if increases in cost estimates exceed investment earnings in the trust or escrow accounts. At December 31, 2013 and 2012, the balance in the ARO funds was $203.7 million and $200.8 million, respectively.

        Prior to the Plant City Consent Decree, the Company's financial assurance requirements for the closure, water treatment, long-term maintenance, and monitoring costs for the Plant City phosphogypsum stack system were determined solely by Florida regulations that would have required funding of the escrow account over a period of years. The Plant City Consent Decree described above effectively requires the Company to fund the greater of the requirements under the Plant City Consent Decree or Florida law, which may vary over time. We are still required under Florida law to maintain the existing Florida escrow account for the closure, water treatment, long-term maintenance, and monitoring costs for the phosphogypsum stack system at our closed Bartow phosphate complex.

CF INDUSTRIES HOLDINGS, INC.

        We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included is reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2013 dollars is $53.0 million. We have not recorded a liability for these conditional AROs at December 31, 2013 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.

11.   Income Taxes

        The components of earnings before income taxes and equity in earnings of non-operating affiliates are as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Domestic	$2,155.4	$2,629.0	$2,502.0
Non-U.S.	54.3	200.5	143.6

	$2,209.7	$2,829.5	$2,645.6

        The components of the income tax provision are as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Current
Federal	$641.5	$915.4	$811.4
Foreign	8.6	56.0	31.5
State	70.7	131.2	116.5

	720.8	1,102.6	959.4

Deferred
Federal	(6.5)	(130.2)	(63.0)
Foreign	(6.7)	(4.5)	(2.8)
State	(21.1)	(3.7)	32.9

	(34.3)	(138.4)	(32.9)

Income tax provision	$686.5	$964.2	$926.5

CF INDUSTRIES HOLDINGS, INC.

        Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2013		2012		2011
	(in millions, except percentages)
Earnings before income taxes and equity in earnings of non-operating affiliates	$2,209.7		$2,829.5		$2,645.6

Expected tax at U.S. statutory rate	773.4	35.0%	990.3	35.0%	925.9	35.0%
State income taxes, net of federal	32.0	1.4%	82.9	2.9%	88.6	3.3%
Net earnings attributable to the noncontrolling interest	(23.9)	(1.1)%	(26.2)	(0.9)%	(77.6)	(2.9)%
U.S. manufacturing profits deduction	(47.0)	(2.1)%	(47.0)	(1.7)%	(39.0)	(1.5)%
Difference in tax rates on foreign earnings	(11.5)	(0.5)%	(43.3)	(1.5)%	5.8	0.2%
Depletion	(24.2)	(1.1)%	(8.0)	(0.3)%	(8.6)	(0.3)%
Valuation allowance	26.8	1.2%	16.5	0.6%	29.8	1.1%
Non-deductible capital costs	—	—%	0.2	—%	0.6	—%
Federal tax settlement	(50.1)	(2.2)%	—	—%	—	—%
Other	11.0	0.5%	(1.2)	—%	1.0	0.1%

Income tax at effective rate	$686.5	31.1%	$964.2	34.1%	$926.5	35.0%

CF INDUSTRIES HOLDINGS, INC.

        Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets
Net operating loss carryforward, patronage-sourced	$—	$94.3
Other net operating loss carryforwards	96.0	70.8
Retirement and other employee benefits	71.5	92.1
Asset retirement obligations	—	31.8
Unrealized loss on investments	—	0.2
Intangible asset	115.3	—
Federal tax settlement	43.7	—
Other	70.5	56.7

	397.0	345.9
Valuation allowance	(109.2)	(176.1)

	287.8	169.8

Deferred tax liabilities
Depreciation and amortization	(921.0)	(968.0)
Foreign earnings	(35.4)	(24.4)
Deferred patronage from CFL	—	(1.7)
Depletable mineral properties	(45.9)	(46.7)
Unrealized gain on hedging derivatives	(14.6)	(3.3)
Other	(44.1)	(55.0)

	(1,061.0)	(1,099.1)

Net deferred tax liability	(773.2)	(929.3)
Less amount in current assets (liabilities)	60.0	9.5

Noncurrent liability	$(833.2)	$(938.8)

        We consider the earnings of certain of our Canadian subsidiaries to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2013, we have recorded a deferred income tax liability of approximately $35 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested. At December 31, 2013, we have approximately $1 billion of indefinitely reinvested earnings related to investment in other non-U.S. subsidiaries and corporate joint ventures, for which a deferred tax liability has not been recognized. It is not practicable to estimate the amount of such taxes.

        Uncertain Tax Positions—We file federal, provincial, state and local income tax returns principally in the United States and Canada as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter and by Canadian tax jurisdictions for years 2008 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2013	2012
	(in millions)
Unrecognized tax benefits:
Beginning balance	$154.4	$137.1
Additions for tax positions taken during the current year	9.6	17.3
Additions for tax positions taken during prior years	25.0	—
Reductions related to lapsed statutes of limitations	(1.3)	—
Reductions related to settlements with tax jurisdictions	(84.0)	—

Ending balance	$103.7	$154.4

        Unrecognized tax benefits decreased in 2013 by $50.7 million principally for settlements with tax jurisdictions and increased by $17.3 million in 2012 as the result of tax return positions taken in prior years. Our effective tax rate would be affected by $103.7 million if these unrecognized tax benefits were to be recognized in the future.

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

        Our income tax provision in 2013 includes a $75.8 million tax benefit for the effect of a Closing Agreement with the IRS related to the utilization of our pre-IPO net operating losses (NOLs) that was finalized in March 2013. This tax benefit is partially offset by a $55.2 million expense, recorded in Other non-operating-net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. In our balance sheet at December 31, 2013, $10.2 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $32.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years. The terms of the Closing Agreement resulted in the tax benefits associated with the pre-IPO NOL being realized as a tax deduction over five tax years, commencing with the 2012 tax year. In addition, we have reversed the net operating loss carryforward in the schedule of deferred tax assets and deferred tax liabilities and the valuation allowance associated with the pre-IPO NOLs. As a result of the settlement our unrecognized tax benefits have decreased by $86.7 million in 2013.

        Valuation Allowance—the tax benefit associated with of our Closing Agreement with the IRS resulted in a $94.3 million reduction to the valuation allowance that had previously been recorded for the pre-IPO NOL.

        A foreign subsidiary of the Company has net operating loss carryovers of $318.2 million that are indefinitely available in the foreign jurisdiction. As the future realization of these losses is not anticipated, a valuation allowance of $93.0 million has been recorded. Of this amount, $26.8 million and $16.5 million were recorded as valuation allowances for the years ended December 31, 2013 and 2012, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Interest expense and penalties of $13.6 million, $1.3 million, and $13.9 million were recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $24.9 million and $30.4 million are included in other noncurrent liabilities as of December 31, 2013 and 2012, respectively.

        Prior to April 30, 2013 CFL operated as a cooperative for Canadian income tax purposes and distributed all of its earnings as patronage dividends to its customers, including CFI. The patronage dividends were deductible for Canadian income tax purposes for tax years preceding April 29, 2013. As a result of the August 2, 2012 definitive agreement we entered into with Glencore International plc to acquire their interests in CFL and our April 30, 2013 acquisition of those interests, CFL is no longer permitted to deduct the dividends it distributes to CFI. As a result, CFL has recorded an income tax provision in the years subsequent to 2011. No CFL income tax provision was recorded in 2011. See Note 4—Noncontrolling Interest for further information.

        The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 which includes certain retroactive tax legislation that impacts our tax liabilities for prior years. Under the provisions of this legislation we expect to change our tax methods of accounting related to certain routine repairs periodically conducted at our U.S. manufacturing and distribution locations. The impact of the legislation is not material and has been reflected in our financial statements for the period ending December 31, 2013.

12.   Assets and Liabilities Held for Sale

        In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which is located in Florida, for a purchase price of approximately $1.4 billion in cash, subject to adjustment as provided in the agreement, and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our Point Lisas Nitrogen Limited (PLNL) joint venture beginning at the closing of the phosphate business sale transaction.

        The phosphate mining and manufacturing business assets we are selling in the phosphate business sale transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic is assuming certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. We are also transferring to Mosaic the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million.

        The closing of the phosphate business sale transaction is subject to various conditions, including the expiration or termination of the waiting period under the HSR Act, approvals under applicable foreign antitrust laws, receipt of other governmental and third party consents and other customary closing conditions. In January 2014, we were notified that the U.S. Department of Justice closed its review and terminated the waiting period under the HSR Act relating to the phosphate business sale transaction. The phosphate business sale transaction is expected to close in the first half of 2014.

CF INDUSTRIES HOLDINGS, INC.

        The assets and liabilities of our phosphate business segment being sold to Mosaic comprise a disposal group that is classified on our December 31, 2013 Consolidated Balance Sheet as assets or liabilities held for sale. The accounts receivable, and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities will not be sold to Mosaic in the phosphate business sale transaction and will be retained by us and settled in the ordinary course. These retained assets and liabilities of our phosphate segment are not included in assets or liabilities held for sale. Effective November 1, 2013, depreciation ceased on amounts in property, plant and equipment classified as held for sale. The depreciation that would have been recorded for November and December 2013 is estimated at approximately $8.1 million. The contract to supply ammonia to the disposed business from our PLNL joint venture represents the continuation, following the sale of the phosphate mining and manufacturing business, of a supply arrangement that historically has been maintained between the phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

        The following table summarizes the classes of assets and liabilities held for sale at December 31, 2013:

December 31, 2013
Inventories-net	$74.3

Total current assets	74.3
Property, plant and equipment, net	467.2
Asset retirement obligation funds	203.7
Goodwill	0.9
Other assets	7.2

Total assets held for sale	$753.3

Accrued expenses	14.7
Asset retirement obligations—current	$12.1

Total current liabilities	26.8
Asset retirement obligations	154.5

Total liabilities held for sale	$181.3

13.   Accounts Receivable—Net

        Accounts receivable—net consist of the following:

	December 31,
	2013	2012
	(in millions)
Trade	$225.0	$213.2
Other	5.9	4.2

	$230.9	$217.4

        Trade accounts receivable includes amounts due from related parties. For additional information, see Note 30—Related Party Transactions and Note 16—Equity Method Investments. Trade accounts

CF INDUSTRIES HOLDINGS, INC.

receivable is net of a $0.4 million and $1.1 million allowance for doubtful accounts at December 31, 2013 and 2012, respectively.

14.   Inventories—Net

        Inventories—net consist of the following:

	December 31,
	2013	2012
	(in millions)
Fertilizer	$251.0	$212.2
Raw materials, spare parts and supplies	23.3	65.7

	$274.3	$277.9

15.   Other Current Assets and Other Current Liabilities

        Other current assets consist of the following:

	December 31,
	2013	2012
	(in millions)
Prepaid expenses	$19.1	$13.9
Unrealized gains on derivatives	72.7	10.1
Margin deposits	0.6	3.8
Product exchanges	—	0.1

	$92.4	$27.9

        Other current liabilities consist of the following:

	December 31,
	2013	2012
	(in millions)
Financial advances	$43.0	$—
Unrealized losses on derivatives	0.2	5.6
Product exchanges	0.3	—

	$43.5	$5.6

        At December 31, 2013, we had received financial advances necessary to complete certain investment transactions that were repaid to the financial institution after the end of the year.

16.   Equity Method Investments

        Equity method investments consist of the following:

	December 31,
	2013	2012
	(in millions)
Operating equity method investments	$379.7	$394.2
Non-operating equity method investments	546.3	541.4

Investments in and advances to affiliates	$926.0	$935.6

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$323.7	$320.9	$347.2

Net earnings	$102.7	$97.3	$117.5

Equity in earnings of operating affiliates	$41.7	$47.0	$50.2

	December 31,
	2013	2012
	(in millions)
Condensed balance sheet information:
Current assets	$84.3	$93.9
Noncurrent assets	147.3	164.8

Total assets	$231.6	$258.7

Current liabilities	$36.5	$45.9
Long-term liabilities	25.0	26.0
Equity	170.1	186.8

Total liabilities and equity	$231.6	$258.7

        The carrying value of these investments at December 31, 2013 was $379.7 million, which was $294.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 20 years and 10 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of these basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $151.0 million, $145.7 million and $161.9 million in 2013, 2012 and 2011, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Condensed statement of operations information:
Net sales	$2,489.1	$2,751.6	$2,841.9

Net earnings	$43.0	$141.9	$117.4

Equity in earnings of non-operating affiliates	$9.6	$58.1	$41.9

	December 31,
	2013	2012
	(in millions)
Condensed balance sheet information:
Current assets	$540.3	$595.0
Noncurrent assets	319.3	293.4

Total assets	$859.6	$888.4

Current liabilities	$310.6	$385.6
Long-term liabilities	168.9	147.3
Equity	380.1	355.5

Total liabilities and equity	$859.6	$888.4

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in the form of subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At December 31, 2013 and 2012, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the twelve months ended December 31, 2013, 2012 and 2011, we recognized interest income on advances to Keytrade of $0.2 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at December 31, 2013 was $534.0 million, which was $343.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investments in GrowHow and KeyTrade and reflects the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for fixed assets and identifiable intangibles are being amortized over remaining periods up to 12 years. Our equity in earnings of non-operating affiliates is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At December 31, 2013, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $24.6 million.

CF INDUSTRIES HOLDINGS, INC.

17.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	December 31,
	2013	2012
	(in millions)
Land	$37.9	$60.2
Mineral properties	—	202.6
Machinery and equipment	5,046.8	5,388.6
Buildings and improvements	159.4	537.1
Construction in progress	1,099.1	469.1

	6,343.2	6,657.6
Less: Accumulated depreciation,
depletion and amortization	2,241.5	2,757.1

	$4,101.7	$3,900.5

        In the fourth quarter of 2013, we announced the sale of our phosphate mining and manufacturing business. As a result, the phosphate business' property, plant and equipment are included in noncurrent assets held for sale at December 31, 2013 and are not included in the 2013 amounts in the table above. See further information in Note 12—Assets and Liabilities Held for Sale.

        Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred and are included in the table above in the line entitled, "Machinery and equipment." The following is a summary of plant turnaround activity for 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Net capitalized turnaround costs at beginning of the year	$82.1	$54.8	$66.8
Additions	78.6	56.6	16.2
Depreciation	(40.8)	(29.6)	(27.9)
Effect of exchange rate changes	(0.1)	0.3	(0.3)

Net capitalized turnaround costs at end of the year	$119.8	$82.1	$54.8

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

CF INDUSTRIES HOLDINGS, INC.

18.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at December 31, 2013 and 2012:

	Nitrogen	Phosphate	Total
	(in millions)
Balance at December 31, 2012	$2,063.6	$0.9	$2,064.5
Goodwill related to acquisitions of Canadian terminals	32.2	—	32.2
Goodwill reclassified to non-current assets held for sale	—	(0.9)	(0.9)

Balance at December 31, 2013	$2,095.8	$—	$2,095.8

        During the fourth quarter of 2013, we acquired three ammonia terminals in Canada for an aggregate purchase price of $72.5 million. These facilities increase our distribution capabilities to customers in Western Canada. The acquired assets were recorded at the acquisition date fair value and are being depreciated in accordance with our existing depreciation policy over their remaining economic useful lives. The Company recognized $32.2 million of goodwill that represents the excess of the purchase price over the net fair value of the assets acquired, which is not deductible for income tax purposes.

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer Relationships	$50.0	$(10.4)	$39.6	$50.0	$(7.6)	$42.4
TerraCair Brand	10.0	(3.8)	6.2	10.0	(2.8)	7.2

Total intangible assets	$60.0	$(14.2)	$45.8	$60.0	$(10.4)	$49.6

        Amortization expense of our identifiable intangibles was $3.8 million, $3.8 million and $3.8 million for 2013, 2012 and 2011, respectively.

        Total estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2014	$4.0
2015	4.0
2016	4.0
2017	4.0
2018	4.0

$20.0

CF INDUSTRIES HOLDINGS, INC.

19.   Other Assets

        Other assets consist of the following:

	December 31,
	2013	2012
	(in millions)
Deferred financing fees	$47.8	$44.7
Spare parts	69.2	72.7
Investments in auction rate securities	13.1	26.0
Intangible assets—net	45.8	49.6
Nonqualified employee benefit trusts	22.4	21.7
Tax related assets	37.9	29.8
Other	9.3	13.4

	$245.5	$257.9

        Deferred financing fees include amounts associated with our senior notes issued in connection with our credit agreement. See Note 21—Financing Agreements, for additional information.

        Our intangible assets are customer relationships and a trademark. See Note 18—Goodwill and Other Intangible Assets for additional information.

20.   Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
	(in millions)
Accounts payable	$169.0	$117.3
Accrued natural gas costs	86.0	80.8
Payroll and employee related costs	71.8	63.1
Accrued expansion project costs	55.4	—
Accrued share repurchase	40.3	—
Accrued interest	24.0	22.6
Asset retirement obligations—current portion	—	12.3
Other	117.6	70.4

	$564.1	$366.5

        Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes.

        Accrued expansion project costs include equipment costs and contracted services for the engineering and procurement related to our capacity expansion projects.

        Accrued interest on debt includes interest payable on our outstanding unsecured senior notes. For further details, see Note 21—Financing Agreements.

        The current portion of the asset retirement obligations for the current year is included in current liabilities held for sale as a result of the announced transaction to sell our phosphate mining and manufacturing business. For additional information, see Note 12—Assets and Liabilities Held for Sale.

CF INDUSTRIES HOLDINGS, INC.

        Other includes accrued utilities, property taxes, sales incentives and other credits, maintenance and professional services.

21.   Financing Agreements

        Long-term debt consisted of the following:

	December 31,
	2013	2012
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.3	—
4.950% due 2043	748.8	—

	$3,098.1	$1,600.0
Less: Current portion	—	—

Net long-term debt	$3,098.1	$1,600.0

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

        At December 31, 2013, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

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

CF INDUSTRIES HOLDINGS, INC.

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

        At December 31, 2013, the carrying value of the 2018/2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.

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

        At December 31, 2013, the carrying value of the 2023/2043 Notes was $1.5 billion and the fair value was approximately $1.4 billion.

22.   Leases

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments range from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput

CF INDUSTRIES HOLDINGS, INC.

requirements. The storage agreements contain minimum terms generally ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.

        Future minimum payments under noncancelable operating leases, including barge charters and storage agreements at December 31, 2013 are shown below.

Operating Lease Payments
(in millions)
2014	$88.8
2015	81.5
2016	76.1
2017	58.7
2018	42.3
Thereafter	91.0

$438.4

        Total rent expense for cancelable and noncancelable operating leases was $98.9 million for 2013, $89.7 million for 2012 and $81.0 million for 2011.

23.   Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2013	2012
	(in millions)
Asset retirement obligations	$—	$145.0
Less: Current portion in accrued expenses	—	12.3

Noncurrent portion	—	132.7
Benefit plans and deferred compensation	156.1	209.1
Tax related liabilities	81.8	38.5
Capacity expansion project costs	70.5	—
Environmental and related costs	4.3	4.0
Other	12.9	11.4

	$325.6	$395.7

        Asset retirement obligations are for phosphogypsum stack closure, mine reclamation and other obligations (see Note 10—Asset Retirement Obligations). As a result of the announced phosphate mining and manufacturing business sale, our asset retirement obligations are included in noncurrent liabilities held for sale at December 31, 2013 (see Note 12—Assets and Liabilities Held for Sale).

        Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 7—Pension and Other Postretirement Benefits).

        Capacity expansion project costs consist of amounts due to contractors with delayed payment terms that will be paid upon completion of the project.

        Environmental and related costs consist of the noncurrent portions of the liability for environmental items included in other operating—net (see Note 8—Other Operating—Net).

CF INDUSTRIES HOLDINGS, INC.

24.   Derivative Financial Instruments

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

        As of December 31, 2013 and 2012, we had open natural gas derivative contracts for 76.3 million MMBtus and 58.9 million MMBtus, respectively. For the year ended December 31, 2013, we used derivatives to cover approximately 90% of our natural gas consumption.

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

        At December 31, 2013, the notional amount of our open foreign currency derivatives was $636.3 million. Of this amount none was designated as hedging instruments for accounting purposes. At December 31, 2013, the Company elected to de-designate the remaining cash flow hedging instruments related to our capacity expansion projects.

        We did not utilize foreign currency derivatives in 2011. No reclassification from AOCI to income occurred in 2013, 2012 or 2011, and none is expected within the next twelve months. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capacity expansion projects.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations is shown in the tables below:

	Gain (loss) recognized in OCI			Gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2013	2012	2011	Location	2013	2012	2011
	(in millions)				(in millions)
Foreign exchange contracts	$3.0	$7.2	$—	Other operating—net	$—	$—	$—

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2013	2012	2011
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$(1.8)	$1.8	$—

	Gain (loss) recognized in income
		Year ended December 31,
Derivatives not designated as hedges	Location	2013	2012	2011
		(in millions)
Natural gas derivatives	Cost of sales	$52.9	$66.5	$(77.3)
Foreign exchange contracts	Other operating—net	14.8	6.3	—

		$67.7	$72.8	$(77.3)

	Gain (loss) in income
	Year ended December 31,
All Derivatives	2013	2012	2011
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$67.7	$72.8	$(77.3)
Cash flow hedge ineffectiveness	(1.8)	1.8	—

Total unrealized gains (losses)	65.9	74.6	(77.3)
Realized gains (losses)	1.8	(144.4)	(54.5)

Net derivative gains (losses)	$67.7	$(69.8)	$(131.8)

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 5—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
		December 31,			December 31,
	Balance Sheet Location			Balance Sheet Location
		2013	2012		2013	2012
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$4.2	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	—	4.8	Other noncurrent liabilities	—	—

		$—	$9.0		$—	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$27.3	$3.9	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	1.6	2.4	Other non current liabilities	—	—
Natural gas derivatives	Other current assets	45.4	2.0	Other current liabilities	(0.2)	(5.5)
Natural gas derivatives	Other noncurrent assets	—	—	Other non current liabilities	—	(0.1)

		$74.3	$8.3		$(0.2)	$(5.6)

Total derivatives		$74.3	$17.3		$(0.2)	$(5.6)

Current / Non-Current Totals
	Other current assets	$72.7	$10.1	Other current liabilities	$(0.2)	$(5.5)
	Other noncurrent assets	1.6	7.2	Other non current liabilities	—	(0.1)

Total derivatives		$74.3	$17.3		$(0.2)	$(5.6)

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

CF INDUSTRIES HOLDINGS, INC.

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

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. At December 31, 2013 and 2012, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $0.2 million and $0.9 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At December 31, 2013 and 2012, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities at December 31, 2013 and 2012.

		Gross amounts not offset in consolidated balance sheet
	Gross and net amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2013
Total derivative assets	$74.3	$0.2	$—	$74.1
Total derivative liabilities	—	—	—	—

Net assets	$74.3	$0.2	$—	$74.1

December 31, 2012
Total derivative assets	$17.3	$4.6	$—	$12.7
Total derivative liabilities	5.6	4.6	—	1.0

Net assets	$11.7	$—	$—	$11.7

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was approximately $74.1 million and $12.7 million at December 31, 2013 and 2012, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

CF INDUSTRIES HOLDINGS, INC.

25.   Stockholders' Equity

Common Stock

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

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases are determined by our management based on evaluation of market conditions, stock price, and other factors. During 2013, we repurchased 7.3 million shares for $1.4 billion, of which $40.3 million was accrued but unpaid at December 31, 2013. During the year we retired 6.4 million shares of repurchased stock. At December 31, 2013 we held in treasury approximately 0.9 million shares of repurchased stock. Subsequent to December 31, 2013, we repurchased an additional 1.2 million shares for $294.9 million, bringing the total repurchased shares to date under this program to 8.5 million at an aggregate expenditure of $1.7 billion.

        Changes in common shares outstanding are as follows:

	Year ended December 31,
	2013	2012	2011
Beginning balance	62,950,688	65,419,989	71,267,185
Exercise of stock options	226,303	569,490	638,926
Issuance of restricted stock(1)	30,074	25,662	32,867
Forfeitures of restricted stock	(1,570)	(2,170)	(3,140)
Purchase of treasury shares(2)	(7,340,682)	(3,062,283)	(6,515,849)

Ending balance	55,864,813	62,950,688	65,419,989

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

Accumulated Other Comprehensive Income (Loss)

        Changes to accumulated other comprehensive income (loss) and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2010	$22.4	$(4.9)	$—	$(70.8)	$(53.3)
Unrealized gain	—	3.2	—	—	3.2
Reclassification to net earnings	—	(0.2)	—	7.9	7.7
Loss arising during the period	—	—	—	(45.2)	(45.2)
Effect of exchange rate changes and deferred taxes	(7.0)	(1.1)	—	(3.6)	(11.7)

Balance at December 31, 2011	15.4	(3.0)	—	(111.7)	(99.3)
Unrealized gain	—	4.3	7.2	—	11.5
Reclassification to net earnings	—	(0.6)	—	11.5	10.9
Loss arising during the period	—	—	—	(1.0)	(1.0)
Effect of exchange rate changes and deferred taxes	46.0	(1.1)	(2.6)	(14.0)	28.3

Balance at December 31, 2012	61.4	(0.4)	4.6	(115.2)	(49.6)
Unrealized gain	—	2.1	3.0	—	5.1
Reclassification to earnings	—	(0.6)	—	12.2	11.6
Gain arising during the period	—	—	—	46.2	46.2
Effect of exchange rate changes and deferred taxes	(29.5)	(0.5)	(1.1)	(24.8)	(55.9)

Balance at December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)

        The $1.0 million defined benefit plan loss arising during 2012 is net of a $13.4 million curtailment gain pertaining to retiree medical benefits recognized in the third quarter of 2012. For additional information, refer to Note 7—Pension and Other Postretirement Benefits.

CF INDUSTRIES HOLDINGS, INC.

        Reclassifications out of AOCI to the consolidated statement of operations for the year ended December 31, 2013 were as follows:

	Amount Reclassified from AOCI	Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$(0.6)	Interest income

Total before tax	(0.6)
Tax effect	0.2

Net of tax	$(0.4)

Defined Benefit Plans
Amortization of transition obligation	$— (1)
Amortization of prior service cost	0.3 (1)
Amortization of net loss	11.9 (1)

Total before tax	12.2
Tax effect	(4.3)

Net of tax	$7.9

Total reclassifications for the period	$7.5

(1)
These AOCI components are included in the computation of net periodic benefit cost of our pension and other postretirement benefits.

26.   Stock-Based Compensation

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

Share Reserve and Individual Award Limits

        The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 3.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plan to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. At December 31, 2013, we had 2.9 million shares available

CF INDUSTRIES HOLDINGS, INC.

for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

Stock Options

        Under the Plan, we granted to plan participants nonqualified options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of the options is ten years and generally one-third of the options vest on each of the first three anniversaries of the date of grant.

        The fair value of each stock option award is estimated using the Black- Scholes option valuation model. Key assumptions used and resulting grant date fair values are shown in the following table.

	2013	2012	2011
Assumptions:
Weighted-average expected volatility	35%	50%	53%
Expected term of stock options	4.4 Years	4.5 Years	4.7 Years
Risk-free interest rate	1.4%	0.7%	0.9%
Weighted-average expected dividend yield	0.8%	0.8%	1.1%
Weighted-average grant date fair value per share of options granted	$53.82	$80.59	$56.60

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

        A summary of stock option activity under the plan at December 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2012	766,607	$100.34
Granted	212,420	188.73
Exercised	(226,303)	44.93
Forfeited	(15,192)	170.38

Outstanding at December 31, 2013	737,532	141.76

Exercisable at December 31, 2013	406,687	102.53

        Selected amounts pertaining to stock option exercises are as follows:

	2013	2012	2011
	(in millions)
Cash received from stock option exercises	$10.3	$14.6	$15.5
Actual tax benefit realized from stock option exercises	$11.9	$36.9	$30.0
Pre-tax intrinsic value of stock options exercised	$38.6	$95.2	$79.4

CF INDUSTRIES HOLDINGS, INC.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	24,000	1.9	$15.86	$5.2	24,000	1.9	$15.86	$5.2
$ 20.01 - $100.00	234,003	5.9	76.50	36.6	234,003	5.9	76.50	36.6
$100.01 - $207.95	479,529	8.4	179.86	25.5	148,684	6.9	157.50	11.2

	737,532	7.4	141.76	$67.3	406,687	6.0	102.53	$53.0

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $233.04 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

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

        A summary of restricted stock activity under the plan at December 31, 2013 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	98,284	$129.05
Granted	30,074	189.42
Restrictions lapsed (vested)	(52,785)	87.67
Forfeited	(1,570)	137.99

Outstanding at December 31, 2013	74,003	200.11

        The weighted-average grant date fair value per share of restricted stock granted in 2013, 2012 and 2011 was $189.42, $201.22 and $150.64, respectively.

        Selected amounts pertaining to restricted stock that vested are as follows:

	2013	2012	2011
	(in millions)
Actual tax benefit realized from restricted stock vested	$3.4	$2.9	$1.7
Fair value of restricted stock vested	$10.0	$7.6	$4.4

CF INDUSTRIES HOLDINGS, INC.

Compensation Cost

        Compensation cost is recorded primarily in selling, general and administrative expense. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2013	2012	2011
	(in millions)
Stock-based compensation expense(1)	$12.6	$11.1	$9.9
Income tax benefit	(4.6)	(4.0)	(3.7)

Stock-based compensation expense, net of income taxes	$8.0	$7.1	$6.2

(1)
In addition to our expense associated with the Plan, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense resulting from these market-based liability awards amounted to zero, $0.8 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011 respectively. Stock compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit expense.

        As of December 31, 2013, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $14.9 million for stock options, which will be recognized over a weighted average period of 2.1 years, and $7.2 million for restricted stock, which will be recognized over a weighted average period of 2.1 years.

        An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2013, 2012 and 2011 totaled $13.5 million, $36.1 million and $47.2 million, respectively.

27.   Other Financial Statement Data

        The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Cash paid during the year for
Interest	$162.0	$113.1	$126.7
Income taxes—net of refunds	847.4	1,073.7	819.2

28.   Contingencies

Litigation

West Fertilizer Co.

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result

CF INDUSTRIES HOLDINGS, INC.

of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on the initial analysis of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.

Other Litigation

        From time to time, we are subject to ordinary, routine legal proceedings related to the usual conduct of our business, including proceedings regarding public utility and transportation rates, environmental matters, taxes and permits relating to the operations of our various plants and facilities. Based on the information available as of the date of this filing, we believe that the ultimate outcome of these routine matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental

Florida Environmental Matters

Clean Air Act Notice of Violation

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the Plant City facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. Although this matter has been referred to the United States Department of Justice (DOJ), the Company has continued to meet with the EPA to discuss these alleged violations. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

        We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

EPCRA/CERCLA Notice of Violation

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA), which requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that the Company violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. The Company does not know at this time if it will settle this matter prior to initiation of formal legal action.

CF INDUSTRIES HOLDINGS, INC.

        We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on the Company's financial position, results of operations or cash flows.

Federal and State Numeric Nutrient Criteria Regulation

        On August 18, 2009, the EPA entered into a consent decree with certain environmental groups with respect to the promulgation of numeric criteria for nitrogen and phosphorous in surface waters in Florida. The consent decree was approved by a Federal district court judge on November 16, 2009. The EPA adopted final numeric nutrient criteria for Florida lakes and inland flowing waters on November 14, 2010. On February 18, 2012, the federal district court (Court) upheld parts of the numeric nutrient criteria regulation, but found that the EPA had not adequately justified the criteria for streams and therefore concluded that the adoption of such criteria was arbitrary and capricious.

        Subsequently, the Florida Department of Environmental Protection (FDEP) adopted its own nitrogen and phosphorous criteria for surface waters and related implementation standards. On November 30, 2012, the EPA approved Florida's nutrient criteria and, on June 27, 2013, the EPA approved new water quality standards submitted by the FDEP relating to the scope of coverage of the FDEP's numeric nutrient criteria for surface waters. On January 7, 2014, the U.S. District Court for the Northern District of Florida granted the EPA's motion to amend the 2009 consent decree. As a result, the EPA is no longer required by the consent decree to promulgate numeric nitrogen and phosphorous criteria for certain surface waters that the FDEP had determined were more properly regulated by the state's narrative standard. The Court's order allows the EPA to withdraw its federal numeric nutrient criteria, after which the FDEP's regulations will become effective.

        The 2009 consent decree also required the EPA to develop numeric nutrient criteria for Florida coastal and estuarine waters. Although the EPA proposed such criteria in 2012, the FDEP submitted to the EPA new numeric nutrient water quality standards for those waters on July 31 and August 1, 2013. On September 26, 2013, the EPA approved Florida's new and revised nutrient water quality standards for estuaries and coastal waters and informed the Court that as a result, it was not required to finalize the federal criteria that it had proposed.

        There is continuing regulatory uncertainty because the EPA's approval of the FDEP nutrient water quality standards is still subject to challenge. Nonetheless, numeric nutrient water quality criteria for Florida waters, whether federal or state, could result in substantially more stringent nitrogen and phosphorous limits in wastewater discharge permits for our mining, manufacturing and distribution operations in Florida. More stringent limits on wastewater discharge permits could increase our costs and limit our operations and, therefore, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

        Segment data for net sales, cost of sales, gross margin, depreciation, depletion and amortization, capital expenditures, and assets for 2013, 2012 and 2011 are shown in the following tables. Other assets, capital expenditures and depreciation include amounts attributable to the corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, equity method investments and other investments.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2013
Net sales
Ammonia	$1,437.9	$—	$1,437.9
Urea	924.6	—	924.6
UAN	1,935.1	—	1,935.1
AN	215.1	—	215.1
DAP	—	600.6	600.6
MAP	—	196.3	196.3
Other	165.1	—	165.1

	4,677.8	796.9	5,474.7
Cost of sales	2,232.5	722.0	2,954.5

Gross margin	$2,445.3	$74.9	$2,520.2

Total other operating costs and expenses			150.2
Equity in earnings of operating affiliates			41.7

Operating earnings			$2,411.7

Year ended December 31, 2012
Net sales
Ammonia	$1,677.6	$—	$1,677.6
Urea	1,143.4	—	1,143.4
UAN	1,886.2	—	1,886.2
AN	222.8	—	222.8
DAP	—	794.5	794.5
MAP	—	212.9	212.9
Other	166.6	—	166.6

	5,096.6	1,007.4	6,104.0
Cost of sales	2,183.0	807.7	2,990.7

Gross margin	$2,913.6	$199.7	$3,113.3

Total other operating costs and expenses			200.9
Equity in earnings of operating affiliates			47.0

Operating earnings			$2,959.4

Year ended December 31, 2011
Net sales
Ammonia	$1,562.8	$—	$1,562.8
Urea	1,069.7	—	1,069.7
UAN	1,991.6	—	1,991.6
DAP	247.5	—	247.5
MAP	—	829.1	829.1
Potash	—	256.7	256.7
Other	140.5	—	140.5

	5,012.1	1,085.8	6,097.9
Cost of sales	2,448.9	753.4	3,202.3

Gross margin	$2,563.2	$332.4	$2,895.6

Total other operating costs and expenses			155.3
Equity in earnings of operating affiliates			50.2

Operating earnings			$2,790.5

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2013	$328.4	$42.3	$39.9	$410.6
Year ended December 31, 2012	$334.6	$43.5	$41.7	$419.8
Year ended December 31, 2011	$316.3	$50.7	$49.2	416.2
Capital expenditures
Year ended December 31, 2013	$759.5	$59.0	$5.3	$823.8
Year ended December 31, 2012	$431.3	$64.4	$27.8	$523.5
Year ended December 31, 2011	$177.0	$52.0	$18.2	247.2
Assets
December 31, 2013	$6,913.8	$817.6	$2,946.7	$10,678.1
December 31, 2012	$5,991.5	$795.2	$3,380.2	$10,166.9

        Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Sales by geographic region (based on destination of shipments)
U.S.	$4,497.8	$5,260.9	$5,175.9
Canada	508.5	446.4	492.1
Export	468.4	396.7	429.9

	$5,474.7	$6,104.0	$6,097.9

	December 31,
	2013	2012
	(in millions)
Property, plant and equipment—net by geographic region
U.S.	$3,528.8	$3,327.8
Canada	572.9	572.7

Consolidated	$4,101.7	$3,900.5

        The principal customers for our nitrogen and phosphate fertilizers are cooperatives and independent fertilizer distributors. None of our customers in 2013 accounted for more than ten percent of our consolidated sales.

30.   Related Party Transactions

KEYTRADE AG

        We own 50% of the common shares of Keytrade, a global fertilizer trading company headquartered near Zurich, Switzerland. We utilize Keytrade as our exclusive exporter of phosphate fertilizers from North America. Profits resulting from sales with Keytrade are eliminated until realized by Keytrade. Our sales to Keytrade were $423.5 million, $397.4 million and $396.2 million for 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, Keytrade had a $42.2 million and $17.6 million accounts receivable balance, respectively. See Note 16—Equity Method Investments, for additional information on Keytrade.

CF INDUSTRIES HOLDINGS, INC.

31.   Quarterly Data—Unaudited

        The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2013. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended
	March 31	June 30	September 30	December 31		Full Year
	(in millions, except per share amounts)
2013
Net sales	$1,336.5	$1,714.9	$1,097.0	$1,326.3		$5,474.7
Gross margin	675.1	865.2	386.1	593.8		2,520.2
Unrealized gains (losses) on derivatives(1)	8.8	(14.4)	15.7	55.8		65.9
Net earnings attributable to common stockholders	406.5	498.2	234.1	325.8		1,464.6
Net earnings per share attributable to common stockholders
Basic	6.53	8.43	4.09	5.73		24.87
Diluted	6.47	8.38	4.07	5.71		24.74
2012
Net sales	$1,527.6	$1,735.6	$1,359.4	$1,481.4	(2)	$6,104.0
Gross margin	711.8	1,043.3	702.0	656.2	(2)	3,113.3
Unrealized gains (losses) on derivatives(1)	(55.9)	77.6	39.8	13.1		74.6
Net earnings attributable to common stockholders	368.4	606.3	403.3	470.7		1,848.7
Net earnings per share attributable to common stockholders
Basic	5.62	9.42	6.43	7.48		28.94
Diluted	5.54	9.31	6.35	7.40		28.59

(1)
Amounts represent pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 24—Derivative Financial Instruments, for additional information.

(2)
Net sales and gross margin for the fourth quarter of 2012 reflects a $129.7 million reduction relating to a modification to CFL's selling prices, as described in Note 4—Noncontrolling Interest.

32.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 21, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the Securities and Exchange Commission on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CF

CF INDUSTRIES HOLDINGS, INC.

Industries, that from time to time is a borrower or guarantor under the Credit Agreement, or any renewal, replacement or refinancing thereof. At December 31, 2013, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the years ended December 31, 2013, 2012, and 2011 and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries at December 31, 2013 and 2012. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,105.8	$5,767.5	$(1,398.6)	$5,474.7
Cost of sales	—	886.0	3,463.0	(1,394.5)	2,954.5

Gross margin	—	219.8	2,304.5	(4.1)	2,520.2

Selling, general and administrative expenses	2.7	11.8	151.5	—	166.0
Other operating—net	—	7.6	(23.4)	—	(15.8)

Total other operating costs and expenses	2.7	19.4	128.1	—	150.2
Equity in earnings of operating affiliates	—	—	41.7	—	41.7

Operating earnings (loss)	(2.7)	200.4	2,218.1	(4.1)	2,411.7
Interest expense	—	155.1	(1.8)	(1.1)	152.2
Interest income	—	(0.9)	(4.9)	1.1	(4.7)
Net (earnings) of wholly-owned subsidiaries	(1,466.4)	(1,423.0)	—	2,889.4	—
Other non-operating—net	—	(0.4)	54.9	—	54.5

Earnings before income taxes and equity in losses of non-operating affiliates	1,463.7	1,469.6	2,169.9	(2,893.5)	2,209.7
Income tax provision (benefit)	(0.9)	3.0	684.4	—	686.5
Equity in losses of non-operating affiliates—net of taxes	—	(0.2)	9.8	—	9.6

Net earnings	1,464.6	1,466.4	1,495.3	(2,893.5)	1,532.8
Less: Net earnings attributable to noncontrolling interest	—	—	72.3	(4.1)	68.2

Net earnings attributable to common stockholders	$1,464.6	$1,466.4	$1,423.0	$(2,889.4)	$1,464.6

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Other comprehensive income (loss)	7.0	7.0	(40.1)	32.4	6.3

Comprehensive income	1,471.6	1,473.4	1,455.2	(2,861.1)	1,539.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	72.3	(4.8)	67.5

Comprehensive income attributable to common stockholders	$1,471.6	$1,473.4	$1,382.9	$(2,856.3)	$1,471.6

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,747.9	$2,514.5	$(158.4)	$6,104.0
Cost of sales	—	1,854.6	1,287.2	(151.1)	2,990.7

Gross margin	—	1,893.3	1,227.3	(7.3)	3,113.3

Selling, general and administrative expenses	2.5	128.0	21.3	—	151.8
Other operating—net	—	24.0	25.1	—	49.1

Total other operating costs and expenses	2.5	152.0	46.4	—	200.9
Equity in earnings of operating affiliates	—	4.9	42.1	—	47.0

Operating earnings (loss)	(2.5)	1,746.2	1,223.0	(7.3)	2,959.4
Interest expense	—	126.8	10.1	(1.6)	135.3
Interest income	—	(1.4)	(4.5)	1.6	(4.3)
Net (earnings) of wholly-owned subsidiaries	(1,851.2)	(792.8)	—	2,644.0	—
Other non-operating—net	—	—	(1.1)	—	(1.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,848.7	2,413.6	1,218.5	(2,651.3)	2,829.5
Income tax provision	—	562.2	402.0	—	964.2
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(0.2)	58.3	—	58.1

Net earnings	1,848.7	1,851.2	874.8	(2,651.3)	1,923.4
Less: Net earnings attributable to noncontrolling interest	—	—	82.0	(7.3)	74.7

Net earnings attributable to common stockholders	$1,848.7	$1,851.2	$792.8	$(2,644.0)	$1,848.7

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Other comprehensive income	49.6	49.6	23.6	(72.4)	50.4

Comprehensive income	1,898.3	1,900.8	898.4	(2,723.7)	1,973.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	82.0	(6.6)	75.4

Comprehensive income attributable to common stockholders	$1,898.3	$1,900.8	$816.4	$(2,717.1)	$1,898.4

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,585.3	$3,013.8	$(501.2)	$6,097.9
Cost of sales	—	1,932.1	1,470.1	(199.9)	3,202.3

Gross margin	—	1,653.2	1,543.7	(301.3)	2,895.6

Selling, general and administrative expenses	3.6	99.5	26.9	—	130.0
Restructuring and integration costs	—	2.0	2.4	—	4.4
Other operating—net	—	(18.9)	39.8	—	20.9

Total other operating costs and expenses	3.6	82.6	69.1	—	155.3
Equity in earnings of operating affiliates	—	(1.2)	51.4	—	50.2

Operating earnings (loss)	(3.6)	1,569.4	1,526.0	(301.3)	2,790.5
Interest expense	—	137.1	10.4	(0.3)	147.2
Interest income	—	(0.7)	(1.3)	0.3	(1.7)
Net (earnings) of wholly-owned subsidiaries	(1,541.5)	(618.8)	—	2,160.3	—
Other non-operating—net	—	(0.1)	(0.5)	—	(0.6)

Earnings before income taxes and equity in earnings of non-operating affiliates	1,537.9	2,051.9	1,517.4	(2,461.6)	2,645.6
Income tax (benefit) provision	(1.3)	505.6	422.2	—	926.5
Equity in earnings (loss) of non-operating affiliates—net of taxes	—	(4.8)	46.7	—	41.9

Net earnings	1,539.2	1,541.5	1,141.9	(2,461.6)	1,761.0
Less: Net earnings attributable to noncontrolling interest	—	—	523.1	(301.3)	221.8

Net earnings attributable to common stockholders	$1,539.2	$1,541.5	$618.8	$(2,160.3)	$1,539.2

Condensed, Consolidating Statement of Comprehensive Income

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,539.2	$1,541.5	$1,141.9	$(2,461.6)	$1,761.0
Other comprehensive income (loss)	(45.9)	(45.9)	(37.4)	82.6	(46.6)

Comprehensive income	1,493.3	1,495.6	1,104.5	(2,379.0)	1,714.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	523.1	(301.9)	221.2

Comprehensive income attributable to common stockholders	$1,493.3	$1,495.6	$581.4	$(2,077.1)	$1,493.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$20.4	$1,690.3	$—	$1,710.8
Restricted cash	—	—	154.0	—	154.0
Accounts and notes receivable-net	—	287.1	1,172.2	(1,228.4)	230.9
Inventories—net	—	3.3	271.0	—	274.3
Prepaid income taxes	0.9	—	33.4	(0.9)	33.4
Deferred income taxes	—	—	60.0	—	60.0
Assets held for sale	—	68.1	6.2	—	74.3
Other	—	—	92.4	—	92.4

Total current assets	1.0	378.9	3,479.5	(1,229.3)	2,630.1
Property, plant and equipment—net	—	—	4,101.7	—	4,101.7
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	5,193.4	8,161.1	925.8	(13,354.3)	926.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.8	—	2,095.8
Noncurrent assets held for sale	—	679.0	—	—	679.0
Other assets	—	60.7	184.8	—	245.5

Total assets	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts and notes payable and
accrued expenses	$40.6	$354.2	$715.9	$(546.6)	$564.1
Income taxes payable	—	29.1	45.1	(0.9)	73.3
Customer advances	—	—	120.6	—	120.6
Liabilities held for sale	—	26.8	—	—	26.8
Other	648.4	0.9	84.9	(690.7)	43.5

Total current liabilities	689.0	411.0	966.5	(1,238.2)	828.3

Long-term debt	—	3,098.1	—	—	3,098.1
Deferred income taxes	—	—	982.9	(149.7)	833.2
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	154.5	—	—	154.5
Other noncurrent liabilities	—	—	325.6	—	325.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,594.3	(12.6)	7,823.0	(7,810.4)	1,594.3
Retained earnings	3,725.6	5,248.6	354.5	(5,603.1)	3,725.6
Treasury stock	(201.8)	—	—	—	(201.8)
Accumulated other comprehensive
income (loss)	(42.6)	(42.6)	(43.0)	85.6	(42.6)

Total stockholders' equity	5,076.1	5,193.4	8,152.0	(13,345.4)	5,076.1
Noncontrolling interest	—	—	362.3	—	362.3

Total equity	5,076.1	5,193.4	8,514.3	(13,345.4)	5,438.4

Total liabilities and equity	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$440.8	$1,834.1	$—	$2,274.9
Accounts and notes receivable—net	—	145.1	1,007.9	(935.6)	217.4
Income taxes receivable	—	642.1	—	(642.1)	—
Inventories—net	—	193.1	84.8	—	277.9
Deferred income taxes	—	9.5	—	—	9.5
Other	—	15.4	12.5	—	27.9

Total current assets	—	1,446.0	2,939.3	(1,577.7)	2,807.6
Property, plant and equipment—net	—	1,008.1	2,892.4	—	3,900.5
Deferred income taxes	—	50.7	—	(50.7)	—
Asset retirement obligation funds	—	200.8	—	—	200.8
Investments in and advances to affiliates	5,331.5	6,291.4	935.2	(11,622.5)	935.6
Due from affiliates	570.7	—	1.8	(572.5)	—
Goodwill	—	0.9	2,063.6	—	2,064.5
Other assets	—	136.5	121.4	—	257.9

Total assets	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$222.6	$159.3	$(15.4)	$366.5
Income taxes payable	—	—	829.2	(642.1)	187.1
Customer advances	—	247.9	132.8	—	380.7
Notes payable	—	900.0	14.6	(909.6)	5.0
Distributions payable to noncontrolling interest	—	—	15.7	(10.4)	5.3
Other	—	4.5	1.1	—	5.6

Total current liabilities	—	1,375.0	1,152.7	(1,577.5)	950.2

Long-term debt	—	1,600.0	—	—	1,600.0
Deferred income taxes	—	—	989.5	(50.7)	938.8
Due to affiliates	—	572.5	—	(572.5)	—
Other noncurrent liabilities	—	255.4	140.3	—	395.7
Equity:
Stockholders' equity:
Preferred stock	—	—	65.3	(65.3)	—
Common stock	0.6	—	154.3	(154.3)	0.6
Paid-in capital	2,492.3	739.8	4,493.6	(5,233.3)	2,492.4
Retained earnings	3,461.2	4,641.3	1,598.3	(6,239.7)	3,461.1
Treasury stock	(2.3)	—	—	—	(2.3)
Accumulated other comprehensive income (loss)	(49.6)	(49.6)	(2.9)	52.5	(49.6)

Total stockholders' equity	5,902.2	5,331.5	6,308.6	(11,640.1)	5,902.2
Noncontrolling interest	—	—	362.6	17.4	380.0

Total equity	5,902.2	5,331.5	6,671.2	(11,622.7)	6,282.2

Total liabilities and equity	$5,902.2	$9,134.4	$8,953.7	$(13,823.4)	$10,166.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities
Depreciation, depletion and amortization	—	47.8	362.8	—	410.6
Deferred income taxes	—	(21.3)	(13.0)	—	(34.3)
Stock compensation expense	12.6	—	—	—	12.6
Excess tax benefit from stock-based compensation	(13.5)	—	—	—	(13.5)
Unrealized loss (gain) on derivatives	—	—	(59.3)	—	(59.3)
Loss (gain) on disposal of property, plant and equipment	—	—	5.6	—	5.6
Undistributed loss (earnings) of affiliates—net	(1,466.4)	(1,427.0)	(11.4)	2,893.5	(11.3)
Due to / from affiliates—net	13.5	—	(13.5)	—	—
Changes in:
Accounts and notes receivable—net	—	(220.8)	(293.4)	514.6	0.4
Inventories—net	—	(11.8)	(68.5)	—	(80.3)
Accrued income taxes	(0.9)	23.6	(176.1)	—	(153.4)
Accounts and notes payable and accrued expenses	(2.8)	305.4	261.5	(514.6)	49.5
Customer advances	—	—	(260.1)	—	(260.1)
Margin deposits	—	—	—	—	—
Other—net	—	3.9	63.6	—	67.5

Net cash provided by (used in) operating activities	7.1	166.2	1,293.5	—	1,466.8

Investing Activities:
Additions to property, plant and equipment	—	(58.9)	(764.9)	—	(823.8)
Proceeds from sale of property, plant and equipment	—	—	12.6	—	12.6
Sales and maturities of short-term and auction rate securities	—	13.5	—	—	13.5
Canadian terminal acquisition	—	—	(72.5)	—	(72.5)
Deposits to restricted cash funds	—	—	(154.0)	—	(154.0)
Deposits to asset retirement obligation funds	—	(2.9)	—	—	(2.9)
Other—net	—	—	7.8	—	7.8

Net cash provided by (used in) investing activities	—	(48.3)	(971.0)	—	(1,019.3)

Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Financing fees	—	(14.5)	—	—	(14.5)
Purchase of treasury stock	(1,409.1)	—	—	—	(1,409.1)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Dividends paid on common stock	(129.1)	(859.0)	(129.0)	988.0	(129.1)
Distributions to/from noncontrolling interest	—	14.3	(88.0)	—	(73.7)
Issuances of common stock under employee stock plans	10.3	—	—	—	10.3
Excess tax benefit from stock-based compensation	13.5	—	—	—	13.5
Dividends to / from affiliates	859.0	129.0	—	(988.0)	—
Other—net	648.4	(941.2)	335.8	—	43.0

Net cash provided by (used in) financing activities	(7.0)	(538.3)	(435.0)	—	(980.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(31.3)	—	(31.3)

Increase (decrease) in cash and cash equivalents	0.1	(420.4)	(143.8)	—	(564.1)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$0.1	$20.4	$1,690.3	$—	$1,710.8

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2012
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	120.9	298.9	—	419.8
Deferred income taxes	—	(130.8)	(7.6)	—	(138.4)
Stock compensation expense	11.2	—	0.7	—	11.9
Excess tax benefit from stock-based compensation	(36.1)	—	—	—	(36.1)
Unrealized loss (gain) on derivatives	—	(68.0)	(10.8)	—	(78.8)
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	2.4	3.1	— —	5.5
Undistributed loss (earnings) of affiliates—net	(1,851.2)	(805.9)	(9.1)	2,651.3	(14.9)
Due to / from affiliates—net	476.7	(476.4)	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(344.6)	(198.9)	596.7	53.2
Margin deposits	—	0.8	—	—	0.8
Inventories—net	—	24.3	10.5	—	34.8
Accrued income taxes	—	(315.4)	374.1	—	58.7
Accounts and notes payable and accrued expenses	—	597.9	24.3	(596.7)	25.5
Customer advances	—	63.5	59.8	—	123.3
Other—net	—	(28.8)	15.7	—	(13.1)

Net cash provided by (used in) operating activities	449.3	491.1	1,435.2	—	2,375.6

Investing Activities:
Additions to property, plant and equipment	—	(339.9)	(183.6)	—	(523.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	12.3	4.7	—	17.0
Sales and maturities of short-term and auction rate securities	—	48.4	—	—	48.4
Deposits to asset retirement funds	—	(55.4)	—	—	(55.4)

Net cash provided by (used in) investing activities	—	(334.6)	(178.9)	—	(513.5)

Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5	—	40.5
Repayments of advances from unconsolidated affiliates	—	—	(40.5)	—	(40.5)
Dividends paid on common stock	(102.7)	—	—	—	(102.7)
Dividends to / from affiliates	102.7	(102.7)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(532.3)	—	(231.8)
Purchase of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	14.6	—	—	—	14.6
Excess tax benefit from stock-based compensation	36.1	—	—	—	36.1

Net cash provided by (used in) financing activities	(449.3)	197.8	(545.3)	—	(796.8)

Effect of exchange rate changes on cash and cash equivalents	—	(12.2)	14.8	—	2.6

Increase in cash and cash equivalents	—	342.1	725.8	—	1,067.9
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0

Cash and cash equivalents at end of period	$—	$440.8	$1,834.1	$—	$2,274.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Year ended December 31, 2011
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,539.2	$1,541.5	$1,141.9	$(2,461.6)	$1,761.0
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	133.9	282.3	—	416.2
Deferred income taxes	2.2	(65.6)	30.5	—	(32.9)
Stock compensation expense	9.8	—	0.8	—	10.6
Excess tax benefit from stock-based compensation	(47.2)	—	—	—	(47.2)
Unrealized loss (gain) on derivatives	—	66.5	10.8	—	77.3
Loss (gain) on disposal of property, plant and equipment and non-core assets	—	(31.9)	40.7	—	8.8
Undistributed loss (earnings) of affiliates—net	(1,541.5)	(915.0)	(18.6)	2,461.6	(13.5)
Due to / from affiliates—net	975.3	(975.5)	0.2	—	—
Changes in:
Accounts and notes receivable—net	—	601.4	(489.4)	(147.5)	(35.5)
Margin deposits	—	2.6	(1.2)	—	1.4
Inventories—net	—	(36.0)	(2.5)	—	(38.5)
Accrued income taxes	—	(237.9)	339.5	—	101.6
Accounts and notes payable and accrued expenses	—	337.5	(479.8)	147.5	5.2
Customer advances	—	(101.1)	(73.2)	—	(174.3)
Other—net	(0.3)	5.6	33.4	—	38.7

Net cash provided by (used in) operating activities	937.5	326.0	815.4	—	2,078.9

Investing Activities:
Additions to property, plant and equipment	—	(139.9)	(107.3)	—	(247.2)
Proceeds from sale of property, plant and equipment and non-core assets	—	51.9	2.8	—	54.7
Sales and maturities of short-term and auction rate securities	—	34.8	3.1	—	37.9
Deposits to asset retirement obligation funds	—	(50.4)	—	—	(50.4)
Other—net	—	—	31.2	—	31.2

Net cash provided by (used in) investing activities	—	(103.6)	(70.2)	—	(173.8)

Financing Activities:
Payments on long-term debt	—	(346.0)	—	—	(346.0)
Financing fees	—	(1.5)	—	—	(1.5)
Purchase of treasury stock	(1,000.2)	—	—	—	(1,000.2)
Dividends paid on common stock	(68.7)	—	—	—	(68.7)
Dividends to / from affiliates	68.7	(68.7)	—	—	—
Distributions to / from noncontrolling interest	—	153.0	(298.7)	—	(145.7)
Issuances of common stock under employee stock plans	15.5	—	—	—	15.5
Excess tax benefit from stock-based compensation	47.2	—	—	—	47.2

Net cash provided by (used in) financing activities	(937.5)	(263.2)	(298.7)	—	(1,499.4)

Effect of exchange rate changes on cash and cash equivalents	—	3.3	0.3	—	3.6

Increase (decrease) in cash and cash equivalents	—	(37.5)	446.8	—	409.3
Cash and cash equivalents at beginning of period	—	136.2	661.5	—	797.7

Cash and cash equivalents at end of period	$—	$98.7	$1,108.3	$—	$1,207.0

33. Subsequent Event

        In 2014, we repurchased 1.2 million of the Company's common shares for $294.9 million as part of the $3.0 billion share repurchase program announced in the third quarter of 2012 (see Note 25—Stockholders' Equity). Together with the 7.3 million shares repurchased during 2013, these repurchases bring the total repurchased shares to date under this program to 8.5 million for an aggregate expenditure of $1.7 billion.

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2013. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2013, which appears on page 150.

        (b)    Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

        We have audited CF industries Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Chicago, Illinois
February 27, 2014

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

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	637,496	$151.70	2,866,621
Equity compensation plans not approved by security holders	100,036	$78.35	—

Total	737,532	$141.76	2,866,621

        For additional information on our equity compensation plan, see Note 26—Stock-Based Compensation.

CF INDUSTRIES HOLDINGS, INC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Information appearing in the Proxy Statement under the headings "Corporate Governance—Director Independence" and "Policy Regarding Related Person Transactions" is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information appearing in the Proxy Statement under the headings "Audit and Non-Audit Fees" and "Pre-approval of Audit and Non-Audit Services" is incorporated herein by reference.

CF INDUSTRIES HOLDINGS, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  Documents filed as part of this Report:

1.	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	76
	Consolidated Statements of Operations	77
	Consolidated Statements of Comprehensive Income	78
	Consolidated Balance Sheets	79
	Consolidated Statements of Equity	80
	Consolidated Statements of Cash Flows	81
	Notes to Consolidated Financial Statements	82
Financial Statements Schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
2.	Exhibits

        A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 157 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 27, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL W. Anthony Will	President and Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2014
/s/ DENNIS P. KELLEHER Dennis P. Kelleher	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ RICHARD A. HOKER Richard A. Hoker	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2014
/s/ STEPHEN R. WILSON Stephen R. Wilson	Non-Executive Chairman of the Board	February 27, 2014
/s/ ROBERT C. ARZBAECHER Robert C. Arzbaecher	Director	February 27, 2014
/s/ WILLIAM DAVISSON William Davisson	Director	February 27, 2014
/s/ STEPHEN A. FURBACHER Stephen A. Furbacher	Director	February 27, 2014
/s/ STEPHEN J. HAGGE Stephen J. Hagge	Director	February 27, 2014
/s/ JOHN D. JOHNSON John D. Johnson	Director	February 27, 2014
/s/ ROBERT G. KUHBACH Robert G. Kuhbach	Director	February 27, 2014
/s/ EDWARD A SCHMITT Edward A. Schmitt	Director	February 27, 2014

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)
2.2
Agreement and Plan of Merger, dated March 12, 2010, among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)
2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)
2.4
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2013, File No. 001-32597)
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CF Industries Holdings, Inc. effective as of May 14, 2013 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 16, 2013, File No. 001-32597)
3.3
Amended and Restated By-laws of CF Industries Holdings, Inc., as amended through May 14, 2013 (incorporated by reference to Exhibit 3.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013, File No. 001-32597)
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)
4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and The Bank of New York, as the Rights Agent (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)
4.3
First Amendment to the Rights Agreement, dated as of August 31, 2010, between the CF Industries Holdings, Inc. and Mellon Investor Services LLC, as successor to The Bank of New York (incorporated by to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on September 3, 2010, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.4	Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
4.5
First Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 6.875% Senior Notes due 2018 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
4.6
Second Supplemental Indenture, dated April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)
4.7
Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
4.8
First Supplemental Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 3.450% Senior Notes due 2023 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
4.9
Second Supplemental Indenture, dated May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 4.950% Senior Notes due 2043 (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)
10.1
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)
10.2
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.3
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.4	Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**
10.5
Change in Control Severance Agreement, effective as of November 19, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.6
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)
10.7
Change in Control Severance Agreement, effective as of August 1, 2007, and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Schedule 14D-9 on Form SC 14D9 filed with the SEC on March 23, 2009, File No. 005-80934)**
10.8
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**
10.9
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)
10.10	Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall**
10.11
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

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.14	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**
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
10.17	Form of Non-Qualified Stock Option Award Agreement**
10.18
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**
10.19	Form of Restricted Stock Unit Award Agreement**
10.20	Form of Performance Restricted Stock Unit Award Agreement**
10.21	Letter Agreement, dated as of December 18, 2013, relating to the Equity Award Agreements between CF Industries Holdings, Inc. and Stephen R. Wilson**
10.22
Net Operating Loss Agreement, dated as of August 16, 2005, by and among CF Industries Holdings, Inc., CF Industries, Inc. and Existing Stockholders of CF Industries, Inc. (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005, File No. 001-32597)

Credit Agreement, dated as of May 1, 2012 among CF Industries Holdings, Inc., CF Industries, Inc., the various lenders party thereto, Morgan Stanley Bank, N.A., as issuing bank, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 1, 2012, File No. 001-32597)
10.23
Amended and Restated Revolving Credit Agreement, dated as of April 22, 2013, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Banks, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013, File No. 001-32597)
10.24
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of the registrant
23	Consent of KPMG LLP, independent registered public accounting firm

CF INDUSTRIES HOLDINGS, INC.

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
101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Consolidated Financial Statements

**
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.