Form 10-Q
period 2014-03-31
CF Industries Holdings, Inc.
filed 2014-05-08
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        52,073,400 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 30, 2014.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(in millions, except per share amounts)
Net sales	$1,132.6	$1,336.5
Cost of sales	689.8	661.4

Gross margin	442.8	675.1

Selling, general and administrative expenses	41.7	44.3
Other operating—net	(5.8)	14.6

Total other operating costs and expenses	35.9	58.9
Gain on sale of phosphate business	747.1	—
Equity in earnings of operating affiliates	15.8	11.6

Operating earnings	1,169.8	627.8
Interest expense	40.0	39.1
Interest income	(0.2)	(2.1)
Other non-operating—net	(0.1)	54.7

Earnings before income taxes and equity in earnings of non-operating affiliates	1,130.1	536.1
Income tax provision	413.2	107.4
Equity in earnings of non-operating affiliates—net of taxes	3.5	0.7

Net earnings	720.4	429.4
Less: Net earnings attributable to noncontrolling interest	11.9	22.9

Net earnings attributable to common stockholders	$708.5	$406.5

Net earnings per share attributable to common stockholders:
Basic	$12.94	$6.53

Diluted	$12.90	$6.47

Weighted average common shares outstanding:
Basic	54.8	62.3

Diluted	54.9	62.8

Dividends declared per common share	$1.00	$0.40

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in millions)
Net earnings	$720.4	$429.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(16.9)	(56.7)
Unrealized loss on hedging derivatives—net of taxes	—	(7.8)
Unrealized gain on securities—net of taxes	0.1	0.4
Defined benefit plans—net of taxes	7.4	3.0

	(9.4)	(61.1)

Comprehensive income	711.0	368.3
Less: Comprehensive income attributable to the noncontrolling interest	11.9	22.3

Comprehensive income attributable to common stockholders	$699.1	$346.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	December 31, 2013
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$3,530.2	$1,710.8
Restricted cash	653.3	154.0
Accounts receivable—net	215.7	230.9
Inventories—net	384.4	274.3
Deferred income taxes	44.6	60.0
Prepaid income taxes	—	33.4
Assets held for sale	—	74.3
Other	82.9	92.4

Total current assets	4,911.1	2,630.1
Property, plant and equipment, net	4,281.9	4,101.7
Investments in and advances to affiliates	933.5	926.0
Goodwill	2,094.6	2,095.8
Noncurrent assets held for sale	—	679.0
Other assets	254.4	245.5

Total assets	$12,475.5	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$593.7	$564.1
Income taxes payable	347.1	73.3
Customer advances	477.3	120.6
Liabilities held for sale	—	26.8
Other	17.6	43.5

Total current liabilities	1,435.7	828.3

Long-term debt	4,592.3	3,098.1
Deferred income taxes	821.0	833.2
Noncurrent liabilities held for sale	—	154.5
Other noncurrent liabilities	318.2	325.6
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value,
50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2014—56,839,066 shares issued and 2013—56,733,712 shares issued	0.6	0.6
Paid-in capital	1,612.0	1,594.3
Retained earnings	4,378.9	3,725.6
Treasury stock—at cost, 2014—4,088,938 shares and 2013—885,518 shares	(995.8)	(201.8)
Accumulated other comprehensive loss	(52.0)	(42.6)

Total stockholders' equity	4,943.7	5,076.1
Noncontrolling interest	364.6	362.3

Total equity	5,308.3	5,438.4

Total liabilities and equity	$12,475.5	$10,678.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	406.5	—	406.5	22.9	429.4
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(56.1)	(56.1)	(0.6)	(56.7)
Unrealized loss on hedging derivatives—net of taxes	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Unrealized gain on securities—net of taxes	—	—	—	—	0.4	0.4	—	0.4
Defined benefit plans—net of taxes	—	—	—	—	3.0	3.0	—	3.0

Comprehensive income						346.0	22.3	368.3

Purchases of treasury stock	—	(507.3)	—	—		(507.3)	—	(507.3)
Issuance of $0.01 par value common stock under employee stock plans	—	—	4.6	—	—	4.6	—	4.6
Stock-based compensation expense	—	—	3.0	—	—	3.0	—	3.0
Excess tax benefit from stock-based compensation	—	—	9.0	—	—	9.0	—	9.0
Cash dividends ($0.40 per share)	—	—	—	(25.2)		(25.2)	—	(25.2)
Declaration of distribution payable	—	—	—	—	—	—	(16.7)	(16.7)
Effect of exchange rates changes	—	—	—	—	—	—	(0.2)	(0.2)

Balance at March 31, 2013	$0.6	$(509.6)	$2,509.0	$3,842.4	$(110.1)	$5,732.3	$385.4	$6,117.7

Balance at December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	708.5	—	708.5	11.9	720.4
Other comprehensive income (loss)
Foreign currency translation adjustment—net of taxes	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Unrealized gain on securities—net of taxes	—	—	—	—	0.1	0.1	—	0.1
Defined benefit plans—net of taxes	—	—	—	—	7.4	7.4	—	7.4

Comprehensive income						699.1	11.9	711.0

Purchases of treasury stock	—	(794.0)	—	—	—	(794.0)	—	(794.0)
Issuance of $0.01 par value common stock under employee stock plans	—	—	9.4	—	—	9.4	—	9.4
Stock-based compensation expense	—	—	3.8	—	—	3.8	—	3.8
Excess tax benefit from stock-based compensation	—	—	4.5	—	—	4.5	—	4.5
Cash dividends ($1.00 per share)	—	—	—	(55.2)		(55.2)	—	(55.2)
Declaration of distribution payable	—	—	—	—	—	—	(9.6)	(9.6)

Balance at March 31, 2014	$0.6	$(995.8)	$1,612.0	$4,378.9	$(52.0)	$4,943.7	$364.6	$5,308.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
	(in millions)
Operating Activities:
Net earnings	$720.4	$429.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	105.3	107.1
Deferred income taxes	17.1	(66.7)
Stock compensation expense	3.8	3.2
Excess tax benefit from stock-based compensation	(4.5)	(9.0)
Unrealized loss (gain) on derivatives	21.9	(9.0)
Gain on sale of phosphate business	(747.1)	—
Loss on disposal of property, plant and equipment	0.1	2.3
Undistributed earnings of affiliates—net	(11.4)	(4.2)
Changes in:
Accounts receivable	32.2	(25.4)
Inventories	(112.3)	(109.8)
Accrued income taxes	279.9	(81.8)
Accounts payable and accrued expenses	67.4	73.5
Customer advances—net	356.8	317.9
Other—net	20.4	51.2

Net cash provided by operating activities	750.0	678.7

Investing Activities:
Additions to property, plant and equipment	(392.4)	(152.8)
Proceeds from the sale of property, plant and equipment	1.3	3.3
Proceeds from sale of phosphate business	1,353.6	—
Deposits to restricted cash funds	(505.0)	(45.3)
Withdrawals from restricted cash funds	5.7	—
Other—net	5.8	(1.9)

Net cash provided by (used in) investing activities	469.0	(196.7)

Financing Activities:
Proceeds from long-term borrowings	1,494.2	—
Financing fees	(15.7)	—
Dividends paid on common stock	(55.2)	(25.2)
Distributions to noncontrolling interests	(9.6)	(16.7)
Purchase of treasury stock	(781.8)	(500.1)
Issuances of common stock under employee stock plans	9.4	4.6
Excess tax benefit from stock-based compensation	4.5	9.0
Other—net	(43.0)	—

Net cash provided by (used in) financing activities	602.8	(528.4)

Effect of exchange rate changes on cash and cash equivalents	(2.4)	(18.2)

Increase (decrease) in cash and cash equivalents	1,819.4	(64.6)
Cash and cash equivalents at beginning of period	1,710.8	2,274.9

Cash and cash equivalents at end of period	$3,530.2	$2,210.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen fertilizer products in the world. Our principal customers are cooperatives and independent fertilizer distributors. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizers. Our principal phosphate products were diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which is located in Florida, to the Mosaic Company (Mosaic) for approximately $1.4 billion in cash, subject to adjustments as provided in the agreement. The sale followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the phosphate business sale transaction and are being settled in the ordinary course.

        Upon closing the phosphate business sale transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that historically has been maintained between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

        The Company's results are organized into two business segments—the nitrogen segment and the phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory in the distribution network will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013, in accordance with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

CF INDUSTRIES HOLDINGS, INC.

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

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

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

3.     Phosphate Business Disposition

        In March of 2014, we completed the sale of the Company's phosphate mining and manufacturing business (the "Transaction") to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustments as provided in the Purchase Agreement. We recognized a pre-tax and after-tax gain on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course.

        Upon closing the Transaction we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that historically has been maintained between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. These sales to Mosaic are reported in our nitrogen segment. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results.

CF INDUSTRIES HOLDINGS, INC.

        The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets or liabilities sold to Mosaic had been classified as held for sale prior to closing the Transaction. As a result, no depreciation was recorded during 2014 on amounts in long-lived assets classified as held for sale.

4.     Derivative Financial Instruments

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

        As of March 31, 2014 and December 31, 2013, we had open natural gas derivative contracts for 57.4 million MMBtus and 76.3 million MMBtus, respectively. For the three months ended March 31, 2014, we used derivatives to cover approximately 71% of our natural gas consumption.

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

        At March 31, 2014, the notional amount of our open foreign currency derivatives was $607.2 million. Of this amount none was designated as hedging instruments for accounting purposes. At December 31, 2013, the Company elected to de-designate the remaining cash flow hedging instruments related to our capacity expansion projects.

        No reclassification from accumulated other comprehensive income (AOCI) to income occurred in the three months ended March 31, 2014 or during 2013, and none is expected within the next twelve months. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capital expansion projects.

CF INDUSTRIES HOLDINGS, INC.

        The effect of derivatives in our consolidated statements of operations for the three months ended March 31, 2014 and 2013 is shown in the table below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2014	2013	Location	2014	2013
	(in millions)			(in millions)
Foreign exchange contracts	$—	$(12.2)	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$(0.2)

	Gain (loss) recognized in income
		Three months ended March 31,
Derivatives not	Location	2014	2013
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(22.6)	$22.5
Foreign exchange contracts	Other operating—net	(4.9)	(13.5)

		$(27.5)	$9.0

	Gain (loss) in income
	Three months ended March 31,
All Derivatives	2014	2013
	(in millions)
Unrealized (losses) gains
Derivatives not designated as hedges	$(27.5)	$9.0
Cash flow hedge ineffectiveness	—	(0.2)

Total unrealized (losses) gains	(27.5)	8.8
Realized gains (losses)	62.0	(7.7)

Net derivative gains	$34.5	$1.1

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 17—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—

		$—	$—		$—	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$22.3	$27.3	Other current liabilities	$(0.2)	$—
Foreign exchange contracts	Other noncurrent assets	0.8	1.6	Other non current liabilities	—	—
Natural gas derivatives	Other current assets	29.7	45.4	Other current liabilities	(0.3)	(0.2)
Natural gas derivatives	Other noncurrent assets	—	—	Other non current liabilities	—	—

		$52.8	$74.3		$(0.5)	$(0.2)

Total derivatives		$52.8	$74.3		$(0.5)	$(0.2)

Current / Non-Current Totals
	Other current assets	$52.0	$72.7	Other current liabilities	$(0.5)	$(0.2)
	Other noncurrent assets	0.8	1.6	Other non current liabilities	—	—

Total derivatives		$52.8	$74.3		$(0.5)	$(0.2)

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

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our

CF INDUSTRIES HOLDINGS, INC.

net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. At March 31, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $0.5 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities at March 31, 2014 and December 31, 2013.

		Gross amounts not offset in consolidated balance sheet
	Amounts presented in consolidated balance sheet(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2014
Total derivative assets	$52.8	$0.5	$—	$52.3
Total derivative liabilities	0.5	0.5	—	—

Net assets	$52.3	$—	$—	$52.3

December 31, 2013
Total derivative assets	$74.3	$0.2	$—	$74.1
Total derivative liabilities	—	—	—	—

Net assets	$74.3	$0.2	$—	$74.1

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was approximately $52.3 million and $74.1 million at March 31, 2014 and December 31, 2013, respectively. We do not believe the contractually allowed netting, close-out netting or set-off of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

CF INDUSTRIES HOLDINGS, INC.

5.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended March 31,
	2014	2013
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$708.5	$406.5

Basic earnings per common share:
Weighted average common shares outstanding	54.8	62.3

Net earnings attributable to common stockholders	$12.94	$6.53

Diluted earnings per common share:
Weighted average common shares outstanding	54.8	62.3
Dilutive common shares—stock options	0.1	0.5

Diluted weighted average shares outstanding	54.9	62.8

Net earnings attributable to common stockholders	$12.90	$6.47

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three months ended March 31, 2014 and 2013, anti-dilutive stock options were insignificant.

6.     Interest Expense

        Details of interest expense are as follows:

	Three months ended March 31,
	2014	2013
	(in millions)
Interest on borrowings	$47.9	$28.0
Fees on financing agreements	3.5	3.5
Interest on tax liabilities	1.5	12.1
Interest capitalized and other	(12.9)	(4.5)

	$40.0	$39.1

7.     Income Taxes

        Our income tax provision for the three months ended March 31, 2014 was $413.2 million on pre-tax income of $1,130.1 million, or an effective tax rate of 36.6%, compared to an income tax provision of $107.4 million, or an effective tax rate of 20.0% for the three months ended March 31, 2013. Our income tax provision for the three months ended March 31, 2014 includes $286.1 million of income tax expense relating to the phosphate business sale transaction, which increased the effective tax rate by 3.4%. Our effective tax rate was higher in the three months ended March 31, 2014 due to the fact that the prior year's quarter included a favorable tax effect related to the Closing Agreement with the IRS as discussed further below.

CF INDUSTRIES HOLDINGS, INC.

        Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to noncontrolling interests in TNCLP, which does not record an income tax provision.

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

        In March 2013, we entered into a Closing Agreement with the IRS to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. In our consolidated statement of operations for the three months ended March 31, 2013, the expense related to this liability is included in Other non-operating—net. On our consolidated balance sheet at March 31, 2014, $10.2 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $32.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years.

        For additional information concerning income taxes, see Note 11—Income Taxes in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

8.     Inventories—Net

        Inventories—net consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Fertilizer	$360.9	$251.0
Raw materials, spare parts and supplies	23.5	23.3

	$384.4	$274.3

CF INDUSTRIES HOLDINGS, INC.

9.     Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Land	$37.6	$37.9
Machinery and equipment	5,040.5	5,046.8
Buildings and improvements	158.0	159.4
Construction in progress	1,353.6	1,099.1

	6,589.7	6,343.2
Less: Accumulated depreciation, depletion and amortization	2,307.8	2,241.5

	$4,281.9	$4,101.7

        At March 31, 2014 and December 31, 2013 we had $147.9 million and $228.9 million, respectively, of construction in progress that was accrued but unpaid.

        At March 31, 2014, the expenditures related to the capacity expansion projects included in construction in progress in the table above totaled $883.2 million.

        Plant turnarounds—scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$119.8	$82.1
Additions	17.1	4.0
Depreciation	(18.7)	(8.7)
Effect of exchange rate changes	(0.6)	(0.1)

Ending balance	$117.6	$77.3

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

CF INDUSTRIES HOLDINGS, INC.

10.   Equity Method Investments

        Equity method investments consist of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Operating equity method investments	$377.1	$379.7
Non-operating equity method investments	556.4	546.3

Investments in and advances to affiliates	$933.5	$926.0

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended March 31,
	2014	2013
	(in millions)
Condensed statement of operations information:
Net sales	$75.2	$96.4

Net earnings	$24.8	$32.2

Equity in earnings of operating affiliates	$15.8	$11.6

	March 31, 2014	December 31, 2013
	(in millions)
Condensed balance sheet information:
Current assets	$84.2	$84.3
Long-term assets	142.8	147.3

Total assets	$227.0	$231.6

Current liabilities	$33.1	$36.5
Long-term liabilities	25.0	25.0
Equity	168.9	170.1

Total liabilities and equity	$227.0	$231.6

        The total carrying value of these investments at March 31, 2014 was $377.1 million, which was $292.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and

CF INDUSTRIES HOLDINGS, INC.

goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 20 years and 10 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $34.0 million and $38.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended March 31,
	2014	2013
	(in millions)
Condensed statement of operations information:
Net sales	$570.3	$594.1

Net earnings	$22.4	$7.0

Equity in earnings of non-operating affiliates—net of taxes	$3.5	$0.7

	March 31, 2014	December 31, 2013
	(in millions)
Condensed balance sheet information:
Current assets	$523.9	$540.3
Long-term assets	320.3	319.3

Total assets	$844.2	$859.6

Current liabilities	$276.7	$310.6
Long-term liabilities	164.7	168.9
Equity	402.8	380.1

Total liabilities and equity	$844.2	$859.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At March 31, 2014 and December 31, 2013, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the three month periods ended March 31, 2014 and 2013, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at March 31, 2014 was $544.0 million, which was $342.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the impact of our acquisition of Terra and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 12 years. Our equity in earnings of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At March 31, 2014, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $28.1 million.

11.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at March 31, 2014 and December 31, 2013:

	Nitrogen	Phosphate	Total
	(in millions)
Balance at December 31, 2013	$2,095.8	$—	$2,095.8
Impact from changes in foreign exchange	(1.2)	—	(1.2)

Balance at March 31, 2014	$2,094.6	$—	$2,094.6

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At March 31, 2014			At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(11.1)	$38.9	$50.0	$(10.4)	$39.6
TerraCair Brand	10.0	(4.1)	5.9	10.0	(3.8)	6.2

Total intangible assets	$60.0	$(15.2)	$44.8	$60.0	$(14.2)	$45.8

        Amortization expense of our identifiable intangibles for the three months ended March 31, 2014 and 2013 was $1.0 million and $0.9 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

        Total estimated amortization expense for the remainder of 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2014	$3.0
2015	4.0
2016	4.0
2017	4.0
2018	4.0
2019	2.8

$21.8

12.   Financing Agreements

Credit Agreement

        CF Holdings, as a guarantor, and CF Industries, as borrower, entered into a $500 million senior unsecured credit agreement, dated May 1, 2012 (the Credit Agreement), which provided for a revolving credit facility of up to $500 million with a maturity of five years. On April 22, 2013, the Credit Agreement was amended and restated to increase the credit facility from $500 million to $1.0 billion and extend its maturity to May 1, 2018.

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

        At March 31, 2014, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes

        Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.3
5.150% due 2034	746.1	—
4.950% due 2043	748.7	748.8
5.375% due 2044	748.1	—

	$4,592.3	$3,098.1
Less: Current portion	—	—

Net long-term debt	$4,592.3	$3,098.1

        On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044. The Company received net proceeds of $1.48 billion from the issuance and sale of the senior notes due in 2034 and 2044, after deducting underwriting discounts and offering expenses. The Company intends to use the net proceeds from the offering to fund capital expenditure programs and stock repurchases and for other general corporate purposes, including working capital.

        Under the indentures and supplemental indentures governing the senior notes in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes in control involving CF Holdings or CF Industries, they also require CF Industries to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under our Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the senior notes due in 2023, 2034, 2043 and 2044 following the repayment of the senior notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the senior notes due in 2018 and 2020.

13.   Treasury Stock

        In the third quarter of 2012, our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases are determined by our management based on evaluation of market conditions, stock price, and other factors. In the first quarter of 2014, we repurchased 3.2 million shares for $794.0 million, of which $52.5 million was accrued but unpaid at March 31, 2014. Through the end of April 2014, under this program 11.2 million shares have been

CF INDUSTRIES HOLDINGS, INC.

repurchased for an aggregate expenditure of $2.4 billion. At March 31, 2014, we held in treasury approximately 4.1 million shares of repurchased stock.

14.   Accumulated Other Comprehensive Income (Loss)

        Changes to AOCI are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain	—	0.9	(12.2)	—	(11.3)
Reclassification to net earnings	—	(0.3)	—	3.1	2.8
Effect of exchange rate changes, deferred taxes and other	(56.1)	(0.2)	4.4	(0.1)	(52.0)

Balance at March 31, 2013	$5.3	$—	$(3.2)	$(112.2)	$(110.1)

Balance at December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain (loss)	—	0.1	—	—	0.1
Gain arising during period				2.7	2.7
Reclassification to net earnings	—	(0.1)	—	0.5	0.4
Effect of exchange rate changes, deferred taxes and other	(16.9)	0.1	—	4.2	(12.6)

Balance at March 31, 2014	$15.0	$0.7	$6.5	$(74.2)	$(52.0)

        Reclassifications out of AOCI during the three months ended March 31, 2014 were as follows:

	Amount Reclassified from AOCI	Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$(0.1)	Interest income

Total before tax	(0.1)
Tax effect	—

Net of tax	$(0.1)

Defined Benefit Plans
Amortization of transition obligation	$— (1)
Amortization of prior service cost	— (1)
Amortization of net loss	0.5 (1)

Total before tax	0.5
Tax effect	(0.2)

Net of tax	$0.3

Total reclassifications for the period	$0.2

(1)
These AOCI components are included in the computation of net periodic benefit cost of our pension and other postretirement benefits.

CF INDUSTRIES HOLDINGS, INC.

        On March 17, 2014, we sold the phosphate mining and manufacturing business, which ceased certain benefits to affected employees. For the three months ended March 31, 2014, the defined benefit plan gain arising during the period pertains to the curtailment of pension plan benefits and a reduction of retiree medical benefits. For additional information, refer to Note 3-Phosphate Business Disposition.

15.   Contingencies

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

CF INDUSTRIES HOLDINGS, INC.

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

        Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Preliminary ozone design values computed for the Baton Rouge nonattainment area suggest the area may achieve attainment with the 2008 8-hour ozone standard. A determination from EPA is expected soon indicating that the Baton Rouge area is currently attaining the 2008 8-hour ozone standard. The determination is based on a recent review of air quality data from 2011 through 2013. Additional revisions to the ozone NAAQS may affect the longevity and long-term consequences of this determination.

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

Other

CERCLA/Remediation Matters

        From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site. However, based on currently available information, we do not expect that any remedial or financial obligations we may be

CF INDUSTRIES HOLDINGS, INC.

subject to involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

16.   Noncontrolling Interests

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

        In each of the applicable quarters of 2013 and 2012, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2014 and 2013, were $40.5 million and $71.3 million, respectively.

        At March 31, 2014, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

Canadian Fertilizers Limited (CFL)

        CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada, which until April 30, 2013, was a variable interest entity that was consolidated in the Company's financial statements. The Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.

CF INDUSTRIES HOLDINGS, INC.

        In 2012, the Company entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly owned subsidiary.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Three months ended March 31,
	2014	2013
	TNCLP	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$362.3	$17.4	$362.6	$380.0
Earnings attributable to noncontrolling interest	11.9	1.7	21.2	22.9
Declaration of distributions payable	(9.6)	—	(16.7)	(16.7)
Effect of exchange rate changes	—	(0.8)	—	(0.8)

Ending balance	$364.6	$18.3	$367.1	$385.4

Distributions payable to noncontrolling interest:
Beginning balance	$—	$5.3	$—	$5.3
Declaration of distributions payable	9.6	—	16.7	16.7
Distributions to noncontrolling interest	(9.6)	—	(16.7)	(16.7)

Ending balance	$—	$5.3	$—	$5.3

17.   Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$53.6	$—	$—	$53.6
U.S. and Canadian government obligations	3,433.7	—	—	3,433.7
Other debt securities	42.9	—	—	42.9

Total cash and cash equivalents	$3,530.2	$—	$—	$3,530.2
Restricted cash	653.3	—	—	653.3

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$148.9	$—	$—	$148.9
U.S. and Canadian government obligations	1,491.1	—	—	1,491.1
Other debt securities	70.8	—	—	70.8

Total cash and cash equivalents	$1,710.8	$—	$—	$1,710.8
Restricted cash	154.0	—	—	154.0
Asset retirement obligation funds	203.7	—	—	203.7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at March 31, 2014 and December 31, 2013 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	March 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$3,530.2	$3,530.2	$—	$—
Restricted cash	653.3	653.3	—	—
Unrealized gains on derivative instruments	52.8	—	52.8	—

Total assets at fair value	$4,236.3	$4,183.5	$52.8	$—

Unrealized losses on derivative instruments	$0.5	$—	$0.5	$—

Total liabilities at fair value	$0.5	$—	$0.5	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,710.8	$1,710.8	$—	$—
Restricted cash	154.0	154.0	—	—
Unrealized gains on derivative instruments	74.3	—	74.3	—
Asset retirement obligation funds	203.7	203.7	—	—

Total assets at fair value	$2,142.8	$2,068.5	$74.3	$—

Unrealized losses on derivative instruments	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

CF INDUSTRIES HOLDINGS, INC.

        Following is a summary of the valuation methodologies for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At March 31, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash

        We maintain two cash accounts for which the use of the funds are restricted. The first account was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of the engineering and procurement services contract, we are required to grant an affiliate of ThyssenKrupp Udhe a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.

        Our second account includes $460.6 million of cash proceeds that were received from the phosphate mining and manufacturing business sale and deposited into a restricted cash arrangement that will be utilized over the next six months (the "Replacement Period") to purchase assets in the capacity expansion program, which qualify for like-kind exchange treatment under the federal income tax law. We currently expect to spend approximately $304 million during the Replacement Period. Any funds not expended from the account upon expiration of the Replacement Period will be returned to the Company and available for general corporate use.

Derivative Instruments

        The derivative instruments that we use are primarily natural gas fixed price swaps, call options and foreign currency forward contracts traded in the over-the-counter markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, LA and Port Neal, IA capital expansion projects. The natural gas derivative contracts settle using NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 4—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        Prior to March 17, 2014, we maintained investments to meet financial assurance requirements associated with certain Asset Retirement Obligations (AROs) in Florida. The fair values of these investments were based upon daily quoted prices representing the Net Asset Value (NAV) of the investments. The fair values of the ARO funds approximated their cost basis. These ARO funds were transferred to Mosaic as part of the phosphate mining and manufacturing business sale. See Note 3—Phosphate Business Disposition, for additional information.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments

        The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31,		December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,592.3	$4,914.7	$3,098.1	$3,276.7

        The carrying amounts of cash and cash equivalents as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

18.   Segment Disclosures

        We are organized and managed based on two business segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. Our two business segments are the nitrogen segment and the phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2014 and 2013 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2014
Net sales
Ammonia	$272.4	$—	$272.4
Granular urea	216.2	—	216.2
UAN	399.9	—	399.9
AN	58.2	—	58.2
DAP	—	106.5	106.5
MAP	—	38.6	38.6
Other	40.8	—	40.8

	987.5	145.1	1,132.6
Cost of sales	553.2	136.6	689.8

Gross margin	$434.3	$8.5	$442.8

Total other operating costs and expenses			35.9
Gain on sale of phosphate business			747.1
Equity in earnings of operating affiliates			15.8

Operating earnings			$1,169.8

Three months ended March 31, 2013
Net sales
Ammonia	$200.4	$—	$200.4
Granular urea	263.6	—	263.6
UAN	537.9	—	537.9
AN	54.9	—	54.9
DAP	—	196.6	196.6
MAP	—	42.3	42.3
Other	40.8	—	40.8

	1,097.6	238.9	1,336.5
Cost of sales	450.0	211.4	661.4

Gross margin	$647.6	$27.5	$675.1

Total other operating costs and expenses			58.9
Equity in earnings of operating affiliates			11.6

Operating earnings			$627.8

        Total assets at March 31, 2014 and December 31, 2013, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
March 31, 2014	$7,291.2	$42.8	$5,141.5	$12,475.5
December 31, 2013	$6,913.8	$817.6	$2,946.7	$10,678.1

CF INDUSTRIES HOLDINGS, INC.

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

19.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the Securities and Exchange Commission on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the Credit Agreement, or any renewal, replacement or refinancing thereof. At March 31, 2014, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three months ended March 31, 2014 and 2013, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries at March 31, 2014 and December 31, 2013. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$372.0	$1,223.0	$(462.4)	$1,132.6
Cost of sales	—	188.3	963.9	(462.4)	689.8

Gross margin	—	183.7	259.1	—	442.8

Selling, general and administrative expenses	0.7	1.4	39.6	—	41.7
Other operating—net	—	(0.3)	(5.5)	—	(5.8)

Total other operating costs and expenses	0.7	1.1	34.1	—	35.9
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	15.8	—	15.8

Operating earnings (loss)	(0.7)	944.1	226.4	—	1,169.8
Interest expense	—	49.4	(9.3)	(0.1)	40.0
Interest income	—	(0.1)	(0.2)	0.1	(0.2)
Net (earnings) of wholly-owned subsidiaries	(709.0)	(151.3)	—	860.3	—
Other non-operating—net	—	(0.1)	—	—	(0.1)

Earnings before income taxes and equity in losses of non-operating affiliates	708.3	1,046.2	235.9	(860.3)	1,130.1
Income tax provision (benefit)	(0.2)	337.1	76.3	—	413.2
Equity in losses of non-operating affiliates—net of taxes	—	(0.1)	3.6	—	3.5

Net earnings	708.5	709.0	163.2	(860.3)	720.4
Less: Net earnings attributable to noncontrolling interest	—	—	11.9	—	11.9

Net earnings attributable to common stockholders	$708.5	$709.0	$151.3	$(860.3)	$708.5

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$708.5	$709.0	$163.2	$(860.3)	$720.4
Other comprehensive income (loss)	(9.4)	(9.4)	(9.4)	18.8	(9.4)

Comprehensive income	699.1	699.6	153.8	(841.5)	711.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	11.9	—	11.9

Comprehensive income attributable to common stockholders	$699.1	$699.6	$141.9	$(841.5)	$699.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$334.9	$1,414.8	$(413.2)	$1,336.5
Cost of sales	—	222.0	849.8	(410.4)	661.4

Gross margin	—	112.9	565.0	(2.8)	675.1

Selling, general and administrative expenses	1.0	1.6	41.7	—	44.3
Other operating—net	—	6.1	8.5	—	14.6

Total other operating costs and expenses	1.0	7.7	50.2	—	58.9
Equity in earnings of operating affiliates	—	—	11.6	—	11.6

Operating earnings (loss)	(1.0)	105.2	526.4	(2.8)	627.8
Interest expense	—	29.4	10.3	(0.6)	39.1
Interest income	—	(0.4)	(2.3)	0.6	(2.1)
Net (earnings) of wholly-owned subsidiaries	(407.2)	(358.3)	—	765.5	—
Other non-operating—net	—	—	54.7	—	54.7

Earnings before income taxes and equity in earnings of non-operating affiliates	406.2	434.5	463.7	(768.3)	536.1
Income tax provision (benefit)	(0.3)	27.3	80.4	—	107.4
Equity in earnings of non-operating affiliates—net of taxes	—	—	0.7	—	0.7

Net earnings	406.5	407.2	384.0	(768.3)	429.4
Less: Net earnings attributable to noncontrolling interest	—	—	25.7	(2.8)	22.9

Net earnings attributable to common stockholders	$406.5	$407.2	$358.3	$(765.5)	$406.5

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$406.5	$407.2	$384.0	$(768.3)	$429.4
Other comprehensive income	(60.5)	(60.5)	(107.1)	167.0	(61.1)

Comprehensive income	346.0	346.7	276.9	(601.3)	368.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	25.7	(3.4)	22.3

Comprehensive income attributable to common stockholders	$346.0	$346.7	$251.2	$(597.9)	$346.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$1,398.9	$2,131.2	$—	$3,530.2
Restricted cash	—	—	653.3	—	653.3
Accounts and notes receivable-net	—	1,760.0	802.1	(2,346.4)	215.7
Inventories—net	—	(1.2)	385.6	—	384.4
Prepaid income taxes	1.2	—	18.5	(19.7)	—
Deferred income taxes	—	—	44.6	—	44.6
Assets held for sale	—	—	—	—	—
Other	—	14.6	68.3	—	82.9

Total current assets	1.3	3,172.3	4,103.6	(2,366.1)	4,911.1
Property, plant and equipment—net	—	—	4,281.9	—	4,281.9
Deferred income taxes	—	149.6	—	(149.6)	—
Investments in and advances to affiliates	5,837.8	8,247.5	933.4	(14,085.2)	933.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,094.6	—	2,094.6
Noncurrent assets held for sale	—	—	—	—	—
Other assets	—	75.0	179.4	—	254.4

Total assets	$6,409.8	$11,644.4	$11,594.6	$(17,173.3)	$12,475.5

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,466.1	$260.5	$1,213.5	$(2,346.4)	$593.7
Income taxes payable	—	366.8	—	(19.7)	347.1
Customer advances	—	—	477.3	—	477.3
Liabilities held for sale	—	—	—	—	—
Other	—	14.6	3.0	—	17.6

Total current liabilities	1,466.1	641.9	1,693.8	(2,366.1)	1,435.7

Long-term debt	—	4,592.3	8.7	(8.7)	4,592.3
Deferred income taxes	—	—	970.6	(149.6)	821.0
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	—	—	—	—
Other noncurrent liabilities	—	—	318.2	—	318.2
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,612.0	(12.6)	7,823.0	(7,810.4)	1,612.0
Retained earnings	4,378.9	5,902.4	450.6	(6,353.0)	4,378.9
Treasury stock	(995.8)	—	—	—	(995.8)
Accumulated other comprehensive income (loss)	(52.0)	(52.0)	(52.4)	104.4	(52.0)

Total stockholders' equity	4,943.7	5,837.8	8,238.7	(14,076.5)	4,943.7
Noncontrolling interest	—	—	364.6	—	364.6

Total equity	4,943.7	5,837.8	8,603.3	(14,076.5)	5,308.3

Total liabilities and equity	$6,409.8	$11,644.4	$11,594.6	$(17,173.3)	$12,475.5

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$20.4	$1,690.3	$—	$1,710.8
Restricted cash	—	—	154.0	—	154.0
Accounts and notes receivable-net	—	287.1	1,172.2	(1,228.4)	230.9
Inventories—net	—	3.3	271.0	—	274.3
Prepaid income taxes	0.9	—	33.4	(0.9)	33.4
Deferred income taxes	—	—	60.0	—	60.0
Assets held for sale	—	68.1	6.2	—	74.3
Other	—	—	92.4	—	92.4

Total current assets	1.0	378.9	3,479.5	(1,229.3)	2,630.1
Property, plant and equipment—net	—	—	4,101.7	—	4,101.7
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	5,193.4	8,161.1	925.8	(13,354.3)	926.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.8	—	2,095.8
Noncurrent assets held for sale	—	679.0	—	—	679.0
Other assets	—	60.7	184.8	—	245.5

Total assets	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$40.6	$354.2	$715.9	$(546.6)	$564.1
Income taxes payable	—	29.1	45.1	(0.9)	73.3
Customer advances	—	—	120.6	—	120.6
Liabilities held for sale	—	26.8	—	—	26.8
Other	648.4	0.9	84.9	(690.7)	43.5

Total current liabilities	689.0	411.0	966.5	(1,238.2)	828.3

Long-term debt	—	3,098.1	—	—	3,098.1
Deferred income taxes	—	—	982.9	(149.7)	833.2
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	154.5	—	—	154.5
Other noncurrent liabilities	—	—	325.6	—	325.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,594.3	(12.6)	7,823.0	(7,810.4)	1,594.3
Retained earnings	3,725.6	5,248.6	354.5	(5,603.1)	3,725.6
Treasury stock	(201.8)	—	—	—	(201.8)
Accumulated other comprehensive income (loss)	(42.6)	(42.6)	(43.0)	85.6	(42.6)

Total stockholders' equity	5,076.1	5,193.4	8,152.0	(13,345.4)	5,076.1
Noncontrolling interest	—	—	362.3	—	362.3

Total equity	5,076.1	5,193.4	8,514.3	(13,345.4)	5,438.4

Total liabilities and equity	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$708.5	$709.0	$163.2	$(860.3)	$720.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	1.6	103.7	—	105.3
Deferred income taxes	—	—	17.1	—	17.1
Stock compensation expense	3.8	—	—	—	3.8
Excess tax benefit from stock-based compensation	(4.5)	—	—	—	(4.5)
Unrealized loss (gain) on derivatives	—	—	21.9	—	21.9
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss (gain) on disposal of property, plant and equipment	—	—	0.1	—	0.1
Undistributed loss (earnings) of affiliates—net	(709.0)	(151.3)	(11.4)	860.3	(11.4)
Due to / from affiliates—net	4.5	1.8	(6.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(16.7)	(278.5)	327.4	32.2
Inventories—net	—	5.6	(117.9)	—	(112.3)
Accrued income taxes	(0.2)	337.6	(57.5)	—	279.9
Accounts and notes payable and accrued expenses	0.1	340.5	54.2	(327.4)	67.4
Customer advances	—	—	356.8	—	356.8
Other—net	—	(3.6)	24.0	—	20.4

Net cash provided by (used in) operating activities	3.2	463.0	283.8	—	750.0

Investing Activities:
Additions to property, plant and equipment	—	(16.3)	(376.1)	—	(392.4)
Proceeds from sale of property, plant and equipment	—	—	1.3	—	1.3
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	5.7	—	5.7
Other—net	—	—	5.8	—	5.8

Net cash provided by (used in) investing activities	—	876.8	(407.8)	—	469.0

Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	764.7	(1,438.8)	674.1	—	—
Financing fees	—	(15.7)	—	—	(15.7)
Purchase of treasury stock	(781.8)	—	—	—	(781.8)
Dividends paid on common stock	(55.2)	(55.2)	(55.2)	110.4	(55.2)
Distributions to/from noncontrolling interest	—	—	(9.6)	—	(9.6)
Issuances of common stock under employee stock plans	9.4	—	—	—	9.4
Excess tax benefit from stock-based compensation	4.5	—	—	—	4.5
Dividends to / from affiliates	55.2	55.2	—	(110.4)	—
Other—net	—	(1.0)	(42.0)	—	(43.0)

Net cash provided by (used in) financing activities	(3.2)	38.7	567.3	—	602.8

Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)

Increase (decrease) in cash and cash equivalents	—	1,378.5	440.9	—	1,819.4
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8

Cash and cash equivalents at end of period	$0.1	$1,398.9	$2,131.2	$—	$3,530.2

 CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Parent	CFI	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$406.5	$407.2	$384.0	$(768.3)	$429.4
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	16.6	90.5	—	107.1
Deferred income taxes	—	—	(66.7)	—	(66.7)
Stock compensation expense	3.0	—	0.2	—	3.2
Excess tax benefit from stock-based compensation	(9.0)	—	—	—	(9.0)
Unrealized loss (gain) on derivatives	—	—	(9.0)	—	(9.0)
Loss (gain) on disposal of property, plant and equipment	—	—	2.3	—	2.3
Undistributed loss (earnings) of affiliates—net	(407.2)	(361.1)	(4.2)	768.3	(4.2)
Due to / from affiliates—net	9.0	—	(9.0)	—	—
Changes in:
Accounts and notes receivable—net	(163.0)	(346.7)	(882.9)	1,367.2	(25.4)
Inventories—net	—	(7.9)	(101.9)	—	(109.8)
Accrued income taxes	(0.3)	27.3	(108.8)	—	(81.8)
Accounts payable and accrued expenses	649.7	250.7	540.3	(1,367.2)	73.5
Customer advances	—	—	317.9	—	317.9
Other—net	—	(2.8)	54.0	—	51.2

Net cash provided by (used in) operating activities	488.7	(16.7)	206.7	—	678.7

Investing Activities:
Additions to property, plant and equipment	—	(19.0)	(133.8)	—	(152.8)
Proceeds from sale of property, plant and equipment	—	—	3.3	—	3.3
Deposit on CFL acquisition	—	(45.3)	—	—	(45.3)
Other—net	—	—	(1.9)	—	(1.9)

Net cash provided by (used in) investing activities	—	(64.3)	(132.4)	—	(196.7)

Financing Activities:
Short-term debt—net	—	(11.7)	11.7	—	—
Dividends paid on common stock	(25.2)	(25.2)	(25.2)	50.4	(25.2)
Dividends to / from affiliates	25.2	25.2	—	(50.4)	—
Distributions to/from noncontrolling interest	—	—	(16.7)	—	(16.7)
Purchase of treasury stock	(500.1)	—	—	—	(500.1)
Issuances of common stock under employee stock plans	4.6	—	—	—	4.6
Excess tax benefit from stock-based compensation	9.0	—	—	—	9.0

Net cash provided by (used in) financing activities	(486.5)	(11.7)	(30.2)	—	(528.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18.2)	—	(18.2)

Increase (decrease) in cash and cash equivalents	2.2	(92.7)	25.9	—	(64.6)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$2.2	$348.1	$1,860.0	$—	$2,210.3

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us" and "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  First Quarter of 2014 Compared to First Quarter of 2013

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Holdings

Our Company

        We are one of the largest manufacturers and distributors of nitrogen fertilizer products in the world. Our principal customers are cooperatives and independent fertilizer distributors. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which is located in Florida, to the Mosaic Company (Mosaic) for approximately $1.4 billion in cash, subject to adjustments as provided in the agreement. The sale followed the terms of the definitive agreement we executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution

CF INDUSTRIES HOLDINGS, INC.

facilities were not sold to Mosaic in the phosphate business sale transaction and are being settled in the ordinary course of business.

        Upon closing the phosphate business sale transaction we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that historically has been maintained between our former phosphate mining and manufacturing business and our other operations. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

        Our operations are reported in two business segments—the nitrogen segment and the phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory in the distribution network will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results.

        Our principal nitrogen segment assets include:

  •
  six nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America), Medicine Hat, Alberta (Canadian Fertilizers Limited, or CFL, the largest nitrogen fertilizer complex in Canada), Port Neal, Iowa, Courtright, Ontario, Yazoo City, Mississippi, and Woodward, Oklahoma;

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

Items Affecting Comparability of Results

Phosphate Business Disposition

        In March of 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction") to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustments as provided in the Purchase Agreement. We recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and

CF INDUSTRIES HOLDINGS, INC.

accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the phosphate business sale transaction and are being settled in the ordinary course of business.

        Upon closing the transaction we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that historically has been maintained between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. These sales to Mosaic are reported in our nitrogen segment. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results.

        The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets and liabilities sold to Mosaic had been classified as held for sale prior to closing the Transaction. As a result, no depreciation was recorded during 2014 on amounts in long-lived assets classified as held for sale. The depreciation that would have been recorded in 2014, through March 17, 2014, is estimated at approximately $8.0 million.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $708.5 million in the first quarter of 2014 compared to net earnings of $406.5 million in 2013, an increase of $302.0 million, or 74%. Our results for the first quarter of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after-tax). Our 2014 results also included $22.6 million of pre-tax unrealized mark-to-market losses ($14.4 million after-tax) on natural gas derivatives and $0.9 million of realized and unrealized net gains ($0.6 million after-tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  During the first quarter of 2014, we experienced lower net sales and net earnings as compared to the prior year quarter due to continued weakness in the global nitrogen fertilizer markets evidenced by lower average selling prices and the impact of higher natural gas prices. The decline in nitrogen average selling prices was attributable to a combination of increased supply due primarily to higher exports from China and customers being cautious in their inventory buying, particularly for urea and UAN, for the spring application season. Natural gas costs increased as compared to the prior year quarter due to the impact of extremely cold winter weather conditions in North America. Partially offsetting these factors in the nitrogen segment was a modest increase in volume due primarily to strong shipments of ammonia. The phosphate segment experienced lower net sales due to the sale of the business during the first quarter of

CF INDUSTRIES HOLDINGS, INC.

    2014, a decline in average selling prices as compared to the prior year quarter and transportation delays due to winter weather conditions which slowed deliveries.

  •
  Diluted net earnings per share attributable to common stockholders nearly doubled to $12.90 in the first quarter of 2014 from $6.47 for the same quarter of 2013 due primarily to the gain from the phosphate business sale transaction and a lower average number of outstanding common shares due to our share repurchase program.

  •
  Net earnings attributable to common stockholders of $406.5 million for the first quarter of 2013 included a net after-tax $20.6 million benefit from the settlement with the IRS concerning pre-IPO NOLs, a $22.5 million pre-tax unrealized net mark-to-market gain ($14.2 million after-tax) on natural gas derivatives and $11.8 million of realized and unrealized net losses ($7.4 million after-tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

  •
  Our gross margin declined by $232.3 million, or 34%, to $442.8 million in the first quarter of 2014 from $675.1 million in the same quarter of 2013 due primarily to lower nitrogen segment results driven by lower average selling prices, increased production costs, and unrealized mark-to-market losses on natural gas derivatives in the current quarter compared to unrealized mark-to-market gains in the prior year first quarter.

  •
  Our net sales decreased $203.9 million, or 15%, in the first quarter of 2014 compared to the first quarter of 2013. In the nitrogen segment, net sales decreased by 10% due primarily to an 11% reduction in average selling prices, partially offset by a 1% increase in sales volume. In the phosphate segment, net sales declined by 39% due primarily to the sale of the phosphate business and to a 30% decline in average selling prices.

  •
  Net cash generated from operating activities during the first three months of 2014 was $750.0 million as compared to $678.7 million in the first three months of 2013. The $71.3 million increase in cash generated from operating activities included a combination of favorable working capital changes partially offset by lower earnings from core operating activities during the first three months of 2014 as compared to the first three months of 2013. Improvements in working capital in 2014 were due to a combination of increased customer advances, favorable accounts receivable collections and the impact of taxes recognized on the sale of the phosphate business that will be paid over the balance of the year. Offsetting the favorable working capital were lower earnings from core operating activities in the first three months of 2014 as compared to the first three months of 2013 as gross margin declined due primarily to lower operating results in the nitrogen segment.

  •
  Net cash provided by investing activities was $469.0 million in the first three months of 2014 as compared to cash used in investing activities in the first three months of 2013 of $196.7 million. During the first three months of 2014, the Company received proceeds of $1.4 billion from the sale of the phosphate business, offset by a $460.6 million deposit into a restricted cash arrangement that will be utilized over the next six months (the "Replacement Period") to purchase assets in the capacity expansion program which qualify for like-kind exchange treatment under the federal income tax law. We currently expect to spend approximately $304 million during the Replacement Period. Any funds not expended from the account upon expiration of the Replacement Period will be returned to the Company and available for general corporate use. We also invested $392.4 million for capital expenditures in the first quarter of 2014.

  •
  During the first quarter of 2014, we repurchased 3.2 million shares of our common stock at an average price of $248 per share, representing 5.7% of the prior year-end outstanding shares, at a cost of $794.0 million.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three Months Ended March 31
	2014	2013	2014 v. 2013
	(in millions, except per share amounts)
Nitrogen segment sales	$987.5	$1,097.6	$(110.1)	(10)%
Phosphate segment sales	145.1	238.9	(93.8)	(39)%

Net sales	1,132.6	1,336.5	(203.9)	(15)%

Nitrogen segment cost of sales	553.2	450.0	103.2	23%
Phosphate segment cost of sales	136.6	211.4	(74.8)	(35)%

Cost of sales	689.8	661.4	28.4	4%

Nitrogen segment gross margin	434.3	647.6	(213.3)	(33)%
Phosphate segment gross margin	8.5	27.5	(19.0)	(69)%

Gross margin	442.8	675.1	(232.3)	(34)%
Selling, general and administrative expenses	41.7	44.3	(2.6)	(6)%
Other operating—net	(5.8)	14.6	(20.4)	N/M

Total other operating costs and expenses	35.9	58.9	(23.0)	(39)%
Gain on sale of phosphate business	747.1	—	747.1	N/M
Equity in earnings of operating affiliates	15.8	11.6	4.2	36%

Operating earnings	1,169.8	627.8	542.0	86%
Interest expense	40.0	39.1	0.9	2%
Interest income	(0.2)	(2.1)	1.9	(90)%
Other non-operating—net	(0.1)	54.7	(54.8)	N/M

Earnings before income taxes and equity in earnings of non-operating affiliates	1,130.1	536.1	594.0	111%
Income tax provision	413.2	107.4	305.8	285%
Equity in earnings of non-operating affiliates—net of taxes	3.5	0.7	2.8	N/M

Net earnings	720.4	429.4	291.0	68%
Less: Net earnings attributable to noncontrolling interest	11.9	22.9	(11.0)	(48)%

Net earnings attributable to common stockholders	$708.5	$406.5	$302.0	74%

Diluted net earnings per share attributable to common stockholders	$12.90	$6.47	$6.43
Diluted weighted average common shares outstanding	54.9	62.8	(7.9)
Dividends declared per common share	$1.00	$0.40	$0.60

N/M—Not Meaningful

First Quarter of 2014 Compared to First Quarter of 2013

Consolidated Operating Results

        Net sales for the first quarter of 2014 declined from prior year levels due to weakness in global nitrogen fertilizer markets, which was evidenced by lower pricing, increased supply and customers' cautious buying behaviors due to expectations of lower prices, particularly for urea and UAN. The

CF INDUSTRIES HOLDINGS, INC.

increased supply was primarily the result of exports from Chinese urea producers, which weighed on global nitrogen prices. Phosphate sales volume was lower due to the sale of the phosphate business and transportation delays due to winter weather conditions, which slowed barge and rail deliveries in the first quarter of 2014. Phosphate sales were also impacted by lower selling prices.

        Our gross margin decreased $232.3 million, or 34%, to $442.8 million in the first quarter of 2014 from $675.1 million in the same quarter of 2013 reflecting declines in both the nitrogen and phosphate segments.

        In the nitrogen segment, the gross margin decreased by $213.3 million, or 33%, to $434.3 million as compared to $647.6 million in the first quarter of 2013 due primarily to an 11% decrease in average selling prices, an increase in production costs, and $22.6 million of net unrealized mark-to-market losses on natural gas derivatives in the current year's quarter as compared to $22.5 million of net unrealized mark-to-market gains in the first quarter of 2013.

        In the phosphate segment, gross margin decreased by $19.0 million, or 69%, to $8.5 million in the first quarter of 2014 from $27.5 million in the same period in 2013, due primarily to a 30% decline in average selling prices, transportation delays in deliveries and the sale of the phosphate business.

        Net earnings attributable to common stockholders of $708.5 million in the first quarter of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after-tax). First quarter 2014 results also included $22.6 million of pre-tax unrealized mark-to-market losses ($14.4 million after-tax) on natural gas derivatives and $0.9 million of realized and unrealized net gains ($0.6 million after-tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa.

Net Sales

        Net sales decreased 15% to $1.1 billion in the first quarter of 2014 compared to $1.3 billion in the first quarter of 2013 with a 10% decrease in the nitrogen segment and a 39% decrease in the phosphate segment.

        In the nitrogen segment, net sales decreased by $110.1 million, or 10%, due primarily to an 11% decrease in average selling prices partially offset by a 1% increase in volume. The decrease in prices was due primarily to increased supply, primarily from Chinese urea producers, customers' cautious buying behaviors due to expectations of lower urea and UAN prices and high inventory levels at the beginning of the quarter, particularly ammonia.

        In the phosphate segment, net sales declined $93.8 million, or 39%, due to a 30% decrease in average selling prices, a 14% reduction in sales volume and the sale of the phosphate business. The phosphate sales volume was negatively impacted by the phosphate business sale and delivery delays due to winter weather conditions, which slowed barge and rail deliveries in the first quarter of 2014.

Cost of Sales

        Cost of sales increased $28.4 million, or 4%, from the first quarter of 2013 to the first quarter of 2014. Cost of sales per ton in our nitrogen segment averaged $183 in the first quarter of 2014, a 22% increase over $150 in the same quarter of 2013. The increase was due primarily to an increase in production costs and the mark-to-market adjustments related to natural gas derivatives, as the first quarter of 2014 included $22.6 million of pre-tax unrealized mark-to-market losses while the first quarter of 2013 included $22.5 million of pre-tax unrealized mark-to-market gains. Phosphate segment cost of sales per ton averaged $319 in the first quarter of 2014 compared to $427 in the first quarter of

CF INDUSTRIES HOLDINGS, INC.

the prior year. This 25% decrease was due primarily to lower ammonia, sulfur, and phosphate rock costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $2.6 million to $41.7 million in the first quarter of 2014 from $44.3 million in the same quarter of 2013 due primarily to lower benefit plan costs and lower corporate office costs for certain corporate initiatives.

Other Operating—Net

        Other operating—net was $5.8 million of income in the first quarter of 2014 compared to a $14.6 million net expense in the same quarter of 2013. The income recorded in the current year quarter consisted primarily of realized and unrealized gains on foreign currency transactions, partially offset by costs related to the capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana. The expense recorded in the first quarter of 2013 consisted primarily of unrealized losses on foreign exchange derivatives.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $15.8 million in the first quarter of 2014 compared to $11.6 million in the first quarter of 2013. The increase was due primarily to increased profits from PLNL.

Interest Expense

        Interest expense was $40.0 million in the first quarter of 2014 compared to $39.1 million in the first quarter of 2013. The $0.9 million increase was due to the interest on the new $1.5 billion of senior notes issued during both the first quarter of 2014 and the second quarter of 2013, partially offset by lower interest on income tax liabilities and higher capitalized interest in 2014 primarily related to our capacity expansion projects.

Income Taxes

        Our income tax provision for the first quarter of 2014 was $413.2 million on pre-tax income of $1,130.1 million, or an effective tax rate of 36.6%, compared to an income tax provision of $107.4 million on pre-tax income of $536.1 million, or an effective rate of 20.0% in the prior year's first quarter. The income tax provision in the first quarter of 2014 includes $286.1 million of income tax expense relating to the phosphate business sale transaction, which increased the effective tax rate by 3.4%. The increase in the effective tax rate in the current year quarter is due to the fact we recognized a $75.8 million discrete tax benefit in the first quarter of 2013 relating to our Closing Agreement with the IRS enabling us to utilize a portion of our pre-IPO net operating losses.

        We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 7 to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $2.8 million increase

CF INDUSTRIES HOLDINGS, INC.

in the first quarter of 2014 compared to the first quarter of 2013 was due primarily to higher sales volumes and lower natural gas costs at GrowHow and improved trading performance at Keytrade.

Net Earnings Attributable to the Noncontrolling Interest

        Net earnings attributable to noncontrolling interest decreased $11.0 million in the first quarter of 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders nearly doubled to $12.90 in the first quarter of 2014 from $6.47 for the same quarter of 2013 due primarily to the gain on the phosphate business sale transaction and a lower average number of outstanding common shares due to our share repurchase program. During the first quarter of 2014, we repurchased 3.2 million shares of our common stock at an average price of $248 per share, representing 5.7% of the prior year-end outstanding shares, at a cost of $794.0 million.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. The phosphate segment reflects the results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. It is expected that the remaining phosphate inventory in the distribution network will be sold in the second quarter of 2014, at which time the phosphate segment will cease to have reported results.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended March 31
	2014	2013	2014 v. 2013
	(in millions, except as noted)
Net sales	$987.5	$1,097.6	$(110.1)	(10)%
Cost of sales	553.2	450.0	103.2	23%

Gross margin	$434.3	$647.6	$(213.3)	(33)%
Gross margin percentage	44.0%	59.0%
Tons of product sold (000s)	3,018	2,996	22	1%
Sales volume by product (000s)
Ammonia	577	334	243	73%
Granular urea	578	643	(65)	(10)%
UAN	1,451	1,636	(185)	(11)%
AN	218	208	10	5%
Other nitrogen products	194	175	19	11%
Average selling price per ton by product
Ammonia	$472	$600	$(128)	(21)%
Granular urea	374	410	(36)	(9)%
UAN	276	329	(53)	(16)%
AN	266	264	2	1%
Cost of natural gas (per MMBtu)(1)	$4.34	$3.57	$0.77	22%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$5.05	$3.49	$1.56	45%
Depreciation and amortization	$94.6	$82.2	$12.4	15%
Capital expenditures	$374.1	$135.5	$238.6	176%
Production volume by product (000s)
Ammonia(2)	1,800	1,826	(26)	(1)%
Granular urea	546	644	(98)	(15)%
UAN (32%)	1,549	1,673	(124)	(7)%
AN	210	227	(17)	(7)%

(1)
Includes gas purchases and realized gains and losses on gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2014 Compared to First Quarter of 2013

        Net Sales.    Net sales in the nitrogen segment decreased $110.1 million, or 10%, in the first quarter of 2014 from the first quarter of 2013 due primarily to an 11% decrease in average selling prices partially offset by a 1% increase in sales volume. Average selling prices decreased to $327 per ton in the first quarter of 2014 from $366 per ton in the first quarter of 2013 primarily due to lower global nitrogen prices as a result of a softer global nitrogen fertilizer market this quarter compared to the year ago period. Overall, a combination of higher supply and cautionary customer purchasing activities have contributed to lower nitrogen prices in 2014 compared to the prior year period when industry wide inventory levels were lower and spring planting expectations were higher. Compared to the prior year period, the first quarter of 2014 included average selling price declines of 21% for ammonia, 16% for UAN and 9% for urea. Ammonia prices were lower due primarily to the higher inventory levels at the beginning of this year's quarter as a result of the weak fall 2013 application season and the resulting lower pricing environment that carried over from the end of 2013. The decline in UAN prices was due primarily to increased domestic supply and cautious buyer interest as customers wait for farmer and dealer commitments for spring applications. The decline in urea prices was due to the combination of increased global supply as a result of higher urea exports from Chinese producers and reduced purchases from domestic and global consumers.

        The 1% increase in nitrogen segment sales volume in the first quarter of 2014 compared to the first quarter of 2013 was due primarily to a 73% increase in ammonia sales volume offset by declines of 11% and 10% in UAN and urea, respectively. Ammonia sales volume benefitted this year from an earlier spring application in the lower Midwest and increased industrial sales, including the initial shipment to Mosaic under our new agreement to supply ammonia to Mosaic from our PLNL joint venture. UAN sales volume was lower due to customers delaying purchases. Urea volume was lower primarily as a result of planned production outages, partly for manufacturing maintenance activities.

        Cost of Sales.    Cost of sales in the nitrogen segment averaged $183 per ton in the first quarter of 2014 compared to $150 per ton in the first quarter of 2013, or a 22% increase. This increase was due primarily to an increase in production costs and the mark-to-market adjustments related to natural gas derivatives, as the first quarter of 2014 included $22.6 million of pre-tax unrealized mark-to-market losses while the first quarter of 2013 included $22.5 million of pre-tax unrealized mark-to-market gains.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended March 31
	2014	2013	2014 v. 2013
	(in millions, except as noted)
Net sales	$145.1	$238.9	$(93.8)	(39)%
Cost of sales	136.6	211.4	(74.8)	(35)%

Gross margin	$8.5	$27.5	$(19.0)	(69)%
Gross margin percentage	5.9%	11.5%
Tons of product sold (000s)	428	495	(67)	(14)%
Sales volume by product (000s)
DAP	317	412	(95)	(23)%
MAP	111	83	28	34%
Domestic vs. export sales (000s)
Domestic	162	382	(220)	(58)%
Export	266	113	153	135%
Average selling price per ton by product
DAP	$335	$477	$(142)	(30)%
MAP	349	511	(162)	(32)%
Depreciation, depletion and amortization(1)	$—	$15.4	$(15.4)	(100)%
Capital expenditures	$16.3	$14.6	$1.7	12%
Production volume by product (000s)
Hardee Phosphate Rock Mine
Phosphate rock	786	850	(64)	(8)%
Plant City Phosphate Fertilizer Complex
Sulfuric acid	551	650	(99)	(15)%
Phosphoric acid as P2O5(2)	213	238	(25)	(11)%
DAP/MAP	425	475	(50)	(11)%

(1)
On March 17, 2014, we sold the phosphate mining and manufacturing business in Florida to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. In the fourth quarter of 2013, we classified the assets and liabilities sold as held for sale and ceased depreciating the amounts in property plant and equipment. The depreciation that would have been recorded in 2014, through March 17, 2014, is estimated at approximately $8.0 million.

(2)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

First Quarter of 2014 Compared to First Quarter of 2013

        Net Sales.    Phosphate segment net sales decreased $93.8 million, or 39%, to $145.1 million in the first quarter of 2014 compared to $238.9 million in the same period in 2013 due to a 30% decline in average selling prices and a 14% decrease in volume. The average DAP selling price was down 30% from $477 to $335 per ton and the average MAP price was down 32% from $511 to $349 per ton due primarily to a combination of lower domestic and global demand. Phosphate segment sales volume of 428,000 tons in the first quarter of 2014 was 14% lower than in the first quarter of 2013 due to the phosphate business sale transaction, effective March 17, 2014, and barge and rail shipping delays in the first quarter of 2014.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    The average phosphate segment cost of sales per ton of $319 in the first quarter of 2014 was 25% lower than the $427 in the prior year due to lower ammonia, sulfur, and phosphate rock costs.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $3.5 billion as of March 31, 2014 and $1.7 billion as of December 31, 2013, respectively.

Share Repurchase Program

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. In the first quarter of 2014, we repurchased 3.2 million shares for $794.0 million, of which $52.5 million was accrued but unpaid at March 31, 2014. Through the end of April 2014, 11.2 million shares have been repurchased under the $3.0 billion program for an aggregate expenditure of $2.4 billion. Repurchases under this program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any repurchases will be determined by our management based on evaluation of market conditions, stock price, and other factors.

Capacity Expansion Projects and Restricted Cash

        We are currently constructing new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the favorable cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent to date on capitalized expenditures for the expansion projects was $755.2 million, including $278.3 million during the first quarter of 2014. In addition, $128.0 million was invested in the expansion project and not paid at March 31, 2014 and recognized as liabilities in the consolidated balance sheet.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Uhde (Uhde) for both the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects. Under the terms of the engineering and procurement services contract, we have granted Uhde a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees

CF INDUSTRIES HOLDINGS, INC.

for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. We have also deposited $460.6 million of cash proceeds that we received from the phosphate business sale transaction into a restricted cash arrangement that will be utilized over the next six months (the "Replacement Period") to purchase assets in the capacity expansion project which qualify for like-kind exchange treatment under the federal income tax law. We currently expect to spend approximately $304 million during the Replacement Period. Any funds not expended from the account upon expiration of the Replacement Period will be returned to the Company and available for general corporate use. The total of the restricted cash account with Uhde and the additional restricted cash funding that was added this quarter has resulted in a restricted cash balance of $653.3 million as of March 31, 2014. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $392.4 million in the first three months of 2014 as compared to $152.8 million in the first three months of 2013. The increase in capital expenditures is primarily the result of the $278.3 million spent on the two capacity expansion projects discussed above.

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

Phosphate Business Disposition

        In March of 2014, we completed the sale of the Company's phosphate mining and manufacturing business to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustment as provided in the purchase agreement. We recognized a pre-tax and after-tax gain on the sale of the phosphate business of $747.1 million, and $461.0 million, respectively. Under the terms of the Purchase Agreement the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the phosphate business sale transaction and are being settled in the ordinary course. See further discussion of this transaction in the section titled Items Affecting Comparability of Results and in Note 3 of our unaudited interim consolidated financial statements included in Part I of this report.

Debt

Credit Agreement

        We have a revolving credit facility that provides for $1.0 billion of borrowing, for general corporate purposes. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material

CF INDUSTRIES HOLDINGS, INC.

domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of March 31, 2014 and December 31, 2013, $995.1 million was available for borrowing under our credit agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.

        Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of March 31, 2014, we were in compliance with all covenants under the Credit Agreement and the senior notes indentures.

Senior Notes

        At March 31, 2014 and December 31, 2013, we had $4.6 billion and $3.1 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2044 as follows:

		Balance at
In millions	Maturity Date	March 31, 2014	December 31, 2013
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.3
5.150% senior notes	March 15, 2034	746.1	—
4.950% senior notes	June 1, 2043	748.7	748.8
5.375% senior notes	March 15, 2044	748.1	—

		$4,592.3	$3,098.1

        On March 11, 2014, we issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044. We received net proceeds of $1.48 billion from the issuance and sale of the senior notes due in 2034 and 2044, after deducting underwriting discounts and offering expenses, and intend to use the net proceeds from the offering to fund capital expenditure programs and stock repurchases and for other general corporate purposes, including working capital.

        Under the indentures and supplemental indentures governing the senior notes in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. In the event of specified changes in control involving CF Holdings or CF Industries, they also require CF Industries to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under our credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the senior notes due in 2023, 2034, 2043 and 2044 following the repayment of the senior notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the senior notes due in 2018 and 2020.

CF INDUSTRIES HOLDINGS, INC.

Forward Sales and Customer Advances

        We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. We also use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. Because we use derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Additionally, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of March 31, 2014 and December 31, 2013, we had $477.3 million and $120.6 million, respectively, in customer advances on our consolidated balance sheets.

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

        The master netting arrangements to most of our derivative instruments contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long- term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings could cause the applicable threshold levels to increase. If our net liability positions with the counterparties exceed the threshold amounts, those counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses.

        As of March 31, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $0.5 million and

CF INDUSTRIES HOLDINGS, INC.

$0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2014, we had open natural gas derivative contracts for 57.4 million MMBtus and the notional amount of our open foreign currency derivatives was $607.2 million. At both March 31, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts.

Other Liquidity Requirements

        We contributed $1.2 million to our pension plans during the three months ended March 31, 2014. We expect to contribute approximately $20.0 million to our pension plans over the remainder of 2014.

Cash Flows

Operating Activities

        Net cash generated from operating activities during the first three months of 2014 was $750.0 million as compared to $678.7 million in the first three months of 2013. The $71.3 million increase in cash generated from operating activities included a combination of favorable working capital changes partially offset by lower earnings from core operating activities during the first three months of 2014 as compared to the first three months of 2013. Improvements in working capital in 2014 were due to a combination of increased customer advances, favorable accounts receivable collections, and the impact of taxes recognized on the sale of the phosphate business that will be paid over the balance of the year. Offsetting the favorable working capital were lower earnings from core operating activities in the first three months of 2014 as compared to the first three months of 2013 as gross margin declined due primarily to lower operating results in the nitrogen segment.

Investing Activities

        Net cash provided by investing activities was $469.0 million in the first three months of 2014 as compared to cash used in investing activities in the first three months of 2013 of $196.7 million. During the first three months of 2014, the Company received proceeds of $1.4 billion from the sale of the phosphate business, offset by a $460.6 million deposit into a restricted cash arrangement that will be utilized over the next six months (the "Replacement Period") to purchase assets in the capacity expansion program which qualify for like-kind exchange treatment under the federal income tax law and $392.4 million in capital expenditures.

Financing Activities

        Net cash provided by financing activities was $602.8 million in the first three months of 2014 compared to cash used in financing activities of $528.4 million in the same period of 2013. In the first three months of 2014, we issued senior notes and received proceeds of approximately $1.5 billion. We repurchased 3.2 million shares of our common stock in the first three months of 2014 for $781.8 million, net of accruals. In the first three months of 2013, we repurchased 2.5 million shares of our common stock for $500.1 million, net of accruals. Dividends paid on common stock were $55.2 million and $25.2 million in the first three months of 2014 and 2013, respectively.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of March 31, 2014:

	2014	2015	2016	2017	2018	After 2018	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$800.0	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	217.3	256.5	256.5	256.5	227.4	2,738.2	3,952.4
Other Obligations
Operating leases	66.4	83.5	86.2	70.9	54.1	125.6	486.7
Equipment purchases and plant improvements	123.4	12.7	0.8	—	—	—	136.9
Capacity expansion projects(2)	1,195.8	550.4	63.2	—	—	—	1,809.4
Transportation(3)	51.4	10.2	10.7	—	—	—	72.3
Purchase obligations(4)(5)	537.7	281.8	141.3	137.4	103.7	1.9	1,203.8
Contributions to Pension Plans(6)	20.0	—	—	—	—	—	20.0
Net Operating Loss Settlement(7)	10.2	10.2	10.2	12.3	—	—	42.9

Total(8)	$2,222.2	$1,205.3	$568.9	$477.1	$1,185.2	$6,665.7	$12,324.4

(1)
Based on debt balances before discounts, offering expenses and interest rates as of March 31, 2014.

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

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2014 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at March 31, 2014. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at March 31, 2014 is $129.5 million with a total remaining commitment of $582.9 million.

CF INDUSTRIES HOLDINGS, INC.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2014. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 7 to our unaudited interim consolidated financial statements for further discussion of this matter.

(8)
Excludes $128.3 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from two to ten years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 22 to our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014 for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first three months of 2014.

Recent Accounting Pronouncements

        For a complete discussion on recent accounting pronouncements, see Note 3 to our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2013 Annual Report on Form 10-K, filed with the SEC on February 27, 2014. Such factors include, among others:

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

        At March 31, 2014 and December 31, 2013, we had open derivative contracts for 57.4 million MMBtus and 76.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2014 would result in a favorable change in the fair value of these derivative positions of $30.6 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $21.6 million.

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

Interest Rate Fluctuations

        At March 31, 2014, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at March 31, 2014 was approximately $4.9 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2014, there were no borrowings under that agreement.

Foreign Currency Exchange Rates

        Since the fourth quarter of 2012, we have entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At March 31, 2014, the notional amount of our open foreign currency forward contracts was approximately $607.2 million and the fair value was a net unrealized gain of $22.9 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $60.7 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2014 - January 31, 2014	395,907	$232.03	6,223,179	$1,458,800
February 1, 2014 - February 28, 2014	1,078,531	240.34	7,301,710	1,199,600
March 1, 2014 - March 31, 2014	1,728,982	256.15	9,030,692	756,700

Total	3,203,420	247.85

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program). This program is discussed in Note 13—Treasury Stock, in the notes to the unaudited consolidated financial statements included in Part 1.

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

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 59 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 8, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Third Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.150% Senior Notes due 2034 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)
4.2
Fourth Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.375% Senior Notes due 2044 (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)
10.1
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)
10.2
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)
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
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements