Form 10-Q
period 2014-06-30
CF Industries Holdings, Inc.
filed 2014-08-07
CIK 1324404

Use these links to rapidly review the document
CF INDUSTRIES HOLDINGS, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        49,670,730 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 31, 2014.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net sales	$1,472.7	$1,714.9	$2,605.3	$3,051.4
Cost of sales	882.4	849.7	1,572.2	1,511.1

Gross margin	590.3	865.2	1,033.1	1,540.3

Selling, general and administrative expenses	39.5	44.5	81.2	88.8
Other operating—net	21.6	(3.5)	15.8	11.1

Total other operating costs and expenses	61.1	41.0	97.0	99.9
Gain on sale of phosphate business	—	—	747.1	—
Equity in earnings of operating affiliates	2.1	9.5	17.9	21.1

Operating earnings	531.3	833.7	1,701.1	1,461.5
Interest expense	50.7	32.3	90.7	71.4
Interest income	(0.3)	(1.0)	(0.5)	(3.1)
Other non-operating—net	0.7	(0.3)	0.6	54.4

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	480.2	802.7	1,610.3	1,338.8
Income tax provision	157.2	282.9	570.4	390.3
Equity in earnings (losses) of non-operating affiliates—net of taxes	1.7	(1.7)	5.2	(1.0)

Net earnings	324.7	518.1	1,045.1	947.5
Less: Net earnings attributable to noncontrolling interest	12.1	19.9	24.0	42.8

Net earnings attributable to common stockholders	$312.6	$498.2	$1,021.1	$904.7

Net earnings per share attributable to common stockholders:
Basic	$6.12	$8.43	$19.31	$14.91

Diluted	$6.10	$8.38	$19.24	$14.80

Weighted average common shares outstanding:
Basic	51.1	59.1	52.9	60.7

Diluted	51.2	59.5	53.1	61.1

Dividends declared per common share	$1.00	$0.40	$2.00	$0.80

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Net earnings	$324.7	$518.1	$1,045.1	$947.5
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	30.3	(11.5)	13.4	(68.2)
Unrealized loss on hedging derivatives—net of taxes	—	3.6	—	(4.2)
Unrealized gain on securities—net of taxes	0.2	0.2	0.3	0.6
Defined benefit plans—net of taxes	(0.9)	2.4	6.5	5.4

	29.6	(5.3)	20.2	(66.4)

Comprehensive income	354.3	512.8	1,065.3	881.1
Less: Comprehensive income attributable to noncontrolling interest	12.1	19.8	24.0	42.1

Comprehensive income attributable to common stockholders	$342.2	$493.0	$1,041.3	$839.0

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	December 31, 2013
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,194.1	$1,710.8
Restricted cash	645.0	154.0
Accounts receivable—net	258.3	230.9
Inventories—net	205.0	274.3
Deferred income taxes	52.5	60.0
Prepaid income taxes	—	33.4
Assets held for sale	—	74.3
Other	50.8	92.4

Total current assets	3,405.7	2,630.1
Property, plant and equipment—net	4,605.1	4,101.7
Investments in and advances to affiliates	943.0	926.0
Goodwill	2,095.7	2,095.8
Noncurrent assets held for sale	—	679.0
Other assets	255.4	245.5

Total assets	$11,304.9	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$551.9	$564.1
Income taxes payable	87.3	73.3
Customer advances	63.4	120.6
Liabilities held for sale	—	26.8
Other	17.7	43.5

Total current liabilities	720.3	828.3

Long-term debt	4,592.4	3,098.1
Deferred income taxes	829.8	833.2
Noncurrent liabilities held for sale	—	154.5
Other noncurrent liabilities	317.3	325.6
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2014—52,134,158 shares issued and 2013—56,733,712 shares issued	0.5	0.6
Paid-in capital	1,484.9	1,594.3
Retained earnings	3,622.4	3,725.6
Treasury stock—at cost, 2014—2,464,367 shares and 2013—885,518 shares	(603.1)	(201.8)
Accumulated other comprehensive loss	(22.4)	(42.6)

Total stockholders' equity	4,482.3	5,076.1
Noncontrolling interest	362.8	362.3

Total equity	4,845.1	5,438.4

Total liabilities and equity	$11,304.9	$10,678.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	904.7	—	904.7	42.8	947.5
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	(67.5)	(67.5)	(0.7)	(68.2)
Unrealized loss on hedging derivatives—net of taxes	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Unrealized gain on securities—net of taxes	—	—	—	—	0.6	0.6	—	0.6
Defined benefit plans—net of taxes	—	—	—	—	5.4	5.4	—	5.4

Comprehensive income						839.0	42.1	881.1

Acquisitions of noncontrolling interests in CFL	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Acquisition of treasury stock under employee stock plans	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Purchases of treasury stock	—	(981.5)	—	—	—	(981.5)	—	(981.5)
Retirement of treasury stock	—	750.1	(106.3)	(643.8)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	4.3	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	6.0	—	—	6.0	—	6.0
Excess tax benefit from stock-based compensation	—	—	9.6	—	—	9.6	—	9.6
Cash dividends ($0.80 per share)	—	—	—	(48.9)	—	(48.9)	—	(48.9)
Declaration of distribution payable	—	—	—	—	—	—	(40.6)	(40.6)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1

Balance at June 30, 2013	$0.6	$(233.3)	$1,653.5	$3,673.1	$(115.3)	$4,978.6	$364.8	$5,343.4

Balance at December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,021.1	—	1,021.1	24.0	1,045.1
Other comprehensive income
Foreign currency translation adjustment—net of taxes	—	—	—	—	13.4	13.4	—	13.4
Unrealized gain on securities—net of taxes	—	—	—	—	0.3	0.3	—	0.3
Defined benefit plans—net of taxes	—	—	—	—	6.5	6.5	—	6.5

Comprehensive income						1,041.3	24.0	1,065.3

Acquistion of treasury stock under employee stock plans	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Purchases of treasury stock	—	(1,550.8)	—	—	—	(1,550.8)	—	(1,550.8)
Retirement of treasury stock	(0.1)	1,150.6	(133.4)	(1,017.1)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	0.8	8.9	—	—	9.7	—	9.7
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	5.2	—	—	5.2	—	5.2
Cash dividends ($2.00 per share)	—	—	—	(107.2)	—	(107.2)	—	(107.2)
Declaration of distribution payable	—	—	—	—	—	—	(23.5)	(23.5)

Balance at June 30, 2014	$0.5	$(603.1)	$1,484.9	$3,622.4	$(22.4)	$4,482.3	$362.8	$4,845.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013
	(in millions)
Operating Activities:
Net earnings	$1,045.1	$947.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	203.1	213.7
Deferred income taxes	1.1	(44.3)
Stock-based compensation expense	10.0	6.2
Excess tax benefit from stock-based compensation	(5.2)	(9.6)
Unrealized loss on derivatives	61.4	6.7
Gain on sale of phosphate business	(747.1)	—
Loss on disposal of property, plant and equipment	1.0	4.2
Undistributed earnings of affiliates—net	(15.1)	(1.8)
Changes in:
Accounts receivable—net	(12.1)	(55.6)
Inventories—net	64.0	(43.9)
Accrued income taxes	22.6	(188.4)
Accounts payable and accrued expenses	(30.4)	34.8
Customer advances	(57.2)	(313.0)
Other—net	14.1	11.8

Net cash provided by operating activities	555.3	568.3

Investing Activities:
Additions to property, plant and equipment	(685.0)	(402.5)
Proceeds from sale of property, plant and equipment	5.9	7.5
Proceeds from sale of phosphate business	1,353.6	—
Sales and maturities of short-term and auction rate securities	—	5.6
Deposits to restricted cash funds	(505.0)	(74.2)
Withdrawals from restricted cash funds	14.0	—
Other—net	16.8	(2.3)

Net cash provided by (used in) investing activities	200.3	(465.9)

Financing Activities:
Proceeds from long-term borrowings	1,494.2	1,498.0
Financing fees	(16.0)	(13.6)
Dividends paid on common stock	(107.2)	(48.9)
Distributions to noncontrolling interests	(23.5)	(45.8)
Purchases of treasury stock	(1,591.2)	(915.6)
Acquisitions of noncontrolling interests in CFL	—	(918.7)
Issuances of common stock under employee stock plans	9.7	5.2
Excess tax benefit from stock-based compensation	5.2	9.6
Other—net	(43.0)	—

Net cash used in financing activities	(271.8)	(429.8)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(13.4)

Increase (decrease) in cash and cash equivalents	483.3	(340.8)
Cash and cash equivalents at beginning of period	1,710.8	2,274.9

Cash and cash equivalents at end of period	$2,194.1	$1,934.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States (U.S.) and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizers. Our principal phosphate products were diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction") which is located in Florida, to the Mosaic Company (Mosaic) for approximately $1.4 billion in cash, subject to adjustments as provided in the agreement. The sale followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the phosphate business sale and are being settled in the ordinary course.

        Upon closing the phosphate business sale, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that previously existed between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        The Company's results are organized into two business segments—the nitrogen segment and the phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining inventory was sold in the second quarter of 2014 and the phosphate segment will cease to have reported results after this quarter.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013, in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        These statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

CF INDUSTRIES HOLDINGS, INC.

        The preparation of the unaudited interim financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates in these consolidated financial statements include net realizable value of inventories, the timing and ultimate settlement costs of asset retirement obligations, environmental remediation liabilities, environmental and litigation contingencies, the cost of sales incentives, useful lives of property and identifiable intangible assets, the evaluation of impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the volatility and expected lives for stock-based compensation instruments granted to employees.

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

3.     New Accounting Standards

        The following summarizes the recently issued Financial Accounting Standards Board (FASB) accounting standard pertaining to revenue recognition. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, are to be disclosed. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

4.     Phosphate Business Disposition

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

        Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the

CF INDUSTRIES HOLDINGS, INC.

continuation of a supply arrangement that previously existed between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. These sales to Mosaic are reported in our nitrogen segment. Because of the significance of this continuing supply arrangement, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014, and the phosphate segment will cease to have reported results after this quarter.

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

5.     Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily fixed price swaps and options traded in the over-the-counter (OTC) markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting.

        As of June 30, 2014 and December 31, 2013, we had open natural gas derivative contracts for 55.3 million MMBtus and 76.3 million MMBtus, respectively. For the six months ended June 30, 2014, we used derivatives to cover approximately 82% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, our Board of Directors authorized the expenditure of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the project costs are Euro-denominated. In order to manage our exposure to changes in the Euro to U.S. dollar currency exchange rates, we have hedged our projected Euro-denominated payments through early 2015 using currency forward exchange contracts.

CF INDUSTRIES HOLDINGS, INC.

        As of June 30, 2014, the notional amount of our open foreign currency derivatives was $464.2 million. Of this amount, none was designated as hedging instruments for accounting purposes.

        No reclassification from accumulated other comprehensive income (AOCI) to income occurred in the six months ended June 30, 2014 or during 2013, and none is expected within the next twelve months. The AOCI related to our foreign currency derivatives is expected to be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capital expansion projects.

        The effect of derivatives in our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 is shown in the table below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended June 30,			Three months ended June 30,
Derivatives designated as cash flow hedges	2014	2013	Location	2014	2013
	(in millions)			(in millions)
Foreign exchange contracts	$—	$5.7	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended June 30,
	Location	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$(2.0)

	Gain (loss) recognized in income
		Three months ended June 30,
Derivatives not	Location	2014	2013
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(28.6)	$(18.0)
Foreign exchange contracts	Other operating—net	(8.3)	5.6

		$(36.9)	$(12.4)

	Gain (loss) in income
	Three months ended June 30,
All Derivatives	2014	2013
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$(36.9)	$(12.4)
Cash flow hedge ineffectiveness	—	(2.0)

Total unrealized gains (losses)	(36.9)	(14.4)
Realized gains (losses)	35.5	17.0

Net derivative gains (losses)	$(1.4)	$2.6

CF INDUSTRIES HOLDINGS, INC.

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Six months ended June 30,			Six months ended June 30,
Derivatives designated as cash flow hedges	2014	2013	Location	2014	2013
	(in millions)			(in millions)
Foreign exchange contracts	$—	$(6.5)	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Six months ended June 30,
	Location	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$(2.1)

	Gain (loss) recognized in income
		Six months ended June 30,
Derivatives not	Location	2014	2013
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(51.2)	$4.4
Foreign exchange contracts	Other operating—net	(13.2)	(7.9)

		$(64.4)	$(3.5)

	Gain (loss) in income
	Six months ended June 30,
All Derivatives	2014	2013
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$(64.4)	$(3.5)
Cash flow hedge ineffectiveness	—	(2.1)

Total unrealized gains (losses)	(64.4)	(5.6)
Realized gains (losses)	97.5	9.3

Net derivative gains (losses)	$33.1	$3.7

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

        The fair values of derivatives on our consolidated balance sheets are shown below. For additional information on derivative fair values, see Note 18—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in millions)			(in millions)
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—

		$—	$—		$—	$—

Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$11.9	$27.3	Other current liabilities	$(0.3)	$—
Foreign exchange contracts	Other noncurrent assets	0.2	1.6	Other noncurrent liabilities	—	—
Natural gas derivatives	Other current assets	3.8	45.4	Other current liabilities	(2.9)	(0.2)
Natural gas derivatives	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—

		$15.9	$74.3		$(3.2)	$(0.2)

Total derivatives		$15.9	$74.3		$(3.2)	$(0.2)

Current / noncurrent totals
	Other current assets	$15.7	$72.7	Other current liabilities	$(3.2)	$(0.2)
	Other noncurrent assets	0.2	1.6	Other noncurrent liabilities	—	—

Total derivatives		$15.9	$74.3		$(3.2)	$(0.2)

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

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the ratings assigned to our long-term unsecured debt by certain credit rating agencies. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our

CF INDUSTRIES HOLDINGS, INC.

net liability positions exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. As of June 30, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.2 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to setoff collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

		Gross amounts not offset in consolidated balance sheets
	Amounts presented in consolidated balance sheets(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2014
Total derivative assets	$15.9	$2.9	$—	$13.0
Total derivative liabilities	3.2	2.9	—	0.3

Net assets	$12.7	$—	$—	$12.7

December 31, 2013
Total derivative assets	$74.3	$0.2	$—	$74.1
Total derivative liabilities	—	—	—	—

Net assets	$74.3	$0.2	$—	$74.1

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties was approximately $12.7 million and $74.1 million as of June 30, 2014 and December 31, 2013, respectively. We do not believe the contractually allowed netting, close-out netting or setoff of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

CF INDUSTRIES HOLDINGS, INC.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$312.6	$498.2	$1,021.1	$904.7

Basic earnings per common share:
Weighted average common shares outstanding	51.1	59.1	52.9	60.7

Net earnings attributable to common stockholders	$6.12	$8.43	$19.31	$14.91

Diluted earnings per common share:
Weighted average common shares outstanding	51.1	59.1	52.9	60.7
Dilutive common shares—stock options	0.1	0.4	0.2	0.4

Diluted weighted average shares outstanding	51.2	59.5	53.1	61.1

Net earnings attributable to common stockholders	$6.10	$8.38	$19.24	$14.80

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and six months ended June 30, 2014 and 2013, anti-dilutive stock options were insignificant.

7.     Interest Expense

        Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest on borrowings	$63.5	$35.0	$111.4	$63.0
Fees on financing agreements	2.4	4.0	5.9	7.5
Interest on tax liabilities	0.4	(0.4)	1.9	11.7
Interest capitalized and other	(15.6)	(6.3)	(28.5)	(10.8)

	$50.7	$32.3	$90.7	$71.4

        In March 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044.

8.     Income Taxes

        Our income tax provision for the three months ended June 30, 2014 was $157.2 million on pre-tax income of $480.2 million, or an effective tax rate of 32.7%, compared to an income tax provision of $282.9 million on pre-tax income of $802.7 million, or an effective tax rate of 35.2% for the three months ended June 30, 2013. Our effective tax rate was lower in the three months ended June 30, 2014 due to reduced state income taxes and an increased tax benefit from the U.S. manufacturing profits deduction.

CF INDUSTRIES HOLDINGS, INC.

        Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre- tax earnings exclusive of the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest in Terra Nitrogen Company L.P. (TNCLP), which does not record an income tax provision.

        At the time of our Initial Public Offering (IPO) in 2005, we had accumulated a substantial amount of net operating losses (NOLs). Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes when we became a public company, a full valuation allowance was recorded against those NOLs. At that time, we entered into an agreement (NOL Agreement) with the pre-IPO owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by our using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. At December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance. In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized.

        In March 2013, we entered into a Closing Agreement with the Internal Revenue Services (IRS) to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we initially recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. The remaining liability in our consolidated balance sheet at June 30, 2014 is $42.9 million, of which $10.2 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $32.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years.

        For additional information concerning income taxes, see Note 11—Income Taxes in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

9.     Inventories—Net

        Inventories—net consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Fertilizer	$182.5	$251.0
Raw materials, spare parts and supplies	22.5	23.3

	$205.0	$274.3

CF INDUSTRIES HOLDINGS, INC.

10.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Land	$48.9	$37.9
Machinery and equipment	5,107.2	5,046.8
Buildings and improvements	162.4	159.4
Construction in progress	1,686.1	1,099.1

	7,004.6	6,343.2
Less: Accumulated depreciation and amortization	2,399.5	2,241.5

	$4,605.1	$4,101.7

        At June 30, 2014 and December 31, 2013, we had $255.4 million and $228.9 million, respectively, of construction in progress that was accrued but unpaid.

        At June 30, 2014, the expenditures related to the capacity expansion projects included in construction in progress in the table above totaled $1.2 billion.

        Plant turnarounds—scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Six months ended June 30,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$119.8	$82.1
Additions	18.8	35.8
Depreciation	(29.5)	(18.2)
Effect of exchange rate changes	(0.2)	(0.2)

Ending balance	$108.9	$99.5

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

CF INDUSTRIES HOLDINGS, INC.

11.   Equity Method Investments

        Equity method investments consist of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Operating equity method investments	$371.3	$379.7
Non-operating equity method investments	571.7	546.3

Investments in and advances to affiliates	$943.0	$926.0

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

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Condensed statement of operations information:
Net sales	$62.3	$75.2	$137.5	$171.6

Net earnings	$9.7	$23.7	$34.5	$55.9

Equity in earnings of operating affiliates	$2.1	$9.5	$17.9	$21.1

	June 30, 2014	December 31, 2013
	(in millions)
Condensed balance sheet information:
Current assets	$87.9	$84.3
Noncurrent assets	138.8	147.3

Total assets	$226.7	$231.6

Current liabilities	$41.1	$36.5
Noncurrent liabilities	25.0	25.0
Equity	160.6	170.1

Total liabilities and equity	$226.7	$231.6

        The total carrying value of these investments at June 30, 2014 was $371.3 million, which was $291.0 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and

CF INDUSTRIES HOLDINGS, INC.

goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 19 years and 9 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $32.0 million and $66.0 million for the three and six months ended June 30, 2014, respectively, and $41.8 million and $80.2 million for the three and six months ended June 30, 2013, respectively.

Non-Operating Equity Method Investments

        Our non-operating equity method investments consist of: (1) a 50% ownership of KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland; and (2) a 50% ownership in GrowHow UK Limited (GrowHow), which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and exclude the net earnings of these investments from earnings from operations since these operations do not provide additional capacity to us, nor are these operations integrated within our supply chain.

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Condensed statement of operations information:
Net sales	$437.3	$712.5	$1,007.6	$1,306.6

Net earnings	$10.0	$3.3	$32.4	$10.3

Equity in earnings (losses) of non-operating affiliates—net of taxes	$1.7	$(1.7)	$5.2	$(1.0)

	June 30, 2014	December 31, 2013
	(in millions)
Condensed balance sheet information:
Current assets	$542.2	$540.3
Noncurrent assets	331.1	319.3

Total assets	$873.3	$859.6

Current liabilities	$286.1	$310.6
Noncurrent liablities	164.5	168.9
Equity	422.7	380.1

Total liabilities and equity	$873.3	$859.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At June 30, 2014 and December 31, 2013, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the six month periods ended June 30, 2014 and 2013, we recognized interest income on advances to Keytrade of $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

CF INDUSTRIES HOLDINGS, INC.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at June 30, 2014 was $559.3 million, which was $348.0 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of GrowHow and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 11 years. Our equity in earnings (losses) of non-operating affiliates-net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At June 30, 2014, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $29.8 million.

12.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at June 30, 2014 and December 31, 2013:

	Nitrogen	Phosphate	Total
	(in millions)
Balance at December 31, 2013	$2,095.8	$—	$2,095.8
Effect of exchange rate changes	(0.1)	—	(0.1)

Balance at June 30, 2014	$2,095.7	$—	$2,095.7

        The identifiable intangibles and carrying values are shown below. The Company's intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At June 30, 2014			At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer Relationships	$50.0	$(11.8)	$38.2	$50.0	$(10.4)	$39.6
TerraCair Brand	10.0	(4.4)	5.6	10.0	(3.8)	6.2

Total intangible assets	$60.0	$(16.2)	$43.8	$60.0	$(14.2)	$45.8

        Amortization expense of our identifiable intangibles was $1.0 million for both the three months ended June 30, 2014 and 2013, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $2.0 million and $1.9 million, respectively.

        Total estimated amortization expense for the remainder of 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2014	$2.0
2015	4.0
2016	4.0
2017	4.0
2018	4.0
2019	2.8

$20.8

CF INDUSTRIES HOLDINGS, INC.

13.   Financing Agreements

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

        At June 30, 2014, there was $995.3 million of available credit under the Credit Agreement (net of outstanding letters of credit), and there were no borrowings outstanding.

Senior Notes

        Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.3
5.150% due 2034	746.1	—
4.950% due 2043	748.8	748.8
5.375% due 2044	748.1	—

	$4,592.4	$3,098.1
Less: Current portion	—	—

Net long-term debt	$4,592.4	$3,098.1

        On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044. The Company received net proceeds of $1.48 billion from the issuance and sale of the senior notes due in 2034 and 2044, after deducting underwriting discounts and offering expenses. The Company intends to use the net proceeds from the offering to fund capital expenditure programs, stock repurchases and for other general corporate purposes, including working capital.

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

14.   Treasury Stock

        In the third quarter of 2012, our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016 (the 2012 Stock Repurchase Program). Repurchases under this program were made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing, and amount of repurchases were determined by our management based on the evaluation of market conditions, stock price, and other factors. During 2013, we repurchased 7.3 million shares under the program for $1.4 billion. In the first quarter of 2014, we repurchased 3.2 million shares for $794.0 million and in the second quarter of 2014, we repurchased 3.1 million shares for $756.8 million. As a result of the repurchases in 2013 and the first half of 2014, we completed the 2012 Stock Repurchase Program. At June 30, 2014, we held in treasury approximately 2.5 million shares of repurchased stock.

15.   Accumulated Other Comprehensive Income (Loss)

        Changes to AOCI are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain (loss)	—	1.0	(6.5)	—	(5.5)
Reclassification to net earnings	—	(0.3)	—	5.7	5.4
Effect of exchange rate changes, deferred taxes and other	(67.5)	(0.1)	2.3	(0.3)	(65.6)

Balance at June 30, 2013	$(6.1)	$0.2	$0.4	$(109.8)	$(115.3)

Balance at December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain	—	0.5	—	—	0.5
Gain arising during period	—	—	—	3.3	3.3
Reclassification to net earnings	—	—	—	0.9	0.9
Effect of exchange rate changes, deferred taxes and other	13.4	(0.2)	—	2.3	15.5

Balance at June 30, 2014	$45.3	$0.9	$6.5	$(75.1)	$(22.4)

CF INDUSTRIES HOLDINGS, INC.

        Reclassifications out of AOCI during the six months ended June 30, 2014 were as follows:

	Amount Reclassified from AOCI		Affected line item in consolidated statement of operations
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities	$—

Total before tax	—
Tax effect	—

Net of tax	$—

Defined Benefit Plans
Amortization of transition obligation	$—	(1)
Amortization of prior service cost	(0.3	)(1)
Amortization of net loss	1.2	(1)

Total before tax	0.9
Tax effect	(0.3)

Net of tax	$0.6

Total reclassifications for the period	$0.6

(1)
These AOCI components are included in the computation of net periodic benefit cost of our pension and other postretirement benefits.

16.   Contingencies

Litigation

West Fertilizer Co.

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 in the District Court of McLennan County, Texas, by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on our assessment of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.

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

        Prior to the imposition of Section 185 fees, the Environmental Protection Agency (EPA) adopted a new ozone standard (the 8-hour ozone standard) and rescinded the 1-hour ozone standard. The Baton Rouge area was designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against CF Industries and other companies located in the Baton Rouge area.

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

        Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Preliminary ozone design values computed for the Baton Rouge nonattainment area suggest the area has achieved attainment with the 2008 8-hour ozone standard. A determination from EPA was issued on April 4, 2014 indicating that the Baton Rouge area is currently attaining the 2008 8-hour ozone standard. The determination is based on a recent review of air quality data from 2011-2013. Additional revisions to the ozone NAAQS may affect the longevity and long-term consequences of this determination.

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

Florida Environmental Matters

        On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which is located in Florida, to Mosaic. Pursuant to the terms of the Purchase Agreement, Mosaic has assumed the following environmental matters and the Company has agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.

Clean Air Act Notice of Violation

        The Company received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that the Company violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that the Company failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. The Company had several meetings with the EPA with respect to this matter prior to the sale of the Company's phosphate mining and manufacturing business in March 2014. The Company does not know at this time if this matter will be settled prior to initiation of formal legal action.

        We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on the Company's financial position, results of operations or cash flows.

EPCRA/CERCLA Notice of Violation

        By letter dated July 6, 2010, the EPA issued a NOV to the Company alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA) in connection with the former Plant City facility. EPCRA requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that the Company violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. The Company does not know at this time if this matter will be settled prior to initiation of formal legal action.

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

17.   Noncontrolling Interests

Terra Nitrogen Company, L.P. (TNCLP)

        TNCLP is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership have been recorded as part of noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the earnings and equity of TNCLP. An affiliate of CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.

        TNCLP makes cash distributions to the general and limited partners based on formulas defined within its Agreement of Limited Partnership. Cash available for distribution is defined in the agreement generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the general partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect available cash, as increases in the amount of cash invested in working capital items (such as increases in inventory and decreases in accounts payable) reduce available cash, while declines in the amount of cash invested in working capital items increase available cash. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the Agreement of Limited Partnership.

        In each of the applicable quarters of 2014 and 2013, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2014 and 2013, were $80.1 million and $133.7 million, respectively.

        At June 30, 2014, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of

CF INDUSTRIES HOLDINGS, INC.

TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

        In 2012, the Company entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra Inc., the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly-owned subsidiary.

CF INDUSTRIES HOLDINGS, INC.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Six months ended June 30,
	2014	2013
	TNCLP	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$362.3	$17.4	$362.6	$380.0
Earnings attributable to noncontrolling interest	24.0	2.3	40.5	42.8
Declaration of distributions payable	(23.5)	(2.3)	(38.3)	(40.6)
Acquistions of noncontrolling interests in CFL	—	(16.8)	—	(16.8)
Effect of exchange rate changes	—	(0.6)	—	(0.6)

Ending balance	$362.8	$—	$364.8	$364.8

Distributions payable to noncontrolling interest:
Beginning balance	$—	$5.3	$—	$5.3
Declaration of distributions payable	23.5	2.3	38.3	40.6
Distributions to noncontrolling interest	(23.5)	(7.5)	(38.3)	(45.8)
Effect of exchange rate changes	—	(0.1)	—	(0.1)

Ending balance	$—	$—	$—	$—

18.   Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$117.3	$—	$—	$117.3
U.S. and Canadian government obligations	2,051.8	—	—	2,051.8
Other debt securities	25.0	—	—	25.0

Total cash and cash equivalents	$2,194.1	$—	$—	$2,194.1
Restricted cash	645.0	—	—	645.0

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$148.9	$—	$—	$148.9
U.S. and Canadian government obligations	1,491.1	—	—	1,491.1
Other debt securities	70.8	—	—	70.8

Total cash and cash equivalents	$1,710.8	$—	$—	$1,710.8
Restricted cash	154.0	—	—	154.0
Asset retirement obligation funds	203.7	—	—	203.7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at June 30, 2014 and December 31, 2013 that are recognized at fair value on a recurring basis, and indicates the fair value hierarchy utilized to determine such fair value:

	June 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,194.1	$2,194.1	$—	$—
Restricted cash	645.0	645.0	—	—
Unrealized gains on derivative instruments	15.9	—	15.9	—

Total assets at fair value	$2,855.0	$2,839.1	$15.9	$—

Unrealized losses on derivative instruments	$3.2	$—	$3.2	$—

Total liabilities at fair value	$3.2	$—	$3.2	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,710.8	$1,710.8	$—	$—
Restricted cash	154.0	154.0	—	—
Unrealized gains on derivative instruments	74.3	—	74.3	—
Asset retirement obligation funds	203.7	203.7	—	—

Total assets at fair value	$2,142.8	$2,068.5	$74.3	$—

Unrealized losses on derivative instruments	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At June 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash

        We maintain two cash accounts for which the use of the funds are restricted. The first account was put in place to satisfy certain requirements included in our engineering and procurement services

CF INDUSTRIES HOLDINGS, INC.

contract for our capacity expansion projects. Under the terms of the engineering and procurement services contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.

        Our second account includes $454.8 million of cash proceeds that were received from the phosphate mining and manufacturing business sale and deposited into a restricted cash arrangement that will be utilized to purchase assets in the capacity expansion program, which qualify for like-kind exchange treatment under the federal income tax law. We currently expect to spend approximately $304 million during the replacement period. Any funds not expended from the account upon expiration of the replacement period will be returned to the Company and available for general corporate use.

Derivative Instruments

        The derivative instruments that we use are primarily natural gas fixed price swaps, options and foreign currency forward contracts traded in the OTC markets with either large oil and gas companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, LA and Port Neal, IA capacity expansion projects. The natural gas derivative contracts settle using NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 5—Derivative Financial Instruments, for additional information.

Asset Retirement Obligation Funds

        Prior to March 17, 2014, we maintained investments to meet financial assurance requirements associated with certain Asset Retirement Obligations (AROs) in Florida. The fair values of these investments were based upon daily quoted prices representing the net asset value of the investments. The fair values of the ARO funds approximated their cost basis. These ARO funds were transferred to Mosaic as part of the phosphate mining and manufacturing business sale. See Note 4—Phosphate Business Disposition, for additional information.

Financial Instruments

        The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt, including current portion	$4,592.4	$5,012.4	$3,098.1	$3,276.7

        The carrying amounts of cash and cash equivalents as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

CF INDUSTRIES HOLDINGS, INC.

19.   Segment Disclosures

        We are organized and managed based on two business segments, which are differentiated primarily by their products, the markets they serve and the regulatory environments in which they operate. Our two business segments are the nitrogen segment and the phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining inventory was sold in the second quarter of 2014, and the phosphate segment will cease to have reported results after this quarter. The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating-net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

CF INDUSTRIES HOLDINGS, INC.

        Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2014 and 2013 are presented in the table below.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2014
Net sales
Ammonia	$604.8	$—	$604.8
Granular urea	267.6	—	267.6
UAN	456.5	—	456.5
AN	73.9	—	73.9
DAP	—	21.0	21.0
MAP	—	2.3	2.3
Other	46.6	—	46.6

	1,449.4	23.3	1,472.7
Cost of sales	860.7	21.7	882.4

Gross margin	$588.7	$1.6	$590.3

Total other operating costs and expenses			61.1
Equity in earnings of operating affiliates			2.1

Operating earnings			$531.3

Three months ended June 30, 2013
Net sales
Ammonia	$586.8	$—	$586.8
Granular urea	271.1	—	271.1
UAN	556.1	—	556.1
AN	65.2	—	65.2
DAP	—	137.4	137.4
MAP	—	52.3	52.3
Other	46.0	—	46.0

	1,525.2	189.7	1,714.9
Cost of sales	678.0	171.7	849.7

Gross margin	$847.2	$18.0	$865.2

Total other operating costs and expenses			41.0
Equity in earnings of operating affiliates			9.5

Operating earnings			$833.7

CF INDUSTRIES HOLDINGS, INC.

	Nitrogen	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2014
Net sales
Ammonia	$877.2	$—	$877.2
Granular urea	483.8	—	483.8
UAN	856.4	—	856.4
AN	132.1	—	132.1
DAP	—	127.5	127.5
MAP	—	40.9	40.9
Other	87.4	—	87.4

	2,436.9	168.4	2,605.3
Cost of sales	1,413.9	158.3	1,572.2

Gross margin	$1,023.0	$10.1	$1,033.1

Total other operating costs and expenses			97.0
Gain on sale of phosphate business			747.1
Equity in earnings of operating affiliates			17.9

Operating earnings			$1,701.1

Six months ended June 30, 2013
Net sales
Ammonia	$787.2	$—	$787.2
Granular urea	534.7	—	534.7
UAN	1,094.0	—	1,094.0
AN	120.1	—	120.1
DAP	—	334.0	334.0
MAP	—	94.6	94.6
Other	86.8	—	86.8

	2,622.8	428.6	3,051.4
Cost of sales	1,128.0	383.1	1,511.1

Gross margin	$1,494.8	$45.5	$1,540.3

Total other operating costs and expenses			99.9
Equity in earnings of operating affiliates			21.1

Operating earnings			$1,461.5

        Total assets at June 30, 2014 and December 31, 2013, are presented below.

	Nitrogen	Phosphate	Other	Consolidated
	(in millions)
Assets
June 30, 2014	$7,446.7	$36.0	$3,822.2	$11,304.9
December 31, 2013	$6,913.8	$817.6	$2,946.7	$10,678.1

        The Other category of assets in the table above includes amounts attributable to corporate headquarters and unallocated corporate assets, such as our cash and cash equivalents, short-term investments, equity method investments and other investments.

CF INDUSTRIES HOLDINGS, INC.

Potential Future Changes to Reporting Segments

        During 2014, the Company sold the phosphate mining and manufacturing business which was reported in the phosphate segment. Additionally, the Company appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as that term is defined under U.S. GAAP. The CODM is reassessing the way we evaluate the business and our segment structure. The Company's reportable segments are based on how the CODM assesses performance and allocates resources across the business. We expect the CODM's reassessment of the segment structure to be concluded in 2014.

20.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 13—Financing Agreements, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. Under the supplemental indentures governing the Notes, the Notes are to be guaranteed by Parent and each of its current and future subsidiaries, other than CF Industries, that from time to time is a borrower or guarantor under the Credit Agreement, or any renewal, replacement or refinancing thereof. At June 30, 2014, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement, it would be required to become a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and six months ended June 30, 2014 and 2013, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries at June 30, 2014 and December 31, 2013. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

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

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$95.7	$1,553.8	$(176.8)	$1,472.7
Cost of sales	—	95.7	963.5	(176.8)	882.4

Gross margin	—	—	590.3	—	590.3

Selling, general and administrative expenses	0.9	0.3	38.3	—	39.5
Other operating—net	—	—	21.6	—	21.6

Total other operating costs and expenses	0.9	0.3	59.9	—	61.1
Equity in earnings of operating affiliates	—	—	2.1	—	2.1

Operating (loss) earnings	(0.9)	(0.3)	532.5	—	531.3
Interest expense	—	65.9	(15.1)	(0.1)	50.7
Interest income	—	(0.1)	(0.3)	0.1	(0.3)
Net (earnings) of wholly-owned subsidiaries	(313.1)	(356.6)	—	669.7	—
Other non-operating—net	(0.1)	0.1	0.7	—	0.7

Earnings before income taxes and equity in earnings of non-operating affiliates	312.3	290.4	547.2	(669.7)	480.2
Income tax (benefit) provision	(0.3)	(22.7)	180.2	—	157.2
Equity in earnings of non-operating affiliates—net of taxes	—	—	1.7	—	1.7

Net earnings	312.6	313.1	368.7	(669.7)	324.7
Less: Net earnings attributable to noncontrolling interest	—	—	12.1	—	12.1

Net earnings attributable to common stockholders	$312.6	$313.1	$356.6	$(669.7)	$312.6

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$312.6	$313.1	$368.7	$(669.7)	$324.7
Other comprehensive income	29.6	29.6	29.6	(59.2)	29.6

Comprehensive income	342.2	342.7	398.3	(728.9)	354.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	12.1	—	12.1

Comprehensive income attributable to common stockholders	$342.2	$342.7	$386.2	$(728.9)	$342.2

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$467.7	$2,776.8	$(639.2)	$2,605.3
Cost of sales	—	284.0	1,927.4	(639.2)	1,572.2

Gross margin	—	183.7	849.4	—	1,033.1

Selling, general and administrative expenses	1.6	1.7	77.9	—	81.2
Other operating—net	—	(0.3)	16.1	—	15.8

Total other operating costs and expenses	1.6	1.4	94.0	—	97.0
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	17.9	—	17.9

Operating earnings (loss)	(1.6)	943.8	758.9	—	1,701.1
Interest expense	—	115.3	(24.4)	(0.2)	90.7
Interest income	—	(0.2)	(0.5)	0.2	(0.5)
Net (earnings) of wholly-owned subsidiaries	(1,022.1)	(507.9)	—	1,530.0	—
Other non-operating—net	(0.1)	—	0.7	—	0.6

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,020.6	1,336.6	783.1	(1,530.0)	1,610.3
Income tax (benefit) provision	(0.5)	314.4	256.5	—	570.4
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.1)	5.3	—	5.2

Net earnings	1,021.1	1,022.1	531.9	(1,530.0)	1,045.1
Less: Net earnings attributable to noncontrolling interest	—	—	24.0	—	24.0

Net earnings attributable to common stockholders	$1,021.1	$1,022.1	$507.9	$(1,530.0)	$1,021.1

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,021.1	$1,022.1	$531.9	$(1,530.0)	$1,045.1
Other comprehensive income	20.2	20.2	20.2	(40.4)	20.2

Comprehensive income	1,041.3	1,042.3	552.1	(1,570.4)	1,065.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	24.0	—	24.0

Comprehensive income attributable to common stockholders	$1,041.3	$1,042.3	$528.1	$(1,570.4)	$1,041.3

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Three months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$269.8	$1,752.2	$(307.1)	$1,714.9
Cost of sales	—	200.5	955.1	(305.9)	849.7

Gross margin	—	69.3	797.1	(1.2)	865.2

Selling, general and administrative expenses	0.7	3.2	40.6	—	44.5
Other operating—net	—	3.2	(6.7)	—	(3.5)

Total other operating costs and expenses	0.7	6.4	33.9	—	41.0
Equity in earnings of operating affiliates	—	—	9.5	—	9.5

Operating earnings (loss)	(0.7)	62.9	772.7	(1.2)	833.7
Interest expense	—	36.1	(3.5)	(0.3)	32.3
Interest income	—	(0.2)	(1.1)	0.3	(1.0)
Net (earnings) of wholly-owned subsidiaries	(498.6)	(481.3)	—	979.9	—
Other non-operating—net	—	—	(0.3)	—	(0.3)

Earnings before income taxes and equity in losses of non-operating affiliates	497.9	508.3	777.6	(981.1)	802.7
Income tax provision (benefit)	(0.3)	9.6	273.6	—	282.9
Equity in losses of non-operating affiliates—net of taxes	—	(0.1)	(1.6)	—	(1.7)

Net earnings	498.2	498.6	502.4	(981.1)	518.1
Less: Net earnings attributable to noncontrolling interest	—	—	21.1	(1.2)	19.9

Net earnings attributable to common stockholders	$498.2	$498.6	$481.3	$(979.9)	$498.2

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$498.2	$498.6	$502.4	$(981.1)	$518.1
Other comprehensive loss	(5.2)	(5.2)	(5.3)	10.4	(5.3)

Comprehensive income	493.0	493.4	497.1	(970.7)	512.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	21.1	(1.3)	19.8

Comprehensive income attributable to common stockholders	$493.0	$493.4	$476.0	$(969.4)	$493.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Operations

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$604.7	$3,167.0	$(720.3)	$3,051.4
Cost of sales	—	422.5	1,804.9	(716.3)	1,511.1

Gross margin	—	182.2	1,362.1	(4.0)	1,540.3

Selling, general and administrative expenses	1.7	4.8	82.3	—	88.8
Other operating—net	—	9.3	1.8	—	11.1

Total other operating costs and expenses	1.7	14.1	84.1	—	99.9
Equity in earnings of operating affiliates	—	—	21.1	—	21.1

Operating earnings (loss)	(1.7)	168.1	1,299.1	(4.0)	1,461.5
Interest expense	—	65.5	6.8	(0.9)	71.4
Interest income	—	(0.6)	(3.4)	0.9	(3.1)
Net (earnings) of wholly-owned subsidiaries	(905.8)	(839.6)	—	1,745.4	—
Other non-operating—net	—	—	54.4	—	54.4

Earnings before income taxes and equity in losses of non-operating affiliates	904.1	942.8	1,241.3	(1,749.4)	1,338.8
Income tax provision (benefit)	(0.6)	36.9	354.0	—	390.3
Equity in losses of non-operating affiliates—net of taxes	—	(0.1)	(0.9)	—	(1.0)

Net earnings	904.7	905.8	886.4	(1,749.4)	947.5
Less: Net earnings attributable to noncontrolling interest	—	—	46.8	(4.0)	42.8

Net earnings attributable to common stockholders	$904.7	$905.8	$839.6	$(1,745.4)	$904.7

Condensed, Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$904.7	$905.8	$886.4	$(1,749.4)	$947.5
Other comprehensive loss	(65.7)	(65.7)	(112.4)	177.4	(66.4)

Comprehensive income	839.0	840.1	774.0	(1,572.0)	881.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	46.8	(4.7)	42.1

Comprehensive income attributable to common stockholders	$839.0	$840.1	$727.2	$(1,567.3)	$839.0

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$370.6	$1,823.4	$—	$2,194.1
Restricted cash	—	—	645.0	—	645.0
Accounts and notes receivable—net	—	2,119.1	434.7	(2,295.5)	258.3
Inventories—net	—	6.9	198.1	—	205.0
Prepaid income taxes	1.5	—	254.7	(256.2)	—
Deferred income taxes	—	—	52.5	—	52.5
Other	—	14.5	36.3	—	50.8

Total current assets	1.6	2,511.1	3,444.7	(2,551.7)	3,405.7
Property, plant and equipment—net	—	—	4,605.1	—	4,605.1
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	6,128.6	9,042.3	943.0	(15,170.9)	943.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.7	—	2,095.7
Other assets	—	73.3	182.1	—	255.4

Total assets	$6,700.9	$11,776.4	$11,272.3	$(18,444.7)	$11,304.9

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,218.6	$125.0	$503.8	$(2,295.5)	$551.9
Income taxes payable	—	343.5	—	(256.2)	87.3
Customer advances	—	—	63.4	—	63.4
Other	—	14.5	3.2	—	17.7

Total current liabilities	2,218.6	483.0	570.4	(2,551.7)	720.3

Long-term debt	—	4,592.4	9.0	(9.0)	4,592.4
Deferred income taxes	—	—	979.5	(149.7)	829.8
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	—	317.3	—	317.3
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.5	—	1.1	(1.1)	0.5
Paid-in capital	1,484.9	(12.6)	8,283.5	(8,270.9)	1,484.9
Retained earnings	3,622.4	6,163.6	755.1	(6,918.7)	3,622.4
Treasury stock	(603.1)	—	—	—	(603.1)
Accumulated other comprehensive income (loss)	(22.4)	(22.4)	(22.8)	45.2	(22.4)

Total stockholders' equity	4,482.3	6,128.6	9,033.3	(15,161.9)	4,482.3
Noncontrolling interest	—	—	362.8	—	362.8

Total equity	4,482.3	6,128.6	9,396.1	(15,161.9)	4,845.1

Total liabilities and equity	$6,700.9	$11,776.4	$11,272.3	$(18,444.7)	$11,304.9

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Balance Sheet

	December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$20.4	$1,690.3	$—	$1,710.8
Restricted cash	—	—	154.0	—	154.0
Accounts and notes receivable—net	—	287.1	1,172.2	(1,228.4)	230.9
Inventories—net	—	3.3	271.0	—	274.3
Prepaid income taxes	0.9	—	33.4	(0.9)	33.4
Deferred income taxes	—	—	60.0	—	60.0
Assets held for sale	—	68.1	6.2	—	74.3
Other	—	—	92.4	—	92.4

Total current assets	1.0	378.9	3,479.5	(1,229.3)	2,630.1
Property, plant and equipment—net	—	—	4,101.7	—	4,101.7
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	5,193.4	8,161.1	925.8	(13,354.3)	926.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.8	—	2,095.8
Noncurrent assets held for sale	—	679.0	—	—	679.0
Other assets	—	60.7	184.8	—	245.5

Total assets	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$40.6	$354.2	$715.9	$(546.6)	$564.1
Income taxes payable	—	29.1	45.1	(0.9)	73.3
Customer advances	—	—	120.6	—	120.6
Liabilities held for sale	—	26.8	—	—	26.8
Other	648.4	0.9	84.9	(690.7)	43.5

Total current liabilities	689.0	411.0	966.5	(1,238.2)	828.3

Long-term debt	—	3,098.1	—	—	3,098.1
Deferred income taxes	—	—	982.9	(149.7)	833.2
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	154.5	—	—	154.5
Other noncurrent liabilities	—	—	325.6	—	325.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,594.3	(12.6)	7,823.0	(7,810.4)	1,594.3
Retained earnings	3,725.6	5,248.6	354.5	(5,603.1)	3,725.6
Treasury stock	(201.8)	—	—	—	(201.8)
Accumulated other comprehensive income (loss)	(42.6)	(42.6)	(43.0)	85.6	(42.6)

Total stockholders' equity	5,076.1	5,193.4	8,152.0	(13,345.4)	5,076.1
Noncontrolling interest	—	—	362.3	—	362.3

Total equity	5,076.1	5,193.4	8,514.3	(13,345.4)	5,438.4

Total liabilities and equity	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,021.1	$1,022.1	$531.9	$(1,530.0)	$1,045.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	3.3	199.8	—	203.1
Deferred income taxes	—	—	1.1	—	1.1
Stock-based compensation expense	9.9	—	0.1	—	10.0
Excess tax benefit from stock-based compensation	(5.2)	—	—	—	(5.2)
Unrealized loss on derivatives	—	—	61.4	—	61.4
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss on disposal of property, plant and equipment	—	—	1.0	—	1.0
Undistributed loss (earnings) of affiliates—net	(1,022.2)	(507.8)	(15.1)	1,530.0	(15.1)
Due to / from affiliates—net	5.2	1.8	(7.0)	—	—
Changes in:
Accounts and notes receivable—net	(0.1)	(248.8)	697.2	(460.4)	(12.1)
Inventories—net	—	(2.5)	66.5	—	64.0
Accrued income taxes	(0.5)	314.3	(291.2)	—	22.6
Accounts and notes payable and accrued expenses	(1.9)	207.5	(696.4)	460.4	(30.4)
Customer advances	—	—	(57.2)	—	(57.2)
Other—net	—	(3.3)	17.4	—	14.1

Net cash provided by operating activities	6.3	25.1	523.9	—	555.3

Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(666.7)	—	(685.0)
Proceeds from sale of property, plant and equipment	—	—	5.9	—	5.9
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	14.0	—	14.0
Other—net	—	—	16.8	—	16.8

Net cash provided by (used in) investing activities	—	874.8	(674.5)	—	200.3

Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,570.0	(2,026.9)	456.9	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Dividends paid on common stock	(107.2)	(107.2)	(107.2)	214.4	(107.2)
Distributions to/from noncontrolling interest	—	—	(23.5)	—	(23.5)
Purchases of treasury stock	(1,591.2)	—	—	—	(1,591.2)
Issuances of common stock under employee stock plans	9.7	—	—	—	9.7
Excess tax benefit from stock-based compensation	5.2	—	—	—	5.2
Dividends to / from affiliates	107.2	107.2	—	(214.4)	—
Other—net	—	(1.0)	(42.0)	—	(43.0)

Net cash provided by (used in) financing activities	(6.3)	(549.7)	284.2	—	(271.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash and cash equivalents	—	350.2	133.1	—	483.3
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8

Cash and cash equivalents at end of period	$0.1	$370.6	$1,823.4	$—	$2,194.1

 CF INDUSTRIES HOLDINGS, INC.

Condensed, Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$904.7	$905.8	$886.4	$(1,749.4)	$947.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation, depletion and amortization	—	29.5	184.2	—	213.7
Deferred income taxes	—	—	(44.3)	—	(44.3)
Stock-based compensation expense	6.0	—	0.2	—	6.2
Excess tax benefit from stock-based compensation	(9.6)	—	—	—	(9.6)
Unrealized loss on derivatives	—	—	6.7	—	6.7
Loss on disposal of property, plant and equipment	—	—	4.2	—	4.2
Undistributed loss (earnings) of affiliates—net	(905.8)	(843.6)	(1.8)	1,749.4	(1.8)
Due to / from affiliates—net	9.6	(0.1)	(9.5)	—	—
Changes in:
Accounts and notes receivable—net	(18.8)	(208.9)	(511.2)	683.3	(55.6)
Inventories—net	—	(9.1)	(34.8)	—	(43.9)
Accrued income taxes	(0.6)	36.2	(224.0)	—	(188.4)
Accounts and notes payable and accrued expenses	185.4	245.8	287.4	(683.8)	34.8
Customer advances	—	—	(313.0)	—	(313.0)
Other—net	—	1.7	9.6	0.5	11.8

Net cash provided by operating activities	170.9	157.3	240.1	—	568.3

Investing Activities:
Additions to property, plant and equipment	—	(40.3)	(362.2)	—	(402.5)
Proceeds from sale of property, plant and equipment	—	—	7.5	—	7.5
Sales and maturities of short-term and auction rate securities	—	5.6	—	—	5.6
Deposits to restricted cash funds	—	—	(74.2)	—	(74.2)
Other—net	—	—	(2.3)	—	(2.3)

Net cash used in investing activities	—	(34.7)	(431.2)	—	(465.9)

Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Short-term debt—net	—	(942.2)	942.2	—	—
Financing fees	—	(13.6)	—	—	(13.6)
Dividends paid on common stock	(48.9)	(778.9)	(48.9)	827.8	(48.9)
Dividends to / from affiliates	778.9	48.9	—	(827.8)	—
Distributions to/from noncontrolling interest	—	14.3	(60.1)	—	(45.8)
Purchases of treasury stock	(915.6)	—	—	—	(915.6)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Issuances of common stock under employee stock plans	5.2	—	—	—	5.2
Excess tax benefit from stock-based compensation	9.6	—	—	—	9.6

Net cash provided by (used in) financing activities	(170.8)	(538.4)	279.4	—	(429.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	(13.4)	—	(13.4)

Increase (decrease) in cash and cash equivalents	0.1	(415.8)	74.9	—	(340.8)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$0.1	$25.0	$1,909.0	$—	$1,934.1

 CF INDUSTRIES HOLDINGS, INC.

21.   Subsequent Event

        On August 6, 2014, our Board of Directors (BOD) authorized the repurchase of up to $1.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.

        Also on August 6, 2014, our BOD declared a cash dividend in the amount of $1.50 per share, payable on August 29, 2014 to holders of record as of August 18, 2014. This represents a 50% increase in the Company's prior quarterly cash dividend of $1.00 per share.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014, as well as Item 1, Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us," "our," and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Holdings itself and not its subsidiaries. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Second Quarter of 2014 Compared to Second Quarter of 2013

  •
  Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward Looking Statements

Overview of CF Holdings

Our Company

        We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution, or UAN, and ammonium nitrate, or AN. Our other nitrogen products include urea liquor, diesel exhaust fluid, or DEF, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States (U.S.) and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizers. Our principal phosphate products were diammonium phosphate, or DAP, and monoammonium phosphate, or MAP. On March 17, 2014, we completed the sale of the Company's phosphate mining and manufacturing business (the "Transaction") to The Mosaic Company (Mosaic) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among the Company,

CF INDUSTRIES HOLDINGS, INC.

CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustments as provided in the Purchase Agreement.

        Upon closing the phosphate business sale, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that previously existed between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        Our operations are reported in two business segments—the nitrogen segment and the phosphate segment. The second quarter 2014 phosphate segment results reflect the sale of the remaining phosphate inventory in the distribution network after March 17, 2014, the date we completed the sale of the phosphate mining and manufacturing business.

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

Items Affecting Comparability of Results

Phosphate Business Disposition

        On March 17, 2014, we sold our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course.

CF INDUSTRIES HOLDINGS, INC.

        Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply arrangement that previously existed between our former phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. These sales to Mosaic are reported in our nitrogen segment. Because of the significance of this continuing supply arrangement, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014, and the phosphate segment will cease to have reported results after this quarter.

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

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $312.6 million in the second quarter of 2014 compared to net earnings of $498.2 million in the same quarter of 2013, a decrease of $185.6 million, or 37%. Our second quarter 2014 results included $28.6 million of unrealized net mark-to-market losses ($18.1 million after-tax) on natural gas derivatives, $7.0 million of expenses ($4.5 million after-tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $1.1 million of realized and unrealized net losses ($0.7 million after-tax) on foreign currency derivatives related to our capacity expansion projects.

  •
  During the second quarter of 2014, we experienced lower net earnings as compared to the prior year quarter due to lower average selling prices and the impact of higher natural gas prices. The decline in nitrogen average selling prices was attributable to a combination of increased supply due to higher exports from Chinese urea producers and higher inventory levels entering 2014. However, our sales volume of nitrogen products increased due primarily to strong ammonia sales. Natural gas costs increased as compared to the prior year quarter due to the impact of extremely cold winter weather conditions in North America partially offset by the impact of natural gas hedges.

  •
  Diluted net earnings per share attributable to common stockholders decreased 27% to $6.10 in the second quarter of 2014 from $8.38 for the same quarter of 2013 due primarily to lower earnings partially offset by a lower average number of outstanding common shares due to our share repurchase program.

  •
  Net earnings attributable to common stockholders of $498.2 million for the second quarter of 2013 included an $18.0 million of unrealized net mark-to-market loss ($11.4 million after-tax) on natural gas derivatives, a $4.0 million of realized and unrealized net gain ($2.5 million after-tax)

CF INDUSTRIES HOLDINGS, INC.

    on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, and $1.1 million of expenses ($0.7 million after-tax) related to our capacity expansion projects that did not qualify for capitalization.

  •
  Our gross margin declined by $274.9 million, or 32%, to $590.3 million in the second quarter of 2014 from $865.2 million in the same quarter of 2013 due primarily to lower nitrogen segment results driven by lower average selling prices, increased natural gas costs, and increased unrealized net mark-to-market losses on natural gas derivatives in the current quarter compared to the prior year quarter.

  •
  Our net sales decreased $242.2 million, or 14%, in the second quarter of 2014 compared to the second quarter of 2013. In the nitrogen segment, net sales decreased by 5% due primarily to a 10% reduction in average selling prices, primarily ammonia, partially offset by a 5% increase in sales volume. In the phosphate segment, net sales declined by 88% due to the sale of the phosphate business in March 2014.

  •
  Net cash generated from operating activities during the first six months of 2014 was $555.3 million as compared to $568.3 million in the first six months of 2013. The $13.0 million decrease in cash generated from operating activities included a combination of lower earnings from core operating activities partially offset by favorable working capital changes during the first six months of 2014 as compared to the first six months of 2013. The lower earnings from core operating activities in the first six months of 2014 as compared to the first six months of 2013 were a result of reduced gross margin. Improvements in working capital during 2014 were due primarily to a combination of lower inventory levels and lower amounts paid for income taxes during the first six months of 2014 as compared to the first six months of 2013.

  •
  Net cash provided by investing activities was $200.3 million in the first six months of 2014 as compared to cash used in investing activities in the first six months of 2013 of $465.9 million. During the first six months of 2014, we received proceeds of $1.4 billion from the sale of the phosphate business, offset by a $460.6 million deposit into a restricted cash arrangement that is being utilized to purchase assets in the capacity expansion program, which qualify for like-kind exchange treatment under the federal income tax law. Capital expenditures were $685.0 million and $402.5 million in the first six months of 2014 and 2013, respectively. The increase is due primarily to activity associated with the capacity expansion projects.

  •
  During the second quarter of 2014, we completed the share repurchase program that commenced in the third quarter of 2012 and we repurchased 3.1 million shares of our common stock at an average price of $246 per share, representing 5.5% of the prior year-end outstanding shares, at a cost of $756.8 million. During the first six months of 2014, we repurchased 6.3 million shares for $1.6 billion at an average price of $247 per share.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except per share amounts)				(in millions, except per share amounts)
Nitrogen segment sales	$1,449.4	$1,525.2	$(75.8)	(5)%	$2,436.9	$2,622.8	$(185.9)	(7)%
Phosphate segment sales	23.3	189.7	(166.4)	(88)%	168.4	428.6	(260.2)	(61)%

Net sales	1,472.7	1,714.9	(242.2)	(14)%	2,605.3	3,051.4	(446.1)	(15)%

Nitrogen segment cost of sales	860.7	678.0	182.7	27%	1,413.9	1,128.0	285.9	25%
Phosphate segment cost of sales	21.7	171.7	(150.0)	(87)%	158.3	383.1	(224.8)	(59)%

Cost of sales	882.4	849.7	32.7	4%	1,572.2	1,511.1	61.1	4%

Nitrogen segment gross margin	588.7	847.2	(258.5)	(31)%	1,023.0	1,494.8	(471.8)	(32)%
Phosphate segment gross margin	1.6	18.0	(16.4)	(91)%	10.1	45.5	(35.4)	(78)%

Gross margin	590.3	865.2	(274.9)	(32)%	1,033.1	1,540.3	(507.2)	(33)%
Selling, general and administrative expenses	39.5	44.5	(5.0)	(11)%	81.2	88.8	(7.6)	(9)%
Other operating—net	21.6	(3.5)	25.1	N/M	15.8	11.1	4.7	42%

Total other operating costs and expenses	61.1	41.0	20.1	49%	97.0	99.9	(2.9)	(3)%
Gain on sale of phosphate business	—	—	—	N/M	747.1	—	747.1	N/M
Equity in earnings of operating affiliates	2.1	9.5	(7.4)	(78)%	17.9	21.1	(3.2)	(15)%

Operating earnings	531.3	833.7	(302.4)	(36)%	1,701.1	1,461.5	239.6	16%
Interest expense	50.7	32.3	18.4	57%	90.7	71.4	19.3	27%
Interest income	(0.3)	(1.0)	0.7	(70)%	(0.5)	(3.1)	2.6	(84)%
Other non-operating—net	0.7	(0.3)	1.0	N/M	0.6	54.4	(53.8)	(99)%

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	480.2	802.7	(322.5)	(40)%	1,610.3	1,338.8	271.5	20%
Income tax provision	157.2	282.9	(125.7)	(44)%	570.4	390.3	180.1	46%
Equity in earnings (losses) of non-operating affiliates—net of taxes	1.7	(1.7)	3.4	N/M	5.2	(1.0)	6.2	N/M

Net earnings	324.7	518.1	(193.4)	(37)%	1,045.1	947.5	97.6	10%
Less: Net earnings attributable to noncontrolling interest	12.1	19.9	(7.8)	(39)%	24.0	42.8	(18.8)	(44)%

Net earnings attributable to common stockholders	$312.6	$498.2	$(185.6)	(37)%	$1,021.1	$904.7	$116.4	13%

Diluted net earnings per share attributable to common stockholders	$6.10	$8.38	$(2.28)		$19.24	$14.80	$4.44
Diluted weighted average common shares outstanding	51.2	59.5	(8.3)		53.1	61.1	(8.0)
Dividends declared per common share	$1.00	$0.40	$0.60		$2.00	$0.80	$1.20

N/M—Not Meaningful

Second Quarter of 2014 Compared to Second Quarter of 2013

Consolidated Operating Results

        Our gross margin decreased $274.9 million, or 32%, to $590.3 million in the second quarter of 2014 from $865.2 million in the same quarter of 2013 reflecting a decline in the nitrogen segment and a decline due to the sale of the phosphate business in March of 2014.

        In the nitrogen segment, the gross margin decreased by $258.5 million, or 31%, to $588.7 million as compared to $847.2 million in the second quarter of 2013 due primarily to a 10% decrease in average selling prices, an 11% increase in realized natural gas costs, and $28.6 million of unrealized net mark-to-market losses on natural gas derivatives in the current year's quarter as compared to $18.0 million of unrealized net mark-to-market losses in the second quarter of 2013.

CF INDUSTRIES HOLDINGS, INC.

        Net earnings attributable to common stockholders of $312.6 million in the second quarter of 2014 included $28.6 million of pre-tax unrealized net mark-to-market losses ($18.1 million after-tax) on natural gas derivatives, $7.0 million of expenses ($4.5 million after-tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $1.1 million of realized and unrealized net losses ($0.7 million after-tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $498.2 million for the second quarter of 2013 included an $18.0 million pre-tax unrealized net mark-to-market loss ($11.4 million after tax), a $4.0 million ($2.5 million after tax) realized and unrealized net gain on foreign currency derivatives, and $1.1 million of expenses ($0.7 million after-tax) related to our capacity expansion projects that did not qualify for capitalization.

Net Sales

        Net sales decreased 14% to $1.5 billion in the second quarter of 2014 compared to $1.7 billion in the second quarter of 2013 with a 5% decrease in the nitrogen segment and an 88% decrease in the phosphate segment due to the sale of the phosphate business. In the nitrogen segment, net sales decreased by $75.8 million, or 5%, due primarily to a 10% decrease in average selling prices partially offset by a 5% increase in volume, particularly ammonia, which rose 33%. Average selling prices declined in the second quarter of 2014 with a 23% decline for ammonia and a 12% decline for UAN, partially offset by a 3% increase for urea compared to the prior year period. The decline in average selling prices from prior year levels is due to an increase in the global supply of nitrogen in the current year, including the impact of higher Chinese urea exports that weighed on global nitrogen pricing generally. Additionally, ammonia prices were lower due primarily to the higher inventory levels that carried over from the end of 2013 as compared to the previous year. The decline in UAN prices was due primarily to customer preferences for attractively priced ammonia and dealers' and distributors' reluctance to buy and hold inventory. The increase in urea prices was primarily due to North American urea trading at a premium to the international market as a result of a tight U.S. supply and demand balance due to lower U.S. imports earlier in the year. The increase in overall nitrogen volume was due primarily to a 33% increase in ammonia volume due to attractive pricing, an extended application season due to favorable weather conditions, and effective utilization of our terminal and logistics system to resupply during periods of high demand.

Cost of Sales

        Cost of sales increased $32.7 million, or 4%, from the second quarter of 2013 to the second quarter of 2014. Cost of sales per ton in our nitrogen segment averaged $227 in the second quarter of 2014, a 21% increase over $188 per ton in the same quarter of 2013. The increase was due primarily to an 11% increase in realized natural gas costs, the impact of mark-to-market adjustments related to natural gas derivatives and higher maintenance and other costs associated with production outages. The second quarter of 2014 included $28.6 million of pre-tax unrealized net mark-to-market losses on natural gas derivatives compared to losses of $18.0 million in the second quarter of 2013.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $5.0 million to $39.5 million in the second quarter of 2014 from $44.5 million in the same quarter of 2013 due primarily to lower incentive compensation costs and lower corporate office costs for certain corporate initiatives.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net

        Other operating—net was $21.6 million of expense in the second quarter of 2014 compared to $3.5 million of income in the same quarter of 2013. The increased expense was due primarily to losses on both foreign currency derivatives and foreign currency transactions in the current quarter compared to gains in the same quarter of 2013. Additionally, expenses related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa increased as compared to the prior year period.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $2.1 million in the second quarter of 2014 compared to $9.5 million in the second quarter of 2013. The decrease was due primarily to lower earnings from PLNL resulting from decreased ammonia selling prices, lower sales volume due to lower production and increased maintenance costs.

Interest Expense

        Interest expense was $50.7 million in the second quarter of 2014 compared to $32.3 million in the second quarter of 2013. The $18.4 million increase was due to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013, partially offset by higher capitalized interest in 2014 primarily related to our capacity expansion projects.

Income Taxes

        Our income tax provision for the second quarter of 2014 was $157.2 million on pre-tax income of $480.2 million, or an effective tax rate of 32.7%, compared to an income tax provision of $282.9 million on pre-tax income of $802.7 million, or an effective rate of 35.2% in the prior year second quarter. The decrease in the effective tax rate is due primarily to reduced state income taxes and an increased tax benefit from the U.S manufacturing profits deduction.

        We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 8—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings (Losses) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (losses) of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $3.4 million increase in the second quarter of 2014 compared to the second quarter of 2013 was due primarily to increased earnings from GrowHow due to lower natural gas costs and improved trading performance at Keytrade compared to the prior year quarter.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest decreased $7.8 million in the second quarter of 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.

CF INDUSTRIES HOLDINGS, INC.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased 27% to $6.10 in the second quarter of 2014 from $8.38 for the same quarter of 2013 due primarily to lower earnings partially offset by lower average number of outstanding common shares due to our share repurchase program. During the second quarter of 2014, we repurchased 3.1 million shares of our common stock at an average price of $246 per share, representing 5.5% of the shares outstanding at December 31, 2013, at a cost of $756.8 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Consolidated Operating Results

        Our total gross margin decreased $507.2 million, or 33%, to $1.0 billion in the six months ended June 30, 2014 from $1.5 billion for the comparable period of 2013 due to decreases in gross margin in both the nitrogen and phosphate segments.

        In the nitrogen segment, the gross margin decreased by $471.8 million, or 32%, to $1.0 billion as compared to $1.5 billion in the first six months of 2013 due to a 10% decrease in average selling prices, a 16% increase in realized natural gas costs, and a $55.6 million increase in unrealized net mark-to-market losses on natural gas derivatives in the current six months as compared to the same period of 2013.

        Net earnings attributable to common stockholders of $1.0 billion for the first six months of 2014 included a $747.1 million pre-tax gain ($461.0 million after-tax) on the sale of the phosphate business, $51.2 million unrealized net mark-to-market loss ($32.5 million after-tax) on natural gas derivatives, $15.1 million of expenses ($9.6 million after-tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa and a $0.2 million ($0.1 million after-tax) realized and unrealized net loss on foreign currency derivatives. Net earnings in the first six months of 2013 of $904.7 million included a $4.4 million unrealized net mark-to-market gain ($2.8 million after-tax) on natural gas derivatives, $1.7 million of expenses ($1.1 million after-tax) related to our capacity expansion projects, a $7.8 million ($4.9 million after-tax) realized and unrealized net loss on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO net operating losses.

Net Sales

        Net sales decreased 15% to $2.6 billion in the first six months of 2014 compared to $3.1 billion in the first six months of 2013 with a 7% decrease in the nitrogen segment and a 61% decrease in the phosphate segment due to the sale of the phosphate business. In the nitrogen segment, net sales decreased by $185.9 million, or 7%, due primarily to a 10% decrease in average selling prices partially offset by a 3% increase in volume. Average selling prices declined in the first six months of 2014 with a 23% decline for ammonia, 14% decline for UAN, and a 3% decline for urea compared to the prior year period. The decline in average selling prices from prior year levels is due to an increase in the global supply of nitrogen in the current year, including the impact of higher Chinese exports that weighed on global pricing. Additionally, ammonia prices were lower due primarily to the higher inventory levels that carried over from the end of 2013 as compared to the previous year. The decline in UAN prices was due primarily to customer preferences for attractively priced ammonia and distributors' reluctance to buy and hold inventory. The decline in urea prices was primarily due to the increased supply from Chinese urea producers. The increase in overall nitrogen volume was due primarily to a 45% increase in ammonia volume due to attractive pricing, an extended application

CF INDUSTRIES HOLDINGS, INC.

season due to favorable weather conditions, and effective utilization of our terminal and logistics system.

Cost of Sales

        Total cost of sales increased $61.1 million, or 4%, from the first six months of 2013 to the first six months of 2014. Total cost of sales per ton in our nitrogen segment averaged $208 per ton in the first half of 2014 compared to $171 per ton in the comparable period of 2013. This 22% increase was due primarily to an increase in realized natural gas costs, a $51.2 million unrealized net mark-to-market loss on natural gas derivatives in the current year compared to a $4.4 million unrealized net mark-to-market gain in the prior year and higher maintenance and other costs associated with production outages.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $7.6 million to $81.2 million in the first six months of 2014 from $88.8 million in the comparable period of 2013 due primarily to lower corporate office costs for certain corporate initiatives and lower incentive compensation costs.

Other Operating—Net

        Other operating—net expense of $15.8 million in the first six months of 2014 was $4.7 million higher than the $11.1 million in the comparable period of 2013. The increased expense in 2014 is due primarily to higher costs related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa compared to the previous year period and foreign currency transactional losses in 2014 compared to gains in 2013. This was partially offset by lower realized and unrealized net losses on foreign currency derivatives in 2014 as compared to 2013.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $17.9 million in the first six months of 2014 as compared to $21.1 million in the comparable period of 2013. The decrease was due primarily to lower earnings from PLNL due to lower ammonia selling prices, lower production and increased maintenance costs.

Interest Expense

        Interest expense was $90.7 million in the first six months of 2014 compared to $71.4 million in the first six months of 2013. The $19.3 million increase in net expense was due primarily to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013, partially offset by lower interest on income tax liabilities and higher capitalized interest in 2014 primarily related to our capacity expansion projects.

Income Taxes

        Our income tax provision for the first six months of 2014 was $570.4 million on pre-tax income of $1.6 billion, or an effective tax rate of 35.4%, compared to an income tax provision of $390.3 million on pre-tax income of $1.3 billion and an effective rate of 29.2% in the prior year. The increase in the effective tax rate in the first six months of 2014 is due to the fact we recognized a tax benefit in the first half of 2013 for the effect of our closing agreement with the IRS enabling us to utilize a portion of our pre-IPO net operating losses. The income tax provision in the first six months of 2014 includes

CF INDUSTRIES HOLDINGS, INC.

$286.1 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 2.5%.

        We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 8—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings (Losses) of Non-Operating Affiliates—Net of Taxes

        Equity in earnings (losses) of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $6.2 million increase in the first six months of 2014 compared to the first six months of 2013 was due primarily to increased earnings from GrowHow reflecting lower natural gas costs and improved trading performance at Keytrade.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest decreased $18.8 million for the first six months of 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $19.24 in the first six months of 2014 from $14.80 in the first six months of 2013 due primarily to the gain on the phosphate business sale and a lower average number of outstanding shares due to our share repurchase program. We repurchased 6.3 million shares in the first half of 2014, representing 11.2% of the shares outstanding at December 31, 2013, at a cost of $1.6 billion.

Operating Results by Business Segment

        Our business is organized and managed internally based on two segments, the nitrogen segment and the phosphate segment, which are differentiated primarily by the nature of their operations, their products, the markets they serve and the regulatory environments in which they operate. The phosphate segment results reflect the sale of the remaining phosphate inventory in the distribution network after March 17, 2014, the date we completed the sale of the phosphate mining and manufacturing business. The remaining phosphate inventory was sold in the second quarter of 2014, and the phosphate segment will cease to have reported results after this quarter.

Potential Future Changes to Reporting Segments

        During 2014, we sold the phosphate mining and manufacturing business, which was reported in the phosphate segment. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as that term is defined under U.S. GAAP. The CODM is reassessing the way we evaluate the business and our segment structure. The Company's reportable segments are based on how the CODM assesses performance and allocates resources across the business. We expect the CODM's reassessment of the segment structure to be concluded in 2014.

CF INDUSTRIES HOLDINGS, INC.

Nitrogen Segment

        The following table presents summary operating data for our nitrogen segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$1,449.4	$1,525.2	$(75.8)	(5)%	$2,436.9	$2,622.8	$(185.9)	(7)%
Cost of sales	860.7	678.0	182.7	27%	1,413.9	1,128.0	285.9	25%

Gross margin	$588.7	$847.2	$(258.5)	(31)%	$1,023.0	$1,494.8	$(471.8)	(32)%
Gross margin percentage	40.6%	55.5%			42.0%	57.0%
Tons of product sold (000s)	3,790	3,608	182	5%	6,808	6,604	204	3%
Sales volume by product (000s)
Ammonia	1,112	833	279	33%	1,689	1,167	522	45%
Granular urea	677	704	(27)	(4)%	1,255	1,347	(92)	(7)%
UAN	1,526	1,631	(105)	(6)%	2,977	3,267	(290)	(9)%
AN	266	234	32	14%	484	442	42	10%
Other nitrogen products	209	206	3	1%	403	381	22	6%
Average selling price per ton by product
Ammonia	$544	$704	$(160)	(23)%	$520	$674	$(154)	(23)%
Granular urea	396	385	11	3%	386	397	(11)	(3)%
UAN	299	341	(42)	(12)%	288	335	(47)	(14)%
AN	278	280	(2)	(1)%	273	272	1	—%
Cost of natural gas (per MMBtu)(1)	$4.19	$3.79	$0.40	11%	$4.27	$3.67	$0.60	16%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.58	$4.02	$0.56	14%	$4.81	$3.75	$1.06	28%
Depreciation and amortization	$88.0	$85.1	$2.9	3%	$182.6	$167.3	$15.3	9%
Capital expenditures	$288.2	$224.0	$64.2	29%	$662.3	$359.5	$302.8	84%
Production volume by product (000s)
Ammonia(2)	1,747	1,659	88	5%	3,547	3,485	62	2%
Granular urea	646	594	52	9%	1,192	1,238	(46)	(4)%
UAN (32%)	1,385	1,562	(177)	(11)%	2,934	3,235	(301)	(9)%
AN	253	216	37	17%	463	443	20	5%

(1)
Includes gas purchases and realized gains and losses on gas derivatives.

(2)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Second Quarter of 2014 Compared to Second Quarter of 2013

        Net Sales.    Net sales in the nitrogen segment decreased $75.8 million, or 5%, in the second quarter of 2014 from the second quarter of 2013 due primarily to a 10% decrease in average selling prices partially offset by a 5% increase in sales volume, primarily ammonia. Average selling prices decreased to $382 per ton in the second quarter of 2014 compared to $423 per ton in the second quarter of 2013 due to increases in supply. The international marketplace saw increased urea exports from China. Additionally, there was an expectation of even higher exports after the lower Chinese export tax season starts on July 1. This further weighed on global nitrogen prices late in the quarter. In North America, ammonia inventory levels were higher entering 2014 as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. In addition to the increased supply, cautious customer purchasing contributed to lower nitrogen prices in 2014 compared to the prior year period. The second quarter of 2014 included average selling price declines of 23% for ammonia and 12% for UAN, partially offset by a 3% increase for urea compared to the prior year period. The decline in UAN prices was due primarily to customer preferences for attractively priced ammonia, dealers' and distributors' reluctance to buy and hold excess inventory, and increased domestic supply in

CF INDUSTRIES HOLDINGS, INC.

the current quarter. The increase in urea prices was primarily due to North American urea trading at a premium to the international market as a result of a tighter U.S. supply and demand balance due to lower imports earlier in the year.

        The 5% increase in nitrogen segment sales volume in the second quarter of 2014 compared to the second quarter of 2013 was due primarily to a 33% increase in ammonia sales volume partially offset by declines of 6% and 4% in UAN and urea, respectively. Agricultural ammonia sales volume benefited this quarter from attractive pricing as compared to other forms of nitrogen, an extended application season that continued into late June due to favorable weather conditions and effective utilization of our terminal and logistics system to quickly resupply during periods of high demand. In addition, industrial sales increased due to the shipments to Mosaic under our contract to supply ammonia from our PLNL joint venture. UAN sales volume was lower due to the strong ammonia application season and dealers' and distributors' desire to end the fertilizer year with minimal inventory.

        Cost of Sales.    Cost of sales per ton in our nitrogen segment averaged $227 in the second quarter of 2014, a 21% increase over $188 per ton in the same quarter of 2013. The increase was due primarily to an 11% increase in realized natural gas costs, the impact of mark-to-market adjustments related to natural gas derivatives and higher maintenance and other costs associated with production outages. The second quarter of 2014 included $28.6 million of pre-tax unrealized net mark-to-market losses on natural gas derivatives compared to losses of $18.0 million in the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Net Sales.    Nitrogen segment net sales decreased $185.9 million, or 7%, to $2.4 billion in the six months ended June 30, 2014 compared to $2.6 billion in the same period of last year, due to 10% lower average selling prices partially offset by a 3% increase in sales volume. Average nitrogen fertilizer selling prices decreased to $358 per ton in the first six months of 2014 from $397 per ton in the first six months of 2013, with a 23% decline for ammonia, 14% for UAN and 3% for urea as compared to the year ago period. The international marketplace saw increased urea exports from China in the current period. Additionally, the expectation of higher Chinese exports in the future, weighed on global nitrogen prices. In North America, ammonia prices were lower due primarily to the higher inventory levels at the beginning of this year as a result of the weak 2013 fall application season and the resulting weaker pricing environment that carried over into 2014. Sales volume increased primarily due to ideal weather conditions and farmers' preference for ammonia, in conjunction with the effective utilization of our terminal and logistics system. In addition, sales to Mosaic under our contract to supply ammonia from our PLNL joint venture also increased ammonia volume.

        Cost of Sales.    Total cost of sales increased $285.9 million, or 25%, from the first six months of 2013 to the first six months of 2014. Total cost of sales per ton in our nitrogen segment averaged $208 per ton in the first half of 2014 compared to $171 per ton in the comparable period of 2013. This 22% increase was due primarily to an increase in realized natural gas costs, $51.2 million unrealized net mark-to-market loss on natural gas derivatives in the current year compared to $4.4 million unrealized net mark-to-market gain in the prior year and higher maintenance and other costs associated with production outages.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$23.3	$189.7	$(166.4)	(88)%	$168.4	$428.6	$(260.2)	(61)%
Cost of sales	21.7	171.7	(150.0)	(87)%	158.3	383.1	(224.8)	(59)%

Gross margin	$1.6	$18.0	$(16.4)	(91)%	$10.1	$45.5	$(35.4)	(78)%
Gross margin percentage	6.9%	9.5%			6.0%	10.6%
Tons of product sold (000s)	59	421	(362)	(86)%	487	916	(429)	(47)%
Sales volume by product (000s)
DAP	55	308	(253)	(82)%	372	720	(348)	(48)%
MAP	4	113	(109)	(96)%	115	196	(81)	(41)%
Domestic vs. export sales (000s)
Domestic	59	179	(120)	(67)%	221	561	(340)	(61)%
Export	—	242	(242)	(100)%	266	355	(89)	(25)%
Average selling price per ton by product
DAP	$386	$447	$(61)	(14)%	$343	$464	$(121)	(26)%
MAP	525	459	66	14%	355	480	(125)	(26)%
Depreciation, depletion and amortization(1)	$—	$11.5	$(11.5)	(100)%	$—	$26.9	$(26.9)	(100)%
Capital expenditures	$2.0	$25.7	$(23.7)	(92)%	$18.3	$40.3	$(22.0)	(55)%
Production volume by product (000s)
Hardee Phosphate Rock Mine Phosphate rock	—	940	(940)	(100)%	786	1,790	(1,004)	(56)%
Plant City Phosphate Fertilizer Complex Sulfuric acid	—	634	(634)	(100)%	551	1,284	(733)	(57)%
Phosphoric acid as P2O5(2)	—	239	(239)	(100)%	213	477	(264)	(55)%
DAP/MAP	—	483	(483)	(100)%	425	958	(533)	(56)%

(1)
On March 17, 2014, we sold the phosphate mining and manufacturing business in Florida to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. In the fourth quarter of 2013, we classified the assets and liabilities sold as held for sale and ceased depreciating the amounts in property, plant and equipment. The depreciation that would have been recorded in 2014, through March 17, 2014, is estimated at approximately $8.0 million.

(2)
P2O5 is the basic measure of the nutrient content in phosphate fertilizer products.

Second Quarter of 2014 Compared to Second Quarter of 2013

        Net Sales.    Phosphate segment net sales decreased $166.4 million, or 88%, to $23.3 million in the second quarter of 2014 compared to $189.7 million in the same period in 2013 due to an 86% decline in sales volume resulting from the sale of the phosphate business in March 2014.

        Cost of Sales.    The average phosphate segment cost of sales per ton of $368 in the second quarter of 2014 was 10% lower than the $408 in the prior year period due primarily to lower raw material costs.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

        Net Sales.    Phosphate segment net sales decreased $260.2 million to $168.4 million in the first six months of 2014 compared to $428.6 million in the first six months of 2013 due to a 47% decline in sales volume resulting from the sale of the phosphate business in March 2014.

CF INDUSTRIES HOLDINGS, INC.

        Cost of Sales.    Average phosphate segment cost of sales of $325 per ton in the first six months of 2014 was 22% lower than the $418 per ton in the prior year period due primarily to lower raw material costs.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $2.2 billion and $1.7 billion as of June 30, 2014 and December 31, 2013, respectively.

Share Repurchase Program

        In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. In the second quarter of 2014, we repurchased 3.1 million shares for $756.8 million and completed the share repurchase program. During the first six months of 2014, we repurchased 6.3 million shares for $1.6 billion. In total, we repurchased 13.6 million shares for an aggregate expenditure of $3.0 billion during this program.

Capacity Expansion Projects and Restricted Cash

        We are currently constructing new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these two new facilities will be able to produce 2.1 million tons of gross ammonia per year and upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent to date on capitalized expenditures for the expansion projects was $964.7 million, including $209.5 million during the second quarter of 2014. In addition, $235.6 million was invested in the expansion project and not paid at June 30, 2014 and recognized as liabilities in the consolidated balance sheet.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp), formerly ThyssenKrupp Uhde, for both the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. We also have $454.8 million of cash proceeds that

CF INDUSTRIES HOLDINGS, INC.

we received from the phosphate business sale remaining in a restricted cash arrangement that will be utilized to purchase assets in the capacity expansion project which qualify for like-kind exchange treatment under the federal income tax law. We currently expect to spend approximately $304 million during the replacement period. Any funds not expended from the account upon expiration of the replacement period will be returned to the Company and available for general corporate use. The total of the restricted cash account with ThyssenKrupp and the additional restricted cash funding from the phosphate business sale has resulted in a restricted cash balance of $645.0 million as of June 30, 2014. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $685.0 million in the first six months of 2014 as compared to $402.5 million in the first six months of 2013. The increase in capital expenditures is primarily the result of the $326.7 million increase in cash spent on the two capacity expansion projects in the first six months of 2014. This increase is partially offset by reduced capital expenditures on sustaining projects compared to the previous year period.

Projected Capital Spending

        We expect capital expenditures in 2014 to be approximately $2.2 billion, including $1.7 billion for the capacity expansion projects and $0.5 billion of sustaining and other capital expenditures. This represents a reduction of $0.3 billion in projected 2014 capital expenditures for the capacity expansion projects as compared to previous estimates due to refinement of both our construction plans and vendor payment timing as engineering is being completed. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen circumstances.

Phosphate Business Disposition

        In March of 2014, we completed the sale of the Company's phosphate mining and manufacturing business to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustment as provided in the purchase agreement. In the first quarter 2014, we recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course. See further discussion in the section titled Items Affecting Comparability of Results and in Note 4—Phosphate Business Disposition of our unaudited interim consolidated financial statements included in Part I of this report.

Debt

Credit Agreement

        We have a revolving credit facility that provides for $1.0 billion of borrowing, for general corporate purposes. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only

CF INDUSTRIES HOLDINGS, INC.

guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of June 30, 2014 and December 31, 2013, $995.3 million was available for borrowing under our credit agreement, net of $4.7 million of outstanding letters of credit, and there were no outstanding borrowings.

        Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. Our senior notes indentures also include certain covenants and events of default. As of June 30, 2014, we were in compliance with all covenants under the credit agreement and the senior notes indentures.

Senior Notes

        At June 30, 2014 and December 31, 2013, we had $4.6 billion and $3.1 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2044 as follows:

		Balance at
	Maturity Date	June 30, 2014	December 31, 2013
		(in millions)
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.3
5.150% senior notes	March 15, 2034	746.1	—
4.950% senior notes	June 1, 2043	748.8	748.8
5.375% senior notes	March 15, 2044	748.1	—

		$4,592.4	$3,098.1

        In March 2014, we issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044. We received net proceeds of $1.48 billion from the issuance and sale of the senior notes due in 2034 and 2044, after deducting underwriting discounts and offering expenses, and intend to use the net proceeds from the offering to fund capital expenditure programs, stock repurchases and for other general corporate purposes, including working capital.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of June 30, 2014 and December 31, 2013, we had $63.4 million and $120.6 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under our credit agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

CF INDUSTRIES HOLDINGS, INC.

        As of June 30, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $3.2 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2014, we had open natural gas derivative contracts for 55.3 million MMBtus and the notional amount of our open foreign currency derivatives was $464.2 million. At both June 30, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts.

Other Liquidity Requirements

        We contributed $2.9 million to our pension plans during the six months ended June 30, 2014. We expect to contribute approximately $17.9 million to our pension plans over the remainder of 2014.

Cash Flows

Operating Activities

        Net cash generated from operating activities during the first six months of 2014 was $555.3 million as compared to $568.3 million in the first six months of 2013. The $13.0 million decrease in cash generated from operating activities included a combination of lower earnings from core operating activities partially offset by favorable working capital changes during the first six months of 2014 as compared to the first six months of 2013. The lower earnings from core operating activities in the first six months of 2014 as compared to the first six months of 2013 were a result of reduced gross margin. Improvements in working capital during 2014 were due primarily to a combination of lower inventory levels and lower amounts paid for income taxes during the first six months of 2014 as compared to the first six months of 2013.

Investing Activities

        Net cash provided by investing activities was $200.3 million in the first six months of 2014 as compared to cash used in investing activities in the first six months of 2013 of $465.9 million. During the first six months of 2014, we received proceeds of $1.4 billion from the sale of the phosphate business, offset by a $460.6 million deposit into a restricted cash arrangement that is being utilized to purchase assets in the capacity expansion program which qualify for like-kind exchange treatment under the federal income tax law. Capital expenditures were $685.0 million and $402.5 million in the first six months of 2014 and 2013, respectively. The increase is due primarily to activity associated with the capacity expansion projects.

Financing Activities

        Net cash used in financing activities was $271.8 million in the first six months of 2014 compared to $429.8 million in the same period of 2013. In both the first six months of 2014 and 2013, we issued senior notes and received proceeds of approximately $1.5 billion. We repurchased 6.3 million shares of our common stock in the first six months of 2014 for $1.6 billion in cash. In the first six months of 2013, we repurchased 5.1 million shares of our common stock for $915.6 million, net of accruals. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in Canadian Fertilizers Limited. Dividends paid on common stock were $107.2 million and $48.9 million in the first six months of 2014 and 2013, respectively.

CF INDUSTRIES HOLDINGS, INC.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of June 30, 2014:

	Remainder of 2014	2015	2016	2017	2018	After 2018	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$800.0	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	129.2	256.5	256.5	256.5	227.3	2,738.2	3,864.2
Other Obligations
Operating leases	42.6	83.9	86.6	71.1	54.6	125.2	464.0
Equipment purchases and plant improvements	102.3	31.6	0.9	0.1	0.1	—	135.0
Capacity expansion projects(2)	913.3	800.7	73.7	—	—	—	1,787.7
Transportation(3)	28.8	14.9	15.8	5.7	—	—	65.2
Purchase obligations(4)(5)	388.3	405.1	160.1	156.2	117.8	1.9	1,229.4
Contributions to Pension Plans(6)	17.9	—	—	—	—	—	17.9
Net Operating Loss Settlement(7)	10.2	10.2	10.2	12.3	—	—	42.9

Total(8)	$1,632.6	$1,602.9	$603.8	$501.9	$1,199.8	$6,665.3	$12,206.3

(1)
Based on debt balances before discounts, offering expenses and interest rates as of June 30, 2014.

(2)
We expect to spend approximately $1.7 billion during 2014 related to the $3.8 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2014 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at June 30, 2014. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at June 30, 2014 is $148.2 million with a total remaining commitment of $629.6 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2014. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

CF INDUSTRIES HOLDINGS, INC.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 8—Income Taxes to our unaudited interim consolidated financial statements for further discussion of this matter.

(8)
Excludes $129.2 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Subsequent Events

        On August 6, 2014, our Board of Directors (BOD) authorized the repurchase of up to $1.0 billion of CF Holdings common stock through December 31, 2016. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.

        Also on August 6, 2014, our BOD declared a cash dividend in the amount of $1.50 per share, payable on August 29, 2014 to holders of record as of August 18, 2014. This represents a 50% increase in the Company's prior quarterly cash dividend of $1.00 per share.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to ten years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 22—Leases to our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014 for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first six months of 2014.

Recent Accounting Pronouncements

        See Note 3—New Accounting Standards to our unaudited interim consolidated financial statements included in Part 1 of this report for a discussion of recent accounting pronouncements.

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

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

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use are primarily natural gas fixed price swaps and options. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        At June 30, 2014 and December 31, 2013, we had open derivative contracts for 55.3 million MMBtus and 76.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2014 would result in a favorable change in the fair value of these derivative positions of $30.0 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $29.8 million.

        From time to time we may purchase ammonia, granular urea and UAN on the open market to augment or replace production at our facilities.

Interest Rate Fluctuations

        At June 30, 2014, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at June 30, 2014 was approximately $5.0 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2014, there were no borrowings under that agreement.

CF INDUSTRIES HOLDINGS, INC.

Foreign Currency Exchange Rates

        Since the fourth quarter of 2012, we have entered into Euro/U.S. Dollar derivative hedging transactions related to the Euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At June 30, 2014, the notional amount of our open foreign currency forward contracts was approximately $464.2 million and the fair value was a net unrealized gain of $11.8 million. A 10% change in USD/Euro forward exchange rates would change the fair value of these positions by $46.4 million.

        We are also directly exposed to changes in the value of the Canadian dollar, the British pound, and the Swiss franc. We do not maintain any exchange rate derivatives or hedges related to these currencies.

ITEM 4.    CONTROLS AND PROCEDURES.

        (a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2014 - April 30, 2014	677,228	(1)	$252.23	(3)	11,221,330	$586,000
May 1, 2014 - May 31, 2014	2,074,478	(1)(2)	244.77		13,288,249	80,100
June 1, 2014 - June 30, 2014	326,474	(1)	245.30	(3)	13,614,723	—

Total	3,078,180		246.46

(1)
In the third quarter of 2012, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $3.0 billion through December 31, 2016, subject to market conditions (the 2012 Stock Repurchase Program). This program is discussed in Note 14—Treasury Stock, in the notes to the unaudited consolidated financial statements included in Part 1.

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

CF Industries Holdings, Inc.
Date: August 7, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of CF Industries Holdings, Inc., effective as of May 14, 2014 (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on May 14, 2014, File No. 333-195936)
3.2
Second Amended and Restated Bylaws of CF Industries Holdings, Inc., effective as of May 14, 2014 (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on May 14, 2014, File No. 333-195936)
10.1
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014)
10.2
Award Amendment Agreement relating to the Equity Award Agreements between CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 19, 2014, File No. 001-32597)
10.3	Form of Non-Employee Director Restricted Stock Award Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Equity and (6) the Notes to Unaudited Consolidated Financial Statements