Form 10-Q
period 2014-09-30
CF Industries Holdings, Inc.
filed 2014-11-06
CIK 1324404

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        49,735,222 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 31, 2014.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net sales	$921.4	$1,097.0	$3,526.7	$4,148.4
Cost of sales	620.3	710.9	2,192.5	2,222.0

Gross margin	301.1	386.1	1,334.2	1,926.4

Selling, general and administrative expenses	38.2	32.2	119.4	121.0
Other operating—net	25.7	(20.3)	41.5	(9.2)

Total other operating costs and expenses	63.9	11.9	160.9	111.8
Gain on sale of phosphate business	—	—	747.1	—
Equity in earnings of operating affiliates	9.4	11.2	27.3	32.3

Operating earnings	246.6	385.4	1,947.7	1,846.9
Interest expense	46.4	41.0	137.1	112.4
Interest income	(0.2)	(1.0)	(0.7)	(4.1)
Other non-operating—net	(0.1)	(0.3)	0.5	54.1

Earnings before income taxes and equity in earnings of non-operating affiliates	200.5	345.7	1,810.8	1,684.5
Income tax provision	70.5	109.0	640.9	499.3
Equity in earnings of non-operating affiliates—net of taxes	10.6	7.2	15.8	6.2

Net earnings	140.6	243.9	1,185.7	1,191.4
Less: Net earnings attributable to noncontrolling interest	9.7	9.8	33.7	52.6

Net earnings attributable to common stockholders	$130.9	$234.1	$1,152.0	$1,138.8

Net earnings per share attributable to common stockholders:
Basic	$2.63	$4.09	$22.23	$19.12

Diluted	$2.62	$4.07	$22.16	$19.01

Weighted average common shares outstanding:
Basic	49.7	57.3	51.8	59.6

Diluted	49.9	57.5	52.0	59.9

Dividends declared per common share	$1.50	$0.40	$3.50	$1.20

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Net earnings	$140.6	$243.9	$1,185.7	$1,191.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(51.7)	39.5	(38.3)	(28.7)
Unrealized gain (loss) on hedging derivatives—net of taxes	(1.8)	3.9	(1.8)	(0.3)
Unrealized gain (loss) on securities—net of taxes	0.4	(0.3)	0.7	0.3
Defined benefit plans—net of taxes	3.1	(0.4)	9.6	5.0

	(50.0)	42.7	(29.8)	(23.7)

Comprehensive income	90.6	286.6	1,155.9	1,167.7
Less: Comprehensive income attributable to the noncontrolling interest	9.7	9.8	33.7	51.9

Comprehensive income attributable to common stockholders	$80.9	$276.8	$1,122.2	$1,115.8

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	December 31, 2013
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,651.2	$1,710.8
Restricted cash	145.6	154.0
Accounts receivable—net	156.9	230.9
Inventories—net	254.8	274.3
Deferred income taxes	39.8	60.0
Prepaid income taxes	43.5	33.4
Assets held for sale	—	74.3
Other	46.9	92.4

Total current assets	3,338.7	2,630.1
Property, plant and equipment—net	5,050.2	4,101.7
Investments in and advances to affiliates	925.2	926.0
Goodwill	2,094.0	2,095.8
Noncurrent assets held for sale	—	679.0
Other assets	251.7	245.5

Total assets	$11,659.8	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$555.7	$564.1
Income taxes payable	9.0	73.3
Customer advances	460.8	120.6
Liabilities held for sale	—	26.8
Other	23.3	43.5

Total current liabilities	1,048.8	828.3

Long-term debt	4,592.4	3,098.1
Deferred income taxes	814.3	833.2
Noncurrent liabilities held for sale	—	154.5
Other noncurrent liabilities	349.0	325.6
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2014—52,198,430 shares issued and 2013—56,733,712 shares issued	0.5	0.6
Paid-in capital	1,494.2	1,594.3
Retained earnings	3,679.1	3,725.6
Treasury stock—at cost, 2014—2,469,229 shares and 2013—885,518 shares	(604.3)	(201.8)
Accumulated other comprehensive loss	(72.4)	(42.6)

Total stockholders' equity	4,497.1	5,076.1
Noncontrolling interest	358.2	362.3

Total equity	4,855.3	5,438.4

Total liabilities and equity	$11,659.8	$10,678.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance at December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	1,138.8	—	1,138.8	52.6	1,191.4
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(28.0)	(28.0)	(0.7)	(28.7)
Unrealized net loss on hedging derivatives—net of taxes	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.3	0.3	—	0.3
Defined benefit plans—net of taxes	—	—	—	—	5.0	5.0	—	5.0

Comprehensive income						1,115.8	51.9	1,167.7

Acquisitions of noncontrolling interests in Canadian Fertilizers Limited (CFL)	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Acquisition of treasury stock under employee stock plans	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Purchases of treasury stock	—	(1,111.5)	—	—	—	(1,111.5)	—	(1,111.5)
Retirement of treasury stock	—	750.1	(106.3)	(643.8)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	5.2	4.7	(3.6)	—	6.3	—	6.3
Stock-based compensation expense	—	—	9.3	—	—	9.3	—	9.3
Excess tax benefit from stock-based compensation	—	—	11.4	—	—	11.4	—	11.4
Cash dividends ($1.20 per share)	—	—	—	(71.9)	—	(71.9)	—	(71.9)
Declaration of distribution payable	—	—	—	—	—	—	(59.1)	(59.1)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1

Balance at September 30, 2013	$0.6	$(361.7)	$1,659.0	$3,880.6	$(72.6)	$5,105.9	$356.1	$5,462.0

Balance at December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,152.0	—	1,152.0	33.7	1,185.7
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Unrealized net loss on hedging derivatives—net of taxes	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.7	0.7	—	0.7
Defined benefit plans—net of taxes	—	—	—	—	9.6	9.6	—	9.6

Comprehensive income						1,122.2	33.7	1,155.9

Acquistion of treasury stock under employee stock plans	—	(3.1)	—	—	—	(3.1)	—	(3.1)
Purchases of treasury stock	—	(1,550.8)	—	—	—	(1,550.8)	—	(1,550.8)
Retirement of treasury stock	(0.1)	1,150.6	(133.4)	(1,017.1)	—	—	—	—
Issuance of $0.01 par value common stock under employee stock plans	—	0.8	11.2	—	—	12.0	—	12.0
Stock-based compensation expense	—	—	13.4	—	—	13.4	—	13.4
Excess tax benefit from stock-based compensation	—	—	8.7	—	—	8.7	—	8.7
Cash dividends ($3.50 per share)	—	—	—	(181.4)	—	(181.4)	—	(181.4)
Declaration of distribution payable	—	—	—	—	—	—	(37.8)	(37.8)

Balance at September 30, 2014	$0.5	$(604.3)	$1,494.2	$3,679.1	$(72.4)	$4,497.1	$358.2	$4,855.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
	(in millions)
Operating Activities:
Net earnings	$1,185.7	$1,191.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	298.5	313.8
Deferred income taxes	15.6	35.8
Stock-based compensation expense	13.6	9.5
Excess tax benefit from stock-based compensation	(8.7)	(11.4)
Unrealized loss (gain) on derivatives	67.6	(4.0)
Gain on sale of phosphate business	(747.1)	—
Loss on disposal of property, plant and equipment	2.5	5.0
Undistributed earnings of affiliates—net	(39.2)	(12.9)
Changes in:
Accounts receivable—net	97.1	44.6
Inventories—net	13.6	(86.3)
Accrued and prepaid income taxes	(70.0)	(232.7)
Accounts payable and accrued expenses	(7.2)	69.4
Customer advances	340.2	52.5
Other—net	14.7	54.6

Net cash provided by operating activities	1,176.9	1,429.3

Investing Activities:
Additions to property, plant and equipment	(1,272.7)	(632.9)
Proceeds from sale of property, plant and equipment	10.2	11.1
Proceeds from sale of phosphate business	1,353.6	—
Sales and maturities of short-term and auction rate securities	5.0	6.6
Deposits to restricted cash funds	(505.0)	(111.4)
Withdrawals from restricted cash funds	513.4	—
Other—net	17.4	(4.3)

Net cash provided by (used in) investing activities	121.9	(730.9)

Financing Activities:
Proceeds from long-term borrowings	1,494.2	1,498.0
Financing fees	(16.0)	(14.5)
Dividends paid on common stock	(181.4)	(71.9)
Distributions to noncontrolling interests	(37.8)	(64.4)
Purchases of treasury stock	(1,591.2)	(1,111.5)
Acquisitions of noncontrolling interests in CFL	—	(918.7)
Issuances of common stock under employee stock plans	12.0	6.3
Excess tax benefit from stock-based compensation	8.7	11.4
Other—net	(43.0)	—

Net cash used in financing activities	(354.5)	(665.3)

Effect of exchange rate changes on cash and cash equivalents	(3.9)	(21.8)

Increase in cash and cash equivalents	940.4	11.3
Cash and cash equivalents at beginning of period	1,710.8	2,274.9

Cash and cash equivalents at end of period	$2,651.2	$2,286.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Background and Basis of Presentation

        We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea and urea ammonium nitrate solution (UAN). Our other nitrogen products include ammonium nitrate (AN), urea liquor, diesel exhaust fluid (DEF), and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States (U.S.) and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizers. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction"), which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash, subject to adjustments as provided in the agreement. The Transaction followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course.

        Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL sourced ammonia to Mosaic. The revenue from these sales and costs to purchase the ammonia are included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        During the third quarter of 2014, we changed our reporting segments from two segments, nitrogen and phosphate, into five segments: ammonia, granular urea, UAN, other and phosphate. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. See Note 19—Segment Reporting for additional information.

        The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2013, in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.

        The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

        The preparation of the unaudited interim consolidated financial statements requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses and certain financial statement disclosures. Actual results could differ from these estimates. Significant estimates and assumptions in the unaudited interim consolidated financial statements include net realizable value of inventories, the timing and ultimate settlement costs of asset retirement obligations, environmental remediation liabilities, environmental and litigation contingencies, the cost of sales incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the assumptions used to determine the relative fair values of the Company's new reportable segments and the assumptions used in the valuation of stock-based compensation awards granted to employees.

        All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, refer to our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

3.     New Accounting Standards

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

4.     Phosphate Business Disposition

        In March 2014, we completed the sale of our phosphate mining and manufacturing business to Mosaic (the "Transaction") pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic for approximately $1.4 billion in cash, subject to adjustments as provided in the Purchase Agreement. We recognized pre-tax and after-tax gains on the Transaction of $747.1 million and

$461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course.

        Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL sourced ammonia to Mosaic. The revenue from these sales and costs to purchase the ammonia are included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease.

        The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. See further discussion related to Florida environmental matters in Note 16—Contingencies. The assets and liabilities sold to Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation was recorded in 2014 for the related property, plant and equipment.

5.     Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.

Commodity Price Risk Management

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily natural gas fixed price swaps and natural gas options traded in the over-the-counter (OTC) markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. The contracts are entered into with respect to gas to be consumed in the future and settlements are scheduled to coincide with anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recorded in earnings.

        As of September 30, 2014 and December 31, 2013, we had open natural gas derivative contracts for 117.2 million MMBtus and 76.3 million MMBtus, respectively. For the nine months ended September 30, 2014, we used derivatives to cover approximately 85% of our natural gas consumption.

Foreign Currency Exchange Rates

        In the fourth quarter of 2012, our Board of Directors (BOD) authorized the expenditure of $3.8 billion to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the capacity expansion project costs are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the third quarter of 2015 using currency forward exchange contracts.

        As of September 30, 2014 and December 31, 2013, the notional amount of our open foreign currency derivatives was $328.4 million and $636.3 million, respectively. Of these amounts, none was designated as hedging instruments for accounting purposes.

        As of December 31, 2013, the Company de-designated the remaining cash flow hedging instruments related to our capacity expansion projects. The accumulated other comprehensive income (AOCI) related to these derivatives is expected to be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. During the three months ended September 30, 2014, we reclassified $2.8 million from AOCI to income as a result of the discontinuance of certain cash flow hedges. See Note 15—Accumulated Other Comprehensive Income (Loss), for further information. We do not expect additional reclassifications to occur within the next twelve months.

        The effect of derivatives in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is shown in the table below:

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Three months ended September 30,			Three months ended September 30,
Derivatives designated as cash flow hedges	2014	2013	Location	2014	2013
	(in millions)			(in millions)
Foreign exchange contracts	$—	$6.1	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Three months ended September 30,
	Location	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$1.3

	Gain (loss) recognized in income
		Three months ended September 30,
Derivatives not	Location	2014	2013
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$12.1	$(5.6)
Foreign exchange contracts	Other operating—net	(27.6)	19.9

		$(15.5)	$14.3

	Gain (loss) in income
	Three months ended September 30,
All Derivatives	2014	2013
	(in millions)
Unrealized (losses) gains
Derivatives not designated as hedges	$(15.5)	$14.3
Cash flow hedge ineffectiveness	—	1.3

Total unrealized (losses) gains	(15.5)	15.6
Realized losses	(20.1)	(7.4)

Net derivative (losses) gains	$(35.6)	$8.2

	Gain (loss) recognized in OCI		Gain (loss) reclassified from AOCI into income
	Nine months ended September 30,			Nine months ended September 30,
Derivatives designated as cash flow hedges	2014	2013	Location	2014	2013
	(in millions)			(in millions)
Foreign exchange contracts	$—	$(0.4)	Other operating—net	$—	$—

	Gain (loss) recognized in income
		Nine months ended September 30,
	Location	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$(0.8)

	Gain (loss) recognized in income
		Nine months ended September 30,
Derivatives not	Location	2014	2013
designated as hedges
		(in millions)
Natural gas derivatives	Cost of sales	$(39.1)	$(1.2)
Foreign exchange contracts	Other operating—net	(40.8)	12.0

		$(79.9)	$10.8

	Gain (loss) in income
	Nine months ended September 30,
All Derivatives	2014	2013
	(in millions)
Unrealized (losses) gains
Derivatives not designated as hedges	$(79.9)	$10.8
Cash flow hedge ineffectiveness	—	(0.8)

Total unrealized (losses) gains	(79.9)	10.0
Realized gains	77.4	1.9

Net derivative (losses) gains	$(2.5)	$11.9

(1)
For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

        The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2014 and December 31, 2013, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 18—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in millions)			(in millions)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$27.3	Other current liabilities	$(18.5)	$—
Foreign exchange contracts	Other noncurrent assets	—	1.6	Other noncurrent liabilities	—	—
Natural gas derivatives	Other current assets	27.0	45.4	Other current liabilities	(4.8)	(0.2)
Natural gas derivatives	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—

		$27.0	$74.3		$(23.3)	$(0.2)

Total derivatives		$27.0	$74.3		$(23.3)	$(0.2)

Current / Noncurrent totals
	Other current assets	$27.0	$72.7	Other current liabilities	$(23.3)	$(0.2)
	Other noncurrent assets	—	1.6	Other noncurrent liabilities	—	—

Total derivatives		$27.0	$74.3		$(23.3)	$(0.2)

        The counterparties to our derivative contracts are multinational commercial banks, major financial institutions and large energy companies. Our derivatives are executed with several counterparties, generally under International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for OTC derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement. These rights are described further below:

  •
  Settlement netting generally allows us and our counterparties to net, into a single net payable or receivable, ordinary settlement obligations arising between us under the ISDA agreement on the same day, in the same currency, for the same types of derivative instruments, and through the same pairing of offices.

  •
  Close-out netting rights are provided in the event of a default or other termination event (as defined in the ISDA agreement), including bankruptcy. Depending on the cause of early termination, the non-defaulting party may elect to terminate all or some transactions outstanding under the ISDA agreement. The values of all terminated transactions and certain other payments under the ISDA agreement are netted, resulting in a single net close-out amount payable to or by the non-defaulting party.

  •
  Setoff rights are provided by certain of our ISDA agreements and generally allow a non-defaulting party to elect to set off, against the final net close-out payment, other matured and contingent amounts payable between us and our counterparties under the ISDA agreement or otherwise. Typically, these setoff rights arise upon the early termination of all transactions outstanding under an ISDA agreement following a default or specified termination event.

        Most of our ISDA agreements contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the Company's credit ratings. Downgrades in our credit ratings would cause the applicable threshold levels to decrease and improvements in those ratings could cause the threshold levels to increase. If our net liability positions with the counterparties exceed the threshold amounts, the counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses. As of September 30, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $20.4 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

        The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

		Gross amounts not offset in consolidated balance sheets
	Amounts presented in consolidated balance sheets(1)
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2014
Total derivative assets	$27.0	$11.9	$—	$15.1
Total derivative liabilities	23.3	11.9	—	11.4

Net assets	$3.7	$—	$—	$3.7

December 31, 2013
Total derivative assets	$74.3	$0.2	$—	$74.1
Total derivative liabilities	—	—	—	—

Net assets	$74.3	$0.2	$—	$74.1

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

        Our exposure to credit loss from nonperformance by counterparties to our derivative contracts was approximately $3.7 million and $74.1 million as of September 30, 2014 and December 31, 2013, respectively. We do not believe the contractually allowed netting, close-out netting or setoff of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our financial position.

6.     Net Earnings Per Share

        Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$130.9	$234.1	$1,152.0	$1,138.8

Basic earnings per common share:
Weighted average common shares outstanding	49.7	57.3	51.8	59.6

Net earnings attributable to common stockholders	$2.63	$4.09	$22.23	$19.12

Diluted earnings per common share:
Weighted average common shares outstanding	49.7	57.3	51.8	59.6
Dilutive common shares	0.2	0.2	0.2	0.3

Diluted weighted average shares outstanding	49.9	57.5	52.0	59.9

Net earnings attributable to common stockholders	$2.62	$4.07	$22.16	$19.01

        In the computation of diluted net earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, anti-dilutive stock options were insignificant.

7.     Interest Expense

        Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest on borrowings	$63.5	$43.8	$174.9	$106.8
Fees on financing agreements	2.3	3.9	8.2	11.4
Interest on tax liabilities	0.6	0.5	2.5	12.2
Interest capitalized and other	(20.0)	(7.2)	(48.5)	(18.0)

	$46.4	$41.0	$137.1	$112.4

        In March 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044.

8.     Income Taxes

        Our income tax provision for the three months ended September 30, 2014 was $70.5 million on pre-tax income of $200.5 million, or an effective tax rate of 35.2%, compared to an income tax provision of $109.0 million on pre-tax income of $345.7 million, or an effective tax rate of 31.5% for the three months ended September 30, 2013. Our effective tax rate was higher in the three months ended September 30, 2014 due to reduced tax benefits from depletion related to our phosphate mining and manufacturing business that was sold to Mosaic in March 2014.

        Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre- tax earnings exclusive of the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest in Terra Nitrogen Company L.P. (TNCLP), which does not record an income tax provision.

        Unrecognized tax benefits increased by $37.0 million to $140.7 million during the three months ended September 30, 2014 as a result of tax return positions taken for prior years and for tax return positions to be taken for the current tax year. Our effective tax rate would be affected by $114.1 million if these unrecognized tax benefits were to be recognized in the future.

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

        In March 2013, we entered into a Closing Agreement with the Internal Revenue Service (IRS) to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the Closing Agreement, we have agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. Under the terms of the amended NOL Agreement, 73.1% of the federal and state tax savings will be payable to our pre-IPO owners. As a result of the Closing Agreement, we initially recorded a liability of $55.2 million to recognize the tax savings from the IRS settlement that will be payable to our pre-IPO owners under the terms of the NOL Agreement. The remaining liability in our consolidated balance sheet at September 30, 2014 is $42.9 million, of which $10.2 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $32.7 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years.

        For additional information concerning income taxes, see Note 11—Income Taxes in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014.

9.     Inventories—Net

        Inventories—net consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Finished goods	$233.8	$251.0
Raw materials, spare parts and supplies	21.0	23.3

	$254.8	$274.3

10.   Property, Plant and Equipment—Net

        Property, plant and equipment—net consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Land	$48.6	$37.9
Machinery and equipment	5,154.9	5,046.8
Buildings and improvements	161.2	159.4
Construction in progress(1)	2,142.7	1,099.1

	7,507.4	6,343.2
Less: Accumulated depreciation and amortization	2,457.2	2,241.5

	$5,050.2	$4,101.7

(1)
At September 30, 2014 and December 31, 2013, we had $231.6 million and $228.9 million, respectively, of construction in progress that was accrued but unpaid.

        At September 30, 2014 and December 31, 2013, construction in progress includes expenditures of $1.6 billion and $0.7 billion, respectively, related to our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.

        Plant turnarounds—scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized into property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Nine months ended September 30,
	2014	2013
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$119.8	$82.1
Additions	53.6	74.8
Depreciation	(39.7)	(30.0)
Effect of exchange rate changes	(0.7)	(0.1)

Ending balance	$133.0	$126.8

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

11.   Equity Method Investments

        Equity method investments consist of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Operating equity method investments	$370.4	$379.7
Non-operating equity method investments	554.8	546.3

Investments in and advances to affiliates	$925.2	$926.0

Operating Equity Method Investments

        Our equity method investments included in operating earnings consist of: (1) a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago; and (2) a 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the ammonia segment.

        The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Summarized statement of operations information:
Net sales	$67.6	$76.1	$205.1	$247.7

Net earnings	$19.7	$24.4	$54.2	$80.3

Equity in earnings of operating affiliates	$9.4	$11.2	$27.3	$32.3

	September 30, 2014	December 31, 2013
	(in millions)
Summarized balance sheet information:
Current assets	$99.5	$84.3
Noncurrent assets	134.9	147.3

Total assets	$234.4	$231.6

Current liabilities	$49.2	$36.5
Noncurrent liabilities	22.9	25.0
Equity	162.3	170.1

Total liabilities and equity	$234.4	$231.6

        The total carrying value of these investments at September 30, 2014 was $370.4 million, which was $289.2 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being depreciated over a remaining period of approximately 19 years and 9 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.

        We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled approximately $24.1 million and $90.1 million for the three and nine months ended September 30, 2014, respectively, and $35.3 million and $115.5 million for the three and nine months ended September 30, 2013, respectively.

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

        The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Summarized statement of operations information:
Net sales	$559.6	$640.9	$1,567.2	$1,947.5

Net earnings	$27.6	$20.9	$60.0	$31.2

Equity in earnings of non-operating affiliates—net of taxes	$10.6	$7.2	$15.8	$6.2

	September 30, 2014	December 31, 2013
	(in millions)
Summarized balance sheet information:
Current assets	$584.0	$540.3
Noncurrent assets	305.4	319.3

Total assets	$889.4	$859.6

Current liabilities	$305.4	$310.6
Noncurrent liablities	152.9	168.9
Equity	431.1	380.1

Total liabilities and equity	$889.4	$859.6

        In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. At September 30, 2014 and December 31, 2013, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the nine-month periods ended September 30, 2014 and 2013, we recognized interest income on advances to Keytrade of approximately $0.1 million. The carrying value of our advances to Keytrade approximates fair value.

        Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments at September 30, 2014 was $542.4 million, which was $326.9 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of GrowHow and reflects primarily the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 11 years. Our equity in earnings of non-operating affiliates—net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.

        At September 30, 2014, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $40.4 million.

12.   Goodwill and Other Intangible Assets

        The following table shows the carrying amount of goodwill by business segment at September 30, 2014 and December 31, 2013:

	Ammonia	Granular Urea	UAN	Other	Total
	(in millions)
Balance at December 31, 2013	$579.5	$830.8	$577.8	$107.7	$2,095.8
Effect of exchange rate changes	(0.5)	(0.7)	(0.5)	(0.1)	(1.8)

Balance at September 30, 2014	$579.0	$830.1	$577.3	$107.6	$2,094.0

        Amounts presented in the above table for December 31, 2013 have been restated to reflect the goodwill allocated to the new reportable segments. See Note 19—Segment Disclosures for further information. As a result of the new reportable segments, we performed an interim goodwill impairment analysis. The fair value of each reporting unit exceeded its carrying value; thus, no impairment was recorded.

        The identifiable intangibles and carrying values are shown below. Our intangible assets are presented in noncurrent other assets on our consolidated balance sheets.

	At September 30, 2014			At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in millions)
Intangible assets:
Customer relationships	$50.0	$(12.5)	$37.5	$50.0	$(10.4)	$39.6
TerraCair brand	10.0	(4.7)	5.3	10.0	(3.8)	6.2

Total intangible assets	$60.0	$(17.2)	$42.8	$60.0	$(14.2)	$45.8

        Amortization expense of our identifiable intangibles was $1.0 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $3.0 million and $2.9 million, respectively.

        Total estimated amortization expense for the remainder of 2014 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2014	$1.0
2015	4.0
2016	4.0
2017	4.0
2018	4.0
2019	2.8

$19.8

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

        All obligations under the Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Credit Agreement. Certain of CF Industries' domestic subsidiaries would be required to become guarantors under the Credit Agreement if such subsidiary were to guarantee other debt of the Company or CF Industries in excess of $350 million. Currently, no such subsidiary guarantees any debt.

        At September 30, 2014, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding at September 30, 2014 or December 31, 2013.

Senior Notes

        Long-term debt presented on our consolidated balance sheets at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.3
5.150% due 2034	746.2	—
4.950% due 2043	748.7	748.8
5.375% due 2044	748.1	—

	4,592.4	3,098.1
Less: Current portion	—	—

Long-term debt	$4,592.4	$3,098.1

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

        Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the senior notes), CF Industries would be required to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the senior notes due in 2023, 2034, 2043 and 2044 following the repayment of the senior notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the senior notes due in 2018 and 2020.

14.   Treasury Stock

        In the third quarter of 2012, our BOD authorized the repurchase of up to $3.0 billion of CF Holdings common stock through December 31, 2016 (the 2012 Stock Repurchase Program). Repurchases under this program were made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing, and amount of repurchases were determined by our management based on the evaluation of market conditions, stock price, and other factors. During 2013, we repurchased 7.3 million shares under the program for approximately $1.4 billion. In the first half of 2014, we repurchased 6.3 million shares for approximately $1.6 billion, which completed the 2012 Stock Repurchase Program. At September 30, 2014, we held in treasury approximately 2.5 million shares of repurchased stock.

        On August 6, 2014, our BOD authorized the repurchase of up to an additional $1.0 billion of CF Holdings common stock through December 31, 2016. Consistent with our previous programs, repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. As of September 30, 2014, we had not repurchased any shares of common stock under this program.

15.   Accumulated Other Comprehensive Income (Loss)

        Changes to AOCI are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain (loss)	—	1.3	(0.4)	—	0.9
Reclassification to net earnings	—	(0.4)	—	8.6	8.2
Effect of exchange rate changes, deferred taxes and other	(28.0)	(0.6)	0.1	(3.6)	(32.1)

Balance at September 30, 2013	$33.4	$(0.1)	$4.3	$(110.2)	$(72.6)

Balance at December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain	—	1.0	—	—	1.0
Gain arising during period	—	—	—	6.2	6.2
Reclassification to net earnings	—	—	(2.8)	1.3	(1.5)
Effect of exchange rate changes, deferred taxes and other	(38.3)	(0.3)	1.0	2.1	(35.5)

Balance at September 30, 2014	$(6.4)	$1.3	$4.7	$(72.0)	$(72.4)

        Reclassifications out of AOCI during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrealized Gain (Loss) on Securities
Available-for-sale securities(1)	$—	$(0.1)	$—	$(0.4)

Total before tax	—	(0.1)	—	(0.4)
Tax effect	—	—	—	0.1

Net of tax	$—	$(0.1)	$—	$(0.3)

Unrealized Gain (Loss) on Derivatives
Reclassification of de-designated hedges(2)	$(2.8)	$—	$(2.8)	$—

Total before tax	(2.8)	—	(2.8)	—
Tax effect	1.0	—	1.0	—

Net of tax	$(1.8)	$—	$(1.8)	$—

Defined Benefit Plans
Amortization of prior service (benefit) cost(3)	$(0.2)	$0.1	$(0.5)	$0.2
Amortization of net loss(3)	0.6	2.8	1.8	8.4

Total before tax	0.4	2.9	1.3	8.6
Tax effect	(0.1)	(1.0)	(0.4)	(3.0)

Net of tax	$0.3	$1.9	$0.9	$5.6

Total reclassifications for the period	$(1.5)	$1.8	$(0.9)	$5.3

(1)
Represents the balance that was reclassified into interest income.

(2)
Represents the portion of de-designated cash flow hedges that were reclassified into income as a result of the discontinuance of certain cash flow hedges.

(3)
These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.

16.   Contingencies

Litigation

West Fertilizer Co.

        In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 in the District Court of McLennan County, Texas, by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on our assessment of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.

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

Environmental

Louisiana Environmental Matters

Clean Air Act—Section 185 Fee

        Our Donaldsonville nitrogen complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the 1-hour ozone standard) pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville complex) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. The fee was to be assessed for each calendar year (beginning in 2006) until the area achieved compliance with the ozone NAAQS.

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

Florida Environmental Matters

        On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of the Purchase Agreement, Mosaic has assumed the following environmental matters and the Company has agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.

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

        In each of the applicable quarters of 2014 and 2013, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2014 and 2013, were $102.7 million and $158.3 million, respectively.

        At September 30, 2014, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

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

        On April 30, 2013, the Company acquired the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra Inc., the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid-in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly-owned subsidiary.

        A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to noncontrolling interests on our consolidated balance sheets is provided below.

	Nine months ended September 30,
	2014	2013
	TNCLP	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$362.3	$17.4	$362.6	$380.0
Earnings attributable to noncontrolling interest	33.7	2.3	50.3	52.6
Declaration of distributions payable	(37.8)	(2.3)	(56.8)	(59.1)
Acquistions of noncontrolling interests in CFL	—	(16.8)	—	(16.8)
Effect of exchange rate changes	—	(0.6)	—	(0.6)

Ending balance	$358.2	$—	$356.1	$356.1

Distributions payable to noncontrolling interest:
Beginning balance	$—	$5.3	$—	$5.3
Declaration of distributions payable	37.8	2.3	56.8	59.1
Distributions to noncontrolling interest	(37.8)	(7.5)	(56.8)	(64.3)
Effect of exchange rate changes	—	(0.1)	—	(0.1)

Ending balance	$—	$—	$—	$—

18.   Fair Value Measurements

        Our cash and cash equivalents and other investments consist of the following:

	September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$98.6	$—	$—	$98.6
U.S. and Canadian government obligations	2,527.6	—	—	2,527.6
Other debt securities	25.0	—	—	25.0

Total cash and cash equivalents	$2,651.2	$—	$—	$2,651.2
Restricted cash	145.6	—	—	145.6

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$148.9	$—	$—	$148.9
U.S. and Canadian government obligations	1,491.1	—	—	1,491.1
Other debt securities	70.8	—	—	70.8

Total cash and cash equivalents	$1,710.8	$—	$—	$1,710.8
Restricted cash	154.0	—	—	154.0
Asset retirement obligation funds	203.7	—	—	203.7

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following tables present assets and liabilities included in our consolidated balance sheets at September 30, 2014 and December 31, 2013 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$2,651.2	$2,651.2	$—	$—
Restricted cash	145.6	145.6	—	—
Unrealized gains on derivative instruments	27.0	—	27.0	—

Total assets at fair value	$2,823.8	$2,796.8	$27.0	$—

Unrealized losses on derivative instruments	$23.3	$—	$23.3	$—

Total liabilities at fair value	$23.3	$—	$23.3	$—

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents	$1,710.8	$1,710.8	$—	$—
Restricted cash	154.0	154.0	—	—
Unrealized gains on derivative instruments	74.3	—	74.3	—
Asset retirement obligation funds	203.7	203.7	—	—

Total assets at fair value	$2,142.8	$2,068.5	$74.3	$—

Unrealized losses on derivative instruments	$0.2	$—	$0.2	$—

Total liabilities at fair value	$0.2	$—	$0.2	$—

        Following is a summary of the valuation methodologies for assets and liabilities recorded on our consolidated balance sheets at fair value on a recurring basis:

Cash and Cash Equivalents

        At September 30, 2014 and December 31, 2013, our cash and cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash

        We maintain a cash account for which the use of the funds is restricted. The restricted cash account at September 30, 2014 and December 31, 2013 was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of the engineering and procurement services contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.

        As of June 30, 2014, our restricted cash included $454.8 million of cash proceeds received from the phosphate mining and manufacturing business sale in March 2014 and deposited into a restricted cash account that would be utilized to purchase assets in the capacity expansion projects, which qualify for like-kind exchange treatment under federal income tax law. During the third quarter of 2014, we completed the like-kind exchange transaction and the restricted funds were fully utilized.

Derivative Instruments

        The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas options and foreign currency forward contracts traded in the OTC markets with either large energy companies or large financial institutions. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry recognized, unrelated third party. See Note 5—Derivative Financial Instruments, for additional information.

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

Financial Instruments

        The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,592.4	$4,971.3	$3,098.1	$3,276.7

        The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

19.   Segment Disclosures

        During the first quarter of 2014, we sold our phosphate mining and manufacturing business. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocations. As a result, our reporting segments consist of: ammonia, granular urea, UAN, other and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers based on their usage. Historical financial results have been restated to reflect the new segment structure on a comparable basis.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease. Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL sourced ammonia to Mosaic. The revenue from these sales and costs to purchase the ammonia are included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.

        Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 12—Goodwill and Other Intangible Assets.

        The following is a description of our five reporting segments:

  •
  Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer as it contains 82 percent nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the "basic" nitrogen product that we upgrade into other nitrogen products such as urea and UAN. We produce ammonia at all seven of our nitrogen manufacturing complexes in North America.

  •
  Our granular urea segment produces granular urea, which contains 46 percent nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Our granular urea production is at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.

  •
  Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28 percent to 32 percent, is produced by combining urea and ammonium nitrate. UAN is produced at our nitrogen complexes in Courtright, Ontario; Donaldsonville, Louisiana; Port Neal, Iowa; Verdigris, Oklahoma; Woodward, Oklahoma; and Yazoo City, Mississippi.

  •
  Our other segment primarily includes ammonium nitrate (AN), diesel exhaust fluid (DEF) and urea liquor. AN is a granular, nitrogen based product with a nitrogen content of 34 percent. AN is used by industrial customers for commercial explosives and blasting systems, and can also be used as nitrogen fertilizer. AN is produced at our Yazoo City, Mississippi complex. DEF is an aqueous urea solution made with 32.5 percent high-purity urea and 67.5 percent deionized water. DEF is used as a consumable in selective catalytic reduction in order to lower nitrogen oxide (NOx) concentration in the diesel exhaust emissions from diesel engines. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi, complexes. Urea liquor is a liquid product that we sell in concentrations of 40 percent, 50 percent and 70 percent urea as a chemical intermediate. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi complexes.

  •
  Our phosphate segment principal products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). Starting with the third quarter of 2014, the phosphate segment ceased to have reported results as we completed the sale of our phosphate mining and manufacturing business in the first quarter of 2014 and the remaining phosphate inventory was completely sold during the second quarter of 2014.

        Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2014 and 2013 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2014
Net sales	$232.1	$199.6	$392.9	$96.8	$—	$921.4
Cost of sales	168.6	120.7	257.2	73.8	—	620.3

Gross margin	$63.5	$78.9	$135.7	$23.0	$—	$301.1

Total other operating costs and expenses						63.9
Equity in earnings of operating affiliates						9.4

Operating earnings						$246.6

Three months ended September 30, 2013
Net sales	$211.3	$185.3	$393.6	$86.1	$220.7	$1,097.0
Cost of sales	130.3	100.6	216.3	70.7	193.0	710.9

Gross margin	$81.0	$84.7	$177.3	$15.4	$27.7	$386.1

Total other operating costs and expenses						11.9
Equity in earnings of operating affiliates						11.2

Operating earnings						$385.4

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2014
Net sales	$1,109.3	$683.4	$1,249.3	$316.3	$168.4	$3,526.7
Cost of sales	693.1	378.1	730.2	232.8	158.3	2,192.5

Gross margin	$416.2	$305.3	$519.1	$83.5	$10.1	$1,334.2

Total other operating costs and expenses						160.9
Gain on sale of phosphate business						747.1
Equity in earnings of operating affiliates						27.3

Operating earnings						$1,947.7

Nine months ended September 30, 2013
Net sales	$998.5	$720.0	$1,487.6	$293.0	$649.3	$4,148.4
Cost of sales	446.4	324.4	672.0	203.1	576.1	2,222.0

Gross margin	$552.1	$395.6	$815.6	$89.9	$73.2	$1,926.4

Total other operating costs and expenses						111.8
Equity in earnings of operating affiliates						32.3

Operating earnings						$1,846.9

(1)
The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

20.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the senior notes (the Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 13—Financing Agreements, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Notes, provided that such requirement will no longer apply with respect to the Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Notes due in 2018 and 2020. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.

        Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries at September 30, 2014 and December 31, 2013. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.

        In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary's cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries.

Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$106.5	$987.7	$(172.8)	$921.4
Cost of sales	—	106.5	686.6	(172.8)	620.3

Gross margin	—	—	301.1	—	301.1

Selling, general and administrative expenses	0.6	8.4	29.2	—	38.2
Other operating—net	(0.1)	(3.2)	29.0	—	25.7

Total other operating costs and expenses	0.5	5.2	58.2	—	63.9
Equity in earnings of operating affiliates	—	—	9.4	—	9.4

Operating earnings (losses)	(0.5)	(5.2)	252.3	—	246.6
Interest expense	—	65.8	(19.4)	—	46.4
Interest income	—	(0.1)	(0.1)	—	(0.2)
Net (earnings) of wholly-owned subsidiaries	(131.2)	(178.1)	—	309.3	—
Other non-operating—net	—	—	(0.1)	—	(0.1)

Earnings before income taxes and equity in earnings of non-operating affiliates	130.7	107.2	271.9	(309.3)	200.5
Income tax (benefit) provision	(0.2)	(24.0)	94.7	—	70.5
Equity in earnings of non-operating affiliates—net of taxes	—	—	10.6	—	10.6

Net earnings	130.9	131.2	187.8	(309.3)	140.6
Less: Net earnings attributable to noncontrolling interest	—	—	9.7	—	9.7

Net earnings attributable to common stockholders	$130.9	$131.2	$178.1	$(309.3)	$130.9

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$130.9	$131.2	$187.8	$(309.3)	$140.6
Other comprehensive losses	(50.0)	(50.0)	(50.2)	100.2	(50.0)

Comprehensive income	80.9	81.2	137.6	(209.1)	90.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	9.7	—	9.7

Comprehensive income attributable to common stockholders	$80.9	$81.2	$127.9	$(209.1)	$80.9

 Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$574.2	$3,764.5	$(812.0)	$3,526.7
Cost of sales	—	390.5	2,614.0	(812.0)	2,192.5

Gross margin	—	183.7	1,150.5	—	1,334.2

Selling, general and administrative expenses	2.2	10.1	107.1	—	119.4
Other operating—net	(0.1)	(3.5)	45.1	—	41.5

Total other operating costs and expenses	2.1	6.6	152.2	—	160.9
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	27.3	—	27.3

Operating earnings (losses)	(2.1)	938.6	1,011.2	—	1,947.7
Interest expense	—	181.1	(43.8)	(0.2)	137.1
Interest income	—	(0.3)	(0.6)	0.2	(0.7)
Net (earnings) of wholly-owned subsidiaries	(1,153.3)	(686.0)	—	1,839.3	—
Other non-operating—net	(0.1)	—	0.6	—	0.5

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,151.3	1,443.8	1,055.0	(1,839.3)	1,810.8
Income tax (benefit) provision	(0.7)	290.4	351.2	—	640.9
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.1)	15.9	—	15.8

Net earnings	1,152.0	1,153.3	719.7	(1,839.3)	1,185.7
Less: Net earnings attributable to noncontrolling interest	—	—	33.7	—	33.7

Net earnings attributable to common stockholders	$1,152.0	$1,153.3	$686.0	$(1,839.3)	$1,152.0

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,152.0	$1,153.3	$719.7	$(1,839.3)	$1,185.7
Other comprehensive income losses	(29.8)	(29.8)	(30.0)	59.8	(29.8)

Comprehensive income	1,122.2	1,123.5	689.7	(1,779.5)	1,155.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	33.7	—	33.7

Comprehensive income attributable to common stockholders	$1,122.2	$1,123.5	$656.0	$(1,779.5)	$1,122.2

 Condensed, Consolidating Statement of Operations

	Three months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$281.1	$1,207.3	$(391.4)	$1,097.0
Cost of sales	—	268.8	833.4	(391.3)	710.9

Gross margin	—	12.3	373.9	(0.1)	386.1

Selling, general and administrative expenses	0.5	2.0	29.8	(0.1)	32.2
Other operating—net	—	(1.8)	(18.5)	—	(20.3)

Total other operating costs and expenses	0.5	0.2	11.3	(0.1)	11.9
Equity in earnings of operating affiliates	—	—	11.2	—	11.2

Operating earnings (losses)	(0.5)	12.1	373.8	—	385.4
Interest expense	—	44.7	(3.6)	(0.1)	41.0
Interest income	—	(0.1)	(1.0)	0.1	(1.0)
Net (earnings) of wholly-owned subsidiaries	(234.5)	(254.6)	—	489.1	—
Other non-operating—net	—	(0.2)	(0.1)	—	(0.3)

Earnings before income taxes and equity in earnings of non-operating affiliates	234.0	222.3	378.5	(489.1)	345.7
Income tax (benefit) provision	(0.1)	(12.2)	121.3	—	109.0
Equity in earnings of non-operating affiliates—net of taxes	—	—	7.2	—	7.2

Net earnings	234.1	234.5	264.4	(489.1)	243.9
Less: Net earnings attributable to noncontrolling interest	—	—	9.8	—	9.8

Net earnings attributable to common stockholders	$234.1	$234.5	$254.6	$(489.1)	$234.1

Condensed, Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$234.1	$234.5	$264.4	$(489.1)	$243.9
Other comprehensive income	42.7	42.7	42.7	(85.4)	42.7

Comprehensive income	276.8	277.2	307.1	(574.5)	286.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	9.8	—	9.8

Comprehensive income attributable to common stockholders	$276.8	$277.2	$297.3	$(574.5)	$276.8

 Condensed, Consolidating Statement of Operations

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$885.8	$4,374.3	$(1,111.7)	$4,148.4
Cost of sales	—	691.3	2,638.3	(1,107.6)	2,222.0

Gross margin	—	194.5	1,736.0	(4.1)	1,926.4

Selling, general and administrative expenses	2.2	6.8	112.1	(0.1)	121.0
Other operating—net	—	7.5	(16.7)	—	(9.2)

Total other operating costs and expenses	2.2	14.3	95.4	(0.1)	111.8
Equity in earnings of operating affiliates	—	—	32.3	—	32.3

Operating earnings (losses)	(2.2)	180.2	1,672.9	(4.0)	1,846.9
Interest expense	—	110.2	3.2	(1.0)	112.4
Interest income	—	(0.7)	(4.4)	1.0	(4.1)
Net (earnings) of wholly-owned subsidiaries	(1,140.3)	(1,094.2)	—	2,234.5	—
Other non-operating—net	—	(0.2)	54.3	—	54.1

Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,138.1	1,165.1	1,619.8	(2,238.5)	1,684.5
Income tax (benefit) provision	(0.7)	24.7	475.3	—	499.3
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.1)	6.3	—	6.2

Net earnings	1,138.8	1,140.3	1,150.8	(2,238.5)	1,191.4
Less: Net earnings attributable to noncontrolling interest	—	—	56.6	(4.0)	52.6

Net earnings attributable to common stockholders	$1,138.8	$1,140.3	$1,094.2	$(2,234.5)	$1,138.8

Condensed, Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,138.8	$1,140.3	$1,150.8	$(2,238.5)	$1,191.4
Other comprehensive losses	(23.0)	(23.0)	(69.7)	92.0	(23.7)

Comprehensive income	1,115.8	1,117.3	1,081.1	(2,146.5)	1,167.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	56.6	(4.7)	51.9

Comprehensive income attributable to common stockholders	$1,115.8	$1,117.3	$1,024.5	$(2,141.8)	$1,115.8

Condensed, Consolidating Balance Sheet

	September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$242.4	$2,408.7	$—	$2,651.2
Restricted cash	—	—	145.6	—	145.6
Accounts and notes receivable-net	7.5	2,261.3	254.0	(2,365.9)	156.9
Inventories—net	—	—	254.8	—	254.8
Deferred income taxes	—	—	39.8	—	39.8
Prepaid income taxes	1.6	—	352.5	(310.6)	43.5
Other	—	—	46.9	—	46.9

Total current assets	9.2	2,503.7	3,502.3	(2,676.5)	3,338.7
Property, plant and equipment—net	—	—	5,050.2	—	5,050.2
Deferred income taxes	—	149.6	—	(149.6)	—
Investments in and advances to affiliates	6,135.5	9,087.5	925.2	(15,223.0)	925.2
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,094.0	—	2,094.0
Other assets	—	66.9	184.8	—	251.7

Total assets	$6,715.4	$11,807.7	$11,758.2	$(18,621.5)	$11,659.8

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,218.3	$187.7	$515.6	$(2,365.9)	$555.7
Income taxes payable	—	319.6	—	(310.6)	9.0
Customer advances	—	—	460.8	—	460.8
Other	—	—	23.3	—	23.3

Total current liabilities	2,218.3	507.3	999.7	(2,676.5)	1,048.8

Long-term debt	—	4,592.4	—	—	4,592.4
Deferred income taxes	—	—	963.9	(149.6)	814.3
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	—	349.0	—	349.0
Equity:
Stockholders' equity:
Preferred stock	—	—	16.3	(16.3)	—
Common stock	0.5	—	1.1	(1.1)	0.5
Paid-in capital	1,494.2	(12.6)	8,283.5	(8,270.9)	1,494.2
Retained earnings	3,679.1	6,220.6	859.5	(7,080.1)	3,679.1
Treasury stock	(604.3)	—	—	—	(604.3)
Accumulated other comprehensive income (loss)	(72.4)	(72.4)	(73.0)	145.4	(72.4)

Total stockholders' equity	4,497.1	6,135.6	9,087.4	(15,223.0)	4,497.1
Noncontrolling interest	—	—	358.2	—	358.2

Total equity	4,497.1	6,135.6	9,445.6	(15,223.0)	4,855.3

Total liabilities and equity	$6,715.4	$11,807.7	$11,758.2	$(18,621.5)	$11,659.8

 Condensed, Consolidating Balance Sheet

	December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$20.4	$1,690.3	$—	$1,710.8
Restricted cash	—	—	154.0	—	154.0
Accounts and notes receivable—net	—	287.1	1,172.2	(1,228.4)	230.9
Inventories—net	—	3.3	271.0	—	274.3
Deferred income taxes	—	—	60.0	—	60.0
Prepaid income taxes	0.9	—	33.4	(0.9)	33.4
Assets held for sale	—	68.1	6.2	—	74.3
Other	—	—	92.4	—	92.4

Total current assets	1.0	378.9	3,479.5	(1,229.3)	2,630.1
Property, plant and equipment—net	—	—	4,101.7	—	4,101.7
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	5,193.4	8,161.1	925.8	(13,354.3)	926.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.8	—	2,095.8
Noncurrent assets held for sale	—	679.0	—	—	679.0
Other assets	—	60.7	184.8	—	245.5

Total assets	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$40.6	$354.2	$715.9	$(546.6)	$564.1
Income taxes payable	—	29.1	45.1	(0.9)	73.3
Customer advances	—	—	120.6	—	120.6
Liabilities held for sale	—	26.8	—	—	26.8
Other	648.4	0.9	84.9	(690.7)	43.5

Total current liabilities	689.0	411.0	966.5	(1,238.2)	828.3

Long-term debt	—	3,098.1	—	—	3,098.1
Deferred income taxes	—	—	982.9	(149.7)	833.2
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	154.5	—	—	154.5
Other noncurrent liabilities	—	—	325.6	—	325.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,594.3	(12.6)	7,823.0	(7,810.4)	1,594.3
Retained earnings	3,725.6	5,248.6	354.5	(5,603.1)	3,725.6
Treasury stock	(201.8)	—	—	—	(201.8)
Accumulated other comprehensive income (loss)	(42.6)	(42.6)	(43.0)	85.6	(42.6)

Total stockholders' equity	5,076.1	5,193.4	8,152.0	(13,345.4)	5,076.1
Noncontrolling interest	—	—	362.3	—	362.3

Total equity	5,076.1	5,193.4	8,514.3	(13,345.4)	5,438.4

Total liabilities and equity	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,152.0	$1,153.3	$719.7	$(1,839.3)	$1,185.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	5.0	293.5	—	298.5
Deferred income taxes	—	—	15.6	—	15.6
Stock-based compensation expense	13.4	—	0.2	—	13.6
Excess tax benefit from stock-based compensation	(8.7)	—	—	—	(8.7)
Unrealized loss on derivatives	—	—	67.6	—	67.6
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss on disposal of property, plant and equipment	—	—	2.5	—	2.5
Undistributed earnings of affiliates—net	(1,153.3)	(686.0)	(39.2)	1,839.3	(39.2)
Due to/from affiliates—net	8.7	1.8	(10.5)	—	—
Changes in:
Accounts and notes receivable—net	(7.5)	(241.8)	743.9	(397.5)	97.1
Inventories—net	—	4.4	9.2	—	13.6
Accrued and prepaid income taxes	(0.7)	290.4	(359.7)	—	(70.0)
Accounts and notes payable and accrued expenses	(3.3)	270.2	(671.6)	397.5	(7.2)
Customer advances	—	—	340.2	—	340.2
Other—net	—	5.4	9.3	—	14.7

Net cash provided by operating activities	0.6	41.2	1,135.1	—	1,176.9

Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(1,254.4)	—	(1,272.7)
Proceeds from sale of property, plant and equipment	—	—	10.2	—	10.2
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Sales and maturities of short-term and auction rate securities	—	5.0	—	—	5.0
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	513.4	—	513.4
Other—net	—	—	17.4	—	17.4

Net cash provided by (used in) investing activities	—	879.8	(757.9)	—	121.9

Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,569.9	(2,176.1)	606.2	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Dividends paid on common stock	(181.3)	(181.3)	(181.3)	362.5	(181.4)
Distributions to/from noncontrolling interest	—	—	(37.8)	—	(37.8)
Purchases of treasury stock	(1,591.2)	—	—	—	(1,591.2)
Issuances of common stock under employee stock plans	12.0	—	—	—	12.0
Excess tax benefit from stock-based compensation	8.7	—	—	—	8.7
Dividends to/from affiliates	181.3	181.2	—	(362.5)	—
Other—net	—	(1.0)	(42.0)	—	(43.0)

Net cash provided by (used in) financing activities	(0.6)	(699.0)	345.1	—	(354.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3.9)	—	(3.9)

Increase in cash and cash equivalents	—	222.0	718.4	—	940.4
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8

Cash and cash equivalents at end of period	$0.1	$242.4	$2,408.7	$—	$2,651.2

 Condensed, Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,138.8	$1,140.3	$1,150.8	$(2,238.5)	$1,191.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	42.7	271.1	—	313.8
Deferred income taxes	—	(5.5)	41.3	—	35.8
Stock-based compensation expense	9.3	—	0.2	—	9.5
Excess tax benefit from stock-based compensation	(11.4)	—	—	—	(11.4)
Unrealized gain on derivatives	—	—	(4.0)	—	(4.0)
Loss on disposal of property, plant and equipment	—	—	5.0	—	5.0
Undistributed earnings of affiliates—net	(1,140.3)	(1,098.3)	(12.9)	2,238.6	(12.9)
Due to/from affiliates—net	11.3	—	(11.3)	—	—
Changes in:
Accounts and notes receivable—net	(27.3)	(77.2)	(92.5)	241.6	44.6
Inventories—net	—	(7.2)	(79.1)	—	(86.3)
Accrued and prepaid income taxes	(0.8)	24.1	(256.0)	—	(232.7)
Accounts and notes payable and accrued expenses	21.3	188.1	102.0	(242.0)	69.4
Customer advances	—	—	52.5	—	52.5
Other—net	—	5.2	49.1	0.3	54.6

Net cash provided by operating activities	0.9	212.2	1,216.2	—	1,429.3

Investing Activities:
Additions to property, plant and equipment	—	(48.1)	(584.8)	—	(632.9)
Proceeds from sale of property, plant and equipment	—	—	11.1	—	11.1
Sales and maturities of short-term and auction rate securities	—	6.6	—	—	6.6
Deposits to restricted cash funds	—	—	(111.4)	—	(111.4)
Other—net	—	—	(4.3)	—	(4.3)

Net cash used in investing activities	—	(41.5)	(689.4)	—	(730.9)

Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Short-term debt—net	363.0	(942.3)	579.3	—	—
Financing fees	—	(14.5)	—	—	(14.5)
Dividends paid on common stock	(71.9)	(801.9)	(71.9)	873.8	(71.9)
Dividends to/from affiliates	801.9	71.9	—	(873.8)	—
Distributions to/from noncontrolling interest	—	14.3	(78.7)	—	(64.4)
Purchases of treasury stock	(1,111.5)	—	—	—	(1,111.5)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Issuances of common stock under employee stock plans	6.3	—	—	—	6.3
Excess tax benefit from stock-based compensation	11.4	—	—	—	11.4

Net cash used in financing activities	(0.8)	(539.4)	(125.1)	—	(665.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21.8)	—	(21.8)

Increase (decrease) in cash and cash equivalents	0.1	(368.7)	379.9	—	11.3
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9

Cash and cash equivalents at end of period	$0.1	$72.1	$2,214.0	$—	$2,286.2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

  •
  Overview of CF Holdings

  •
  Our Company

  •
  Items Affecting Comparability of Results

  •
  Financial Executive Summary

  •
  Results of Consolidated Operations

  •
  Third Quarter of 2014 Compared to Third Quarter of 2013

  •
  Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

  •
  Operating Results by Business Segment

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Policies and Estimates

  •
  Recent Accounting Pronouncements

  •
  Forward-Looking Statements

Overview of CF Holdings

Our Company

        We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea and urea ammonium nitrate solution (UAN). Our other nitrogen products include ammonium nitrate (AN), urea liquor, diesel exhaust fluid (DEF), and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States (U.S.) and other major agricultural areas of the U.S. and Canada. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facilities.

        Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction") to The Mosaic Company (Mosaic) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among CF Industries

Holdings, Inc., CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustments as provided in the Purchase Agreement.

        Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        Our principal assets include:

  •
  six nitrogen fertilizer manufacturing facilities in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

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

        During the first quarter of 2014, the Company sold the phosphate mining and manufacturing business which was reported in the phosphate segment. Additionally, the Company appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. The Company's reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocations. As a result, our reporting segments consist of: ammonia, granular urea, UAN, other and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers based on their usage. Historical financial results have been restated to reflect the new segment structure on a comparable basis.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."

        The Company's management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

        A description of our five reporting segments is included in the discussion of the operating results by business segment later in this discussion and analysis.

Items Affecting Comparability of Results

Phosphate Business Disposition

        In March 2014, we sold our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and are being settled in the ordinary course.

        Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL sourced ammonia to Mosaic. The revenue from these sales and costs to purchase the ammonia are included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease.

        The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets and liabilities sold to Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation was recorded in 2014 for the related property, plant and equipment.

Financial Executive Summary

  •
  We reported net earnings attributable to common stockholders of $130.9 million in the third quarter of 2014 compared to net earnings of $234.1 million in the same quarter of 2013, a decrease of $103.2 million, or 44%.

  •
  During the third quarter of 2014, we experienced lower net earnings as compared to the prior year third quarter due primarily to a combination of lower gross margin from our operating segments including a decline due to the disposal of our phosphate business, losses on foreign currency derivative contracts related to our capacity expansion projects plus higher selling, general and administrative costs and interest expense.

  •
  Our gross margin declined by $85.0 million, or 22%, to $301.1 million in the third quarter of 2014 from $386.1 million in the same quarter of 2013. The sale of the phosphate business reduced gross margin by $27.7 million as the business was sold in the first quarter of 2014, but had reported results in the prior year comparable quarter. Higher physical natural gas costs, primarily from sales of inventory manufactured in earlier months when gas prices were higher, and realized losses on natural gas derivatives that settled during the third quarter of 2014, reduced gross margin by $36.0 million. Storage costs, other production and product procurement costs also increased in the third quarter of 2014. Average selling prices declined, primarily for UAN, which also reduced gross margin. Partially offsetting the decline, unrealized mark-to-market activity on natural gas derivatives increased gross margin between the periods by $17.7 million as the third quarter of 2014 included a $12.1 million gain and the same period of 2013 included a $5.6 million loss.

  •
  Other operating expenses increased by $46.0 million from income of $20.3 million in the third quarter of 2013 to expense of $25.7 million in the third quarter of 2014. This change is due primarily to losses on foreign currency derivative contracts from a strengthening U.S. dollar. The derivative contracts are used to hedge our euro exposure on equipment purchases relating to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. Additionally, expenses related to the capacity expansion projects that did not qualify for capitalization increased as compared to the prior year period.

  •
  Selling, general and administrative expenses increased by $6.0 million, or 19%, in the third quarter of 2014 as compared to the same period of 2013 due primarily to retirement benefits settlement charges and higher legal fees.

  •
  Net interest expense increased by $6.2 million to $46.2 million in the third quarter of 2014 from $40.0 million in the same period of 2013 due to the issuance of $1.5 billion of senior notes that was completed in the first quarter of 2014, partially offset by increased capitalized interest.

  •
  Diluted net earnings per share attributable to common stockholders decreased 36% to $2.62 in the third quarter of 2014 from $4.07 for the same quarter of 2013 due primarily to lower earnings partially offset by a lower weighted average number of outstanding common shares due to share repurchases under the share repurchase program authorized by our Board of Directors (BOD) in 2012 (2012 Stock Repurchase Program), which was completed in the second quarter of 2014.

  •
  Our third quarter 2014 results included $12.1 million of unrealized net mark-to-market gains ($7.7 million after tax) on natural gas derivatives, $6.8 million of expenses ($4.3 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $27.2 million of realized and unrealized net losses ($17.2 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $234.1 million for the third quarter of 2013 included a $5.6 million unrealized net mark-to-market loss ($3.5 million after tax) on natural gas derivatives, a $22.1 million realized and unrealized net gain ($13.9 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, and $2.6 million of expenses ($1.6 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

  •
  Our net sales decreased $175.6 million, or 16%, in the third quarter of 2014 compared to the third quarter of 2013 due primarily to the $220.7 million decline in net sales as a result of the sale of the phosphate business in the first quarter of 2014. Nitrogen Product Segments net sales increased $45.1 million, or 5%, due primarily to a 6% increase in volume partially offset by a 1% decrease in average selling prices.

  •
  Net cash provided by operating activities during the first nine months of 2014 was $1.2 billion as compared to $1.4 billion in the first nine months of 2013. The $252.4 million decrease in net cash provided by operating activities resulted from a combination of lower earnings from core operating activities partially offset by favorable working capital changes during the first nine months of 2014 as compared to the same period of 2013. The lower earnings from core operating activities were primarily a result of reduced gross margin. Improvements in working capital during 2014 were due primarily to a combination of higher customer advances, lower inventory levels, lower accounts receivable levels and lower amounts paid for income taxes during the first nine months of 2014 as compared to the same period of 2013.

  •
  Net cash provided by investing activities was $121.9 million in the first nine months of 2014 as compared to net cash used in investing activities in the first nine months of 2013 of $730.9 million. During the first nine months of 2014, we received proceeds of $1.4 billion from the sale of the phosphate business, which was partially offset by $1.3 billion of capital expenditures. During the first nine months of 2013, capital expenditures totaled $632.9 million. Additionally, during the first nine months of 2013, $111.4 million of cash was placed on deposit in a restricted cash account to support the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. The increase in capital expenditures is primarily related to the capacity expansion projects.

Results of Consolidated Operations

        The following table presents our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$921.4	$1,097.0	$(175.6)	(16)%	$3,526.7	$4,148.4	$(621.7)	(15)%
Cost of sales	620.3	710.9	(90.6)	(13)%	2,192.5	2,222.0	(29.5)	(1)%

Gross margin	301.1	386.1	(85.0)	(22)%	1,334.2	1,926.4	(592.2)	(31)%
Gross margin percentage	32.7%	35.2%	(2.5)%		37.8%	46.4%	(8.6)%
Selling, general and administrative expenses	38.2	32.2	6.0	19%	119.4	121.0	(1.6)	(1)%
Other operating—net	25.7	(20.3)	46.0	N/M	41.5	(9.2)	50.7	N/M

Total other operating costs and expenses	63.9	11.9	52.0	N/M	160.9	111.8	49.1	44%
Gain on sale of phosphate business	—	—	—	N/M	747.1	—	747.1	N/M
Equity in earnings of operating affiliates	9.4	11.2	(1.8)	(16)%	27.3	32.3	(5.0)	(15)%

Operating earnings	246.6	385.4	(138.8)	(36)%	1,947.7	1,846.9	100.8	5%
Interest expense—net	46.2	40.0	6.2	16%	136.4	108.3	28.1	26%
Other non-operating—net	(0.1)	(0.3)	0.2	(67)%	0.5	54.1	(53.6)	(99)%

Earnings before income taxes and equity in earnings of non-operating affiliates	200.5	345.7	(145.2)	(42)%	1,810.8	1,684.5	126.3	7%
Income tax provision	70.5	109.0	(38.5)	(35)%	640.9	499.3	141.6	28%
Equity in earnings of non-operating affiliates—net of taxes	10.6	7.2	3.4	47%	15.8	6.2	9.6	155%

Net earnings	140.6	243.9	(103.3)	(42)%	1,185.7	1,191.4	(5.7)	—%
Less: Net earnings attributable to noncontrolling interest	9.7	9.8	(0.1)	(1)%	33.7	52.6	(18.9)	(36)%

Net earnings attributable to common stockholders	$130.9	$234.1	$(103.2)	(44)%	$1,152.0	$1,138.8	$13.2	1%

Diluted net earnings per share attributable to common stockholders	$2.62	$4.07	$(1.45)		$22.16	$19.01	$3.15
Diluted weighted average common shares outstanding	49.9	57.5	(7.6)		52.0	59.9	(7.9)
Dividends declared per common share	$1.50	$0.40	$1.10		$3.50	$1.20	$2.30
Supplemental Data:
Purchased natural gas costs (per MMBtu)(1)	$4.05	$3.40	$0.65		$4.65	$3.62	$1.03
Realized derivatives (gain) loss (per MMBtu)(2)	0.34	0.14	0.20		(0.34)	0.01	(0.35)

Cost of natural gas (per MMBtu)	$4.39	$3.54	$0.85	24%	$4.31	$3.63	$0.68	19%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$3.94	$3.55	$0.39	11%	$4.52	$3.69	$0.83	22%
Capital expenditures	$587.7	$230.4	$357.3	155%	$1,272.7	$632.9	$639.8	101%
Production volume by product tons (000s):
Ammonia(3)	1,711	1,680	31	2%	5,258	5,165	93	2%
Granular urea	565	580	(15)	(3)%	1,757	1,818	(61)	(3)%
UAN (32%)	1,379	1,445	(66)	(5)%	4,313	4,680	(367)	(8)%

N/M—Not Meaningful

(1)
Includes the cost of natural gas purchased during the period for use in production.

(2)
Includes the impact of gains and losses on natural gas derivatives that were settled and realized during the period. Excludes the unrealized mark-to-market gains and losses on natural gas derivatives.

(3)
Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

Third Quarter of 2014 Compared to Third Quarter of 2013

Consolidated Operating Results

        During the third quarter of 2014, we adopted a new segment reporting structure that includes the following five segments: ammonia, granular urea, UAN, other, and phosphate. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."

        Our gross margin declined by $85.0 million, or 22%, to $301.1 million in the third quarter of 2014 from $386.1 million in the same quarter of 2013. The sale of the phosphate business reduced gross margin between the periods by $27.7 million as the business was sold in the first quarter of 2014, but had reported results in the prior year comparable quarter. Gross margin for the Nitrogen Product Segments declined by $57.3 million, or 16%. This decline in gross margin is due primarily to the following factors:

  •
  Higher natural gas costs primarily from sales of inventory manufactured in earlier months when gas prices were higher and realized losses on natural gas derivatives that settled during the third quarter of 2014 reduced gross margin by $36.0 million. This was partially offset by unrealized mark-to-market activity on natural gas derivatives that increased gross margin between the periods by $17.7 million as the third quarter of 2014 included a $12.1 million gain and the same period of 2013 included a $5.6 million loss.

  •
  Storage costs, other production and product procurement costs due to a higher proportion of products purchased for resale increased in the third quarter.

  •
  Average selling prices declined, primarily for UAN.

        Net earnings attributable to common stockholders of $130.9 million in the third quarter of 2014 included $12.1 million of pre-tax unrealized net mark-to-market gains ($7.7 million after tax) on natural gas derivatives, $6.8 million of expenses ($4.3 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $27.2 million of realized and unrealized net losses ($17.2 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $234.1 million for the third quarter of 2013 included a $5.6 million pre-tax unrealized net mark-to-market loss ($3.5 million after tax), a $22.1 million ($13.9 million after tax) realized and unrealized net gain on foreign currency derivatives, and $2.6 million of expenses ($1.6 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

Net Sales

        Net sales decreased $175.6 million, or 16%, to $921.4 million in the third quarter of 2014 compared to $1.1 billion in the third quarter of 2013 with a $45.1 million increase attributable to the Nitrogen Product Segments and a $220.7 million decrease in the phosphate segment due to the sale of the phosphate business in March 2014. Nitrogen Product Segments net sales increased due to a 6% increase in volume partially offset by a 1% decrease in average selling prices. The increase in Nitrogen Product Segments volume was due primarily to an earlier start to the UAN summer fill program and increased UAN exports compared to the third quarter of 2013. Additionally, ammonia sales to Mosaic under our contract to supply ammonia from our PLNL joint venture increased volume this quarter compared to 2013.

        Nitrogen Product Segments average selling prices declined slightly from prior year levels due primarily to lower UAN pricing on our UAN summer fill program. This was offset by higher granular urea prices due primarily to a tighter North American supply and demand balance as demand was strong, especially in the southern plains region for wheat application, while domestic supply was tight. North American urea traded at a premium to the international market for most of the quarter until high urea exports from China weighed on prices in North America.

Cost of Sales

        Cost of sales decreased $90.6 million, or 13%, from the third quarter of 2013 to the third quarter of 2014 due to the sale of the phosphate business. Cost of sales per ton in our Nitrogen Product Segments averaged $210 in the third quarter of 2014, a 13% increase over the $186 per ton in the same quarter of 2013. The increase was due to higher production costs which include higher natural gas costs from sales of inventory manufactured in earlier months when gas prices were higher and realized losses on natural gas derivatives that settled during the third quarter of 2014. Total gas costs for the quarter also included the favorable impact of mark-to-market adjustments related to natural gas derivatives. The third quarter of 2014 included $12.1 million of pre-tax unrealized net mark-to-market gains on natural gas derivatives compared to losses of $5.6 million in the third quarter of 2013.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $6.0 million to $38.2 million in the third quarter of 2014 from $32.2 million in the same quarter of 2013 due primarily to retirement benefits settlement charges and higher legal fees.

Other Operating—Net

        Other operating—net was $25.7 million of expense in the third quarter of 2014 compared to $20.3 million of income in the same quarter of 2013. The increased expense was due primarily to losses on foreign currency derivatives in the current quarter compared to gains in the third quarter of 2013. Additionally, expenses related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization increased as compared to the prior year period.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $9.4 million in the third quarter of 2014 compared to $11.2 million in the third quarter of 2013. The decrease was due primarily to lower earnings from PLNL as a result of lower production and sales volume in the current year quarter due to natural gas curtailments in Trinidad and maintenance activities.

Interest Expense—Net

        Net interest expense was $46.2 million in the third quarter of 2014 compared to $40.0 million in the third quarter of 2013. The $6.2 million increase was due to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014, partially offset by capitalized interest of $20.0 million in the third quarter of 2014 primarily related to our capacity expansion projects compared to $7.2 million of capitalized interest in the same period last year.

Income Taxes

        Our income tax provision for the third quarter of 2014 was $70.5 million on pre-tax income of $200.5 million, or an effective tax rate of 35.2%, compared to an income tax provision of $109.0 million on pre-tax income of $345.7 million, or an effective rate of 31.5% in the prior year third quarter. The increase in the effective tax rate is due primarily to reduced tax benefits from depletion related to our disposed phosphate business.

        We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see

Note 8—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $3.4 million increase in the third quarter of 2014 compared to the third quarter of 2013 was due primarily to increased earnings from GrowHow due to lower natural gas prices in the United Kingdom and improved trading performance at Keytrade compared to the prior year quarter.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest for the third quarter of 2014 approximated the 2013 level.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders decreased 36% to $2.62 in the third quarter of 2014 from $4.07 for the same quarter of 2013 due primarily to lower earnings partially offset by the impact of share repurchases under the 2012 Stock Repurchase Program, which was completed in the second quarter of 2014. During the third quarter of 2014, we did not repurchase any of our common stock under the share repurchase program authorized by our BOD in August 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Consolidated Operating Results

        Our total gross margin decreased $592.2 million, or 31%, to $1.3 billion in the nine months ended September 30, 2014 from $1.9 billion for the comparable period of 2013. The sale of the phosphate business reduced gross margin between the periods by $63.1 million as the business was sold in the first quarter of 2014 but had reported results in both the first six months of 2014 and the nine months ended September 30, 2013. Gross margin for the Nitrogen Product Segments declined by $529.1 million, or 29%. This decline in gross margin is due primarily to the following factors:

  •
  Average selling prices in the Nitrogen Product Segments declined by 8%, which reduced gross margin by $406.1 million.

  •
  Sales volume in the Nitrogen Product Segments increased by 4%, which increased gross margin by $103.2 million.

  •
  Higher natural gas costs reduced gross margin by $91.4 million.

  •
  Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $37.9 million as the first nine months of 2014 included a $39.1 million loss and the first nine months of 2013 included a $1.2 million loss.

  •
  Other production and storage costs increased during the period.

        Net earnings attributable to common stockholders of $1.2 billion for the first nine months of 2014 included a $747.1 million pre-tax gain ($461.0 million after tax) on the sale of the phosphate business, $39.1 million unrealized net mark-to-market loss ($24.8 million after tax) on natural gas derivatives, $21.9 million of expenses ($13.9 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa and a $27.4 million ($17.4 million after tax) realized and unrealized net loss on foreign currency derivatives. Net earnings attributable to common stockholders in the first nine months of 2013 of $1.1 billion included a $1.2 million unrealized net mark-to-market loss ($0.7 million after tax) on natural gas derivatives, $4.3 million of expenses ($2.7 million after tax) related to our capacity expansion projects, a $14.3 million ($9.0 million after tax) realized and unrealized net gain on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO net operating losses.

Net Sales

        Net sales decreased $621.7 million to $3.5 billion in the first nine months of 2014 compared to $4.1 billion in the first nine months of 2013 with a $140.8 million decrease in the Nitrogen Product Segments and a $480.9 million decrease in the phosphate segment due to the sale of the phosphate business in March 2014. Nitrogen Product Segments net sales decreased due primarily to an 8% decline in average selling prices partially offset by a 4% increase in sales volume. Nitrogen Product Segments selling prices declined due primarily to lower ammonia and UAN selling prices compared to the prior year period. Ammonia prices were lower due primarily to the higher producer inventory levels that carried over from the end of 2013 as compared to the previous year as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. The decline in UAN prices was due primarily to customer preference for attractively priced ammonia and distributors' reluctance to buy and hold inventory.

        Nitrogen Product Segments sales volume increased due primarily to increased industrial sales of ammonia and other segment volume, mainly ammonium nitrate (AN). Ammonia volume benefitted from a combination of attractive pricing compared to other forms of nitrogen, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply during periods of high demand. In addition, sales to Mosaic under our ammonia supply contract from our PLNL joint venture also increased volume compared to the prior year period. Other segment sales volume increased due to higher AN exports and increased late season AN fertilizer demand compared to the prior year period.

Cost of Sales

        Total cost of sales decreased $29.5 million, or 1%, from the first nine months of 2013 to the first nine months of 2014 due to the sale of the phosphate business in March 2014 partially offset by higher Nitrogen Product Segments cost of sales. Total cost of sales per ton in our Nitrogen Product Segments averaged $209 per ton in the first nine months of 2014 compared to $175 per ton in the comparable period of 2013. This 19% increase was due primarily to higher production costs which include higher natural gas costs. Total gas costs for the year included a $37.9 million higher unrealized net mark-to-market loss on natural gas derivatives in the current year compared to the prior year period. Additionally, we incurred higher other production and storage costs during the period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $1.6 million to $119.4 million in the first nine months of 2014 from $121.0 million in the comparable period of 2013 due primarily to lower incentive compensation costs and lower corporate office costs for certain corporate initiatives partially offset by higher legal fees and retirement benefits settlement charges.

Other Operating—Net

        Other operating—net expense changed by $50.7 million from $9.2 million of income in the first nine months of 2013 to expense of $41.5 million in the first nine months of 2014. The increased expense was due primarily to losses on foreign currency derivatives in the first nine months of 2014 compared to gains in the same period of 2013. Additionally, expenses related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization increased as compared to the prior year period.

Phosphate Business Disposition

        In March 2014, we completed the sale of the Company's phosphate mining and manufacturing business to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash, subject to adjustment as provided in the purchase agreement. In the first quarter 2014, we recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively.

Equity in Earnings of Operating Affiliates

        Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $27.3 million in the first nine months of 2014 as compared to $32.3 million in the comparable period of 2013. The decrease was due primarily to lower earnings from PLNL resulting from lower selling prices and lower production and sales volume compared to the prior year period due to natural gas curtailments in Trinidad and maintenance activities.

Interest Expense—Net

        Net interest expense was $136.4 million in the first nine months of 2014 compared to $108.3 million in the first nine months of 2013. The $28.1 million increase in net interest expense was due primarily to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013. This increase was partially offset by capitalized interest of $48.5 million in the first nine months of 2014 primarily related to our capacity expansion projects compared to $18.0 million in the same period last year.

Income Taxes

        Our income tax provision for the first nine months of 2014 was $640.9 million on pre-tax income of $1.8 billion, or an effective tax rate of 35.4%, compared to an income tax provision of $499.3 million on pre-tax income of $1.7 billion and an effective rate of 29.6% in the prior year. The primary increase in the effective tax rate in the first nine months of 2014 is due to the fact we recognized a tax benefit in the first nine months of 2013 for the impact of our closing agreement with the IRS enabling us to utilize a portion of our pre-IPO net operating losses. The current year effective tax rate is also impacted by reduced tax benefits from depletion related to our disposed phosphate business. The income tax provision in the first nine months of 2014 includes $286.1 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 2.0%.

        We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 8—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes

        Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $9.6 million increase in the first nine months of 2014 compared to the first nine months of 2013 was due primarily to increased earnings from GrowHow reflecting lower natural gas prices in the United Kingdom and improved trading performance at Keytrade.

Net Earnings Attributable to Noncontrolling Interest

        Net earnings attributable to noncontrolling interest decreased $18.9 million for the first nine months of 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.

Diluted Net Earnings Per Share Attributable to Common Stockholders

        Diluted net earnings per share attributable to common stockholders increased to $22.16 in the first nine months of 2014 from $19.01 in the first nine months of 2013 due primarily to the gain on the phosphate business sale and a lower weighted average number of outstanding shares due to the impact of share repurchases under the 2012 Stock Repurchase Program, which was completed in the second quarter of 2014. We repurchased 6.3 million shares in the first half of 2014, representing 11.2% of the shares outstanding at December 31, 2013, at a cost of $1.6 billion. During the third quarter of 2014, we did not repurchase any of our common stock under the share repurchase program authorized by our BOD in August 2014.

Operating Results by Business Segment

        Our business was previously organized and managed internally based on two segments, the nitrogen segment and the phosphate segment. During the first quarter of 2014, we sold the phosphate mining and manufacturing business, which was reported in the phosphate segment. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business.

        In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocations. As a result, our reporting segments consist of: ammonia, granular urea, UAN, other and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers based on their usage. Historical financial results have been restated to reflect the new segment structure on a comparable basis.

        The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease. We use gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.

        The following table presents our operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions, except as noted)
Three months ended September 30, 2014
Net sales	$232.1	$199.6	$392.9	$96.8	$—	$921.4
Cost of sales	168.6	120.7	257.2	73.8	—	620.3

Gross margin	$63.5	$78.9	$135.7	$23.0	$—	$301.1
Gross margin percentage	27.4%	39.5%	34.5%	23.8%	—	32.7%
Three months ended September 30, 2013
Net sales	$211.3	$185.3	$393.6	$86.1	$220.7	$1,097.0
Cost of sales	130.3	100.6	216.3	70.7	193.0	710.9

Gross margin	$81.0	$84.7	$177.3	$15.4	$27.7	$386.1
Gross margin percentage	38.3%	45.7%	45.0%	17.9%	12.6%	35.2%
Nine months ended September 30, 2014
Net sales	$1,109.3	$683.4	$1,249.3	$316.3	$168.4	$3,526.7
Cost of sales	693.1	378.1	730.2	232.8	158.3	2,192.5

Gross margin	$416.2	$305.3	$519.1	$83.5	$10.1	$1,334.2
Gross margin percentage	37.5%	44.7%	41.6%	26.4%	6.0%	37.8%
Nine months ended September 30, 2013
Net sales	$998.5	$720.0	$1,487.6	$293.0	$649.3	$4,148.4
Cost of sales	446.4	324.4	672.0	203.1	576.1	2,222.0

Gross margin	$552.1	$395.6	$815.6	$89.9	$73.2	$1,926.4
Gross margin percentage	55.3%	54.9%	54.8%	30.7%	11.3%	46.4%

(1)
The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

Ammonia Segment

        Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer as it contains 82 percent nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the "basic" nitrogen product that we upgrade into other nitrogen products such as urea and UAN. We produce ammonia at all seven of our nitrogen manufacturing complexes in North America.

        The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$232.1	$211.3	$20.8	10%	$1,109.3	$998.5	$110.8	11%
Cost of sales	168.6	130.3	38.3	29%	693.1	446.4	246.7	55%

Gross margin	$63.5	$81.0	$(17.5)	(22)%	$416.2	$552.1	$(135.9)	(25)%

Gross margin percentage	27.4%	38.3%	(10.9)%		37.5%	55.3%	(17.8)%
Sales volume by product tons (000s)	444	401	43	11%	2,133	1,568	565	36%
Sales volume by nutrient tons (000s)(1)	364	329	35	11%	1,749	1,286	463	36%
Average selling price per product ton	$523	$527	$(4)	(1)%	$520	$637	$(117)	(18)%
Average selling price per nutrient ton(1)	$638	$642	$(4)	(1)%	$634	$776	$(142)	(18)%
Gross margin per product ton	$143	$202	$(59)	(29)%	$195	$352	$(157)	(45)%
Gross margin per nutrient ton(1)	$174	$246	$(72)	(29)%	$238	$429	$(191)	(45)%
Depreciation and amortization	$16.7	$14.5	$2.2	15%	$53.5	$42.4	$11.1	26%

(1)
Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.

Third Quarter of 2014 Compared to Third Quarter of 2013

        Net Sales.    Net sales in the ammonia segment increased by $20.8 million, or 10%, in the third quarter of 2014 from the third quarter of 2013 due primarily to an 11% increase in sales volume partially offset by a 1% decrease in average selling prices. The increased volume was caused by ammonia sales to Mosaic under our contract to supply them ammonia from our PLNL joint venture. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL sourced ammonia to Mosaic. The revenue from these sales and costs to purchase the ammonia are included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. This increase was offset by lower agricultural sales in the current quarter as we built inventory in anticipation of the fall ammonia application season and to satisfy existing orders. In addition, North American and global supply remains tight due to production curtailments in several offshore regions. Average selling prices remained nearly unchanged at $523 per ton in the third quarter of 2014 compared to $527 per ton in the third quarter of 2013.

        Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $380 in the third quarter of 2014, a 17% increase over the $325 per ton in the same quarter of 2013. The increase was due primarily to higher natural gas costs primarily from sales of inventory manufactured in earlier months when gas prices were higher and losses on natural gas derivatives that settled during the third quarter of 2014. Storage costs and other production costs also increased although this was partially offset by the favorable impact of mark-to-market adjustments related to natural gas derivatives compared to the prior year period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Net Sales.    Net sales in the ammonia segment increased by $110.8 million, or 11%, in the nine months ended September 30, 2014 compared to the prior year period due primarily to a 36% increase in sales volume partially offset by an 18% decrease in average selling prices. The increased volume is due to a combination of attractive pricing compared to other forms of nitrogen, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply during periods of high demand. In addition, sales to Mosaic under our contract to supply ammonia from our PLNL joint venture also increased sales volume compared to the prior year period. The decline in average selling prices from prior year levels is due to the North American inventory levels that were higher entering 2014 as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions.

        Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $325 in the nine months ended September 30, 2014, a 14% increase over the $285 per ton in the prior year period due primarily to higher production costs, which include higher natural gas costs. Total gas costs for the year included a $37.9 million higher unrealized net mark-to-market loss on natural gas derivatives in the current year compared to the prior year period.

Granular Urea Segment

        Our granular urea segment produces granular urea which contains 46 percent nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Our urea production is at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.

        The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$199.6	$185.3	$14.3	8%	$683.4	$720.0	$(36.6)	(5)%
Cost of sales	120.7	100.6	20.1	20%	378.1	324.4	53.7	17%

Gross margin	$78.9	$84.7	$(5.8)	(7)%	$305.3	$395.6	$(90.3)	(23)%

Gross margin percentage	39.5%	45.7%	(6.2)%		44.7%	54.9%	(10.2)%
Sales volume by product tons (000s)	558	548	10	2%	1,813	1,895	(82)	(4)%
Sales volume by nutrient tons (000s)(1)	257	252	5	2%	834	872	(38)	(4)%
Average selling price per product ton	$358	$338	$20	6%	$377	$380	$(3)	(1)%
Average selling price per nutrient ton(1)	$777	$735	$42	6%	$819	$826	$(7)	(1)%
Gross margin per product ton	$141	$155	$(14)	(9)%	$168	$209	$(41)	(20)%
Gross margin per nutrient ton(1)	$307	$336	$(29)	(9)%	$366	$454	$(88)	(19)%
Depreciation and amortization	$9.1	$9.5	$(0.4)	(4)%	$27.0	$28.5	$(1.5)	(5)%

(1)
Granular urea represents 46% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.

Third Quarter of 2014 Compared to Third Quarter of 2013

        Net Sales.    Net sales in the granular urea segment increased $14.3 million, or 8%, in the third quarter of 2014 from the third quarter of 2013 due primarily to a 6% increase in average selling prices and a 2% increase in sales volume. Average selling prices increased to $358 per ton in the third quarter of 2014 compared to $338 per ton in the third quarter of 2013 due to a tighter North American supply and demand balance as demand was strong, especially in the northern plains early in the quarter and in the southern plains region for wheat application late in the quarter, while supply was low. North American urea traded at a premium to the global market for most of the quarter until high urea exports from China weighed on prices in North America.

        Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $216 in the third quarter of 2014, a 17% increase over the $184 per ton in the same quarter of 2013. The increase was due primarily to an increase in natural gas and product procurement costs due to higher proportion of product purchased for resale, partially offset by mark-to-market gains on natural gas derivatives in the current quarter compared to losses in the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Net Sales.    Net sales in the granular urea segment decreased $36.6 million, or 5%, for the nine months ended September 30, 2014 compared to the same period of 2013 due to a 4% decrease in sales volume and 1% decrease in average selling prices due primarily to the increased exports from China, which weighed on international prices.

        Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $209 in the nine months ended September 30, 2014, a 22% increase over the $171 per ton in the same period of 2013 due primarily to increased natural gas costs.

UAN Segment

        Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28 percent to 32 percent, is produced by combining urea and ammonium nitrate. UAN is produced at our nitrogen complexes in Courtright, Ontario; Donaldsonville, Louisiana; Port Neal, Iowa; Verdigris, Oklahoma; Woodward, Oklahoma; and Yazoo City, Mississippi.

        The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$392.9	$393.6	$(0.7)	—%	$1,249.3	$1,487.6	$(238.3)	(16)%
Cost of sales	257.2	216.3	40.9	19%	730.2	672.0	58.2	9%

Gross margin	$135.7	$177.3	$(41.6)	(23)%	$519.1	$815.6	$(296.5)	(36)%

Gross margin percentage	34.5%	45.0%	(10.5)%		41.6%	54.8%	(13.2)%
Sales volume by product tons (000s)	1,518	1,436	82	6%	4,495	4,703	(208)	(4)%
Sales volume by nutrient tons (000s)(1)	482	454	28	6%	1,420	1,483	(63)	(4)%
Average selling price per product ton	$259	$274	$(15)	(5)%	$278	$316	$(38)	(12)%
Average selling price per nutrient ton(1)	$815	$867	$(52)	(6)%	$880	$1,003	$(123)	(12)%
Gross margin per product ton	$89	$123	$(34)	(28)%	$115	$173	$(58)	(33)%
Gross margin per nutrient ton(1)	$282	$391	$(109)	(28)%	$366	$550	$(184)	(33)%
Depreciation and amortization	$41.6	$39.4	$2.2	6%	$138.2	$129.3	$8.9	7%

(1)
UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the equivalent tons of nitrogen within the product tons.

Third Quarter of 2014 Compared to Third Quarter of 2013

        Net Sales.    Net sales in the UAN segment decreased $0.7 million in the third quarter of 2014 from the third quarter of 2013 due primarily to a 5% decrease in average selling prices offset by a 6% increase in sales volume. The increased sales volume was due to our earlier start to the UAN summer fill program in the current quarter and increased exports as a result of the delayed UAN spring application season partially offset by higher production outages during the second quarter of 2014 which reduced available inventory. Average selling prices decreased to $259 per ton in the third quarter of 2014 compared to $274 per ton in the third quarter of 2013 primarily due to a lower summer fill program price compared to the previous year quarter.

        Cost of Sales.    Cost of sales per ton in our UAN segment averaged $169 in the third quarter of 2014, a 12% increase over the $151 per ton in the same quarter of 2013. The increase was due primarily to an increase in natural gas costs partially offset by mark-to-market gains on natural gas derivatives in the current quarter compared to losses in the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Net Sales.    Net sales in the UAN segment decreased $238.3 million, or 16%, for the nine months ended September 30, 2014 due to a 12% decrease in average selling prices and a 4% decrease in sales volume. Average selling prices decreased to $278 per ton compared to $316 per ton in the previous year period. The decline in UAN prices and volume was due primarily to customer preferences for attractively priced ammonia and dealers' and distributors' reluctance to buy and hold excess inventory.

        Cost of Sales.    Cost of sales per ton in our UAN segment averaged $162 in the nine months ended September 30, 2014, a 13% increase over the $143 per ton in the same period of 2013 due primarily to increased natural gas costs.

Other Segment

        This segment primarily includes the following products:

  •
  Ammonium nitrate (AN) is a granular, nitrogen based product with a nitrogen content of primarily 34 percent. AN is used by industrial customers for commercial explosives and blasting systems, and can also be used as nitrogen fertilizer. AN is produced at our Yazoo City, Mississippi complex.

  •
  Diesel exhaust fluid (DEF) is an aqueous urea solution made with 32.5 percent high-purity urea and 67.5 percent deionized water. DEF is used as a consumable in selective catalytic reduction in order to lower nitrogen oxide (NOx) concentration in the diesel exhaust emissions from diesel engines. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi, complexes.

  •
  Urea liquor is a liquid product that we sell in concentrations of 40 percent, 50 percent and 70 percent urea as a chemical intermediate. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi, complexes.

        The following table presents summary operating data for our other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$96.8	$86.1	$10.7	12%	$316.3	$293.0	$23.3	8%
Cost of sales	73.8	70.7	3.1	4%	232.8	203.1	29.7	15%

Gross margin	$23.0	$15.4	$7.6	49%	$83.5	$89.9	$(6.4)	(7)%

Gross margin percentage	23.8%	17.9%	5.9%		26.4%	30.7%	(4.3)%
Sales volume by product tons (000s)	427	396	31	8%	1,314	1,219	95	8%
Sales volume by nutrient tons (000s)(1)	117	107	10	9%	362	334	28	8%
Average selling price per product ton	$227	$217	$10	5%	$241	$240	$1	—%
Average selling price per nutrient ton(1)	$827	$805	$22	3%	$874	$877	$(3)	—%
Gross margin per product ton	$54	$39	$15	38%	$64	$74	$(10)	(14)%
Gross margin per nutrient ton(1)	$197	$144	$53	37%	$231	$269	$(38)	(14)%
Depreciation and amortization	$18.3	$15.0	$3.3	22%	$49.6	$45.5	$4.1	9%

(1)
Nutrient tons represent the equivalent tons of nitrogen within the product tons.

Third Quarter of 2014 Compared to Third Quarter of 2013

        Net Sales.    Net sales in the other segment increased $10.7 million, or 12%, in the third quarter of 2014 from the third quarter of 2013 due primarily to an 8% increase in sales volume and a 5% increase in average selling prices. Sales volume increased due to higher AN exports and increased late season AN fertilizer demand compared to the prior year quarter.

        Cost of Sales.    Cost of sales per ton in our other segment averaged $173 in the third quarter of 2014, a 3% decrease compared to the $179 per ton in the same quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

        Net Sales.    Net sales in the other segment increased $23.3 million, or 8%, for the nine months ended September 30, 2014 due to an 8% increase in sales volume. Sales volume increased due to higher AN exports and increased late season AN fertilizer demand compared to the prior year period.

        Cost of Sales.    Cost of sales per ton in our other segment averaged $177 in the nine months ended September 30, 2014, a 6% increase over the $167 per ton in the same period of 2013 due primarily to increased natural gas costs.

Phosphate Segment

        On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results cease.

        The following table presents summary operating data for our phosphate segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	2014 v. 2013		2014	2013	2014 v. 2013
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$—	$220.7	$(220.7)	(100)%	$168.4	$649.3	$(480.9)	(74)%
Cost of sales	—	193.0	(193.0)	(100)%	158.3	576.1	(417.8)	(73)%

Gross margin	$—	$27.7	$(27.7)	(100)%	$10.1	$73.2	$(63.1)	(86)%

Gross margin percentage	0.0%	12.6%	(12.6)%		6.0%	11.3%	(5.3)%
Sales volume by product tons (000s)(1)	—	526	(526)	(100)%	487	1,442	(955)	(66)%
Average selling price per product ton	$—	$420	$(420)	(100)%	$346	$450	$(104)	(23)%
Depreciation, depletion and amortization(2)	$—	$11.6	$(11.6)	(100)%	$—	$38.5	$(38.5)	(100)%

(1)
Represents DAP and MAP product sales.

(2)
On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. The assets and liabilities sold were classified as held for sale as of December 31, 2013; therefore, no depreciation was recorded in 2014 for the related property, plant and equipment.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $2.7 billion and $1.7 billion as of September 30, 2014 and December 31, 2013, respectively.

Share Repurchase Program

        In the third quarter of 2012, our BOD authorized the 2012 Stock Repurchase Program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016. During 2013, we repurchased 7.3 million shares under the program for approximately $1.4 billion. In the first half of 2014, we repurchased 6.3 million shares for approximately $1.6 billion, which completed the 2012 Stock Repurchase Program.

        On August 6, 2014, our BOD authorized the repurchase of up to an additional $1.0 billion of CF Holdings common stock through December 31, 2016. Consistent with our previous programs, repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors. As of September 30, 2014, we had not repurchased any shares of common stock under this program.

Capacity Expansion Projects and Restricted Cash

        We are currently constructing new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix. The $3.8 billion cost estimate includes: engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. These plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantage of North American natural gas. All of these new facilities are scheduled to be on-stream by 2016. We expect to finance the capital expenditures through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent to date on capitalized expenditures for the expansion projects was $1.4 billion, including $445.8 million during the third quarter of 2014. In addition, $206.7 million was invested in the expansion project and not paid at September 30, 2014 and recognized as liabilities in the consolidated balance sheet.

        We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp), formerly ThyssenKrupp Uhde, for both the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. At September 30, 2014, there was $145.6 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.

        As of June 30, 2014, our restricted cash included $454.8 million of cash proceeds received from the phosphate mining and manufacturing business sale in March 2014 and deposited into a restricted cash account that would be utilized to purchase assets in the capacity expansion projects, which qualify for like-kind exchange treatment under federal income tax law. During the third quarter of 2014, we completed the like-kind exchange transaction and the restricted fund were fully utilized.

Capital Spending

        We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1.3 billion in the first nine months of 2014 as compared to $632.9 million in the first nine months of 2013. The increase in capital expenditures is primarily the result of the $706.4 million increase in cash spent on the two capacity expansion projects in the first nine months of 2014. This increase is partially offset by reduced capital expenditures on sustaining projects compared to the previous year period.

Projected Capital Spending

        We expect capital expenditures in 2014 to be approximately $2.0 billion, including $1.6 billion for the capacity expansion projects and $0.4 billion of sustaining and other capital expenditures. This represents a reduction of $0.1 billion in projected 2014 capital expenditures for the capacity expansion projects as compared to previous estimates due to refinement of both our construction plans as engineering is being completed and vendor payment timing. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in the cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen circumstances.

Debt

Credit Agreement

        We have a revolving credit facility that provides for $1.0 billion of borrowing by CF Industries, for general corporate purposes. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of both September 30, 2014 and December 31, 2013, $995.1 million was available for borrowing under our credit agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.

        Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. As of September 30, 2014, we were in compliance with all covenants under the credit agreement.

Senior Notes

        At September 30, 2014 and December 31, 2013, we had $4.6 billion and $3.1 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2044 as follows:

		Balance at
	Maturity Date	September 30, 2014	December 31, 2013
		(in millions)
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.3
5.150% senior notes	March 15, 2034	746.2	—
4.950% senior notes	June 1, 2043	748.7	748.8
5.375% senior notes	March 15, 2044	748.1	—

		$4,592.4	$3,098.1

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

        Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of the Company to incur liens on certain properties to secure debt. As of September 30, 2014, we were in compliance with all covenants under the senior notes indentures.

        If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the senior notes), CF Industries would be required to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under our credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the senior notes due in 2023, 2034, 2043 and 2044 following the repayment of the senior notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the senior notes due in 2018 and 2020.

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

        Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of September 30, 2014 and December 31, 2013, we had $460.8 million and $120.6 million, respectively, in customer advances on our consolidated balance sheets.

        While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook on future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under our credit agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.

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

Derivative Financial Instruments

        We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates. Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, major financial institutions or large energy companies, and, in most cases, the use of master netting arrangements.

        The master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features with sliding-scale credit support thresholds that are dependent upon the Company's credit ratings. Downgrades in our ratings could cause the applicable threshold levels to increase. If our net liability positions with the counterparties exceed the threshold amounts, those counterparties could require cash collateral, some other form of credit support, or daily cash settlement of unrealized losses.

        As of September 30, 2014 and December 31, 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $20.4 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2014, we had open natural gas derivative contracts for 117.2 million MMBtus and the notional amount of our open foreign currency derivatives was $328.4 million. At both September 30, 2014 and December 31, 2013, we had no cash collateral on deposit with counterparties for derivative contracts.

Pension and Other Postretirement Benefits

        We contributed $4.2 million to our pension plans during the nine months ended September 30, 2014. We expect to contribute approximately $16.6 million to our pension plans over the remainder of 2014.

        In October 2014, the U.S. Society of Actuaries finalized new actuarial tables for applying mortality assumptions to measure qualified defined benefit plan and other post-employment benefit obligations. These tables, which generally indicate life expectancy improvements, represent a change from the mortality assumptions that we currently use for purposes of financial reporting and that we are required to use for regulatory funding purposes.

        We expect to use these new tables in determining our defined benefit pension and postretirement benefit obligations as of December 31, 2014, which would also have a related impact on our annual defined benefit pension and postretirement benefit expense in future years. Based on the current interest rate environment and assuming no changes to applicable funding regulations and other assumptions, we expect that the new mortality assumptions, when fully implemented for accounting and plan funding, will likely result in an increase of approximately $35 million to $45 million in pension and postretirement liabilities and thereafter approximately $4 million to $7 million in annual pension and postretirement expense, and may also result in higher pension funding requirements in future periods depending upon the funded status of our defined benefit pension plans. The earliest a new mortality table is expected to be required for determining minimum ERISA funding requirements is January 1, 2016.

        In September 2014, we communicated to certain terminated vested participants in our U.S. pension plan an option to receive a lump sum payment for their accrued benefits. The option expired on October 15, 2014. For participants who elected this option, payments will be made in December 2014 and we expect to incur a settlement charge of approximately $8 million to $12 million at that time. The final charge will be calculated based upon prevailing discount rates at the settlement date.

Cash Flows

Operating Activities

        Net cash provided by operating activities during the first nine months of 2014 was $1.2 billion as compared to $1.4 billion in the first nine months of 2013. The $252.4 million decrease in net cash provided by operating activities resulted from a combination of lower earnings from core operating activities partially offset by favorable working capital changes during the first nine months of 2014 as compared to the same period of 2013. The lower earnings from core operating activities were primarily a result of reduced gross margin. Improvements in working capital during 2014 were due primarily to a combination of higher customer advances, lower inventory levels, lower accounts receivable levels and lower amounts paid for income taxes during the first nine months of 2014 as compared to the same period of 2013.

Investing Activities

        Net cash provided by investing activities was $121.9 million in the first nine months of 2014 as compared to net cash used in investing activities of $730.9 million in the first nine months of 2013. During the first nine months of 2014, we received proceeds of $1.4 billion from the sale of the phosphate business, which was partially offset by $1.3 billion of capital expenditures. During the first nine months of 2013, capital expenditures totaled $632.9 million. Additionally, during the first nine months of 2013, $111.4 million of cash was placed on deposit in a restricted cash account to support the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. The increase in capital expenditures is primarily related to the capacity expansion projects.

Financing Activities

        Net cash used in financing activities was $354.5 million in the first nine months of 2014 compared to $665.3 million in the same period of 2013. In the first nine months of both 2014 and 2013, we issued senior notes and received proceeds of approximately $1.5 billion. We repurchased 6.3 million shares of our common stock in the first nine months of 2014 for $1.6 billion in cash. In the first nine months of 2013, we repurchased 5.8 million shares of our common stock for $1.1 billion in cash. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in Canadian Fertilizers Limited. Dividends paid on common stock were $181.4 million and $71.9 million in the first nine months of 2014 and 2013, respectively.

Obligations

Contractual Obligations

        The following is a summary of our contractual obligations as of September 30, 2014:

	Remainder of 2014	2015	2016	2017	2018	After 2018	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$—	$800.0	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	88.2	256.5	256.5	256.5	227.3	2,738.2	3,823.2
Other Obligations
Operating leases	23.5	95.0	90.9	74.2	57.4	132.3	473.3
Equipment purchases and plant improvements	67.9	51.8	1.9	0.1	0.1	—	121.8
Capacity expansion projects(2)	499.3	1,203.2	65.6	—	—	—	1,768.1
Transportation(3)	8.4	14.9	15.8	5.7	—	—	44.8
Purchase obligations(4)(5)	226.8	628.8	375.2	342.1	129.3	1.9	1,704.1
Contributions to Pension Plans(6)	16.6	—	—	—	—	—	16.6
Net Operating Loss Settlement(7)	10.2	10.2	10.2	12.3	—	—	42.9

Total(8)	$940.9	$2,260.4	$816.1	$690.9	$1,214.1	$6,672.4	$12,594.8

(1)
Based on debt balances, before discounts and offering expenses, and on interest rates as of September 30, 2014.

(2)
We expect to spend approximately $1.6 billion during 2014 related to the $3.8 billion Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2014, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at September 30, 2014. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at September 30, 2014 is $163.7 million with a total remaining commitment of $654.7 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2014. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 8—Income Taxes in the notes to our unaudited interim consolidated financial statements included in Part I of this report for further discussion of this matter.

(8)
Excludes $165.3 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

Off-Balance Sheet Arrangements

        We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from two to ten years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 22—Leases in the notes to our consolidated financial statements appearing in our 2013 Annual Report on Form 10-K filed with the SEC on February 27, 2014 for additional information concerning leases.

        We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        There were no changes to our significant accounting policies or estimates during the first nine months of 2014.

Recent Accounting Pronouncements

        See Note 3—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I of this report for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

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

        Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use are primarily natural gas fixed price swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.

        At September 30, 2014 and December 31, 2013, we had open derivative contracts for 117.2 million MMBtus and 76.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2014 would result in a favorable change in the fair value of these derivative positions of approximately $78 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $58 million.

        From time to time we may purchase ammonia, granular urea and UAN on the open market to augment or replace production at our facilities.

Interest Rate Fluctuations

        At September 30, 2014, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding at September 30, 2014 was approximately $5.0 billion.

        Borrowings under the Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, there were no borrowings under the Credit Agreement in the nine months ended September 30, 2014 or 2013.

Foreign Currency Exchange Rates

        Since the fourth quarter of 2012, we have entered into euro/U.S. dollar (USD) derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. At September 30, 2014, the notional amount of our open foreign currency forward contracts was approximately $328.4 million and the fair value was a net unrealized loss of $18.5 million. A 10% change in USD/euro forward exchange rates would change the fair value of these positions by $32.8 million.

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

        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2014 - July 31, 2014	788	(1)	$252.23	—	$—
August 1, 2014 - August 31, 2014	4,074	(1)	248.50	—	1,000,000
September 1, 2014 - September 30, 2014	—		—	—	1,000,000

Total	4,862		249.11

(1)
Represents shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

(2)
Represents the authorized share repurchase program that was approved on August 6, 2014 and is effective through December 31, 2016. As of September 30, 2014, we had not repurchased any shares of common stock under this program.

ITEM 6.    EXHIBITS.

        A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 71 of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 6, 2014	By:	/s/ W. ANTHONY WILL W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2014	By:	/s/ DENNIS P. KELLEHER Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Award Agreement
10.2	Form of Non-Qualified Stock Option Award Agreement
10.3	Form of Performance Restricted Stock Unit Award Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements