Form 10-K
period 2014-12-31
CF Industries Holdings, Inc.
filed 2015-02-26
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32597
CF INDUSTRIES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Parkway North, Suite 400, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (847) 405-2400
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share Preferred Stock Purchase Rights	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $11,890,699,408 based on the closing sale price of common stock on June 30, 2014.
47,907,912 shares of the registrant's common stock, $0.01 par value per share, were outstanding as of January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I
ITEM 1.    BUSINESS.
Our Company
        All references to "CF Holdings," "the Company," "we," "us," and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements.
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea and urea ammonium nitrate solution (UAN). Our other nitrogen products include ammonium nitrate (AN), diesel exhaust fluid (DEF), urea liquor, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products, primarily from our Donaldsonville, Louisiana manufacturing facility.
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the “Transaction”), which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash. The Transaction followed the terms of a definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.
Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 4—Phosphate Business Disposition for additional information.
Our principal assets include:

•
six nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

•
a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly-traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	joint venture investments that we account for under the equity method, which consist of:

•	a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving primarily the British agricultural and industrial markets;

CF INDUSTRIES HOLDINGS, INC.

•	a 50% interest in PLNL, an ammonia production joint venture located in the Republic of Trinidad and Tobago; and

•	a 50% interest in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland.

During the first quarter of 2014, we sold our phosphate mining and manufacturing business which was reported in our phosphate segment. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocation. As a result, the number of our reporting segments increased from two to five segments, consisting of the following: ammonia, granular urea, UAN, other, and phosphate.
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases.
The ammonia, granular urea, UAN and other segments are also referred to throughout this document as the “Nitrogen Product Segments." For the year ended December 31, 2014, we sold 13.3 million product tons from the Nitrogen Product Segments and 0.5 million tons of phosphate fertilizers, generating net sales of $4.7 billion and pre-tax earnings of $2.2 billion.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015 and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.
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
In August 2005, we completed our initial public offering (IPO) of common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries, Inc., now our wholly-owned subsidiary, were canceled in exchange for all of the proceeds of the offering and shares of our common stock.
In April 2010, we acquired Terra Industries Inc. (Terra), a leading North American producer and marketer of nitrogen fertilizer products for a purchase price of $4.6 billion, which was paid in cash and shares of our common stock. As a result of the Terra acquisition, we acquired five nitrogen fertilizer manufacturing facilities, our 75.3% interest in TNCLP and certain joint venture interests.

CF INDUSTRIES HOLDINGS, INC.

In March 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic for approximately $1.4 billion in cash. For the year ended December 31, 2014, we recognized pre-tax and after-tax gains on the sale of $750.1 million and $462.8 million, respectively.
Product Tons and Nutrient Tons
Unless otherwise stated, we measure our production and sales volume in this Annual Report on Form 10-K in product tons, which represents the weight of the product measured in short tons (one short ton is equal to 2,000 pounds). References to UAN product tons assume a 32% nitrogen content basis for production volume.
We also provide certain supplementary volume information measured in nutrient tons. Nutrient tons represent the weight of the product’s nitrogen content, which varies by product. Ammonia represents 82% nitrogen content, granular urea represents 46% nitrogen content and UAN represents between 28% and 32% nitrogen content.
Operating Segments
As discussed above, our reporting segments now consist of the following segments: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect this new segment structure on a comparable basis. The ammonia, granular urea, UAN and other segments are referred to as our “Nitrogen Product Segments." See Note 5—Segment Disclosures for additional information.
We use gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.
Nitrogen Product Segments
We are the largest nitrogen fertilizer producer in North America. Our primary nitrogen fertilizer products are ammonia, granular urea and UAN. Our historical sales of nitrogen fertilizer products from our Nitrogen Product Segments are shown in the following table. Net sales do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2014		2013		2012
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; sales dollars in millions)
Nitrogen Product Segments
Ammonia	2,969	$1,576.3	2,427	$1,437.9	2,786	$1,677.6
Granular urea	2,459	914.5	2,506	924.6	2,593	1,143.4
UAN	6,092	1,669.8	6,383	1,935.1	6,131	1,886.2
Other(1)	1,756	414.2	1,629	380.2	1,459	389.4
Total	13,276	$4,574.8	12,945	$4,677.8	12,969	$5,096.6
_______________________________________________________________________________

(1)	Other segment products include AN, DEF, urea liquor, aqua ammonia, and nitric acid.
Gross margin for the Nitrogen Product Segments was $1.8 billion, $2.4 billion and $2.9 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
We operate seven nitrogen fertilizer production facilities in North America. We own four production facilities in the Central United States, one in Medicine Hat, Alberta, Canada and one in Courtright, Ontario, Canada. We also have a 75.3% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer facility in Verdigris, Oklahoma. In 2014, the combined production capacity of these seven facilities represented approximately 38%, 34%, 46% and 22% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen fertilizer production facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.

CF INDUSTRIES HOLDINGS, INC.

The following table shows the production capacities at each of our nitrogen fertilizer production facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	AN(5)	Fertilizer Compounds
	(tons in thousands)
Donaldsonville, Louisiana(6)	3,050	1,110	2,415	1,680	—	—
Medicine Hat, Alberta	1,250	790	—	810	—	—
Port Neal, Iowa(8)	380	30	800	50	—	—
Verdigris, Oklahoma(7)(10)	1,140	350	1,975	—	—	—
Woodward, Oklahoma	480	140	820	25	—	—
Yazoo City, Mississippi(8)(9)(10)	560	—	160	20	1,075	—
Courtright, Ontario(8)(10)	500	265	345	160	—	—
	7,360	2,685	6,515	2,745	1,075	—
Unconsolidated Affiliates(11)
Point Lisas, Trinidad	360	360	—	—	—	—
Ince, U.K.(12)	190	—	—	—	280	185
Billingham, U.K.	275	135	—	—	310	—
Total	8,185	3,180	6,515	2,745	1,665	185
_______________________________________________________________________________

(1)	Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

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

(5)	AN includes prilled products (Amtrate and IGAN) and AN solution produced for sale.

(6)
The Donaldsonville facility's production capacity depends on product mix. With the UAN plants operating at capacity, approximately 1.7 million tons of granular urea can be produced. Granular urea production can be increased to approximately 2.0 million tons if UAN production is reduced to approximately 1.6 million tons.

(7)	Represents 100% of the capacity of this facility.

(8)
Production of urea products at the Port Neal and Courtright facilities can be increased by reducing UAN production. Urea liquor production at the Yazoo City facility can be increased by obtaining additional ammonia to supplement the facility's ammonia production.

(9)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN to 945,000 tons.

(10)	The Yazoo City; Courtright and Verdigris facilities also produce merchant nitric acid by reducing UAN or AN production.

(11)	Represents our 50% interest in the capacity of each of these facilities.

(12)
The Ince facility's production capacity depends on product mix. The facility can increase production of fertilizer compounds to 260,000 tons by reducing AN production to 240,000 tons (volumes represent our 50% interest).

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2014	2013	2012
	(tons in thousands)
Ammonia(1)	7,011	7,105	7,067
Granular urea	2,347	2,474	2,560
UAN (32%)	5,939	6,332	6,027
AN	950	882	839
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea or UAN.
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
In the fourth quarter of 2012, we announced our expansion project plans for our Donaldsonville, Louisiana facility, which will increase our annual capacity of ammonia and granular urea by up to 1.3 million tons and UAN by up to 1.8 million tons. For additional details regarding this project, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Liquidity and Capital Resources.
Medicine Hat, Alberta, Canada
Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two ammonia plants and one urea plant. The complex has on-site storage for 60,000 tons of ammonia and 70,000 tons of granular urea.
The complex is owned by Canadian Fertilizers Limited (CFL), which until April 30, 2013, was a variable interest entity which we consolidated in our financial statements. In April 2013, we purchased the remaining noncontrolling interest. CFL is now a wholly-owned subsidiary.
For further information about CFL, see Note 18—Noncontrolling Interest.
Port Neal, Iowa
The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant. The location has on-site storage for 30,000 tons of ammonia and 81,000 tons of 32% UAN.
In the fourth quarter of 2012, we also announced our expansion project plans for our Port Neal, Iowa facility, which will increase our annual capacity of ammonia by approximately 0.8 million tons and granular urea by approximately 1.3 million tons. For additional details regarding this project, see Item 7. MD&A—Liquidity and Capital Resources.
Verdigris, Oklahoma
The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River and is owned by TNLP. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two urea plants, two UAN plants and a port terminal. Through our 75.3% interest in TNCLP and its subsidiary, TNLP, we operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 60,000 tons of ammonia and 49,100 tons of 32% UAN.
Woodward, Oklahoma
The Woodward facility is located in rural northwest Oklahoma and consists of an ammonia plant, two nitric acid plants, two urea plants and two UAN plants. The facility has on-site storage for 36,000 tons of ammonia and 83,900 tons of 32% UAN.

CF INDUSTRIES HOLDINGS, INC.

Yazoo City, Mississippi
The Yazoo City facility includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 28,000 tons of ammonia, 48,000 tons of 32% UAN and 7,000 tons of AN and related products.
Courtright, Ontario, Canada
The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of an ammonia plant, a UAN plant, a nitric acid plant and a urea plant. The location has on-site storage for 64,100 tons of ammonia, 10,400 tons of granular urea and 16,000 tons of 32% UAN.
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
Nitrogen Fertilizer Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2014, natural gas accounted for approximately 52% of our total production costs for nitrogen fertilizer products. Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. We have facilities located at or near the following natural gas hubs: Henry Hub in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; and Dawn in Ontario.
Our nitrogen manufacturing facilities consume, in the aggregate, approximately 250 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 16—Derivative Financial Instruments.
Nitrogen Fertilizer Distribution
The safe, efficient and economical distribution of nitrogen fertilizer products is critical for successful operations. Our nitrogen fertilizer production facilities have access to multiple transportation modes by which we ship fertilizer products to terminals, warehouses and customers. Each of our production facilities has a unique distribution pattern based on its production capacity and location.
Our North American nitrogen production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,900 tank and hopper cars, as well as railcars provided by rail carriers.
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. We employ a fleet of ten leased tow boats and 32 river barges to ship ammonia and UAN. We also utilize contract marine services to move urea fertilizer.
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

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results ceases. Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. For additional information regarding this sale, see Note 4—Phosphate Business Disposition and Note 22—Assets and Liabilities Held for Sale.
Our historical sales of phosphate fertilizer products are shown in the table below.

	2014		2013		2012
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; sales dollars in millions)
Phosphate Fertilizer Products
DAP	372	$127.6	1,408	$600.6	1,611	$794.5
MAP	115	40.8	449	196.3	424	212.9
Total	487	$168.4	1,857	$796.9	2,035	$1,007.4
Gross margin for the phosphate segment was $10.1 million, $74.9 million and $199.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Storage Facilities and Other Properties
As of December 31, 2014, we owned or leased space at 86 in-market storage terminals and warehouses located in a 22-state region and Canada. Including storage at our production facilities, we have an aggregate storage capacity for approximately 2.7 million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	7	408	2	153	6	446	1	7
Terminal and Warehouse Locations
Owned	21	779	1	40	9	252	—	—
Leased(2)	2	90	2	39	51	445	—	—
Total In-Market	23	869	3	79	60	697	—	—
Total Storage Capacity		1,277		232		1,143		7
_______________________________________________________________________________

(1)	Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)	Our lease agreements are typically for periods of one to three years.

CF INDUSTRIES HOLDINGS, INC.

Customers
The principal customers for our nitrogen fertilizer and other nitrogen products are cooperatives, independent fertilizer distributors and industrial users. None of our customers in 2014 accounted for more than ten percent of our consolidated net sales. Sales are generated by our internal marketing and sales force.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and to a lesser extent on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
For our Nitrogen Product Segments, our primary North American-based competitors include Agrium Inc., Koch Fertilizer LLC and Potash Corporation of Saskatchewan Inc. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas or other feedstock costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.
Seasonality
In North America, the sales patterns of our major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather-related shifts in planting schedules and purchasing patterns.
Financial Information About Foreign and Domestic Sales and Operations
The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic assets are set forth in Note 5—Segment Disclosures.
Environmental, Health and Safety
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Toxic Substances Control Act (TSCA) and various other federal, state, provincial, local and international statutes. Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. In addition, environmental, health and safety laws and regulations may impose joint and several liability, without regard to fault, for cleanup costs on potentially responsible parties who have released or disposed of hazardous substances into the environment.
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2014 totaled approximately $48.0 million. In 2015, we estimate that we will spend approximately $46.0 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Clean Air Act—Section 185 Fee
Our Donaldsonville nitrogen complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the "1-hour ozone standard") pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state

CF INDUSTRIES HOLDINGS, INC.

implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville complex) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. For additional information on the Section 185 fee, see Note 24—Contingencies.
Clean Air Act Information Request
On February 26, 2009, we received a letter from the Environmental Protection Agency (EPA) under Section 114 of the Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at our Donaldsonville facility. For additional information on the Clean Air Act Information Request, see Note 24—Contingencies.
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2002 and in 2009, we were asked by the current owner of a former phosphate mine and processing facility that we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho, to contribute to a cleanup of the former processing portion of the site. For additional information on the CERCLA/Remediation matters, see Note 24—Contingencies.
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
In Canada (which in December 2011 withdrew from further participation in the Kyoto Protocol, but signed the Durban platform to negotiate a new international GHG agreement or protocol by 2015), we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Ontario is party to the Western Climate Initiative (WCI), comprising California and several Canadian provinces. The province of Quebec (a WCI party) and California have created a regional program linking their cap and trade emissions programs.
Although Ontario has not disavowed its participation in the initiative, it has not developed regulations to establish a cap and trade program. In Alberta, the Specified Gas Emitters Regulation (GHG Regulation) was implemented in 2007. This program requires facilities emitting more than 100,000 tons of GHGs per year to reduce emissions by 12% over 2007 levels. To meet this requirement, companies can reduce emissions, purchase/use offset credits, or contribute to a technology fund at a rate of $15 per ton of CO2. Currently, our Medicine Hat facility’s method of compliance is to make contributions to the technology fund.
In the United States (not a party to the Kyoto Protocol, but a signatory to the Durban platform with respect to the negotiation of a replacement for the Kyoto Protocol), GHG regulation is evolving at state, regional and federal levels. The EPA has issued federal GHG regulations that impact our facilities, including a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule), which rule would have subjected certain large sources of GHG emissions to air permitting requirements solely because of their emissions of GHGs. In Utility Air Regulatory Group v. EPA, 134 S. Ct. 2427 (2014), the Supreme Court concluded that the Clean Air Act could not be interpreted to require sources to be subject to these permit programs solely because of their GHG emissions. However, the Court also held that GHG emissions could be regulated at a facility that would otherwise be required to obtain a PSD permit (to construct or modify a facility) due to the facility's emissions of other regulated air pollutants. Regulation of GHG emissions pursuant to the PSD program could subject new capital projects to additional permitting requirements that may result in increased costs or delays in completing such projects.

CF INDUSTRIES HOLDINGS, INC.

Under the Title V provisions of the Tailoring Rule, all of our U.S. manufacturing facilities will be required to include GHG emissions in future Title V air permit applications. Other than the states' implementation of the Tailoring Rule, none of the states where our U.S. production facilities are located—Louisiana, Mississippi, Iowa and Oklahoma—has proposed control regulations limiting GHG emissions.
Revisions to New Source Performance Standards for Nitric Acid Plants
We operate 13 nitric acid plants in the United States. On August 14, 2012, the EPA issued a final regulation revising air emission standards applicable to newly constructed, reconstructed or modified nitric acid plants. The regulations will apply to these plants if and when we undertake activities or operations that are considered modifications, including physical changes that would allow us to increase our production capacity at these plants. The regulations include certain provisions that could make it difficult for us to meet the limits on emissions of nitrogen oxides (NOx) notwithstanding pollution controls we may add to our plants, and accordingly, the regulations, could impact our ability to expand production at our existing plants. The EPA regulation did not include a limitation on emissions of nitrous oxide (a greenhouse gas).
Regulatory Permits and Approvals
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Any future expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals.
Employees and Labor Relations
As of December 31, 2014, we employed approximately 2,200 full-time and 100 part-time employees.

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
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN and other nitrogen products. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our nitrogen fertilizers.
The price of natural gas in North America has been volatile in recent years. During 2014, the average daily closing price at the Henry Hub, the most heavily-traded natural gas pricing basis in North America, reached a low of $2.75 per MMBtu on December 26, 2014 and a high of $7.94 per MMBtu on March 5, 2014. During the three year period ended December 31, 2014, the daily closing price at the Henry Hub reached a low of $1.84 per MMBtu on April 20, 2012 and a high of $7.94 per MMBtu on March 5, 2014.
Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
North American natural gas prices have declined over the last several years in response to increased supply from the development of natural gas production from shale formations. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is cyclical, resulting in periods of industry oversupply during which our financial condition, results of operations and cash flows tend to be negatively affected.
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and application rates, driven by population growth, changes in dietary habits and non-food usage of crops such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply demand balance.
Periods of high demand, high capacity utilization and increasing operating margins tend to result in investment in production capacity, which may cause supply to exceed demand and selling prices and capacity utilization to decline. Future growth in demand for fertilizer may not be sufficient to absorb excess industry capacity.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production.
Our products are global commodities and we face intense global competition from other fertilizer producers.
We are subject to intense price competition from both domestic and foreign sources. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with a number of domestic and foreign producers, including state-owned and government-subsidized entities.
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
China, the world's largest producer and consumer of nitrogen fertilizers, is expected to continue expanding its fertilizer production capacity in the medium term. If Chinese government policy, or decreases in Chinese producers' underlying costs

CF INDUSTRIES HOLDINGS, INC.

such as the price of Chinese coal, encourages exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Antidumping duties for Russian and Ukrainian fertilizer grade ammonium nitrate ended in November 2014. As a result, we could face much higher volumes of lower priced Russian and Ukrainian fertilizer grade ammonium nitrate in the United States.
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
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to eliminate the renewable fuel mandate, which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. In December 2014, the EPA announced that the final ruling of the renewable fuels volumes required for calendar year 2014 would not be finalized in 2014 and would be made prior to or in conjunction with action on the standards applicable for calendar year 2015. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.
Our operations and those of our joint ventures are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery may adversely affect our business.
We and our joint ventures use natural gas in the manufacture of fertilizers. We purchase the natural gas from third party suppliers and it is transported by pipeline to our facilities and those of our joint ventures by third party transportation providers or through the use of facilities owned by third parties. Any delays or interruptions in the delivery of natural gas, including those caused by capacity constraints, leaks, ruptures, severe weather or natural disasters, unscheduled downtime, labor difficulties, deliberate sabotage and terrorist incidents, or mechanical failures, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our transportation and distribution activities rely on third party providers. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and other equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced recent periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or the potential use of fertilizers as explosives, local, state and federal governments could implement new regulations affecting the transportation of raw materials or finished products.

CF INDUSTRIES HOLDINGS, INC.

If shipping of our products was delayed or we were unable to obtain raw materials as a result of these transportation companies' failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical fertilizers, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.
We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to various self-retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage.
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 and 2014 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our product to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on our assessment of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident. In addition, the increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.
Cyber security risks could result in disruptions in business operations and adverse operating results.
As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on management information systems and computer control systems. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to

CF INDUSTRIES HOLDINGS, INC.

employee error. Our exposure to cyber security risks includes exposure through third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our systems and information from being vulnerable to cyber attacks. We believe these measures and procedures are appropriate. To date, we have not experienced any material impact from cyber security events. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information and control systems could have severe financial and other business implications.
Adverse weather conditions may decrease demand for our fertilizer products, increase the cost of natural gas or materially disrupt our operations.
Weather conditions that delay or disrupt field work during the planting and growing seasons may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following growing season, resulting in lower demand for our products.
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
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen-based fertilizers. Colder than normal winters and warmer than normal summers increase the demand for natural gas for residential and industrial use which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.
We may not be able to complete our capacity expansion projects on schedule as planned, on budget or at all due to a number of factors, many of which are beyond our control.
We are constructing new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea units at our complex in Port Neal, Iowa. We recently announced that the total cost of these projects is estimated to be approximately $4.2 billion. The total amount invested in these projects through December 31, 2014 was $2.0 billion.
The design, development, construction and start-up of the new plants are subject to a number of risks, any of which could prevent us from completing the projects on schedule as planned and on budget or at all, including cost overruns, performance of third parties, permitting matters, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, errors in the design, construction or start-up, and other unforeseen difficulties.
The Donaldsonville and Port Neal expansion projects are dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to design and build the new units on a timely basis and on acceptable economic terms. If any of the third parties fails to perform as we expect, our ability to meet our expansion goals would be affected.
Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management's attention from our existing plants and businesses and other opportunities.
Other expansions of our business may result in unanticipated adverse consequences.
We routinely consider possible expansions of our business, both domestically and in foreign locations. Major investments in our business, including as a result of acquisitions, partnerships, joint ventures, business combination transactions or other major investments require significant managerial resources, the diversion of which from our other activities may impair the operation of our business. The risks of any expansion of our business through investments, acquisitions, partnerships, joint ventures or business combination transactions are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures, business combination transactions or other major investments. Among the risks associated with the pursuit and consummation of acquisitions, partnerships, joint ventures or other major investments or business combination transactions are those involving

•	difficulties in integrating the parties’ operations, systems, technologies, products and personnel;

•	incurrence of significant transaction-related expenses;

•	potential integration or restructuring costs;

CF INDUSTRIES HOLDINGS, INC.

•
potential impairment charges related to the goodwill, intangible assets or other assets to which any such transaction relates, in the event that the economic benefits of such transaction prove to be less than anticipated;

•	other, unanticipated costs associated with such transactions;

•	our ability to achieve operating and financial efficiencies, synergies and cost savings;

•	our ability to obtain the desired financial or strategic benefits from any such transaction;

•	the parties’ ability to retain key business relationships, including relationships with employees, customers, partners and suppliers;

•	potential loss of key personnel;

•	entry into markets or involvement with products with which we have limited current or prior experience or in which competitors may have stronger positions;

•	assumption of contingent liabilities, including litigation;

•	exposure to unanticipated liabilities;

•	differences in the parties’ internal control environments, which may require significant time and resources to resolve in conformity with applicable legal and accounting standards;

•	increased scope, geographic diversity and complexity of our operations;

•	the tax effects of any such transaction; and

•	the potential for costly and time-consuming litigation, including stockholder lawsuits.

International acquisitions, partnerships, joint ventures, business combination or investments and other international expansions of our business involve additional risks and uncertainties, including

•	the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries;

•	challenges caused by distance and by language and cultural differences;

•	difficulties and costs of complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	political and economic instability, including the possibility for civil unrest;

•	nationalization of properties by foreign governments;

•	tax rates that may exceed those in the United States, and earnings that may be subject to withholding requirements;

•	the imposition of tariffs, exchange controls or other restrictions; and

•	the impact of currency exchange rate fluctuations.

If we finance acquisitions, partnerships, joint ventures, business combination transactions or other major investments by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted or we could face constraints under the terms of, and as a result of the repayment and debt-service obligations under, the additional indebtedness. A business combination transaction between us and another company could result in our stockholders receiving cash or shares of another entity on terms that such stockholders may not consider desirable.
We are subject to numerous environmental, health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the RCRA, the CERCLA, the TSCA and various other federal, state, provincial, local and international statutes.
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

CF INDUSTRIES HOLDINGS, INC.

Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Additionally, our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows.
Our operations are dependent on numerous required permits and approvals and meeting financial assurance requirements of governmental authorities.
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion of our operations is dependent upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility and on our business, financial condition, results of operations and cash flows.
In certain cases, as a condition to procuring such permits and approvals or as a condition to maintaining existing approvals, we may be required to comply with regulatory financial assurance requirements. The purpose of these requirements is to assure local, state or federal government agencies that we will have sufficient funds available for the ultimate closure, post-closure care and reclamation at our facilities.
Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.
We are subject to greenhouse gas (GHG) regulations in the United Kingdom, Canada and the United States. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States or Canada, our competitors may have cost or other competitive advantages over us.
Our operating results fluctuate due to seasonality. Our inability to predict future seasonal fertilizer demand accurately could result in our having excess inventory, potentially at costs in excess of market value, or product shortages.
The fertilizer business is seasonal. The degree of seasonality of our business can change significantly from year to year due to conditions in the agricultural industry and other factors. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the short application season and the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring planting season.
If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively affected by any related increased storage costs) or liquidated (in which case the

CF INDUSTRIES HOLDINGS, INC.

selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are exacerbated by the volatility of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers. If prices for our products rapidly decrease, we may be subject to inventory write-downs, adversely affecting our operating results. If seasonal demand is greater than we expect, we may experience product shortages, and customers of ours may turn to our competitors for products that they would otherwise have purchased from us.
A change in the volume of products that our customers purchase on a forward basis, or the percentage of our sales volume that is sold to our customers on a forward basis, could increase our exposure to fluctuations in our profit margins and materially adversely affect our business, financial condition, results of operations and cash flows.
We offer our customers the opportunity to purchase products from us on a forward basis at prices and delivery dates we propose. Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales value in advance of the shipment date. Forward sales improve our liquidity due to the cash payments received from customers in advance of shipment of the product and allow us to improve our production scheduling and planning and the utilization of our manufacturing and distribution assets.
Any cash payments received in advance from customers in connection with forward sales are reflected on our consolidated balance sheets as a current liability until the related orders are shipped, which can take up to several months. As of December 31, 2014 and 2013, our current liability for customer advances related to unshipped orders was approximately 16% and 7%, respectively, of our cash and cash equivalents.
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
We often utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based fertilizers. We have used fixed-price, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. In order to manage our exposure to changes in foreign currency exchange rates, from time to time, we may use foreign currency derivatives, primarily forward exchange contracts.
Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for, or to which we do not apply, hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, adversely affecting our liquidity.
Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are either multi-national commercial banks, major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments.
We are reliant on a limited number of key facilities.
Our nitrogen fertilizer operations are concentrated in seven separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represents approximately 40% of our ammonia production capacity. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition,

CF INDUSTRIES HOLDINGS, INC.

our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane activity and our other complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas in the respective regions.
We are exposed to risks associated with our joint ventures.
We participate in joint ventures including Point Lisas (which owns a facility in the Republic of Trinidad and Tobago), GrowHow (which owns facilities in Billingham and Ince, United Kingdom) and Keytrade (a global fertilizer trading company headquartered near Zurich, Switzerland). Our joint venture partners may share a measure of control over the operations of our joint ventures. As a result, our investments in joint ventures involve risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our joint ventures or our partners: have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to our instructions, requests, policies or objectives; subject a joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.
In addition, we may become involved in disputes with our joint venture partners, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.
Our joint venture in Point Lisas in the Republic of Trinidad and Tobago operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (“NGC”). The joint venture has experienced natural gas curtailments due to major maintenance activities being conducted at natural gas facilities and decreased gas exploration and development activity in Trinidad. These curtailments are expected to continue into 2015 and it is unclear if they will extend beyond that time. Failure to secure a long-term gas supply from NGC on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture which could result in impairment to the value of the joint venture, and could have a material adverse effect on our results of operations.
Acts of terrorism and regulations to combat terrorism could negatively affect our business.
Like other companies with major industrial facilities, we may be targets of terrorist activities. Many of our plants and facilities store significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws including the Maritime Transportation Security Act of 2002 (MTSA) and the Chemical Facilities Anti-Terrorism Standards (CFATS) regulation. In addition, President Obama issued Executive Order (EO) 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Local, state, federal and foreign governments could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen fertilizers that can be used as explosives. It is possible that the United States or foreign governments could impose additional limitations on the use, sale or distribution of nitrogen fertilizers, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.
We are subject to risks associated with international operations.
Our international business operations are subject to numerous risks and uncertainties, including difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations; unexpected changes in regulatory environments; currency fluctuations; tax rates that may exceed those in the United States; earnings that may be subject to withholding requirements; and the imposition of tariffs, exchange controls or other restrictions. During 2014, we derived approximately 16% of our net sales from outside of the United States. Our business operations include our nitrogen fertilizer complex in Medicine Hat, Alberta; our nitrogen fertilizer manufacturing facility in Courtright, Ontario; a 50% interest in an ammonia production joint venture in Trinidad; a 50% interest in a U.K. joint venture for the production of anhydrous ammonia and other fertilizer products; and a 50% interest in a fertilizer trading operation headquartered near Zurich, Switzerland.

CF INDUSTRIES HOLDINGS, INC.

Our investments in securities are subject to risks that may result in losses.
Our cash flows from operations have resulted in cash and cash equivalents of approximately $2.0 billion as of December 31, 2014. We generally invest these cash and cash equivalents in what we believe to be relatively short-term, highly liquid and high credit quality instruments, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental entities include those issued directly by the United States government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.
Due to the risks of investments, we may not achieve expected returns or may realize losses on our investments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers' reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.
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
We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect us.
As of December 31, 2014, we had approximately $4.6 billion of total indebtedness, consisting primarily of senior notes with varying maturity dates between 2018 and 2044. We had excess borrowing capacity for general corporate purposes under our existing revolving credit facility of approximately $995.1 million.
Our substantial debt service obligations could have an adverse impact on our earnings and cash flow. Our substantial indebtedness could, as a result of our debt service obligation or through the operation of the financial and other restrictive covenants to which we are subject under the agreements and instruments governing that indebtedness and otherwise, have important consequences. For example, it could:

•
make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•
cause us to use a portion of our cash flow from operations for debt service, reducing the availability of cash to fund working capital and capital expenditures, research and development and other business activities;

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our revolving credit facility, could be at variable rates of interest;

•	make us more leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and

•	result in a downgrade in the credit rating of our indebtedness which could increase the cost of further borrowings.

CF INDUSTRIES HOLDINGS, INC.

From time to time we consider our options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors, including factors beyond our control. Consequently, in the event that we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable timeframe, if at all. An inability to obtain financing with acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The terms of our existing indebtedness allow us to incur significant additional debt in the future. If we incur additional indebtedness, the risks that we now face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our outstanding debt securities, the lenders under our revolving credit facility and our suppliers, may be materially and adversely affected.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Form 10-K. Such factors include, among others:

•	the volatility of natural gas prices in North America;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	our ability to complete our production capacity expansion projects on schedule as planned, on budget or at all;

•	risks associated with other expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations;

•	our potential inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements from governmental authorities;

•	future regulatory restrictions and requirements related to GHG emissions;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	our reliance on a limited number of key facilities;

CF INDUSTRIES HOLDINGS, INC.

•	risks associated with joint ventures;

•	acts of terrorism and regulations to combat terrorism;

•	risks associated with international operations;

•	losses on our investments in securities;

•	deterioration of global market and economic conditions; and

•	our ability to manage our indebtedness.

CF INDUSTRIES HOLDINGS, INC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our facilities and properties is included in Part I, Item 1. Business—Operating Segments and Part I, Item 1. Business—Storage Facilities and Other Properties.
ITEM 3.    LEGAL PROCEEDINGS.
Litigation
West Fertilizer Co.
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 and 2014 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on our assessment of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.
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
Environmental
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement") among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the Environmental Protection Agency (EPA) by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our sale of the phosphate mining and manufacturing business in March 2014. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

EPCRA/CERCLA Notice of Violation
By letter dated July 6, 2010, the EPA issued a NOV to us alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA) in connection with the former Plant City facility. EPCRA requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that we violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on our consolidated financial position, results of operations or cash flows.
Other
CERCLA/Remediation Matters
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety and Note 24—Contingencies.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is incorporated herein by reference to Exhibit 95 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014, File No. 001-32597.

CF INDUSTRIES HOLDINGS, INC.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices		Dividends per Share
2014	High	Low
First Quarter	$267.76	$220.12	$1.00
Second Quarter	266.94	232.40	1.00
Third Quarter	280.34	238.55	1.50
Fourth Quarter	290.29	239.46	1.50

	Sales Prices		Dividends per Share
2013	High	Low
First Quarter	$233.43	$189.74	$0.40
Second Quarter	197.38	170.53	0.40
Third Quarter	216.49	169.33	0.40
Fourth Quarter	239.40	203.04	1.00
As of February 18, 2015, there were 854 stockholders of record.
The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2014.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Cumulative Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2014 - October 31, 2014	—		$—		—	$1,000,000
November 1, 2014 - November 30, 2014	569,776	(1)	268.39	(2)	569,776	847,079
December 1, 2014 - December 31, 2014	836,897	(1)	262.78	(2)	1,406,673	627,159
Total	1,406,673		265.05
_______________________________________________________________________________

(1)
On August 6, 2014, our Board of Directors authorized management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016, subject to market conditions (the 2014 Stock Repurchase Program). This program is discussed in Note 19—Stockholders' Equity, in the notes to the consolidated financial statements included in Item 8 of this report.

(2)	Average price paid per share of common stock repurchased under the 2014 Stock Repurchase Program is the execution price, excluding commissions paid to brokers.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our consolidated financial statements, which are not included in this document. Since April 2010, the results of Terra have been included in our consolidated financial statements.
The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$4,743.2	$5,474.7	$6,104.0	$6,097.9	$3,965.0
Cost of sales	2,964.7	2,954.5	2,990.7	3,202.3	2,785.5
Gross margin	1,778.5	2,520.2	3,113.3	2,895.6	1,179.5
Selling, general and administrative expenses	151.9	166.0	151.8	130.0	106.1
Restructuring and integration costs	—	—	—	4.4	21.6
Other operating—net	53.3	(15.8)	49.1	20.9	166.7
Total other operating costs and expenses	205.2	150.2	200.9	155.3	294.4
Gain on sale of phosphate business	750.1	—	—	—	—
Equity in earnings of operating affiliates	43.1	41.7	47.0	50.2	10.6
Operating earnings	2,366.5	2,411.7	2,959.4	2,790.5	895.7
Interest expense (income)—net	177.3	147.5	131.0	145.5	219.8
Loss on extinguishment of debt	—	—	—	—	17.0
Other non-operating—net	1.9	54.5	(1.1)	(0.6)	(28.8)
Earnings before income taxes and equity in earnings of non-operating affiliates	2,187.3	2,209.7	2,829.5	2,645.6	687.7
Income tax provision	773.0	686.5	964.2	926.5	273.7
Equity in earnings of non-operating affiliates—net of taxes	22.5	9.6	58.1	41.9	26.7
Net earnings	1,436.8	1,532.8	1,923.4	1,761.0	440.7
Less: Net earnings attributable to noncontrolling interest	46.5	68.2	74.7	221.8	91.5
Net earnings attributable to common stockholders	$1,390.3	$1,464.6	$1,848.7	$1,539.2	$349.2
Cash dividends declared per common share	$5.00	$2.20	$1.60	$1.00	$0.40
Share and per share data:
Net earnings per share attributable to common stockholders:
Basic	$27.16	$24.87	$28.94	$22.18	$5.40
Diluted	27.08	24.74	28.59	21.98	5.34
Weighted-average common shares outstanding:
Basic	51.2	58.9	63.9	69.4	64.7
Diluted	51.3	59.2	64.7	70.0	65.4
Other Financial Data:
Depreciation, depletion and amortization	$392.5	$410.6	$419.8	$416.2	$394.8
Capital expenditures	1,808.5	823.8	523.5	247.2	258.1

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$1,996.6	$1,710.8	$2,274.9	$1,207.0	$797.7
Short-term investments	—	—	—	—	3.1
Total assets	11,338.2	10,678.1	10,166.9	8,974.5	8,758.5
Customer advances	325.4	120.6	380.7	257.2	431.5
Total debt	4,592.5	3,098.1	1,605.0	1,617.8	1,959.0
Total equity	4,572.5	5,438.4	6,282.2	4,932.9	4,433.4

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Key Industry Factors

•	Factors Affecting Our Results

•	Results of Consolidated Operations

•	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

•	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Discussion of Seasonality Impacts on Operations
Overview of CF Holdings
Our Company
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea and urea ammonium nitrate solution (UAN). Our other nitrogen products include ammonium nitrate (AN), diesel exhaust fluid (DEF), urea liquor, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products, primarily from our Donaldsonville, Louisiana manufacturing facility.
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the “Transaction”), which was located in Florida, to The Mosaic Company (Mosaic) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the “Purchase Agreement”), among CF Industries Holdings, Inc., CF Industries and Mosaic for approximately $1.4 billion in cash.
Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the

CF INDUSTRIES HOLDINGS, INC.

phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.
Our principal assets include:

•
six nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

•
a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly-traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

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
During the first quarter of 2014, we sold the phosphate mining and manufacturing business which was reported in the phosphate segment. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocation. As a result, the number of our reporting segments increased from two to five segments, consisting of the following: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new segment structure on a comparable basis.
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the “Nitrogen Product Segments.”
Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating-net) and non‑operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.
A description of our five reporting segments is included in the discussion of the operating results by business segment later in this discussion and analysis.
Items Affecting Comparability of Results
Phosphate Business Disposition
In 2014, we sold our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.

CF INDUSTRIES HOLDINGS, INC.

Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases.
The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business’s asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets and liabilities sold to and assumed by Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.
CFL Selling Price Modifications
Prior to April 30, 2013, CF Industries owned 49% of the voting common shares and 66% of the non-voting preferred shares of Canadian Fertilizers Limited (CFL), an Alberta, Canada based nitrogen fertilizer manufacturer and had the right to purchase 66% of the production of CFL. Also prior to April 30, 2013, Viterra, Inc. (Viterra) held 34% of the equity ownership of CFL and had the right to purchase up to the remaining 34% of CFL's production. Both CF Industries and Viterra were entitled to receive distributions of net earnings of CFL based upon their respective purchases from CFL. CFL was a variable interest entity that was consolidated in our financial statements. On April 30, 2013, CF Industries completed the acquisitions of all of the outstanding interests in CFL that it did not already own and CFL became our wholly-owned subsidiary. Once CFL became a wholly-owned subsidiary, CF industries began purchasing all of the output of CFL for resale and reported those sales in its consolidated financial statements at market prices.
CF Industries' and Viterra's purchases of nitrogen fertilizer products from CFL were made under product purchase agreements, and the selling prices were determined under the provisions of these agreements. Until April 30, 2013, when CFL became a wholly-owned subsidiary in our consolidated financial statements, net sales and accounts receivable attributable to CFL were solely generated by transactions with Viterra, as all transactions with CF Industries were eliminated in consolidation in our financial statements.
The following summarizes the selling prices in the product purchase agreements that impacted the Company's results due to sales transactions to Viterra both before and after the effective date of the amendment.

•	For the 2012 annual reporting period, and between the period of January 1, 2013 and April 30, 2013, CFL selling prices were based on production cost plus an agreed-upon margin.

•
Starting on April 30, 2013, CFL became a wholly-owned subsidiary of CF Industries. Once CFL became a wholly-owned subsidiary, CF industries began purchasing all of the output of CFL for resale and reported those sales in its consolidated financial statements at market prices.

As a result, the consolidated financial results for 2014 included twelve months of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. The 2012 annual period included twelve months of selling prices based upon production cost plus an agreed-upon margin. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.

CF INDUSTRIES HOLDINGS, INC.

In order to provide comparable information for the periods presented, certain financial information is being provided for the prior year comparable periods adjusted as if the current year of twelve months of market-based selling prices had been used in the prior year comparable periods.
We report our consolidated financial results in accordance with U.S. GAAP. Management believes that the presentation in this report of non-GAAP financial measures of certain adjusted data and the period-to-period percentage changes in such measures, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. This information includes consolidated net sales, gross margin, net earnings attributable to noncontrolling interest, in addition to segment net sales, gross margin, gross margin as a percentage of net sales, and average selling prices per ton of ammonia and granular urea presented on an as adjusted basis as if all CFL sales to the noncontrolling interest had been priced based on market-based selling prices for the twelve months of 2013 and 2012. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the periods' operating performance, and do not purport to represent what our actual consolidated results of operations would have been, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with U.S. GAAP.
Net Operating Loss (NOL) Settlement
At the time of our initial public offering (IPO) in 2005, we had accumulated a substantial amount of NOLs. Due to the uncertainty of realizing the tax benefit from the NOLs when we ceased to be a non-exempt cooperative for income tax purposes and became a public company, a full valuation allowance was recorded against the benefit of those NOLs. At that time, we entered into an agreement (NOL Agreement) with the pre-IPO owners under which they would benefit should any of the pre-IPO NOLs be realized in future years by using the NOLs to offset post-IPO taxable income. If this were to occur, we would pay the pre-IPO owners amounts equal to the resulting federal and state income taxes actually saved. As of December 31, 2012, the NOLs had a potential tax benefit of $94.3 million, which had been fully reserved by the valuation allowance.
In January 2013, we and the pre-IPO owners amended the NOL Agreement to provide, among other things, that we would be entitled to retain 26.9% of any settlement realized and 73.1% would be payable to them.
In March 2013, we entered into a closing agreement with the Internal Revenue Service (IRS) to resolve the tax treatment of the pre-IPO NOLs. Pursuant to the closing agreement, we agreed with the IRS that we will be entitled to a tax deduction equal to a portion of the NOLs over five years commencing with the 2012 tax year. The $20.6 million net benefit from this NOL settlement was recognized in the first quarter of 2013 as follows:

•	NOL tax benefits of $75.8 million were recognized, which reduced income tax expense.

•
A charge of $55.2 million was recognized for the 73.1% portion of the NOL benefit that will be paid to the pre-IPO owners as the tax benefits are realized. The $55.2 million charge was recognized in the consolidated statement of operations in other non-operating—net.

Financial Executive Summary

•
We reported net earnings of $1.4 billion in 2014, compared to net earnings of $1.5 billion in 2013, or a decline of $74.3 million or 5%. Diluted earnings per share attributable to common stockholders increased 9% to $27.08 per share in 2014 from $24.74 per share in 2013 as the impact of lower average shares outstanding in 2014 due to our share repurchase program offset the impact of lower net earnings. During 2014, we repurchased 7.7 million shares of our common stock representing 14% of the prior year end outstanding shares, at a cost of $1.9 billion.

•
The 2014 reported results were significantly impacted by the sale of the Company’s phosphate business as the gain on the sale of this business partially offset a decline in operating results from our continuing Nitrogen Product Segments.  In the first quarter of 2014, the Company sold its phosphate business and recognized a pre-tax gain of $750.1 million ($462.8 million after tax) on the sale of this business.

•
Our gross margin declined by $741.7 million, or 29%, to $1.8 billion in 2014 from $2.5 billion in 2013. The impact of the sale of the phosphate business reduced gross margin by $64.8 million while the decline in the Nitrogen Product Segments reduced gross margin by $676.9 million, or 28%. The decline in the Nitrogen Product Segments was due primarily to lower average selling prices, higher natural gas costs, and the impact of mark-to-market losses on natural gas derivatives.

◦
Average selling prices in the Nitrogen Product Segments declined by 4% in 2014 as compared to 2013, which reduced gross margins by $358.9 million. The decline in selling prices was primarily attributable to lower

CF INDUSTRIES HOLDINGS, INC.

ammonia prices due to high producer inventory levels entering into 2014 and lower UAN pricing due to customer’s preferences for attractively priced ammonia.

◦
Higher physical natural gas costs, partially offset by realized natural gas derivative impacts, reduced gross margin by $122.3 million as the extremely cold winter weather in North America at the beginning of 2014 caused a spike in natural gas costs that tempered as the year progressed, but remained above 2013 levels for the entire year.

◦	Unrealized mark-to-market activity on natural gas derivatives decreased gross margin between the periods by $132.4 million as 2014 included a $79.5 million loss and 2013 included a $52.9 million gain.

•
Selling, general and administrative expenses declined by $14.1 million, or 8% to $151.9 million in 2014 from $166.0 million in 2013 due to lower incentive compensation costs in 2014 and lower expenditures for certain corporate activities such as information technology projects.

•
Other operating expenses increased by $69.1 million from $15.8 million of income in 2013 to expense of $53.3 million in 2014. The increased expense was due primarily to losses on foreign currency derivatives contracts resulting from a strengthening U.S. dollar and from increases in certain expenses related to our capacity expansion projects that do not qualify for capitalization. The derivative contracts are used to hedge our European euro exposure on equipment purchases relating to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.

•
Net interest expense increased by $29.8 million to $177.3 million in 2014 from $147.5 million in 2013 due primarily to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013. This increase was partially offset by increased capitalized interest of $74.2 million in 2014 primarily related to our capacity expansion projects compared to $26.7 million in 2013.

•
Net cash provided by operating activities in 2014 was $1.4 billion as compared to $1.5 billion in 2013. The $58.2 million decrease in net cash provided by operating activities resulted from lower earnings from core operating activities partially offset by favorable working capital changes during 2014 versus 2013. The lower earnings from core operating activities were primarily the result of the $741.7 million decline in gross margin. Partially offsetting the decline in gross margin, $638.6 million less was invested in net working capital than in 2013. Improvements in working capital during 2014 were due to a combination of higher customer advances, lower inventory levels and lower amounts paid for income taxes in 2014 as compared in 2013. Customer advances are higher in anticipation of a busy spring 2015 application season combined with tighter North American nitrogen fertilizer supply compared to the prior year period.

•
Net cash used in investing activities was $343.5 million in 2014 compared to $1,019.3 million in 2013. During 2014, we spent $1.8 billion on capital expenditures primarily related to the capacity expansion projects, partially offset by the proceeds of $1.4 billion we received from the sale of phosphate business. In 2013, we spent $823.8 million in capital expenditures and made a $154.0 million deposit in a restricted cash account, both primarily related to the major capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities.

•
We are currently constructing new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex that are referred to as our capacity expansion projects. As discussed in the Liquidity and Capital Resources section of this Management Discussion and Analysis, the aggregate cost estimate for the total projects has increased just under 10% from the original $3.8 billion to approximately $4.2 billion.

•	The following is a summary of certain significant items that impacted the consolidated financial results in 2014, 2013 and 2012:

◦
Net earnings attributable to common stockholders of $1.4 billion for 2014 included a $750.1 million pre-tax gain ($462.8 million after tax) on the sale of the phosphate business, a $79.5 million unrealized net mark-to-market loss ($50.1 million after tax) on natural gas derivatives, $30.7 million of expenses ($19.4 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, a $38.4 million ($24.2 million after tax) realized and unrealized net losses on foreign currency derivatives and $13.1 million ($8.2 million after tax) of retirement benefits settlement charges. During 2014, we repurchased 7.7 million shares of our common stock at an average price of $250 per share representing 14% of the prior year end's outstanding shares at a cost of $1.9 billion.

CF INDUSTRIES HOLDINGS, INC.

◦
In 2013, we reported net earnings attributable to common stockholders of $1.5 billion. Our 2013 results included a $52.9 million pre-tax unrealized net mark-to-market gain ($33.5 million after tax) on natural gas derivatives, $10.8 million of expenses ($6.8 million after tax) related to our capacity expansion projects, $20.8 million ($13.2 million after tax) of realized and unrealized net gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs. During 2013, we repurchased 7.3 million shares of our common stock at an average price of $197 representing 12% of the prior year end's outstanding shares at a cost of $1.4 billion.

◦
In 2012, we reported net earnings attributable to common stockholders of $1.8 billion which included a $66.5 million pre-tax unrealized net mark-to-market gain ($41.2 million after tax) on natural gas derivatives, $8.1 million of realized and unrealized net gains ($5.0 million after tax) on foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits. During 2012, we repurchased 3.1 million shares of our common stock at an average price of $164 representing 5% of the prior year end's outstanding shares at a cost of $0.5 billion.

Key Industry Factors
We operate in a highly competitive, global industry. Our agricultural products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.
Global Supply & Demand
Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, federal regulations, including requirements mandating increased use of bio-fuels and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key exporting/consuming countries such as China, India and Brazil, among others, often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs, availability of raw materials, government policies and global trade.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN and other nitrogen products. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America declined over the past several years, but are subject to volatility. During the three year period ended December 31, 2014, the daily closing price at the Henry Hub reached a high of $7.94 per MMBtu on March 5, 2014 and a low of $1.84 per MMBtu on April 20, 2012. Natural gas costs, including the impact of realized natural gas derivatives, rose 16% in 2014 from 2013. Expenditures on natural gas represent a significant portion of our production costs. For example, natural gas costs, including realized gains and losses, comprised approximately 52% of our Nitrogen Product Segments total production costs in 2014.
Farmers' Economics
The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like their current liquidity, soil conditions, weather patterns, crop prices and the types of crops planted.

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
Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, Ukraine, Republic of Trinidad and Tobago, Venezuela, North Africa, Russia and China are major exporters to North America.
Government Policies
The policies of governments around the world can result in restrictions on imports and exports, the subsidization of natural gas prices, the subsidization of domestic producers and the subsidization of exports. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by political and social objectives.
Ethanol Industry and the Renewable Fuel Standard
Corn used to produce ethanol accounts for approximately 38% of total U.S. corn demand. U.S. government policy, as expressed in the Renewable Fuel Standard (RFS), is a major determinant for the ethanol market. The RFS establishes minimum volumes of various types of renewable fuels, including ethanol, that must be included in the United States’ supply of fuel for transportation. For 2015, the Environmental Protection Agency (EPA) has yet to determine the RFS resulting in uncertainty for ethanol demand. In addition, Congress, at various times, has proposed legislation to either reduce or eliminate the RFS. While past legislation proposing changes to the RFS has not passed, there can be no assurance that future legislation will not be passed into law. Other factors that drive the ethanol market include the prices of ethanol, gasoline and corn. Lower gasoline prices may put pressure on ethanol prices that could result in reduced profitability and lower production for the ethanol industry.
Factors Affecting Our Results
Net Sales.    Our net sales are derived primarily from the sale of nitrogen fertilizers and are determined by the quantities of fertilizers we sell and the selling prices we realize. The volumes, mix and selling prices we realize are determined to a great extent by a combination of global and regional supply and demand factors. Net sales also include shipping and handling costs that are billed to our customers. Sales incentives are reported as a reduction in net sales.
Cost of Sales.    Our cost of sales includes manufacturing costs, purchased product costs, and distribution costs. Manufacturing costs, the most significant element of cost of sales, consist primarily of raw materials, realized and unrealized gains and losses on natural gas derivative instruments, maintenance, direct labor, depreciation and other plant overhead expenses. Purchased product costs primarily include the cost to purchase nitrogen fertilizers to augment or replace production at our facilities. Distribution costs include the cost of freight required to transport finished products from our plants to our distribution facilities and storage costs incurred prior to final shipment to customers.
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. As our customers enter into forward nitrogen fertilizer purchase contracts with us, we often use derivative instruments to reduce our exposure to changes in the cost of natural gas, the largest and most volatile component of our manufacturing costs for nitrogen-based fertilizer. We report our natural gas derivatives on the consolidated balance sheets at their fair value. Changes in the fair value of these derivatives are recorded in cost of sales as the changes occur. See "Forward Sales and Customer Advances" later in this discussion and analysis. As a result of fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, our reported selling prices and margins may differ from market spot prices and margins available at the time of shipment. Volatility in quarterly reported earnings also may arise from the unrealized mark-to-market adjustments in the value of derivatives.
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
Equity in Earnings of Operating Affiliates.    We have investments accounted for under the equity method for which the results are included in our operating earnings. These consist of the following: (1) 50% ownership interest in PLNL and (2) 50% interest in an ammonia storage joint venture located in Houston, Texas. We include our share of the net earnings from these investments as an element of earnings from operations because these investments provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the Nitrogen Product Segments. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition.
Interest Expense.    Our interest expense includes the interest on our long-term debt, amortization of the related fees required to execute financing agreements and annual fees on our senior revolving credit facility. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the facility along with all other construction costs.
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
Net Earnings Attributable to Noncontrolling Interest.    Net earnings attributable to noncontrolling interest include the net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP. Net earnings attributable to noncontrolling interest for the first four months of 2013 and all of 2012 also included the interest of the 34% holder of CFL's equity ownership. On April 30, 2013, we purchased the noncontrolling interests of CFL.
We own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights once a minimum distribution threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$4,743.2	$5,474.7	$6,104.0	$(731.5)	(13)%	$(629.3)	(10)%
Cost of sales	2,964.7	2,954.5	2,990.7	10.2	—%	(36.2)	(1)%
Gross margin	1,778.5	2,520.2	3,113.3	(741.7)	(29)%	(593.1)	(19)%
Gross margin percentage	37.5%	46.0%	51.0%	(8.5)%		(5.0)%
Selling, general and administrative expenses	151.9	166.0	151.8	(14.1)	(8)%	14.2	9%
Other operating—net	53.3	(15.8)	49.1	69.1	N/M	(64.9)	(132)%
Total other operating costs and expenses	205.2	150.2	200.9	55.0	37%	(50.7)	(25)%
Gain on sale of phosphate business	750.1	—	—	750.1	N/M	—	N/M
Equity in earnings of operating affiliates	43.1	41.7	47.0	1.4	3%	(5.3)	(11)%
Operating earnings	2,366.5	2,411.7	2,959.4	(45.2)	(2)%	(547.7)	(19)%
Interest expense—net	177.3	147.5	131.0	29.8	20%	16.5	13%
Other non-operating—net	1.9	54.5	(1.1)	(52.6)	(97)%	55.6	N/M
Earnings before income taxes and equity in earnings of non-operating affiliates	2,187.3	2,209.7	2,829.5	(22.4)	(1)%	(619.8)	(22)%
Income tax provision	773.0	686.5	964.2	86.5	13%	(277.7)	(29)%
Equity in earnings of non-operating affiliates—net of taxes	22.5	9.6	58.1	12.9	134%	(48.5)	(83)%
Net earnings	1,436.8	1,532.8	1,923.4	(96.0)	(6)%	(390.6)	(20)%
Less: Net earnings attributable to noncontrolling interest	46.5	68.2	74.7	(21.7)	(32)%	(6.5)	(9)%
Net earnings attributable to common stockholders	$1,390.3	$1,464.6	$1,848.7	$(74.3)	(5)%	$(384.1)	(21)%
Diluted net earnings per share attributable to common stockholders	$27.08	$24.74	$28.59	$2.34		$(3.85)
Diluted weighted-average common shares outstanding	51.3	59.2	64.7	(7.9)		(5.5)
Dividends declared per common share	$5.00	$2.20	$1.60	$2.80		$0.60
Supplemental Data:
Purchased natural gas costs (per MMBtu)(1)	$4.49	$3.64	$2.81	$0.85		$0.83
Realized derivatives (gain) loss (per MMBtu)(2)	(0.24)	0.02	0.58	(0.26)		(0.56)
Cost of natural gas (per MMBtu)	$4.25	$3.66	$3.39	$0.59	16%	$0.27	8%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$4.32	$3.72	$2.75	$0.60	16%	$0.97	35%
Capital expenditures	$1,808.5	$823.8	$523.5	$984.7	120%	$300.3	57%
Production volume by product tons (000s):
Ammonia(3)	7,011	7,105	7,067	(94)	(1)%	38	1%
Granular urea	2,347	2,474	2,560	(127)	(5)%	(86)	(3)%
UAN (32%)	5,939	6,332	6,027	(393)	(6)%	305	5%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas purchased during the period for use in production.

(2)	Includes the impact of gains and losses on natural gas derivatives that were settled and realized during the period. Excludes the unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into urea and/or UAN.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications
As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, on April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly-owned subsidiary of CF Industries. As a result, the consolidated financial results for 2014 included twelve months of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. The 2012 annual period included twelve months of selling prices based upon production cost plus an agreed-upon margin. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.
The following table adjusts the results for 2013 and 2012 to market-based selling prices for the full year to be on a comparable basis with 2014.

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except percentages)
Net sales
As reported	$4,743.2	$5,474.7	$6,104.0	$(731.5)	(13)%	$(629.3)	(10)%
Impact of selling price adjustment	—	71.1	193.8	(71.1)		(122.7)
As adjusted	$4,743.2	$5,545.8	$6,297.8	$(802.6)	(14)%	$(752.0)	(12)%
Gross margin
As reported	$1,778.5	$2,520.2	$3,113.3	$(741.7)	(29)%	$(593.1)	(19)%
Impact of selling price adjustment	—	71.1	193.8	(71.1)		(122.7)
As adjusted	$1,778.5	$2,591.3	$3,307.1	$(812.8)	(31)%	$(715.8)	(22)%
Net earnings attributable to noncontrolling interest
As reported	$46.5	$68.2	$74.7	$(21.7)	(32)%	$(6.5)	(9)%
Impact of selling price adjustment	—	71.1	193.8	(71.1)		(122.7)
As adjusted	$46.5	$139.3	$268.5	$(92.8)	(67)%	$(129.2)	(48)%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Operating Results
During the third quarter of 2014, we adopted a new segment reporting structure that includes the following five segments: ammonia, granular urea, UAN, other, and phosphate. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the “Nitrogen Product Segments.”
Our total gross margin declined by $741.7 million, or 29%, to $1.8 billion in 2014 from $2.5 billion in 2013. The sale of the phosphate business reduced gross margin between the periods by $64.8 million as the business was sold in the first quarter of 2014, but had reported results in both the first six months of 2014 and the entire year in 2013. Gross margin for the Nitrogen Product Segments declined by $676.9 million, or 28%. This decline in gross margin is due primarily to the following factors:

•	Average selling prices in the Nitrogen Product Segments declined by 4%, which reduced gross margin by $358.9 million.

•	Sales volume in the Nitrogen Product Segments increased by 3%, which increased gross margin by $73.5 million.

•	Higher natural gas costs reduced gross margin by $122.3 million.

•	Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $132.4 million as 2014 included a $79.5 million loss and 2013 included a $52.9 million gain.

•	Other production costs, including production outage related expenses, and distribution and storage expenses increased compared to the prior year.

CF INDUSTRIES HOLDINGS, INC.

Net earnings attributable to common stockholders of $1.4 billion for 2014 included a $750.1 million pre-tax gain ($462.8 million after tax) on the sale of the phosphate business, $79.5 million unrealized net mark-to-market loss ($50.1 million after tax) on natural gas derivatives, $30.7 million of expenses ($19.4 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, $38.4 million ($24.2 million after tax) realized and unrealized net losses on foreign currency derivatives and $13.1 million ($8.2 million after tax) of retirement benefits settlement charges. Net earnings in 2013 of $1.5 billion included a $52.9 million unrealized net mark-to-market gain ($33.5 million after tax) on natural gas derivatives, $10.8 million of expenses ($6.8 million after tax) related to our capacity expansion projects, a $20.8 million ($13.2 million after tax) realized and unrealized net gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs.
Net Sales
Net sales decreased $731.5 million, or 13%, to $4.7 billion in 2014 compared to $5.5 billion in 2013. These results were impacted by the CFL selling price modifications in the prior year. On an as adjusted basis, 2014 net sales decreased 14% compared to 2013. The $731.5 million decrease in net sales is attributable to a $103.0 million decrease in the Nitrogen Product Segments and a $628.5 million decrease in the phosphate segment due to the sale of the phosphate business in March 2014.
Nitrogen Product Segments net sales decreased $103.0 million, or 2%, due primarily to a 4% decline in average selling prices partially offset by a 3% increase in sales volume. Nitrogen Product Segments average selling prices declined due primarily to lower ammonia and UAN selling prices compared to the prior year period. Ammonia prices were lower due primarily to the higher producer inventory levels that carried over from the end of 2013 as compared to the previous year as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. The decline in UAN prices was due primarily to customer preferences for attractively priced ammonia during the extended spring ammonia application season in 2014.
Nitrogen Product Segments sales volume increased due primarily to increased sales of ammonia and increased sales in the other segment, mainly AN and DEF. Ammonia volume benefited this year from a combination of attractive pricing compared to other forms of nitrogen fertilizer, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply in advance of periods of high demand. In addition, sales to Mosaic under our ammonia supply contract from our PLNL joint venture also increased volume compared to the prior year period. Other segment sales volume increased due to higher AN exports and increased late season AN fertilizer demand compared to the prior year period. DEF volume increased along with the growing North American DEF market.
Cost of Sales
Total cost of sales increased $10.2 million from 2013 to 2014 due primarily to higher Nitrogen Product Segments cost of sales partially offset by the sale of the phosphate business in March 2014. Total cost of sales per ton in our Nitrogen Product Segments averaged $211 per ton in 2014 compared to $172 per ton in 2013. This 23% increase was due primarily to higher natural gas costs and higher other production costs. Total realized gas costs increased 16%. Natural gas costs for the current year also included a $79.5 million unrealized net mark-to-market loss on natural gas derivatives and 2013 included a $52.9 million gain. Additionally, we incurred higher other production costs, including production outage related expenses, and distribution and storage expenses compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $14.1 million to $151.9 million in 2014 from $166.0 million in 2013. The decrease was due primarily to lower incentive compensation costs and lower corporate office costs for certain corporate activities such as information technology projects.
Other Operating—Net
Other operating—net changed by $69.1 million from $15.8 million of income in 2013 to expense of $53.3 million in 2014. The increased expense was due primarily to $38.4 million of losses on foreign currency derivatives in 2014 compared to $20.8 million of gains in 2013. Additionally, expenses related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization increased by $19.9 million between the years.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Business Disposition
In March 2014, we completed the sale of the Company’s phosphate mining and manufacturing business to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash. In 2014, we recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $43.1 million in 2014 as compared to $41.7 million in 2013. The increase was due primarily to improved operating results from PLNL.
Interest—Net
Net interest expense was $177.3 million in 2014 compared to $147.5 million in 2013. The $29.8 million increase in net interest expense was due primarily to the interest expense on the $1.5 billion of senior notes issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013. This increase was partially offset by capitalized interest of $74.2 million in 2014 primarily related to our capacity expansion projects compared to $26.7 million in 2013.
Other Non-Operating—Net
Other non-operating-net was a $1.9 million expense in 2014 compared to expense of $54.5 million in 2013. As discussed under Items Affecting Comparability of Results-Net Operating Loss Settlement, in 2013, a charge of $55.2 million was recognized for the 73.1% portion of the NOLs we had accumulated prior to our 2005 public offering that will be paid to pre-IPO owners as NOL tax benefits are realized.
Income Taxes
Our income tax provision for 2014 was $773.0 million on pre-tax income of $2.2 billion, or an effective tax rate of 35.3%, compared to an income tax provision of $686.5 million on pre-tax income of $2.2 billion, or an effective tax rate of 31.1% in the prior year. The primary increase in the effective tax rate in 2014 was due to the fact that we recognized a tax benefit in 2013 for the impact of our closing agreement with the IRS (2.2%), enabling us to utilize a portion of our pre-IPO NOLs. The current year effective tax rate is also impacted by reduced tax benefits from depletion (1.1%) related to our disposed phosphate business. The income tax provision in 2014 includes $287.3 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 1.5%.
The effective tax rate does not reflect a tax provision on the earnings attributable to noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $12.9 million increase in 2014 compared to 2013 was due primarily to increased earnings from GrowHow reflecting lower natural gas prices in the United Kingdom and improved trading performance at Keytrade.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $21.7 million in 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased to $27.08 in 2014 from $24.74 in 2013 due primarily to the gain on the phosphate business sale and a lower weighted-average number of outstanding shares due to the impact of share repurchase programs. We repurchased 7.7 million shares in 2014 for $1.9 billion, or an average cost of $250 per share. The total shares repurchased during 2014 represent 14% of the shares outstanding as of December 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Operating Results
Net sales and net earnings for 2013 declined in both the Nitrogen Product Segments and the phosphate segment from prior year levels. These declines were due to increased supply and weakness in global fertilizer markets. Higher exports by Chinese producers increased supply and weighed on global nitrogen prices, while weaker demand from India had a similar impact on phosphate prices. North American demand in 2013 for both the nitrogen and the phosphate fertilizers was impacted by a delayed fall application period due to a late harvest and a narrow application window due to adverse weather in the Midwest. Additionally, an 8% increase in realized natural gas costs contributed to lower earnings in 2013 compared to 2012.
Our total gross margin decreased by $593.1 million, or 19%, to $2.5 billion in 2013 from $3.1 billion in 2012 reflecting declines in the Nitrogen Product Segments and the phosphate segment. The consolidated gross margin was impacted by the CFL selling price modifications previously discussed. On an as adjusted basis, the gross margin decreased 22% from the prior year.
In the Nitrogen Product segments, the gross margin decreased by $468.3 million, or 16%, to $2.4 billion as compared to $2.9 billion in 2012 due primarily to an 8% decrease in average selling prices, an 8% increase in realized natural gas costs, and a $13.6 million decrease in net unrealized mark-to-market gains on natural gas derivatives in 2013 as compared to 2012. The Nitrogen Product Segments gross margin was impacted by the CFL sales price modifications.
In the phosphate segment, gross margin decreased by $124.8 million, or 62%, to $74.9 million in 2013 from $199.7 million in 2012, due primarily to a 13% decline in average selling prices and a 9% decrease in sales volume.
Net earnings attributable to common stockholders of $1.5 billion for 2013 included $52.9 million of pre-tax unrealized mark-to-market gains ($33.5 million after tax) on natural gas derivatives, $10.8 million of expenses ($6.8 million after tax) related to our capacity expansion projects, $20.8 million ($13.2 million after tax) of realized and unrealized net gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs. Net earnings in 2012 of $1.8 billion included $66.5 million of pre-tax unrealized net mark-to-market gain ($41.2 million after tax) on natural gas derivatives, $8.1 million ($5.0 million after tax) of realized and unrealized net gains on foreign currency derivatives, a $15.2 million charge ($9.4 million after tax) for the accelerated amortization of deferred loan fees on our 2010 credit agreement that we replaced in May 2012 and a $10.9 million pre-tax curtailment gain ($6.8 million after tax) from a reduction in certain retiree medical benefits.
Net Sales
Net sales decreased $629.3 million, or 10%, to $5.5 billion in 2013 compared to $6.1 billion in 2012 with a $418.8 million decrease in the Nitrogen Product Segments and a $210.5 million decrease in the phosphate segment. These results were impacted by the CFL selling price modifications. On an as adjusted basis, consolidated 2013 net sales decreased 12% compared to 2012.
In the Nitrogen Product Segments, net sales decreased 8% due primarily to an 8% decrease in average selling prices. The decrease in prices was due primarily to increased supply from China and a shift in product mix from ammonia to UAN. The comparability of 2013 Nitrogen Product Segments net sales to 2012 was impacted by the CFL sales price modifications. In the phosphate segment, net sales declined $210.5 million, or 21%, due to a 13% decrease in average selling prices and a 9% decrease in volume. The decrease in prices was due primarily to lower global demand, notably India.
Cost of Sales
Cost of sales decreased $36.2 million, or 1%, from 2012 to 2013. Cost of sales per ton in our Nitrogen Product Segments averaged $172 in 2013, a 2% increase over a cost of sales per ton of $168 in 2012. The increase was due primarily to an 8% increase in realized natural gas costs and a $13.6 million decrease in net mark-to-market gains related to natural gas derivatives. Phosphate segment cost of sales averaged $389 per ton in 2013 compared to $397 per ton in the prior year. This 2% decrease was due primarily to reduced raw material costs, namely ammonia and sulfur.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.2 million to $166.0 million in 2013 from $151.8 million in 2012. The increase was due primarily to higher corporate office costs, including costs associated with certain information technology development activities, including the implementation and incremental amortization of the cost of a new enterprise resource planning system. Additionally, higher legal fees were incurred in 2013 due to strategic initiatives including the acquisition of CFL and the sale of the phosphate business.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net
Other operating—net was $15.8 million of income in 2013 compared to a $49.1 million net expense in 2012. The 2013 income included $20.8 million of gains on foreign currency derivatives related to our capacity expansion projects, partially offset by $10.8 million of expenses related to our capacity expansion activities and $5.6 million of losses on the disposal of fixed assets. The expense recorded in 2012 consisted primarily of $21.9 million of costs associated with engineering studies for capacity expansion projects at various nitrogen complexes, $13.3 million of environmental and other costs associated with our closed facilities and $5.5 million of losses on the disposal of fixed assets.
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
Other Non‑Operating—Net
Other non‑operating—net was a $54.5 million expense in 2013 compared to income of $1.1 million in 2012. As discussed under Items Affecting Comparability of Results‑Net Operating Loss Settlement, in 2013, a charge of $55.2 million was recognized for the 73.1% portion of the NOLs we had accumulated prior to our 2005 public offering that will be paid to pre‑IPO owners as NOL tax benefits are realized.
Income Taxes
Our income tax provision for 2013 was $686.5 million on pre-tax income of $2.2 billion, or an effective tax rate of 31.1%, compared to an income tax provision of $964.2 million on pre-tax income of $2.8 billion, or an effective tax rate of 34.1% in the prior year. The effective tax rate was reduced due to an IRS tax settlement (2.2%), the impact of lower state income taxes resulting from our legal entity restructuring (1.5%) and the increased tax benefits from a depletion tax method change (0.8%), partially offset by an increased tax expense related to our future repatriation of foreign earnings (1.5%).
The effective tax rate does not reflect a tax provision on the earnings attributable to noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements included in Item 8 of this report.
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
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $6.5 million in 2013 compared to 2012 due primarily to lower net earnings at TNCLP for the year and the April 30, 2013 purchase of the noncontrolling interests in CFL. Net earnings attributable to noncontrolling interest for 2013 and 2012 include the net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP for the entire year. For additional information, see the section titled Items Affecting Comparability of Results earlier in this discussion and analysis.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased to $24.74 in the 2013 from $28.59 in 2012 due to a decrease in net earnings attributable to common stockholders, partially offset by a decrease in the weighted-average number of shares outstanding due to our share repurchase programs. During 2013, we repurchased 7.3 million shares of our common stock for $1.4 billion, representing 12% of the shares outstanding as of December 31, 2012. During 2012, we repurchased 3.1 million shares for $500.0 million.

CF INDUSTRIES HOLDINGS, INC.

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
In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocation. As a result, the number of our reporting segments increased from two to five segments, consisting of the following: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new segment structure on a comparable basis. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases. We use gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non‑operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.
The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in million, except percentages)
Year ended December 31, 2014
Net sales	$1,576.3	$914.5	$1,669.8	$414.2	$168.4	$4,743.2
Cost of sales	983.2	516.6	997.4	309.2	158.3	2,964.7
Gross margin	$593.1	$397.9	$672.4	$105.0	$10.1	$1,778.5
Gross margin percentage	37.6%	43.5%	40.3%	25.4%	6.0%	37.5%
Year ended December 31, 2013
Net sales	$1,437.9	$924.6	$1,935.1	$380.2	$796.9	$5,474.7
Cost of sales	656.5	410.1	895.6	270.3	722.0	2,954.5
Gross margin	$781.4	$514.5	$1,039.5	$109.9	$74.9	$2,520.2
Gross margin percentage	54.3%	55.6%	53.7%	28.9%	9.4%	46.0%
Year ended December 31, 2012
Net sales	$1,677.6	$1,143.4	$1,886.2	$389.4	$1,007.4	$6,104.0
Cost of sales	712.7	406.2	793.2	270.9	807.7	2,990.7
Gross margin	$964.9	$737.2	$1,093.0	$118.5	$199.7	$3,113.3
Gross margin percentage	57.5%	64.5%	57.9%	30.4%	19.8%	51.0%
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications
As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, on April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly-owned subsidiary of CF Industries. As a result, the consolidated financial results for 2014 included twelve months of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. The 2012 annual period included twelve months of selling prices based upon production cost plus an agreed-upon margin. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.
The following table adjusts the results for 2013 and 2012 to market-based selling prices for the full year to be on a comparable basis with 2014.

	Year Ended December 31,
	2014	2013	2012	2014 v 2013		2013 v 2012
	(in millions, except percentages)
Ammonia Segment
Net sales
As reported	$1,576.3	$1,437.9	$1,677.6	$138.4	10%	$(239.7)	(14)%
Impact of selling price adjustment	—	44.8	102.1	(44.8)		(57.3)
As adjusted	$1,576.3	$1,482.7	$1,779.7	$93.6	6%	$(297.0)	(17)%
Gross margin
As reported	$593.1	$781.4	$964.9	$(188.3)	(24)%	$(183.5)	(19)%
Impact of selling price adjustment	—	44.8	102.1	(44.8)		(57.3)
As adjusted	$593.1	$826.2	$1,067.0	$(233.1)	(28)%	$(240.8)	(23)%
Gross margin percentage
As reported	37.6%	54.3%	57.5%
Impact of selling price adjustment	—	1.4	2.5
As adjusted	37.6%	55.7%	60.0%
Average selling price per product ton
As reported	$531	$592	$602	$(61)	(10)%	$(10)	(2)%
Impact of selling price adjustment	—	19	37	(19)		(18)
As adjusted	$531	$611	$639	$(80)	(13)%	$(28)	(4)%

Granular Urea Segment
Net sales
As reported	$914.5	$924.6	$1,143.4	$(10.1)	(1)%	$(218.8)	(19)%
Impact of selling price adjustment	—	26.3	91.7	(26.3)		(65.4)
As adjusted	$914.5	$950.9	$1,235.1	$(36.4)	(4)%	$(284.2)	(23)%
Gross margin
As reported	$397.9	$514.5	$737.2	$(116.6)	(23)%	$(222.7)	(30)%
Impact of selling price adjustment	—	26.3	91.7	(26.3)		(65.4)
As adjusted	$397.9	$540.8	$828.9	$(142.9)	(26)%	$(288.1)	(35)%
Gross margin percentage
As reported	43.5%	55.6%	64.5%
Impact of selling price adjustment	—	1.3	2.6
As adjusted	43.5%	56.9%	67.1%
Average selling price per product ton
As reported	$372	$369	$441	$3	1%	$(72)	(16)%
Impact of selling price adjustment	—	10	35	(10)		(25)
As adjusted	$372	$379	$476	$(7)	(2)%	$(97)	(20)%

CF INDUSTRIES HOLDINGS, INC.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer product as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the “basic” nitrogen product that we upgrade into other nitrogen products such as urea and UAN. We produce ammonia at all seven of our nitrogen manufacturing complexes in North America.
The following table presents summary operating data for our ammonia segment:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$1,576.3	$1,437.9	$1,677.6	$138.4	10%	$(239.7)	(14)%
Cost of sales	983.2	656.5	712.7	326.7	50%	(56.2)	(8)%
Gross margin	$593.1	$781.4	$964.9	$(188.3)	(24)%	$(183.5)	(19)%
Gross margin percentage	37.6%	54.3%	57.5%	(16.7)%		(3.2)%
Sales volume by product tons (000s)	2,969	2,427	2,786	542	22%	(359)	(13)%
Sales volume by nutrient tons (000s)(1)	2,434	1,990	2,285	444	22%	(295)	(13)%
Average selling price per product ton	$531	$592	$602	$(61)	(10)%	$(10)	(2)%
Average selling price per nutrient ton(1)	$648	$723	$734	$(75)	(10)%	$(11)	(1)%
Gross margin per product ton	$200	$322	$346	$(122)	(38)%	$(24)	(7)%
Gross margin per nutrient ton(1)	$244	$393	$422	$(149)	(38)%	$(29)	(7)%
Depreciation and amortization	$69.0	$58.2	$67.8	$10.8	19%	$(9.6)	(14)%
_______________________________________________________________________________

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the ammonia segment increased by $138.4 million, or 10%, to $1.6 billion in 2014 from $1.4 billion in 2013 due primarily to a 22% increase in volume, partially offset by a 10% decrease in average selling prices. The comparability of the ammonia segment net sales was impacted by the CFL selling price modifications in the prior year. On an as adjusted basis, net sales increased by $93.6 million, or 6%, and average selling prices decreased 13%. The increased volume is due to a combination of attractive pricing compared to other forms of nitrogen, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply in advance of periods of high demand. In addition, sales to Mosaic under our contract to supply ammonia from our PLNL joint venture also increased sales volume compared to the prior year period. The decrease in average selling prices from prior year levels is due primarily to the North American inventory levels that were higher entering 2014 as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. This was partially offset by a stronger pricing environment at the end of 2014 due to tighter supply after the strong 2014 spring season and a high level of global production outages in the current year.
Cost of Sales. Cost of sales in our ammonia segment averaged $331 per ton in 2014, a 23% increase over the $270 per ton in 2013 due primarily to higher natural gas costs and higher other production cost. Total gas costs for the year increased 16%, plus the impact of mark-to-market on natural gas derivatives increased ammonia segment gas costs by $42.9 million compared to the prior year period.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales. Net sales in the ammonia segment decreased by $239.7 million, or 14%, to $1.4 billion in 2013 from $1.7 billion in 2012 due primarily to a 13% decrease in sales volume and a 2% decrease in average selling prices. The comparability of the ammonia segment net sales were impacted by the CFL selling price modifications. On an as adjusted basis, net sales in the ammonia segment decreased $297.0 million, or 17%, and average selling prices decreased 4%. The decrease in average selling prices from prior year levels was due to the combination of a weaker nitrogen pricing environment, generally higher domestic production rates and inventory levels, and reduced demand associated with unfavorable weather conditions. During 2013, the cold and wet spring and the shortened fall application season reduced ammonia demand compared to the favorable application environment during 2012.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales. Cost of sales in our ammonia segment averaged $270 per ton in 2013, a 5% increase over the $256 per ton in 2012 due primarily to higher production costs, which include higher natural gas costs. Total gas costs increased 8% compared to the prior year period.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$914.5	$924.6	$1,143.4	$(10.1)	(1)%	$(218.8)	(19)%
Cost of sales	516.6	410.1	406.2	106.5	26%	3.9	1%
Gross margin	$397.9	$514.5	$737.2	$(116.6)	(23)%	$(222.7)	(30)%
Gross margin percentage	43.5%	55.6%	64.5%	(12.1)%		(8.9)%
Sales volume by product tons (000s)	2,459	2,506	2,593	(47)	(2)%	(87)	(3)%
Sales volume by nutrient tons (000s)(1)	1,131	1,153	1,193	(22)	(2)%	(40)	(3)%
Average selling price per product ton	$372	$369	$441	$3	1%	$(72)	(16)%
Average selling price per nutrient ton(1)	$809	$802	$958	$7	1%	$(156)	(16)%
Gross margin per product ton	$162	$205	$284	$(43)	(21)%	$(79)	(28)%
Gross margin per nutrient ton(1)	$352	$446	$618	$(94)	(21)%	$(172)	(28)%
Depreciation and amortization	$37.5	$37.4	$35.4	$0.1	—%	$2.0	6%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the granular urea segment decreased by $10.1 million, or 1%, for 2014 compared to the same period of 2013 due primarily to a 2% decrease in sales volume, partially offset by a 1% increase in average selling prices. The comparability of the granular urea segment net sales was impacted by the CFL selling price modifications in the prior year. On an adjusted basis, net sales decreased by $36.4 million, or 4%, and average selling prices decreased 2%. Volumes were lower mainly due to our decision to reduce export volume as compared to the prior year due to anticipated robust domestic demand. The poor fall 2014 ammonia season combined with a tight ammonia supply contributed to increased demand at the end of 2014 and expectations for a strong 2015 spring season.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $210 per ton in 2014, a 28% increase over the $164 per ton in 2013 due primarily to increased natural gas costs which increased 16%, plus the impact of mark-to-market on natural gas derivatives which increased granular urea segment gas costs by $33.0 million compared to the prior year period.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales. Net sales in the granular urea segment decreased by $218.8 million, or 19%, to $924.6 million in 2013 from $1,143.4 million in 2012 due primarily to a 16% decrease in average selling prices and a 3% decrease in sales volume. The comparability of the granular urea segment net sales was impacted by the CFL selling price modifications. On an as adjusted basis, net sales in the granular urea segment decreased $284.2 million, or 23%, and average selling prices decreased 20%. The decrease in average selling prices to $369 per ton in 2013 compared to $441 per ton in 2012 was primarily due to increased supply in 2013 as a result of higher urea exports from Chinese producers during the low tariff export season.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $164 per ton in 2013, a 4% increase over the $157 per ton in 2012 due primarily to an increase in realized natural gas costs and a decrease in net mark-to-market gains related to natural gas derivatives.

CF INDUSTRIES HOLDINGS, INC.

UAN Segment
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our nitrogen complexes in Courtright, Ontario; Donaldsonville, Louisiana; Port Neal, Iowa; Verdigris, Oklahoma; Woodward, Oklahoma; and Yazoo City, Mississippi.
The following table presents summary operating data for our UAN segment:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$1,669.8	$1,935.1	$1,886.2	$(265.3)	(14)%	$48.9	3%
Cost of sales	997.4	895.6	793.2	101.8	11%	102.4	13%
Gross margin	$672.4	$1,039.5	$1,093.0	$(367.1)	(35)%	$(53.5)	(5)%
Gross margin percentage	40.3%	53.7%	57.9%	(13.4)%		(4.2)%
Sales volume by product tons (000s)	6,092	6,383	6,131	(291)	(5)%	252	4%
Sales volume by nutrient tons (000s)(1)	1,925	2,015	1,937	(90)	(4)%	78	4%
Average selling price per product ton	$274	$303	$308	$(29)	(10)%	$(5)	(2)%
Average selling price per nutrient ton(1)	$867	$960	$974	$(93)	(10)%	$(14)	(1)%
Gross margin per product ton	$110	$163	$178	$(53)	(33)%	$(15)	(8)%
Gross margin per nutrient ton(1)	$349	$516	$564	$(167)	(32)%	$(48)	(9)%
Depreciation and amortization	$179.3	$172.6	$171.1	$6.7	4%	$1.5	1%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the UAN segment decreased $265.3 million, or 14%, for 2014 due to a 10% decrease in average selling prices and a 5% decrease in sales volume. The decrease in UAN prices and volume was due primarily to the combination of customer preferences for attractively priced ammonia during the extended spring ammonia application season and lower production. Sales volume was negatively impacted by unplanned outages at the Woodward, Oklahoma nitrogen complex for maintenance and repairs of certain critical equipment.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $164 in 2014, a 17% increase over the $140 per ton in 2013 due primarily to increased natural gas costs which increased 16%, plus the impact of mark-to-market on natural gas derivatives which increased UAN segment gas costs by $49.3 million compared to the prior year period.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales. Net sales in the UAN segment increased by $48.9 million, or 3%, due to a 4% increase in sales volume and a 2% decrease in average selling prices. Average selling prices decreased to $303 per ton in 2013 compared to $308 per ton in 2012. The decrease in UAN prices and volume was due primarily to higher global supply of nitrogen fertilizer products.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $140 in 2013, an 8% increase over the $130 per ton in 2012 due primarily to increased natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
This segment primarily includes the following products:

•
Ammonium nitrate (AN) is a granular, nitrogen-based product with a nitrogen content of primarily 34%. AN is used by industrial customers for commercial explosives and blasting systems, and can also be used as nitrogen fertilizer. AN is produced at our Yazoo City, Mississippi complex.

•
Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water. DEF is used as a consumable in selective catalytic reduction in order to lower nitrogen oxide (NOx) concentration in the diesel exhaust emissions from diesel engines. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi complexes.

•
Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi complexes.

The following table presents summary operating data for our other segment:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$414.2	$380.2	$389.4	$34.0	9%	$(9.2)	(2)%
Cost of sales	309.2	270.3	270.9	38.9	14%	(0.6)	—%
Gross margin	$105.0	$109.9	$118.5	$(4.9)	(4)%	$(8.6)	(7)%
Gross margin percentage	25.4%	28.9%	30.4%	(3.5)%		(1.5)%
Sales volume by product tons (000s)	1,756	1,629	1,459	127	8%	170	12%
Sales volume by nutrient tons (000s)(1)	484	446	424	38	9%	22	5%
Average selling price per product ton	$236	$233	$267	$3	1%	$(34)	(13)%
Average selling price per nutrient ton(1)	$856	$852	$918	$4	—%	$(66)	(7)%
Gross margin per product ton	$60	$67	$81	$(7)	(10)%	$(14)	(17)%
Gross margin per nutrient ton(1)	$217	$246	$279	$(29)	(12)%	$(33)	(12)%
Depreciation and amortization	$66.9	$60.2	$60.3	$6.7	11%	$(0.1)	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the other segment increased $34.0 million, or 9%, for 2014 due to an 8% increase in sales volume, primarily AN and DEF. AN sales volume increased due to higher agricultural grade sales, both domestic and exports. DEF sales increased along with the growing North American DEF market.
Cost of Sales. Cost of sales per ton in our other segment averaged $176 in 2014, a 6% increase over the $166 per ton in 2013 due primarily to increased natural gas costs.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales. Net sales in the other segment decreased $9.2 million, or 2%, to $380.2 million in 2013 from $389.4 million in 2012 due to a 13% decrease in average selling prices (AN and urea liquor) partially offset by a 12% increase in sales volume, primarily DEF, due to the growing North American DEF market in response to stricter engine emission requirements.
Cost of Sales. Cost of sales per ton in our other segment averaged $166 in 2013, an 11% decrease over the $186 per ton in 2012 due primarily to increased natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment
On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results ceases.
The following table presents summary operating data for our phosphate segment:

	Year Ended December 31,
	2014	2013	2012	2014 v. 2013		2013 v. 2012
	(in millions, except as noted)
Net sales	$168.4	$796.9	$1,007.4	$(628.5)	(79)%	$(210.5)	(21)%
Cost of sales	158.3	722.0	807.7	(563.7)	(78)%	(85.7)	(11)%
Gross margin	$10.1	$74.9	$199.7	$(64.8)	(87)%	$(124.8)	(62)%
Gross margin percentage	6.0%	9.4%	19.8%	(3.4)%		(10.4)%
Sales volume by product tons (000s)(1)	487	1,857	2,035	(1,370)	(74)%	(178)	(9)%
Average selling price per product ton	$346	$429	$495	$(83)	(19)%	$(66)	(13)%
Gross margin per product ton	$21	$40	$98	$(19)	(48)%	$(58)	(59)%
Depreciation, depletion and amortization(2)	$—	$42.3	$43.5	$(42.3)	(100)%	$(1.2)	(3)%
_______________________________________________________________________________

(1)	Represents DAP and MAP product sales.

(2)
On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to an Asset Purchase Agreement dated as of October 28, 2013. The assets and liabilities sold were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the phosphate segment decreased due to the sale of the phosphate business in March 2014.
Cost of Sales. Cost of sales per ton in the phosphate segment averaged $325 in 2014, a 16% decrease over the $389 per ton in 2013 due primarily to lower raw material costs.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales. Phosphate segment net sales decreased $210.5 million, or 21%, to $796.9 million in 2013 compared to $1.0 billion in 2012 due to a 13% decline in average selling prices and a 9% decrease in volume. Average DAP and MAP selling prices each decreased 13% with DAP decreasing from $493 to $427 per ton and MAP decreasing from $502 to $437 per ton due primarily to lower global demand, notably India, and buyers delaying purchases due to the expectation for lower prices. Phosphate segment sales volume in 2013 was 9% lower than 2012 due primarily to reduced domestic sales partially offset by increased exports.
Cost of Sales. The average phosphate segment cost of sales of $389 per ton in 2013 was 2% lower than the $397 per ton in the prior year due primarily to lower raw material costs.

CF INDUSTRIES HOLDINGS, INC.

Liquidity and Capital Resources
Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight and seasonal factors inherent in the business. Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our credit agreement.
During 2014, the following significant events have had or will have an impact on our cash and liquidity position.

•
In March 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic for approximately $1.4 billion in cash. We recognized pre-tax and after-tax gains on sale of $750.1 million and $462.8 million, respectively.

•
Pursuant to our 2012 Stock Repurchase Program under which our Board of Directors authorized the repurchase of up to $3.0 billion of CF Holdings common stock, we repurchased 6.3 million common shares in 2014 for approximately $1.6 billion which completed the $3.0 billion 2012 Stock Repurchase Program.

•
In August 2014, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of CF Holdings common stock through December 31, 2016. In the fourth quarter of 2014, we repurchased 1.4 million shares under the program for $372.8 million.

•
In 2014, we spent $1.3 billion on capital expenditures related to our capacity expansion projects. These projects are expected to be on-stream by 2016. During 2015, we expect to spend approximately $1.5 billion to $2.0 billion on these projects.

•	In March 2014, we issued $1.5 billion in senior notes with $750 million due in 2034 and $750 million due in 2044.
Further details regarding these events are provided below.
Cash and Cash Equivalents
We had cash and cash equivalents of $2.0 billion and $1.7 billion as of December 31, 2014 and 2013, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.
Share Repurchase Programs and Retirements
Our Board of Directors has authorized certain programs to repurchase shares of our common stock. Each of these programs is consistent in that repurchases may be made from time to time in the open market, through privately negotiated transactions, block transactions or otherwise. The manner, timing and amount of repurchases are determined by our management based on the evaluation of market conditions, stock price and other factors. The following summarizes the repurchase programs that have been approved by our Board of Directors that were effective during 2012, 2013 and 2014:

•
In the third quarter of 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of the common stock of CF Holdings through December 31, 2013. The repurchases under this program were completed in the second quarter of 2012.

•
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of the common stock of CF Holdings through December 31, 2016. The repurchases under this program were completed in the second quarter of 2014.

•
On August 6, 2014, our Board of Directors authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016. The repurchases under this program were continuing as of December 31, 2014. Through December 31, 2014, we had repurchased 1.4 million shares of our common stock for a total cost of $372.8 million.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes the share repurchases that were completed in 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(in millions, except percentages and per share amounts)
Shares repurchased(1)	7.7	7.3	3.1
Cost of shares repurchased	$1,923.6	$1,449.3	$500.0
Average price per share	$250	$197	$164
Shares repurchased as a % of prior year-end outstanding shares	13.8%	11.7%	4.7%
Current year-end outstanding shares	48.3	55.8	63.0
_____________________________________________________________________________

(1)	In January 2015, we repurchased 0.4 million of the Company's common shares for $127.2 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014.

The retirement of the repurchased shares of our common stock was recognized as follows:

•
In 2014, we retired 7.7 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $1,684.9 million and $220.5 million, respectively.

•
In 2013, we retired 6.4 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $1,067.4 million and $180.4 million, respectively.

•
In 2012, we retired 9.6 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $1,125.9 million and $374.2 million, respectively.

Capacity Expansion Projects and Restricted Cash
We are currently constructing new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.
We recently updated our cost estimate to complete the projects to construct new ammonia, urea and UAN plants at Donaldsonville, Louisiana and new ammonia and urea plants at Port Neal, Iowa. The update was based upon refined estimates for specific quantities of construction materials and work-hours based upon final issued-for-construction drawings from the engineering firms designing the plants.
Based on this review, the aggregate cost estimate for both projects has increased just under 10% from the original $3.8 billion to approximately $4.2 billion. The total project cost includes engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems. Taking into account the more detailed engineering and construction information and additional progress we have made on the projects, the potential variance to the budget has also been tightened to plus or minus a few percentage points, as compared to the original plus or minus 10% level of accuracy.
We have found that the full impact of the costs associated with building the plants in western Iowa will exceed the original estimate due to increases in material content and higher labor costs than initially modeled. There are additional materials and work hours needed for increased construction and winterization scope, and higher wage and per diem rates to attract and retain the qualified skilled-trade workers compared to the original estimate.
These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. The projects continue to progress on-schedule, with anticipated start up dates of the third quarter 2015 for urea, fourth quarter

CF INDUSTRIES HOLDINGS, INC.

2015 for UAN and early 2016 for ammonia at Donaldsonville, Louisiana. Port Neal is scheduled to start up mid-2016 for ammonia and in the third quarter of 2016 for urea.
We expect to finance expenditures for the capacity expansion projects through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent to date on capitalized expenditures for the capacity expansion projects was $1.8 billion, including $1.3 billion in 2014. In addition, $244.3 million was invested in the capacity expansion projects and not paid as of December 31, 2014 and recognized as liabilities in the consolidated balance sheets.
We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp), formerly ThyssenKrupp Uhde, for both the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of December 31, 2014, there was $86.1 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheets and statements of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1,808.5 million in 2014 as compared to $823.8 million in 2013. The increase in capital expenditures is primarily the result of the $1.3 billion spent on the two capacity expansion projects discussed above.
Projected Capital Spending
We expect capital expenditures in 2015 to be approximately $2.0 billion to $2.5 billion, including $1.5 billion to $2.0 billion for the capacity expansion projects and $0.5 billion of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Disposition of Phosphate Business and Ammonia Supply Agreements
In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which was located in Florida, for a purchase price of approximately $1.4 billion in cash and entered into two agreements to supply ammonia to Mosaic. The first agreement, which is not conditioned upon completion of the phosphate business sale transaction, provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our PLNL joint venture, which began at the closing of the phosphate business sale transaction.
In 2014, we completed the sale of our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.
The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets and liabilities sold to Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.
See further discussion of this transaction in the section titled Items Affecting Comparability of Results and in Note 22—Assets and Liabilities Held for Sale to the consolidated financial statements included in Item 8 of this report.

CF INDUSTRIES HOLDINGS, INC.

Acquisitions of the Noncontrolling Interests in Canadian Fertilizers Limited
In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid-in-capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly-owned subsidiary and we are entitled to purchase 100% of CFL's ammonia and granular urea production. For additional information, see Note 18—Noncontrolling Interest to our consolidated financial statements included in Item 8 of this report.
Repatriation of Foreign Earnings and Income Taxes
We have operations in Canada and interests in corporate joint ventures in the United Kingdom, the Republic of Trinidad and Tobago and Switzerland. The estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. are recognized in our consolidated financial statements as the earnings are recognized, unless the earnings are considered to be indefinitely reinvested based upon our current plans. However, the cash payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurs at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings can occur in different periods. Cash balances held by corporate joint ventures are maintained at sufficient levels to fund local operations as accumulated earnings are repatriated from the joint ventures on a periodic basis.
As of December 31, 2014, approximately $344.0 million of our consolidated cash and cash equivalents balance of $2.0 billion was held by our Canadian subsidiaries. The cash balance held by the Canadian subsidiaries represents accumulated earnings of our foreign operations which is not considered to be permanently reinvested. We have recognized deferred income taxes on these earnings for the foreign and domestic taxes that would be due upon their repatriation to the United States. As of December 31, 2014, the cash tax cost to repatriate the Canadian cash balances would be approximately $17.2 million.
Debt
Credit Agreement
We have a revolving credit facility that provides for $1.0 billion of borrowing by CF Industries for general corporate purposes. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $350 million. As of December 31, 2014, $995.1 million was available for borrowing under our credit agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings as of December 31, 2014 or 2013, or during the years then ended.
Our credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. As of December 31, 2014, we were in compliance with all covenants under the credit agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
As of December 31, 2014 and 2013, we had $4.6 billion and $3.1 billion of senior notes outstanding, respectively, with maturities ranging from 2018 through 2044 as follows:

		December 31,
	Maturity Date	2014	2013
		(in millions)
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.3
5.150% senior notes	March 15, 2034	746.2	—
4.950% senior notes	June 1, 2043	748.8	748.8
5.375% senior notes	March 15, 2044	748.1	—
		$4,592.5	$3,098.1
On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Notes). Interest on the 2018/2020 Notes is paid semiannually on May 1 and November 1 and the 2018/2020 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. As of December 31, 2014, the carrying value of the 2018/2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.
On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Notes). Interest on the 2023/2043 Notes is paid semiannually on June 1 and December 1 and the 2023/2043 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds from the issuance and sale of the 2023/2043 Notes, after deducting underwriting discounts and offering expenses, of approximately $1.48 billion. As of December 31, 2014, the carrying value of the 2023/2043 Notes was approximately $1.5 billion and the fair value was approximately $1.5 billion.
On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044 (the 2034/2044 Notes). Interest on the 2034/2044 Notes is paid semiannually on March 15 and September 15 and the 2034/2044 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make‑whole redemption prices. We received net proceeds of $1.48 billion from the issuance and sale of the 2034/2044 Notes, after deducting underwriting discounts and offering expenses. We intend to use the net proceeds from the offering to fund capital expenditure programs, including our capacity expansion projects, stock repurchases and for other general corporate purposes, including working capital. As of December 31, 2014, the carrying value of the 2034/2044 Notes was approximately $1.5 billion and the fair value was approximately $1.6 billion.
Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. The indentures contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the senior notes), CF Industries would be required to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the 2023/2043 Notes and 2034/2044 Notes following the repayment of the 2018/2020 Notes or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the 2018/2020 Notes.

CF INDUSTRIES HOLDINGS, INC.

Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. We also often use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. Because we often use derivative instruments to hedge against movements of future prices of natural gas, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. Additionally, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of December 31, 2014 and 2013, we had $325.4 million and $120.6 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances could likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under our Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
Derivative Financial Instruments
We often use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates. Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, major financial institutions or large energy companies, and, in most cases, the use of International Swaps and Derivatives Association (ISDA) master netting arrangements.
The ISDA master netting arrangements to most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.
As of December 31, 2014 and 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $47.1 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2014 and 2013, we had open natural gas derivative contracts for 58.7 million MMBtus and 76.3 million MMBtus, respectively. As of December 31, 2014 and 2013, we had no cash collateral on deposit with counterparties for derivative contracts.
As of December 31, 2014 and 2013, the notional amount of our open foreign currency derivatives was $252.8 million and $636.3 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
Other Liquidity Requirements
We contributed $20.4 million to our pension plans in 2014. We expect to contribute approximately $19.0 million to our pension plans in 2015.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Operating Activities
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities in 2014 was $1.4 billion as compared to $1.5 billion in 2013. The $58.2 million decrease in net cash provided by operating activities resulted from lower earnings from core operating activities partially offset by favorable working capital changes during 2014 as compared to 2013. The lower earnings from core operating activities were primarily a result of the $741.7 million decline in gross margin. Partially offsetting the decline in gross margin, $638.6 million less was invested in net working capital than in 2013. Improvements in working capital during 2014 were due to a combination of higher customer advances, lower inventory levels and lower amounts paid for income taxes in 2014 as compared in 2013. Customer advances are higher in anticipation of a busy spring 2015 application season combined with tighter North American nitrogen fertilizer supply compared to the prior year period.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by operating activities in 2013 was $1.5 billion as compared to $2.4 billion in 2012. The $0.9 billion decline was due to the combination of a $390.6 million decline in net earnings, and a higher level of net working capital invested in the business in 2013 versus 2012. During 2013, $740.2 million more was invested in net working capital than in 2012 due primarily to higher income tax payments and lower customer advances as customers delayed purchasing decisions in 2013 as compare in 2012.
Investing Activities
Years Ended December 31, 2014, 2013 and 2012
Net cash used in investing activities was $343.5 million in 2014 compared to $1,019.3 million in 2013. Cash used in investing activities in 2014 included $1.8 billion on capital expenditures, partially offset by the proceeds of $1.4 billion we received from the sale of the phosphate business. Cash used in investing activities in 2013 included $823.8 million in capital expenditures and $154.0 million transferred to a restricted cash account in support of the capacity expansion projects discussed previously. The $513.5 million cash used in investing activities in 2012 was primarily for capital expenditures, partially offset by $65.4 million from the sale of short-term securities and property, plant and equipment. Additions to property, plant and equipment accounted for $1,808.5 million, $823.8 million and $523.5 million of cash used in investing activities in 2014, 2013 and 2012, respectively. The increases in capital expenditures in 2014 and 2013 related primarily to cash spending for the major capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities.
Financing Activities
Years Ended December 31, 2014, 2013 and 2012
Net cash used in financing activities was $775.1 million in 2014, compared to $980.3 million in 2013, and $796.8 million in 2012. In both 2014 and 2013, we issued senior notes and received proceeds of approximately $1.5 billion. Cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in CFL. Cash used for share repurchases in 2014, 2013 and 2012 was $1.9 billion, $1.4 billion and $500.0 million, respectively. We distributed $46.0 million to the noncontrolling interests in 2014, compared to $73.7 million in 2013 and $231.8 million in 2012. The decrease in distributions to noncontrolling interests in 2014 and 2013 as compared to 2012 was due to the acquisition of the noncontrolling interests in CFL in April 2013 and the modifications to CFL selling prices in the fourth quarter of 2012, which impacted the payments made in the first four months of 2013. In 2012, $13.0 million was used for the repayment of long-term debt.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	After 2019	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$800.0	$—	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	256.5	256.5	256.5	227.3	198.9	2,539.2	3,734.9
Other Obligations
Operating leases	96.6	94.9	78.3	61.6	49.1	101.4	481.9
Equipment purchases and plant improvements	108.0	10.3	0.7	0.1	—	—	119.1
Capacity expansion projects(2)	1,365.3	58.9	—	—	—	—	1,424.2
Transportation(3)	72.3	15.8	9.0	—	—	—	97.1
Purchase obligations(4)(5)	577.7	419.3	363.0	164.8	33.0	165.2	1,723.0
Contributions to pension plans(6)	19.0	—	—	—	—	—	19.0
Net operating loss settlement(7)	10.2	10.2	11.9	—	—	—	32.3
Total(8)(9)	$2,505.6	$865.9	$719.4	$1,253.8	$281.0	$6,605.8	$12,231.5
_______________________________________________________________________________

(1)	Based on debt balances before discounts, offering expenses and interest rates as of December 31, 2014.

(2)
We expect to spend approximately $1.5 billion to $2.0 billion during 2015 related to the $4.2 billion Donaldsonville and Port Neal capacity expansion projects expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section of this discussion and analysis.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2014 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices as of December 31, 2014. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices as of December 31, 2014 is $168.3 million with a total remaining commitment of $631.2 million.

(6)
Represents the contributions we expect to make to our pension plans during 2015. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 12—Income Taxes to our consolidated financial statements included in Item 8 of this report for further discussion of this matter.

(8)	Excludes $160.4 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $6.6 million of environmental remediation liabilities.

CF INDUSTRIES HOLDINGS, INC.

Subsequent Event
In January 2015, we repurchased 0.4 million of the Company's common shares for $127.2 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014 (see Note 19—Stockholders' Equity). Together with the 1.4 million shares repurchased during 2014, these repurchases bring the total repurchased shares to date under this program to 1.8 million for an aggregate expenditure of $500.0 million.
Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from two to ten years and the barge charter commitments range from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements included in Item 8 of this report for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires that we select policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, technological assessment, opinions of appropriate outside experts, and the most recent information available to us. Actual results may differ from these estimates. Changes in estimates that may have a material impact on our results are discussed in the context of the underlying financial statements to which they relate. The following discussion presents information about our most critical accounting policies and estimates.
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
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost and depreciation and amortization are computed using either the straight-line method or the units-of-production method over the lives of the assets. The lives used in computing depreciation and amortization expense are based on estimates of the period over which the assets will be of economic benefit to us. Estimated lives are based on historical experience, manufacturers' or engineering estimates, valuation or appraisal estimates and future business plans. We review the depreciable lives assigned to our property, plant and equipment on a periodic basis, and change our estimates to reflect the results of those reviews.
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. We account for plant turnarounds under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to 5 years. Should the estimated period between turnarounds change, we may be required to amortize the remaining cost of the turnaround over a shorter period, which would lead to higher depreciation and amortization costs. If we used the direct expense method, turnaround costs would be expensed as incurred. Scheduled replacements and overhauls of plant machinery and equipment include the dismantling, repair or replacement and installation of various components including piping, valves, motors,

CF INDUSTRIES HOLDINGS, INC.

turbines, pumps, compressors, heat exchangers and the replacement of catalyst when a full plant shutdown occurs. Scheduled inspections are also conducted during a full plant shut down including required safety inspections, which entails the disassembly of various components such as steam boilers, pressure vessels and other equipment requiring safety certifications. Capitalized turnaround costs have been applied consistently in the periods presented. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows in the line entitled, "Additions to property, plant and equipment."
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their net realizable value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventory exceeds its estimated net realizable value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices ultimately realized are less than our most recent estimate of net realizable value, additional losses would be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have unrecorded AROs at our nitrogen fertilizer manufacturing facilities and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposition of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2014 dollars is $51.0 million. We have not recorded a liability for these conditional AROs as of December 31, 2014 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
For additional information, see Note 21—Asset Retirement Obligations to our consolidated financial statements included in Item 8 of this report.
Recoverability of Long-Lived Assets, Goodwill and Investments in Unconsolidated Subsidiaries
We review the carrying values of our property, plant and equipment and other long-lived assets, including our finite-lived intangible assets, goodwill and investments in affiliates including joint ventures in accordance with U.S. GAAP in order to assess recoverability. Factors that we must estimate when performing impairment tests include sales volume, selling prices, raw material costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. Significant judgment is involved in estimating each of these factors, which include inherent uncertainties. The factors we use are consistent with those used in our internal planning process. The recoverability of the values associated with our goodwill, long-lived assets and investments in unconsolidated affiliates is dependent upon future operating performance of the specific businesses to which they are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the fertilizer business. Adverse changes in demand for our products, increases in supply and the availability and costs of key raw materials could significantly affect the results of our review.
The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired. We review the carrying value of our investments in unconsolidated affiliates annually to determine if there is a loss in value of the investment. We determine the fair value of the investment using an income approach valuation method. If the sum of the expected future discounted net cash flows is less than the carrying value, an impairment loss is recognized immediately.
Our joint venture investment in Trinidad and Tobago operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method and continues to generate positive income and cash flow. The financial results are included in the information in Note 10—Equity Method Investments to the consolidated financial statements. The joint venture has experienced natural gas curtailments in 2014 due to major maintenance activities being conducted at natural gas facilities and decreased gas exploration and

CF INDUSTRIES HOLDINGS, INC.

development activity in Trinidad and Tobago. These curtailments are expected to continue into 2015 and it is unclear if they will continue beyond that time. Natural gas exploration activities in Trinidad and Tobago are being conducted and publicly-reported results indicate that additional natural gas will be available in the future. However, commitments from NGC regarding the level of future availability and the related cost are not available. The future availability and cost of natural gas represents a significant assumption in the discounted cash flow models utilized for recoverability and impairment testing. The book value of our joint venture investment in Trinidad and Tobago at December 31, 2014 that was subject to impairment review was $363.3 million. No impairment was recognized in 2014, 2013 or 2012 related to this investment.
We evaluate goodwill for impairment in the fourth quarter at the reporting unit level, which in our case, are the ammonia, granular urea, UAN and other segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value. We identified no goodwill impairment in our 2014, 2013 or 2012 reviews. As of December 31, 2014 and 2013, the carrying value of our goodwill was $2.1 billion.
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
Income Taxes
We recognize expenses, assets and liabilities for income taxes based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. U.S. income taxes are provided on that portion of the earnings of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. The final taxes paid are dependent upon many factors and judgments, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The judgments made at any point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations. We adjust income tax expense in the period when these changes occur.
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

CF INDUSTRIES HOLDINGS, INC.

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
We operate in a number of countries and as a result have a significant amount of cross border transactions. The taxability of cross border transactions has received an increasing level of scrutiny among regulators in countries across the globe, including the countries in which we operate. The tax rules and regulations within the various countries in which we operate are complex and in many cases there is not symmetry between the rules of the various countries. As a result, there are instances where regulators within the countries involved in a cross border transaction may reach different conclusions regarding the taxability of the transaction in their respective jurisdictions based on the same set of facts and circumstances. We work closely with regulators to reach a common understanding and conclusion regarding the taxability of cross border transactions.  However, there are instances where reaching a common understanding is not possible or practical. As of December 31, 2014, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $160.4 million, which is related predominantly to certain potential tax exposures involving cross border transactions. This amount represents our best estimate of the amounts due based on our interpretations of the rules and the facts and circumstances of the transactions.  Differences in interpretation of the tax laws, including agreements between governments surrounding our cross border transactions, can result in differences in taxes paid which may be higher or lower than our estimates.
Pension Assets and Liabilities
Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Our projected benefit obligation (PBO) related to our qualified pension plans was $787.8 million as of December 31, 2014, which was $123.0 million higher than pension plan assets. The December 31, 2014 PBO was computed based on a weighted-average discount rate of 4.0%, which was based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. If the discount rate used to compute the PBO was lower or higher by 50 basis points, our PBO would have been $52.1 million higher or $46.9 million lower, respectively, than the amount previously discussed.
The weighted-average discount rate used to calculate pension expense in 2014 was 4.8%. If the discount rate used to compute 2014 pension expense decreased or increased by 50 basis points, the expense would have been approximately $4.0 million higher or $0.5 million lower, respectively, than the amount calculated. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 5.5% weighted-average expected long-term rate of return on assets used to calculate pension expense in 2014 is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. If the expected long-term rate of return on assets was higher or lower by 50 basis points, pension expense for 2014 would have been $3.3 million lower or higher, respectively. See Note 13—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8 of this report for further discussion of our pension plans.
Consolidation
We consolidate all entities that we control by ownership of a majority interest and use the equity method to account for investments in affiliates that we do not consolidate, but for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies plus the amortization expense of certain tangible and intangible assets identified as part of purchase accounting. Our judgment regarding the level of influence over our equity method investments includes considering key factors such as ownership interest, representation on the board of directors, participation in policy decisions and material intercompany transactions. We regularly review for variable interest entities regarding potential changes in consolidation status.
We eliminate from our consolidated financial results all significant intercompany transactions.

CF INDUSTRIES HOLDINGS, INC.

Recent Accounting Pronouncements
See Note 3—New Accounting Standards to our consolidated financial statements included in Item 8 of this report for a discussion of recent accounting pronouncements.
Discussion of Seasonality Impacts on Operations
In North America, the sales patterns of our major products are seasonal. The strongest demand for our products occurs during the spring planting season, with a second period of strong demand following the fall harvest. We and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Seasonality is greatest for ammonia due to the limited ability of our customers and their customers to store significant quantities of this product. The seasonality of fertilizer demand generally results in our sales volumes and net sales being the highest during the spring and our working capital requirements being the highest just prior to the start of the spring season. Our quarterly financial results can vary significantly from one year to the next due to weather related shifts in planting schedules and purchasing patterns.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use currently are primarily natural gas options and natural gas fixed price swaps. These derivatives settle using NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.
As of December 31, 2014 and 2013, we had open derivative contracts for 58.7 million MMBtus and 76.3 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2014 would result in a favorable change in the fair value of these derivative positions of $27.1 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $38.0 million.
From time to time we may purchase ammonia, granular urea and UAN on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of December 31, 2014, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of December 31, 2014 was approximately $5.0 billion. Borrowings under our Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, in 2014, there were no borrowings under that agreement.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville and Port Neal facilities. As of December 31, 2014, the notional amount of our open foreign currency forward contracts was approximately $252.8 million and the fair value was a net unrealized loss of $22.4 million. A 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $25.3 million.
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
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
(signed) KPMG LLP

Chicago, Illinois
February 26, 2015

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Net sales	$4,743.2	$5,474.7	$6,104.0
Cost of sales	2,964.7	2,954.5	2,990.7
Gross margin	1,778.5	2,520.2	3,113.3
Selling, general and administrative expenses	151.9	166.0	151.8
Other operating—net	53.3	(15.8)	49.1
Total other operating costs and expenses	205.2	150.2	200.9
Gain on sale of phosphate business	750.1	—	—
Equity in earnings of operating affiliates	43.1	41.7	47.0
Operating earnings	2,366.5	2,411.7	2,959.4
Interest expense	178.2	152.2	135.3
Interest income	(0.9)	(4.7)	(4.3)
Other non-operating—net	1.9	54.5	(1.1)
Earnings before income taxes and equity in earnings of non-operating affiliates	2,187.3	2,209.7	2,829.5
Income tax provision	773.0	686.5	964.2
Equity in earnings of non-operating affiliates—net of taxes	22.5	9.6	58.1
Net earnings	1,436.8	1,532.8	1,923.4
Less: Net earnings attributable to noncontrolling interest	46.5	68.2	74.7
Net earnings attributable to common stockholders	$1,390.3	$1,464.6	$1,848.7
Net earnings per share attributable to common stockholders:
Basic	$27.16	$24.87	$28.94
Diluted	$27.08	$24.74	$28.59
Weighted-average common shares outstanding:
Basic	51.2	58.9	63.9
Diluted	51.3	59.2	64.7
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net earnings	$1,436.8	$1,532.8	$1,923.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(72.4)	(30.2)	46.7
Unrealized (loss) gain on hedging derivatives—net of taxes	(1.8)	1.9	4.6
Unrealized gain on securities—net of taxes	0.2	1.0	2.6
Defined benefit plans—net of taxes	(43.2)	33.6	(3.5)
	(117.2)	6.3	50.4
Comprehensive income	1,319.6	1,539.1	1,973.8
Less: Comprehensive income attributable to noncontrolling interest	46.5	67.5	75.4
Comprehensive income attributable to common stockholders	$1,273.1	$1,471.6	$1,898.4

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,996.6	$1,710.8
Restricted cash	86.1	154.0
Accounts receivable—net	191.5	230.9
Inventories	202.9	274.3
Deferred income taxes	84.0	60.0
Prepaid income taxes	34.8	33.4
Assets held for sale	—	74.3
Other current assets	18.6	92.4
Total current assets	2,614.5	2,630.1
Property, plant and equipment—net	5,525.8	4,101.7
Investments in and advances to affiliates	861.5	926.0
Goodwill	2,092.8	2,095.8
Noncurrent assets held for sale	—	679.0
Other assets	243.6	245.5
Total assets	$11,338.2	$10,678.1
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$589.9	$564.1
Income taxes payable	16.0	73.3
Customer advances	325.4	120.6
Liabilities held for sale	—	26.8
Other current liabilities	48.4	43.5
Total current liabilities	979.7	828.3
Long-term debt	4,592.5	3,098.1
Deferred income taxes	818.6	833.2
Noncurrent liabilities held for sale	—	154.5
Other noncurrent liabilities	374.9	325.6
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2014—49,180,828 shares issued and 2013—56,733,712 shares issued	0.5	0.6
Paid-in capital	1,415.9	1,594.3
Retained earnings	3,175.3	3,725.6
Treasury stock—at cost, 2014—846,218 shares and 2013—885,518 shares	(222.2)	(201.8)
Accumulated other comprehensive loss	(159.8)	(42.6)
Total stockholders' equity	4,209.7	5,076.1
Noncontrolling interest	362.8	362.3
Total equity	4,572.5	5,438.4
Total liabilities and equity	$11,338.2	$10,678.1
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance as of December 31, 2011	$0.7	$(1,000.2)	$2,804.8	$2,841.0	$(99.3)	$4,547.0	$385.9	$4,932.9
Net earnings	—	—	—	1,848.7	—	1,848.7	74.7	1,923.4
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	46.0	46.0	0.7	46.7
Unrealized net gain on hedging derivatives—net of taxes	—	—	—	—	4.6	4.6	—	4.6
Unrealized net gain on securities—net of taxes	—	—	—	—	2.6	2.6	—	2.6
Defined benefit plans—net of taxes	—	—	—	—	(3.5)	(3.5)	—	(3.5)
Comprehensive income						1,898.4	75.4	1,973.8
Purchases of treasury stock	—	(500.0)	—	—	—	(500.0)	—	(500.0)
Retirement of treasury stock	(0.1)	1,500.2	(374.2)	(1,125.9)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(2.3)	—	—	—	(2.3)	—	(2.3)
Issuance of $0.01 par value common stock under employee stock plans	—	—	14.6	—	—	14.6	—	14.6
Stock-based compensation expense	—	—	11.1	—	—	11.1	—	11.1
Excess tax benefit from stock-based compensation	—	—	36.1	—	—	36.1	—	36.1
Cash dividends ($1.60 per share)	—	—	—	(102.7)	—	(102.7)	—	(102.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(83.1)	(83.1)
Effect of exchange rates changes	—	—	—	—	—	—	1.8	1.8
Balance as of December 31, 2012	$0.6	$(2.3)	$2,492.4	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	1,464.6	—	1,464.6	68.2	1,532.8
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(29.5)	(29.5)	(0.7)	(30.2)
Unrealized net gain on hedging derivatives—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Unrealized net gain on securities—net of taxes	—	—	—	—	1.0	1.0	—	1.0
Defined benefit plans—net of taxes	—	—	—	—	33.6	33.6	—	33.6
Comprehensive income						1,471.6	67.5	1,539.1
Acquisitions of noncontrolling interests in Canadian Fertilizers Limited (CFL)	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Purchases of treasury stock	—	(1,449.3)	—	—	—	(1,449.3)	—	(1,449.3)
Retirement of treasury stock	—	1,247.8	(180.4)	(1,067.4)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Issuance of $0.01 par value common stock under employee stock plans	—	5.2	8.7	(3.6)	—	10.3	—	10.3
Stock-based compensation expense	—	—	12.6	—	—	12.6	—	12.6
Excess tax benefit from stock-based compensation	—	—	13.5	—	—	13.5	—	13.5
Cash dividends ($2.20 per share)	—	—	—	(129.1)	—	(129.1)	—	(129.1)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(68.5)	(68.5)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,390.3	—	1,390.3	46.5	1,436.8
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(72.4)	(72.4)	—	(72.4)
Unrealized net loss on hedging derivatives—net of taxes	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.2	0.2	—	0.2
Defined benefit plans—net of taxes	—	—	—	—	(43.2)	(43.2)	—	(43.2)
Comprehensive income						1,273.1	46.5	1,319.6
Purchases of treasury stock	—	(1,923.7)	—	—	—	(1,923.7)	—	(1,923.7)
Retirement of treasury stock	(0.1)	1,905.5	(220.5)	(1,684.9)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(3.1)	—	—	—	(3.1)	—	(3.1)
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	16.7	—	—	17.6	—	17.6
Stock-based compensation expense	—	—	16.7	—	—	16.7	—	16.7
Excess tax benefit from stock-based compensation	—	—	8.7	—	—	8.7	—	8.7
Cash dividends ($5.00 per share)	—	—	—	(255.7)	—	(255.7)	—	(255.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(46.0)	(46.0)
Balance as of December 31, 2014	$0.5	$(222.2)	$1,415.9	$3,175.3	$(159.8)	$4,209.7	$362.8	$4,572.5
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in millions)
Operating Activities:
Net earnings	$1,436.8	$1,532.8	$1,923.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	392.5	410.6	419.8
Deferred income taxes	18.5	(34.3)	(138.4)
Stock-based compensation expense	16.6	12.6	11.9
Excess tax benefit from stock-based compensation	(8.7)	(13.5)	(36.1)
Unrealized loss (gain) on derivatives	119.2	(59.3)	(78.8)
Gain on sale of phosphate business	(750.1)	—	—
Loss on disposal of property, plant and equipment	3.7	5.6	5.5
Undistributed earnings of affiliates—net of taxes	(11.5)	(11.3)	(14.9)
Changes in:
Accounts receivable—net	36.1	0.4	53.2
Inventories	63.8	(80.3)	34.8
Accrued and prepaid income taxes	(56.8)	(153.4)	58.7
Accounts payable and accrued expenses	(53.2)	49.5	25.5
Customer advances	204.8	(260.1)	123.3
Margin deposits	—	—	0.8
Other—net	(3.1)	67.5	(13.1)
Net cash provided by operating activities	1,408.6	1,466.8	2,375.6
Investing Activities:
Additions to property, plant and equipment	(1,808.5)	(823.8)	(523.5)
Proceeds from sale of property, plant and equipment	11.0	12.6	17.0
Proceeds from sale of phosphate business	1,372.0	—	—
Sales and maturities of short-term and auction rate securities	5.0	13.5	48.4
Canadian terminal acquisition	—	(72.5)	—
Deposits to restricted cash funds	(505.0)	(154.0)	—
Withdrawals from restricted cash funds	573.0	—	—
Deposits to asset retirement obligation funds	—	(2.9)	(55.4)
Other—net	9.0	7.8	—
Net cash used in investing activities	(343.5)	(1,019.3)	(513.5)
Financing Activities:
Proceeds from long-term borrowings	1,494.2	1,498.0	—
Financing fees	(16.0)	(14.5)	—
Purchases of treasury stock	(1,934.9)	(1,409.1)	(500.0)
Acquisitions of noncontrolling interests in CFL	—	(918.7)	—
Dividends paid on common stock	(255.7)	(129.1)	(102.7)
Distributions to noncontrolling interest	(46.0)	(73.7)	(231.8)
Issuances of common stock under employee stock plans	17.6	10.3	14.6
Excess tax benefit from stock-based compensation	8.7	13.5	36.1
Payments of long-term debt	—	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5
Repayments of advances from unconsolidated affiliates	—	—	(40.5)
Other—net	(43.0)	43.0	—
Net cash used in financing activities	(775.1)	(980.3)	(796.8)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(31.3)	2.6
Increase (decrease) in cash and cash equivalents	285.8	(564.1)	1,067.9
Cash and cash equivalents at beginning of period	1,710.8	2,274.9	1,207.0
Cash and cash equivalents at end of period	$1,996.6	$1,710.8	$2,274.9

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea and urea ammonium nitrate solution (UAN). Our other nitrogen products include ammonium nitrate (AN), diesel exhaust fluid (DEF), urea liquor, and aqua ammonia, which are sold primarily to our industrial customers. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States and Canada. We also export nitrogen fertilizer products, primarily from our Donaldsonville, Louisiana manufacturing facilities.
Our principal assets include:

•
six nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

•
a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly-traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

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
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the “Transaction”), which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash. The Transaction followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.
Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 4—Phosphate Business Disposition and Note 22—Assets and Liabilities Held for Sale for additional information.
Also during the first quarter of 2014, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to

CF INDUSTRIES HOLDINGS, INC.

our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocation. As a result, the number of our reporting segments increased from two to five segments, consisting of the following: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new segment structure on a comparable basis. See Note 5—Segment Disclosures for additional information.
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
2.    Summary of Significant Accounting Policies
Consolidation and Noncontrolling Interest
The consolidated financial statements of CF Holdings include the accounts of CF Industries and all majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
TNCLP is a master limited partnership that is consolidated in the financial statements of CF Holdings. TNCLP owns the nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. Partnership interests in TNCLP are traded on the New York Stock Exchange (NYSE). As a result, TNCLP files separate financial reports with the Securities and Exchange Commission (SEC). The outside investors' limited partnership interests in the partnership are included in noncontrolling interest in our consolidated financial statements. This noncontrolling interest represents the noncontrolling unitholders' interest in the partners' capital of TNCLP.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans, the assumptions used to determine the relative fair values of our new reportable segments and the assumptions used in the valuation of stock-based compensation awards granted to employees.
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
We offer certain incentives that typically involve rebates if a customer reaches a specified level of purchases. Customer incentives are accrued monthly and reported as a reduction in net sales. This process is intended to report sales at the ultimate net realized price and requires the use of estimates.
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

CF INDUSTRIES HOLDINGS, INC.

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
Restricted Cash
In connection with our capacity expansion projects, we were required to grant a contractor a security interest in a restricted cash account. We maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if the projects were canceled. This restricted cash is not included in our cash and cash equivalents and is reported separately on our consolidated balance sheets. Contributions to the restricted cash account are reported on our consolidated statements of cash flows as investing activities.
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
Inventories
Inventories are reported at the lower of cost or net realizable value with cost determined on a first-in, first-out or average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs to move inventory to the distribution facilities. Net realizable value is reviewed at least quarterly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.
Investments in and Advances to Unconsolidated Affiliates
The equity method of accounting is used for investments in affiliates that we do not consolidate, but over which we have the ability to exercise significant influence. Profits resulting from sales or purchases with equity method investees are eliminated until realized by the investee or investor, respectively. Losses in the value of an investment in an unconsolidated affiliate that are other than temporary, are recognized when the current fair value of the investment is less than its carrying value.
Our equity method investments for which the results are included in operating earnings consist of: (1) a 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago; and (2) a 50% interest in an ammonia storage joint venture located in Houston, Texas. Our share of the net earnings from these investments is reported as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our supply chain and sales activities in the ammonia segment.
Our non-operating equity method investments consist of: (1) a 50% ownership in Keytrade, a fertilizer trading company headquartered near Zurich, Switzerland; and (2) a 50% ownership in GrowHow, which operates nitrogen production facilities in the United Kingdom. Our share of the net earnings of these investments is not reported in earnings from operations since these operations do not provide us with additional capacity, nor are these operations integrated within our supply chain. Advances to unconsolidated affiliates are loans made to Keytrade and are classified as held-to-maturity debt securities and are reported at amortized cost.

CF INDUSTRIES HOLDINGS, INC.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method or the units-of-production (UOP) method. Depreciable lives are as follows:

Years
Mobile and office equipment	3 to 12
Production facilities and related assets	3 to 25
Land improvements	10 to 20
Buildings	10 to 45
We periodically review the depreciable lives assigned to our property, plant and equipment, as well as estimated production capacities used to develop UOP depreciation expense, and we change the estimates to reflect the results of those reviews.
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to five years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 8—Property, Plant and Equipment—Net.
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
Assets and Liabilities Held for Sale
Assets and liabilities are classified as held for sale and presented separately on the consolidated balance sheets if their carrying amounts will be recovered through a sale transaction rather than through continuing use. We classify assets and liabilities we will sell (disposal group) as held for sale in the period in which all of following criteria are met: (1) management with the authority to approve the action commits to a plan to sell, (2) the disposal group is available for immediate sale in its present condition, subject only to terms that are usual and customary, (3) we have initiated an active program to locate a buyer, (4) the sale is probable, (5) the transfer is expected to qualify as a completed sale within approximately one year of such classification, and (6) we are actively marketing the asset at a reasonable price in relation to its current fair value. Once classified as held for sale, capitalized amounts including those for property, plant and equipment and intangible assets, are not depreciated or amortized.
In the consolidated statements of operations, an entity must report the results of operating a component it has classified as held for sale as discontinued operations separate from continuing operations if the component's operations and cash flows will be eliminated from the ongoing operations as a result of the disposal and the entity will not have any significant continuing involvement in the component's operations after the disposal. Results of operating a component held for sale but not qualifying as a discontinued operation are included in continuing operations and not reported separately.
The assets and liabilities of our former phosphate mining and manufacturing business sold to Mosaic comprised a disposal group that was classified on our December 31, 2013 consolidated balance sheet as assets or liabilities held for sale.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. We perform our annual goodwill impairment review in the fourth quarter of each year at the reporting unit level, which in our case, are the ammonia, granular urea, UAN and other segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is

CF INDUSTRIES HOLDINGS, INC.

less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value.
Intangible assets identified with our 2010 acquisition of Terra Industries Inc. consist of customer relationships and a trademark, which are being amortized over amortization periods of 18 years and 10 years, respectively. Our intangible assets are presented in noncurrent other assets on the consolidated balance sheets. For additional information regarding our goodwill and other intangible assets, see Note 9—Goodwill and Other Intangible Assets.
Leases
Leases may be classified as either operating leases or capital leases. Assets acquired under capital leases, if any, would be depreciated on the same basis as property, plant and equipment. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.
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
Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we currently use are natural gas options and natural gas fixed price swaps traded in the over-the-counter (OTC) markets. The derivatives reference primarily NYMEX futures contract prices, which represent the basis for fair value at any given time. These derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. In order to manage our exposure to changes in foreign currency exchange rates, we use foreign currency derivatives, primarily forward exchange contracts.
The accounting for the change in the fair value of a derivative instrument depends on whether the instrument has been designated as a hedging instrument and whether the instrument is effective as part of a hedging relationship. Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recorded in the consolidated statements of operations as the changes occur. Changes in the fair value of derivatives designated as cash flow hedging instruments considered effective are recorded in accumulated other comprehensive income (AOCI) as the changes occur, and are reclassified into income or expense as the hedged item is recognized in earnings.
Derivative financial instruments are accounted for at fair value and recognized as current or noncurrent assets and liabilities on our consolidated balance sheets. The fair values of derivative instruments and any related cash collateral are reported on a gross basis rather than on a net basis.
Cash flows related to natural gas derivatives are reported as operating activities. Cash flows related to foreign currency derivatives are reported as investing activities since they hedge future payments for the construction of long-term assets.
We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. For additional information, see Note 16—Derivative Financial Instruments.

CF INDUSTRIES HOLDINGS, INC.

Customer Advances
Customer advances represent cash received from customers following acceptance of orders under our forward sales programs. Such advances typically represent a significant portion of the contract's sales value and are generally collected by the time the product is shipped, thereby reducing or eliminating accounts receivable from customers upon shipment. Revenue is recognized when title and risk of loss transfers upon shipment or delivery of the product to customers.
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
Stock-based Compensation
We grant stock-based compensation awards under our equity and incentive plans. The awards that have been granted to date are nonqualified stock options, restricted stock awards, restricted stock units and performance share units. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. For additional information, see Note 20—Stock-Based Compensation.
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
Foreign Currency Translation
We translate the financial statements of our foreign subsidiaries with non-U.S. dollar functional currencies using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses. The resulting translation adjustments are recorded as a separate component of AOCI within stockholders' equity.
Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Gains and losses resulting from these foreign currency transactions are included in other operating—net on our consolidated statements of operations. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature, if any, are reported in other comprehensive income.
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
4.    Phosphate Business Disposition
In March 2014, we completed the sale of our phosphate mining and manufacturing business to Mosaic (the “Transaction”) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the “Purchase Agreement”), among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic for approximately $1.4 billion in cash. We recognized pre-tax and after‑tax gains on the Transaction of $750.1 million and $462.8 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.
Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases.
The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business’s asset retirement obligation trust and escrow funds totaling approximately $200 million. See further discussion related to Florida environmental matters in Note 24—Contingencies. The assets and liabilities sold to and assumed by Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.
5.    Segment Disclosures
During the first quarter of 2014, we sold our phosphate mining and manufacturing business. Additionally, we appointed a new President and Chief Executive Officer who is the Chief Operating Decision Maker (CODM) as defined under U.S. GAAP. Our reportable segments are based on how the CODM assesses performance and allocates resources across the business. In the third quarter of 2014, we completed certain changes to our reporting structures that reflect how our CODM assesses the performance of our operating segments and makes decisions about resource allocations. As a result, the number of our reporting segments increased from two to five segments, consisting of the following: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop

CF INDUSTRIES HOLDINGS, INC.

application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new segment structure on a comparable basis.
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results ceases. Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.
Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.
Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 9—Goodwill and Other Intangible Assets.
The following is a description of our five reporting segments:

•
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer product as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the “basic” nitrogen product that we upgrade into other nitrogen products such as urea and UAN. We produce ammonia at all seven of our nitrogen manufacturing complexes in North America.

•
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.

•
Our UAN segment produces urea ammonium nitrate solution (UAN). UAN, a liquid fertilizer product with a nitrogen content that typically ranges from 28% to 32%, is produced by combining urea and ammonium nitrate. UAN is produced at our nitrogen complexes in Courtright, Ontario; Donaldsonville, Louisiana; Port Neal, Iowa; Verdigris, Oklahoma; Woodward, Oklahoma; and Yazoo City, Mississippi.

•
Our other segment primarily includes ammonium nitrate (AN), diesel exhaust fluid (DEF) and urea liquor. AN is a granular, nitrogen-based product with a nitrogen content of primarily 34%. AN is used by industrial customers for commercial explosives and blasting systems, and can also be used as nitrogen fertilizer. AN is produced at our Yazoo City, Mississippi complex. DEF is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water. DEF is used as a consumable in selective catalytic reduction in order to lower nitrogen oxide (NOx) concentration in the diesel exhaust emissions from diesel engines. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi complexes. Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate. This product is produced at our Courtright, Ontario; Port Neal, Iowa; Woodward, Oklahoma; and Yazoo City, Mississippi complexes.

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

CF INDUSTRIES HOLDINGS, INC.

Segment data for sales, cost of sales and gross margin for 2014, 2013 and 2012 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2014
Net sales	$1,576.3	$914.5	$1,669.8	$414.2	$168.4	$4,743.2
Cost of sales	983.2	516.6	997.4	309.2	158.3	2,964.7
Gross margin	$593.1	$397.9	$672.4	$105.0	$10.1	1,778.5
Total other operating costs and expenses						205.2
Gain on sale of phosphate business						750.1
Equity in earnings of operating affiliates						43.1
Operating earnings						$2,366.5
Year ended December 31, 2013
Net sales	$1,437.9	$924.6	$1,935.1	$380.2	$796.9	$5,474.7
Cost of sales	656.5	410.1	895.6	270.3	722.0	2,954.5
Gross margin	$781.4	$514.5	$1,039.5	$109.9	$74.9	2,520.2
Total other operating costs and expenses						150.2
Equity in earnings of operating affiliates						41.7
Operating earnings						$2,411.7
Year ended December 31, 2012
Net sales	$1,677.6	$1,143.4	$1,886.2	$389.4	$1,007.4	$6,104.0
Cost of sales	712.7	406.2	793.2	270.9	807.7	2,990.7
Gross margin	$964.9	$737.2	$1,093.0	$118.5	$199.7	3,113.3
Total other operating costs and expenses						200.9
Equity in earnings of operating affiliates						47.0
Operating earnings						$2,959.4
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

	Ammonia	Granular Urea	UAN	Other	Phosphate(1)	Corporate	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2014	$69.0	$37.5	$179.3	$66.9	$—	$39.8	$392.5
Year ended December 31, 2013	$58.2	$37.4	$172.6	$60.2	$42.3	$39.9	$410.6
Year ended December 31, 2012	$67.8	$35.4	$171.1	$60.3	$43.5	$41.7	$419.8
_______________________________________________________________________________

(1)
The assets and liabilities of our phosphate business were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Sales by geographic region (based on destination of shipments):
U.S.	$3,994.0	$4,497.8	$5,260.9
Canada	543.8	508.5	446.4
Export	205.4	468.4	396.7
	$4,743.2	$5,474.7	$6,104.0

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2014	2013	2012
	(in millions)
Property, plant and equipment—net by geographic region:
U.S.	$4,987.0	$3,528.8	$3,327.8
Canada	538.8	572.9	572.7
Consolidated	$5,525.8	$4,101.7	$3,900.5
Our principal customers are cooperatives, independent fertilizer distributors and industrial users. None of our customers in 2014 accounted for more than ten percent of our consolidated sales.
6.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$1,390.3	$1,464.6	$1,848.7
Basic earnings per common share:
Weighted-average common shares outstanding	51.2	58.9	63.9
Net earnings attributable to common stockholders	$27.16	$24.87	$28.94
Diluted earnings per common share:
Weighted-average common shares outstanding	51.2	58.9	63.9
Dilutive common shares—stock options	0.1	0.3	0.8
Diluted weighted-average shares outstanding	51.3	59.2	64.7
Net earnings attributable to common stockholders	$27.08	$24.74	$28.59
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, anti-dilutive stock options were insignificant.
7.   Other Operating—Net
Details of other operating—net are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Loss on disposal of property, plant and equipment—net	$3.7	$5.6	$5.5
Expansion project costs	30.7	10.8	—
Loss (gain) on foreign currency derivatives	38.4	(20.8)	(8.1)
(Gain) loss on foreign currency transactions	(14.9)	(13.5)	10.1
Engineering studies	—	—	21.9
Closed facilities costs	0.8	4.0	13.3
Other	(5.4)	(1.9)	6.4
Other operating loss (income)—net	$53.3	$(15.8)	$49.1
Expansion project costs include amounts related to administrative and consulting services for our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.

CF INDUSTRIES HOLDINGS, INC.

Engineering studies includes detailed design work, feasibility studies and cost estimates for certain proposed capital projects at our manufacturing complexes.
8.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2014	2013
	(in millions)
Land	$48.4	$37.9
Machinery and equipment	5,268.7	5,046.8
Buildings and improvements	160.7	159.4
Construction in progress(1)	2,559.0	1,099.1
	8,036.8	6,343.2
Less: Accumulated depreciation and amortization	2,511.0	2,241.5
	$5,525.8	$4,101.7
_______________________________________________________________________________

(1)
As of December 31, 2014 and 2013, we had construction in progress that was accrued but unpaid of $279.0 million and $228.9 million, respectively. These amounts included accruals related to our capacity expansion projects of $244.3 million and $203.6 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, construction in progress includes expenditures of $2.0 billion and $0.7 billion, respectively, related to our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.
Plant turnarounds—scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Net capitalized turnaround costs at beginning of the year	$119.8	$82.1	$54.8
Additions	88.3	78.6	56.6
Depreciation	(53.9)	(40.8)	(29.6)
Effect of exchange rate changes	(1.0)	(0.1)	0.3
Net capitalized turnaround costs at end of the year	$153.2	$119.8	$82.1
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

CF INDUSTRIES HOLDINGS, INC.

9.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by business segment as of December 31, 2014 and 2013:

	Ammonia	Granular Urea	UAN	Other	Total
	(in millions)
Balance as of December 31, 2013	$579.5	$830.8	$577.8	$107.7	$2,095.8
Effect of exchange rate changes	(0.8)	(1.2)	(0.8)	(0.2)	(3.0)
Balance as of December 31, 2014	$578.7	$829.6	$577.0	$107.5	$2,092.8
Amounts presented in the above table as of December 31, 2013 have been restated to reflect the goodwill allocated to the new reportable segments that were created in 2014. See Note 5—Segment Disclosures for further information. As a result of the new reportable segments, we performed an interim goodwill impairment analysis during the third quarter of 2014. The fair value of each reporting unit exceeded its carrying value; thus, no impairment was recorded.
During the fourth quarter of 2013, we acquired three ammonia terminals in Canada for an aggregate purchase price of $72.5 million. These facilities increased our distribution capabilities to customers in Western Canada. The acquired assets were recorded at the acquisition date fair value and are being depreciated in accordance with our existing depreciation policy over their remaining economic useful lives. We recognized $32.2 million of goodwill that represents the excess of the purchase price over the net fair value of the assets acquired, which is not deductible for income tax purposes. As a result of our change in reportable segments in 2014, the goodwill related to these Canadian terminals presented in the table above as of December 31, 2013 is reflected in our ammonia, granular urea, UAN and other segments as follows: $8.9 million, $12.8 million, $8.9 million and $1.6 million, respectively.
Our identifiable intangibles and carrying values are shown below and are presented in noncurrent other assets on our consolidated balance sheets.

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(13.2)	$36.8	$50.0	$(10.4)	$39.6
TerraCair brand	10.0	(5.0)	5.0	10.0	(3.8)	6.2
Total intangible assets	$60.0	$(18.2)	$41.8	$60.0	$(14.2)	$45.8
Amortization expense of our identifiable intangibles was $4.0 million, $3.8 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Total estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2015	$7.8
2016	2.8
2017	2.8
2018	2.8
2019	2.8
In early 2015, management approved a plan to discontinue the usage of the TerraCair brand in the sale of DEF during 2015.  Based on the change in the usage of this brand, estimated amortization expense in the table above includes the remaining amortization of the TerraCair brand in 2015.

CF INDUSTRIES HOLDINGS, INC.

10.   Equity Method Investments
Equity method investments consist of the following:

	December 31,
	2014	2013
	(in millions)
Operating equity method investments	$377.6	$379.7
Non-operating equity method investments	483.9	546.3
Investments in and advances to affiliates	$861.5	$926.0
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
The combined results of operations and financial position for our operating equity method investments are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Summarized statement of operations information:
Net sales	$309.9	$323.7	$320.9
Net earnings	$89.4	$102.7	$97.3
Equity in earnings of operating affiliates	$43.1	$41.7	$47.0

	December 31,
	2014	2013
	(in millions)
Summarized balance sheet information:
Current assets	$111.2	$84.3
Noncurrent assets	130.5	147.3
Total assets	$241.7	$231.6
Current liabilities	$39.4	$36.5
Noncurrent liabilities	22.0	25.0
Equity	180.3	170.1
Total liabilities and equity	$241.7	$231.6
The total carrying value of these investments as of December 31, 2014 was $377.6 million, which was $287.4 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 19 years and 9 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $141.1 million, $151.0 million and $145.7 million in 2014, 2013 and 2012, respectively.

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
The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Summarized statement of operations information:
Net sales	$2,005.2	$2,489.1	$2,751.6
Net earnings	$80.0	$43.0	$141.9
Equity in earnings of non-operating affiliates—net of taxes	$22.5	$9.6	$58.1

	December 31,
	2014	2013
	(in millions)
Summarized balance sheet information:
Current assets	$499.8	$540.3
Noncurrent assets	298.2	319.3
Total assets	$798.0	$859.6
Current liabilities	$290.7	$310.6
Noncurrent liabilities	186.9	168.9
Equity	320.4	380.1
Total liabilities and equity	$798.0	$859.6
In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. As of December 31, 2014 and 2013, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For the twelve months ended December 31, 2014, 2013 and 2012, we recognized interest income on advances to Keytrade of approximately $0.2 million. The carrying value of our advances to Keytrade approximates fair value.
Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments as of December 31, 2014 was $471.5 million, which was $311.3 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of GrowHow and reflects the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles are being depreciated over remaining periods up to 11 years. Our equity in earnings of non-operating affiliates—net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.
As of December 31, 2014, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $12.3 million.

CF INDUSTRIES HOLDINGS, INC.

11.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71.3	$—	$—	$71.3
Cash equivalents:
U.S. and Canadian government obligations	1,916.3	—	—	1,916.3
Other debt securities	9.0	—	—	9.0
Total cash and cash equivalents	$1,996.6	$—	$—	$1,996.6
Restricted cash	86.1	—	—	86.1
Nonqualified employee benefit trusts	17.4	2.0	—	19.4

	December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$148.9	$—	$—	$148.9
Cash equivalents:
U.S. and Canadian government obligations	1,491.1	—	—	1,491.1
Other debt securities	70.8	—	—	70.8
Total cash and cash equivalents	$1,710.8	$—	$—	$1,710.8
Restricted cash	154.0	—	—	154.0
Asset retirement obligation funds	203.7	—	—	203.7
Nonqualified employee benefit trusts	20.9	1.5	—	22.4
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2014 and 2013 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,925.3	$1,925.3	$—	$—
Restricted cash	86.1	86.1	—	—
Derivative assets	0.5	—	0.5	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(48.4)	—	(48.4)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,561.9	$1,561.9	$—	$—
Restricted cash	154.0	154.0	—	—
Derivative assets	74.3	—	74.3	—
Nonqualified employee benefit trusts	22.4	22.4	—	—
Asset retirement obligation funds	203.7	203.7	—	—
Derivative liabilities	(0.2)	—	(0.2)	—
Cash Equivalents
As of December 31, 2014 and 2013, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintain a cash account for which the use of the funds is restricted. The restricted cash account as of December 31, 2014 and 2013 was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas options, natural gas fixed price swaps and foreign currency forward contracts traded in the OTC markets with either multi-national commercial banks, major financial institutions or large energy companies. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. The currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 16—Derivative Financial Instruments, for additional information.
Asset Retirement Obligation Funds
Prior to March 17, 2014, we maintained investments to meet financial assurance requirements associated with certain Asset Retirement Obligations (AROs) in Florida. The fair values of these investments were based upon daily quoted prices representing the net asset value of the investments. The fair values of the ARO funds approximated their cost basis. These ARO funds were transferred to Mosaic as part of the phosphate mining and manufacturing business sale. See Note 4—Phosphate Business Disposition and Note 22—Assets and Liabilities Held for Sale, for additional information.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain deferred compensation related nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the net asset values (NAV) of the investments. These trusts are included on our consolidated balance sheets in other assets.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,592.5	$4,969.3	$3,098.1	$3,276.7
The fair values of our long-term debt were based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs.
The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.
12.   Income Taxes
The components of earnings before income taxes and equity in earnings of non-operating affiliates are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$2,073.2	$2,155.4	$2,629.0
Non-U.S.	114.1	54.3	200.5
	$2,187.3	$2,209.7	$2,829.5
The components of the income tax provision are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Current
Federal	$645.2	$641.5	$915.4
Foreign	29.8	8.6	56.0
State	79.5	70.7	131.2
	754.5	720.8	1,102.6
Deferred
Federal	11.7	(6.5)	(130.2)
Foreign	(8.0)	(6.7)	(4.5)
State	14.8	(21.1)	(3.7)
	18.5	(34.3)	(138.4)
Income tax provision	$773.0	$686.5	$964.2

CF INDUSTRIES HOLDINGS, INC.

Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2014		2013		2012
	(in millions, except percentages)
Earnings before income taxes and equity in earnings of non-operating affiliates	$2,187.3		$2,209.7		$2,829.5
Expected tax at U.S. statutory rate	765.6	35.0%	773.4	35.0%	990.3	35.0%
State income taxes, net of federal	61.7	2.8%	32.0	1.4%	82.9	2.9%
Net earnings attributable to noncontrolling interest	(16.3)	(0.8)%	(23.9)	(1.1)%	(26.2)	(0.9)%
U.S. manufacturing profits deduction	(28.4)	(1.3)%	(47.0)	(2.1)%	(47.0)	(1.7)%
Foreign tax rate differential	(40.3)	(1.8)%	(46.9)	(2.1)%	(50.1)	(1.8)%
U.S. tax on foreign earnings	9.1	0.4%	35.4	1.6%	6.8	0.3%
Depletion	(0.5)	—%	(24.2)	(1.1)%	(8.0)	(0.3)%
Valuation allowance	17.7	0.8%	26.8	1.2%	16.5	0.6%
Non-deductible capital costs	—	—%	—	—%	0.2	—%
Federal tax settlement	—	—%	(50.1)	(2.2)%	—	—%
Other	4.4	0.2%	11.0	0.5%	(1.2)	—%
Income tax at effective rate	$773.0	35.3%	$686.5	31.1%	$964.2	34.1%
The foreign tax rate differential is impacted by the inclusion of equity earnings from a foreign operating affiliate of the Company which are included in pre-tax earnings on an after-tax basis and the tax effect of net operating losses of a foreign subsidiary of the Company for which a valuation allowance has been recorded.

CF INDUSTRIES HOLDINGS, INC.

Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Net operating loss carryforwards, principally in foreign jurisdictions	$102.6	$96.0
Retirement and other employee benefits	87.5	71.5
Unrealized loss on hedging derivatives	5.3	—
Intangible asset	84.8	115.3
Federal tax settlement	27.8	43.7
Other	102.4	70.5
	410.4	397.0
Valuation allowance	(115.7)	(109.2)
	294.7	287.8
Deferred tax liabilities:
Depreciation and amortization	(979.7)	(921.0)
Foreign earnings	(34.0)	(35.4)
Depletable mineral properties	—	(45.9)
Unrealized gain on hedging derivatives	—	(14.6)
Other	(15.6)	(44.1)
	(1,029.3)	(1,061.0)
Net deferred tax liability	(734.6)	(773.2)
Less amount in current assets	84.0	60.0
Noncurrent liability	$(818.6)	$(833.2)
A foreign subsidiary of the Company has net operating loss carryforwards of $349.8 million that are indefinitely available in the foreign jurisdiction. As the future realization of these carryforwards is not anticipated, a valuation allowance of $102.2 million has been recorded. Of this amount, $17.2 million and $26.8 million were recorded as valuation allowances for the years ended December 31, 2014 and 2013, respectively.
We consider the earnings of certain of our Canadian operating subsidiaries to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2014, we have recorded a deferred income tax liability of approximately $33 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested. As of December 31, 2014, we have approximately $900 million of indefinitely reinvested earnings related to investment in other non-U.S. subsidiaries and corporate joint ventures, for which a deferred tax liability has not been recognized. It is not practicable to estimate the amount of such taxes.
We file federal, provincial, state and local income tax returns principally in the United States and Canada as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter and by Canadian tax jurisdictions for years 2006 and thereafter.

CF INDUSTRIES HOLDINGS, INC.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013
	(in millions)
Unrecognized tax benefits:
Beginning balance	$103.7	$154.4
Additions for tax positions taken during the current year	22.3	9.6
Additions for tax positions taken during prior years	18.3	25.0
Reductions related to lapsed statutes of limitations	(8.5)	(1.3)
Reductions related to settlements with tax jurisdictions	—	(84.0)
Ending balance	$135.8	$103.7
Unrecognized tax benefits increased in 2014 by $32.1 million for tax positions taken during the current and prior years and decreased by $50.7 million in 2013 principally for settlements with tax jurisdictions. Our effective tax rate would be affected by $115.7 million if these unrecognized tax benefits were to be recognized in the future.
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
Our income tax provision in 2013 includes a $75.8 million tax benefit for the effect of a Closing Agreement with the IRS related to the utilization of our pre-IPO net operating losses (NOLs) that was finalized in March 2013. This tax benefit is partially offset by a $55.2 million expense, recorded in other non-operating—net, reflecting the amount of this tax benefit that is payable to our pre-IPO owners. In our consolidated balance sheets as of December 31, 2014, $10.2 million is included in accounts payable and accrued expenses for the current portion of the tax savings payable to the pre-IPO owners and $22.1 million is included in other noncurrent liabilities for the portion of the tax savings payable to the pre-IPO owners in future years. The terms of the Closing Agreement resulted in the tax benefits associated with the pre-IPO NOL being realized as a tax deduction over five tax years, commencing with the 2013 tax year. In addition, we have reversed the net operating loss carryforward in the schedule of deferred tax assets and deferred tax liabilities and the valuation allowance associated with the pre-IPO NOLs. As a result of the settlement, our unrecognized tax benefits have decreased by $86.7 million in 2013.
Interest expense and penalties of $4.0 million, $13.6 million, and $1.3 million were recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $24.6 million and $24.9 million are included in other noncurrent liabilities as of December 31, 2014 and 2013, respectively.
Prior to April 30, 2013, CFL operated like a cooperative for Canadian income tax purposes and distributed all of its earnings as patronage dividends to its customers, including CFI. The patronage dividends were deductible for Canadian income tax purposes for tax years preceding April 29, 2013. As a result of the August 2, 2012 definitive agreement we entered into with Glencore International plc to acquire their interests in CFL and our April 30, 2013 acquisition of those interests, CFL is no longer permitted to deduct the dividends it distributes to CFI. As a result, CFL has recorded an income tax provision in the years 2012 through 2014. See Note 18—Noncontrolling Interest for further information.

CF INDUSTRIES HOLDINGS, INC.

13.   Pension and Other Postretirement Benefits
We maintain three funded defined benefit pension plans; one U.S. plan and two Canadian plans. One of our Canadian plans has been closed to new employees. We also provide group medical insurance benefits to certain retirees. The specific medical benefits provided to retirees vary by group and location.
Our plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheets for our U.S. and Canadian plans as of the December 31 measurement date are as follows:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$700.7	$719.9	$—	$—
Return on plan assets	83.4	16.3	—	—
Employer contributions	20.4	6.6	4.9	4.8
Plan participant contributions	0.4	0.4	0.4	0.4
Benefit payments	(128.7)	(34.4)	(5.3)	(5.2)
Foreign currency translation	(11.4)	(8.1)	—	—
Fair value of plan assets as of December 31	664.8	700.7	—	—
Change in benefit obligation
Benefit obligation as of January 1	(768.6)	(832.4)	(66.3)	(69.6)
Curtailment gain (loss)	14.5	—	(2.0)	—
Special termination benefits	(0.3)	—	—	—
Service cost	(13.3)	(17.8)	(0.1)	(0.3)
Interest cost	(34.7)	(32.8)	(2.4)	(2.4)
Benefit payments	128.7	34.4	5.3	5.2
Foreign currency translation	11.6	8.6	0.3	0.3
Plan amendment	—	—	7.0	—
Plan participant contributions	(0.4)	(0.4)	(0.4)	(0.4)
Change in assumptions and other	(125.3)	71.8	(3.8)	0.9
Benefit obligation as of December 31	(787.8)	(768.6)	(62.4)	(66.3)
Funded status as of year end	$(123.0)	$(67.9)	$(62.4)	$(66.3)
In the table above, the line titled "Change in assumptions and other" for our pension plans primarily reflects the impact of changes in discount rates and, for 2014, the adoption of new mortality assumptions.
In March 2014, as a result of a reduction in plan participants due to the sale of our phosphate business, we recognized:

•	a curtailment gain for our U.S. pension plan, which resulted in a reduction in our pension benefit obligation (PBO), of $14.5 million and a corresponding increase in other comprehensive income;

•
a decrease in our U.S. retiree medical benefit obligation of $7.0 million due to a plan amendment, with a corresponding increase in other comprehensive income (included in "Prior service cost" in the table below); and

•	a $2.0 million curtailment loss related to terminated vested participants in our U.S. retiree medical plan.
In August 2014, we communicated to certain terminated vested participants in our U.S. pension plan an option to receive a lump sum payment for their accrued benefits. For participants who elected this option, benefit payments of $90.8 million were made in December 2014 and we incurred a settlement charge of approximately $9.7 million, with a corresponding reduction in accumulated other comprehensive loss. Of the $9.7 million, $8.7 million was reported in cost of sales and $1.0 million was reported in selling, general and administrative expenses. As a result, the measurement of the PBO as of December 31, 2014 included a reduction of approximately $13.0 million (included in the line "Change in assumptions and other").

CF INDUSTRIES HOLDINGS, INC.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Other noncurrent assets	$3.8	$4.7	$—	$—
Accrued expenses	—	—	(5.2)	(5.0)
Other noncurrent liabilities	(126.8)	(72.6)	(57.2)	(61.3)
	$(123.0)	$(67.9)	$(62.4)	$(66.3)
Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans		Retiree Medical
	December 31,		December 31,
	2014	2013	2014	2013
	(in millions)
Prior service cost (benefit)	$1.2	$1.5	$(5.9)	$0.3
Net actuarial loss	107.9	58.2	12.9	9.4
	$109.1	$59.7	$7.0	$9.7
Net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss included the following:

	Pension Plans			Retiree Medical
	Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost	$13.3	$17.8	$12.4	$0.1	$0.3	$2.1
Interest cost	34.7	32.8	34.4	2.4	2.4	3.3
Expected return on plan assets	(35.9)	(32.6)	(34.6)	—	—	—
Settlement charge	9.7	—	—	—	—	—
Special termination benefits	0.3	—	—	—	—	—
Curtailment loss (gain)	—	—	—	2.0	—	(10.9)
Amortization of transition obligation	—	—	—	—	—	0.3
Amortization of prior service cost (benefit)	0.2	0.2	0.1	(0.9)	0.1	0.1
Amortization of actuarial loss	1.7	10.5	9.8	0.3	0.6	0.6
Net periodic benefit cost (income)	24.0	28.7	22.1	3.9	3.4	(4.5)
Net actuarial loss (gain)	77.9	(45.4)	9.1	3.8	(0.9)	0.7
Prior service cost	—	—	1.7	(7.0)	—	—
Curtailment effects	(14.5)	—	—	—	—	(13.4)
Settlement effects	(9.7)	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	(0.3)
Amortization of prior service (cost) benefit	(0.2)	(0.2)	(0.1)	0.9	(0.1)	(0.1)
Amortization of actuarial loss	(1.7)	(10.5)	(9.8)	(0.3)	(0.6)	(0.5)
Total recognized in accumulated other comprehensive loss	51.8	(56.1)	0.9	(2.6)	(1.6)	(13.6)
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$75.8	$(27.4)	$23.0	$1.3	$1.8	$(18.1)
In 2012, we approved and implemented a reduction in certain retiree medical benefits. This curtailment of benefits resulted in a $24.3 million reduction in the retiree medical liability. Of the $24.3 million reduction, $13.4 million was

CF INDUSTRIES HOLDINGS, INC.

recognized in other comprehensive income and $10.9 million was recognized in net periodic benefit plan cost (income), of which $9.6 million was reported in cost of sales and $1.3 million was reported in selling, general and administrative expenses.
Amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows:

	Pension Plans	Retiree Medical
	(in millions)
Prior service cost (benefit)	$0.1	$(1.2)
Net actuarial loss	5.6	0.6
Presented below is information by pension plan regarding the benefit obligation, fair value of plan assets, net periodic benefit cost, and employer contributions.

	CF U.S. Plan	CF Canadian Plan	Terra Canadian Plan	Consolidated
	(in millions)
As of December 31, 2014
Fair value of plan assets	$536.0	$56.4	$72.4	$664.8
Benefit obligation	(655.4)	(63.8)	(68.6)	(787.8)
Accumulated benefit obligation	(610.3)	(51.0)	(66.3)	(727.6)
For the year ended December 31, 2014
Net periodic benefit cost	20.7	3.5	(0.2)	24.0
Employer contributions	14.7	4.1	1.6	20.4

As of December 31, 2013
Fair value of plan assets	$579.0	$50.0	$71.7	$700.7
Benefit obligation	(645.7)	(55.9)	(67.0)	(768.6)
Accumulated benefit obligation	(597.0)	(44.1)	(65.2)	(706.3)
For the year ended December 31, 2013
Net periodic benefit cost	23.6	5.0	0.1	28.7
Employer contributions	—	4.6	2.0	6.6
Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate. Our consolidated pension funding contributions for 2015 are estimated to be approximately $19.0 million. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension	Retiree medical
	(in millions)
2015	$39.1	$5.2
2016	40.6	5.1
2017	42.3	5.1
2018	43.7	5.1
2019	45.1	5.0
2020-2024	241.9	19.1

CF INDUSTRIES HOLDINGS, INC.

The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans			Retiree Medical
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate—obligation	4.0%	4.8%	4.0%	3.6%	4.2%	3.3%
Weighted-average discount rate—expense	4.8%	4.0%	4.6%	4.2%	3.3%	4.3%
Weighted-average rate of increase in future compensation	4.3%	3.9%	4.0%	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	5.5%	5.1%	5.7%	n/a	n/a	n/a
The discount rates are developed for each plan using spot rates derived from a yield curve of high quality (AA rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.
The expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2015, our weighted-average expected long-term rate of return on assets is 4.8%.
For the measurement of the benefit obligation at December 31, 2014 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.25% increase in 2015, followed by a gradual decline in increases to 5.00% for 2024 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 6.75% increase in 2015, followed by a gradual decline in increases to 5.00% for 2022 and thereafter.
For the measurement of the benefit obligation at December 31, 2013 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.5% increase in 2015, followed by a gradual decline in increases to 5.00% for 2024 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 7.00% increase in 2015, followed by a gradual decline in increases to 5.00% for 2022 and thereafter.
A one-percentage point change in the assumed health care cost trend rate as of December 31, 2014 would have the following effects on our retiree medical benefit plans:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2014	$0.3	$(0.2)
Effect on benefit obligation as of December 31, 2014	7.2	(6.0)
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
The target asset allocation for our U.S. pension plan is 80% non-equity and 20% equity, which has been determined based on analysis of actual historical rates of return and plan needs and circumstances. The equity investments are tailored to exceed the growth of the benefit obligation and are a combination of U.S. and non-U.S. total stock market index mutual funds. The non-equity investments consist primarily of investments in debt securities and money market instruments that are selected based on investment quality and duration to mitigate volatility of the funded status and annual required contributions. The non-equity investments have a duration profile that is similar to the benefit obligation in order to mitigate the impact of interest rate changes on the funded status. This investment strategy is achieved through the use of mutual funds and individual securities.
The target asset allocation for the CF Canadian plan is 60% non-equity and 40% equity, and for the Terra Canadian plan is 75% non-equity and 25% equity. The equity investments are passively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality passively managed portfolios

CF INDUSTRIES HOLDINGS, INC.

that diversify assets across economic sectors, countries and maturity spectrums. This investment strategy is achieved through the use of mutual funds.
The fair values of our U.S. and Canadian pension plan assets as of December 31, 2014 and 2013, by major asset class are as follows:

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$26.0	$26.0	$—	$—
Equity mutual funds
Index equity(2)	102.8	102.8	—	—
Pooled equity(3)	44.0	—	44.0	—
Fixed income
U.S. Treasury bonds and notes(4)	4.9	4.9	—	—
Mutual funds(5)	86.9	—	86.9	—
Corporate bonds and notes(6)	375.9	—	375.9	—
Government and agency securities(7)	26.0	—	26.0	—
Other(8)	2.1	—	2.1	—
Total assets at fair value	668.6	$133.7	$534.9	$—
Accruals and payables—net	(3.8)
Total assets	$664.8

	December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$7.7	$7.7	$—	$—
Equity mutual funds
Index equity(2)	118.7	118.7	—	—
Pooled equity(3)	41.0	—	41.0	—
Fixed income
U.S. Treasury bonds and notes(4)	16.7	16.7	—	—
Mutual funds(5)	79.9	—	79.9	—
Corporate bonds and notes(6)	383.3	—	383.3	—
Government and agency securities(7)	48.6	—	48.6	—
Other(8)	2.1	—	2.1	—
Total assets at fair value	698.0	$143.1	$554.9	$—
Accruals and payables—net	2.7
Total assets	$700.7
_______________________________________________________________________________

(1)	Cash and cash equivalents are primarily short-term money market funds and are classified as Level 1 assets.

(2)
The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active market, which represent the net asset values of the shares held by the plan and are classified as Level 1 investments.

CF INDUSTRIES HOLDINGS, INC.

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

We have defined contribution plans covering substantially all employees. Depending on the specific provisions of each plan, the company may provide basic contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. As of January 1, 2013, we adopted amendments to our U.S. qualified defined contribution plans to combine them into a single plan. In 2014, 2013 and 2012, we recognized expense related to company contributions to the defined contribution plans of $12.3 million, $13.1 million, and $14.2 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other noncurrent liabilities in our consolidated balance sheets for these plans were $2.5 million and $19.8 million as of December 31, 2014 and $6.9 million and $17.2 million as of December 31, 2013, respectively. We recognized expense for these plans of $5.1 million, $2.0 million and $1.7 million in 2014, 2013 and 2012, respectively. The expense recognized in 2014 includes a settlement charge of $3.4 million.
14.   Financing Agreements
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
As of December 31, 2014, there was $995.1 million of available credit under the Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of December 31, 2014 or 2013, or during the years then ended.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.3
5.150% due 2034	746.2	—
4.950% due 2043	748.8	748.8
5.375% due 2044	748.1	—
	4,592.5	3,098.1
Less: Current portion	—	—
Net long-term debt	$4,592.5	$3,098.1
On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Notes). Interest on the 2018/2020 Notes is paid semiannually on May 1 and November 1 and the 2018/2020 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. As of December 31, 2014, the carrying value of the 2018/2020 Notes was $1.6 billion and the fair value was approximately $1.9 billion.
On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Notes). Interest on the 2023/2043 Notes is paid semiannually on June 1 and December 1 and the 2023/2043 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds from the issuance and sale of the 2023/2043 Notes, after deducting underwriting discounts and offering expenses, of approximately $1.48 billion. As of December 31, 2014, the carrying value of the 2023/2043 Notes was approximately $1.5 billion and the fair value was approximately $1.5 billion.
On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044 (the 2034/2044 Notes). Interest on the 2034/2044 Notes is paid semiannually on March 15 and September 15 and the 2034/2044 Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds of $1.48 billion from the issuance and sale of the 2034/2044 Notes, after deducting underwriting discounts and offering expenses. As of December 31, 2014, the carrying value of the 2034/2044 Notes was approximately $1.5 billion and the fair value was approximately $1.6 billion.
Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. The indentures contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the senior notes), CF Industries would be required to offer to repurchase each series of senior notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the senior notes, provided that such requirement will no longer apply with respect to the 2023/2043 Notes and 2034/2044 Notes following the repayment of the 2018/2020 Notes or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the 2018/2020 Notes.

CF INDUSTRIES HOLDINGS, INC.

15. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Interest on borrowings(1)	$238.3	$150.6	$112.2
Fees on financing agreements(1)(2)	10.6	15.4	32.1
Interest on tax liabilities	3.5	12.9	1.4
Interest capitalized	(74.2)	(26.7)	(10.4)
	$178.2	$152.2	$135.3
(1) See Note 14—Financing Agreements for additional information.
(2) Fees on financing agreements for the year ended December 31, 2012 includes $15.2 million of accelerated amortization of deferred fees related to the termination of a credit agreement in May 2012.
16.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily natural gas options and natural gas fixed price swaps traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We entered into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recorded in earnings.
As of December 31, 2014 and 2013, we had open natural gas derivative contracts for 58.7 million MMBtus and 76.3 million MMBtus, respectively. For the year ended December 31, 2014, we used derivatives to cover approximately 88% of our natural gas consumption.
Foreign Currency Exchange Rates
In the fourth quarter of 2012, our Board of Directors authorized a project to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the capacity expansion project costs are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the fourth quarter of 2015 using foreign currency forward contracts. Certain of these contracts were originally designated as cash flow hedges.
As of December 31, 2013, we de-designated the remaining cash flow hedges related to our capacity expansion projects. As of December 31, 2014 and 2013, the notional amount of our open foreign currency derivatives was $252.8 million and $636.3 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
During the year ended December 31, 2014, we reclassified a pre-tax gain of $2.8 million from AOCI to income as a result of the discontinuance of certain cash flow hedges. No reclassification from AOCI to income occurred in 2013 or 2012. As of December 31, 2014, the remaining pre-tax AOCI balance of $7.4 million related to the de-designated cash flow hedges is expected to be reclassified into income over the depreciable lives of the fixed assets associated with the capacity expansion projects. We expect that the amounts to be reclassified within the next twelve months will be insignificant. See Note 19—Stockholders' Equity, for further information.

CF INDUSTRIES HOLDINGS, INC.

The effect of derivatives in our consolidated statements of operations is shown in the tables below:

	Gain (loss) recognized in OCI			Gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2014	2013	2012	Location	2014	2013	2012
	(in millions)				(in millions)
Foreign exchange contracts	$—	$3.0	$7.2	Other operating—net	$2.8	$—	$—

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2014	2013	2012
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$(1.8)	$1.8

	Gain (loss) recognized in income
		Year ended December 31,
Derivatives not designated as hedges	Location	2014	2013	2012
		(in millions)
Natural gas derivatives	Cost of sales	$(79.5)	$52.9	$66.5
Foreign exchange contracts	Other operating—net	(43.6)	14.8	6.3
		$(123.1)	$67.7	$72.8

	Gain (loss) in income
	Year ended December 31,
All Derivatives	2014	2013	2012
	(in millions)
Unrealized gains (losses)
Derivatives not designated as hedges	$(123.1)	$67.7	$72.8
Cash flow hedge ineffectiveness	—	(1.8)	1.8
Total unrealized gains (losses)	(123.1)	65.9	74.6
Realized gains (losses)	64.2	1.8	(144.4)
Net derivative gains (losses)	$(58.9)	$67.7	$(69.8)
_______________________________________________________________________________

(1)	For derivatives designated as cash flow hedges, the amount reported as gain (loss) recognized in income represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2014 and 2013, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 11—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2014	2013		2014	2013
		(in millions)			(in millions)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$27.3	Other current liabilities	$(22.4)	$—
Foreign exchange contracts	Other noncurrent assets	—	1.6	Other noncurrent liabilities	—	—
Natural gas derivatives	Other current assets	0.5	45.4	Other current liabilities	(26.0)	(0.2)
Natural gas derivatives	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total derivatives		$0.5	$74.3		$(48.4)	$(0.2)

Current / Noncurrent totals
	Other current assets	$0.5	$72.7	Other current liabilities	$(48.4)	$(0.2)
	Other noncurrent assets	—	1.6	Other noncurrent liabilities	—	—
Total derivatives		$0.5	$74.3		$(48.4)	$(0.2)
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

CF INDUSTRIES HOLDINGS, INC.

Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. As of December 31, 2014 and 2013, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $47.1 million and $0.2 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both December 31, 2014 and 2013, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2014 and 2013:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2014
Total derivative assets	$0.5	$0.5	$—	$—
Total derivative liabilities	48.4	0.5	—	47.9
Net liabilities	$(47.9)	$—	$—	$(47.9)
December 31, 2013
Total derivative assets	$74.3	$0.2	$—	$74.1
Total derivative liabilities	—	—	—	—
Net assets	$74.3	$0.2	$—	$74.1
_______________________________________________________________________________

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
17.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2014	2013
	(in millions)
Trade	$185.7	$225.0
Other	5.8	5.9
	$191.5	$230.9
Trade accounts receivable includes amounts due from related parties. For additional information, see Note 26—Related Party Transactions. Trade accounts receivable is net of a $0.4 million allowance for doubtful accounts as of December 31, 2014 and 2013.

CF INDUSTRIES HOLDINGS, INC.

Inventories
Inventories consist of the following:

	December 31,
	2014	2013
	(in millions)
Finished goods	$179.5	$251.0
Raw materials, spare parts and supplies	23.4	23.3
	$202.9	$274.3
Other Current Assets
Other current assets consist of the following:

	December 31,
	2014	2013
	(in millions)
Prepaid expenses	$17.4	$19.1
Unrealized gains on derivatives	0.6	72.7
Margin deposits	0.6	0.6
	$18.6	$92.4

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
	(in millions)
Accounts payable	$65.8	$169.0
Capacity expansion project costs	195.3	55.4
Accrued natural gas costs	96.9	86.0
Payroll and employee related costs	47.3	71.8
Accrued interest	46.9	24.0
Accrued share repurchase	29.1	40.3
Other	108.6	117.6
	$589.9	$564.1
Payroll and employee related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes.
Capacity expansion project costs include the capital expenditures invested in the capacity expansion projects.
Accrued interest includes interest payable on our outstanding unsecured senior notes. For further details, see Note 14—Financing Agreements.
Other includes accrued utilities, property taxes, sales incentives and other credits, maintenance and professional services.

CF INDUSTRIES HOLDINGS, INC.

Other Current Liabilities
Other current liabilities consist of the following:

	December 31,
	2014	2013
	(in millions)
Unrealized losses on derivatives	$48.4	$0.2
Financial advances	—	43.0
Product exchanges	—	0.3
	$48.4	$43.5
As of December 31, 2013, we had received financial advances necessary to complete certain investment transactions that were repaid to the financial institution after the end of the year.
Other Noncurrent Liabilities
Other noncurrent liabilities consist of the following:

	December 31,
	2014	2013
	(in millions)
Benefit plans and deferred compensation	$209.8	$156.1
Tax-related liabilities	95.8	81.8
Capacity expansion project costs	49.0	70.5
Environmental and related costs	3.6	4.3
Other	16.7	12.9
	$374.9	$325.6
Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 13—Pension and Other Postretirement Benefits).
Capacity expansion project costs consist of amounts due to contractors that will be paid upon completion of the project in accordance with the related contract terms.
18.     Noncontrolling Interest
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

CF INDUSTRIES HOLDINGS, INC.

In each of the applicable quarters of 2014, 2013 and 2012, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2014, 2013 and 2012 were $139.4 million, $200.6 million and $234.0 million, respectively.
As of December 31, 2014, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
Canadian Fertilizers Limited (CFL)
CFL owns a nitrogen fertilizer complex in Medicine Hat, Alberta, Canada, which until April 30, 2013, supplied fertilizer products to CF Industries and Viterra Inc. (Viterra). The Medicine Hat complex is the largest nitrogen fertilizer complex in Canada, with two world-scale ammonia plants, a world-scale granular urea plant and on-site storage facilities for both ammonia and urea.
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
In 2012, we entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid-in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly-owned subsidiary and we purchased 100% of CFL's ammonia and granular urea production.
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
In the fourth quarter of 2012, the CFL Board of Directors approved amendments to the product purchase agreements retroactive to January 1, 2012 that modified the selling prices that CFL charged for products sold to Viterra and CF Industries to eliminate the requirement to pay to CFL the difference between the market price and the price based on production cost plus an agreed-upon margin. The effect of the selling price amendments to the product purchase agreements impacts the comparability of our financial results. These changes impact the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.

CF INDUSTRIES HOLDINGS, INC.

A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to the noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2014	2013			2012
	TNCLP	CFL	TNCLP	Total	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$362.3	$17.4	$362.6	$380.0	$16.7	$369.2	$385.9
Earnings attributable to noncontrolling interest	46.5	2.3	65.9	68.2	3.5	71.2	74.7
Declaration of distributions payable	(46.0)	(2.3)	(66.2)	(68.5)	(5.3)	(77.8)	(83.1)
Acquisitions of noncontrolling interests in CFL	—	(16.8)	—	(16.8)	—	—	—
Effect of exchange rate changes	—	(0.6)	—	(0.6)	2.5	—	2.5
Ending balance	$362.8	$—	$362.3	$362.3	$17.4	$362.6	$380.0
Distributions payable to noncontrolling interest:
Beginning balance	$—	$5.3	$—	$5.3	$149.7	$—	$149.7
Declaration of distributions payable	46.0	2.3	66.2	68.5	5.3	77.8	83.1
Distributions to noncontrolling interest	(46.0)	(7.5)	(66.2)	(73.7)	(154.0)	(77.8)	(231.8)
Effect of exchange rate changes	—	(0.1)	—	(0.1)	4.3	—	4.3
Ending balance	$—	$—	$—	$—	$5.3	$—	$5.3

19.   Stockholders' Equity
Common Stock
In the third quarter of 2011, our Board of Directors authorized a program to repurchase up to $1.5 billion of CF Holdings common stock through December 31, 2013 (the 2011 program). During 2011, we repurchased 6.5 million shares under the 2011 program for $1.0 billion, and in the second quarter of 2012, we repurchased 3.1 million shares under this program for $500.0 million, thereby completing the 2011 program. In June 2012, we retired all 9.6 million shares that were repurchased under the 2011 program.
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of CF Holdings common stock through December 31, 2016 (the 2012 program). During 2013, we repurchased 7.3 million shares for approximately $1.4 billion, of which $40.3 million was accrued but unpaid as of December 31, 2013. In the first half of 2014, we repurchased 6.3 million shares for approximately $1.6 billion, which completed the 2012 program.
On August 6, 2014, our Board of Directors authorized the repurchase of up to $1.0 billion of CF Holdings common stock through December 31, 2016 (the 2014 program). Consistent with our previous stock repurchase programs, repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price, and other factors. During the fourth quarter of 2014, we repurchased 1.4 million shares for $372.8 million under the 2014 program, of which $29.1 million was accrued but unpaid as of December 31, 2014.
During 2014 and 2013, we retired 7.7 million shares and 6.4 million shares of repurchased stock, respectively. As of December 31, 2014 and 2013, we held in treasury approximately 0.8 million and 0.9 million shares of repurchased stock, respectively.

CF INDUSTRIES HOLDINGS, INC.

Changes in common shares outstanding are as follows:

	Year ended December 31,
	2014	2013	2012
Beginning balance	55,848,194	62,950,688	65,419,989
Exercise of stock options	188,512	226,303	569,490
Issuance of restricted stock(1)	4,175	30,074	25,662
Forfeitures of restricted stock	(13,136)	(1,570)	(2,170)
Purchase of treasury shares(2)	(7,693,135)	(7,357,301)	(3,062,283)
Ending balance	48,334,610	55,848,194	62,950,688
_______________________________________________________________________________

(1)	Includes shares issued from treasury.

(2)	Includes shares withheld to pay employee tax obligations upon the vesting of restricted stock.
Stockholder Rights Plan
We have adopted a stockholder rights plan (the Rights Plan). The existence of the rights and the Rights Plan is intended to deter coercive or partial offers which may not provide fair value to all stockholders and to enhance our ability to represent all of our stockholders and thereby maximize stockholder value.
Under the Rights Plan, each share of common stock has attached to it one right. Each right entitles the holder to purchase one one thousandth of a share of a series of our preferred stock designated as Series A junior participating preferred stock at an exercise price of $90, subject to adjustment. Rights will only be exercisable under limited circumstances specified in the rights agreement when there has been a distribution of the rights and such rights are no longer redeemable by us. A distribution of the rights would occur upon the earlier of (i) 10 business days following a public announcement that any person or group has acquired beneficial ownership of 15% or more (or, in the case of certain institutional and other investors, 20% or more) of the outstanding shares of our common stock, other than as a result of repurchases of stock by us; or (ii) 10 business days, or such later date as our Board of Directors may determine, after the date of the commencement of a tender offer or exchange offer that would result in any person, group or related persons acquiring beneficial ownership of 15% or more (or, in the case of certain institutional and other investors, 20% or more) of the outstanding shares of our common stock. The rights will expire at 5:00 P.M. (New York City time) on July 21, 2015, unless such date is extended or the rights are earlier redeemed or exchanged by us.
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
The description and terms of the rights are set forth in a Rights Agreement dated as of July 21, 2005 and amended as of August 31, 2010, between us and Computershare Inc., as successor rights agent.

CF INDUSTRIES HOLDINGS, INC.

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
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2011	$15.4	$(3.0)	$—	$(111.7)	$(99.3)
Unrealized gain	—	4.3	7.2	—	11.5
Reclassification to earnings	—	(0.6)	—	11.5	10.9
Loss arising during the period	—	—	—	(1.0)	(1.0)
Effect of exchange rate changes and deferred taxes	46.0	(1.1)	(2.6)	(14.0)	28.3
Balance as of December 31, 2012	61.4	(0.4)	4.6	(115.2)	(49.6)
Unrealized gain	—	2.1	3.0	—	5.1
Reclassification to earnings	—	(0.6)	—	12.2	11.6
Gain arising during the period	—	—	—	46.2	46.2
Effect of exchange rate changes and deferred taxes	(29.5)	(0.5)	(1.1)	(24.8)	(55.9)
Balance as of December 31, 2013	31.9	0.6	6.5	(81.6)	(42.6)
Unrealized gain	—	0.7	—	—	0.7
Reclassification to earnings	—	(0.4)	(2.8)	33.1	29.9
Loss arising during the period	—	—	—	(106.2)	(106.2)
Effect of exchange rate changes and deferred taxes	(72.4)	(0.1)	1.0	29.9	(41.6)
Balance as of December 31, 2014	$(40.5)	$0.8	$4.7	$(124.8)	$(159.8)
The $1.0 million defined benefit plan loss arising during 2012 is net of a $13.4 million curtailment gain pertaining to retiree medical benefits recognized in the third quarter of 2012. For additional information, refer to Note 13—Pension and Other Postretirement Benefits.

CF INDUSTRIES HOLDINGS, INC.

Reclassifications out of AOCI to the consolidated statements of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
	(in millions)
Unrealized Gain (Loss) on Securities
Available-for-sale securities(1)	$(0.4)	$(0.6)
Total before tax	(0.4)	(0.6)
Tax effect	0.1	0.2
Net of tax	$(0.3)	$(0.4)
Unrealized Gain (Loss) on Derivatives
Reclassification of de-designated hedges(2)	$(2.8)	$—
Total before tax	(2.8)	—
Tax effect	1.0	—
Net of tax	$(1.8)	$—
Defined Benefit Plans
Amortization of prior service cost(3)	$(0.4)	$0.3
Amortization of net loss(3)	33.5	11.9
Total before tax	33.1	12.2
Tax effect	(12.1)	(4.3)
Net of tax	$21.0	$7.9
Total reclassifications for the period	$18.9	$7.5
_______________________________________________________________________________

(1)	Represents the balance that was reclassified into interest income.

(2)	Represents the portion of de-designated cash flow hedges that were reclassified into income as a result of the discontinuance of certain cash flow hedges.

(3)	These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.
20.   Stock-Based Compensation
2014 Equity and Incentive Plan
On May 14, 2014, our shareholders approved the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (the Plan) which replaced the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan. Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock-based awards to our officers, employees, consultants and independent contractors (including non-employee directors). The purpose of the Plan is to provide an incentive for our employees, officers, consultants and non-employee directors that is aligned with the interests of our stockholders.
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 2.8 million and (ii) the number of shares subject to outstanding awards under our predecessor plans to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. As of December 31, 2014, we had 2.8 million shares available for future awards under the Plan. The Plan provides that no more than 1.0 million underlying shares may be granted to a participant in any one calendar year.

CF INDUSTRIES HOLDINGS, INC.

Stock Options
Under the Plan and our predecessor plans, we granted to plan participants nonqualified stock options to purchase shares of our common stock. The exercise price of these options is equal to the market price of our common stock on the date of grant. The contractual life of each option is ten years and generally one-third of the options vest on each of the first three anniversaries of the date of grant.
The fair value of each stock option award is estimated using the Black-Scholes option valuation model. Key assumptions used and resulting grant date fair values are shown in the following table.

	2014	2013	2012
Weighted-average assumptions:
Expected volatility	33%	35%	50%
Expected term of stock options	4.3 Years	4.4 Years	4.5 Years
Risk-free interest rate	1.3%	1.4%	0.7%
Expected dividend yield	1.6%	0.8%	0.8%
Weighted-average grant date fair value	$63.86	$53.82	$80.59
The expected volatility of our stock options is based on the combination of the historical volatility of our common stock and implied volatilities of exchange traded options on our common stock. The expected term of options is estimated based on our historical exercise experience, post-vesting employment termination behavior and the contractual term. The risk-free interest rate is based on the U.S. Treasury Strip yield curve in effect at the time of grant for the expected term of the options.
A summary of stock option activity during the year ended December 31, 2014 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2013	737,532	$141.76
Granted	169,225	255.87
Exercised	(188,512)	93.80
Forfeited	(81,212)	193.55
Outstanding as of December 31, 2014	637,033	179.62
Exercisable as of December 31, 2014	339,177	136.61
In addition, 59,990 stock options were modified in 2014 resulting in incremental compensation expense of $1.3 million.
Selected amounts pertaining to stock option exercises are as follows:

	2014	2013	2012
	(in millions)
Cash received from stock option exercises	$17.6	$10.3	$14.6
Actual tax benefit realized from stock option exercises	$10.2	$11.9	$36.9
Pre-tax intrinsic value of stock options exercised	$31.1	$38.6	$95.2

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 14.83 - $ 20.00	2,800	1.1	$16.87	$0.7	2,800	1.1	$16.87	$0.7
$ 20.01 - $100.00	122,024	4.7	73.09	24.3	122,024	4.7	73.09	24.3
$100.01 - $207.95	512,209	7.6	205.89	34.1	214,353	6.1	174.34	21.1
	637,033	7.0	179.62	$59.1	339,177	5.6	136.61	$46.1
_______________________________________________________________________________

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $272.54 on December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Awards, Restricted Stock Units and Performance Share Units
The fair value of a restricted stock award (RSA) or a restricted stock unit (RSU) is equal to the number of awards multiplied by the closing market price of our common stock on the date of grant. We estimated the fair value of each performance share unit (PSU) on the date of grant using a Monte Carlo simulation. Awards granted to key employees vest three years from the date of grant. The RSAs awarded to non-management members of our Board of Directors vest the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the RSAs, RSUs and PSUs are entitled to dividends and voting rights.
A summary of restricted stock activity during the year ended December 31, 2014 is presented below:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2013	74,003	$200.11	—	$—	—	$—
Granted	4,175	248.79	8,170	255.79	5,255	388.23
Restrictions lapsed (vested)	(34,571)	203.43	—	—	—	—
Forfeited	(13,136)	192.59	—	—	—	—
Outstanding as of December 31, 2014	30,471	198.79	8,170	255.79	5,255	388.23
In addition, 16,099 restricted stock awards were modified in 2014 resulting in incremental compensation expense of $0.9 million.
The weighted-average grant date fair value of restricted stock awards granted in 2014, 2013 and 2012 was $248.79, $189.42 and $201.22, respectively.
Selected amounts pertaining to restricted stock awards that vested are as follows:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Actual tax benefit realized from restricted stock vested	$3.0	$3.4	$2.9
Fair value of restricted stock vested	$8.6	$10.0	$7.6

CF INDUSTRIES HOLDINGS, INC.

Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2014	2013	2012
	(in millions)
Stock-based compensation expense(1)(2)	$16.8	$12.6	$11.1
Income tax benefit	(6.1)	(4.6)	(4.0)
Stock-based compensation expense, net of income taxes	$10.7	$8.0	$7.1
_______________________________________________________________________________

(1)	In 2014, includes incremental compensation expense of $2.2 million related to the modification of 59,990 stock options and 16,099 RSAs.

(2)
In addition to our expense associated with the Plan and predecessor plans, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense (income) resulting from these market-based liability awards amounted to $(0.1) million, zero and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows includes this phantom unit expense (income).

As of December 31, 2014, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $12.0 million for stock options, which will be recognized over a weighted-average period of 1.8 years, and $4.4 million for restricted stock, which will be recognized over a weighted-average period of 1.7 years.
An excess tax benefit is generated when the realized tax benefit from the vesting of restricted stock, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2014, 2013 and 2012 totaled $8.7 million, $13.5 million and $36.1 million, respectively.
21.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. A liability has not been recorded for these conditional AROs. The most recent estimate of the aggregate cost of these AROs expressed in 2014 dollars is $51.0 million. We have not recorded a liability for these conditional AROs as of December 31, 2014 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at these facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
We previously had recorded AROs associated with phosphogypsum stack systems and mine reclamation of our former phosphate operations in Florida. On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business to Mosaic. Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including the responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. See further discussion related to Florida environmental matters in Note 24—Contingencies. The assets and liabilities sold to Mosaic, including the AROs, were classified as held for sale as of December 31, 2013. See Note 22—Assets and Liabilities Held for Sale for additional information regarding the previously recorded AROs and the sale of our phosphate mining and manufacturing business.

CF INDUSTRIES HOLDINGS, INC.

22.   Assets and Liabilities Held for Sale
In October 2013, we entered into a definitive agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which was located in Florida, for a purchase price of approximately $1.4 billion in cash and entered into two agreements to supply ammonia to Mosaic. The first agreement provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana nitrogen complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our PLNL joint venture, beginning at the closing of the phosphate business sale transaction. We completed the sale of our phosphate mining and manufacturing business to Mosaic on March 17, 2014.
The phosphate mining and manufacturing business assets we sold in the Transaction included the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. We also transferred to Mosaic the value of the phosphate mining and manufacturing business asset retirement obligation trust and escrow funds totaling approximately $200 million. Pursuant to the terms of the Purchase Agreement related to the sale of phosphate business, Mosaic also assumed certain environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of these matters, subject to a maximum indemnification cap and the other terms of the Purchase Agreement. See further discussion related to Florida environmental matters in Note 24—Contingencies.
The assets and liabilities of our phosphate business segment sold to and assumed by Mosaic comprised a disposal group that was classified on our December 31, 2013 consolidated balance sheet as assets or liabilities held for sale. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were retained by us and were settled in the ordinary course. These retained assets and liabilities of our phosphate segment were not included in assets or liabilities held for sale as of December 31, 2013. Effective November 1, 2013, depreciation ceased on amounts in property, plant and equipment classified as held for sale. The depreciation that would have been recorded for November and December 2013 was estimated at approximately $8.1 million. The contract to supply ammonia to the disposed business from our PLNL joint venture represents the continuation of a supply arrangement that historically had been maintained between the phosphate mining and manufacturing business and other operations of the Company and its subsidiaries. Because of the significance of this continuing supply arrangement, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statement of operations.
The following table summarizes the classes of assets and liabilities held for sale as of December 31, 2013:

December 31, 2013
(in millions)
Inventories	$74.3
Total current assets	74.3
Property, plant and equipment, net	467.2
Asset retirement obligation funds	203.7
Goodwill	0.9
Other assets	7.2
Total assets held for sale	$753.3
Accrued expenses	$14.7
Asset retirement obligations—current	12.1
Total current liabilities	26.8
Asset retirement obligations	154.5
Total liabilities held for sale	$181.3

CF INDUSTRIES HOLDINGS, INC.

23.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from two to ten years and the barge charter commitments range from approximately two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.
Future minimum payments under noncancelable operating leases as of December 31, 2014 are shown below.

Operating Lease Payments
(in millions)
2015	$96.6
2016	94.9
2017	78.3
2018	61.6
2019	49.1
Thereafter	101.4
$481.9
Total rent expense for cancelable and noncancelable operating leases was $92.9 million for 2014, $98.9 million for 2013 and $89.7 million for 2012.
24.   Contingencies
Litigation
West Fertilizer Co.
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants in lawsuits filed in 2013 and 2014 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. Plaintiffs allege various theories of negligence, strict liability and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. Based on our assessment of the pending lawsuits, we believe that we have strong legal and factual defenses to the claims and intend to defend ourselves vigorously in the pending lawsuits and any other claims brought against us in connection with the incident.
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

CF INDUSTRIES HOLDINGS, INC.

implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville complex) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. The fee was to be assessed for each calendar year (beginning in 2006) until the area achieved compliance with the ozone NAAQS.
Prior to the imposition of Section 185 fees, the EPA adopted a new ozone standard (the 8-hour ozone standard) and rescinded the 1-hour ozone standard. The Baton Rouge area was designated as a "moderate" nonattainment area with respect to the 8-hour ozone standard. However, because Section 185 fees had never been assessed prior to the rescission of the 1-hour ozone standard (rescinded prior to the November 30, 2005 ozone attainment deadline), the EPA concluded in a 2004 rulemaking implementing the 8-hour ozone standard that the Act did not require states to assess Section 185 fees. As a result, Section 185 fees were not assessed against us and other companies located in the Baton Rouge area.
In 2006, the federal D.C. Circuit Court of Appeals rejected the EPA's position and held that Section 185 fees were controls that must be maintained and fees should have been assessed under the Act. In January 2008, the U.S. Supreme Court declined to accept the case for review, making the appellate court's decision final.
In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1- hour standard through permanent and enforceable emissions reductions. EPA's approval of the Louisiana air program revision became effective on August 8, 2011. However, a recent decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on our consolidated financial position, results of operations or cash flows.
Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Preliminary ozone design values computed for the Baton Rouge nonattainment area suggest the area has achieved attainment with the 2008 8‑hour ozone standard. A determination from EPA was issued on April 4, 2014 indicating that the Baton Rouge area is currently attaining the 2008 8‑hour ozone standard. The determination is based on a recent review of air quality data from 2011‑2013. Additional revisions to the ozone NAAQS, like the proposed rule that would strengthen the ozone standard that was announced on November 25, 2014, may affect the longevity and long-term consequences of this determination.
Clean Air Act Information Request
On February 26, 2009, we received a letter from the EPA under Section 114 of the Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at our Donaldsonville facility. We have completed the submittal of all requested information. There has been no further contact from the EPA regarding this matter.
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of the Purchase Agreement, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our sale of the phosphate mining and manufacturing business in March 2014. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

EPCRA/CERCLA Notice of Violation
By letter dated July 6, 2010, the EPA issued a NOV to us alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA) in connection with the former Plant City facility. EPCRA requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that we violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
We do not expect that penalties or fines, if any, that may arise out of the EPCRA/CERCLA matter will have a material impact on our consolidated financial position, results of operations or cash flows.
Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site. However, based on currently available information, we do not expect that any remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.
25.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2014	2013	2012
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$141.2	$135.3	$102.7
Income taxes—net of refunds	781.2	847.4	1,073.7

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	50.1	204.9	9.0
Change in accrued share repurchases	(11.2)	40.3	—

26.   Related Party Transactions
We own 50% of the common shares of Keytrade, a global fertilizer trading company headquartered near Zurich, Switzerland. Prior to our sale of the phosphate business in March 2014, we utilized Keytrade as our exclusive exporter of phosphate fertilizers from North America. Profits resulting from sales with Keytrade are eliminated until realized by Keytrade. Our sales to Keytrade were $151.8 million, $423.5 million and $397.4 million for 2014, 2013 and 2012, respectively. Accounts receivable—net includes $0.7 million and $42.2 million due from Keytrade as of December 31, 2014 and 2013, respectively. See Note 10—Equity Method Investments for additional information on Keytrade and information on related party transactions with our PLNL and GrowHow joint ventures.

CF INDUSTRIES HOLDINGS, INC.

27.   Quarterly Data—Unaudited
The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2014. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited consolidated financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended,
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2014
Net sales	$1,132.6	$1,472.7	$921.4	$1,216.5	$4,743.2
Gross margin	442.8	590.3	301.1	444.3	1,778.5
Unrealized losses on derivatives(1)	(27.5)	(36.9)	(15.5)	(43.2)	(123.1)
Net earnings attributable to common stockholders(2)	708.5	312.6	130.9	238.3	1,390.3
Net earnings per share attributable to common stockholders(2)
Basic(3)	12.94	6.12	2.63	4.83	27.16
Diluted(3)	12.90	6.10	2.62	4.82	27.08
2013
Net sales	$1,336.5	$1,714.9	$1,097.0	$1,326.3	$5,474.7
Gross margin	675.1	865.2	386.1	593.8	2,520.2
Unrealized gains (losses) on derivatives(1)	8.8	(14.4)	15.7	55.8	65.9
Net earnings attributable to common stockholders	406.5	498.2	234.1	325.8	1,464.6
Net earnings per share attributable to common stockholders
Basic(3)	6.53	8.43	4.09	5.73	24.87
Diluted(3)	6.47	8.38	4.07	5.71	24.74
_______________________________________________________________________________

(1)	Amounts represent pre-tax unrealized gains (losses) on derivatives included in gross margin. See Note 16—Derivative Financial Instruments, for additional information.

(2)
For the three months ended March 31, 2014, net earnings attributable to common stockholders includes an after-tax gain of $461.0 million from the sale of the phosphate business, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $8.39. During the fourth quarter of 2014, the purchase price was finalized which increased the after-tax gain to $462.8 million for the year ended December 31, 2014, which also increased the per share impact on net earnings attributable to common stockholders, basic and diluted, to $9.01. See Note 4—Phosphate Business Disposition, for additional information.

(3)	The sum of the four quarters is not necessarily the same as the total for the year.

CF INDUSTRIES HOLDINGS, INC.

28.   Condensed Consolidating Financial Statements
The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered, and relates to the senior notes (the Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 14—Financing Agreements, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Notes, provided that such requirement will no longer apply with respect to the Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Notes due in 2018 and 2020. As of December 31, 2014, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the years ended December 31, 2014, 2013 and 2012 and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of December 31, 2014 and 2013. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$712.2	$5,073.4	$(1,042.4)	$4,743.2
Cost of sales	—	528.6	3,478.5	(1,042.4)	2,964.7
Gross margin	—	183.6	1,594.9	—	1,778.5
Selling, general and administrative expenses	2.8	13.5	135.6	—	151.9
Other operating—net	—	(5.0)	58.3	—	53.3
Total other operating costs and expenses	2.8	8.5	193.9	—	205.2
Gain on sale of phosphate business	—	764.5	(14.4)	—	750.1
Equity in earnings of operating affiliates	—	—	43.1	—	43.1
Operating earnings (losses)	(2.8)	939.6	1,429.7	—	2,366.5
Interest expense	—	246.9	(68.5)	(0.2)	178.2
Interest income	—	(0.2)	(0.9)	0.2	(0.9)
Net (earnings) of wholly-owned subsidiaries	(1,392.0)	(969.2)	—	2,361.2	—
Other non-operating—net	(0.1)	—	2.0	—	1.9
Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,389.3	1,662.1	1,497.1	(2,361.2)	2,187.3
Income tax provision (benefit)	(1.0)	270.0	504.0	—	773.0
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.1)	22.6	—	22.5
Net earnings	1,390.3	1,392.0	1,015.7	(2,361.2)	1,436.8
Less: Net earnings attributable to noncontrolling interest	—	—	46.5	—	46.5
Net earnings attributable to common stockholders	$1,390.3	$1,392.0	$969.2	$(2,361.2)	$1,390.3

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,390.3	$1,392.0	$1,015.7	$(2,361.2)	$1,436.8
Other comprehensive income (losses)	(117.2)	(117.2)	(117.2)	234.4	(117.2)
Comprehensive income	1,273.1	1,274.8	898.5	(2,126.8)	1,319.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	46.5	—	46.5
Comprehensive income attributable to common stockholders	$1,273.1	$1,274.8	$852.0	$(2,126.8)	$1,273.1

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,105.8	$5,767.5	$(1,398.6)	$5,474.7
Cost of sales	—	886.0	3,463.0	(1,394.5)	2,954.5
Gross margin	—	219.8	2,304.5	(4.1)	2,520.2
Selling, general and administrative expenses	2.7	11.8	151.5	—	166.0
Other operating—net	—	7.6	(23.4)	—	(15.8)
Total other operating costs and expenses	2.7	19.4	128.1	—	150.2
Equity in earnings of operating affiliates	—	—	41.7	—	41.7
Operating earnings (losses)	(2.7)	200.4	2,218.1	(4.1)	2,411.7
Interest expense	—	155.1	(1.8)	(1.1)	152.2
Interest income	—	(0.9)	(4.9)	1.1	(4.7)
Net (earnings) of wholly-owned subsidiaries	(1,466.4)	(1,423.0)	—	2,889.4	—
Other non-operating—net	—	(0.4)	54.9	—	54.5
Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,463.7	1,469.6	2,169.9	(2,893.5)	2,209.7
Income tax provision	(0.9)	3.0	684.4	—	686.5
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.2)	9.8	—	9.6
Net earnings	1,464.6	1,466.4	1,495.3	(2,893.5)	1,532.8
Less: Net earnings attributable to noncontrolling interest	—	—	72.3	(4.1)	68.2
Net earnings attributable to common stockholders	$1,464.6	$1,466.4	$1,423.0	$(2,889.4)	$1,464.6

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Other comprehensive income (losses)	7.0	7.0	(40.1)	32.4	6.3
Comprehensive income	1,471.6	1,473.4	1,455.2	(2,861.1)	1,539.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	72.3	(4.8)	67.5
Comprehensive income attributable to common stockholders	$1,471.6	$1,473.4	$1,382.9	$(2,856.3)	$1,471.6

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$3,747.9	$2,514.5	$(158.4)	$6,104.0
Cost of sales	—	1,854.6	1,287.2	(151.1)	2,990.7
Gross margin	—	1,893.3	1,227.3	(7.3)	3,113.3
Selling, general and administrative expenses	2.5	128.0	21.3	—	151.8
Other operating—net	—	24.0	25.1	—	49.1
Total other operating costs and expenses	2.5	152.0	46.4	—	200.9
Equity in earnings of operating affiliates	—	4.9	42.1	—	47.0
Operating earnings (losses)	(2.5)	1,746.2	1,223.0	(7.3)	2,959.4
Interest expense	—	126.8	10.1	(1.6)	135.3
Interest income	—	(1.4)	(4.5)	1.6	(4.3)
Net (earnings) of wholly-owned subsidiaries	(1,851.2)	(792.8)	—	2,644.0	—
Other non-operating—net	—	—	(1.1)	—	(1.1)
Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	1,848.7	2,413.6	1,218.5	(2,651.3)	2,829.5
Income tax provision	—	562.2	402.0	—	964.2
Equity in earnings (losses) of non-operating affiliates—net of taxes	—	(0.2)	58.3	—	58.1
Net earnings	1,848.7	1,851.2	874.8	(2,651.3)	1,923.4
Less: Net earnings attributable to noncontrolling interest	—	—	82.0	(7.3)	74.7
Net earnings attributable to common stockholders	$1,848.7	$1,851.2	$792.8	$(2,644.0)	$1,848.7

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Other comprehensive income (losses)	49.6	49.6	23.6	(72.4)	50.4
Comprehensive income	1,898.3	1,900.8	898.4	(2,723.7)	1,973.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	82.0	(6.6)	75.4
Comprehensive income attributable to common stockholders	$1,898.3	$1,900.8	$816.4	$(2,717.1)	$1,898.4

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$105.7	$1,890.9	$—	$1,996.6
Restricted cash	—	—	86.1	—	86.1
Accounts and notes receivable—net	—	2,286.5	651.9	(2,746.9)	191.5
Inventories	—	—	202.9	—	202.9
Prepaid income taxes	1.9	—	34.8	(1.9)	34.8
Deferred income taxes	—	—	84.0	—	84.0
Other current assets	—	—	18.6	—	18.6
Total current assets	1.9	2,392.2	2,969.2	(2,748.8)	2,614.5
Property, plant and equipment—net	—	—	5,525.8	—	5,525.8
Investments in and advances to affiliates	6,212.5	9,208.7	861.5	(15,421.2)	861.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,092.8	—	2,092.8
Other assets	—	65.1	178.5	—	243.6
Total assets	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts and notes payable and
accrued expenses	$2,575.4	$207.7	$553.8	$(2,747.0)	$589.9
Income taxes payable	—	10.8	7.1	(1.9)	16.0
Customer advances	—	—	325.4	—	325.4
Other current liabilities	—	—	48.4	—	48.4
Total current liabilities	2,575.4	218.5	934.7	(2,748.9)	979.7
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	34.8	783.8	—	818.6
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	35.3	339.6	—	374.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.5	—	1.1	(1.1)	0.5
Paid-in capital	1,415.9	(12.6)	8,283.5	(8,270.9)	1,415.9
Retained earnings	3,175.3	6,384.9	1,067.8	(7,452.7)	3,175.3
Treasury stock	(222.2)	—	—	—	(222.2)
Accumulated other comprehensive
income (loss)	(159.8)	(159.8)	(160.2)	320.0	(159.8)
Total stockholders' equity	4,209.7	6,212.5	9,208.6	(15,421.1)	4,209.7
Noncontrolling interest	—	—	362.8	—	362.8
Total equity	4,209.7	6,212.5	9,571.4	(15,421.1)	4,572.5
Total liabilities and equity	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$0.1	$20.4	$1,690.3	$—	$1,710.8
Restricted cash	—	—	154.0	—	154.0
Accounts and notes receivable—net	—	287.1	1,172.2	(1,228.4)	230.9
Inventories	—	3.3	271.0	—	274.3
Prepaid income taxes	0.9	—	33.4	(0.9)	33.4
Deferred income taxes	—	—	60.0	—	60.0
Assets held for sale	—	68.1	6.2	—	74.3
Other current assets	—	—	92.4	—	92.4
Total current assets	1.0	378.9	3,479.5	(1,229.3)	2,630.1
Property, plant and equipment—net	—	—	4,101.7	—	4,101.7
Deferred income taxes	—	149.7	—	(149.7)	—
Investments in and advances to affiliates	5,193.4	8,161.1	925.8	(13,354.3)	926.0
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,095.8	—	2,095.8
Noncurrent assets held for sale	—	679.0	—	—	679.0
Other assets	—	60.7	184.8	—	245.5
Total assets	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$40.6	$354.2	$715.9	$(546.6)	$564.1
Income taxes payable	—	29.1	45.1	(0.9)	73.3
Customer advances	—	—	120.6	—	120.6
Liabilities held for sale	—	26.8	—	—	26.8
Other current liabilities	648.4	0.9	84.9	(690.7)	43.5
Total current liabilities	689.0	411.0	966.5	(1,238.2)	828.3
Long-term debt	—	3,098.1	—	—	3,098.1
Deferred income taxes	—	—	982.9	(149.7)	833.2
Due to affiliates	—	572.4	—	(572.4)	—
Noncurrent liabilities held for sale	—	154.5	—	—	154.5
Other noncurrent liabilities	—	—	325.6	—	325.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.6	—	1.1	(1.1)	0.6
Paid-in capital	1,594.3	(12.6)	7,823.0	(7,810.4)	1,594.3
Retained earnings	3,725.6	5,248.6	354.5	(5,603.1)	3,725.6
Treasury stock	(201.8)	—	—	—	(201.8)
Accumulated other comprehensive
income (loss)	(42.6)	(42.6)	(43.0)	85.6	(42.6)
Total stockholders' equity	5,076.1	5,193.4	8,152.0	(13,345.4)	5,076.1
Noncontrolling interest	—	—	362.3	—	362.3
Total equity	5,076.1	5,193.4	8,514.3	(13,345.4)	5,438.4
Total liabilities and equity	$5,765.1	$9,429.4	$10,789.3	$(15,305.7)	$10,678.1

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,390.3	$1,392.0	$1,015.7	$(2,361.2)	$1,436.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	6.8	385.7	—	392.5
Deferred income taxes	—	136.0	(117.5)	—	18.5
Stock-based compensation expense	16.6	—	—	—	16.6
Excess tax benefit from stock-based compensation	(8.7)	—	—	—	(8.7)
Unrealized loss on derivatives	—	—	119.2	—	119.2
Gain on sale of phosphate business	—	(764.5)	14.4	—	(750.1)
Loss on disposal of property, plant and equipment	—	—	3.7	—	3.7
Undistributed loss (earnings) of affiliates—net	(1,391.9)	(969.2)	(11.6)	2,361.2	(11.5)
Due to/from affiliates—net	8.8	1.7	(10.5)	—	—
Changes in:
Accounts and notes receivable—net	—	(285.3)	658.2	(336.8)	36.1
Inventories	—	4.3	59.5	—	63.8
Accrued and prepaid income taxes	(1.0)	(18.3)	(37.5)	—	(56.8)
Accounts and notes payable and accrued expenses	(3.3)	376.8	(763.5)	336.8	(53.2)
Customer advances	—	—	204.8	—	204.8
Other—net	—	5.4	(8.5)	—	(3.1)
Net cash provided by (used in) operating activities	10.8	(114.3)	1,512.1	—	1,408.6
Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(1,790.2)	—	(1,808.5)
Proceeds from sale of property, plant and equipment	—	—	11.0	—	11.0
Proceeds from sale of phosphate business	—	911.5	460.5	—	1,372.0
Sales and maturities of short-term and auction rate securities	—	5.0	—	—	5.0
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	573.0	—	573.0
Other—net	—	—	9.0	—	9.0
Net cash provided by (used in) investing activities	—	898.2	(1,241.7)	—	(343.5)
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,897.7	(2,176.0)	278.3	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Purchases of treasury stock	(1,934.9)	—	—	—	(1,934.9)
Dividends paid on common stock	(255.7)	(255.7)	(255.9)	511.6	(255.7)
Distributions to/from noncontrolling interest	—	—	(46.0)	—	(46.0)
Issuances of common stock under employee stock plans	17.6	—	—	—	17.6
Excess tax benefit from stock-based compensation	8.7	—	—	—	8.7
Dividends to/from affiliates	255.7	255.9	—	(511.6)	—
Other—net	—	(1.0)	(42.0)	—	(43.0)
Net cash used in financing activities	(10.9)	(698.6)	(65.6)	—	(775.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.2)	—	(4.2)
Increase (decrease) in cash and cash equivalents	(0.1)	85.3	200.6	—	285.8
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8
Cash and cash equivalents at end of period	$—	$105.7	$1,890.9	$—	$1,996.6

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	47.8	362.8	—	410.6
Deferred income taxes	—	(21.3)	(13.0)	—	(34.3)
Stock-based compensation expense	12.6	—	—	—	12.6
Excess tax benefit from stock-based compensation	(13.5)	—	—	—	(13.5)
Unrealized gain on derivatives	—	—	(59.3)	—	(59.3)
Loss on disposal of property, plant and equipment	—	—	5.6	—	5.6
Undistributed loss (earnings) of affiliates—net	(1,466.4)	(1,427.0)	(11.4)	2,893.5	(11.3)
Due to / from affiliates—net	13.5	—	(13.5)	—	—
Changes in:
Accounts and notes receivable—net	—	(220.8)	(293.4)	514.6	0.4
Inventories	—	(11.8)	(68.5)	—	(80.3)
Accrued and prepaid income taxes	(0.9)	23.6	(176.1)	—	(153.4)
Accounts and notes payable and accrued expenses	(2.8)	305.4	261.5	(514.6)	49.5
Customer advances	—	—	(260.1)	—	(260.1)
Other—net	—	3.9	63.6	—	67.5
Net cash provided by operating activities	7.1	166.2	1,293.5	—	1,466.8
Investing Activities:
Additions to property, plant and equipment	—	(58.9)	(764.9)	—	(823.8)
Proceeds from sale of property, plant and equipment	—	—	12.6	—	12.6
Sales and maturities of short-term and auction rate securities	—	13.5	—	—	13.5
Canadian terminal acquisition	—	—	(72.5)	—	(72.5)
Deposits to restricted cash funds	—	—	(154.0)	—	(154.0)
Deposits to asset retirement obligation funds	—	(2.9)	—	—	(2.9)
Other—net	—	—	7.8	—	7.8
Net cash used in investing activities	—	(48.3)	(971.0)	—	(1,019.3)
Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Financing fees	—	(14.5)	—	—	(14.5)
Purchases of treasury stock	(1,409.1)	—	—	—	(1,409.1)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Dividends paid on common stock	(129.1)	(859.0)	(129.0)	988.0	(129.1)
Distributions to/from noncontrolling interest	—	14.3	(88.0)	—	(73.7)
Issuances of common stock under employee stock plans	10.3	—	—	—	10.3
Excess tax benefit from stock-based compensation	13.5	—	—	—	13.5
Dividends to/from affiliates	859.0	129.0	—	(988.0)	—
Other—net	648.4	(941.2)	335.8	—	43.0
Net cash used in financing activities	(7.0)	(538.3)	(435.0)	—	(980.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(31.3)	—	(31.3)
Increase (decrease) in cash and cash equivalents	0.1	(420.4)	(143.8)	—	(564.1)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9
Cash and cash equivalents at end of period	$0.1	$20.4	$1,690.3	$—	$1,710.8

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2012
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,848.7	$1,851.2	$874.8	$(2,651.3)	$1,923.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	120.9	298.9	—	419.8
Deferred income taxes	—	(130.8)	(7.6)	—	(138.4)
Stock-based compensation expense	11.2	—	0.7	—	11.9
Excess tax benefit from stock-based compensation	(36.1)	—	—	—	(36.1)
Unrealized gain on derivatives	—	(68.0)	(10.8)	—	(78.8)
Loss on disposal of property, plant and equipment and non-core assets	—	2.4	3.1	—	5.5
Undistributed loss (earnings) of affiliates—net	(1,851.2)	(805.9)	(9.1)	2,651.3	(14.9)
Due to / from affiliates—net	476.7	(476.4)	(0.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(344.6)	(198.9)	596.7	53.2
Margin deposits	—	0.8	—	—	0.8
Inventories	—	24.3	10.5	—	34.8
Accrued and prepaid income taxes	—	(315.4)	374.1	—	58.7
Accounts and notes payable and accrued expenses	—	597.9	24.3	(596.7)	25.5
Customer advances	—	63.5	59.8	—	123.3
Other—net	—	(28.8)	15.7	—	(13.1)
Net cash provided by operating activities	449.3	491.1	1,435.2	—	2,375.6
Investing Activities:
Additions to property, plant and equipment	—	(339.9)	(183.6)	—	(523.5)
Proceeds from sale of property, plant and equipment and non-core assets	—	12.3	4.7	—	17.0
Sales and maturities of short-term and auction rate securities	—	48.4	—	—	48.4
Deposits to asset retirement obligation funds	—	(55.4)	—	—	(55.4)
Net cash used in investing activities	—	(334.6)	(178.9)	—	(513.5)
Financing Activities:
Payments of long-term debt	—	—	(13.0)	—	(13.0)
Advances from unconsolidated affiliates	—	—	40.5	—	40.5
Repayments of advances from unconsolidated affiliates	—	—	(40.5)	—	(40.5)
Dividends paid on common stock	(102.7)	—	—	—	(102.7)
Dividends to/from affiliates	102.7	(102.7)	—	—	—
Distributions to/from noncontrolling interest	—	300.5	(532.3)	—	(231.8)
Purchases of treasury stock	(500.0)	—	—	—	(500.0)
Issuances of common stock under employee stock plans	14.6	—	—	—	14.6
Excess tax benefit from stock-based compensation	36.1	—	—	—	36.1
Net cash provided by (used in) financing activities	(449.3)	197.8	(545.3)	—	(796.8)
Effect of exchange rate changes on cash and cash equivalents	—	(12.2)	14.8	—	2.6
Increase in cash and cash equivalents	—	342.1	725.8	—	1,067.9
Cash and cash equivalents at beginning of period	—	98.7	1,108.3	—	1,207.0
Cash and cash equivalents at end of period	$—	$440.8	$1,834.1	$—	$2,274.9

CF INDUSTRIES HOLDINGS, INC.

29. Subsequent Event
In January 2015, we repurchased 0.4 million of the Company's common shares for $127.2 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014 (see Note 19—Stockholders' Equity). Together with the 1.4 million shares repurchased during 2014, these repurchases bring the total repurchased shares to date under this program to 1.8 million for an aggregate expenditure of $500.0 million.

CF INDUSTRIES HOLDINGS, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
(a)    Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in (i) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2014. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014, which appears on page 126.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

We have audited CF industries Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in [Internal Control—Integrated Framework (1992)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in [Internal Control—Integrated Framework (1992)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP

Chicago, Illinois
February 26, 2015

CF INDUSTRIES HOLDINGS, INC.

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information appearing in the Proxy Statement under the headings "Director Nominees"; "Executive Officers"; "Corporate Governance—Committees of the Board—Audit Committee"; and "Common Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
We have adopted a Code of Corporate Conduct that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Corporate Conduct is posted on our Internet website, www.cfindustries.com. We will provide an electronic or paper copy of this document free of charge upon request. We intend to disclose on our Internet website any amendment to any provision of the Code of Corporate Conduct that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
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
We currently issue stock-based compensation under our 2014 Equity and Incentive Plan (Plan). Under the Plan, we may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (payable in cash or stock) and other stock-based compensation.
Equity Compensation Plan Information as of December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	592,110	$187.15	2,802,455
Equity compensation plans not approved by security holders	44,923	$80.42	—
Total	637,033	$179.62	2,802,455
For additional information on our equity compensation plan, see Note 20—Stock-Based Compensation.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

1	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	63
	Consolidated Statements of Operations	64
	Consolidated Statements of Comprehensive Income	65
	Consolidated Balance Sheets	66
	Consolidated Statements of Equity	67
	Consolidated Statements of Cash Flows	68
	Notes to Consolidated Financial Statements	69
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
2	Exhibits
A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 130 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 26, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2015
W. Anthony Will

/s/ DENNIS P. KELLEHER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2015
Richard A. Hoker

/s/ STEPHEN A. FURBACHER	Chairman of the Board	February 26, 2015
Stephen A. Furbacher

/s/ ROBERT C. ARZBAECHER	Director	February 26, 2015
Robert C. Arzbaecher

/s/ WILLIAM DAVISSON	Director	February 26, 2015
William Davisson

/s/ STEPHEN J. HAGGE	Director	February 26, 2015
Stephen J. Hagge

/s/ JOHN D. JOHNSON	Director	February 26, 2015
John D. Johnson

/s/ ROBERT G. KUHBACH	Director	February 26, 2015
Robert G. Kuhbach

/s/ EDWARD A SCHMITT	Director	February 26, 2015
Edward A. Schmitt

/s/ THERESA E. WAGLER	Director	February 26, 2015
Theresa E. Wagler

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

2.2
Agreement and Plan of Merger, dated as of March 12, 2010, by and among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)

2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)

2.4
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2013, File No. 001-32597)

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on May 14, 2014, File No. 333-195936)

3.2
Third Amended and Restated Bylaws of CF Industries Holdings, Inc., effective February 4, 2015 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 10, 2015, File No. 001-32597)

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)

4.2
Rights Agreement, dated as of July 21, 2005, between CF Industries Holdings, Inc. and Computershare Inc., as successor rights agent (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 11, 2005, File No. 333-127422)

4.3
First Amendment to Rights Agreement, dated as of August 31, 2010, by and between CF Industries Holdings, Inc. and Computershare Inc., as successor rights agent (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on September 3, 2010, File No. 001-32597)

4.4
Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.5
First Supplemental Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 6.875% Senior Notes due 2018 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.6
Second Supplemental Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.7
Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.8
First Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 3.450% Senior Notes due 2023 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.9
Second Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 4.950% Senior Notes due 2043 (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.10
Third Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.150% Senior Notes due 2034 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

4.11
Fourth Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.375% Senior Notes due 2044 (includes form of note) (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

10.1
Consent Decree dated August 4, 2010 among the United States of America, the Florida Department of Environmental Protection and CF Industries, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 10, 2010, File No. 001-32597)

10.2
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

10.3
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.4
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**

10.5
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)**

10.6
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597**

10.7
Change in Control Severance Agreement, effective as of August 1, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy S. Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)**

10.8
Change in Control Severance Agreement, effective as of April 29, 2005 and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

10.9
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)**

10.10
Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall (incorporated by reference to Exhibit 10.10 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.11
Change in Control Severance Agreement, effective as of April 29, 2005 and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.12
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.13
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)**

10.14
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014, File No. 001-32597)**

10.15
CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2014, File No. 001-32597)**

10.16
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.17
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**

10.18
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**

10.19
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.20
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.21
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**

10.22
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.23
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.24
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.25
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.26
Amended and Restated Revolving Credit Agreement, dated as of April 22, 2013, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Banks, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013, File No. 001-32597)

10.27
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2009, File No. 001-32597)**

10.28
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.29
Letter agreement, dated December 18, 2013, amending equity award agreements between CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.21 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.30
Letter agreement, dated May 15, 2014, amending equity award agreements between CF Industries Holdings, Inc. and Stephen R. Wilson (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2014, File No. 001-32597)**

10.31
Amended and Restated Revolving Credit Agreement, dated as of May 1, 2012 and amended and restated as of April 22, 2013, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Banks (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2013, File No. 001-32597)

12	Ratio of earnings to fixed charges

21	Subsidiaries of the registrant

23	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure (incorporated herein by reference to Exhibit 95 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014, File No. 001-32597)

101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements

_______________________________________________________________________________

**	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.