Form 10-Q
period 2015-03-31
CF Industries Holdings, Inc.
filed 2015-05-07
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
47,069,448 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 30, 2015.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
        CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(in millions, except per share amounts)
Net sales	$953.6	$1,132.6
Cost of sales	537.8	689.8
Gross margin	415.8	442.8
Selling, general and administrative expenses	40.1	41.7
Other operating—net	18.2	(5.8)
Total other operating costs and expenses	58.3	35.9
Gain on sale of phosphate business	—	747.1
Equity in earnings of operating affiliates	9.7	15.8
Operating earnings	367.2	1,169.8
Interest expense	33.9	40.0
Interest income	(0.4)	(0.2)
Other non-operating—net	—	(0.1)
Earnings before income taxes and equity in earnings of non-operating affiliates	333.7	1,130.1
Income tax provision	112.7	413.2
Equity in earnings of non-operating affiliates—net of taxes	14.9	3.5
Net earnings	235.9	720.4
Less: Net earnings attributable to noncontrolling interest	5.3	11.9
Net earnings attributable to common stockholders	$230.6	$708.5
Net earnings per share attributable to common stockholders:
Basic	$4.81	$12.94
Diluted	$4.79	$12.90
Weighted-average common shares outstanding:
Basic	47.9	54.8
Diluted	48.1	54.9
Dividends declared per common share	$1.50	$1.00

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Net earnings	$235.9	$720.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(86.3)	(16.9)
Unrealized gain on securities—net of taxes	—	0.1
Defined benefit plans—net of taxes	5.8	7.4
	(80.5)	(9.4)
Comprehensive income	155.4	711.0
Less: Comprehensive income attributable to noncontrolling interest	5.3	11.9
Comprehensive income attributable to common stockholders	$150.1	$699.1

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,778.8	$1,996.6
Restricted cash	63.3	86.1
Accounts receivable—net	167.1	191.5
Inventories	267.7	202.9
Deferred income taxes	55.1	84.0
Prepaid income taxes	27.7	34.8
Other current assets	20.0	18.6
Total current assets	2,379.7	2,614.5
Property, plant and equipment—net	5,925.0	5,525.8
Investments in and advances to affiliates	853.5	861.5
Goodwill	2,090.4	2,092.8
Other assets	236.7	243.6
Total assets	$11,485.3	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$693.2	$589.9
Income taxes payable	79.4	16.0
Customer advances	495.2	325.4
Other current liabilities	43.5	48.4
Total current liabilities	1,311.3	979.7
Long-term debt	4,592.5	4,592.5
Deferred income taxes	783.0	818.6
Other noncurrent liabilities	380.0	374.9
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2015—49,219,895 shares issued and 2014—49,180,828 shares issued	0.5	0.5
Paid-in capital	1,426.5	1,415.9
Retained earnings	3,334.1	3,175.3
Treasury stock—at cost, 2015—1,658,165 shares and 2014—846,218 shares	(458.9)	(222.2)
Accumulated other comprehensive loss	(240.3)	(159.8)
Total stockholders' equity	4,061.9	4,209.7
Noncontrolling interest	356.6	362.8
Total equity	4,418.5	4,572.5
Total liabilities and equity	$11,485.3	$11,338.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance as of December 31, 2013	$0.6	$(201.8)	$1,594.3	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	708.5	—	708.5	11.9	720.4
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.1	0.1	—	0.1
Defined benefit plans—net of taxes	—	—	—	—	7.4	7.4	—	7.4
Comprehensive income						699.1	11.9	711.0
Purchases of treasury stock	—	(794.0)	—	—	—	(794.0)	—	(794.0)
Issuance of $0.01 par value common stock under employee stock plans	—	—	9.4	—	—	9.4	—	9.4
Stock-based compensation expense	—	—	3.8	—	—	3.8	—	3.8
Excess tax benefit from stock-based compensation	—	—	4.5	—	—	4.5	—	4.5
Cash dividends ($1.00 per share)	—	—	—	(55.2)	—	(55.2)	—	(55.2)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(9.6)	(9.6)
Balance as of March 31, 2014	$0.6	$(995.8)	$1,612.0	$4,378.9	$(52.0)	$4,943.7	$364.6	$5,308.3
Balance as of December 31, 2014	$0.5	$(222.2)	$1,415.9	$3,175.3	$(159.8)	$4,209.7	$362.8	$4,572.5
Net earnings	—	—	—	230.6	—	230.6	5.3	235.9
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(86.3)	(86.3)	—	(86.3)
Defined benefit plans—net of taxes	—	—	—	—	5.8	5.8	—	5.8
Comprehensive income						150.1	5.3	155.4
Purchases of treasury stock	—	(236.6)	—	—	—	(236.6)	—	(236.6)
Acquisition of treasury stock under employee stock plans	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	—	3.4	—	—	3.4	—	3.4
Excess tax benefit from stock-based compensation	—	—	1.5	—	—	1.5	—	1.5
Cash dividends ($1.50 per share)	—	—	—	(71.8)	—	(71.8)	—	(71.8)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(11.5)	(11.5)
Balance as of March 31, 2015	$0.5	$(458.9)	$1,426.5	$3,334.1	$(240.3)	$4,061.9	$356.6	$4,418.5
See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$235.9	$720.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115.4	105.3
Deferred income taxes	0.3	17.1
Stock-based compensation expense	3.9	3.8
Excess tax benefit from stock-based compensation	(1.5)	(4.5)
Unrealized (gain) loss on derivatives	(10.6)	21.9
Gain on sale of phosphate business	—	(747.1)
Loss on disposal of property, plant and equipment	5.5	0.1
Undistributed earnings of affiliates—net of taxes	(18.4)	(11.4)
Changes in:
Accounts receivable—net	24.1	32.2
Inventories	(68.0)	(112.3)
Accrued and prepaid income taxes	83.6	279.9
Accounts payable and accrued expenses	(10.6)	67.4
Customer advances	169.8	356.8
Other—net	1.5	20.4
Net cash provided by operating activities	530.9	750.0
Investing Activities:
Additions to property, plant and equipment	(444.8)	(392.4)
Proceeds from sale of property, plant and equipment	3.3	1.3
Proceeds from sale of phosphate business	—	1,353.6
Deposits to restricted cash funds	—	(505.0)
Withdrawals from restricted cash funds	22.8	5.7
Other—net	(10.9)	5.8
Net cash (used in) provided by investing activities	(429.6)	469.0
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2
Financing fees	(2.0)	(15.7)
Dividends paid on common stock	(71.8)	(55.2)
Distributions to noncontrolling interest	(11.5)	(9.6)
Purchases of treasury stock	(236.2)	(781.8)
Issuances of common stock under employee stock plans	5.7	9.4
Excess tax benefit from stock-based compensation	1.5	4.5
Other—net	—	(43.0)
Net cash (used in) provided by financing activities	(314.3)	602.8
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(2.4)
(Decrease) increase in cash and cash equivalents	(217.8)	1,819.4
Cash and cash equivalents at beginning of period	1,996.6	1,710.8
Cash and cash equivalents at end of period	$1,778.8	$3,530.2
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
Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 3—Phosphate Business Disposition for additional information.
In the third quarter of 2014, we completed certain changes to our reporting structures and as a result, our reporting segments increased to the following five segments: ammonia, granular urea, UAN, other, and phosphate. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases. Historical financial results have been restated to reflect the new segment structure on a comparable basis. See Note 18—Segment Disclosures.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2014, in accordance with U.S. GAAP for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015.

The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.
All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
2.     New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. In April 2015, the FASB voted to propose to defer the effective date of this ASU by one year, with early adoption on the original effective date permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
3.     Phosphate Business Disposition
In March 2014, we completed the sale of our phosphate mining and manufacturing business to Mosaic (the "Transaction") pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic for approximately $1.4 billion in cash. During the first quarter of 2014, we recognized pre-tax and after-tax gains on the Transaction of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate fertilizer inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course. During the fourth quarter of 2014, based on the ordinary course settlement of certain transactions and certain adjustments that were made in accordance with the Purchase Agreement, we increased the recognized pre-tax and after-tax gains on the Transaction to $750.1 million and $462.8 million, respectively.
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
The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain liabilities related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. See further discussion related to Florida environmental matters in Note 17—Contingencies.
4.     Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2015	2014
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$230.6	$708.5
Basic earnings per common share:
Weighted-average common shares outstanding	47.9	54.8
Net earnings attributable to common stockholders	$4.81	$12.94
Diluted earnings per common share:
Weighted-average common shares outstanding	47.9	54.8
Dilutive common shares—stock options	0.2	0.1
Diluted weighted-average shares outstanding	48.1	54.9
Net earnings attributable to common stockholders	$4.79	$12.90
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three months ended March 31, 2015 and 2014, anti-dilutive stock options were insignificant.
5.     Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Finished goods	$244.6	$179.5
Raw materials, spare parts and supplies	23.1	23.4
	$267.7	$202.9

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Land	$47.9	$48.4
Machinery and equipment	5,276.0	5,268.7
Buildings and improvements	159.3	160.7
Construction in progress(1)	2,998.9	2,559.0
	8,482.1	8,036.8
Less: Accumulated depreciation and amortization	2,557.1	2,511.0
	$5,925.0	$5,525.8
_______________________________________________________________________________

(1)
As of March 31, 2015 and December 31, 2014, we had construction in progress that was accrued but unpaid of $389.7 million and $279.0 million, respectively. These amounts included accruals related to our capacity expansion projects of $348.3 million and $244.3 million as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, construction in progress includes expenditures of $2.5 billion and $2.0 billion, respectively, related to our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$153.2	$119.8
Additions	26.5	17.1
Depreciation	(13.7)	(18.7)
Effect of exchange rate changes	(1.7)	(0.6)
Ending balance	$164.3	$117.6
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

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by business segment as of March 31, 2015 and December 31, 2014:

	Ammonia	Granular Urea	UAN	Other	Total
	(in millions)
Balance as of December 31, 2014	$578.7	$829.6	$577.0	$107.5	$2,092.8
Effect of exchange rate changes	(0.7)	(1.0)	(0.7)	—	(2.4)
Balance as of March 31, 2015	$578.0	$828.6	$576.3	$107.5	$2,090.4
Our identifiable intangibles and carrying values are shown below and are presented in noncurrent other assets on our consolidated balance sheets.

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(13.9)	$36.1	$50.0	$(13.2)	$36.8
TerraCair brand	10.0	(10.0)	—	10.0	(5.0)	5.0
Total intangible assets	$60.0	$(23.9)	$36.1	$60.0	$(18.2)	$41.8
Amortization expense of our identifiable intangibles was $5.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. In early 2015, management approved a plan to discontinue the usage of the TerraCair brand in the sale of DEF. Based on the change in the usage of this brand, the related intangible assets were fully amortized during the quarter.
Total estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2015	$2.1
2016	2.8
2017	2.8
2018	2.8
2019	2.8
2020	2.8

8.   Equity Method Investments
Equity method investments consist of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Operating equity method investments	$376.3	$377.6
Non-operating equity method investments	477.2	483.9
Investments in and advances to affiliates	$853.5	$861.5
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
The combined results of operations and financial position for our operating equity method investments are summarized below:

	Three months ended March 31,
	2015	2014
	(in millions)
Summarized statement of operations information:
Net sales	$75.2	$75.2
Net earnings	$23.0	$24.8
Equity in earnings of operating affiliates	$9.7	$15.8

	March 31, 2015	December 31, 2014
	(in millions)
Summarized balance sheet information:
Current assets	$91.0	$111.2
Noncurrent assets	137.2	130.5
Total assets	$228.2	$241.7
Current liabilities	$25.8	$39.4
Noncurrent liabilities	21.0	22.0
Equity	181.4	180.3
Total liabilities and equity	$228.2	$241.7
The total carrying value of these investments as of March 31, 2015 was $376.3 million, which was $285.6 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract is being depreciated over a remaining period of approximately 19 years and 9 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $29.6 million and $34.0 million for the three months ended March 31, 2015 and 2014, respectively.

Non-Operating Equity Method Investments
Our non-operating equity method investments consist of: (1) a 50% ownership interest in KEYTRADE AG (Keytrade), a fertilizer trading company headquartered near Zurich, Switzerland; and (2) a 50% ownership interest in GrowHow UK Limited (GrowHow), which operates nitrogen production facilities in the United Kingdom. We account for these investments as non-operating equity method investments, and exclude the net earnings of these investments in earnings from operations since these operations do not directly provide additional capacity to us, nor are these operations integrated within our supply chain.
The combined results of operations and financial position of our non-operating equity method investments are summarized below:

	Three months ended March 31,
	2015	2014
	(in millions)
Summarized statement of operations information:
Net sales	$470.2	$570.3
Net earnings	$35.3	$22.4
Equity in earnings of non-operating affiliates—net of taxes	$14.9	$3.5

	March 31, 2015	December 31, 2014
	(in millions)
Summarized balance sheet information:
Current assets	$523.7	$499.8
Noncurrent assets	281.5	298.2
Total assets	$805.2	$798.0
Current liabilities	$287.9	$290.7
Noncurrent liabilities	174.7	186.9
Equity	342.6	320.4
Total liabilities and equity	$805.2	$798.0
In conjunction with our investment in Keytrade, we provided financing to Keytrade in exchange for subordinated notes that mature on September 30, 2017 and bear interest at LIBOR plus 1.00 percent. As of March 31, 2015 and December 31, 2014, the amount of the outstanding advances to Keytrade on our consolidated balance sheets was $12.4 million. For each of the three-month periods ended March 31, 2015 and 2014, we recognized interest income on advances to Keytrade of approximately $0.1 million. The carrying value of our advances to Keytrade approximates fair value.
Excluding the advances to Keytrade, the carrying value of our non-operating equity method investments as of March 31, 2015 was $464.8 million, which was $293.5 million more than our share of the affiliates' book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of GrowHow and reflects the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles is being depreciated over remaining periods of up to 11 years. Our equity in earnings of non-operating affiliates—net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.
As of March 31, 2015, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investments is $22.5 million.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$62.4	$—	$—	$62.4
Cash equivalents:
U.S. and Canadian government obligations	1,691.4	—	—	1,691.4
Other debt securities	25.0	—	—	25.0
Total cash and cash equivalents	$1,778.8	$—	$—	$1,778.8
Restricted cash	63.3	—	—	63.3
Nonqualified employee benefit trusts	18.4	2.1	—	20.5

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71.3	$—	$—	$71.3
Cash equivalents:
U.S. and Canadian government obligations	1,916.3	—	—	1,916.3
Other debt securities	9.0	—	—	9.0
Total cash and cash equivalents	$1,996.6	$—	$—	$1,996.6
Restricted cash	86.1	—	—	86.1
Nonqualified employee benefit trusts	17.4	2.0	—	19.4
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2015 and December 31, 2014 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,716.4	$1,716.4	$—	$—
Restricted cash	63.3	63.3	—	—
Derivative assets	6.2	—	6.2	—
Nonqualified employee benefit trusts	20.5	20.5	—	—
Derivative liabilities	(43.5)	—	(43.5)	—

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,925.3	$1,925.3	$—	$—
Restricted cash	86.1	86.1	—	—
Derivative assets	0.5	—	0.5	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(48.4)	—	(48.4)	—
Cash Equivalents
As of March 31, 2015 and December 31, 2014, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintain a cash account for which the use of the funds is restricted. The restricted cash account as of March 31, 2015 and December 31, 2014 was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas options, natural gas fixed price swaps and foreign currency forward contracts traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions and large energy companies. The natural gas derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 14—Derivative Financial Instruments for additional information.
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
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,592.5	$5,086.6	$4,592.5	$4,969.3

The fair value of our long-term debt was based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs.
The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.
10.     Income Taxes
Our income tax provision for the three months ended March 31, 2015 was $112.7 million on pre-tax income of $333.7 million, or an effective tax rate of 33.8%, compared to an income tax provision of $413.2 million on pre-tax income of $1,130.1 million, or an effective tax rate of 36.6%, for the three months ended March 31, 2014. Our effective tax rate was lower in the three months ended March 31, 2015 principally due to the higher effective tax rate on the gain related to the sale of our phosphate mining and manufacturing business in March 2014.
Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest in Terra Nitrogen Company, L.P. (TNCLP), which does not record an income tax provision.
Our unrecognized tax benefits are $135.8 million as of March 31, 2015 of which approximately $97.0 million would impact our effective tax rate if these unrecognized tax benefits were to be recognized in the future.
11.     Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2015	2014
	(in millions)
Interest on borrowings(1)	$63.5	$47.9
Fees on financing agreements(1)	1.4	3.5
Interest on tax liabilities	0.5	1.5
Interest capitalized	(31.5)	(12.9)
	$33.9	$40.0
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

12.   Financing Agreements
Credit Agreement
CF Holdings, as a guarantor, and CF Industries, as borrower, entered into a $500.0 million senior unsecured credit agreement, dated May 1, 2012 (the Credit Agreement), which provided for a revolving credit facility of up to $500.0 million with a maturity of five years. On April 22, 2013, the Credit Agreement was amended and restated to increase the credit facility from $500.0 million to $1.0 billion and extend its maturity to May 1, 2018. On March 20, 2015, the Credit Agreement was further amended and restated to increase the credit facility from $1.0 billion to $1.5 billion and extend its maturity to March 20, 2020.
Borrowings under the Credit Agreement bear interest at a variable rate based on an applicable margin over LIBOR or a base rate and may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. The Credit Agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.
All obligations under the Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Credit Agreement. Certain of CF Industries' domestic subsidiaries would be required to become guarantors under the Credit Agreement if such subsidiary were to guarantee other debt of the Company or CF Industries in excess of $450.0 million. Currently, no such subsidiary guarantees any debt.
As of March 31, 2015, there was $1,495.1 million of available credit under the Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of March 31, 2015 or December 31, 2014.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.2	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.1	748.1
	4,592.5	4,592.5
Less: Current portion	—	—
Net long-term debt	$4,592.5	$4,592.5
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

13.   Noncontrolling Interest
Terra Nitrogen Company, L.P. (TNCLP) is a master limited partnership that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership are recorded in noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the earnings and equity of TNCLP. An affiliate of CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In each of the applicable quarters of 2015 and 2014, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2015 and 2014, were $20.3 million and $40.5 million, respectively.
As of March 31, 2015, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
A reconciliation of the beginning and ending balances of TNCLP's noncontrolling interest and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Three months ended March 31,
	2015	2014
	(in millions)
Noncontrolling interest:
Beginning balance	$362.8	$362.3
Earnings attributable to noncontrolling interest	5.3	11.9
Declaration of distributions payable	(11.5)	(9.6)
Ending balance	$356.6	$364.6
Distributions payable to noncontrolling interest:
Beginning balance	$—	$—
Declaration of distributions payable	11.5	9.6
Distributions to noncontrolling interest	(11.5)	(9.6)
Ending balance	$—	$—

14.     Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivatives that we use are primarily natural gas options and natural gas fixed price swaps traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recorded in earnings.
As of March 31, 2015 and December 31, 2014, we had open natural gas derivative contracts for 77.4 million MMBtus and 58.7 million MMBtus, respectively. For the three months ended March 31, 2015, we used derivatives to cover approximately 93% of our natural gas consumption.
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
As of December 31, 2013, we de-designated the remaining cash flow hedges related to our capacity expansion projects. As of March 31, 2015 and December 31, 2014, the notional amount of our open foreign currency derivatives was €144.0 million and €209.0 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of March 31, 2015, the remaining pre-tax accumulated other comprehensive income balance of $7.4 million related to the de-designated cash flow hedges is expected to be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. We expect that the amounts to be reclassified within the next twelve months will be insignificant. See Note 16—Accumulated Other Comprehensive Income (Loss), for further information.

The effect of derivatives in our consolidated statements of operations is shown in the table below. None of our derivatives were designated as hedging instruments.

	Unrealized gain (loss) recognized in income
		Three months ended March 31,
	Location	2015	2014
		(in millions)
Natural gas derivatives	Cost of sales	$28.7	$(22.6)
Foreign exchange contracts	Other operating—net	(12.3)	(4.9)
Unrealized gains (losses) recognized in income		$16.4	$(27.5)

	Gain (loss) in income
	Three months ended March 31,
All Derivatives	2015	2014
	(in millions)
Unrealized gains (losses)	$16.4	$(27.5)
Realized (losses) gains	(43.7)	62.0
Net derivative (losses) gains	$(27.3)	$34.5
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2015 and December 31, 2014, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in millions)			(in millions)
Foreign exchange contracts	Other current assets	$1.2	$—	Other current liabilities	$(36.0)	$(22.4)
Foreign exchange contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Natural gas derivatives	Other current assets	5.0	0.5	Other current liabilities	(7.5)	(26.0)
Natural gas derivatives	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total derivatives		$6.2	$0.5		$(43.5)	$(48.4)
Current / Noncurrent totals
	Other current assets	$6.2	$0.5	Other current liabilities	$(43.5)	$(48.4)
	Other noncurrent assets	—	—	Other noncurrent liabilities	—	—
Total derivatives		$6.2	$0.5		$(43.5)	$(48.4)
As of March 31, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $38.3 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2015
Total derivative assets	$6.2	$5.8	$—	$0.4
Total derivative liabilities	43.5	5.8	—	37.7
Net liabilities	$(37.3)	$—	$—	$(37.3)
December 31, 2014
Total derivative assets	$0.5	$0.5	$—	$—
Total derivative liabilities	48.4	0.5	—	47.9
Net liabilities	$(47.9)	$—	$—	$(47.9)
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

15.   Treasury Stock
Our Board of Directors has authorized certain programs to repurchase shares of our common stock. Each of these programs is consistent in that repurchases may be made from time to time in the open market, through privately-negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases are determined by our management based on the evaluation of market conditions, stock price and other factors.
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2012 Program). The repurchases under this program were completed in the second quarter of 2014. On August 6, 2014, our Board of Directors authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program).
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program:

	2014 Program		2012 Program
	Shares	Amounts	Shares	Amounts
	(in millions)
Shares repurchased as of December 31, 2013	—	$—	7.3	$1,449.3
Shares repurchased in 2014:
First quarter	—	$—	3.2	$793.9
Second quarter	—	—	3.1	756.8
Third quarter	—	—	—	—
Fourth quarter	1.4	372.8	—	—
Total shares repurchased in 2014	1.4	372.8	6.3	1,550.7
Shares repurchased as of December 31, 2014	1.4	$372.8	13.6	$3,000.0
Shares repurchased in 2015:
First quarter	0.8	$236.6
Shares repurchased as of March 31, 2015	2.2	$609.4
As of March 31, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was $29.6 million and $29.1 million, respectively.
As of March 31, 2015 and December 31, 2014, we held in treasury approximately 1.7 million and 0.8 million shares of repurchased stock, respectively.
See Note 20—Subsequent Event for a discussion of shares repurchased subsequent to March 31, 2015.

16.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (AOCI) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain	—	0.1	—	—	0.1
Reclassification to earnings	—	(0.1)	—	0.5	0.4
Gain arising during the period	—	—	—	2.7	2.7
Effect of exchange rate changes and deferred taxes	(16.9)	0.1	—	4.2	(12.6)
Balance as of March 31, 2014	$15.0	$0.7	$6.5	$(74.2)	$(52.0)
Balance as of December 31, 2014	$(40.5)	$0.8	$4.7	$(124.8)	$(159.8)
Unrealized gain	—	0.1	—	—	0.1
Reclassification to earnings	—	(0.1)	—	1.4	1.3
Effect of exchange rate changes and deferred taxes	(86.3)	—	—	4.4	(81.9)
Balance as of March 31, 2015	$(126.8)	$0.8	$4.7	$(119.0)	$(240.3)
Reclassifications out of AOCI during the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
	(in millions)
Unrealized (Gain) Loss on Securities
Available-for-sale securities(1)	$(0.1)	$(0.1)
Total before tax	(0.1)	(0.1)
Tax effect	—	—
Net of tax	$(0.1)	$(0.1)
Defined Benefit Plans
Amortization of prior service (benefit) cost(2)	$(0.3)	$—
Amortization of net loss(2)	1.7	0.5
Total before tax	1.4	0.5
Tax effect	(0.5)	(0.2)
Net of tax	$0.9	$0.3
Total reclassifications for the period	$0.8	$0.2
_______________________________________________________________________________

(1)	Represents the amount that was reclassified into interest income.

(2)	These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.

17.   Contingencies
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants along with other companies in lawsuits filed in 2013 and 2014 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings before Judge Jim Meyer in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, breach of warranty and assault under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
Fact and expert witness discovery continues about the circumstances surrounding the April 17, 2013 fire and explosion. On April 2, 2015, the Court entered a revised scheduling order requiring the parties to file dispositive Motions for Summary Judgment by May 15, 2015, with subsequent briefing and hearings to occur into August 2015. Any mediation between the parties must be completed by August 17, 2015. The first three cases are scheduled to begin trial on October 12, 2015. We believe we have strong legal and factual defenses and intend to continue defending ourselves vigorously in the pending lawsuits.
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
Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Preliminary ozone design values computed for the Baton Rouge nonattainment area suggest the area has achieved attainment with the 2008 8-hour ozone standard. A determination from EPA was issued on April 4, 2014 indicating that the Baton Rouge area is currently attaining the 2008 8-hour ozone standard. The determination is based on a recent review of air quality data from 2011-2013. Additional revisions to the ozone NAAQS, like the proposed rule that would strengthen the ozone standard that was proposed on December 17, 2014, may affect the longevity and long-term consequences of this determination.
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
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to the sale of the phosphate mining and manufacturing business in March 2014. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
We cannot estimate the potential penalties, fines or other expenditures, if any, that may result from the Clean Air Act NOV and, therefore, we cannot determine if the ultimate outcome of this matter will have a material impact on our consolidated financial position, results of operations or cash flows.
EPCRA/CERCLA Notice of Violation
By letter dated July 6, 2010, the EPA issued a NOV to us alleging violations of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA) in connection with the former Plant City facility. EPCRA requires annual reports to be submitted with respect to the use of certain toxic chemicals. The NOV also included an allegation that we violated Section 304 of EPCRA and Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) by failing to file a timely notification relating to the release of hydrogen fluoride above applicable reportable quantities. We not know at this time if this matter will be settled prior to initiation of formal legal action.
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

18.   Segment Disclosures
Our reporting segments consist of the following: ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers based on their usage.
We sold our phosphate mining and manufacturing business during the first quarter of 2014. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases. Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations.
Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.
Our assets, with the exception of goodwill, are not monitored by or reported to our Chief Operating Decision Maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets.
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2015 and 2014 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Three months ended March 31, 2015
Net sales	$287.7	$212.2	$355.7	$98.0	$—	$953.6
Cost of sales	167.8	100.1	197.0	72.9	—	537.8
Gross margin	$119.9	$112.1	$158.7	$25.1	$—	415.8
Total other operating costs and expenses						58.3
Equity in earnings of operating affiliates						9.7
Operating earnings						$367.2
Three months ended March 31, 2014(2)
Net sales	$272.4	$216.2	$399.9	$99.0	$145.1	$1,132.6
Cost of sales	148.1	114.5	217.8	72.8	136.6	689.8
Gross margin	$124.3	$101.7	$182.1	$26.2	$8.5	442.8
Total other operating costs and expenses						35.9
Gain on sale of phosphate business						747.1
Equity in earnings of operating affiliates						15.8
Operating earnings						$1,169.8
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

(2)
As discussed in Note 1—Background and Basis of Presentation, in the third quarter of 2014, we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments.

19.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the senior notes (the Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Notes, provided that such requirement will no longer apply with respect to the Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Notes due in 2018 and 2020. As of March 31, 2015, none of such subsidiaries of Parent was, or was required to be, a guarantor to the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three months ended March 31, 2015 and 2014, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of March 31, 2015 and December 31, 2014. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$81.3	$1,003.8	$(131.5)	$953.6
Cost of sales	—	81.3	588.0	(131.5)	537.8
Gross margin	—	—	415.8	—	415.8
Selling, general and administrative expenses	0.8	0.3	39.0	—	40.1
Other operating—net	—	(5.2)	23.4	—	18.2
Total other operating costs and expenses	0.8	(4.9)	62.4	—	58.3
Equity in earnings of operating affiliates	—	—	9.7	—	9.7
Operating (losses) earnings	(0.8)	4.9	363.1	—	367.2
Interest expense	—	64.9	(31.0)	—	33.9
Interest income	—	—	(0.4)	—	(0.4)
Net (earnings) of wholly-owned subsidiaries	(231.1)	(270.7)	—	501.8	—
Other non-operating—net	—	0.1	(0.1)	—	—
Earnings before income taxes and equity in earnings of non-operating affiliates	230.3	210.6	394.6	(501.8)	333.7
Income tax (benefit) provision	(0.3)	(20.5)	133.5	—	112.7
Equity in earnings of non-operating affiliates—net of taxes	—	—	14.9	—	14.9
Net earnings	230.6	231.1	276.0	(501.8)	235.9
Less: Net earnings attributable to noncontrolling interest	—	—	5.3	—	5.3
Net earnings attributable to common stockholders	$230.6	$231.1	$270.7	$(501.8)	$230.6

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$230.6	$231.1	$276.0	$(501.8)	$235.9
Other comprehensive income (losses)	(80.5)	(80.5)	(80.5)	161.0	(80.5)
Comprehensive income	150.1	150.6	195.5	(340.8)	155.4
Less: Comprehensive income attributable to noncontrolling interest	—	—	5.3	—	5.3
Comprehensive income attributable to common stockholders	$150.1	$150.6	$190.2	$(340.8)	$150.1

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$372.0	$1,223.0	$(462.4)	$1,132.6
Cost of sales	—	188.3	963.9	(462.4)	689.8
Gross margin	—	183.7	259.1	—	442.8
Selling, general and administrative expenses	0.7	1.4	39.6	—	41.7
Other operating—net	—	(0.3)	(5.5)	—	(5.8)
Total other operating costs and expenses	0.7	1.1	34.1	—	35.9
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	15.8	—	15.8
Operating (losses) earnings	(0.7)	944.1	226.4	—	1,169.8
Interest expense	—	49.4	(9.3)	(0.1)	40.0
Interest income	—	(0.1)	(0.2)	0.1	(0.2)
Net (earnings) of wholly-owned subsidiaries	(709.0)	(151.3)	—	860.3	—
Other non-operating—net	—	(0.1)	—	—	(0.1)
Earnings before income taxes and equity in earnings (losses) of non-operating affiliates	708.3	1,046.2	235.9	(860.3)	1,130.1
Income tax (benefit) provision	(0.2)	337.1	76.3	—	413.2
Equity in (losses) earnings of non-operating affiliates—net of taxes	—	(0.1)	3.6	—	3.5
Net earnings	708.5	709.0	163.2	(860.3)	720.4
Less: Net earnings attributable to noncontrolling interest	—	—	11.9	—	11.9
Net earnings attributable to common stockholders	$708.5	$709.0	$151.3	$(860.3)	$708.5

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$708.5	$709.0	$163.2	$(860.3)	$720.4
Other comprehensive income (losses)	(9.4)	(9.4)	(9.4)	18.8	(9.4)
Comprehensive income	699.1	699.6	153.8	(841.5)	711.0
Less: Comprehensive income attributable to noncontrolling interest	—	—	11.9	—	11.9
Comprehensive income attributable to common stockholders	$699.1	$699.6	$141.9	$(841.5)	$699.1

Condensed Consolidating Balance Sheet

	March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$58.7	$1,720.1	$—	$1,778.8
Restricted cash	—	—	63.3	—	63.3
Accounts and notes receivable—net	—	2,318.2	811.1	(2,962.2)	167.1
Inventories	—	—	267.7	—	267.7
Deferred income taxes	—	—	55.1	—	55.1
Prepaid income taxes	2.2	2.9	27.7	(5.1)	27.7
Other current assets	—	—	20.0	—	20.0
Total current assets	2.2	2,379.8	2,965.0	(2,967.3)	2,379.7
Property, plant and equipment—net	—	—	5,925.0	—	5,925.0
Investments in and advances to affiliates	6,291.1	9,327.0	853.5	(15,618.1)	853.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,090.4	—	2,090.4
Other assets	—	64.8	171.9	—	236.7
Total assets	$6,864.0	$11,771.6	$12,007.5	$(19,157.8)	$11,485.3
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,802.1	$235.4	$617.9	$(2,962.2)	$693.2
Income taxes payable	—	—	84.5	(5.1)	79.4
Customer advances	—	—	495.2	—	495.2
Other current liabilities	—	—	43.5	—	43.5
Total current liabilities	2,802.1	235.4	1,241.1	(2,967.3)	1,311.3
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	44.5	738.5	—	783.0
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	35.6	344.4	—	380.0
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.5	—	1.1	(1.1)	0.5
Paid-in capital	1,426.5	(12.6)	8,283.5	(8,270.9)	1,426.5
Retained earnings	3,334.1	6,544.1	1,266.6	(7,810.7)	3,334.1
Treasury stock	(458.9)	—	—	—	(458.9)
Accumulated other comprehensive income (loss)	(240.3)	(240.3)	(240.7)	481.0	(240.3)
Total stockholders' equity	4,061.9	6,291.2	9,326.9	(15,618.1)	4,061.9
Noncontrolling interest	—	—	356.6	—	356.6
Total equity	4,061.9	6,291.2	9,683.5	(15,618.1)	4,418.5
Total liabilities and equity	$6,864.0	$11,771.6	$12,007.5	$(19,157.8)	$11,485.3

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$105.7	$1,890.9	$—	$1,996.6
Restricted cash	—	—	86.1	—	86.1
Accounts and notes receivable—net	—	2,286.5	651.9	(2,746.9)	191.5
Inventories	—	—	202.9	—	202.9
Deferred income taxes	—	—	84.0	—	84.0
Prepaid income taxes	1.9	—	34.8	(1.9)	34.8
Other current assets	—	—	18.6	—	18.6
Total current assets	1.9	2,392.2	2,969.2	(2,748.8)	2,614.5
Property, plant and equipment—net	—	—	5,525.8	—	5,525.8
Investments in and advances to affiliates	6,212.5	9,208.7	861.5	(15,421.2)	861.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,092.8	—	2,092.8
Other assets	—	65.1	178.5	—	243.6
Total assets	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,575.4	$207.7	$553.8	$(2,747.0)	$589.9
Income taxes payable	—	10.8	7.1	(1.9)	16.0
Customer advances	—	—	325.4	—	325.4
Other current liabilities	—	—	48.4	—	48.4
Total current liabilities	2,575.4	218.5	934.7	(2,748.9)	979.7
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	34.8	783.8	—	818.6
Due to affiliates	—	572.4	—	(572.4)	—
Other noncurrent liabilities	—	35.3	339.6	—	374.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	0.5	—	1.1	(1.1)	0.5
Paid-in capital	1,415.9	(12.6)	8,283.5	(8,270.9)	1,415.9
Retained earnings	3,175.3	6,384.9	1,067.8	(7,452.7)	3,175.3
Treasury stock	(222.2)	—	—	—	(222.2)
Accumulated other comprehensive income (loss)	(159.8)	(159.8)	(160.2)	320.0	(159.8)
Total stockholders' equity	4,209.7	6,212.5	9,208.6	(15,421.1)	4,209.7
Noncontrolling interest	—	—	362.8	—	362.8
Total equity	4,209.7	6,212.5	9,571.4	(15,421.1)	4,572.5
Total liabilities and equity	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$230.6	$231.1	$276.0	$(501.8)	$235.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	1.8	113.6	—	115.4
Deferred income taxes	—	9.7	(9.4)	—	0.3
Stock-based compensation expense	3.4	—	0.5	—	3.9
Excess tax benefit from stock-based compensation	(1.5)	—	—	—	(1.5)
Unrealized gain on derivatives	—	—	(10.6)	—	(10.6)
Loss on disposal of property, plant and equipment	—	—	5.5	—	5.5
Undistributed (earnings) loss of affiliates—net	(231.1)	(270.7)	(18.4)	501.8	(18.4)
Due to/from affiliates—net	1.5	0.3	(1.8)	—	—
Changes in:
Accounts and notes receivable—net	—	18.4	16.7	(11.0)	24.1
Inventories	—	—	(68.0)	—	(68.0)
Accrued and prepaid income taxes	(0.2)	(13.7)	97.5	—	83.6
Accounts and notes payable and accrued expenses	—	27.8	(49.4)	11.0	(10.6)
Customer advances	—	—	169.8	—	169.8
Other—net	—	0.3	1.2	—	1.5
Net cash provided by operating activities	2.7	5.0	523.2	—	530.9
Investing Activities:
Additions to property, plant and equipment	—	—	(444.8)	—	(444.8)
Proceeds from sale of property, plant and equipment	—	—	3.3	—	3.3
Withdrawals from restricted cash funds	—	—	22.8	—	22.8
Other—net	—	—	(10.9)	—	(10.9)
Net cash used in investing activities	—	—	(429.6)	—	(429.6)
Financing Activities:
Short-term debt—net	226.3	(50.0)	(176.3)	—	—
Financing fees	—	(2.0)	—	—	(2.0)
Dividends paid on common stock	(71.8)	(71.8)	(71.8)	143.6	(71.8)
Distributions to noncontrolling interest	—	—	(11.5)	—	(11.5)
Purchases of treasury stock	(236.2)	—	—	—	(236.2)
Issuances of common stock under employee stock plans	5.7	—	—	—	5.7
Excess tax benefit from stock-based compensation	1.5	—	—	—	1.5
Dividends to/from affiliates	71.8	71.8	—	(143.6)	—
Net cash used in financing activities	(2.7)	(52.0)	(259.6)	—	(314.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.8)	—	(4.8)
Decrease in cash and cash equivalents	—	(47.0)	(170.8)	—	(217.8)
Cash and cash equivalents at beginning of period	—	105.7	1,890.9	—	1,996.6
Cash and cash equivalents at end of period	$—	$58.7	$1,720.1	$—	$1,778.8

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$708.5	$709.0	$163.2	$(860.3)	$720.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	1.6	103.7	—	105.3
Deferred income taxes	—	—	17.1	—	17.1
Stock-based compensation expense	3.8	—	—	—	3.8
Excess tax benefit from stock-based compensation	(4.5)	—	—	—	(4.5)
Unrealized loss on derivatives	—	—	21.9	—	21.9
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss on disposal of property, plant and equipment	—	—	0.1	—	0.1
Undistributed loss (earnings) of affiliates—net	(709.0)	(151.3)	(11.4)	860.3	(11.4)
Due to/from affiliates—net	4.5	1.8	(6.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(16.7)	(278.5)	327.4	32.2
Inventories	—	5.6	(117.9)	—	(112.3)
Accrued and prepaid income taxes	(0.2)	337.6	(57.5)	—	279.9
Accounts and notes payable and accrued expenses	0.1	340.5	54.2	(327.4)	67.4
Customer advances	—	—	356.8	—	356.8
Other—net	—	(3.6)	24.0	—	20.4
Net cash provided by operating activities	3.2	463.0	283.8	—	750.0
Investing Activities:
Additions to property, plant and equipment	—	(16.3)	(376.1)	—	(392.4)
Proceeds from sale of property, plant and equipment	—	—	1.3	—	1.3
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	5.7	—	5.7
Other—net	—	—	5.8	—	5.8
Net cash provided by (used in) investing activities	—	876.8	(407.8)	—	469.0
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	764.7	(1,438.8)	674.1	—	—
Financing fees	—	(15.7)	—	—	(15.7)
Dividends paid on common stock	(55.2)	(55.2)	(55.2)	110.4	(55.2)
Dividends to/from affiliates	55.2	55.2	—	(110.4)	—
Distributions to noncontrolling interest	—	—	(9.6)	—	(9.6)
Purchases of treasury stock	(781.8)	—	—	—	(781.8)
Issuances of common stock under employee stock plans	9.4	—	—	—	9.4
Excess tax benefit from stock-based compensation	4.5	—	—	—	4.5
Other—net	—	(1.0)	(42.0)	—	(43.0)
Net cash (used in) provided by financing activities	(3.2)	38.7	567.3	—	602.8
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
Increase in cash and cash equivalents	—	1,378.5	440.9	—	1,819.4
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8
Cash and cash equivalents at end of period	$0.1	$1,398.9	$2,131.2	$—	$3,530.2

20.   Subsequent Events
Share Repurchases
In April 2015, we repurchased 0.5 million of the Company's common shares for $140.6 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014 (see Note 15—Treasury Stock). Together with the 2.2 million shares repurchased through March 31, 2015, these repurchases bring the total repurchased shares to date under this program to 2.7 million for an aggregate expenditure of $750.0 million.
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
On May 6, 2015, the Internal Revenue Service (“IRS”) issued proposed regulations on the types of income and activities which constitute qualified income of a Master Limited Partnership (“MLP”). The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The IRS proposal specifically highlights companies that perform chemical processing and transformation activities as one of the focuses of the proposed changes, but the proposed regulations do not contain specific proposals regarding fertilizer-related activities. The proposed regulations reserve on the provisions relating to fertilizer activities.
The Company holds a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly-traded MLP, which owns a fertilizer manufacturing complex in Verdigris, Oklahoma. Currently, no federal income taxes are paid by TNCLP due to its MLP status. Any change in the tax treatment of qualified income of fertilizer-related activities could have a material impact on the taxation of TNCLP and could have a material adverse impact on unit holder distributions for unit holders who would not be entitled to a dividends received deduction or other similar offsetting deduction. If TNCLP were taxed as a corporation, under current law, due to its current ownership interest, CF Industries Holdings would qualify for a partial dividends received deduction on the dividends received from TNCLP. Therefore, we would not expect this proposed change to have a material impact on the financial condition or results of operations of CF Industries Holdings. We will continue to monitor the IRS regulatory activities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	First Quarter of 2015 Compared to First Quarter of 2014

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction") to The Mosaic Company (Mosaic) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013 (the "Purchase Agreement"), among CF Industries Holdings, Inc., CF Industries and Mosaic for approximately $1.4 billion in cash. See the section titled Items Affecting Comparability of Results for further information on the Transaction and its impact.
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
Our reporting segments consist of ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
A description of our five reporting segments is included in the discussion of the operating results by business segment later in this discussion and analysis.
Items Affecting Comparability of Results
Phosphate Business Disposition
In March 2014, we sold our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $747.1 million and $461.0 million, respectively. Under the terms of the Purchase Agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course. During the fourth quarter of 2014, based on the ordinary course settlement of certain transactions and certain adjustments that were made in accordance with the Purchase Agreement, we increased the recognized pre-tax and after-tax gains on the Transaction to $750.1 million and $462.8 million, respectively.
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
The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases.
The phosphate mining and manufacturing business assets we sold in the Transaction include the Hardee County Phosphate Rock Mine; the Plant City Phosphate Complex; an ammonia terminal, phosphate warehouse and dock at the Port of Tampa; and the site of the former Bartow Phosphate Complex. In addition, Mosaic assumed certain obligations related to the phosphate mining and manufacturing business, including responsibility for closure, water treatment and long-term maintenance and monitoring of the phosphogypsum stacks at the Plant City and Bartow complexes. Mosaic also received the value of the phosphate mining and manufacturing business's asset retirement obligation trust and escrow funds totaling approximately $200 million. The assets and liabilities sold to Mosaic were classified as held for sale as of December 31, 2013; therefore, no depreciation was recorded in 2014 for the related property, plant and equipment.

Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $230.6 million in the first quarter of 2015 compared to net earnings of $708.5 million in the first quarter of 2014, a decrease of $477.9 million, or 67%. Our results for the first quarter of 2014 included a $747.1 million pre-tax gain ($461.0 million after tax) on the sale of the phosphate business.

•
During the first quarter of 2015, we experienced lower net earnings compared to the first quarter of 2014 due primarily to a combination of lower gross margin from our Nitrogen Product Segments, the gain on the sale of the phosphate business in 2014, and higher other operating expenses.

◦
Our gross margin declined by $27.0 million, or 6%, to $415.8 million in the first quarter of 2015 from $442.8 million in the first quarter of 2014. The absence of phosphate segment results in the first quarter of 2015 represented $8.5 million of the decline and the Nitrogen Product Segments accounted for the remaining $18.5 million of the decline. The Nitrogen Product Segments gross margin was impacted by the following factors:

▪	a 4% decline in volume;

▪	higher natural gas costs as a result of realized losses on natural gas derivatives that were entered into in prior periods when gas prices were higher;

▪	costs for ammonia that was sold in the first quarter of 2015 were incurred in earlier periods when natural gas costs were higher; and

▪	higher other production costs including costs related to the planned turnaround of our Verdigris nitrogen complex.
These factors were partially offset by unrealized mark-to-market gains on natural gas derivatives that were recognized in the first quarter of 2015 as compared to unrealized mark-to-market losses that were recognized in the prior year period.

◦
Other operating expenses increased by $24.0 million from income of $5.8 million in the first quarter of 2014 to expense of $18.2 million in the first quarter of 2015. This change is due primarily to realized and unrealized losses on foreign exchange derivatives, losses on the disposal of fixed assets, and higher expansion project costs pertaining to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, partially offset by unrealized foreign currency transaction gains. The foreign exchange derivative contracts are used to hedge our euro exposure on equipment purchases related to our capacity expansion projects.

•
Diluted net earnings per share attributable to common stockholders decreased $8.11, or 63%, to $4.79 per share in the first quarter of 2015 from $12.90 per share in the first quarter of 2014. This decrease is due primarily to the $8.39 per share gain from the sale of the phosphate business in the first quarter of 2014 partially offset by the impact of lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 12% between the first quarter of 2014 and the first quarter of 2015 due to our share repurchase activity.

•
Our first quarter 2015 results included $28.7 million of unrealized net mark-to-market gains ($18.1 million after tax) on natural gas derivatives, $9.1 million of expenses ($5.7 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $23.2 million of realized and unrealized net losses ($14.6 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $708.5 million for the first quarter of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after tax), $22.6 million of unrealized net mark-to-market losses ($14.4 million after tax) on natural gas derivatives, a $0.9 million realized and unrealized net gain ($0.6 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, and $8.1 million of expenses ($5.1 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our net sales decreased $179.0 million, or 16%, in the first quarter of 2015 compared to the first quarter of 2014 due primarily to the $145.1 million decline in net sales as a result of the sale of the phosphate business in the first quarter of 2014. Our Nitrogen Product Segments net sales decreased $33.9 million, or 3%, due primarily to a 4% decrease in volume.

•
Net cash provided by operating activities during the first three months of 2015 was $530.9 million as compared to $750.0 million in the first three months of 2014. The $219.1 million decrease in net cash provided by operating activities resulted from a combination of unfavorable working capital changes during the first three months of 2015 as compared to the same period of 2014 and lower earnings from our core operating activities. Unfavorable working capital changes during the first three months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. This was partially offset by lower cash spending on inventory during the first three months of 2015 compared to the prior year quarter.

•
Net cash used in investing activities was $429.6 million in the first three months of 2015 as compared to net cash provided by investing activities of $469.0 million in the first three months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business and subsequently deposited $505.0 million to restricted cash funds pertaining to our capacity expansion projects. During the first three months of 2015, capital expenditures totaled $444.8 million compared to $392.4 million in the first three months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.

•
During the first quarter of 2015, we purchased 0.8 million shares of our common stock at an average price of $291 per share, representing 1.7% of the prior year-end outstanding shares, at a cost of $236.6 million.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$953.6	$1,132.6	$(179.0)	(16)%
Cost of sales	537.8	689.8	(152.0)	(22)%
Gross margin	415.8	442.8	(27.0)	(6)%
Gross margin percentage	43.6%	39.1%	4.5%
Selling, general and administrative expenses	40.1	41.7	(1.6)	(4)%
Other operating—net	18.2	(5.8)	24.0	N/M
Total other operating costs and expenses	58.3	35.9	22.4	62%
Gain on sale of phosphate business	—	747.1	(747.1)	(100)%
Equity in earnings of operating affiliates	9.7	15.8	(6.1)	(39)%
Operating earnings	367.2	1,169.8	(802.6)	(69)%
Interest expense—net	33.5	39.8	(6.3)	(16)%
Other non-operating—net	—	(0.1)	0.1	100%
Earnings before income taxes and equity in earnings of non-operating affiliates	333.7	1,130.1	(796.4)	(70)%
Income tax provision	112.7	413.2	(300.5)	(73)%
Equity in earnings of non-operating affiliates—net of taxes	14.9	3.5	11.4	N/M
Net earnings	235.9	720.4	(484.5)	(67)%
Less: Net earnings attributable to noncontrolling interest	5.3	11.9	(6.6)	(55)%
Net earnings attributable to common stockholders	$230.6	$708.5	$(477.9)	(67)%
Diluted net earnings per share attributable to common stockholders	$4.79	$12.90	$(8.11)	(63)%
Diluted weighted-average common shares outstanding	48.1	54.9	(6.8)	(12)%
Dividends declared per common share	$1.50	$1.00	$0.50	50%
Supplemental Data:
Purchased natural gas costs (per MMBtu)(1)	$2.96	$5.24	$(2.28)	(44)%
Realized derivatives loss (gain) (per MMBtu)(2)	0.52	(0.90)	1.42	158%
Cost of natural gas (per MMBtu)	$3.48	$4.34	$(0.86)	(20)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.87	$5.05	$(2.18)	(43)%
Capital expenditures	$444.8	$392.4	$52.4	13%
Production volume by product tons (000s):
Ammonia(3)	1,817	1,800	17	1%
Granular urea	625	546	79	14%
UAN (32%)	1,430	1,549	(119)	(8)%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas purchased during the period for use in production.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea and/or UAN.

First Quarter of 2015 Compared to First Quarter of 2014
Consolidated Operating Results
Our reporting segments consist of ammonia, granular urea, UAN, other, and phosphate. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
Our total gross margin declined by $27.0 million, or 6%, to $415.8 million in the first quarter of 2015 from $442.8 million in the same quarter of 2014. The absence of phosphate segment results in the first quarter of 2015 represented $8.5 million of the decline and the Nitrogen Product Segments accounted for the remaining $18.5 million of the decline. The Nitrogen Product Segments gross margin was impacted by the following factors:

•	Volume, primarily UAN and ammonia, decreased by 4%, which reduced gross margin by $27.3 million.

•
Natural gas costs included in cost of sales increased in the first quarter of 2015 and reduced gross margin by $38.3 million as compared to the first quarter of 2014.  These costs include the realized losses on natural gas derivatives that settled in the period as natural gas prices declined from floor prices on collars entered into in earlier periods.  Additionally, certain products sold in the first quarter of 2015 were manufactured in earlier periods when natural gas prices were higher.

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $51.3 million as the first quarter of 2015 included a $28.7 million gain and the first quarter of 2014 included a $22.6 million loss.

•	Other production costs, including costs related to the planned turnaround of our Verdigris nitrogen complex, increased compared to the prior year quarter.
Net earnings attributable to common stockholders of $230.6 million in the first quarter of 2015 included a $28.7 million pre-tax unrealized net mark-to-market gain ($18.1 million after tax) on natural gas derivatives, $9.1 million of expenses ($5.7 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $23.2 million of realized and unrealized net losses ($14.6 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $708.5 million for the first quarter of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after tax), $22.6 million of pre-tax unrealized net mark-to-market losses ($14.4 million after tax), a $0.9 million ($0.6 million after tax) realized and unrealized net gain on foreign currency derivatives, and $8.1 million of expenses ($5.1 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Net sales decreased $179.0 million, or 16%, to $0.9 billion in the first quarter of 2015 compared to $1.1 billion in the first quarter of 2014 with a $33.9 million decrease attributable to the Nitrogen Product Segments and a $145.1 million decrease due to the absence of phosphate segment results in the first quarter of 2015. Nitrogen Product Segments net sales decreased due to a 4% decrease in volume while average selling prices were unchanged. The decrease in Nitrogen Product Segments volume was due primarily to lower UAN and ammonia volume partially offset by higher granular urea and other segment volume. Our UAN volume was lower primarily due to cautious customer buying activity associated with declining global nitrogen prices in the first quarter of 2015 and fewer attractive sales opportunities where product was available. Our ammonia volume was lower in the first quarter of 2015 as we chose to build inventory for the forthcoming spring application. These declines were partially offset by higher granular urea volume as we benefited from solid product movement into downstream storage in preparation for the spring application season and our other product volume, primarily DEF, increased along with the growing North American DEF market.
Nitrogen Product Segments average selling prices were $327 per ton in the first quarter of 2015, similar to the prior year quarter as higher ammonia selling prices in 2015 offset lower granular urea prices as China continued to export record amounts of granular urea, putting downward pressure on prices. Ammonia prices in the first quarter of 2015 were higher primarily due to a tighter North American supply position compared to the first quarter of 2014 and favorable price realization in the first quarter of 2015 from forward contracts entered into during the fall of 2014.
Cost of Sales
Cost of sales decreased $152.0 million, or 22%, from the first quarter of 2014 to the first quarter of 2015 due primarily to the sale of the phosphate business which reported cost of sales of $136.6 million in the prior year quarter. Cost of sales per ton in our Nitrogen Product Segments averaged $185 in the first quarter of 2015, a slight increase from the $183 per ton in the same quarter of 2014 as the impact of lower purchased natural gas costs, realized derivative losses, unrealized derivative gains and changes in other manufacturing costs netted to a virtually unchanged cost per ton during the first quarter of 2015 compared to the first quarter of 2014. Purchased natural gas prices declined during the first quarter of 2015, however, a portion of our inventory that was sold in the first quarter of 2015 was manufactured in prior periods when gas prices were higher. The first quarter of 2015 included $28.7 million of pre-tax unrealized net mark-to-market gains on natural gas derivatives compared to losses of $22.6 million in the first quarter of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.6 million to $40.1 million in the first quarter of 2015 from $41.7 million in the same quarter of 2014 due primarily to lower professional services for certain corporate projects.
Other Operating—Net
Other operating—net was $18.2 million of expense in the first quarter of 2015 compared to $5.8 million of income in the same quarter of 2014. The increased expense was due primarily to realized and unrealized losses on foreign exchange derivatives, losses on the disposal of fixed assets, higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects, partially offset by unrealized foreign currency transaction gains due to the strengthening U.S. dollar.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. Equity in earnings of operating affiliates was $9.7 million in the first quarter of 2015 compared to $15.8 million in the first quarter of 2014. The decrease was due primarily to lower earnings from PLNL.
Interest Expense—Net
Net interest expense was $33.5 million in the first quarter of 2015 compared to $39.8 million in the first quarter of 2014. The $6.3 million decrease was due primarily to higher amounts of capitalized interest related to our capacity expansion projects, partially offset by higher interest expense pertaining to the $1.5 billion of senior notes that were issued in March 2014. We recorded capitalized interest of $31.5 million and $12.9 million in the first quarter of 2015 and 2014, respectively.
Income Taxes
Our income tax provision for the first quarter of 2015 was $112.7 million on pre-tax income of $333.7 million, or an effective tax rate of 33.8%, compared to an income tax provision of $413.2 million on pre-tax income of $1,130.1 million, or an effective rate of 36.6% in the prior year first quarter. The decrease in the effective tax rate is due primarily to the higher effective tax rate on the gain related to the sale of our phosphate business in March 2014.
We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in GrowHow and Keytrade. The $11.4 million increase in the first quarter of 2015 compared to the first quarter of 2014 was due primarily to increased earnings from GrowHow due to lower natural gas prices in the United Kingdom and increased sales volume.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $6.6 million in the first quarter of 2015 compared to 2014 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $8.11, or 63% to $4.79 per share in the first quarter of 2015 from $12.90 per share in the first quarter of 2014. This decrease is due primarily to the $8.39 per share gain from the sale of the phosphate business in the first quarter of 2014 partially offset by the impact of lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 12% between the first quarter of 2014 and the first quarter of 2015 due to our share repurchase activity.

Operating Results by Business Segment
Our reporting segments consist of ammonia, granular urea, UAN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
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
The following table presents our operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2015
Net sales	$287.7	$212.2	$355.7	$98.0	$—	$953.6
Cost of sales	167.8	100.1	197.0	72.9	—	537.8
Gross margin	$119.9	$112.1	$158.7	$25.1	$—	$415.8
Gross margin percentage	41.7%	52.8%	44.6%	25.6%	—%	43.6%
Three months ended March 31, 2014
Net sales	$272.4	$216.2	$399.9	$99.0	$145.1	$1,132.6
Cost of sales	148.1	114.5	217.8	72.8	136.6	689.8
Gross margin	$124.3	$101.7	$182.1	$26.2	$8.5	$442.8
Gross margin percentage	45.6%	47.0%	45.5%	26.5%	5.9%	39.1%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the "basic" nitrogen product that we upgrade into other nitrogen products such as granular urea and UAN. We produce ammonia at all seven of our nitrogen manufacturing complexes in North America.
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$287.7	$272.4	$15.3	6%
Cost of sales	167.8	148.1	19.7	13%
Gross margin	$119.9	$124.3	$(4.4)	(4)%
Gross margin percentage(1)	41.7%	45.6%	(3.9)%
Sales volume by product tons (000s)	531	577	(46)	(8)%
Sales volume by nutrient tons (000s)(2)	435	473	(38)	(8)%
Average selling price per product ton	$542	$472	$70	15%
Average selling price per nutrient ton(2)	$661	$576	$85	15%
Gross margin per product ton	$226	$215	$11	5%
Gross margin per nutrient ton(2)	$276	$263	$13	5%
Depreciation and amortization	$22.5	$19.2	$3.3	17%
_______________________________________________________________________________

(1)	Includes the impact of tons purchased from PLNL at market-based prices and sold to Mosaic.

(2)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2015 Compared to First Quarter of 2014
Net Sales.    Net sales in the ammonia segment increased by $15.3 million, or 6%, in the first quarter of 2015 from the first quarter of 2014 due primarily to a 15% increase in average selling prices partially offset by an 8% decrease in volume. Average selling prices increased to $542 per ton in the first quarter of 2015 from $472 per ton in the first quarter of 2014 due to a combination of an overall tighter North American inventory position in the first quarter of 2015 and favorable price realization from forward contracts entered into during the fall of 2014. Prices entering 2015 were higher as a high level of global production outages towards the end of 2014 limited supply. Prices were lower entering 2014 due to higher levels of producer inventory carried over from 2013. Our volume was lower in the first quarter of 2015 primarily due to lower offseason agricultural sales as we chose to build inventory for the forthcoming spring application. The volume decrease was partially offset by increased ammonia sales to Mosaic under our contract to supply them ammonia from our PLNL joint venture that started late in the first quarter of 2014.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $316 in the first quarter of 2015, a 23% increase from the $257 per ton in the same quarter of 2014. The increase was due primarily to losses on realized natural gas derivatives that settled during the first quarter of 2015 and were entered into in earlier periods when gas prices were higher.  Purchased natural gas prices declined during the first quarter of 2015, however, a portion of our inventory that was sold in the first quarter of 2015 was manufactured in prior periods when gas prices were higher. Higher maintenance and fixed costs associated with a planned turnaround at our Verdigris nitrogen complex also increased costs during the first quarter of 2015. Partially offsetting these costs were unrealized net mark-to-market gains on natural gas derivatives in the first quarter of 2015 compared to losses in the first quarter of 2014.

Granular Urea Segment
Our granular urea segment produces granular urea which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$212.2	$216.2	$(4.0)	(2)%
Cost of sales	100.1	114.5	(14.4)	(13)%
Gross margin	$112.1	$101.7	$10.4	10%
Gross margin percentage	52.8%	47.0%	5.8%
Sales volume by product tons (000s)	616	578	38	7%
Sales volume by nutrient tons (000s)(1)	283	266	17	6%
Average selling price per product ton	$344	$374	$(30)	(8)%
Average selling price per nutrient ton(1)	$750	$813	$(63)	(8)%
Gross margin per product ton	$182	$176	$6	3%
Gross margin per nutrient ton(1)	$396	$382	$14	4%
Depreciation and amortization	$10.2	$7.9	$2.3	29%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2015 Compared to First Quarter of 2014
Net Sales.    Net sales in the granular urea segment decreased $4.0 million, or 2%, in the first quarter of 2015 from the first quarter of 2014 due primarily to an 8% decrease in average selling prices partially offset by a 7% increase in volume. Average selling prices decreased to $344 per ton in the first quarter of 2015 compared to $374 per ton in the first quarter of 2014 primarily due to increased global supply as a result of growing Chinese exports. During the quarter, imports of granular urea into North America continued which weighed on selling prices.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $162 in the first quarter of 2015, an 18% decrease from the $198 per ton in the same quarter of 2014. The decrease was due primarily to lower realized natural gas costs for granular urea plus the impact of unrealized net mark-to-market gains on natural gas derivatives in the first quarter of 2015 compared to losses in the first quarter of 2014.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$355.7	$399.9	$(44.2)	(11)%
Cost of sales	197.0	217.8	(20.8)	(10)%
Gross margin	$158.7	$182.1	$(23.4)	(13)%
Gross margin percentage	44.6%	45.5%	(0.9)%
Sales volume by product tons (000s)	1,317	1,451	(134)	(9)%
Sales volume by nutrient tons (000s)(1)	414	456	(42)	(9)%
Average selling price per product ton	$270	$276	$(6)	(2)%
Average selling price per nutrient ton(1)	$859	$877	$(18)	(2)%
Gross margin per product ton	$121	$125	$(4)	(3)%
Gross margin per nutrient ton(1)	$383	$399	$(16)	(4)%
Depreciation and amortization	$50.6	$51.8	$(1.2)	(2)%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2015 Compared to First Quarter of 2014
Net Sales.    Net sales in the UAN segment decreased $44.2 million, or 11%, in the first quarter of 2015 from the first quarter of 2014 due primarily to a 9% decrease in volume and a 2% decrease in average selling prices. The decreased volume was due to lower domestic sales partially offset by increased exports. Domestic volume was lower due to a combination of cautious customer buying activity associated with declining global nitrogen prices in the first quarter of 2015 and fewer attractive sales opportunities where product was available. Average selling prices decreased slightly to $270 per ton in the first quarter of 2015 compared to $276 per ton in the first quarter of 2014.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $149 in the first quarter of 2015, a 1% decrease from the $151 per ton in the first quarter of 2014. The cost per ton was impacted by lower purchased natural gas costs, realized natural gas derivative losses, unrealized net mark-to-market gains on derivatives and changes in other manufacturing costs that netted to a virtually unchanged cost per ton during the first quarter of 2015 compared to the first quarter of 2014. The other manufacturing costs include costs associated with the planned turnaround at our Verdigris nitrogen complex.

Other Segment
Our other segment primarily includes the following products:

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

The following table presents summary operating data for our other segment:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$98.0	$99.0	$(1.0)	(1)%
Cost of sales	72.9	72.8	0.1	—%
Gross margin	$25.1	$26.2	$(1.1)	(4)%
Gross margin percentage	25.6%	26.5%	(0.9)%
Sales volume by product tons (000s)	448	412	36	9%
Sales volume by nutrient tons (000s)(1)	120	113	7	6%
Average selling price per product ton	$219	$240	$(21)	(9)%
Average selling price per nutrient ton(1)	$817	$876	$(59)	(7)%
Gross margin per product ton	$56	$64	$(8)	(13)%
Gross margin per nutrient ton(1)	$209	$232	$(23)	(10)%
Depreciation and amortization	$22.5	$15.7	$6.8	43%
_______________________________________________________________________________

(1)	Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2015 Compared to First Quarter of 2014
Net Sales.    Net sales in our other segment decreased $1.0 million, or 1%, in the first quarter of 2015 from the first quarter of 2014 due primarily to a 9% decrease in average selling prices partially offset by a 9% increase in volume. Average selling prices were lower primarily due to a sales mix shift to lower priced products. Overall, our other segment volume increased due to higher DEF sales into the growing North American DEF market. DEF volumes across North America are increasing in response to stricter diesel engine emission requirements.
Cost of Sales.    Cost of sales per ton in our other segment averaged $163 in the first quarter of 2015, a 7% decrease from the $176 per ton in the first quarter of 2014, primarily due to the impact of unrealized net mark-to-market gains on natural gas derivatives in the first quarter of 2015 compared to losses in the first quarter of 2014.

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
The following table presents summary operating data for our phosphate segment:

	Three Months Ended March 31,
	2015	2014	2015 v. 2014
	(in millions, except as noted)
Net sales	$—	$145.1	$(145.1)	(100)%
Cost of sales	—	136.6	(136.6)	(100)%
Gross margin	$—	$8.5	$(8.5)	(100)%
Gross margin percentage	—%	5.9%	(5.9)%
Sales volume by product tons (000s)(1)	—	428	(428)	(100)%
Average selling price per product ton	$—	$339	$(339)	(100)%
Gross margin per product ton	$—	$20	$(20)	(100)%
_______________________________________________________________________________

(1)	Represents DAP and MAP product sales.

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
Cash and Cash Equivalents
We had cash and cash equivalents of $1.8 billion and $2.0 billion as of March 31, 2015 and December 31, 2014, respectively.
Share Repurchase Program
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2012 Program). The repurchases under this program were completed in the second quarter of 2014. On August 6, 2014, our Board of Directors authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program).
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program:

	2014 Program			2012 Program
	Shares	Amounts	Average Price Per Share	Shares	Amounts	Average Price Per Share
	(in millions, except per share amounts)
Shares repurchased as of December 31, 2013	—	$—	$—	7.3	$1,449.3	$197
Shares repurchased in 2014:
First quarter	—	$—	$—	3.2	$793.9	$248
Second quarter	—	—	—	3.1	756.8	246
Third quarter	—	—	—	—	—
Fourth quarter	1.4	372.8	265	—	—
Total shares repurchased in 2014	1.4	372.8	265	6.3	1,550.7	247
Shares repurchased as of December 31, 2014	1.4	$372.8	$265	13.6	$3,000.0	$220
Shares repurchased in 2015:
First quarter	0.8	$236.6	$291
Shares repurchased as of March 31, 2015	2.2	$609.4	$275
As of March 31, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was $29.6 million and $29.1 million, respectively.
As of March 31, 2015 and December 31, 2014, we held in treasury approximately 1.7 million and 0.8 million shares of repurchased stock, respectively.
Consistent with our previous stock repurchase programs, repurchases under this program may be made from time to time in the open market, through privately-negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.
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

In the fourth quarter of 2014, we updated our cost estimate to complete the projects to construct new ammonia, urea and UAN plants at Donaldsonville, Louisiana and new ammonia and urea plants at Port Neal, Iowa. The update was based upon refined estimates for specific quantities of construction materials and work-hours based upon final issued-for-construction drawings from the engineering firms designing the plants.

These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. The projects continue to progress on-schedule, with anticipated start up dates of the third quarter 2015 for granular urea, fourth quarter 2015 for UAN and early 2016 for ammonia at Donaldsonville, Louisiana. Port Neal is scheduled to start up mid-2016 for ammonia and in the third quarter of 2016 for granular urea.

The aggregate cost estimate for both projects is approximately $4.2 billion, plus or minus a few percentage points. The total project cost includes engineering and design; equipment procurement; construction; associated infrastructure including natural gas connections and power supply; and product storage and handling systems.

We expect to finance expenditures for the capacity expansion projects through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent through the first quarter of 2015 on capitalized expenditures for the expansion projects was $2.1 billion, including $318.2 million during the first quarter of 2015. In addition, $348.3 million was invested in the expansion projects and not paid as of March 31, 2015 and recognized as liabilities in the consolidated balance sheet.

We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp), formerly ThyssenKrupp Uhde, for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of March 31, 2015, there was $63.3 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $444.8 million in the first three months of 2015 compared to $392.4 million in the first three months of 2014. The increase in capital expenditures is primarily the result of the $318.2 million increase in cash spent on the two capacity expansion projects in the first three months of 2015. This increase is partially offset by reduced capital expenditures on sustaining projects compared to the previous year period.
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
Debt
Credit Agreement
In the first quarter of 2015, we expanded our revolving credit facility size from $1.0 billion to $1.5 billion of borrowing by CF Industries, for general corporate purposes, and extended the maturity from May 2018 to March 2020. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $450.0 million. As of March 31, 2015, $1,495.1 million was available for borrowing under the credit agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.
The credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. As of March 31, 2015, we were in compliance with all covenants under the credit agreement.

Senior Notes
At both March 31, 2015 and December 31, 2014, we had $4.6 billion of senior notes outstanding with maturities ranging from 2018 through 2044 as follows:

	Maturity Date	March 31, 2015	December 31, 2014
		(in millions)
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.4
5.150% senior notes	March 15, 2034	746.2	746.2
4.950% senior notes	June 1, 2043	748.8	748.8
5.375% senior notes	March 15, 2044	748.1	748.1
		$4,592.5	$4,592.5
Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. As of March 31, 2015, we were in compliance with all covenants under the senior notes indentures.
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
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of March 31, 2015 and December 31, 2014, we had $495.2 million and $325.4 million, respectively, in customer advances on our consolidated balance sheets.
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

Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. We also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Because we use derivative instruments, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives.
Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, other major financial institutions or large energy companies, and, in most cases, the use of master netting arrangements.
The master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.
As of March 31, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $38.3 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. As of March 31, 2015, we had open natural gas derivative contracts for 77.4 million MMBtus and the notional amount of our open foreign currency derivatives was €144.0 million.
Pension and Other Postretirement Benefits
We contributed $0.8 million to our pension plans during the three months ended March 31, 2015. We expect to contribute approximately $18.2 million to our pension plans over the remainder of 2015.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2015 was $530.9 million as compared to $750.0 million in the first three months of 2014. The $219.1 million decrease in net cash provided by operating activities resulted from a combination of unfavorable working capital changes during the first three months of 2015 as compared to the same period of 2014 and lower earnings from our core operating activities. Unfavorable working capital changes during the first three months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. This was partially offset by lower cash spending on inventory during the first three months of 2015 compared to the prior year quarter.
Investing Activities
Net cash used in investing activities was $429.6 million in the first three months of 2015 as compared to net cash provided by investing activities of $469.0 million in the first three months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business and subsequently made $505.0 million in deposits to restricted cash funds. During the first three months of 2015, capital expenditures totaled $444.8 million compared to $392.4 million in the first three months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.
Financing Activities
Net cash used in financing activities was $314.3 million in the first three months of 2015 compared to net cash provided by financing activities of $602.8 million in the same period of 2014. We repurchased 0.8 million shares of our common stock in the first three months of 2015 for $236.2 million in cash. In the first three months of 2014, we issued senior notes and received proceeds of approximately $1.5 billion, and we repurchased 3.2 million shares of our common stock for $781.8 million in cash. Dividends paid on common stock were $71.8 million and $55.2 million in the first three months of 2015 and 2014, respectively.

Obligations
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2015:

	Remainder of 2015	2016	2017	2018	2019	After 2019	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$800.0	$—	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	256.4	256.2	256.2	228.7	201.2	2,539.7	3,738.4
Other Obligations
Operating leases	75.7	95.2	78.7	62.0	49.5	101.3	462.4
Equipment purchases and plant improvements	123.8	15.5	0.5	—	—	—	139.8
Capacity expansion projects(2)	1,007.5	118.8	—	—	—	—	1,126.3
Transportation(3)	54.7	16.5	10.6	8.4	7.5	3.3	101.0
Purchase obligations(4)(5)	468.0	384.5	316.0	142.9	35.5	168.7	1,515.6
Contributions to pension plans(6)	18.2	—	—	—	—	—	18.2
Net operating loss settlement(7)	10.2	10.2	11.9	—	—	—	32.3
Total(8)(9)	$2,014.5	$896.9	$673.9	$1,242.0	$293.7	$6,613.0	$11,734.0
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of March 31, 2015.

(2)
We expect to spend approximately $1.5 billion to $2.0 billion during 2015 related to the $4.2 billion Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2015, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at March 31, 2015. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at March 31, 2015 is $135.7 million with a total remaining commitment of $475.1 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2015. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $159.7 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $5.6 million of environmental remediation liabilities.
Subsequent Event
In April 2015, we repurchased 0.5 million of the Company's common shares for $140.6 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014. Together with the 2.2 million shares repurchased through March 31, 2015, these repurchases bring the total repurchased shares to date under the program to 2.7 million for an aggregate expenditure of $750.0 million.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from two to ten years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to three years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements appearing in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2015.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I of this report for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this report. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2014 Annual Report on Form 10-K, filed with the SEC on February 26, 2015. Such factors include, among others:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of changes in commodity prices, interest rates and foreign currency exchange rates.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 18 months. The derivative instruments that we use are primarily natural gas options and natural gas fixed price swaps. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.
As of March 31, 2015 and December 31, 2014, we had open natural gas derivative contracts for 77.4 million MMBtus and 58.7 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2015 would result in a favorable change in the fair value of these derivative positions of approximately $57 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $56 million.
From time to time we may purchase ammonia, granular urea and UAN on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of March 31, 2015, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of March 31, 2015 was approximately $5.1 billion.
Borrowings under the Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, there were no borrowings under the Credit Agreement as of March 31, 2015 or 2014, or during the three-month periods then ended.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of March 31, 2015, the notional amount of our open foreign currency forward contracts was approximately €144.0 million and the fair value was a net unrealized loss of $36.0 million. A 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $15.5 million.
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
        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2015 - January 31, 2015	436,823		$291.10	(3)	436,823	$500,000
February 1, 2015 - February 28, 2015	135	(2)	$304.77		—	$500,000
March 1, 2015 - March 31, 2015	374,989		$291.75	(3)	374,989	$390,596
Total	811,947		$291.41		811,812
_______________________________________________________________________________

(1)
Represents the authorized share repurchase program announced on August 6, 2014 that allows management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016 (the 2014 Program).

(2)	Represents shares withheld to pay employee tax obligations upon the vesting of restricted stock awards.

(3)	Average price paid per share of common stock repurchased under the 2014 Program is the execution price, excluding commissions paid to brokers.

ITEM 6.    EXHIBITS.
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 58 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 7, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Third Amended and Restated Bylaws of CF Industries Holdings, Inc., effective February 4, 2015 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015, File No. 001-32597)

4.1	Specimen common stock certificate
4.2
Second Amendment to Rights Agreement, dated as of March 16, 2015, by and between CF Industries Holdings, Inc. and Computershare Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form  8-K filed with the SEC on March 16, 2015, File No. 001-32597)

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of March 20, 2015, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, Morgan Stanley Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Banks, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form  8-K filed with the SEC on March 20, 2015, File No. 001-32597)

10.2	Form of Non-Qualified Stock Option Award Agreement
10.3	Form of Restricted Stock Unit Award Agreement
10.4	Form of Performance Restricted Stock Unit Award Agreement
10.5	Form of Amendment to Non-Qualified Stock Option Award Agreements
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements