Form 10-Q
period 2015-06-30
CF Industries Holdings, Inc.
filed 2015-08-06
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,047,785 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 31, 2015.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
        CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net sales	$1,311.5	$1,472.7	$2,265.1	$2,605.3
Cost of sales	625.6	882.4	1,163.4	1,572.2
Gross margin	685.9	590.3	1,101.7	1,033.1
Selling, general and administrative expenses	37.9	39.5	78.0	81.2
Other operating—net	22.4	21.6	40.6	15.8
Total other operating costs and expenses	60.3	61.1	118.6	97.0
Gain on sale of phosphate business	—	—	—	747.1
Equity in earnings of operating affiliates	4.7	2.1	14.4	17.9
Operating earnings	630.3	531.3	997.5	1,701.1
Interest expense	29.0	50.7	62.9	90.7
Interest income	(0.2)	(0.3)	(0.6)	(0.5)
Other non-operating—net	0.5	0.7	0.5	0.6
Earnings before income taxes and equity in (losses) earnings of non-operating affiliates	601.0	480.2	934.7	1,610.3
Income tax provision	200.7	157.2	313.4	570.4
Equity in (losses) earnings of non-operating affiliates—net of taxes	(35.5)	1.7	(20.6)	5.2
Net earnings	364.8	324.7	600.7	1,045.1
Less: Net earnings attributable to noncontrolling interest	12.9	12.1	18.2	24.0
Net earnings attributable to common stockholders	$351.9	$312.6	$582.5	$1,021.1
Net earnings per share attributable to common stockholders(1):
Basic	$1.50	$1.22	$2.45	$3.86
Diluted	$1.49	$1.22	$2.44	$3.85
Weighted-average common shares outstanding(1):
Basic	235.2	255.3	237.4	264.5
Diluted	236.1	256.0	238.3	265.3
Dividends declared per common share(1)	$0.30	$0.20	$0.60	$0.40
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Net earnings	$364.8	$324.7	$600.7	$1,045.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	36.0	30.3	(50.3)	13.4
Unrealized gain on securities—net of taxes	—	0.2	—	0.3
Defined benefit plans—net of taxes	(1.5)	(0.9)	4.3	6.5
	34.5	29.6	(46.0)	20.2
Comprehensive income	399.3	354.3	554.7	1,065.3
Less: Comprehensive income attributable to noncontrolling interest	12.9	12.1	18.2	24.0
Comprehensive income attributable to common stockholders	$386.4	$342.2	$536.5	$1,041.3

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2015	December 31, 2014
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$809.9	$1,996.6
Restricted cash	54.0	86.1
Accounts receivable—net	194.9	191.5
Inventories	205.3	202.9
Deferred income taxes	53.8	84.0
Prepaid income taxes	14.7	34.8
Other current assets	33.8	18.6
Total current assets	1,366.4	2,614.5
Property, plant and equipment—net	6,465.6	5,525.8
Investments in and advances to affiliates	808.7	861.5
Goodwill	2,090.8	2,092.8
Other assets	266.9	243.6
Total assets	$10,998.4	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$701.2	$589.9
Income taxes payable	12.4	16.0
Customer advances	17.3	325.4
Other current liabilities	22.6	48.4
Total current liabilities	753.5	979.7
Long-term debt	4,592.6	4,592.5
Deferred income taxes	776.5	818.6
Other liabilities	400.0	374.9
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2015—235,440,950 shares issued and 2014—245,904,140 shares issued(1)	2.4	2.5
Paid-in capital(1)	1,368.0	1,413.9
Retained earnings	3,080.3	3,175.3
Treasury stock—at cost, 2015—2,033,622 shares and 2014—4,231,090 shares(1)	(129.0)	(222.2)
Accumulated other comprehensive loss	(205.8)	(159.8)
Total stockholders' equity	4,115.9	4,209.7
Noncontrolling interest	359.9	362.8
Total equity	4,475.8	4,572.5
Total liabilities and equity	$10,998.4	$11,338.2
_______________________________________________________________________________

(1)
December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock(1)	Treasury Stock(1)	Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2013	$2.8	$(201.8)	$1,592.1	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,021.1	—	1,021.1	24.0	1,045.1
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	13.4	13.4	—	13.4
Unrealized net gain on securities—net of taxes	—	—	—	—	0.3	0.3	—	0.3
Defined benefit plans—net of taxes	—	—	—	—	6.5	6.5	—	6.5
Comprehensive income						1,041.3	24.0	1,065.3
Purchases of treasury stock	—	(1,550.8)	—	—	—	(1,550.8)	—	(1,550.8)
Retirement of treasury stock	(0.2)	1,150.6	(133.3)	(1,017.1)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Issuance of $0.01 par value common stock under employee stock plans	—	0.8	8.9	—	—	9.7	—	9.7
Stock-based compensation expense	—	—	9.9	—	—	9.9	—	9.9
Excess tax benefit from stock-based compensation	—	—	5.2	—	—	5.2	—	5.2
Cash dividends ($0.40 per share)	—	—	—	(107.2)	—	(107.2)	—	(107.2)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(23.5)	(23.5)
Balance as of June 30, 2014	$2.6	$(603.1)	$1,482.8	$3,622.4	$(22.4)	$4,482.3	$362.8	$4,845.1
Balance as of December 31, 2014	$2.5	$(222.2)	$1,413.9	$3,175.3	$(159.8)	$4,209.7	$362.8	$4,572.5
Net earnings	—	—	—	582.5	—	582.5	18.2	600.7
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(50.3)	(50.3)	—	(50.3)
Defined benefit plans—net of taxes	—	—	—	—	4.3	4.3	—	4.3
Comprehensive income						536.5	18.2	554.7
Purchases of treasury stock	—	(504.7)	—	—	—	(504.7)	—	(504.7)
Retirement of treasury stock	(0.1)	597.1	(62.0)	(535.0)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(0.1)	(0.9)	—	—	(1.0)	—	(1.0)
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	7.4	—	—	8.3	—	8.3
Stock-based compensation expense	—	—	7.8	—	—	7.8	—	7.8
Excess tax benefit from stock-based compensation	—	—	1.8	—	—	1.8	—	1.8
Cash dividends ($0.60 per share)	—	—	—	(142.5)	—	(142.5)	—	(142.5)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(21.1)	(21.1)
Balance as of June 30, 2015	$2.4	$(129.0)	$1,368.0	$3,080.3	$(205.8)	$4,115.9	$359.9	$4,475.8
_______________________________________________________________________________

(1)
Amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$600.7	$1,045.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	219.3	203.1
Deferred income taxes	(5.7)	1.1
Stock-based compensation expense	8.1	10.0
Excess tax benefit from stock-based compensation	(1.8)	(5.2)
Unrealized (gain) loss on derivatives	(43.2)	61.4
Loss on sale of equity method investments	42.8	—
Gain on sale of phosphate business	—	(747.1)
Loss on disposal of property, plant and equipment	13.6	1.0
Undistributed earnings of affiliates—net of taxes	(16.2)	(15.1)
Changes in:
Accounts receivable—net	(3.7)	(12.1)
Inventories	(8.0)	64.0
Accrued and prepaid income taxes	30.4	22.6
Accounts payable and accrued expenses	(33.2)	(30.4)
Customer advances	(308.1)	(57.2)
Other—net	3.8	14.1
Net cash provided by operating activities	498.8	555.3
Investing Activities:
Additions to property, plant and equipment	(1,031.9)	(685.0)
Proceeds from sale of property, plant and equipment	8.0	5.9
Proceeds from sale of equity method investment	12.8	—
Proceeds from sale of phosphate business	—	1,353.6
Deposits to restricted cash funds	—	(505.0)
Withdrawals from restricted cash funds	32.1	14.0
Other—net	(22.4)	16.8
Net cash (used in) provided by investing activities	(1,001.4)	200.3
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2
Financing fees	(2.0)	(16.0)
Dividends paid on common stock	(142.5)	(107.2)
Distributions to noncontrolling interest	(21.1)	(23.5)
Purchases of treasury stock	(523.1)	(1,591.2)
Issuances of common stock under employee stock plans	7.4	9.7
Excess tax benefit from stock-based compensation	1.8	5.2
Other—net	—	(43.0)
Net cash used in financing activities	(679.5)	(271.8)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	(0.5)
(Decrease) increase in cash and cash equivalents	(1,186.7)	483.3
Cash and cash equivalents at beginning of period	1,996.6	1,710.8
Cash and cash equivalents at end of period	$809.9	$2,194.1
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
On May 15, 2015, the Company announced that its board of directors declared a five-for-one split of the Company's common stock to be effected in the form of a stock dividend. On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common held on the Record Date. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the stock split. All share and per share data has been retroactively restated to reflect the stock split, except for the number of authorized shares of common stock. Since the par value of the common stock remained at $0.01 per share, the recorded value for common stock has been retroactively restated to reflect the par value of total outstanding shares with a corresponding decrease to paid in capital.
Prior to March 17, 2014, we manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business (the "Transaction"), which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash. The Transaction followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the Transaction and were settled in the ordinary course.
Upon closing the Transaction, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in (losses) earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. generally accepted accounting principles (GAAP), the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 3—Phosphate Business Disposition for additional information.
In the third quarter of 2014, we completed certain changes to our reporting structures and as a result, our reporting segments increased to the following five segments: ammonia, granular urea, UAN, other, and phosphate. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases. Historical financial results have been restated to reflect the new segment structure on a comparable basis. See Note 18—Segment Disclosures for additional information.
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
2.     New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software), which provides guidance on accounting for cloud computing arrangements. Under this ASU, if a cloud computing arrangement includes a software license, then the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This ASU is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application of the ASU is permitted but not required. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We expect that the adoption of this ASU will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be disclosed. In July 2015, the FASB voted to defer the effective date of this ASU to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
4.     Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$351.9	$312.6	$582.5	$1,021.1
Basic earnings per common share(1):
Weighted-average common shares outstanding	235.2	255.3	237.4	264.5
Net earnings attributable to common stockholders	$1.50	$1.22	$2.45	$3.86
Diluted earnings per common share(1):
Weighted-average common shares outstanding	235.2	255.3	237.4	264.5
Dilutive common shares—stock options	0.9	0.7	0.9	0.8
Diluted weighted-average shares outstanding	236.1	256.0	238.3	265.3
Net earnings attributable to common stockholders	$1.49	$1.22	$2.44	$3.85
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and six months ended June 30, 2015 and 2014, anti-dilutive stock options were insignificant.
5.     Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Finished goods	$180.7	$179.5
Raw materials, spare parts and supplies	24.6	23.4
	$205.3	$202.9

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Land	$48.6	$48.4
Machinery and equipment	5,458.7	5,268.7
Buildings and improvements	174.5	160.7
Construction in progress(1)	3,422.0	2,559.0
	9,103.8	8,036.8
Less: Accumulated depreciation and amortization	2,638.2	2,511.0
	$6,465.6	$5,525.8
_______________________________________________________________________________

(1)
As of June 30, 2015 and December 31, 2014, we had construction in progress that was accrued but unpaid of $444.1 million and $279.0 million, respectively. These amounts included accruals related to our capacity expansion projects of $406.5 million and $244.3 million as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, construction in progress includes expenditures of $3.0 billion and $2.0 billion, respectively, related to our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Six months ended June 30,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$153.2	$119.8
Additions	36.8	18.8
Depreciation	(29.8)	(29.5)
Effect of exchange rate changes	(1.4)	(0.2)
Ending balance	$158.8	$108.9
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

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by business segment as of June 30, 2015 and December 31, 2014:

	Ammonia	Granular Urea	UAN	Other	Total
	(in millions)
Balance as of December 31, 2014	$578.7	$829.6	$577.0	$107.5	$2,092.8
Effect of exchange rate changes	(0.6)	(0.8)	(0.6)	—	(2.0)
Balance as of June 30, 2015	$578.1	$828.8	$576.4	$107.5	$2,090.8
Our identifiable intangibles and carrying values are shown below and are presented in other assets on our consolidated balance sheets.

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$50.0	$(14.6)	$35.4	$50.0	$(13.2)	$36.8
TerraCair brand	10.0	(10.0)	—	10.0	(5.0)	5.0
Total intangible assets	$60.0	$(24.6)	$35.4	$60.0	$(18.2)	$41.8
Amortization expense of our identifiable intangibles was $0.7 million and $6.4 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2014, respectively. In early 2015, management approved a plan to discontinue the usage of the TerraCair brand in the sale of DEF. Based on the change in the usage of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2015	$1.4
2016	2.8
2017	2.8
2018	2.8
2019	2.8
2020	2.8

8.   Equity Method Investments
During the second quarter of 2015, Company management approved certain plans to focus its portfolio of equity method investments, including the following actions, which are further described below.

Operating Equity Method Investments
•We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.

Non-Operating Equity Method Investments

•
We agreed to purchase the remaining 50% equity interest in GrowHow UK Limited (GrowHow). Upon closing, GrowHow will become a wholly-owned subsidiary. See Note 20—Subsequent Events for additional information.

•We sold our 50% ownership interest in KEYTRADE AG (Keytrade).
As of June 30, 2015 and December 31, 2014, equity method investments consist of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Operating equity method investments	$360.2	$377.6
Non-operating equity method investments	448.5	483.9
Investments in and advances to affiliates	$808.7	$861.5
Operating Equity Method Investments
In June 2015, we sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas. Equity in earnings of operating affiliates in our consolidated statement of operations for the three months ended June 30, 2015 includes a $0.8 million net loss consisting of the loss on the sale of the investment and our equity earnings from the operations of this joint venture through the date of the sale. As of June 30, 2015, our remaining operating equity method investment was a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from these equity method investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the ammonia segment.
The results of operations and financial position of PLNL and our equity in earnings of operating equity method investments are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Summarized PLNL statement of operations information:
Net sales	$52.9	$56.7	$120.5	$125.4
Net earnings	$14.4	$8.4	$33.3	$29.8
Equity in earnings (losses) of operating affiliates:
PLNL	$5.5	$1.3	$13.2	$15.7
Ammonia storage joint venture	$(0.8)	$0.8	$1.2	$2.2

	June 30, 2015	December 31, 2014
	(in millions)
Summarized PLNL balance sheet information:
Current assets	$68.3	$88.1
Noncurrent assets	125.7	118.8
Total assets	$194.0	$206.9
Current liabilities	$20.2	$28.6
Noncurrent liabilities	20.0	21.8
Equity	153.8	156.5
Total liabilities and equity	$194.0	$206.9
The total carrying value of our operating equity method investment as of June 30, 2015 was $360.2 million, which was $283.3 million more than our share of the affiliate's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract is being depreciated over a remaining period of approximately 18 years and 8 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $27.5 million and $57.1 million for the three and six months ended June 30, 2015, respectively, and $32.0 million and $66.0 million for the three and six months ended June 30, 2014, respectively.
Non-Operating Equity Method Investments
As of June 30, 2015, our non-operating equity method investment represents our 50% ownership interest in GrowHow, which operates nitrogen production facilities in the United Kingdom. Subsequent to June 30, 2015, we agreed to purchase the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. On July 31, 2015, we completed the GrowHow acquisition and GrowHow became a wholly-owned subsidiary. See Note 20—Subsequent Events for additional information.
During the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29.2 million (pre-tax loss of $40.1 million).
Equity in (losses) earnings of non-operating affiliates—net of taxes for the three and six months ended June 30, 2015 includes our equity earnings in GrowHow for the respective period, our equity earnings in Keytrade through the date of sale and the after-tax loss on the sale of our interests in Keytrade.

The results of operations and financial position of GrowHow and our equity in (losses) earnings of GrowHow and Keytrade are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Summarized GrowHow statement of operations information:
Net sales	$153.5	$156.2	$350.2	$371.9
Net earnings	$5.7	$8.3	$39.7	$26.7
Equity in (losses) earnings of non-operating affiliates—net of taxes:
GrowHow	$—	$1.1	$14.3	$3.1
Keytrade	$(35.5)	$0.6	$(34.9)	$2.1

	June 30, 2015	December 31, 2014
	(in millions)
Summarized GrowHow balance sheet information:
Current assets	$215.1	$201.7
Noncurrent assets	316.0	294.7
Total assets	$531.1	$496.4
Current liabilities	$68.6	$69.3
Noncurrent liabilities	161.8	169.2
Equity	300.7	257.9
Total liabilities and equity	$531.1	$496.4
The carrying value of our investment in GrowHow as of June 30, 2015 was $448.5 million, which was $298.2 million more than our share of the affiliate's book value. The excess is primarily attributable to the purchase accounting impact of our original acquisition of GrowHow and reflects the revaluation of property, plant and equipment, identifiable intangibles and goodwill. The increased basis for property, plant and equipment and identifiable intangibles is being depreciated over remaining periods of up to 10 years. Our equity in (losses) earnings of non-operating affiliates—net of taxes is different than our ownership interest in their net earnings due to the amortization of basis differences.
As of June 30, 2015, the amount of our consolidated retained earnings that represents our undistributed earnings of non-operating equity method investment in GrowHow is $9.6 million.
9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$82.3	$—	$—	$82.3
Cash equivalents:
U.S. and Canadian government obligations	702.6	—	—	702.6
Other debt securities	25.0	—	—	25.0
Total cash and cash equivalents	$809.9	$—	$—	$809.9
Restricted cash	54.0	—	—	54.0
Nonqualified employee benefit trusts	18.2	2.1	—	20.3

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71.3	$—	$—	$71.3
Cash equivalents:
U.S. and Canadian government obligations	1,916.3	—	—	1,916.3
Other debt securities	9.0	—	—	9.0
Total cash and cash equivalents	$1,996.6	$—	$—	$1,996.6
Restricted cash	86.1	—	—	86.1
Nonqualified employee benefit trusts	17.4	2.0	—	19.4
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2015 and December 31, 2014 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$727.6	$727.6	$—	$—
Restricted cash	54.0	54.0	—	—
Derivative assets	23.1	—	23.1	—
Nonqualified employee benefit trusts	20.3	20.3	—	—
Derivative liabilities	(27.8)	—	(27.8)	—

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,925.3	$1,925.3	$—	$—
Restricted cash	86.1	86.1	—	—
Derivative assets	0.5	—	0.5	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(48.4)	—	(48.4)	—
Cash Equivalents
As of June 30, 2015 and December 31, 2014, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash
We maintain a cash account for which the use of the funds is restricted. As of June 30, 2015 and December 31, 2014, restricted cash consists of an account that was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
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
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain deferred compensation related nonqualified employee benefits. The investments are accounted for as available-for-sale securities. The fair values of the trusts are based on daily quoted prices representing the net asset values of the investments. These trusts are included on our consolidated balance sheets in other assets.
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,592.6	$4,768.4	$4,592.5	$4,969.3
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
10.     Income Taxes
Our income tax provision for the three months ended June 30, 2015 was $200.7 million on pre-tax income of $601.0 million, or an effective tax rate of 33.4%, compared to an income tax provision of $157.2 million on pre-tax income of $480.2 million, or an effective tax rate of 32.7%, for the three months ended June 30, 2014. Our effective tax rate was higher in the three months ended June 30, 2015 principally due to higher state income taxes and a reduced tax benefit from depletion related to our phosphate mining and manufacturing business that was sold in March 2014.
Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest in Terra Nitrogen Company, L.P. (TNCLP), which does not record an income tax provision.
We recorded an income tax benefit of $11.9 million in the three months ended June 30, 2015 for the pre-tax losses on the sale of equity method investments. The tax benefit related to the loss on the sale of our interests in Keytrade is included in equity in (losses) earnings of non-operating affiliates—net of taxes in our consolidated statements of operations. See Note 8—Equity Method Investments for additional information.
Our unrecognized tax benefits are $135.5 million as of June 30, 2015 of which approximately $97.0 million would impact our effective tax rate if these unrecognized tax benefits were to be recognized in the future.
11.     Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest on borrowings(1)	$63.5	$63.5	$127.0	$111.4
Fees on financing agreements(1)	2.4	2.4	3.8	5.9
Interest on tax liabilities	0.5	0.4	1.0	1.9
Interest capitalized	(37.4)	(15.6)	(68.9)	(28.5)
	$29.0	$50.7	$62.9	$90.7
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

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
As of June 30, 2015, there was $1,495.1 million of available credit under the Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of June 30, 2015 or December 31, 2014, or during the periods then ended.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Unsecured senior notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.2	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.2	748.1
	4,592.6	4,592.5
Less: Current portion	—	—
Net long-term debt	$4,592.6	$4,592.5
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

13.   Noncontrolling Interest
Terra Nitrogen Company, L.P. (TNCLP) is a master limited partnership (MLP) that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership are recorded in noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the earnings and equity of TNCLP. An affiliate of CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In each of the applicable quarters of 2015 and 2014, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2015 and 2014, were $56.4 million and $80.1 million, respectively.
As of June 30, 2015, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
A reconciliation of the beginning and ending balances of TNCLP's noncontrolling interest and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Six months ended June 30,
	2015	2014
	(in millions)
Noncontrolling interest:
Beginning balance	$362.8	$362.3
Earnings attributable to noncontrolling interest	18.2	24.0
Declaration of distributions payable	(21.1)	(23.5)
Ending balance	$359.9	$362.8
Distributions payable to noncontrolling interest:
Beginning balance	$—	$—
Declaration of distributions payable	21.1	23.5
Distributions to noncontrolling interest	(21.1)	(23.5)
Ending balance	$—	$—
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
Currently, no federal income taxes are paid by TNCLP due to its MLP status. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. Any change in the tax treatment of income from fertilizer-related activities as qualifying income could cause TNCLP to be treated as a corporation for federal income tax purposes, and could have a material adverse impact on unitholder distributions for unitholders who would not be entitled to a dividends received deduction or other similar offsetting deduction. If TNCLP were taxed as a corporation, under current law, due to its current ownership interest, CF Industries would qualify for a partial dividends received deduction on the dividends received from TNCLP. Therefore, we would not expect a change in the tax treatment of TNCLP to have a material impact on the consolidated financial condition or results of operations of CF Holdings.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities which constitute or generate qualifying income of a MLP. The proposed regulations would have the effect of limiting the types of income and activities which qualify under the MLP rules, subject to certain transition provisions. The proposed regulations include as activities that generate qualifying income processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer), but reserve on specific proposals regarding fertilizer-related activities. We continue to monitor these IRS regulatory activities.
14.     Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than three years. The derivatives that we use are primarily natural gas options and natural gas fixed price swaps traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recorded in earnings.
As of June 30, 2015 and December 31, 2014, we had open natural gas derivative contracts for 300.7 million MMBtus and 58.7 million MMBtus, respectively. For the six months ended June 30, 2015, we used derivatives to cover approximately 70% of our natural gas consumption.
Foreign Currency Exchange Rates
In the fourth quarter of 2012, our Board of Directors authorized a project to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the capacity expansion project costs are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the second quarter of 2016 using foreign currency forward contracts.
As of June 30, 2015 and December 31, 2014, the notional amount of our open foreign currency derivatives was €99.0 million and €209.0 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of June 30, 2015, accumulated other comprehensive income includes $7.4 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013, and the remaining balance in accumulated other comprehensive income will be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. We expect that the amounts to be reclassified within the next twelve months will be insignificant. See Note 16—Accumulated Other Comprehensive Income (Loss) for additional information.

The effect of derivatives in our consolidated statements of operations is shown in the table below. None of our derivatives were designated as hedging instruments.

	Unrealized gain (loss) recognized in income
		Three months ended June 30,
	Location	2015	2014
		(in millions)
Natural gas derivatives	Cost of sales	$18.4	$(28.6)
Foreign exchange contracts	Other operating—net	15.1	(8.3)
Unrealized gains (losses) recognized in income		$33.5	$(36.9)

	Gain (loss) in income
	Three months ended June 30,
All Derivatives	2015	2014
	(in millions)
Unrealized gains (losses)	$33.5	$(36.9)
Realized (losses) gains	(15.4)	35.5
Net derivative gains (losses)	$18.1	$(1.4)

	Unrealized gain (loss) recognized in income
		Six months ended June 30,
	Location	2015	2014
		(in millions)
Natural gas derivatives	Cost of sales	$47.1	$(51.2)
Foreign exchange contracts	Other operating—net	2.8	(13.2)
Unrealized gains (losses) recognized in income		$49.9	$(64.4)

	Gain (loss) in income
	Six months ended June 30,
All Derivatives	2015	2014
	(in millions)
Unrealized gains (losses)	$49.9	$(64.4)
Realized (losses) gains	(59.1)	97.5
Net derivative (losses) gains	$(9.2)	$33.1
The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2015 and December 31, 2014, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in millions)			(in millions)
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$(19.6)	$(22.4)
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	13.5	0.5	Other current liabilities	(3.0)	(26.0)
Natural gas derivatives	Other assets	9.6	—	Other liabilities	(5.2)	—
Total derivatives		$23.1	$0.5		$(27.8)	$(48.4)
Current / Noncurrent totals
	Other current assets	$13.5	$0.5	Other current liabilities	$(22.6)	$(48.4)
	Other assets	9.6	—	Other liabilities	(5.2)	—
Total derivatives		$23.1	$0.5		$(27.8)	$(48.4)
As of June 30, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $23.8 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2015
Total derivative assets	$23.1	$23.1	$—	$—
Total derivative liabilities	27.8	23.1	—	4.7
Net derivative liabilities	$(4.7)	$—	$—	$(4.7)
December 31, 2014
Total derivative assets	$0.5	$0.5	$—	$—
Total derivative liabilities	48.4	0.5	—	47.9
Net derivative liabilities	$(47.9)	$—	$—	$(47.9)
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
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program. The number of shares has been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015. See Note 1—Background and Basis of Presentation for further information.

	2014 Program		2012 Program
	Shares	Amounts	Shares	Amounts
	(in millions)
Shares repurchased as of December 31, 2013	—	$—	36.7	$1,449.3
Shares repurchased in 2014:
First quarter	—	$—	16.0	$793.9
Second quarter	—	—	15.4	756.8
Third quarter	—	—	—	—
Fourth quarter	7.0	372.8	—	—
Total shares repurchased in 2014	7.0	372.8	31.4	1,550.7
Shares repurchased as of December 31, 2014	7.0	$372.8	68.1	$3,000.0
Shares repurchased in 2015:
First quarter	4.1	$236.6
Second quarter	4.5	268.1
Total shares repurchased in 2015	8.6	504.7
Shares repurchased as of June 30, 2015	15.6	$877.5
As of June 30, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was $10.8 million and $29.1 million, respectively.
During the six months ended June 30, 2015 and 2014, we retired 10.7 million shares and 23.5 million shares of repurchased stock, respectively. As of June 30, 2015 and December 31, 2014, we held in treasury approximately 2.0 million and 4.2 million shares of repurchased stock, respectively.
See Note 20—Subsequent Events for a discussion of shares repurchased subsequent to June 30, 2015.

16.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (AOCI) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain	—	0.5	—	—	0.5
Gain arising during the period	—	—	—	3.3	3.3
Reclassification to earnings	—	—	—	0.9	0.9
Effect of exchange rate changes and deferred taxes	13.4	(0.2)	—	2.3	15.5
Balance as of June 30, 2014	$45.3	$0.9	$6.5	$(75.1)	$(22.4)
Balance as of December 31, 2014	$(40.5)	$0.8	$4.7	$(124.8)	$(159.8)
Unrealized gain	—	0.1	—	—	0.1
Loss arising during the period	—	—	—	(3.4)	(3.4)
Reclassification to earnings	—	(0.1)	—	3.1	3.0
Effect of exchange rate changes and deferred taxes	(50.3)	—	—	4.6	(45.7)
Balance as of June 30, 2015	$(90.8)	$0.8	$4.7	$(120.5)	$(205.8)
Reclassifications out of AOCI to earnings during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Unrealized (Gain) Loss on Securities
Available-for-sale securities(1)	$—	$0.1	$(0.1)	$—
Total before tax	—	0.1	(0.1)	—
Tax effect	—	—	—	—
Net of tax	$—	$0.1	$(0.1)	$—
Defined Benefit Plans
Amortization of prior service (benefit) cost(2)	$(0.2)	$(0.3)	$(0.5)	$(0.3)
Amortization of net loss(2)	1.9	0.7	3.6	1.2
Total before tax	1.7	0.4	3.1	0.9
Tax effect	(0.6)	(0.1)	(1.1)	(0.3)
Net of tax	$1.1	$0.3	$2.0	$0.6
Total reclassifications for the period	$1.1	$0.4	$1.9	$0.6
_______________________________________________________________________________

(1)	Represents the amount that was reclassified into interest income.

(2)	These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.

17.   Contingencies
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, breach of warranty and assault under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
Fact discovery continues about the circumstances surrounding the April 17, 2013 fire and explosion. The Company filed Motions for Summary Judgment on all issues of liability with respect to all plaintiffs' claims on May 15, 2015. Subsequent briefing and hearings on those motions will occur into August 2015. The parties will engage in mediation with respect to all claims prior to the court-imposed deadline of August 17, 2015. The first three cases are scheduled to begin trial on October 12, 2015. The remaining cases are in various stages of discovery and pre-trial proceedings. We believe we have strong legal and factual defenses and intend to continue defending ourselves vigorously in the pending lawsuits.
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
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. See Note 3—Phosphate Business Disposition for additional information. Pursuant to the terms of the Purchase Agreement, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.
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
We sold our phosphate mining and manufacturing business during the first quarter of 2014. See Note 3—Phosphate Business Disposition for additional information. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases.
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

Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2015 and 2014 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Three months ended June 30, 2015
Net sales	$599.0	$211.0	$407.4	$94.1	$—	$1,311.5
Cost of sales	260.0	92.4	204.8	68.4	—	625.6
Gross margin	$339.0	$118.6	$202.6	$25.7	$—	685.9
Total other operating costs and expenses						60.3
Equity in earnings of operating affiliates						4.7
Operating earnings						$630.3
Three months ended June 30, 2014(2)
Net sales	$604.8	$267.6	$456.5	$120.5	$23.3	$1,472.7
Cost of sales	376.4	142.9	255.2	86.2	21.7	882.4
Gross margin	$228.4	$124.7	$201.3	$34.3	$1.6	590.3
Total other operating costs and expenses						61.1
Equity in earnings of operating affiliates						2.1
Operating earnings						$531.3

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Six months ended June 30, 2015
Net sales	$886.7	$423.2	$763.1	$192.1	$—	$2,265.1
Cost of sales	427.8	192.5	401.8	141.3	—	1,163.4
Gross margin	$458.9	$230.7	$361.3	$50.8	$—	1,101.7
Total other operating costs and expenses						118.6
Equity in earnings of operating affiliates						14.4
Operating earnings						$997.5
Six months ended June 30, 2014(2)
Net sales	$877.2	$483.8	$856.4	$219.5	$168.4	$2,605.3
Cost of sales	524.5	257.4	473.0	159.0	158.3	1,572.2
Gross margin	$352.7	$226.4	$383.4	$60.5	$10.1	1,033.1
Total other operating costs and expenses						97.0
Gain on sale of phosphate business						747.1
Equity in earnings of operating affiliates						17.9
Operating earnings						$1,701.1
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

(2)
As discussed in Note 1—Background and Basis of Presentation, in the third quarter of 2014, we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments.

19.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the senior notes (the Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Notes, provided that such requirement will no longer apply with respect to the Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Notes due in 2018 and 2020. As of June 30, 2015, none of such subsidiaries of Parent was, or was required to be, a guarantor to the Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and six months ended June 30, 2015 and 2014, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of June 30, 2015 and December 31, 2014. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$110.6	$1,393.0	$(192.1)	$1,311.5
Cost of sales	—	110.6	707.1	(192.1)	625.6
Gross margin	—	—	685.9	—	685.9
Selling, general and administrative expenses	1.5	0.6	35.8	—	37.9
Other operating—net	—	(0.4)	22.8	—	22.4
Total other operating costs and expenses	1.5	0.2	58.6	—	60.3
Equity in earnings of operating affiliates	—	—	4.7	—	4.7
Operating (losses) earnings	(1.5)	(0.2)	632.0	—	630.3
Interest expense	—	65.9	(22.3)	(14.6)	29.0
Interest income	—	(14.6)	(0.2)	14.6	(0.2)
Net (earnings) of wholly-owned subsidiaries	(352.8)	(386.3)	—	739.1	—
Other non-operating—net	(0.1)	(0.1)	0.7	—	0.5
Earnings before income taxes and equity in losses of non-operating affiliates	351.4	334.9	653.8	(739.1)	601.0
Income tax (benefit) provision	(0.5)	(17.9)	219.1	—	200.7
Equity in losses of non-operating affiliates—net of taxes	—	—	(35.5)	—	(35.5)
Net earnings	351.9	352.8	399.2	(739.1)	364.8
Less: Net earnings attributable to noncontrolling interest	—	—	12.9	—	12.9
Net earnings attributable to common stockholders	$351.9	$352.8	$386.3	$(739.1)	$351.9

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$351.9	$352.8	$399.2	$(739.1)	$364.8
Other comprehensive income (losses)	34.5	34.5	35.4	(69.9)	34.5
Comprehensive income	386.4	387.3	434.6	(809.0)	399.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	12.9	—	12.9
Comprehensive income attributable to common stockholders	$386.4	$387.3	$421.7	$(809.0)	$386.4

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$191.9	$2,396.8	$(323.6)	$2,265.1
Cost of sales	—	191.9	1,295.1	(323.6)	1,163.4
Gross margin	—	—	1,101.7	—	1,101.7
Selling, general and administrative expenses	2.3	0.9	74.8	—	78.0
Other operating—net	—	(5.6)	46.2	—	40.6
Total other operating costs and expenses	2.3	(4.7)	121.0	—	118.6
Equity in earnings of operating affiliates	—	—	14.4	—	14.4
Operating (losses) earnings	(2.3)	4.7	995.1	—	997.5
Interest expense	—	130.8	(53.3)	(14.6)	62.9
Interest income	—	(14.6)	(0.6)	14.6	(0.6)
Net (earnings) of wholly-owned subsidiaries	(583.9)	(657.0)	—	1,240.9	—
Other non-operating—net	(0.1)	—	0.6	—	0.5
Earnings before income taxes and equity in losses of non-operating affiliates	581.7	545.5	1,048.4	(1,240.9)	934.7
Income tax (benefit) provision	(0.8)	(38.4)	352.6	—	313.4
Equity in losses of non-operating affiliates—net of taxes	—	—	(20.6)	—	(20.6)
Net earnings	582.5	583.9	675.2	(1,240.9)	600.7
Less: Net earnings attributable to noncontrolling interest	—	—	18.2	—	18.2
Net earnings attributable to common stockholders	$582.5	$583.9	$657.0	$(1,240.9)	$582.5

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$582.5	$583.9	$675.2	$(1,240.9)	$600.7
Other comprehensive income (losses)	(46.0)	(46.0)	(45.1)	91.1	(46.0)
Comprehensive income	536.5	537.9	630.1	(1,149.8)	554.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	18.2	—	18.2
Comprehensive income attributable to common stockholders	$536.5	$537.9	$611.9	$(1,149.8)	$536.5

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$95.7	$1,553.8	$(176.8)	$1,472.7
Cost of sales	—	95.7	963.5	(176.8)	882.4
Gross margin	—	—	590.3	—	590.3
Selling, general and administrative expenses	0.9	0.3	38.3	—	39.5
Other operating—net	—	—	21.6	—	21.6
Total other operating costs and expenses	0.9	0.3	59.9	—	61.1
Equity in earnings of operating affiliates	—	—	2.1	—	2.1
Operating (losses) earnings	(0.9)	(0.3)	532.5	—	531.3
Interest expense	—	65.9	(15.1)	(0.1)	50.7
Interest income	—	(0.1)	(0.3)	0.1	(0.3)
Net (earnings) of wholly-owned subsidiaries	(313.1)	(356.6)	—	669.7	—
Other non-operating—net	(0.1)	0.1	0.7	—	0.7
Earnings before income taxes and equity in earnings of non-operating affiliates	312.3	290.4	547.2	(669.7)	480.2
Income tax (benefit) provision	(0.3)	(22.7)	180.2	—	157.2
Equity in earnings of non-operating affiliates—net of taxes	—	—	1.7	—	1.7
Net earnings	312.6	313.1	368.7	(669.7)	324.7
Less: Net earnings attributable to noncontrolling interest	—	—	12.1	—	12.1
Net earnings attributable to common stockholders	$312.6	$313.1	$356.6	$(669.7)	$312.6

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$312.6	$313.1	$368.7	$(669.7)	$324.7
Other comprehensive income (losses)	29.6	29.6	29.6	(59.2)	29.6
Comprehensive income	342.2	342.7	398.3	(728.9)	354.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	12.1	—	12.1
Comprehensive income attributable to common stockholders	$342.2	$342.7	$386.2	$(728.9)	$342.2

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$467.7	$2,776.8	$(639.2)	$2,605.3
Cost of sales	—	284.0	1,927.4	(639.2)	1,572.2
Gross margin	—	183.7	849.4	—	1,033.1
Selling, general and administrative expenses	1.6	1.7	77.9	—	81.2
Other operating—net	—	(0.3)	16.1	—	15.8
Total other operating costs and expenses	1.6	1.4	94.0	—	97.0
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	17.9	—	17.9
Operating (losses) earnings	(1.6)	943.8	758.9	—	1,701.1
Interest expense	—	115.3	(24.4)	(0.2)	90.7
Interest income	—	(0.2)	(0.5)	0.2	(0.5)
Net (earnings) of wholly-owned subsidiaries	(1,022.1)	(507.9)	—	1,530.0	—
Other non-operating—net	(0.1)	—	0.7	—	0.6
Earnings before income taxes and equity in earnings of non-operating affiliates	1,020.6	1,336.6	783.1	(1,530.0)	1,610.3
Income tax (benefit) provision	(0.5)	314.4	256.5	—	570.4
Equity in earnings of non-operating affiliates—net of taxes	—	(0.1)	5.3	—	5.2
Net earnings	1,021.1	1,022.1	531.9	(1,530.0)	1,045.1
Less: Net earnings attributable to noncontrolling interest	—	—	24.0	—	24.0
Net earnings attributable to common stockholders	$1,021.1	$1,022.1	$507.9	$(1,530.0)	$1,021.1

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,021.1	$1,022.1	$531.9	$(1,530.0)	$1,045.1
Other comprehensive income (losses)	20.2	20.2	20.2	(40.4)	20.2
Comprehensive income	1,041.3	1,042.3	552.1	(1,570.4)	1,065.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	24.0	—	24.0
Comprehensive income attributable to common stockholders	$1,041.3	$1,042.3	$528.1	$(1,570.4)	$1,041.3

Condensed Consolidating Balance Sheet

	June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$3.7	$806.2	$—	$809.9
Restricted cash	—	—	54.0	—	54.0
Accounts and notes receivable—net	0.1	1,704.1	1,191.4	(2,700.7)	194.9
Inventories	—	—	205.3	—	205.3
Deferred income taxes	—	—	53.8	—	53.8
Prepaid income taxes	2.7	—	14.7	(2.7)	14.7
Other current assets	—	—	33.8	—	33.8
Total current assets	2.8	1,707.8	2,359.2	(2,703.4)	1,366.4
Property, plant and equipment—net	—	—	6,465.6	—	6,465.6
Investments in and advances to affiliates	4,339.6	8,108.2	808.7	(12,447.8)	808.7
Due from affiliates	570.7	—	2.2	(572.9)	—
Goodwill	—	—	2,090.8	—	2,090.8
Other assets	—	63.1	203.8	—	266.9
Total assets	$4,913.1	$9,879.1	$11,930.3	$(15,724.1)	$10,998.4
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$797.2	$284.2	$2,320.5	$(2,700.7)	$701.2
Income taxes payable	—	0.6	14.5	(2.7)	12.4
Customer advances	—	—	17.3	—	17.3
Other current liabilities	—	—	22.6	—	22.6
Total current liabilities	797.2	284.8	2,374.9	(2,703.4)	753.5
Long-term debt	—	4,592.6	—	—	4,592.6
Deferred income taxes	—	54.0	722.5	—	776.5
Due to affiliates	—	572.9	—	(572.9)	—
Other liabilities	—	35.2	364.8	—	400.0
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	2.4	—	1.1	(1.1)	2.4
Paid-in capital	1,368.0	(12.6)	8,284.9	(8,272.3)	1,368.0
Retained earnings	3,080.3	4,558.0	11.1	(4,569.1)	3,080.3
Treasury stock	(129.0)	—	—	—	(129.0)
Accumulated other comprehensive income (loss)	(205.8)	(205.8)	(205.3)	411.1	(205.8)
Total stockholders' equity	4,115.9	4,339.6	8,108.2	(12,447.8)	4,115.9
Noncontrolling interest	—	—	359.9	—	359.9
Total equity	4,115.9	4,339.6	8,468.1	(12,447.8)	4,475.8
Total liabilities and equity	$4,913.1	$9,879.1	$11,930.3	$(15,724.1)	$10,998.4

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$105.7	$1,890.9	$—	$1,996.6
Restricted cash	—	—	86.1	—	86.1
Accounts and notes receivable—net	—	2,286.5	651.9	(2,746.9)	191.5
Inventories	—	—	202.9	—	202.9
Deferred income taxes	—	—	84.0	—	84.0
Prepaid income taxes	1.9	—	34.8	(1.9)	34.8
Other current assets	—	—	18.6	—	18.6
Total current assets	1.9	2,392.2	2,969.2	(2,748.8)	2,614.5
Property, plant and equipment—net	—	—	5,525.8	—	5,525.8
Investments in and advances to affiliates	6,212.5	9,208.7	861.5	(15,421.2)	861.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,092.8	—	2,092.8
Other assets	—	65.1	178.5	—	243.6
Total assets	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,575.4	$207.7	$553.8	$(2,747.0)	$589.9
Income taxes payable	—	10.8	7.1	(1.9)	16.0
Customer advances	—	—	325.4	—	325.4
Other current liabilities	—	—	48.4	—	48.4
Total current liabilities	2,575.4	218.5	934.7	(2,748.9)	979.7
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	34.8	783.8	—	818.6
Due to affiliates	—	572.4	—	(572.4)	—
Other liabilities	—	35.3	339.6	—	374.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock(1)	2.5	—	1.1	(1.1)	2.5
Paid-in capital(1)	1,413.9	(12.6)	8,283.5	(8,270.9)	1,413.9
Retained earnings	3,175.3	6,384.9	1,067.8	(7,452.7)	3,175.3
Treasury stock(1)	(222.2)	—	—	—	(222.2)
Accumulated other comprehensive income (loss)	(159.8)	(159.8)	(160.2)	320.0	(159.8)
Total stockholders' equity	4,209.7	6,212.5	9,208.6	(15,421.1)	4,209.7
Noncontrolling interest	—	—	362.8	—	362.8
Total equity	4,209.7	6,212.5	9,571.4	(15,421.1)	4,572.5
Total liabilities and equity	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
_______________________________________________________________________________

(1)
December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$582.5	$583.9	$675.2	$(1,240.9)	$600.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	3.6	215.7	—	219.3
Deferred income taxes	—	19.7	(25.4)	—	(5.7)
Stock-based compensation expense	7.8	—	0.3	—	8.1
Excess tax benefit from stock-based compensation	(1.8)	—	—	—	(1.8)
Unrealized gain on derivatives	—	—	(43.2)	—	(43.2)
Loss on sale of equity method investments	—	—	42.8	—	42.8
Loss on disposal of property, plant and equipment	—	—	13.6	—	13.6
Undistributed (earnings) loss of affiliates—net	(583.9)	(657.0)	(16.2)	1,240.9	(16.2)
Due to/from affiliates—net	1.9	0.4	(2.3)	—	—
Changes in:
Accounts and notes receivable—net	—	(64.5)	(81.9)	142.7	(3.7)
Inventories	—	—	(8.0)	—	(8.0)
Accrued and prepaid income taxes	(0.8)	(10.2)	41.4	—	30.4
Accounts and notes payable and accrued expenses	0.3	75.3	33.9	(142.7)	(33.2)
Customer advances	—	—	(308.1)	—	(308.1)
Other—net	—	0.3	3.5	—	3.8
Net cash provided by (used in) operating activities	6.0	(48.5)	541.3	—	498.8
Investing Activities:
Additions to property, plant and equipment	—	—	(1,031.9)	—	(1,031.9)
Proceeds from sale of property, plant and equipment	—	—	8.0	—	8.0
Proceeds from sale of equity method investment	—	—	12.8	—	12.8
Withdrawals from restricted cash funds	—	—	32.1	—	32.1
Other—net	—	(1.5)	(22.4)	1.5	(22.4)
Net cash (used in) provided by investing activities	—	(1.5)	(1,001.4)	1.5	(1,001.4)
Financing Activities:
Short-term debt—net	507.9	(50.0)	(457.9)	—	—
Financing fees	—	(2.0)	—	—	(2.0)
Dividends paid on common stock	(142.5)	(142.5)	(142.5)	285.0	(142.5)
Distributions to noncontrolling interest	—	—	(21.1)	—	(21.1)
Purchases of treasury stock	(523.1)	—	—	—	(523.1)
Issuances of common stock under employee stock plans	7.4	—	—	—	7.4
Excess tax benefit from stock-based compensation	1.8	—	—	—	1.8
Dividends to/from affiliates	142.5	142.5	—	(285.0)	—
Other—net	—	—	1.5	(1.5)	—
Net cash used in financing activities	(6.0)	(52.0)	(620.0)	(1.5)	(679.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.6)	—	(4.6)
Decrease in cash and cash equivalents	—	(102.0)	(1,084.7)	—	(1,186.7)
Cash and cash equivalents at beginning of period	—	105.7	1,890.9	—	1,996.6
Cash and cash equivalents at end of period	$—	$3.7	$806.2	$—	$809.9

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,021.1	$1,022.1	$531.9	$(1,530.0)	$1,045.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	3.3	199.8	—	203.1
Deferred income taxes	—	—	1.1	—	1.1
Stock-based compensation expense	9.9	—	0.1	—	10.0
Excess tax benefit from stock-based compensation	(5.2)	—	—	—	(5.2)
Unrealized loss on derivatives	—	—	61.4	—	61.4
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss on disposal of property, plant and equipment	—	—	1.0	—	1.0
Undistributed loss (earnings) of affiliates—net	(1,022.2)	(507.8)	(15.1)	1,530.0	(15.1)
Due to/from affiliates—net	5.2	1.8	(7.0)	—	—
Changes in:
Accounts and notes receivable—net	(0.1)	(248.8)	697.2	(460.4)	(12.1)
Inventories	—	(2.5)	66.5	—	64.0
Accrued and prepaid income taxes	(0.5)	314.3	(291.2)	—	22.6
Accounts and notes payable and accrued expenses	(1.9)	207.5	(696.4)	460.4	(30.4)
Customer advances	—	—	(57.2)	—	(57.2)
Other—net	—	(3.3)	17.4	—	14.1
Net cash provided by operating activities	6.3	25.1	523.9	—	555.3
Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(666.7)	—	(685.0)
Proceeds from sale of property, plant and equipment	—	—	5.9	—	5.9
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	14.0	—	14.0
Other—net	—	—	16.8	—	16.8
Net cash provided by (used in) investing activities	—	874.8	(674.5)	—	200.3
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,570.0	(2,026.9)	456.9	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Dividends paid on common stock	(107.2)	(107.2)	(107.2)	214.4	(107.2)
Dividends to/from affiliates	107.2	107.2	—	(214.4)	—
Distributions to noncontrolling interest	—	—	(23.5)	—	(23.5)
Purchases of treasury stock	(1,591.2)	—	—	—	(1,591.2)
Issuances of common stock under employee stock plans	9.7	—	—	—	9.7
Excess tax benefit from stock-based compensation	5.2	—	—	—	5.2
Other—net	—	(1.0)	(42.0)	—	(43.0)
Net cash (used in) provided by financing activities	(6.3)	(549.7)	284.2	—	(271.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Increase in cash and cash equivalents	—	350.2	133.1	—	483.3
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8
Cash and cash equivalents at end of period	$0.1	$370.6	$1,823.4	$—	$2,194.1

20.   Subsequent Events
GrowHow Acquisition
On July 31, 2015, we completed the previously announced acquisition of the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. See Note 8—Equity Method Investments for additional information. The purchase price was funded with cash on hand.
Share Repurchases
In July 2015, we repurchased 0.3 million of the Company's common shares for $22.5 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014. See Note 15—Treasury Stock for additional information. Together with the 15.6 million shares repurchased through June 30, 2015, these repurchases bring the total repurchased shares to date under this program to 15.9 million for an aggregate expenditure of $900.0 million.
Agreement to Combine with certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement under which we will combine with the European, North American and Global Distribution businesses of OCI N.V. (OCI) in a transaction valued at approximately $8 billion, based on CF's current share price, including the assumption of approximately $2 billion in net debt. The transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands, and Wever, Iowa, its interest in an ammonia and methanol complex in Beaumont, Texas and its global distribution business in Dubai, United Arab Emirates. The combined entity will also purchase a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities. Under the terms of the agreement, CF will become a subsidiary of a new holding company (new CF) domiciled in the United Kingdom, where CF is the largest fertilizer producer following its recent acquisition of GrowHow. OCI will contribute its European, North American and Global Distribution businesses to new CF in exchange for shares equal to a fixed 25.6% of new CF plus approximately $700 million of consideration to be paid in a mix of cash or shares at new CF's discretion. The agreement to purchase the 45% interest in Natgasoline is for approximately $500 million in cash. Upon completion of the transaction and based on the current share price, CF shareholders would own approximately 72.3% of the new company and OCI would own approximately 27.7%. Final consideration mix (cash and new CF stock) and resulting ownership split will be dependent on the CF share price at the time of closing. The transaction is expected to close in 2016, subject to the approval of shareholders of both CF and OCI, the receipt of certain regulatory approvals and other customary closing conditions. The new company will operate under the name CF and be led by existing CF management.
In conjunction with entering into the combination agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.0 billion.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Second Quarter of 2015 Compared to Second Quarter of 2014

•	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	joint venture investments that we account for under the equity method, which consist of:

•	a 50% interest in GrowHow UK Limited (GrowHow), a nitrogen products production joint venture located in the United Kingdom and serving primarily the British agricultural and industrial markets; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago.
During the second quarter of 2015, we approved certain plans to focus our portfolio of operating and non-operating equity method investments.  These plans included taking the following actions:

•
We agreed to acquire the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. On July 31, 2015, we completed the acquisition and GrowHow became a wholly-owned subsidiary.

•	We sold our interests in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, to the other principals of Keytrade.

•	We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.
See further information regarding these changes to our equity method investments in Note 8—Equity Method Investments to our unaudited interim consolidated financial statements included in Part I of this report.
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
Items Affecting Comparability of Results
Five-for-One Common Stock Split
On May 15, 2015, we announced that our board of directors declared a five-for-one split of our common stock to be effected in the form of a stock dividend. On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common held on the Record Date. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the stock split. All share and per share data has been retroactively restated to reflect the stock split, except for the number of authorized shares of common stock. Since the par value of the common stock remained at $0.01 per share, the recorded value for common stock has been retroactively restated to reflect the par value of total outstanding shares.
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
Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $351.9 million in the second quarter of 2015 compared to net earnings of $312.6 million in the same quarter of 2014, an increase of $39.3 million, or 13%.

•
Diluted net earnings per share attributable to common stockholders increased $0.27, or 22%, to $1.49 per share in the second quarter of 2015 from $1.22 per share in the second quarter of 2014. This increase is due to the increase in net earnings and the lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 8% between the second quarter of 2014 and the second quarter of 2015 due to our share repurchase activity.

•
During the second quarter of 2015, we experienced higher net earnings compared to the second quarter of 2014 due primarily to a combination of higher gross margin from our Nitrogen Product Segments and lower interest expense as a result of higher capitalized interest related to our expansion projects, partly offset by losses on the sale of equity method investments.

•
Our total gross margin increased by $95.6 million, or 16%, to $685.9 million in the second quarter of 2015 from $590.3 million in the second quarter of 2014 due to a $97.2 million increase in the Nitrogen Product Segments gross margin. The Nitrogen Product Segments gross margin was impacted by the following factors:

◦
Natural gas costs decreased in the second quarter of 2015 and increased gross margin by $130.7 million as compared to the second quarter of 2014. These costs include the impact of natural gas derivatives that settled in the period;

◦
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $47.0 million as the second quarter of 2015 included a $18.4 million gain and the second quarter of 2014 included a $28.6 million loss;

◦	Average selling prices decreased by 5%, which reduced gross margin by $67.1 million; and

◦	Volume decreased by 5%, which reduced gross margin by $28.6 million.

•
Our second quarter 2015 results included $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, $18.4 million of unrealized net mark-to-market gains ($11.6 million after tax) on natural gas derivatives, $12.6 million of expenses ($7.9 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $4.5 million of realized and unrealized net gains ($2.8 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $312.6 million for the second quarter of 2014 included $28.6 million of unrealized net mark-to-market losses ($18.1 million after tax) on natural gas derivatives, a $1.1 million realized and unrealized net loss ($0.7 million after tax) on foreign currency derivatives related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, and $7.0 million of expenses ($4.5 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our net sales decreased $161.2 million, or 11%, in the second quarter of 2015 compared to the second quarter of 2014 due primarily to the $137.9 million decrease in Nitrogen Product Segments net sales and the $23.3 million decline in net sales as a result of the sale of the phosphate business in the first quarter of 2014. Our Nitrogen Product Segments net sales decreased 10%, due to a 5% decrease in both volume and average selling prices.

•
Net cash provided by operating activities during the first six months of 2015 was $498.8 million as compared to $555.3 million in the first six months of 2014. The $56.5 million decrease in net cash provided by operating activities resulted from unfavorable working capital changes during the first six months of 2015 as compared to the first six months of 2014. Unfavorable working capital changes during the first six months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. Additionally, unfavorable working capital changes occurred in inventory as we entered 2015 with low inventory levels and built inventory in the first six months of 2015, as compared to a reduction in inventory during the first six months of 2014.

•
Net cash used in investing activities was $1,001.4 million in the first six months of 2015 as compared to net cash provided by investing activities of $200.3 million in the first six months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business and subsequently made $505.0 million in deposits to restricted cash funds. During the first six months of 2015, capital expenditures totaled $1,031.9 million compared to $685.0 million in the first six months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.

•
During the second quarter of 2015, we purchased 4.5 million shares of our common stock at an average price of $60 per share, representing 1.8% of the prior year-end outstanding shares, at a cost of $268.1 million.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$1,311.5	$1,472.7	$(161.2)	(11)%	$2,265.1	$2,605.3	$(340.2)	(13)%
Cost of sales	625.6	882.4	(256.8)	(29)%	1,163.4	1,572.2	(408.8)	(26)%
Gross margin	685.9	590.3	95.6	16%	1,101.7	1,033.1	68.6	7%
Gross margin percentage	52.3%	40.1%	12.2%		48.6%	39.7%	8.9%
Selling, general and administrative expenses	37.9	39.5	(1.6)	(4)%	78.0	81.2	(3.2)	(4)%
Other operating—net	22.4	21.6	0.8	4%	40.6	15.8	24.8	157%
Total other operating costs and expenses	60.3	61.1	(0.8)	(1)%	118.6	97.0	21.6	22%
Gain on sale of phosphate business	—	—	—	—%	—	747.1	(747.1)	(100)%
Equity in earnings of operating affiliates	4.7	2.1	2.6	124%	14.4	17.9	(3.5)	(20)%
Operating earnings	630.3	531.3	99.0	19%	997.5	1,701.1	(703.6)	(41)%
Interest expense—net	28.8	50.4	(21.6)	(43)%	62.3	90.2	(27.9)	(31)%
Other non-operating—net	0.5	0.7	(0.2)	(29)%	0.5	0.6	(0.1)	(17)%
Earnings before income taxes and equity in (losses) earnings of non-operating affiliates	601.0	480.2	120.8	25%	934.7	1,610.3	(675.6)	(42)%
Income tax provision	200.7	157.2	43.5	28%	313.4	570.4	(257.0)	(45)%
Equity in (losses) earnings of non-operating affiliates—net of taxes	(35.5)	1.7	(37.2)	N/M	(20.6)	5.2	(25.8)	N/M
Net earnings	364.8	324.7	40.1	12%	600.7	1,045.1	(444.4)	(43)%
Less: Net earnings attributable to noncontrolling interest	12.9	12.1	0.8	7%	18.2	24.0	(5.8)	(24)%
Net earnings attributable to common stockholders	$351.9	$312.6	$39.3	13%	$582.5	$1,021.1	$(438.6)	(43)%
Diluted net earnings per share attributable to common stockholders(1)	$1.49	$1.22	$0.27	22%	$2.44	$3.85	$(1.41)	(37)%
Diluted weighted-average common shares outstanding(1)	236.1	256.0	(19.9)	(8)%	238.3	265.3	(27.0)	(10)%
Dividends declared per common share(1)	$0.30	$0.20	$0.10	50%	$0.60	$0.40	$0.20	50%
Supplemental Data:
Purchased natural gas costs (per MMBtu)(2)	$2.60	$4.65	$(2.05)	(44)%	$2.78	$4.95	$(2.17)	(44)%
Realized derivatives loss (gain) (per MMBtu)(3)	0.07	(0.46)	0.53	115%	0.29	(0.68)	0.97	143%
Cost of natural gas (per MMBtu)	$2.67	$4.19	$(1.52)	(36)%	$3.07	$4.27	$(1.20)	(28)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.72	$4.58	$(1.86)	(41)%	$2.80	$4.81	$(2.01)	(42)%
Capital expenditures	$587.1	$292.6	$294.5	101%	$1,031.9	$685.0	$346.9	51%
Production volume by product tons (000s):
Ammonia(4)	1,843	1,747	96	5%	3,660	3,547	113	3%
Granular urea	593	646	(53)	(8)%	1,218	1,192	26	2%
UAN (32%)	1,484	1,385	99	7%	2,914	2,934	(20)	(1)%
_______________________________________________________________________________
N/M—Not Meaningful

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea and/or UAN.

Second Quarter of 2015 Compared to Second Quarter of 2014
Consolidated Operating Results
Our reporting segments consist of ammonia, granular urea, UAN, other, and phosphate. The ammonia, granular urea, UAN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
Our total gross margin increased by $95.6 million, or 16%, to $685.9 million in the second quarter of 2015 from $590.3 million in the second quarter of 2014 due to a $97.2 million increase in the Nitrogen Product Segments gross margin. The Nitrogen Product Segments gross margin was impacted by the following factors:

•
Natural gas costs decreased in the second quarter of 2015 and increased gross margin by $130.7 million as compared to the second quarter of 2014. These costs include the impact of natural gas derivatives that settled in the period;

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $47.0 million as the second quarter of 2015 included a $18.4 million gain and the second quarter of 2014 included a $28.6 million loss;

•	Average selling prices, primarily UAN and granular urea, decreased by 5%, which reduced gross margin by $67.1 million; and

•	Volume, primarily ammonia and granular urea, decreased by 5%, which reduced gross margin by $28.6 million.
Net earnings attributable to common stockholders of $351.9 million in the second quarter of 2015 included $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, a $18.4 million pre-tax unrealized net mark-to-market gain ($11.6 million after tax) on natural gas derivatives, $12.6 million of expenses ($7.9 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $4.5 million of realized and unrealized net gains ($2.8 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $312.6 million for the second quarter of 2014 included a $28.6 million of pre-tax unrealized net mark-to-market losses ($18.1 million after tax), a $1.1 million ($0.7 million after tax) realized and unrealized net loss on foreign currency derivatives, and $7.0 million of expenses ($4.5 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Net sales decreased $161.2 million, or 11%, to $1.3 billion in the second quarter of 2015 compared to $1.5 billion in the second quarter of 2014 with a $137.9 million decrease attributable to the Nitrogen Product Segments and a $23.3 million decrease due to the sale of the phosphate business in the first quarter of 2014. Nitrogen Product Segments net sales decreased due to a 5% decrease in both volume and average selling prices compared to the second quarter of 2014. The decrease in Nitrogen Product Segments volume was due primarily to lower ammonia and urea volume. Our ammonia volume was lower in the second quarter of 2015 due to lower late-season sales in the eastern cornbelt resulting from wet weather conditions as compared to the end of the second quarter of 2014 when we sold into a robust market with late-season demand. Our granular urea volume was lower partly due to reduced supply availability that limited sales in the second quarter of 2015.
Nitrogen Product Segments average selling prices were $363 per ton in the second quarter of 2015 compared to $382 per ton in the second quarter of 2014 as lower UAN and granular urea selling prices in 2015 were partially offset by higher ammonia selling prices. UAN selling prices were lower due to the combination of higher UAN imports into the United States and moderate UAN demand partly attributed to wet weather conditions across portions of North America. Granular urea selling prices were lower due to pressure from increased urea imports to the United States and the continued impact of Chinese exports on global prices. Ammonia selling prices were higher due to stronger demand for ammonia in the second quarter of 2015 as customers showed a preference for applying pre-plant ammonia compared to other forms of nitrogen.
Cost of Sales
Cost of sales decreased $256.8 million, or 29%, from the second quarter of 2014 to the second quarter of 2015 due primarily to lower natural gas costs. Cost of sales per ton in our Nitrogen Product Segments averaged $173 in the second quarter of 2015, a 24% decrease from the $227 per ton in the same quarter of 2014. The realized natural gas costs in the second quarter of 2015, including the impact of lower purchased natural gas costs and the impact of natural gas derivatives that settled in the period, decreased 36% compared to the second quarter of 2014. The second quarter of 2015 also included $18.4 million of pre-tax unrealized net mark-to-market gains on natural gas derivatives compared to losses of $28.6 million in the second quarter of 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.6 million to $37.9 million in the second quarter of 2015 from $39.5 million in the same quarter of 2014 due primarily to lower professional services for certain corporate projects.
Other Operating—Net
Other operating—net was $22.4 million of expense in the second quarter of 2015 compared to $21.6 million of expense in the same quarter of 2014. The increased expense was due primarily to higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects, losses on the disposal of fixed assets, partially offset by realized and unrealized net gains on foreign currency derivatives.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and our 50% interest in an ammonia storage joint venture located in Houston, Texas. We sold our interest in the ammonia storage joint venture during the second quarter of 2015. Equity in earnings of operating affiliates was $4.7 million in the second quarter of 2015 compared to $2.1 million in the second quarter of 2014. The increase was due primarily to increased earnings from PLNL resulting from increased sales volume and decreased maintenance costs compared to the second quarter of 2014.
Interest Expense—Net
Net interest expense was $28.8 million in the second quarter of 2015 compared to $50.4 million in the second quarter of 2014. The $21.6 million decrease was due primarily to higher amounts of capitalized interest related to our capacity expansion projects. We recorded capitalized interest of $37.4 million and $15.6 million in the second quarter of 2015 and 2014, respectively.
Income Taxes
Our income tax provision for the second quarter of 2015 was $200.7 million on pre-tax income of $601.0 million, or an effective tax rate of 33.4%, compared to an income tax provision of $157.2 million on pre-tax income of $480.2 million, or an effective tax rate of 32.7% in the prior year second quarter. The increase in the effective tax rate in the second quarter of 2015 is principally due to higher state income taxes for the second quarter of 2015 and the tax benefit of depletion in the second quarter of 2014 that was related to our phosphate mining and manufacturing business that was sold in March 2014.
We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.
Equity in (Losses) Earnings of Non-Operating Affiliates—Net of Taxes
Equity in (losses) earnings of non-operating affiliates—net of taxes consists of our share of the financial results of unconsolidated joint venture interests in GrowHow and Keytrade.  On July 1, 2015, we agreed to purchase the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. On July 31, 2015, we completed the GrowHow acquisition and GrowHow became a wholly-owned subsidiary. Beginning July 31, 2015, the operating results of GrowHow became part of our consolidated financial results.
Equity in (losses) earnings of non-operating affiliates—net of taxes declined by $37.2 million in the second quarter of 2015 compared to the second quarter of 2014 due to the combination of losses experienced at Keytrade and from the sale of our investments in Keytrade. During the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29.2 million (pre-tax loss of $40.1 million). The combination of an operating loss from Keytrade and the loss on the sale of the Keytrade investments were the primary factors that led to the $35.5 million loss during the quarter.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest increased $0.8 million in the second quarter of 2015 compared to the second quarter of 2014 due primarily to higher net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.

Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased $0.27, or 22%, to $1.49 per share in the second quarter of 2015 from $1.22 per share in the second quarter of 2014. This increase is due to higher earnings and the impact of lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 8% between the second quarter of 2014 and the second quarter of 2015 due to our share repurchase activity.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Consolidated Operating Results
Our total gross margin increased by $68.6 million, or 7%, to $1.1 billion in the six months ended June 30, 2015 from $1.0 billion in the same period of 2014 due to the $78.7 million increase in gross margin in the Nitrogen Product Segments partially offset by the $10.1 million decline in the phosphate segment. The Nitrogen Product Segments gross margin was impacted by the following factors:

•
Natural gas costs decreased in the six months ended June 30, 2015 and increased gross margin by $92.3 million as compared to the second quarter of 2014. These costs include the impact of natural gas derivatives that settled in the period;

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $98.3 million as the six months ended June 30, 2015 included a $47.1 million gain and the six months ended June 30, 2014 included a $51.2 million loss;

•	Average selling prices, primarily UAN and granular urea, decreased by 3%, which reduced gross margin by $69.2 million; and

•	Volume, primarily ammonia and UAN, decreased by 4%, which reduced gross margin by $55.8 million.
Net earnings attributable to common stockholders of $582.5 million for the first six months of 2015 included a $47.1 million pre-tax unrealized net mark-to-market gain ($29.6 million after tax) on natural gas derivatives, $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, $21.7 million of expenses ($13.6 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $18.7 million of realized and unrealized net losses ($11.8 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $1.0 billion for the first six months of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after tax), $51.2 million of pre-tax unrealized net mark-to-market losses ($32.5 million after tax) and $15.1 million of expenses ($9.6 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Net sales decreased $340.2 million, or 13%, to $2.3 billion in the first six months of 2015 compared to $2.6 billion in the first six months of 2014 with a $171.8 million decrease attributable to the Nitrogen Product Segments and a $168.4 million decrease due to the sale of the phosphate business in March 2014. Nitrogen Product Segments net sales decreased due to a 4% decrease in volume and a 3% decline in average selling prices. The decrease in Nitrogen Product Segments volume was due primarily to lower UAN and ammonia volume. Our UAN volume was lower primarily due to lower demand partly attributed to wet weather conditions and partly attributed to increased imports in the first six months of 2015. Our ammonia volume was lower in the first half of 2015 due to lower late-season sales compared to last year.
Nitrogen Product Segments average selling prices were $347 per ton in the first six months of 2015 compared to $358 per ton in the comparable prior period as lower granular urea and UAN prices were partially offset by higher ammonia selling prices in the first six months of 2015. Granular urea and UAN prices were lower due to increased imports into the U.S. markets for both products during the first six months of 2015. Ammonia prices in the first six months of 2015 were higher primarily due to the stronger pricing environment in 2015 that started with tighter supply after the strong 2014 season.
Cost of Sales
Cost of sales decreased $408.8 million, or 26%, from the first six months of 2014 to the first six months of 2015 due primarily to lower natural gas costs. The cost of sales per ton in our Nitrogen Product Segments averaged $178 in the first six months of 2015, a 14% decrease from the $208 per ton in the same period of 2014. The realized natural gas costs, including the impact of lower purchased natural gas costs and realized derivative losses during the first six months of 2015, decreased 28%

compared to the first six months of 2014. The first six months of 2015 included $47.1 million of unrealized net mark-to-market gains on natural gas derivatives compared to losses of $51.2 million in the first six months of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.2 million to $78.0 million in the first six months of 2015 from $81.2 million in the comparable period of 2014 due primarily to lower professional services for certain corporate projects.
Other Operating—Net
Other operating—net was $40.6 million of expense in the first six months of 2015 compared to $15.8 million of expense in the comparable period of 2014. The increased expense was due primarily to losses on the disposal of fixed assets and higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in earnings of operating affiliates was $14.4 million in the first six months of 2015 compared to $17.9 million in the first six months of 2014. The decrease was due primarily to lower operating results from PLNL.
Interest Expense—Net
Net interest expense was $62.3 million in the first six months of 2015 compared to $90.2 million in the first six months of 2014. The $27.9 million decrease was due primarily to higher amounts of capitalized interest related to our capacity expansion projects, partially offset by higher interest expense pertaining to the $1.5 billion of senior notes that were issued in March 2014. We recorded capitalized interest of $68.9 million and $28.5 million in the first six months of 2015 and 2014, respectively.
Income Taxes
Our income tax provision for the first six months of 2015 was $313.4 million on pre-tax income of $934.7 million, or an effective tax rate of 33.5%, compared to an income tax provision of $570.4 million on pre-tax income of $1,610.3 million, or an effective tax rate of 35.4% in the prior year period. The decrease in the effective tax rate is due primarily to the impact of the sale of the phosphate business in March 2014, partially offset by higher state income taxes and the reduced tax benefit from depletion in the first six months of 2015. The income tax provision in the first six months of 2014 included $286.1 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 2.5%.
We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.
Equity in (Losses) Earnings of Non-Operating Affiliates—Net of Taxes
Equity in (losses) earnings of non-operating affiliates—net of taxes decreased by $25.8 million in the first six months of 2015 compared to the first six months of 2014 due primarily to the operating loss experienced by Keytrade and the loss on the sale of our interests in Keytrade.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $5.8 million in the first six months of 2015 compared to 2014 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $1.41, or 37%, to $2.44 per share in the first six months of 2015 from $3.85 per share in the first six months of 2014. This decrease is due primarily to the $1.74 per share gain from the sale of the phosphate business in the first six months of 2014 partially offset by the impact of lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 10% between the first six months of 2015 and the first six months of 2014 due to our share repurchase activity.

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
The following table presents our operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	Other(1)	Phosphate	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2015
Net sales	$599.0	$211.0	$407.4	$94.1	$—	$1,311.5
Cost of sales	260.0	92.4	204.8	68.4	—	625.6
Gross margin	$339.0	$118.6	$202.6	$25.7	$—	$685.9
Gross margin percentage	56.6%	56.2%	49.7%	27.3%	—%	52.3%
Three months ended June 30, 2014
Net sales	$604.8	$267.6	$456.5	$120.5	$23.3	$1,472.7
Cost of sales	376.4	142.9	255.2	86.2	21.7	882.4
Gross margin	$228.4	$124.7	$201.3	$34.3	$1.6	$590.3
Gross margin percentage	37.8%	46.6%	44.1%	28.5%	6.9%	40.1%
Six months ended June 30, 2015
Net sales	$886.7	$423.2	$763.1	$192.1	$—	$2,265.1
Cost of sales	427.8	192.5	401.8	141.3	—	1,163.4
Gross margin	$458.9	$230.7	$361.3	$50.8	$—	$1,101.7
Gross margin percentage	51.8%	54.5%	47.3%	26.4%	—%	48.6%
Six months ended June 30, 2014
Net sales	$877.2	$483.8	$856.4	$219.5	$168.4	$2,605.3
Cost of sales	524.5	257.4	473.0	159.0	158.3	1,572.2
Gross margin	$352.7	$226.4	$383.4	$60.5	$10.1	$1,033.1
Gross margin percentage	40.2%	46.8%	44.8%	27.6%	6.0%	39.7%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$599.0	$604.8	$(5.8)	(1)%	$886.7	$877.2	$9.5	1%
Cost of sales	260.0	376.4	(116.4)	(31)%	427.8	524.5	(96.7)	(18)%
Gross margin	$339.0	$228.4	$110.6	48%	$458.9	$352.7	$106.2	30%
Gross margin percentage(1)	56.6%	37.8%	18.8%		51.8%	40.2%	11.6%
Sales volume by product tons (000s)	1,060	1,112	(52)	(5)%	1,591	1,689	(98)	(6)%
Sales volume by nutrient tons (000s)(2)	870	912	(42)	(5)%	1,305	1,385	(80)	(6)%
Average selling price per product ton	$565	$544	$21	4%	$557	$519	$38	7%
Average selling price per nutrient ton(2)	$689	$663	$26	4%	$679	$633	$46	7%
Gross margin per product ton	$320	$205	$115	56%	$288	$209	$79	38%
Gross margin per nutrient ton(2)	$390	$250	$140	56%	$352	$255	$97	38%
Depreciation and amortization	$21.0	$17.6	$3.4	19%	$43.5	$36.8	$6.7	18%
_______________________________________________________________________________

(1)	Includes the impact of tons purchased from PLNL at market-based prices and sold to Mosaic.

(2)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2015 Compared to Second Quarter of 2014
Net Sales.    Net sales in the ammonia segment decreased by $5.8 million, or 1%, in the second quarter of 2015 from the second quarter of 2014 due primarily to a 5% decrease in volume partially offset by a 4% increase in average selling prices. Our sales volume was lower in the second quarter of 2015 due to lower sales in the eastern cornbelt resulting from wet weather conditions compared to the second quarter of 2014 when we sold into a robust market with late season demand. Although our volume was lower than in the second quarter of 2014, we did benefit from favorable weather conditions conducive to ammonia application in the Midwest and Canada during the second quarter of 2015.
Average selling prices increased to $565 per ton in the second quarter of 2015 from $544 per ton in the second quarter of 2014 due to stronger demand for ammonia as customers showed a preference for applying pre-plant ammonia compared to other forms of nitrogen. Also, ammonia selling prices in the second quarter of 2014 were unfavorably impacted by lower prices entering 2014 due to higher levels of producer inventory.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $245 in the second quarter of 2015, a 28% decrease from the $339 per ton in the same quarter of 2014. The decrease was due primarily to lower realized natural gas costs and unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2015 compared to losses in the second quarter of 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Sales.    Net sales in the ammonia segment increased by $9.5 million, or 1%, in the six months ended June 30, 2015 from the six months ended June 30, 2014 due primarily to a 7% increase in average selling prices partially offset by a 6% decrease in volume. Average selling prices increased to $557 per ton in the first six months of 2015 from $519 per ton in the first six months of 2014 due to tighter supply entering 2015 after the strong 2014 spring season. Our volume was lower in the first six months of 2015 due to lower late-season sales compared to 2014 when robust late season demand contributed to our record first half sales volume in 2014. Demand was also lower in 2015 partly due to lower corn prices as customers were hesitant to take positions in expectation of lower ammonia selling prices. The volume decrease was partially offset by increased ammonia sales to Mosaic under our contract to supply them ammonia from our PLNL joint venture that started late in the first quarter of 2014.

Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $269 in the first six months of 2015, a 13% decrease from the $310 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs during the first six months of 2015 and the benefit of unrealized net mark-to-market gains on natural gas derivatives in the first six months of 2015 compared to losses in the comparable period of 2014.
Granular Urea Segment
Our granular urea segment produces granular urea which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$211.0	$267.6	$(56.6)	(21)%	$423.2	$483.8	$(60.6)	(13)%
Cost of sales	92.4	142.9	(50.5)	(35)%	192.5	257.4	(64.9)	(25)%
Gross margin	$118.6	$124.7	$(6.1)	(5)%	$230.7	$226.4	$4.3	2%
Gross margin percentage	56.2%	46.6%	9.6%		54.5%	46.8%	7.7%
Sales volume by product tons (000s)	600	677	(77)	(11)%	1,216	1,255	(39)	(3)%
Sales volume by nutrient tons (000s)(1)	276	311	(35)	(11)%	559	577	(18)	(3)%
Average selling price per product ton	$352	$395	$(43)	(11)%	$348	$385	$(37)	(10)%
Average selling price per nutrient ton(1)	$764	$860	$(96)	(11)%	$757	$838	$(81)	(10)%
Gross margin per product ton	$198	$184	$14	8%	$190	$180	$10	6%
Gross margin per nutrient ton(1)	$430	$401	$29	7%	$413	$392	$21	5%
Depreciation and amortization	$10.1	$10.0	$0.1	1%	$20.3	$17.9	$2.4	13%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2015 Compared to Second Quarter of 2014
Net Sales.    Net sales in the granular urea segment decreased $56.6 million, or 21%, in the second quarter of 2015 from the second quarter of 2014 due primarily to an 11% decrease in average selling prices and an 11% decrease in volume. Average selling prices decreased to $352 per ton in the second quarter of 2015 compared to $395 per ton in the second quarter of 2014 primarily due to increased global supply as a result of significant Chinese exports and the continued influx of imports into the U.S. marketplace. Sales volume was lower partly due to reduced supply availability due to maintenance activities.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $154 in the second quarter of 2015, a 27% decrease from $211 per ton in the same quarter of 2014. The decrease was due primarily to lower realized natural gas costs and the impact of unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2015 compared to losses in the second quarter of 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Sales.    Net sales in the granular urea segment decreased $60.6 million, or 13%, in the six months ended June 30, 2015 from the six months ended June 30, 2014 due primarily to a 10% decrease in average selling prices and a 3% decrease in volume. Average selling prices decreased to $348 per ton in the first six months of 2015 compared to $385 per ton in the comparable period of 2014. Average selling prices were lower due to increased global supply as a result of significant Chinese exports and the continued influx of imports into the U.S. marketplace. Sales volume was lower due to reduced supply availability due to maintenance activities.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $158 in the first six months of 2015, a 23% decrease from the $205 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs and the impact of unrealized net mark-to-market gains on natural gas derivatives in the first six months of 2015 compared to losses in the comparable period of 2014.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$407.4	$456.5	$(49.1)	(11)%	$763.1	$856.4	$(93.3)	(11)%
Cost of sales	204.8	255.2	(50.4)	(20)%	401.8	473.0	(71.2)	(15)%
Gross margin	$202.6	$201.3	$1.3	1%	$361.3	$383.4	$(22.1)	(6)%
Gross margin percentage	49.7%	44.1%	5.6%		47.3%	44.8%	2.5%
Sales volume by product tons (000s)	1,504	1,526	(22)	(1)%	2,821	2,977	(156)	(5)%
Sales volume by nutrient tons (000s)(1)	475	482	(7)	(1)%	889	938	(49)	(5)%
Average selling price per product ton	$271	$299	$(28)	(9)%	$271	$288	$(17)	(6)%
Average selling price per nutrient ton(1)	$858	$947	$(89)	(9)%	$858	$913	$(55)	(6)%
Gross margin per product ton	$135	$132	$3	2%	$128	$129	$(1)	(1)%
Gross margin per nutrient ton(1)	$427	$418	$9	2%	$406	$409	$(3)	(1)%
Depreciation and amortization	$46.2	$44.8	$1.4	3%	$96.8	$96.6	$0.2	—%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2015 Compared to Second Quarter of 2014
Net Sales.    Net sales in the UAN segment decreased $49.1 million, or 11%, in the second quarter of 2015 from the second quarter of 2014 due primarily to a 9% decrease in average selling prices and a 1% decrease in volume. Average selling prices decreased to $271 per ton in the second quarter of 2015 compared to $299 per ton in the second quarter of 2014. UAN selling prices were lower due to the combination of higher UAN imports into the U.S. and moderate UAN demand partly attributed to wet weather conditions across the continental U.S in the second quarter of 2015.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $136 in the second quarter of 2015, a 19% decrease from the $167 per ton in the second quarter of 2014. The decrease was due primarily to lower realized natural gas costs and the impact of unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2015 compared to losses in the second quarter of 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Sales.    Net sales in the UAN segment decreased $93.3 million, or 11%, in the six months ended June 30, 2015 from the six months ended June 30, 2014 due primarily to a 6% decrease in average selling prices and a 5% decrease in volume. Average selling prices decreased slightly to $271 per ton in the first six months of 2015 compared to $288 per ton in the comparable period of 2014. The decline in UAN prices and volume was due primarily to the combination of lower demand coupled with a higher level of imports and domestic supply. The lower demand was partly attributed to wet weather conditions in the six months ended June 30, 2015.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $143 in the first six months of 2015, a 10% decrease from the $159 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs and the impact of unrealized net mark-to-market gains on natural gas derivatives in the first six months of 2015 compared to losses in the comparable period of 2014.

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

The following table presents summary operating data for our other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$94.1	$120.5	$(26.4)	(22)%	$192.1	$219.5	$(27.4)	(12)%
Cost of sales	68.4	86.2	(17.8)	(21)%	141.3	159.0	(17.7)	(11)%
Gross margin	$25.7	$34.3	$(8.6)	(25)%	$50.8	$60.5	$(9.7)	(16)%
Gross margin percentage	27.3%	28.5%	(1.2)%		26.4%	27.6%	(1.2)%
Sales volume by product tons (000s)	447	475	(28)	(6)%	895	887	8	1%
Sales volume by nutrient tons (000s)(1)	121	132	(11)	(8)%	241	245	(4)	(2)%
Average selling price per product ton	$211	$254	$(43)	(17)%	$215	$247	$(32)	(13)%
Average selling price per nutrient ton(1)	$778	$913	$(135)	(15)%	$797	$896	$(99)	(11)%
Gross margin per product ton	$57	$72	$(15)	(21)%	$57	$68	$(11)	(16)%
Gross margin per nutrient ton(1)	$212	$260	$(48)	(18)%	$211	$247	$(36)	(15)%
Depreciation and amortization	$17.1	$15.6	$1.5	10%	$39.6	$31.3	$8.3	27%
_______________________________________________________________________________

(1)	Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2015 Compared to Second Quarter of 2014
Net Sales.    Net sales in our other segment decreased $26.4 million, or 22%, in the second quarter of 2015 from the second quarter of 2014 due primarily to a 17% decrease in average selling prices and a 6% decrease in volume. Average selling prices and volume were lower primarily due to reduced AN demand from agricultural customers. Our AN sales volume decrease was partially offset by increased DEF sales into the growing North American DEF market as DEF volumes across North America are increasing in response to stricter diesel engine emission requirements.
Cost of Sales.    Cost of sales per ton in our other segment averaged $154 in the second quarter of 2015, a 15% decrease from the $182 per ton in the second quarter of 2014, primarily due to the impact of unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2015 compared to losses in the second quarter of 2014.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net Sales.    Net sales in our other segment decreased $27.4 million, or 12%, in the six months ended June 30, 2015 from the six months ended June 30, 2014 due primarily to a 13% decrease in average selling prices due to reduced demand for AN. Our sales volume increased 1% as our DEF sales volume increased along with the growing North American DEF market while AN sales volume and selling prices decreased in response to lower demand for AN.
Cost of Sales.    Cost of sales per ton in our other segment averaged $158 in the first six months of 2015, a 12% decrease from the $179 per ton in the comparable period of 2014, primarily due to the impact of unrealized net mark-to-market gains on natural gas derivatives in the first six months of 2015 compared to losses in the comparable period of 2014.

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
The following table presents summary operating data for our phosphate segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$—	$23.3	$(23.3)	(100)%	$—	$168.4	$(168.4)	(100)%
Cost of sales	—	21.7	(21.7)	(100)%	—	158.3	(158.3)	(100)%
Gross margin	$—	$1.6	$(1.6)	(100)%	$—	$10.1	$(10.1)	(100)%
Gross margin percentage	—%	6.9%	(6.9)%		—%	6.0%	(6.0)%
Sales volume by product tons (000s)(1)	—	59	(59)	(100)%	—	487	(487)	(100)%
Average selling price per product ton	$—	$395	$(395)	(100)%	$—	$346	$(346)	(100)%
Gross margin per product ton	$—	$27	$(27)	(100)%	$—	$21	$(21)	(100)%
_______________________________________________________________________________

(1)	Represents DAP and MAP product sales.

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
Cash and Cash Equivalents
We had cash and cash equivalents of $0.8 billion and $2.0 billion as of June 30, 2015 and December 31, 2014, respectively.
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
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program. The number of shares and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

	2014 Program			2012 Program
	Shares	Amounts	Average Price Per Share	Shares	Amounts	Average Price Per Share
	(in millions, except per share amounts)
Shares repurchased as of December 31, 2013	—	$—	$—	36.7	$1,449.3	$39
Shares repurchased in 2014:
First quarter	—	$—	$—	16.0	$793.9	$50
Second quarter	—	—	—	15.4	756.8	49
Third quarter	—	—	—	—	—	—
Fourth quarter	7.0	372.8	53	—	—	—
Total shares repurchased in 2014	7.0	372.8	53	31.4	1,550.7	49
Shares repurchased as of December 31, 2014	7.0	$372.8	$53	68.1	$3,000.0	$44
Shares repurchased in 2015:
First quarter	4.1	$236.6	$58
Second quarter	4.5	268.1	60
Total shares repurchased in 2015	8.6	504.7	59
Shares repurchased as of June 30, 2015	15.6	$877.5	$56
As of June 30, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was $10.8 million and $29.1 million, respectively.
During the six months ended June 30, 2015 and 2014, we retired 10.7 million shares and 23.5 million shares of repurchased stock, respectively. As of June 30, 2015 and December 31, 2014, we held in treasury approximately 2.0 million and 4.2 million shares of repurchased stock, respectively.
Consistent with our previous stock repurchase programs, repurchases may be made from time to time in the open market, through privately-negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases will be determined by our management based on the evaluation of market conditions, stock price and other factors.

Capacity Expansion Projects and Restricted Cash
We are currently constructing new ammonia, urea and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.

These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. The projects continue to progress, with anticipated start up dates late in the third quarter or early in the fourth quarter of 2015 for granular urea, later in the fourth quarter 2015 for UAN and early 2016 for ammonia at Donaldsonville, Louisiana. Port Neal is scheduled to start up mid-2016 for ammonia and in the third quarter of 2016 for granular urea.

The estimated aggregate capital expenditures for both projects is approximately $4.2 billion, plus or minus a few percentage points. We have financed expenditures for the capacity expansion projects through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent through the second quarter of 2015 on capitalized expenditures for the expansion projects was $2.6 billion, including $453.7 million during the second quarter of 2015. In addition, $406.5 million was invested in the expansion projects and not paid as of June 30, 2015 and recognized as liabilities in the consolidated balance sheet.

We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of June 30, 2015, there was $54.0 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1,031.9 million in the first six months of 2015 compared to $685.0 million in the first six months of 2014. The increase in capital expenditures is primarily the result of the $284.2 million increase in cash spent on the two capacity expansion projects and increased capital expenditures on sustaining projects in the first six months of 2015 compared to the previous year period.
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
GrowHow Acquisition
On July 1, 2015, we announced our agreement to acquire the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. On July 31, 2015, we completed the GrowHow acquisition and GrowHow became a wholly-owned subsidiary. The purchase price was funded with cash on hand. Beginning July 31, 2015, the operating results of GrowHow became part of our consolidated financial results.

Debt
Credit Agreement
In the first quarter of 2015, we expanded our revolving credit facility size from $1.0 billion to $1.5 billion of borrowings by CF Industries, for general corporate purposes, and extended the maturity from May 2018 to March 2020. All obligations under the credit agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the credit agreement. Certain of CF Industries' material domestic subsidiaries would be required to become guarantors under the credit agreement if such subsidiary were to guarantee our other debt or CF Industries' debt in excess of $450.0 million. As of June 30, 2015, $1,495.1 million was available for borrowing under the credit agreement, net of $4.9 million of outstanding letters of credit, and there were no outstanding borrowings.
The credit agreement includes representations, warranties, covenants and events of default, including requirements that we maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, as well as other customary covenants and events of default. As of June 30, 2015, we were in compliance with all covenants under the credit agreement.
Senior Notes
At both June 30, 2015 and December 31, 2014, we had $4.6 billion of senior notes outstanding with maturities ranging from 2018 through 2044 as follows:

	Maturity Date	June 30, 2015	December 31, 2014
		(in millions)
6.875% senior notes	May 1, 2018	$800.0	$800.0
7.125% senior notes	May 1, 2020	800.0	800.0
3.450% senior notes	June 1, 2023	749.4	749.4
5.150% senior notes	March 15, 2034	746.2	746.2
4.950% senior notes	June 1, 2043	748.8	748.8
5.375% senior notes	March 15, 2044	748.2	748.1
		$4,592.6	$4,592.5
Under the indentures (including the applicable supplemental indentures) governing the senior notes identified in the table above, each series of senior notes is guaranteed by CF Holdings. Interest is paid semiannually and the senior notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the senior notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt. As of June 30, 2015, we were in compliance with all covenants under the senior notes indentures.
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
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of June 30, 2015 and December 31, 2014, we had $17.3 million and $325.4 million, respectively, in customer advances on our consolidated balance sheets.

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
As of June 30, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $23.8 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. As of June 30, 2015, we had open natural gas derivative contracts for 300.7 million MMBtus and the notional amount of our open foreign currency derivatives was €99.0 million.
Pension and Other Postretirement Benefits
We contributed $2.1 million to our pension plans during the six months ended June 30, 2015. We expect to contribute approximately $16.9 million to our pension plans over the remainder of 2015.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2015 was $498.8 million as compared to $555.3 million in the first six months of 2014. The $56.5 million decrease in net cash provided by operating activities resulted from unfavorable working capital changes during the first six months of 2015 as compared to the first six months of 2014. Unfavorable working capital changes during the first six months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. Additionally, unfavorable working capital changes occurred in inventory as we entered 2015 with low inventory levels and built inventory in the first six months of 2015, as compared to a reduction in inventory during the first six months of 2014.
Investing Activities
Net cash used in investing activities was $1,001.4 million in the first six months of 2015 as compared to net cash provided by investing activities of $200.3 million in the first six months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business and subsequently made $505.0 million in deposits to restricted cash funds. During the first six months of 2015, capital expenditures totaled $1,031.9 million compared to $685.0 million in the first six months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa.

Financing Activities
Net cash used in financing activities was $679.5 million in the first six months of 2015 compared to $271.8 million in the same period of 2014. We repurchased shares of our common stock in the first six months of 2015 for $523.1 million in cash. In the first six months of 2014, we issued senior notes and received proceeds of approximately $1.5 billion, and we repurchased shares of our common stock for $1.6 billion in cash. Dividends paid on common stock were $142.5 million and $107.2 million in the first six months of 2015 and 2014, respectively.
Obligations
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2015:

	Remainder of 2015	2016	2017	2018	2019	After 2019	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$—	$800.0	$—	$3,800.0	$4,600.0
Interest payments on long-term debt(1)	129.3	256.2	256.2	228.7	201.2	2,539.7	3,611.3
Other Obligations
Operating leases	51.3	96.1	79.4	62.7	50.2	102.0	441.7
Equipment purchases and plant improvements	117.9	14.9	6.5	—	—	—	139.3
Capacity expansion projects(2)	1,032.1	179.9	—	—	—	—	1,212.0
Transportation(3)	36.6	16.6	10.7	8.4	7.6	3.3	83.2
Purchase obligations(4)(5)	377.2	445.9	310.8	138.6	35.8	168.9	1,477.2
Contributions to pension plans(6)	16.9	—	—	—	—	—	16.9
Net operating loss settlement(7)	10.6	10.2	11.9	—	—	—	32.7
Total(8)(9)	$1,771.9	$1,019.8	$675.5	$1,238.4	$294.8	$6,613.9	$11,614.3
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of June 30, 2015.

(2)
We expect to spend approximately $1.5 billion to $2.0 billion during 2015 related to the approximately $4.2 billion Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2015, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at June 30, 2015. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at June 30, 2015 is $129.5 million with a total remaining commitment of $421.0 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2015. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $160.0 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $6.1 million of environmental remediation liabilities.

Subsequent Events
GrowHow Acquisition
On July 31, 2015, we completed the previously announced acquisition of the remaining 50% equity interest in GrowHow for total cash consideration of $580 million, subject to closing adjustments. For additional information, see Note 8—Equity Method Investments to our unaudited interim consolidated financial statements included in Part I of this report. The purchase price was funded with cash on hand.
Share Repurchases
In July 2015, we repurchased 0.3 million of the Company's common shares for $22.5 million as part of the $1.0 billion share repurchase program announced in the third quarter of 2014. Together with the 15.6 million shares repurchased through June 30, 2015, these repurchases bring the total repurchased shares to date under the program to 15.9 million for an aggregate expenditure of $900.0 million.
Agreement to Combine with certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement under which we will combine with the European, North American and Global Distribution businesses of OCI N.V. (OCI) in a transaction valued at approximately $8 billion, based on CF's current share price, including the assumption of approximately $2 billion in net debt. The transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands, and Wever, Iowa, its interest in an ammonia and methanol complex in Beaumont, Texas and its global distribution business in Dubai, United Arab Emirates. The combined entity will also purchase a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities. Under the terms of the agreement, CF will become a subsidiary of a new holding company (new CF) domiciled in the United Kingdom, where CF is the largest fertilizer producer following its recent acquisition of GrowHow. OCI will contribute its European, North American and Global Distribution businesses to new CF in exchange for shares equal to a fixed 25.6% of new CF plus approximately $700 million of consideration to be paid in a mix of cash or shares at new CF's discretion. The agreement to purchase the 45% interest in Natgasoline is for approximately $500 million in cash. Upon completion of the transaction and based on the current share price, CF shareholders would own approximately 72.3% of the new company and OCI would own approximately 27.7%. Final consideration mix (cash and new CF stock) and resulting ownership split will be dependent on the CF share price at the time of closing. The transaction is expected to close in 2016, subject to the approval of shareholders of both CF and OCI, the receipt of certain regulatory approvals and other customary closing conditions. The new company will operate under the name CF and be led by existing CF management.
In conjunction with entering into the combination agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the agreement and for general corporate purposes. The proceeds of such committed financing are expected to be made available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $4.0 billion.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from two to ten years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements appearing in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2015.
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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2014 Annual Report on Form 10-K, filed with the SEC on February 26, 2015. Such factors include, among others:

•	the volatility of natural gas prices in North America and the United Kingdom;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. and U.K. agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	our ability to complete our production capacity expansion projects on schedule as planned, on budget or at all;

•	an inability to achieve, or delay in achieving, the expected benefits of the GrowHow transaction as contemplated;

•	risks associated with other expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations;

•	our potential inability to obtain or maintain required permits and governmental approvals or to meet financial assurance requirements from governmental authorities;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	our reliance on a limited number of key facilities;

•	risks associated with joint ventures;

•	acts of terrorism and regulations to combat terrorism;

•	risks associated with international operations;

•	losses on our investments in securities;

•	deterioration of global market and economic conditions; and

•	our ability to manage our indebtedness.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods of generally less than 30 months. The derivative instruments that we use are primarily natural gas options and natural gas fixed price swaps. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts are traded in months forward and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.
As of June 30, 2015 and December 31, 2014, we had open natural gas derivative contracts for 300.7 million MMBtus and 58.7 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2015 would result in a favorable change in the fair value of these derivative positions of approximately $280 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $277 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of June 30, 2015, we had six series of senior notes totaling $4.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, June 1, 2023, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of June 30, 2015 was approximately $4.8 billion.
Borrowings under the Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. However, there were no borrowings under the Credit Agreement as of June 30, 2015 or 2014, or during the six-month periods then ended.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of June 30, 2015, the notional amount of our open foreign currency forward contracts was approximately €99.0 million and the fair value was a net unrealized loss of $19.6 million. A 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $11.0 million.
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
        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2015. The number of shares and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock as discussed in Note 1—Background and Basis of Presentation of Item 1. Financial Statements.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2015 - April 30, 2015	2,463,735		$57.07	2,463,735	$250,000
May 1, 2015 - May 31, 2015	550,405	(2)	$63.37	549,580	$215,174
June 1, 2015 - June 30, 2015	1,454,780		$63.70	1,454,780	$122,501
Total	4,468,920		$60.00	4,468,095
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

ITEM 6.    EXHIBITS.
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 64 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: August 6, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Performance Restricted Stock Unit Award Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements