Form 10-Q
period 2015-09-30
CF Industries Holdings, Inc.
filed 2015-11-09
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,075,336 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 30, 2015.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
        CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net sales	$927.4	$921.4	$3,192.5	$3,526.7
Cost of sales	762.4	620.3	1,925.8	2,192.5
Gross margin	165.0	301.1	1,266.7	1,334.2
Selling, general and administrative expenses	41.6	38.2	119.6	119.4
Transaction costs	37.4	—	37.4	—
Other operating—net	33.1	25.7	73.7	41.5
Total other operating costs and expenses	112.1	63.9	230.7	160.9
Gain on sale of phosphate business	—	—	—	747.1
Equity in earnings of operating affiliates	5.6	9.4	20.0	27.3
Operating earnings	58.5	246.6	1,056.0	1,947.7
Interest expense	30.3	46.4	93.2	137.1
Interest income	(0.6)	(0.2)	(1.2)	(0.7)
Other non-operating—net	4.2	(0.1)	4.7	0.5
Earnings before income taxes and equity in earnings of non-operating affiliates	24.6	200.5	959.3	1,810.8
Income tax provision	20.1	70.5	333.5	640.9
Equity in earnings of non-operating affiliates—net of taxes	92.9	10.6	72.3	15.8
Net earnings	97.4	140.6	698.1	1,185.7
Less: Net earnings attributable to noncontrolling interest	6.5	9.7	24.7	33.7
Net earnings attributable to common stockholders	$90.9	$130.9	$673.4	$1,152.0
Net earnings per share attributable to common stockholders(1):
Basic	$0.39	$0.53	$2.85	$4.45
Diluted	$0.39	$0.52	$2.84	$4.43
Weighted-average common shares outstanding(1):
Basic	233.1	248.4	236.0	259.0
Diluted	234.0	249.3	236.9	259.9
Dividends declared per common share(1)	$0.30	$0.30	$0.90	$0.70
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Net earnings	$97.4	$140.6	$698.1	$1,185.7
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(49.8)	(51.7)	(100.1)	(38.3)
Unrealized loss on hedging derivatives—net of taxes	—	(1.8)	—	(1.8)
Unrealized (loss) gain on securities—net of taxes	(0.4)	0.4	(0.4)	0.7
Defined benefit plans—net of taxes	42.4	3.1	46.7	9.6
	(7.8)	(50.0)	(53.8)	(29.8)
Comprehensive income	89.6	90.6	644.3	1,155.9
Less: Comprehensive income attributable to noncontrolling interest	6.5	9.7	24.7	33.7
Comprehensive income attributable to common stockholders	$83.1	$80.9	$619.6	$1,122.2

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	December 31, 2014
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$943.2	$1,996.6
Restricted cash	25.9	86.1
Accounts receivable—net	251.9	191.5
Inventories	329.8	202.9
Deferred income taxes	67.8	84.0
Prepaid income taxes	111.0	34.8
Other current assets	34.6	18.6
Total current assets	1,764.2	2,614.5
Property, plant and equipment—net	7,939.6	5,525.8
Investments in and advances to affiliates	359.8	861.5
Goodwill	2,407.2	2,092.8
Other assets	399.0	243.6
Total assets	$12,869.8	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$825.4	$589.9
Income taxes payable	4.2	16.0
Customer advances	381.9	325.4
Other current liabilities	62.1	48.4
Total current liabilities	1,273.6	979.7
Long-term debt	5,592.6	4,592.5
Deferred income taxes	909.5	818.6
Other liabilities	626.6	374.9
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2015—235,484,475 shares issued and 2014—245,904,140 shares issued(1)	2.4	2.5
Paid-in capital(1)	1,374.6	1,413.9
Retained earnings	3,101.3	3,175.3
Treasury stock—at cost, 2015—2,411,839 shares and 2014—4,231,090 shares(1)	(152.7)	(222.2)
Accumulated other comprehensive loss	(213.6)	(159.8)
Total stockholders' equity	4,112.0	4,209.7
Noncontrolling interest	355.5	362.8
Total equity	4,467.5	4,572.5
Total liabilities and equity	$12,869.8	$11,338.2
_______________________________________________________________________________

(1)
December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock(1)	Treasury Stock(1)	Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2013	$2.8	$(201.8)	$1,592.1	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,152.0	—	1,152.0	33.7	1,185.7
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Unrealized net loss on hedging derivatives—net of taxes	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.7	0.7	—	0.7
Defined benefit plans—net of taxes	—	—	—	—	9.6	9.6	—	9.6
Comprehensive income						1,122.2	33.7	1,155.9
Purchases of treasury stock	—	(1,550.8)	—	—	—	(1,550.8)	—	(1,550.8)
Retirement of treasury stock	(0.2)	1,150.6	(133.3)	(1,017.1)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(3.1)	—	—	—	(3.1)	—	(3.1)
Issuance of $0.01 par value common stock under employee stock plans	—	0.8	11.2	—	—	12.0	—	12.0
Stock-based compensation expense	—	—	13.4	—	—	13.4	—	13.4
Excess tax benefit from stock-based compensation	—	—	8.7	—	—	8.7	—	8.7
Cash dividends ($0.70 per share)	—	—	—	(181.4)	—	(181.4)	—	(181.4)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(37.8)	(37.8)
Balance as of September 30, 2014	$2.6	$(604.3)	$1,492.1	$3,679.1	$(72.4)	$4,497.1	$358.2	$4,855.3
Balance as of December 31, 2014	$2.5	$(222.2)	$1,413.9	$3,175.3	$(159.8)	$4,209.7	$362.8	$4,572.5
Net earnings	—	—	—	673.4	—	673.4	24.7	698.1
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(100.1)	(100.1)	—	(100.1)
Unrealized net loss on securities—net of taxes	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Defined benefit plans—net of taxes	—	—	—	—	46.7	46.7	—	46.7
Comprehensive income						619.6	24.7	644.3
Purchases of treasury stock	—	(527.2)	—	—	—	(527.2)	—	(527.2)
Retirement of treasury stock	(0.1)	597.1	(62.0)	(535.0)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	7.4	—	—	8.3	—	8.3
Stock-based compensation expense	—	—	12.9	—	—	12.9	—	12.9
Excess tax benefit from stock-based compensation	—	—	2.4	—	—	2.4	—	2.4
Cash dividends ($0.90 per share)	—	—	—	(212.4)	—	(212.4)	—	(212.4)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(32.0)	(32.0)
Balance as of September 30, 2015	$2.4	$(152.7)	$1,374.6	$3,101.3	$(213.6)	$4,112.0	$355.5	$4,467.5
_______________________________________________________________________________

(1)
Amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Unaudited Consolidated Financial Statements.
CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	(in millions)
Operating Activities:
Net earnings	$698.1	$1,185.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	348.0	298.5
Deferred income taxes	(6.3)	15.6
Stock-based compensation expense	13.3	13.6
Excess tax benefit from stock-based compensation	(2.4)	(8.7)
Unrealized loss on derivatives	70.5	67.6
Gain on remeasurement of GrowHow investment	(94.4)	—
Loss on sale of equity method investments	42.8	—
Gain on sale of phosphate business	—	(747.1)
Loss on disposal of property, plant and equipment	18.1	2.5
Undistributed earnings of affiliates—net of taxes	(1.7)	(39.2)
Changes in:
Accounts receivable—net	15.0	97.1
Inventories	(71.8)	13.6
Accrued and prepaid income taxes	(68.6)	(70.0)
Accounts payable and accrued expenses	31.6	(7.2)
Customer advances	56.5	340.2
Other—net	22.8	14.7
Net cash provided by operating activities	1,071.5	1,176.9
Investing Activities:
Additions to property, plant and equipment	(1,791.3)	(1,272.7)
Proceeds from sale of property, plant and equipment	9.1	10.2
Proceeds from sale of equity method investment	12.8	—
Proceeds from sale of phosphate business	—	1,353.6
Purchase of GrowHow, net of cash acquired	(553.9)	—
Sales and maturities of short-term and auction rate securities	—	5.0
Deposits to restricted cash funds	—	(505.0)
Withdrawals from restricted cash funds	60.2	513.4
Other—net	(35.8)	17.4
Net cash (used in) provided by investing activities	(2,298.9)	121.9
Financing Activities:
Proceeds from long-term borrowings	1,000.0	1,494.2
Proceeds from short-term borrowings	367.0	—
Payments of short-term borrowings	(367.0)	—
Financing fees	(28.3)	(16.0)
Dividends paid on common stock	(212.4)	(181.4)
Distributions to noncontrolling interest	(32.0)	(37.8)
Purchases of treasury stock	(556.3)	(1,591.2)
Issuances of common stock under employee stock plans	8.3	12.0
Excess tax benefit from stock-based compensation	2.4	8.7
Other—net	—	(43.0)
Net cash provided by (used in) financing activities	181.7	(354.5)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	(3.9)
(Decrease) increase in cash and cash equivalents	(1,053.4)	940.4
Cash and cash equivalents at beginning of period	1,996.6	1,710.8
Cash and cash equivalents at end of period	$943.2	$2,651.2
See Accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.     Background and Basis of Presentation
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facility, Yazoo City, Mississippi manufacturing facility, and our Billingham, United Kingdom manufacturing facility.
All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
GrowHow Acquisition
On July 31, 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow UK Group Limited (GrowHow Group) not previously owned by us for total consideration of $570.4 million, and GrowHow Group became a wholly-owned subsidiary. GrowHow UK Limited, a wholly-owned subsidiary of GrowHow Group, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. We refer to GrowHow Group and GrowHow UK Limited collectively as GrowHow. We recorded a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow that is included in equity in earnings of non-operating affiliates—net of taxes for the three and nine months ended September 30, 2015. The financial results of GrowHow have been consolidated within our financial results since July 31, 2015.  Prior to July 31, 2015, our initial 50% equity interest in GrowHow was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. See Note 3—Acquisitions and Divestitures, for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the GrowHow acquisition.
New Segments
In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the GrowHow acquisition. Our reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. generally accepted accounting principles (GAAP), assesses the performance of our operating segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Our management uses gross margin to evaluate segment performance and allocate resources. Historical financial results have been restated to reflect the new segment structure on a comparable basis. See Note 17—Segment Disclosures for additional information and a description of our reportable segments.
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

Phosphate Business Disposition
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash. The transaction followed the terms of the definitive agreement executed in October 2013. The accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the transaction and were settled in the ordinary course.
Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our Point Lisas Nitrogen Limited (PLNL) joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in the phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in our equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 3—Acquisitions and Divestitures for additional information.
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
2.     New Accounting Standards
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. At the date of an acquisition, fair value of certain assets and liabilities may not be accurately determinable and are therefore recognized at the acquirer's best estimate. Such amounts may be updated as additional information becomes available in periods subsequent to the acquisition for up to one year. Prior to the issuance of this new ASU, subsequent adjustments had to be pushed back to the acquisition date, which required retroactive adjustments to prior period amounts. Under the new guidance, adjustments to provisional amounts that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015 and is applied prospectively to adjustments to estimated purchase accounting amounts that occur after the effective date. Early application is permitted. The Company has not recognized any adjustments to estimated purchase accounting amounts for the nine months ended September 30, 2015.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and are currently evaluating the provisions of ASU No. 2015-11 and assessing the impact, if any, it may have on our financial position and results of operations.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (an update to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software), which provides guidance on accounting for cloud computing arrangements. Under this ASU, if a cloud computing arrangement includes a software license, the customer should account for the license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This ASU is effective for arrangements entered into, or materially modified, in interim and annual periods beginning after December 15, 2015. Retrospective application of the ASU is permitted but not required. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued the related ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies ASU 2015-03 and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We expect that the adoption of these ASUs will not have a significant impact on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU No. 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted by the FASB. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

3.     Acquisitions and Divestitures
GrowHow Acquisition
On July 31, 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for total consideration of $570.4 million, and GrowHow became wholly owned by us. The purchase price was funded with cash on hand. We recorded a gain of $94.4 million on the remeasurement to fair value of our initial 50% equity interest in GrowHow that is included in equity in earnings of non-operating affiliates—net of taxes. See Note 8—Equity Method Investments for additional information.
During the three and nine months ended September 30, 2015 the Company incurred direct transaction costs of $3.5 million, respectively, for the acquisition of GrowHow which were expensed as incurred and included in transaction costs in our consolidated statements of operations.
The following table summarizes the preliminary allocation of the total fair value to the assets acquired and liabilities assumed in the GrowHow acquisition on July 31, 2015. Where applicable, the estimated fair value of the assets acquired and liabilities assumed is based on the estimated net realizable value for inventory, a replacement cost approach for property, plant and equipment and the income approach for intangible assets. Final determination of the fair values may result in further adjustments to the amounts presented below.

(In millions)
Fair value of consideration transferred	$570.4
Fair value of 50% of equity interest already held by the Company	570.4
Total fair value	$1,140.8
Assets acquired and liabilities assumed
Current assets	$165.1
Property, plant and equipment—net	898.1
Goodwill	328.4
Other assets	140.0
Total assets acquired	$1,531.6

Current liabilities	$73.6
Deferred tax liabilities—noncurrent	128.8
Other liabilities	188.4
Total liabilities assumed	$390.8
Total net assets acquired	$1,140.8
Current assets acquired included cash of $18.8 million, accounts receivable of $72.6 million and inventory of $65.8 million. The acquired property, plant and equipment will be depreciated over a period consistent with our existing fixed assets depreciation policy.
The acquisition resulted in the recognition of $328.4 million of goodwill, which is not deductible for income tax purposes. See Note 7—Goodwill and Other Intangible Assets, for additional information related to goodwill and the acquired intangibles.
The amount of sales and net earnings of GrowHow since the acquisition date included in the consolidated statements of operations for the three and nine months ended September 30, 2015 was $83.7 million and $2.1 million, respectively.

The following unaudited summary information is presented on a pro forma consolidated basis as if the GrowHow acquisition had occurred on January 1, 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Net sales	$972.7	$1,072.4	$3,561.1	$4,016.5
Net earnings attributable to common stockholders	$3.4	$146.4	$600.7	$1,268.5

The pro forma amounts include transaction costs, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, elimination of the equity in earnings of the initial 50% equity investment in GrowHow and related tax effects. The pro forma amounts also include the removal of the $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow that is included in the net earnings for the three and nine months ended September 30, 2015, respectively, and recognized this gain for the nine months ended September 30, 2014 as if the acquisition of GrowHow occurred on January 1, 2014. The pro forma results are not necessarily indicative of the combined results had the GrowHow acquisition been completed on January 1, 2014.
Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI). OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. OCI is listed on the Euronext in Amsterdam. The transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands, and Wever, Iowa; its interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. CF Holdings or its designee will also purchase a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities. Under the terms of the agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the United Kingdom, where CF Holdings is the largest fertilizer producer following the GrowHow acquisition. OCI will contribute the ENA Business to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The consideration for the 45% interest in Natgasoline is $517.5 million in cash. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration. The transaction is expected to close in 2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other customary closing conditions. The consummation of the Natgasoline portion of the transaction is subject to conditions that are in addition to the conditions to which the consummation of the transaction involving the ENA Business of OCI is subject, and the consummation of the Natgasoline portion of the transaction is not a condition to consummation of the transaction involving OCI’s ENA Business. New CF will operate under a name to be determined by CF Holdings and be led by our existing management.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement for additional information.

Agreement to Form Strategic Venture with CHS
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS Inc. (CHS). CHS will purchase a minority equity interest in CF Industries Nitrogen, LLC (CFN), a wholly-owned subsidiary of ours, for $2.8 billion. Additionally, we entered into a supply agreement with CHS (Supply Agreement), pursuant to which CHS will have the right to purchase annually from us up to 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. Pursuant to the CFN limited liability agreement, CHS will be entitled to semi-annual profit distributions from CFN in respect of its equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the Supply Agreement. The strategic venture with CHS is expected to take effect in the first quarter of 2016, subject to the satisfaction of certain conditions.
Sale of Equity Method Investments
During the second quarter of 2015, we sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas and our 50% ownership interest in KEYTRADE AG (Keytrade). See Note 8—Equity Method Investments for additional information.
Phosphate Disposition
In March 2014, we completed the sale of our phosphate mining and manufacturing business to Mosaic pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic for approximately $1.4 billion in cash. During the first quarter of 2014, we recognized pre-tax and after-tax gains on the transaction of $747.1 million and $461.0 million, respectively. Under the terms of the purchase agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate fertilizer inventory held in distribution facilities were not sold to Mosaic in the transaction and were settled in the ordinary course. During the fourth quarter of 2014, based on the ordinary course settlement of certain transactions and certain adjustments that were made in accordance with the purchase agreement, we increased the recognized pre-tax and after-tax gains on the transaction to $750.1 million and $462.8 million, respectively.
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

4.     Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$90.9	$130.9	$673.4	$1,152.0
Basic earnings per common share(1):
Weighted-average common shares outstanding	233.1	248.4	236.0	259.0
Net earnings attributable to common stockholders	$0.39	$0.53	$2.85	$4.45
Diluted earnings per common share(1):
Weighted-average common shares outstanding	233.1	248.4	236.0	259.0
Dilutive common shares—stock options	0.9	0.9	0.9	0.9
Diluted weighted-average shares outstanding	234.0	249.3	236.9	259.9
Net earnings attributable to common stockholders	$0.39	$0.52	$2.84	$4.43
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the three and nine months ended September 30, 2015 and 2014, anti-dilutive stock options were insignificant.
5.     Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Finished goods	$292.5	$179.5
Raw materials, spare parts and supplies	37.3	23.4
	$329.8	$202.9

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Land	$69.0	$48.4
Machinery and equipment	6,348.3	5,268.7
Buildings and improvements	201.7	160.7
Construction in progress(1)	4,011.3	2,559.0
	10,630.3	8,036.8
Less: Accumulated depreciation and amortization	2,690.7	2,511.0
	$7,939.6	$5,525.8
_______________________________________________________________________________

(1)
As of September 30, 2015 and December 31, 2014, we had construction in progress that was accrued but unpaid of $448.3 million and $279.0 million, respectively. These amounts included accruals related to our capacity expansion projects of $407.2 million and $244.3 million as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, construction in progress includes expenditures of $3.5 billion and $2.0 billion, respectively, related to our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Nine months ended September 30,
	2015	2014
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$153.2	$119.8
Additions	99.9	53.6
Depreciation	(46.6)	(39.7)
Effect of exchange rate changes	(2.2)	(0.7)
Ending balance	$204.3	$133.0
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

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by business segment as of September 30, 2015 and December 31, 2014:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2014	$578.7	$829.6	$577.0	$68.9	$38.6	$2,092.8
Goodwill related to acquisition of GrowHow	10.0	—	—	276.6	41.8	328.4
Effect of exchange rate changes	(1.4)	(1.5)	(1.0)	(8.9)	(1.2)	(14.0)
Balance as of September 30, 2015	$587.3	$828.1	$576.0	$336.6	$79.2	$2,407.2
The acquisition in July 2015 of the remaining 50% equity interest in GrowHow not previously owned by us resulted in goodwill of $328.4 million, which is not deductible for income tax purposes. See Note 3—Acquisitions and Divestitures and Note 8—Equity Method Investments for additional information.
Our identifiable intangible assets and carrying values are shown below and are presented in other assets on our consolidated balance sheets.

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$141.9	$(16.1)	$125.8	$50.0	$(13.2)	$36.8
TerraCair brand	10.0	(10.0)	—	10.0	(5.0)	5.0
Trade names	36.9	(0.3)	36.6	—	—	—
Total intangible assets	$188.8	$(26.4)	$162.4	$60.0	$(18.2)	$41.8
Included in the table above are intangible assets, net of accumulated amortization, identified with the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us that amounted to $133.0 million as a result of the acquisition on July 31, 2015. The intangible assets are being amortized over a remaining period of approximately 20 years. Amortization expense of our identifiable intangible assets was $1.8 million and $8.2 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2014, respectively. In early 2015, management approved a plan to discontinue the use of the TerraCair brand in the sale of DEF. Based on the discontinuation of the use of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for the remainder of 2015 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2015	$2.3
2016	9.2
2017	9.2
2018	9.2
2019	9.2
2020	9.2

8.   Equity Method Investments
In 2015, Company management approved certain plans to focus its portfolio of equity method investments, including the following actions, which are further described below.

Operating Equity Method Investments
•We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.

Non-Operating Equity Method Investments

•	We purchased the remaining 50% equity interest in GrowHow not previously owned by us. GrowHow is now wholly owned by us. See Note 3—Acquisitions and Divestitures for additional information.
•We sold our 50% ownership interest in KEYTRADE AG (Keytrade).
As of September 30, 2015 and December 31, 2014, equity method investments consist of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Operating equity method investments	$359.8	$377.6
Non-operating equity method investments	—	483.9
Investments in and advances to affiliates	$359.8	$861.5
Operating Equity Method Investments
As of September 30, 2015, our remaining operating equity method investment was a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from these equity method investments as an element of earnings from operations because these operations provide additional production and storage capacity to our operations and are integrated with our other supply chain and sales activities in the ammonia segment.
Our equity in earnings of operating equity method investments are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Equity in earnings of operating affiliates:
PLNL	$5.6	$7.9	$18.8	$23.6
Ammonia storage joint venture	—	1.5	1.2	3.7
Total equity in earnings of operating affiliates	$5.6	$9.4	$20.0	$27.3
The total carrying value of our operating equity method investment as of September 30, 2015 was $359.8 million, which was $281.6 million more than our share of the affiliate's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract is being depreciated over a remaining period of approximately 18 years and 8 years, respectively. Our equity in earnings of operating affiliates is different from our ownership interest in income reported by the unconsolidated affiliates due to amortization of basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $27.1 million and $84.2 million for the three and nine months ended September 30, 2015, respectively, and $24.1 million and $90.1 million for the three and nine months ended September 30, 2014, respectively.

Non-Operating Equity Method Investments
On July 31, 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for total consideration of $570.4 million, and GrowHow became wholly owned by us. We recorded a gain of $94.4 million on the remeasurement to fair value of our initial 50% equity interest in GrowHow. The earnings in GrowHow have been permanently reinvested. Therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment to fair value does not include the recognition of tax expense on the gain. See Note 3—Acquisitions and Divestitures for additional information.
During the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29.2 million (pre-tax loss of $40.1 million).
Equity in earnings of non-operating affiliates—net of taxes for the three months ended September 30, 2015 includes the after-tax gain on remeasurement of our initial 50% equity interest in GrowHow and our equity in losses of GrowHow through the acquisition date.
Equity in earnings of non-operating affiliates—net of taxes for the nine months ended September 30, 2015 includes our after-tax gain on remeasurement to fair value of our initial 50% equity interest in GrowHow, the after-tax loss on the sale of our interests in Keytrade and our equity in earnings (losses) of Keytrade, through the date of sale, and GrowHow, through the acquisition date.
Our equity in earnings (losses) of GrowHow and Keytrade are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Equity in earnings (losses) of non-operating affiliates—net of taxes:
GrowHow	$92.9	$9.0	$107.2	$12.1
Keytrade	—	1.6	(34.9)	3.7
Total equity in earnings (losses) of non-operating affiliates—net of taxes	$92.9	$10.6	$72.3	$15.8

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$88.3	$—	$—	$88.3
Cash equivalents:
U.S. and Canadian government obligations	829.9	—	—	829.9
Other debt securities	25.0	—	—	25.0
Total cash and cash equivalents	$943.2	$—	$—	$943.2
Restricted cash	25.9	—	—	25.9
Nonqualified employee benefit trusts	18.1	1.5	—	19.6

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71.3	$—	$—	$71.3
Cash equivalents:
U.S. and Canadian government obligations	1,916.3	—	—	1,916.3
Other debt securities	9.0	—	—	9.0
Total cash and cash equivalents	$1,996.6	$—	$—	$1,996.6
Restricted cash	86.1	—	—	86.1
Nonqualified employee benefit trusts	17.4	2.0	—	19.4
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2015 and December 31, 2014 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$854.9	$854.9	$—	$—
Restricted cash	25.9	25.9	—	—
Derivative assets	3.2	—	3.2	—
Nonqualified employee benefit trusts	19.6	19.6	—	—
Derivative liabilities	(121.6)	—	(121.6)	—

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,925.3	$1,925.3	$—	$—
Restricted cash	86.1	86.1	—	—
Derivative assets	0.5	—	0.5	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(48.4)	—	(48.4)	—
Cash Equivalents
As of September 30, 2015 and December 31, 2014, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintain a cash account for which the use of the funds is restricted. As of September 30, 2015 and December 31, 2014, restricted cash consists of an account that was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions, formerly ThyssenKrupp Uhde, a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas options and foreign currency forward contracts traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions and large energy companies. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized unrelated third party. The currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 13—Derivative Financial Instruments for additional information.
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
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,592.6	$5,694.6	$4,592.5	$4,969.3
The fair value of our long-term debt was based on quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs.

The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of the nature of the investments and their short-term maturities.
10.     Income Taxes
Our income tax provision for the three months ended September 30, 2015 was $20.1 million on pre-tax income of $24.6 million, or an effective tax rate of 81.7%, compared to an income tax provision of $70.5 million on pre-tax income of $200.5 million, or an effective tax rate of 35.2%, for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 is impacted by the lower level of earnings in the seasonal slower third quarter, plus the year-to-date impact of certain transactional expenses that are not deductible for tax purposes, which increase the quarterly effective tax rate.
Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of the noncontrolling interest, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest in Terra Nitrogen Company, L.P. (TNCLP), which does not record an income tax provision.
During the third quarter of 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us and recognized a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow. The earnings in GrowHow have been permanently reinvested. Therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain.
We recorded an income tax benefit of $11.9 million during the second quarter of 2015 for the pre-tax losses on the sale of equity method investments. The tax benefit related to the loss on the sale of our interests in Keytrade is included in equity in earnings of non-operating affiliates—net of taxes in our consolidated statements of operations. See Note 8—Equity Method Investments for additional information.
Our unrecognized tax benefits are $134.8 million as of September 30, 2015 of which approximately $96.0 million would impact our effective tax rate if these unrecognized tax benefits were to be recognized in the future.
11.     Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest on borrowings(1)	$64.8	$63.5	$191.8	$174.9
Fees on financing agreements(1)	8.5	2.3	12.3	8.2
Interest on tax liabilities	0.6	0.6	1.6	2.5
Interest capitalized	(43.6)	(20.0)	(112.5)	(48.5)
	$30.3	$46.4	$93.2	$137.1
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

12.   Financing Agreements
Revolving Credit Agreement
CF Holdings, as a guarantor, and CF Industries, as borrower, entered into a senior unsecured revolving credit agreement originally dated May 1, 2012 (the Revolving Credit Agreement), which provides a revolving credit facility for the Company.  The Revolving Credit Agreement has been amended and restated several times to, among other things, increase the size of the facility and extend the maturity date. The Revolving Credit Agreement was most recently amended and restated on September 18, 2015 to, among other things, increase the size of the credit facility to $2.0 billion, extend its maturity date to September 18, 2020, permit borrowings in U.S. dollars, Canadian dollars, Euro and Sterling, and permit the transactions contemplated by the Combination Agreement.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the currency in which the borrowing is denominated plus an applicable margin over the applicable euro currency rate or a base rate. Borrowings may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. The Revolving Credit Agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.
All obligations under the Revolving Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Revolving Credit Agreement.
As of September 30, 2015, there was $1,995.1 million of available credit under the Revolving Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of September 30, 2015 or December 31, 2014. Maximum borrowings during the three and nine months ended September 30, 2015, were $367.0 million with a weighted-average annual interest rate of 1.47%.
GrowHow Credit Agreement
GrowHow UK Group Limited as borrower and GrowHow UK Limited as guarantor entered into a £40.0 million senior unsecured credit agreement, dated October 1, 2012 (the GrowHow Credit Agreement), which provided for a revolving credit facility of up to £40.0 million with a maturity of five years.
Borrowings under the GrowHow Credit Agreement may be denominated in Sterling, Euro, U.S. dollars or other currencies from time to time permitted under the GrowHow Credit Agreement and bear interest at 1.60% plus LIBOR or EURIBOR, as applicable. Borrowings under the GrowHow Credit Agreement may be used for general corporate purposes. The GrowHow Credit Agreement requires that GrowHow UK Group Limited maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.
All obligations under the GrowHow Credit Agreement are unsecured. As of September 30, 2015, there was £40.0 million of available credit under the GrowHow Credit Agreement and there were no borrowings outstanding as of September 30, 2015, or during the period then ended.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 consisted of the following unsecured senior notes:

	September 30, 2015	December 31, 2014
	(in millions)
Public Senior Notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.2	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.2	748.1
Private Senior Notes:
4.490% due 2022	250.0	—
4.930% due 2025	500.0	—
5.030% due 2027	250.0	—
	5,592.6	4,592.5
Less: Current portion	—	—
Net long-term debt	$5,592.6	$4,592.5
On September 24, 2015, CF Industries issued in a private placement $250 million aggregate principal amount of 4.49% senior notes due October 15, 2022, $500.0 million aggregate principal amount of 4.93% senior notes due October 15, 2025 and $250 million aggregate principal amount of 5.03% senior notes due October 15, 2027 (the Private Senior Notes). The Company received proceeds of $1.0 billion from the issuance and sale of the Private Senior Notes. The Private Senior Notes are governed by the terms of a note purchase agreement (the note purchase agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually. Under the terms of the note purchase agreement, CF Industries may prepay at any time all, or from time to time any part of, any series of the Private Senior Notes, in an amount not less than 5% of the aggregate principal amount of such series of the Private Senior Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount determined as specified in the note purchase agreement. In the event of a Change in Control (as defined in the note purchase agreement), each holder of the Private Senior Notes may require CF Industries to prepay the entire unpaid principal amount of the Private Senior Notes held by such holder at a price equal to 100% of the principal amount of such Private Senior Notes together with accrued and unpaid interest thereon, but without any make-whole amount or other premium. Under the note purchase agreement, in specified circumstances, certain subsidiaries of the Company will be required to become guarantors of the obligations under the note purchase agreement. The note purchase agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants. Upon the occurrence and during the continuance of an event of default under the note purchase agreement and after any applicable cure period, subject to specified exceptions, the holder or holders of more than 50% in principal amount of the Private Senior Notes outstanding may declare all the Private Senior Notes then outstanding due and payable.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by the Company. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and

2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Bridge Credit Agreement
On September 18, 2015, CF Holdings, as a guarantor, and CF Industries, as tranche A borrower, entered into a senior unsecured 364-Day bridge credit agreement (the Bridge Credit Agreement) in connection with CF Holdings' proposed combination with the ENA Business of OCI. See Note 3—Acquisitions and Divestitures for additional information. The Bridge Credit Agreement provides for up to $4.0 billion in loans, consisting of a single borrowing of up to $1.0 billion in tranche A loans, and a single borrowing of up to $3.0 billion in tranche B loans. Loans issued under the Bridge Credit Agreement, if any, will mature 364 days after the loans are funded.
Tranche A commitments under the Bridge Credit Agreement were terminated upon issuance of the Private Senior Notes on September 24, 2015. The obligations of the lenders to fund tranche B loans under the Bridge Credit Agreement expire on August 6, 2016 (or no later than November 6, 2016, if extended pursuant to the terms thereof), or earlier as provided in the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement are voluntarily prepayable from time to time without premium or penalty and are mandatorily prepayable with, and the commitments thereunder will automatically be reduced by, the net cash proceeds from qualifying asset sales or debt or equity issuances. The obligations of the lenders to fund the tranche B loans under the Bridge Credit Agreement is subject to customary limited conditionality.
Loans, if any, made under tranche B of the Bridge Credit Agreement will be denominated in U.S. dollars and will bear interest at an applicable margin over LIBOR or a base rate and may be used to pay the cash portion, if any, of the purchase price for the purchased equity interest, as described in Note 3—Acquisitions and Divestitures, to consummate the refinancing of specified debt in connection with the transactions contemplated by the Combination Agreement, to pay fees and expenses incurred in connection with the transactions contemplated by the Bridge Credit Agreement and the Combination Agreement and, in an amount of up to $1.3 billion, for general corporate purposes.
Loans, if any, made under the tranche B of the Bridge Credit Agreement will be unsecured and will be guaranteed by CF Holdings.

13.     Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments currently covering periods through 2018. The derivatives that we use are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recorded in earnings.
As of September 30, 2015 and December 31, 2014, we had open natural gas derivative contracts for 482.5 million MMBtus and 58.7 million MMBtus, respectively. For the nine months ended September 30, 2015, we used derivatives to cover approximately 62% of our natural gas consumption.
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
As of September 30, 2015 and December 31, 2014, the notional amount of our open foreign currency derivatives was €99.0 million and €209.0 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of September 30, 2015, accumulated other comprehensive income includes $7.4 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013, and the remaining balance in accumulated other comprehensive income will be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. We expect that the amounts to be reclassified within the next twelve months will be insignificant. See Note 15—Stockholders' Equity for additional information.

The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Unrealized gain (loss) recognized in income
		Three months ended September 30,
	Location	2015	2014
		(in millions)
Natural gas derivatives	Cost of sales	$(125.9)	$12.1
Foreign exchange contracts	Other operating—net	13.2	(27.6)
Unrealized losses recognized in income		$(112.7)	$(15.5)

	Gain (loss) in income
	Three months ended September 30,
All Derivatives	2015	2014
	(in millions)
Unrealized losses	$(112.7)	$(15.5)
Realized losses	(16.2)	(20.1)
Net derivative losses	$(128.9)	$(35.6)

	Unrealized gain (loss) recognized in income
		Nine months ended September 30,
	Location	2015	2014
		(in millions)
Natural gas derivatives	Cost of sales	$(78.8)	$(39.1)
Foreign exchange contracts	Other operating—net	16.0	(40.8)
Unrealized losses recognized in income		$(62.8)	$(79.9)

	Gain (loss) in income
	Nine months ended September 30,
All Derivatives	2015	2014
	(in millions)
Unrealized losses	$(62.8)	$(79.9)
Realized (losses) gains	(75.3)	77.4
Net derivative losses	$(138.1)	$(2.5)

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2015 and December 31, 2014, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in millions)			(in millions)
Foreign exchange contracts	Other current assets	$0.5	$—	Other current liabilities	$(6.8)	$(22.4)
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	0.8	0.5	Other current liabilities	(55.3)	(26.0)
Natural gas derivatives	Other assets	1.9	—	Other liabilities	(59.5)	—
Total derivatives		$3.2	$0.5		$(121.6)	$(48.4)
Current / Noncurrent totals
	Other current assets	$1.3	$0.5	Other current liabilities	$(62.1)	$(48.4)
	Other assets	1.9	—	Other liabilities	(59.5)	—
Total derivatives		$3.2	$0.5		$(121.6)	$(48.4)
As of September 30, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $119.2 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2015
Total derivative assets	$3.2	$3.2	$—	$—
Total derivative liabilities	121.6	3.2	—	118.4
Net derivative liabilities	$(118.4)	$—	$—	$(118.4)
December 31, 2014
Total derivative assets	$0.5	$0.5	$—	$—
Total derivative liabilities	48.4	0.5	—	47.9
Net derivative liabilities	$(47.9)	$—	$—	$(47.9)
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

14.   Noncontrolling Interest
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
In each of the applicable quarters of 2015 and 2014, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2015 and 2014, were $83.1 million and $102.7 million, respectively.
As of September 30, 2015, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
A reconciliation of the beginning and ending balances of TNCLP's noncontrolling interest and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Nine months ended September 30,
	2015	2014
	(in millions)
Noncontrolling interest:
Beginning balance	$362.8	$362.3
Earnings attributable to noncontrolling interest	24.7	33.7
Declaration of distributions payable	(32.0)	(37.8)
Ending balance	$355.5	$358.2
Distributions payable to noncontrolling interest:
Beginning balance	$—	$—
Declaration of distributions payable	32.0	37.8
Distributions to noncontrolling interest	(32.0)	(37.8)
Ending balance	$—	$—

Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
Currently, no federal income taxes are paid by TNCLP due to its MLP status. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the Code), and the partnership is not required to register as an investment company under the Investment Company Act of 1940. Any change in the tax treatment of income from fertilizer-related activities as qualifying income could cause TNCLP to be treated as a corporation for federal income tax purposes, and could have a material adverse impact on unitholder distributions for unitholders who would not be entitled to a dividends received deduction or other similar offsetting deduction. If TNCLP were taxed as a corporation, under current law, due to its current ownership interest, CF Industries would qualify for a partial dividends received deduction on the dividends received from TNCLP. Therefore, we would not expect a change in the tax treatment of TNCLP to have a material impact on the consolidated financial condition or results of operations of CF Holdings.
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
15.   Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (AOCI) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2013	$31.9	$0.6	$6.5	$(81.6)	$(42.6)
Unrealized gain	—	1.0	—	—	1.0
Gain arising during the period	—	—	—	6.2	6.2
Reclassification to earnings	—	—	(2.8)	1.3	(1.5)
Effect of exchange rate changes and deferred taxes	(38.3)	(0.3)	1.0	2.1	(35.5)
Balance as of September 30, 2014	$(6.4)	$1.3	$4.7	$(72.0)	$(72.4)
Balance as of December 31, 2014	$(40.5)	$0.8	$4.7	$(124.8)	$(159.8)
Unrealized loss	—	(0.5)	—	—	(0.5)
Loss arising during the period	—	—	—	(3.6)	(3.6)
Reclassification to earnings	—	0.1	—	4.5	4.6
Impact of GrowHow acquisition	9.0	—	—	38.2	47.2
Effect of exchange rate changes and deferred taxes	(109.1)	—	—	7.6	(101.5)
Balance as of September 30, 2015	$(140.6)	$0.4	$4.7	$(78.1)	$(213.6)

Reclassifications out of AOCI to earnings during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Foreign Currency Translation Adjustment
GrowHow equity method investment remeasurement(1)	$9.0	$—	$9.0	$—
Total before tax	9.0	—	9.0	—
Tax effect	—	—	—	—
Net of tax	$9.0	$—	$9.0	$—
Unrealized (Gain) Loss on Securities
Available-for-sale securities(2)	$0.2	$—	$0.1	$—
Total before tax	0.2	—	0.1	—
Tax effect	—	—	—	—
Net of tax	$0.2	$—	$0.1	$—
Unrealized Gain (Loss) on Derivatives
Reclassification of de-designated hedges(3)	$—	$(2.8)	$—	$(2.8)
Total before tax	—	(2.8)	—	(2.8)
Tax effect	—	1.0	—	1.0
Net of tax	$—	$(1.8)	$—	$(1.8)
Defined Benefit Plans
Amortization of prior service (benefit) cost(4)	$(0.3)	$(0.2)	$(0.8)	$(0.5)
GrowHow equity method investment remeasurement(1)	38.2	—	38.2	—
Amortization of net loss(4)	1.7	0.6	5.3	1.8
Total before tax	39.6	0.4	42.7	1.3
Tax effect	(0.8)	(0.1)	(1.9)	(0.4)
Net of tax	$38.8	$0.3	$40.8	$0.9
Total reclassifications for the period	$48.0	$(1.5)	$49.9	$(0.9)

_______________________________________________________________________________

(1)
Represents the amount that was reclassified from AOCI into equity in earnings of non-operating affiliates—net of taxes as a result of the remeasurement to fair value of our initial 50% equity interest in GrowHow.

(2)	Represents the amount that was reclassified into interest income.

(3)	Represents the portion of de-designated cash flow hedges that were reclassified into income as a result of the discontinuance of certain cash flow hedges.

(4)	These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.

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

	2014 Program		2012 Program
	Shares	Amounts	Shares	Amounts
	(in millions)
Shares repurchased as of December 31, 2013	—	$—	36.7	$1,449.3
Shares repurchased in 2014:
First quarter	—	$—	16.0	$793.9
Second quarter	—	—	15.4	756.8
Third quarter	—	—	—	—
Fourth quarter	7.0	372.8	—	—
Total shares repurchased in 2014	7.0	372.8	31.4	1,550.7
Shares repurchased as of December 31, 2014	7.0	$372.8	68.1	$3,000.0
Shares repurchased in 2015:
First quarter	4.1	$236.6
Second quarter	4.5	268.1
Third quarter	0.3	22.5
Total shares repurchased in 2015	8.9	527.2
Shares repurchased as of September 30, 2015	15.9	$900.0
As of September 30, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was zero and $29.1 million, respectively.
During the nine months ended September 30, 2015 and 2014, we retired 10.7 million shares and 23.5 million shares of repurchased stock, respectively. As of September 30, 2015 and December 31, 2014, we held in treasury approximately 2.4 million and 4.2 million shares of repurchased stock, respectively.

16.   Contingencies
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
The Court granted in part and denied in part the Company's Motions for Summary Judgment in August 2015. Three cases, scheduled to begin trial on October 12, 2015, were resolved pursuant to a confidential settlement fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. We believe we have strong legal and factual defenses and intend to continue defending ourselves vigorously in the pending lawsuits.
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
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. See Note 3—Acquisitions and Divestitures for additional information. Pursuant to the terms of the Purchase Agreement, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the Purchase Agreement.
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

Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of or damages regarding the site. However, based on currently available information, we do not expect that any remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.
17.   Segment Disclosures
On July 31, 2015, we acquired the remaining 50% equity interest in GrowHow not previously owned by us. See Note 3—Acquisitions and Divestitures and Note 8—Equity Method Investments for additional information. GrowHow has nitrogen manufacturing complexes located in Ince, United Kingdom, and Billingham, United Kingdom. The Ince complex produces AN, ammonia and fertilizer compounds while the Billingham complex produces AN and ammonia. Our reportable segment structure reflects how our CODM, as defined under U.S. GAAP, assesses the performance of our reportable segments and makes decisions about resource allocation. In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the GrowHow acquisition. Our reportable segments now consist of ammonia, granular urea, UAN, AN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis.
We sold our phosphate mining and manufacturing business during the first quarter of 2014. See Note 3—Acquisitions and Divestitures for additional information. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases.
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

Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2015 and 2014 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Three months ended September 30, 2015
Net sales	$260.9	$170.7	$349.3	$79.5	$67.0	$—	$927.4
Cost of sales	206.7	131.8	276.5	96.7	50.7	—	762.4
Gross margin	$54.2	$38.9	$72.8	$(17.2)	$16.3	$—	165.0
Total other operating costs and expenses							112.1
Equity in earnings of operating affiliates							5.6
Operating earnings							$58.5
Three months ended September 30, 2014
Net sales	$232.1	$199.6	$392.9	$54.9	$41.9	$—	$921.4
Cost of sales	168.6	120.7	257.2	46.0	27.8	—	620.3
Gross margin	$63.5	$78.9	$135.7	$8.9	$14.1	$—	301.1
Total other operating costs and expenses							63.9
Equity in earnings of operating affiliates							9.4
Operating earnings							$246.6

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Nine months ended September 30, 2015
Net sales	$1,147.6	$593.9	$1,112.4	$178.9	$159.7	$—	$3,192.5
Cost of sales	634.5	324.3	678.3	179.1	109.6	—	1,925.8
Gross margin	$513.1	$269.6	$434.1	$(0.2)	$50.1	$—	1,266.7
Total other operating costs and expenses							230.7
Equity in earnings of operating affiliates							20.0
Operating earnings							$1,056.0
Nine months ended September 30, 2014
Net sales	$1,109.3	$683.4	$1,249.3	$187.0	$129.3	$168.4	$3,526.7
Cost of sales	693.1	378.1	730.2	140.3	92.5	158.3	2,192.5
Gross margin	$416.2	$305.3	$519.1	$46.7	$36.8	$10.1	1,334.2
Total other operating costs and expenses							160.9
Gain on sale of phosphate business							747.1
Equity in earnings of operating affiliates							27.3
Operating earnings							$1,947.7
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the Public Senior Notes issued by CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Public Senior Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statement on Form S-3 filed by Parent and CF Industries with the SEC on April 22, 2013. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020. As of September 30, 2015, none of such subsidiaries of Parent was, or was required to be, a guarantor to the Public Senior Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three and nine months ended September 30, 2015 and 2014, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of September 30, 2015 and December 31, 2014. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$77.5	$983.2	$(133.3)	$927.4
Cost of sales	—	84.2	811.5	(133.3)	762.4
Gross margin	—	(6.7)	171.7	—	165.0
Selling, general and administrative expenses	—	2.6	39.0	—	41.6
Transaction costs	29.6	—	7.8	—	37.4
Other operating—net	—	(3.0)	36.1	—	33.1
Total other operating costs and expenses	29.6	(0.4)	82.9	—	112.1
Equity in earnings of operating affiliates	—	—	5.6	—	5.6
Operating (losses) earnings	(29.6)	(6.3)	94.4	—	58.5
Interest expense	—	73.8	(20.8)	(22.7)	30.3
Interest income	—	(22.2)	(1.1)	22.7	(0.6)
Net (earnings) of wholly-owned subsidiaries	(109.5)	(142.6)	—	252.1	—
Other non-operating—net	—	—	4.2	—	4.2
Earnings before income taxes and equity in earnings of non-operating affiliates	79.9	84.7	112.1	(252.1)	24.6
Income tax (benefit) provision	(11.0)	(24.8)	55.9	—	20.1
Equity in earnings of non-operating affiliates—net of taxes	—	—	92.9	—	92.9
Net earnings	90.9	109.5	149.1	(252.1)	97.4
Less: Net earnings attributable to noncontrolling interest	—	—	6.5	—	6.5
Net earnings attributable to common stockholders	$90.9	$109.5	$142.6	$(252.1)	$90.9

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$90.9	$109.5	$149.1	$(252.1)	$97.4
Other comprehensive income (losses)	(7.8)	(7.8)	(7.8)	15.6	(7.8)
Comprehensive income	83.1	101.7	141.3	(236.5)	89.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	6.5	—	6.5
Comprehensive income attributable to common stockholders	$83.1	$101.7	$134.8	$(236.5)	$83.1

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$269.4	$3,380.0	$(456.9)	$3,192.5
Cost of sales	—	276.1	2,106.6	(456.9)	1,925.8
Gross margin	—	(6.7)	1,273.4	—	1,266.7
Selling, general and administrative expenses	2.3	3.5	113.8	—	119.6
Transaction costs	29.6	—	7.8	—	37.4
Other operating—net	—	(8.6)	82.3	—	73.7
Total other operating costs and expenses	31.9	(5.1)	203.9	—	230.7
Equity in earnings of operating affiliates	—	—	20.0	—	20.0
Operating (losses) earnings	(31.9)	(1.6)	1,089.5	—	1,056.0
Interest expense	—	204.6	(74.1)	(37.3)	93.2
Interest income	—	(36.8)	(1.7)	37.3	(1.2)
Net (earnings) of wholly-owned subsidiaries	(693.4)	(799.6)	—	1,493.0	—
Other non-operating—net	(0.1)	—	4.8	—	4.7
Earnings before income taxes and equity in earnings of non-operating affiliates	661.6	630.2	1,160.5	(1,493.0)	959.3
Income tax (benefit) provision	(11.8)	(63.2)	408.5	—	333.5
Equity in earnings of non-operating affiliates—net of taxes	—	—	72.3	—	72.3
Net earnings	673.4	693.4	824.3	(1,493.0)	698.1
Less: Net earnings attributable to noncontrolling interest	—	—	24.7	—	24.7
Net earnings attributable to common stockholders	$673.4	$693.4	$799.6	$(1,493.0)	$673.4

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$673.4	$693.4	$824.3	$(1,493.0)	$698.1
Other comprehensive income (losses)	(53.8)	(53.8)	(52.9)	106.7	(53.8)
Comprehensive income	619.6	639.6	771.4	(1,386.3)	644.3
Less: Comprehensive income attributable to noncontrolling interest	—	—	24.7	—	24.7
Comprehensive income attributable to common stockholders	$619.6	$639.6	$746.7	$(1,386.3)	$619.6

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$106.5	$987.7	$(172.8)	$921.4
Cost of sales	—	106.5	686.6	(172.8)	620.3
Gross margin	—	—	301.1	—	301.1
Selling, general and administrative expenses	0.6	8.4	29.2	—	38.2
Other operating—net	(0.1)	(3.2)	29.0	—	25.7
Total other operating costs and expenses	0.5	5.2	58.2	—	63.9
Equity in earnings of operating affiliates	—	—	9.4	—	9.4
Operating (losses) earnings	(0.5)	(5.2)	252.3	—	246.6
Interest expense	—	65.8	(19.4)	—	46.4
Interest income	—	(0.1)	(0.1)	—	(0.2)
Net (earnings) of wholly-owned subsidiaries	(131.2)	(178.1)	—	309.3	—
Other non-operating—net	—	—	(0.1)	—	(0.1)
Earnings before income taxes and equity in earnings of non-operating affiliates	130.7	107.2	271.9	(309.3)	200.5
Income tax (benefit) provision	(0.2)	(24.0)	94.7	—	70.5
Equity in earnings of non-operating affiliates—net of taxes	—	—	10.6	—	10.6
Net earnings	130.9	131.2	187.8	(309.3)	140.6
Less: Net earnings attributable to noncontrolling interest	—	—	9.7	—	9.7
Net earnings attributable to common stockholders	$130.9	$131.2	$178.1	$(309.3)	$130.9

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$130.9	$131.2	$187.8	$(309.3)	$140.6
Other comprehensive income (losses)	(50.0)	(50.0)	(50.2)	100.2	(50.0)
Comprehensive income	80.9	81.2	137.6	(209.1)	90.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	9.7	—	9.7
Comprehensive income attributable to common stockholders	$80.9	$81.2	$127.9	$(209.1)	$80.9

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$574.2	$3,764.5	$(812.0)	$3,526.7
Cost of sales	—	390.5	2,614.0	(812.0)	2,192.5
Gross margin	—	183.7	1,150.5	—	1,334.2
Selling, general and administrative expenses	2.2	10.1	107.1	—	119.4
Other operating—net	(0.1)	(3.5)	45.1	—	41.5
Total other operating costs and expenses	2.1	6.6	152.2	—	160.9
Gain on sale of phosphate business	—	761.5	(14.4)	—	747.1
Equity in earnings of operating affiliates	—	—	27.3	—	27.3
Operating (losses) earnings	(2.1)	938.6	1,011.2	—	1,947.7
Interest expense	—	181.1	(43.8)	(0.2)	137.1
Interest income	—	(0.3)	(0.6)	0.2	(0.7)
Net (earnings) of wholly-owned subsidiaries	(1,153.3)	(686.0)	—	1,839.3	—
Other non-operating—net	(0.1)	—	0.6	—	0.5
Earnings before income taxes and equity in earnings of non-operating affiliates	1,151.3	1,443.8	1,055.0	(1,839.3)	1,810.8
Income tax (benefit) provision	(0.7)	290.4	351.2	—	640.9
Equity in earnings of non-operating affiliates—net of taxes	—	(0.1)	15.9	—	15.8
Net earnings	1,152.0	1,153.3	719.7	(1,839.3)	1,185.7
Less: Net earnings attributable to noncontrolling interest	—	—	33.7	—	33.7
Net earnings attributable to common stockholders	$1,152.0	$1,153.3	$686.0	$(1,839.3)	$1,152.0

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,152.0	$1,153.3	$719.7	$(1,839.3)	$1,185.7
Other comprehensive income (losses)	(29.8)	(29.8)	(30.0)	59.8	(29.8)
Comprehensive income	1,122.2	1,123.5	689.7	(1,779.5)	1,155.9
Less: Comprehensive income attributable to noncontrolling interest	—	—	33.7	—	33.7
Comprehensive income attributable to common stockholders	$1,122.2	$1,123.5	$656.0	$(1,779.5)	$1,122.2

Condensed Consolidating Balance Sheet

	September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1.0	$4.4	$937.8	$—	$943.2
Restricted cash	—	—	25.9	—	25.9
Accounts and notes receivable—net	0.4	2,427.2	1,082.2	(3,257.9)	251.9
Inventories	—	—	329.8	—	329.8
Deferred income taxes	—	—	67.8	—	67.8
Prepaid income taxes	—	—	111.0	—	111.0
Other current assets	—	13.1	21.5	—	34.6
Total current assets	1.4	2,444.7	2,576.0	(3,257.9)	1,764.2
Property, plant and equipment—net	—	—	7,939.6	—	7,939.6
Investments in and advances to affiliates	4,371.4	8,253.0	359.8	(12,624.4)	359.8
Due from affiliates	570.7	—	2.2	(572.9)	—
Goodwill	—	—	2,407.2	—	2,407.2
Other assets	—	72.9	326.1	—	399.0
Total assets	$4,943.5	$10,770.6	$13,610.9	$(16,455.2)	$12,869.8
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$831.5	$134.0	$3,117.8	$(3,257.9)	$825.4
Income taxes payable	—	0.6	3.6	—	4.2
Customer advances	—	—	381.9	—	381.9
Other current liabilities	—	—	62.1	—	62.1
Total current liabilities	831.5	134.6	3,565.4	(3,257.9)	1,273.6
Long-term debt	—	5,592.6	—	—	5,592.6
Deferred income taxes	—	64.0	845.5	—	909.5
Due to affiliates	—	572.9	—	(572.9)	—
Other liabilities	—	35.2	591.4	—	626.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	2.4	—	1.1	(1.1)	2.4
Paid-in capital	1,374.6	(12.6)	8,365.0	(8,352.4)	1,374.6
Retained earnings	3,101.3	4,597.5	83.7	(4,681.2)	3,101.3
Treasury stock	(152.7)	—	—	—	(152.7)
Accumulated other comprehensive income (loss)	(213.6)	(213.6)	(213.1)	426.7	(213.6)
Total stockholders' equity	4,112.0	4,371.3	8,253.1	(12,624.4)	4,112.0
Noncontrolling interest	—	—	355.5	—	355.5
Total equity	4,112.0	4,371.3	8,608.6	(12,624.4)	4,467.5
Total liabilities and equity	$4,943.5	$10,770.6	$13,610.9	$(16,455.2)	$12,869.8

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$105.7	$1,890.9	$—	$1,996.6
Restricted cash	—	—	86.1	—	86.1
Accounts and notes receivable—net	—	2,286.5	651.9	(2,746.9)	191.5
Inventories	—	—	202.9	—	202.9
Deferred income taxes	—	—	84.0	—	84.0
Prepaid income taxes	1.9	—	34.8	(1.9)	34.8
Other current assets	—	—	18.6	—	18.6
Total current assets	1.9	2,392.2	2,969.2	(2,748.8)	2,614.5
Property, plant and equipment—net	—	—	5,525.8	—	5,525.8
Investments in and advances to affiliates	6,212.5	9,208.7	861.5	(15,421.2)	861.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,092.8	—	2,092.8
Other assets	—	65.1	178.5	—	243.6
Total assets	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,575.4	$207.7	$553.8	$(2,747.0)	$589.9
Income taxes payable	—	10.8	7.1	(1.9)	16.0
Customer advances	—	—	325.4	—	325.4
Other current liabilities	—	—	48.4	—	48.4
Total current liabilities	2,575.4	218.5	934.7	(2,748.9)	979.7
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	34.8	783.8	—	818.6
Due to affiliates	—	572.4	—	(572.4)	—
Other liabilities	—	35.3	339.6	—	374.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock(1)	2.5	—	1.1	(1.1)	2.5
Paid-in capital(1)	1,413.9	(12.6)	8,283.5	(8,270.9)	1,413.9
Retained earnings	3,175.3	6,384.9	1,067.8	(7,452.7)	3,175.3
Treasury stock(1)	(222.2)	—	—	—	(222.2)
Accumulated other comprehensive income (loss)	(159.8)	(159.8)	(160.2)	320.0	(159.8)
Total stockholders' equity	4,209.7	6,212.5	9,208.6	(15,421.1)	4,209.7
Noncontrolling interest	—	—	362.8	—	362.8
Total equity	4,209.7	6,212.5	9,571.4	(15,421.1)	4,572.5
Total liabilities and equity	$6,785.1	$11,666.0	$11,629.5	$(18,742.4)	$11,338.2
_______________________________________________________________________________

(1)December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$673.4	$693.4	$824.3	$(1,493.0)	$698.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11.4	336.6	—	348.0
Deferred income taxes	—	29.7	(36.0)	—	(6.3)
Stock-based compensation expense	13.0	—	0.3	—	13.3
Excess tax benefit from stock-based compensation	(2.4)	—	—	—	(2.4)
Unrealized gain on derivatives	—	—	70.5	—	70.5
Gain on remeasurement of GrowHow investment	—	—	(94.4)	—	(94.4)
Loss on sale of equity method investments	—	—	42.8	—	42.8
Loss on disposal of property, plant and equipment	—	—	18.1	—	18.1
Undistributed (earnings) loss of affiliates—net	(693.4)	(799.5)	(1.8)	1,493.0	(1.7)
Due to/from affiliates—net	2.4	0.4	(2.8)	—	—
Changes in:
Accounts and notes receivable—net	(0.3)	18.0	140.5	(143.2)	15.0
Inventories	—	—	(71.8)	—	(71.8)
Accrued and prepaid income taxes	2.0	(10.2)	(60.4)	—	(68.6)
Accounts and notes payable and accrued expenses	6.6	(79.5)	(38.7)	143.2	31.6
Customer advances	—	—	56.5	—	56.5
Other—net	—	0.4	22.4	—	22.8
Net cash provided by (used in) operating activities	1.3	(135.9)	1,206.1	—	1,071.5
Investing Activities:
Additions to property, plant and equipment	—	—	(1,791.3)	—	(1,791.3)
Proceeds from sale of property, plant and equipment	—	—	9.1	—	9.1
Proceeds from sale of equity method investment	—	—	12.8	—	12.8
Purchase of GrowHow, net of cash acquired	—	—	(553.9)	—	(553.9)
Withdrawals from restricted cash funds	—	—	60.2	—	60.2
Other—net	—	(81.5)	(35.8)	81.5	(35.8)
Net cash used in investing activities	—	(81.5)	(2,298.9)	81.5	(2,298.9)
Financing Activities:
Proceeds from long-term borrowings	—	1,000.0	—	—	1,000.0
Proceeds from short-term borrowings	545.3	(488.6)	310.3	—	367.0
Payments of short-term borrowings	—	(367.0)	—		(367.0)
Financing fees	—	(28.3)	—	—	(28.3)
Dividends paid on common stock	(212.4)	(212.4)	(212.4)	424.8	(212.4)
Distributions to noncontrolling interest	—	—	(32.0)	—	(32.0)
Purchases of treasury stock	(556.3)	—	—	—	(556.3)
Issuances of common stock under employee stock plans	8.3	—	—	—	8.3
Excess tax benefit from stock-based compensation	2.4	—	—	—	2.4
Dividends to/from affiliates	212.4	212.4	—	(424.8)	—
Other—net	—	—	81.5	(81.5)	—
Net cash (used in) provided by financing activities	(0.3)	116.1	147.4	(81.5)	181.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.7)	—	(7.7)
Increase (Decrease) in cash and cash equivalents	1.0	(101.3)	(953.1)	—	(1,053.4)
Cash and cash equivalents at beginning of period	—	105.7	1,890.9	—	1,996.6
Cash and cash equivalents at end of period	$1.0	$4.4	$937.8	$—	$943.2

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,152.0	$1,153.3	$719.7	$(1,839.3)	$1,185.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	5.0	293.5	—	298.5
Deferred income taxes	—	—	15.6	—	15.6
Stock-based compensation expense	13.4	—	0.2	—	13.6
Excess tax benefit from stock-based compensation	(8.7)	—	—	—	(8.7)
Unrealized loss on derivatives	—	—	67.6	—	67.6
Gain on sale of phosphate business	—	(761.5)	14.4	—	(747.1)
Loss on disposal of property, plant and equipment	—	—	2.5	—	2.5
Undistributed loss (earnings) of affiliates—net	(1,153.3)	(686.0)	(39.2)	1,839.3	(39.2)
Due to/from affiliates—net	8.7	1.8	(10.5)	—	—
Changes in:
Accounts and notes receivable—net	(7.5)	(241.8)	743.9	(397.5)	97.1
Inventories	—	4.4	9.2	—	13.6
Accrued and prepaid income taxes	(0.7)	290.4	(359.7)	—	(70.0)
Accounts and notes payable and accrued expenses	(3.3)	270.2	(671.6)	397.5	(7.2)
Customer advances	—	—	340.2	—	340.2
Other—net	—	5.4	9.3	—	14.7
Net cash provided by operating activities	0.6	41.2	1,135.1	—	1,176.9
Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(1,254.4)	—	(1,272.7)
Proceeds from sale of property, plant and equipment	—	—	10.2	—	10.2
Proceeds from sale of phosphate business	—	893.1	460.5	—	1,353.6
Sales and maturities of short-term and auction rate securities	—	5.0	—	—	5.0
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	513.4	—	513.4
Other—net	—	—	17.4	—	17.4
Net cash provided by (used in) investing activities	—	879.8	(757.9)	—	121.9
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,569.9	(2,176.1)	606.2	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Dividends paid on common stock	(181.3)	(181.3)	(181.3)	362.5	(181.4)
Dividends to/from affiliates	181.3	181.2	—	(362.5)	—
Distributions to noncontrolling interest	—	—	(37.8)	—	(37.8)
Purchases of treasury stock	(1,591.2)	—	—	—	(1,591.2)
Issuances of common stock under employee stock plans	12.0	—	—	—	12.0
Excess tax benefit from stock-based compensation	8.7	—	—	—	8.7
Other—net	—	(1.0)	(42.0)	—	(43.0)
Net cash (used in) provided by financing activities	(0.6)	(699.0)	345.1	—	(354.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3.9)	—	(3.9)
Increase in cash and cash equivalents	—	222.0	718.4	—	940.4
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8
Cash and cash equivalents at end of period	$0.1	$242.4	$2,408.7	$—	$2,651.2

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Strategic Initiatives

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Third Quarter of 2015 Compared to Third Quarter of 2014

•	Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana manufacturing facility, Yazoo City, Mississippi manufacturing facility, and our Billingham, United Kingdom manufacturing facility.
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business to The Mosaic Company (Mosaic) pursuant to the terms of an Asset Purchase Agreement dated as of October 28, 2013, among CF Industries Holdings, Inc., CF Industries and Mosaic for approximately $1.4 billion in cash. See the section titled Items Affecting Comparability of Results for further information on this transaction and its impact.

Our principal assets include:

•
six North American nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

•
two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce AN, ammonia and fertilizer compounds and serve primarily the British agricultural and industrial markets;

•
a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly-traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
In 2015, we have entered into a number of strategic agreements and transactions as follows:

•
We agreed to acquire the remaining 50% equity interest in GrowHow UK Group Limited not previously owned by us. On July 31, 2015, we completed the GrowHow acquisition for total consideration of $570.4 million, and GrowHow became wholly owned by us. This transaction added GrowHow’s nitrogen manufacturing complexes in Ince, United Kingdom and Billingham, United Kingdom to our consolidated manufacturing capacity. The impact of this acquisition is summarized below in the section titled Items Affecting Comparability of Results.

•	We sold our interests in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, to the other key principals of Keytrade.

•	We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.

•
We entered into a definitive agreement (as amended, the Combination Agreement) under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI).  This transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands, and Wever, Iowa; its interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business. Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company domiciled in the United Kingdom. This transaction is expected to close in 2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other customary closing conditions. See Strategic Initiatives—Agreement to Combine with Certain of OCI N.V.’s Businesses below, for further details on this transaction.

•
We agreed to enter into a strategic venture with CHS Inc. (CHS). CHS will purchase a minority equity interest in CF Industries Nitrogen, LLC (CFN), a wholly-owned subsidiary of ours, for $2.8 billion, and will be entitled to semi-annual profit distributions from CFN. We also entered into a supply agreement with CHS (Supply Agreement), pursuant to which CHS will have the right to purchase annually from us up to 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. The strategic venture with CHS is expected to take effect in the first quarter of 2016, subject to the satisfaction of certain conditions. See Strategic Initiatives—Agreement to Form Strategic Venture with CHS below, for further details on this strategic venture.

Items Affecting Comparability of Results
GrowHow Acquisition
On July 31, 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow UK Group Limited (GrowHow Group) not previously owned by us for total consideration of $570.4 million, and GrowHow Group became a wholly-owned subsidiary. GrowHow UK Limited, a wholly-owned subsidiary of GrowHow Group, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. We refer to GrowHow Group and GrowHow UK Limited collectively as GrowHow. We recorded a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow that is included in equity in earnings of non-operating affiliates—net of taxes for the three and nine months ended September 30, 2015. This transaction increased our manufacturing capacity with the acquisition of GrowHow’s nitrogen manufacturing complexes in Ince and Billingham, United Kingdom. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK fertilizer compound plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant. See Note 3—Acquisitions and Divestitures to our unaudited interim consolidated financial statements included in Part I of this report for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the GrowHow acquisition on July 31, 2015.
The financial results of GrowHow have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in GrowHow was accounted for as an equity method investment and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. The following table presents GrowHow’s results since July 31, 2015, the date it became a consolidated subsidiary, which are included within our third quarter of 2015 financial results.

	CF Holdings Reportable Segments
GrowHow	Ammonia	AN	Other	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2015
Net sales	$18.3	$43.7	$21.7	$83.7
Cost of sales	16.2	45.0	18.3	79.5
Gross margin	$2.1	$(1.3)	$3.4	$4.2
Gross margin percentage	11.5%	(3.0)%	15.7%	5.0%
New Segments
In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the GrowHow acquisition. Our reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. generally accepted accounting principles (GAAP), assesses the performance of our operating segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Our management uses gross margin to evaluate segment performance and allocate resources. Historical financial results have been restated to reflect the new segment structure on a comparable basis.
A description of our reportable segments is included in the discussion of the operating results by business segment later in this discussion and analysis.
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
Transaction Costs
In the third quarter of 2015, we incurred $37.4 million for various consulting and legal services associated with executing the strategic agreements pertaining to our proposed combination with the ENA Business of OCI and our agreement to form a strategic venture with CHS.
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
Strategic Initiatives
Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI). OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. OCI is listed on the Euronext in Amsterdam. The transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands, and Wever, Iowa; its interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. CF Holdings or its designee will also purchase a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities. Under the terms of the agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the United Kingdom, where CF Holdings is the largest fertilizer producer following the GrowHow acquisition. OCI will contribute the ENA Business to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The consideration for the 45% interest in Natgasoline is $517.5 million in cash. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration. The transaction is expected to close in 2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other customary closing conditions. The consummation of the Natgasoline portion of the transaction is subject to conditions that are in addition to the conditions to which the consummation of the transaction involving the ENA Business of OCI is subject, and the consummation of the Natgasoline portion of the transaction is not a condition to consummation of the transaction involving OCI’s ENA Business. New CF will operate under a name to be determined by CF Holdings and be led by our existing management.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement to our unaudited interim consolidated financial statements included in Part I of this report for additional information.

Agreement to Form Strategic Venture with CHS
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS Inc. (CHS). CHS will purchase a minority equity interest in CF Industries Nitrogen, LLC (CFN), a wholly-owned subsidiary of ours, for $2.8 billion. Additionally, we entered into a supply agreement with CHS (Supply Agreement), pursuant to which CHS will have the right to purchase annually from us up to 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. Pursuant to the CFN limited liability agreement, CHS will be entitled to semi-annual profit distributions from CFN in respect of its equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the Supply Agreement. The strategic venture with CHS is expected to take effect in the first quarter of 2016, subject to the satisfaction of certain conditions.
Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $90.9 million in the third quarter of 2015 compared to net earnings of $130.9 million in the same quarter of 2014, a decrease of $40.0 million, or 31%.

•
Diluted net earnings per share attributable to common stockholders decreased $0.13, or 25%, to $0.39 per share in the third quarter of 2015 from $0.52 per share in the third quarter of 2014. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 6% between the third quarter of 2014 and the third quarter of 2015 due to our share repurchase activity.

•
During the third quarter of 2015, we experienced lower net earnings compared to the third quarter of 2014 due primarily to a combination of a lower gross margin, which includes unrealized losses on natural gas derivatives, lower selling prices and increased transaction related costs. These were partly offset by a gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow related to the closing of the GrowHow acquisition on July 31, 2015.

•
Our total gross margin declined by $136.1 million, or 45%, to $165.0 million in the third quarter of 2015 from $301.1 million in the third quarter of 2014. The impact of the GrowHow acquisition increased gross margin in the current year by $4.2 million, or 1%. The remaining decline in gross margin of $140.3 million, or 47%, was impacted by the following factors:

◦	Average selling prices, primarily ammonia, decreased by 8%, which reduced gross margin by $97.9 million, as international nitrogen fertilizer selling prices declined as global supply exceeded demand;

◦
Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $138.0 million as the third quarter of 2015 included a $125.9 million loss and the third quarter of 2014 included a $12.1 million gain;

◦
Natural gas costs decreased in the third quarter of 2015 and increased gross margin by $96.1 million as compared to the third quarter of 2014. These costs include the impact of natural gas derivatives that settled in the period; and

◦	Volume decreased by 1%, which increased gross margin by $8.2 million due to a shift in product sales mix.

•
Our third quarter 2015 results included a $94.4 million gain as a result of the remeasurement to fair value of our initial 50% equity interest in GrowHow ($94.4 million after tax), $125.9 million of unrealized net mark-to-market losses ($79.2 million after tax) on natural gas derivatives, $37.4 million of transaction costs ($23.5 million after tax), $14.9 million of expenses ($9.4 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $0.2 million of realized and unrealized net losses ($0.1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $130.9 million for the third quarter of 2014 included $12.1 million of unrealized net mark-to-market gains ($7.7 million after tax) on natural gas derivatives, $27.2 million of realized and unrealized net losses ($17.2 million after tax) on foreign currency derivatives related to our capacity expansion projects and $6.8 million of expenses ($4.3 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our total net sales increased $6.0 million, or 1%, in the third quarter of 2015 compared to the third quarter of 2014 including the addition on July 31, 2015 of GrowHow which increased net sales by $83.7 million, or 9%. The remaining decline in our net sales of $77.7 million, or 8%, was due to an 8% decrease in average selling prices and a 1% decrease in sales volume.

•
Net cash provided by operating activities during the first nine months of 2015 was $1,071.5 million as compared to $1,176.9 million in the first nine months of 2014. The $105.4 million decrease in net cash provided by operating activities resulted from unfavorable working capital changes during the first nine months of 2015 as compared to the first nine months of 2014. Unfavorable working capital changes during the first nine months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. Additionally, unfavorable working capital changes occurred in inventory as we entered 2015 with low inventory levels, resulting in an increase in inventory in the first nine months of 2015, as compared to a reduction in inventory during the first nine months of 2014.

•
Net cash used in investing activities was $2,298.9 million in the first nine months of 2015 as compared to net cash provided by investing activities of $121.9 million in the first nine months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business. During the first nine months of 2015, capital expenditures totaled $1,791.3 million compared to $1,272.7 million in the first nine months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. We also completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for a net cash payment of $553.9 million, which was net of cash acquired of $18.8 million.

•
During the third quarter of 2015, we purchased 0.3 million shares of our common stock at an average price of $63 per share, representing 0.1% of the prior year-end outstanding shares, at a cost of $22.5 million.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$927.4	$921.4	$6.0	1%	$3,192.5	$3,526.7	$(334.2)	(9)%
Cost of sales	762.4	620.3	142.1	23%	1,925.8	2,192.5	(266.7)	(12)%
Gross margin	165.0	301.1	(136.1)	(45)%	1,266.7	1,334.2	(67.5)	(5)%
Gross margin percentage	17.8%	32.7%	(14.9)%		39.7%	37.8%	1.9%
Selling, general and administrative expenses	41.6	38.2	3.4	9%	119.6	119.4	0.2	—%
Transaction costs	37.4	—	37.4	N/M	37.4	—	37.4	N/M
Other operating—net	33.1	25.7	7.4	29%	73.7	41.5	32.2	78%
Total other operating costs and expenses	112.1	63.9	48.2	75%	230.7	160.9	69.8	43%
Gain on sale of phosphate business	—	—	—	—%	—	747.1	(747.1)	(100)%
Equity in earnings of operating affiliates	5.6	9.4	(3.8)	(40)%	20.0	27.3	(7.3)	(27)%
Operating earnings	58.5	246.6	(188.1)	(76)%	1,056.0	1,947.7	(891.7)	(46)%
Interest expense—net	29.7	46.2	(16.5)	(36)%	92.0	136.4	(44.4)	(33)%
Other non-operating—net	4.2	(0.1)	4.3	N/M	4.7	0.5	4.2	N/M
Earnings before income taxes and equity in earnings of non-operating affiliates	24.6	200.5	(175.9)	(88)%	959.3	1,810.8	(851.5)	(47)%
Income tax provision	20.1	70.5	(50.4)	(71)%	333.5	640.9	(307.4)	(48)%
Equity in earnings of non-operating affiliates—net of taxes	92.9	10.6	82.3	N/M	72.3	15.8	56.5	N/M
Net earnings	97.4	140.6	(43.2)	(31)%	698.1	1,185.7	(487.6)	(41)%
Less: Net earnings attributable to noncontrolling interest	6.5	9.7	(3.2)	(33)%	24.7	33.7	(9.0)	(27)%
Net earnings attributable to common stockholders	$90.9	$130.9	$(40.0)	(31)%	$673.4	$1,152.0	$(478.6)	(42)%
Diluted net earnings per share attributable to common stockholders(1)	$0.39	$0.52	$(0.13)	(25)%	$2.84	$4.43	$(1.59)	(36)%
Diluted weighted-average common shares outstanding(1)	234.0	249.3	(15.3)	(6)%	236.9	259.9	(23.0)	(9)%
Dividends declared per common share(1)	$0.30	$0.30	$—	—%	$0.90	$0.70	$0.20	29%
Supplemental Data:
Purchased natural gas costs (per MMBtu)(2)	$3.02	$4.05	$(1.03)	(25)%	$2.86	$4.65	$(1.79)	(38)%
Realized derivatives loss (gain) (per MMBtu)(3)	0.05	0.34	(0.29)	85%	0.21	(0.34)	0.55	162%
Cost of natural gas (per MMBtu)	$3.07	$4.39	$(1.32)	(30)%	$3.07	$4.31	$(1.24)	(29)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.75	$3.94	$(1.19)	(30)%	$2.78	$4.52	$(1.74)	(38)%
Average daily market price of natural gas (per MMBtu) National Balancing Point (UK)	$6.44	—	—	—%	—	—	—	—%
Capital expenditures	$759.4	$587.7	$171.7	29%	$1,791.3	$1,272.7	$518.6	41%
Production volume by product tons (000s):
Ammonia(4)	1,915	1,711	204	12%	5,575	5,258	317	6%
Granular urea	544	565	(21)	(4)%	1,762	1,757	5	—%
UAN (32%)	1,372	1,379	(7)	(1)%	4,286	4,313	(27)	(1)%
AN	365	251	114	45%	796	714	82	11%
______________________________________________________________________________
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
Third Quarter of 2015 Compared to Third Quarter of 2014
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN, other, and phosphate and include the results of GrowHow as a result of our acquisition that closed on July 31, 2015.
Our total gross margin declined by $136.1 million, or 45%, to $165.0 million in the third quarter of 2015 from $301.1 million in the third quarter of 2014. The impact of the GrowHow acquisition increased gross margin in the current year by $4.2 million, or 1%. The remaining decline in gross margin of $140.3 million, or 47%, was impacted by the following factors:

•
Average selling prices, primarily ammonia, UAN and granular urea, decreased by 8%, which reduced gross margin by $97.9 million, as international nitrogen fertilizer prices declined as global supply exceeded demand;

•
Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $138.0 million as the third quarter of 2015 included a $125.9 million loss and the third quarter of 2014 included a $12.1 million gain;

•
Natural gas costs decreased in the third quarter of 2015 and increased gross margin by $96.1 million as compared to the third quarter of 2014. These costs include the impact of natural gas derivatives that settled in the period; and

•	Volume decreased by 1%, which increased gross margin by $8.2 million due to a shift in product sales mix.
Net earnings attributable to common stockholders of $90.9 million in the third quarter of 2015 included a $94.4 million gain as a result of the remeasurement to fair value of our initial 50% equity interest in GrowHow ($94.4 million after tax), $125.9 million of unrealized net mark-to-market losses ($79.2 million after tax) on natural gas derivatives, $37.4 million of transaction costs ($23.5 million after tax), $14.9 million of expenses ($9.4 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $0.2 million of realized and unrealized net losses ($0.1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $130.9 million for the third quarter of 2014 included $12.1 million of unrealized net mark-to-market gains ($7.7 million after tax) on natural gas derivatives, $27.2 million of realized and unrealized net losses ($17.2 million after tax) on foreign currency derivatives related to our capacity expansion projects and $6.8 million of expenses ($4.3 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Our total net sales increased $6.0 million, or 1%, to $927.4 million in the third quarter of 2015 compared to $921.4 million in the third quarter of 2014 due primarily to the recent acquisition on July 31, 2015 of GrowHow which increased net sales by $83.7 million, or 9%. The remaining decline in our net sales of $77.7 million, or 8%, was due to an 8% decrease in average selling prices and a 1% decrease in sales volume. Average selling prices were $289 per ton in the third quarter of 2015 compared to $313 per ton in the third quarter of 2014 due primarily to lower ammonia, UAN and granular urea selling prices in 2015. Ammonia selling prices were lower due to higher sales volume of lower-priced export and domestic spot sales combined with excess global supply availability weighing on global nitrogen fertilizer selling prices. UAN and granular urea selling prices were lower primarily due to the excess global supply availability.
Our total sales volume increased 9%. The impact of the GrowHow acquisition increased our sales volume by 10%. The remaining decline in our sales volume of 1% was due primarily to lower UAN and AN volume. Our UAN sales volume was lower due to reduced supply availability as a result of a 75 day plant turnaround and refurbishment at our Woodward, Oklahoma complex during the third quarter of 2015. Our AN volume was lower as a result of weak domestic demand.
Cost of Sales
Our total cost of sales increased $142.1 million, or 23%, from the third quarter of 2014 to the third quarter of 2015 including the impact of the GrowHow acquisition which increased cost of sales by $79.5 million, or 13%. The remaining increase in our cost of sales of $62.6 million, or 10%, was due primarily to higher unrealized net mark-to-market losses on natural gas derivatives partly offset by lower realized natural gas costs. Cost of sales per ton averaged $234 in the third quarter of 2015, an 11% increase from the $210 per ton in the same quarter of 2014 primarily due to higher unrealized net mark-to-market losses on natural gas derivatives that increased cost by $138.0 million as the third quarter of 2015 included a $125.9 million loss compared to the third quarter of 2014 which included a $12.1 million gain. This was partly offset by lower realized natural gas costs in the third quarter of 2015 as the combined impact of lower purchased natural gas costs and natural gas derivatives that settled in the period decreased 30% compared to the third quarter of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.4 million to $41.6 million in the third quarter of 2015 from $38.2 million in the same quarter of 2014 due primarily to the acquisition of GrowHow on July 31, 2015.
Transaction Costs
In the third quarter of 2015, we incurred $37.4 million for various consulting and legal services associated primarily with executing the strategic agreements pertaining to the proposed combination with the ENA Business of OCI and our agreement to form a strategic venture with CHS.
Other Operating—Net
Other operating—net was $33.1 million of expense in the third quarter of 2015 compared to $25.7 million of expense in the same quarter of 2014. The increased expense was due primarily to higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL. Equity in earnings of operating affiliates was $5.6 million in the third quarter of 2015 compared to $9.4 million in the third quarter of 2014. The decrease was due primarily to lower operating results from PLNL including lower average selling prices.
Interest Expense—Net
Net interest expense was $29.7 million in the third quarter of 2015 compared to $46.2 million in the third quarter of 2014. The $16.5 million decrease was due primarily to higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $43.6 million and $20.0 million in the third quarter of 2015 and 2014, respectively. This decrease was partly offset by loan arrangement fees for our new bridge credit facility related to the OCI combination agreement.
Income Taxes
Our income tax provision for the third quarter of 2015 was $20.1 million on pre-tax income of $24.6 million, or an effective tax rate of 81.7%, compared to an income tax provision of $70.5 million on pre-tax income of $200.5 million, or an effective tax rate of 35.2% in the prior year third quarter. Our effective tax rate in the third quarter of 2015 is impacted by the lower level of earnings in the seasonal slower third quarter, plus the year-to-date impact of certain transactional expenses that are not deductible for tax purposes, which increase the quarterly effective tax rate.
During the third quarter of 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow that we did not previously own and recognized a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow. The earnings in GrowHow have been permanently reinvested. Therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain.
We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the financial results of unconsolidated joint venture interests in GrowHow. On July 31, 2015, we completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for total consideration of $570.4 million, and GrowHow became wholly owned by us. Beginning July 31, 2015, the operating results of GrowHow became part of our consolidated financial results.
Equity in earnings of non-operating affiliates—net of taxes increased by $82.3 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow that was recorded in connection with the closing of the acquisition.

Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $3.2 million in the third quarter of 2015 compared to the third quarter of 2014 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $0.13, or 25%, to $0.39 per share in the third quarter of 2015 from $0.52 per share in the third quarter of 2014. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 6% between the third quarter of 2014 and the third quarter of 2015 due to our share repurchase activity.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN, other, and phosphate and include the results of GrowHow as a result of our acquisition that closed on July 31, 2015. The ammonia, granular urea, UAN, AN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
Our total gross margin declined by $67.5 million, or 5%, to $1.27 billion in the nine months ended September 30, 2015 from $1.33 billion in the same period of 2014. The impact of the GrowHow acquisition increased gross margin by $4.2 million. The remaining decline in our gross margin of $71.7 million, or 5%, was due to the $61.6 million decrease in gross margin in the Nitrogen Product Segments and the $10.1 million decline in the phosphate segment as the phosphate business was sold in the first quarter of 2014. The decrease in Nitrogen Product Segments gross margin was impacted by the following factors:

•	Average selling prices, primarily UAN and granular urea, decreased by 4%, which reduced gross margin by $158.1 million;

•
Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $39.7 million as the nine months ended September 30, 2015 included a $78.8 million loss and the first nine months of 2014 included a $39.1 million loss;

•
Natural gas costs decreased in the nine months ended September 30, 2015 and increased gross margin by $188.4 million as compared to the first nine months of 2014. These costs include the impact of natural gas derivatives that settled in the period; and

•	Volume, primarily UAN, decreased by 3%, which reduced gross margin by $55.2 million.
Net earnings attributable to common stockholders of $673.4 million for the first nine months of 2015 included a $94.4 million gain as a result of the remeasurement to fair value of our initial 50% equity interest in GrowHow ($94.4 million after tax), $78.8 million pre-tax unrealized net mark-to-market loss ($49.6 million after tax) on natural gas derivatives, $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, $37.4 million of transaction costs ($23.5 million after tax), $36.6 million of expenses ($23.0 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, and $18.9 million of realized and unrealized net losses ($11.9 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $1.2 billion for the first nine months of 2014 included a $747.1 million pre-tax gain on the sale of the phosphate business ($461.0 million after tax), $39.1 million of pre-tax unrealized net mark-to-market losses ($24.8 million after tax) on natural gas derivatives, $27.4 million of realized and unrealized net losses ($17.4 million after tax) on foreign currency derivatives related to our capacity expansion projects and $21.9 million of expenses ($13.9 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

Net Sales
Our total net sales decreased $334.2 million, or 9%, to $3.2 billion in the first nine months of 2015 compared to $3.5 billion in the first nine months of 2014. The impact of the GrowHow acquisition increased our net sales by $83.7 million, or 2%. The remaining decline in our net sales of $417.9 million, or 12%, included a $249.5 million decrease attributable to the Nitrogen Product Segments and a $168.4 million decrease due to the sale of the phosphate business in March 2014. Nitrogen Product Segments net sales decreased due to a 3% decrease in volume and a 4% decline in average selling prices. The decrease in Nitrogen Product Segments volume was due primarily to lower UAN and granular urea sales volume due to the impact of imports into the U.S. marketplace combined with reduced domestic supply availability due to turnaround and maintenance activities.
Nitrogen Product Segments average selling prices were $329 per ton in the first nine months of 2015 compared to $344 per ton in the comparable prior period as lower granular urea and UAN prices were partially offset by higher ammonia selling prices in the first nine months of 2015. Both UAN and granular urea selling prices were lower due to excess global supply exceeding demand during the first nine months of 2015.
Cost of Sales
Cost of sales decreased $266.7 million, or 12%, from the first nine months of 2014 to the first nine months of 2015 including the impact of the GrowHow acquisition which increased cost of sales by $79.5 million, or 4%. The remaining decrease in our cost of sales of $346.2 million, or 16%, was due primarily to lower natural gas costs. The cost of sales per ton in our Nitrogen Product Segments averaged $195 in the first nine months of 2015, a 6% decrease from the $209 per ton in the same period of 2014. The realized natural gas costs, including the impact of lower purchased natural gas costs and realized derivative losses during the first nine months of 2015, decreased 29% compared to the first nine months of 2014. The first nine months of 2015 included $78.8 million of unrealized net mark-to-market losses on natural gas derivatives compared to losses of $39.1 million in the first nine months of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.2 million to $119.6 million in the first nine months of 2015 from $119.4 million in the comparable period of 2014.
Transaction Costs
In the third quarter of 2015, we incurred $37.4 million for various consulting and legal services associated primarily with executing the strategic agreements pertaining to the proposed combination with the ENA Business of OCI and our agreement to form a strategic venture with CHS.
Other Operating—Net
Other operating—net was $73.7 million of expense in the first nine months of 2015 compared to $41.5 million of expense in the comparable period of 2014. The increased expense was due primarily to increased losses on the disposal of fixed assets and higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects compared to the first nine months of 2014.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in earnings of operating affiliates was $20.0 million in the first nine months of 2015 compared to $27.3 million in the first nine months of 2014. The decrease was due primarily to lower operating results from PLNL including lower average selling prices.
Interest Expense—Net
Net interest expense was $92.0 million in the first nine months of 2015 compared to $136.4 million in the first nine months of 2014. The $44.4 million decrease was due primarily to higher amounts of capitalized interest related to our capacity expansion projects, partially offset by higher interest expense pertaining to the $1.5 billion of senior notes that were issued in March 2014. We recorded capitalized interest of $112.5 million and $48.5 million in the first nine months of 2015 and 2014, respectively.

Income Taxes
Our income tax provision for the first nine months of 2015 was $333.5 million on pre-tax income of $959.3 million, or an effective tax rate of 34.8%, compared to an income tax provision of $640.9 million on pre-tax income of $1,810.8 million, or an effective tax rate of 35.4% in the prior year period. The decrease in the effective tax rate is due primarily to the impact of the sale of the phosphate business in March 2014, partially offset by non-deductible transaction costs in the first nine months of 2015. The income tax provision in the first nine months of 2014 included $286.1 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 2.0%.
We have not recorded a tax provision on the earnings attributable to the noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I of this report.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the financial results of unconsolidated joint venture interests in GrowHow and Keytrade. On July 31, 2015, we completed the GrowHow acquisition for total consideration of $570.4 million, and GrowHow became wholly owned by us. Beginning July 31, 2015, the operating results of GrowHow became part of our consolidated financial results. During the second quarter of 2015, we sold our interests in Keytrade.
Equity in earnings of non-operating affiliates—net of taxes increased by $56.5 million in the first nine months of 2015 compared to the first nine months of 2014 due primarily to the $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in GrowHow that was recorded in connection with the closing of the acquisition. This was partly offset by the combination of operating losses experienced at Keytrade and from the sale of our investments in Keytrade during the second quarter of 2015.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $9.0 million in the first nine months of 2015 compared to 2014 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $1.59, or 36%, to $2.84 per share in the first nine months of 2015 from $4.43 per share in the first nine months of 2014. This decrease is due primarily to the $1.77 per share gain from the sale of the phosphate business in the first nine months of 2014 partially offset by the impact of lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. Diluted weighted-average shares outstanding decreased 9% between the first nine months of 2015 and the first nine months of 2014 due to our share repurchase activity.

Operating Results by Business Segment
On July 31, 2015, we acquired the remaining 50% equity interest in GrowHow not previously owned by us. GrowHow is now wholly owned by us and its results are included in our results. See Note 8—Equity Method Investments to our unaudited interim consolidated financial statements included in Part I of this report for additional information. GrowHow has nitrogen manufacturing complexes located in Ince, United Kingdom, and Billingham, United Kingdom. The Ince complex produces AN, ammonia and fertilizer compounds while the Billingham complex produces AN and ammonia. Our reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. GAAP, assesses the performance of our reportable segments and makes decision about resource allocation. In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the GrowHow acquisition. Our new reportable segment structure reflects how our CODM assesses the performance of our reportable segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, other, and phosphate. These segments are differentiated by products, which are used differently by agricultural customers based on crop application, weather and other agronomic factors or by industrial customers. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis. The ammonia, granular urea, UAN, AN and other segments are referred to in this discussion and analysis as the "Nitrogen Product Segments."
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
The following table presents our operating results by business segment, including the impact of the GrowHow acquisition:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Phosphate	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2015
Net sales	$260.9	$170.7	$349.3	$79.5	$67.0	$—	$927.4
Cost of sales	206.7	131.8	276.5	96.7	50.7	—	762.4
Gross margin	$54.2	$38.9	$72.8	$(17.2)	$16.3	$—	$165.0
Gross margin percentage	20.8%	22.8%	20.8%	(21.6)%	24.3%	—%	17.8%
Three months ended September 30, 2014
Net sales	$232.1	$199.6	$392.9	$54.9	$41.9	$—	$921.4
Cost of sales	168.6	120.7	257.2	46.0	27.8	—	620.3
Gross margin	$63.5	$78.9	$135.7	$8.9	$14.1	$—	$301.1
Gross margin percentage	27.4%	39.5%	34.5%	16.2%	33.7%	—%	32.7%
Nine months ended September 30, 2015
Net sales	$1,147.6	$593.9	$1,112.4	$178.9	$159.7	$—	$3,192.5
Cost of sales	634.5	324.3	678.3	179.1	109.6	—	1,925.8
Gross margin	$513.1	$269.6	$434.1	$(0.2)	$50.1	$—	$1,266.7
Gross margin percentage	44.7%	45.4%	39.0%	(0.1)%	31.4%	—%	39.7%
Nine months ended September 30, 2014
Net sales	$1,109.3	$683.4	$1,249.3	$187.0	$129.3	$168.4	$3,526.7
Cost of sales	693.1	378.1	730.2	140.3	92.5	158.3	2,192.5
Gross margin	$416.2	$305.3	$519.1	$46.7	$36.8	$10.1	$1,334.2
Gross margin percentage	37.5%	44.7%	41.6%	25.0%	28.5%	6.0%	37.8%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the "basic" nitrogen product that we upgrade into other nitrogen products such as granular urea, UAN and AN. We produce ammonia at all of our nitrogen manufacturing complexes.
The following table presents summary operating data for our ammonia segment including the impact of the GrowHow acquisition:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$260.9	$232.1	$28.8	12%	$1,147.6	$1,109.3	$38.3	3%
Cost of sales	206.7	168.6	38.1	23%	634.5	693.1	(58.6)	(8)%
Gross margin	$54.2	$63.5	$(9.3)	(15)%	$513.1	$416.2	$96.9	23%
Gross margin percentage(1)	20.8%	27.4%	(6.6)%		44.7%	37.5%	7.2%
Sales volume by product tons (000s)	585	444	141	32%	2,176	2,133	43	2%
Sales volume by nutrient tons (000s)(2)	480	364	116	32%	1,785	1,749	36	2%
Average selling price per product ton	$446	$523	$(77)	(15)%	$527	$520	$7	1%
Average selling price per nutrient ton(2)	$544	$638	$(94)	(15)%	$643	$634	$9	1%
Gross margin per product ton	$93	$143	$(50)	(35)%	$236	$195	$41	21%
Gross margin per nutrient ton(2)	$113	$174	$(61)	(35)%	$287	$238	$49	21%
Depreciation and amortization	$31.4	$16.7	$14.7	88%	$74.9	$53.5	$21.4	40%
_______________________________________________________________________________

(1)	Includes the impact of tons purchased from PLNL at market-based prices and sold to Mosaic.

(2)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2015 Compared to Third Quarter of 2014
Net Sales.    Total net sales in the ammonia segment increased by $28.8 million, or 12%, in the third quarter of 2015 from the third quarter of 2014 due primarily to a 32% increase in sales volume offset by a 15% decrease in average selling prices. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $18.3 million, or 8%. The remaining increase in our ammonia net sales of $10.5 million, or 5%, was due primarily to increased exports and domestic spot sales to balance our system as a result of higher supply availability driven by lower product upgrading due to turnaround and maintenance activity.
Average selling prices decreased to $446 per ton in the third quarter of 2015 from $523 per ton in the third quarter of 2014 primarily due to the higher sales volume of lower priced export and domestic spot sales combined with excess global supply availability weighing on global nitrogen fertilizer selling prices.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $353 in the third quarter of 2015, a 7% decrease from the $380 per ton in the same quarter of 2014. The decrease was due primarily to lower realized natural gas costs partly offset by unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2015 compared to gains in the third quarter of 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales.    Total net sales in the ammonia segment increased by $38.3 million, or 3%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due primarily to a 2% increase in sales volume and a 1% increase in average selling prices. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $18.3 million, or 2%. The remaining increase in our ammonia net sales of $20.0 million, or 2%, was due to higher average selling prices compared to the nine months ended September 30, 2014.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $291 in the first nine months of 2015, a 10% decrease from the $325 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs during the first nine months of 2015 partly offset by increased unrealized net mark-to-market losses on natural gas derivatives in the first nine months of 2015 compared to the comparable period of 2014.
Granular Urea Segment
Our granular urea segment produces granular urea which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$170.7	$199.6	$(28.9)	(14)%	$593.9	$683.4	$(89.5)	(13)%
Cost of sales	131.8	120.7	11.1	9%	324.3	378.1	(53.8)	(14)%
Gross margin	$38.9	$78.9	$(40.0)	(51)%	$269.6	$305.3	$(35.7)	(12)%
Gross margin percentage	22.8%	39.5%	(16.7)%		45.4%	44.7%	0.7%
Sales volume by product tons (000s)	539	558	(19)	(3)%	1,755	1,813	(58)	(3)%
Sales volume by nutrient tons (000s)(1)	248	257	(9)	(4)%	807	834	(27)	(3)%
Average selling price per product ton	$317	$358	$(41)	(11)%	$338	$377	$(39)	(10)%
Average selling price per nutrient ton(1)	$688	$777	$(89)	(11)%	$736	$819	$(83)	(10)%
Gross margin per product ton	$72	$141	$(69)	(49)%	$154	$168	$(14)	(8)%
Gross margin per nutrient ton(1)	$157	$307	$(150)	(49)%	$334	$366	$(32)	(9)%
Depreciation and amortization	$10.4	$9.1	$1.3	14%	$30.7	$27.0	$3.7	14%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2015 Compared to Third Quarter of 2014
Net Sales.    Net sales in the granular urea segment decreased $28.9 million, or 14%, in the third quarter of 2015 from the third quarter of 2014 due primarily to an 11% decrease in average selling prices and a 3% decrease in volume. Average selling prices decreased to $317 per ton in the third quarter of 2015 compared to $358 per ton in the third quarter of 2014 primarily due to excess global supply availability weighing on global nitrogen fertilizer selling prices. Sales volume was lower partly due to reduced domestic supply availability as a result of maintenance and turnaround activities at our Donaldsonville, Louisiana complex in preparation for expanded urea production coming on-line.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $245 in the third quarter of 2015, a 13% increase from $217 per ton in the same quarter of 2014. The increase was due primarily to the impact of increased unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2015 compared to gains in the third quarter of 2014, partly offset by lower realized natural gas costs.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales.    Net sales in the granular urea segment decreased $89.5 million, or 13%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due primarily to a 10% decrease in average selling prices and a 3% decrease in volume. Average selling prices decreased to $338 per ton in the first nine months of 2015 compared to $377 per ton in the comparable period of 2014. Average selling prices were lower due to the excess global supply availability, primarily as a result of Chinese exports, weighing on global nitrogen fertilizer selling prices. Sales volume was lower due to reduced domestic supply availability due to maintenance and turnaround activities.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $184 in the first nine months of 2015, a 12% decrease from the $209 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs partly offset by the impact of increased unrealized net mark-to-market losses on natural gas derivatives in the first nine months of 2015 compared to the comparable period of 2014.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$349.3	$392.9	$(43.6)	(11)%	$1,112.4	$1,249.3	$(136.9)	(11)%
Cost of sales	276.5	257.2	19.3	8%	678.3	730.2	(51.9)	(7)%
Gross margin	$72.8	$135.7	$(62.9)	(46)%	$434.1	$519.1	$(85.0)	(16)%
Gross margin percentage	20.8%	34.5%	(13.7)%		39.0%	41.6%	(2.6)%
Sales volume by product tons (000s)	1,445	1,518	(73)	(5)%	4,266	4,495	(229)	(5)%
Sales volume by nutrient tons (000s)(1)	458	482	(24)	(5)%	1,347	1,420	(73)	(5)%
Average selling price per product ton	$242	$259	$(17)	(7)%	$261	$278	$(17)	(6)%
Average selling price per nutrient ton(1)	$763	$815	$(52)	(6)%	$826	$880	$(54)	(6)%
Gross margin per product ton	$50	$89	$(39)	(44)%	$102	$115	$(13)	(11)%
Gross margin per nutrient ton(1)	$159	$282	$(123)	(44)%	$322	$366	$(44)	(12)%
Depreciation and amortization	$42.9	$41.6	$1.3	3%	$139.7	$138.2	$1.5	1%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2015 Compared to Third Quarter of 2014
Net Sales.    Net sales in the UAN segment decreased $43.6 million, or 11%, in the third quarter of 2015 from the third quarter of 2014 due primarily to a 7% decrease in average selling prices and a 5% decrease in volume. Average selling prices decreased to $242 per ton in the third quarter of 2015 compared to $259 per ton in the third quarter of 2014. UAN selling prices were lower due to excess global supply availability weighing on global nitrogen fertilizer selling prices compared to the third quarter of 2014. Our sales volume was lower due to reduced domestic supply availability, primarily in the southern plains states as a result of a 75 day plant turnaround and refurbishment at our Woodward, Oklahoma complex during the third quarter of 2015.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $192 in the third quarter of 2015, a 13% increase from the $170 per ton in the third quarter of 2014. The increase was due primarily to the impact of increased unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2015 compared to gains in the third quarter of 2014 and lower fixed cost absorption due to plant turnaround and refurbishment at our Woodward complex. This was partly offset by lower realized natural gas costs.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales.    Net sales in the UAN segment decreased $136.9 million, or 11%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due primarily to a 6% decrease in average selling prices and a 5% decrease in volume. Average selling prices decreased to $261 per ton in the first nine months of 2015 compared to $278 per ton in the comparable period of 2014. The decline in UAN prices was due to excess global supply and volume was lower due primarily to reduced domestic supply availability, primarily in the southern plains states, as a result of turnaround activity.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $159 in the first nine months of 2015, a 2% decrease from the $163 per ton in the comparable period of 2014. The decrease was due primarily to lower realized natural gas costs partly offset by the impact of unrealized net mark-to-market losses on natural gas derivatives in the first nine months of 2015 compared to the comparable period of 2014.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment including the impact of the GrowHow acquisition:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$79.5	$54.9	$24.6	45%	$178.9	$187.0	$(8.1)	(4)%
Cost of sales	96.7	46.0	50.7	110%	179.1	140.3	38.8	28%
Gross margin	$(17.2)	$8.9	$(26.1)	N/M	$(0.2)	$46.7	$(46.9)	(100)%
Gross margin percentage	(21.6)%	16.2%	(37.8)%		(0.1)%	25.0%	(25.1)%
Sales volume by product tons (000s)	347	230	117	51%	795	714	81	11%
Sales volume by nutrient tons (000s)(1)	117	79	38	48%	271	245	26	11%
Average selling price per product ton	$229	$239	$(10)	(4)%	$225	$262	$(37)	(14)%
Average selling price per nutrient ton(1)	$679	$695	$(16)	(2)%	$660	$763	$(103)	(13)%
Gross margin per product ton	$(50)	$39	$(89)	N/M	$—	$65	$(65)	(100)%
Gross margin per nutrient ton(1)	$(147)	$113	$(260)	N/M	$(1)	$191	$(192)	(101)%
Depreciation and amortization	$19.1	$13.3	$5.8	44%	$43.6	$34.1	$9.5	28%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2015 Compared to Third Quarter of 2014
Net Sales.    Total net sales in our AN segment increased by $24.6 million, or 45%, in the third quarter of 2015 from the third quarter of 2014 due primarily to a 51% increase in sales volume partially offset by a 4% decrease in average selling prices. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $43.7 million, or 80%. The remaining decrease in our AN net sales of $19.1 million, or 35%, was due primarily to 18% lower sales volume and 21% lower average selling prices as a result of weak domestic demand.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $279 in the third quarter of 2015, including the impact of the GrowHow acquisition which averaged $285 per ton and includes the revaluation of the GrowHow inventory in acquisition accounting of $6.6 million in the third quarter of 2015. The remaining cost of sales per ton averaged $273 in the third quarter of 2015, a 37% increase from the $200 per ton in the third quarter of 2014 due primarily to the impact of unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2015 compared to gains in the third quarter of 2014.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales.    Total net sales in our AN segment decreased $8.1 million, or 4%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due primarily to a 14% decrease in average selling prices partially offset by an 11% increase in sales volume. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $43.7 million, or 23%. The remaining decrease in our AN net sales of $51.8 million, or 28%, was due primarily to 11% lower sales volume and 19% lower average selling prices as a result of weak domestic demand.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $225 including the impact of the GrowHow acquisition which averaged $285 per ton and includes the revaluation of the GrowHow inventory in acquisition accounting of $6.6 million in the third quarter of 2015. The remaining cost of sales per ton averaged $210 per ton, a 7% increase from the $197 per ton in the comparable period of 2014 due primarily to the impact of higher unrealized net mark-to-market losses on natural gas derivatives in the first nine months of 2015 compared to the comparable period of 2014.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound Fertilizer Products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our other segment including the impact of the GrowHow acquisition:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$67.0	$41.9	$25.1	60%	$159.7	$129.3	$30.4	24%
Cost of sales	50.7	27.8	22.9	82%	109.6	92.5	17.1	18%
Gross margin	$16.3	$14.1	$2.2	16%	$50.1	$36.8	$13.3	36%
Gross margin percentage	24.3%	33.7%	(9.4)%		31.4%	28.5%	2.9%
Sales volume by product tons (000s)	297	197	100	51%	744	600	144	24%
Sales volume by nutrient tons (000s)(1)	56	38	18	47%	144	117	27	23%
Average selling price per product ton	$226	$213	$13	6%	$215	$216	$(1)	—%
Average selling price per nutrient ton(1)	$1,196	$1,103	$93	8%	$1,109	$1,105	$4	—%
Gross margin per product ton	$55	$72	$(17)	(24)%	$67	$61	$6	10%
Gross margin per nutrient ton(1)	$291	$371	$(80)	(22)%	$348	$315	$33	10%
Depreciation and amortization	$10.6	$5.0	$5.6	112%	$25.7	$15.5	$10.2	66%
_______________________________________________________________________________

(1)	Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2015 Compared to Third Quarter of 2014
Net Sales.    Total net sales in our Other segment increased by $25.1 million, or 60%, in the third quarter of 2015 from the third quarter of 2014 due primarily to a 51% increase in sales volume and a 6% increase in average selling price. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $21.7 million, or 52%. The remaining increase in our other net sales of $3.4 million, or 8%, was due primarily to increased DEF sales into the growing North American DEF market in response to stricter diesel engine emission requirements.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $171 in the third quarter of 2015, a 21% increase from the $141 per ton in the third quarter of 2014, primarily due to the impact of the GrowHow acquisition.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net Sales.    Total net sales in our Other segment increased by $30.4 million, or 24%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due to a 24% increase in sales volume. These results include the impact of the GrowHow acquisition completed on July 31, 2015 which increased net sales by $21.7 million, or 17%. The remaining increase in our Other net sales of $8.7 million, or 7%, was due primarily to an increase in our DEF sales volume along with the growing North American DEF market.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $148 in the first nine months of 2015, a 5% decrease from the $155 per ton in the comparable period of 2014, primarily due to lower gas costs in the first nine months of 2015 compared to the comparable period of 2014.

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
The following table presents summary operating data for our phosphate segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015 v. 2014		2015	2014	2015 v. 2014
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$—	$—	$—	—%	$—	$168.4	$(168.4)	(100)%
Cost of sales	—	—	—	—%	—	158.3	(158.3)	(100)%
Gross margin	$—	$—	$—	—%	$—	$10.1	$(10.1)	(100)%
Gross margin percentage	—%	—%	—%		—%	6.0%	(6.0)%
Sales volume by product tons (000s)(1)	—	—	—	—%	—	487	(487)	(100)%
Average selling price per product ton	$—	$—	$—	—%	$—	$346	$(346)	(100)%
Gross margin per product ton	$—	$—	$—	—%	$—	$21	$(21)	(100)%
_______________________________________________________________________________

(1)	Represents DAP and MAP product sales.

Liquidity and Capital Resources
Our primary uses of cash are generally for operating costs, working capital, capital expenditures, debt service, investments, taxes, share repurchases and dividends. Our working capital requirements are affected by several factors, including demand for our products, selling prices, raw material costs, freight costs and seasonal factors inherent in the business. Generally, our primary source of cash is cash from operations, which includes cash generated by customer advances. We may also from time to time access the capital markets or engage in borrowings under our credit agreements.
Cash and Cash Equivalents
We had cash and cash equivalents of $0.9 billion and $2.0 billion as of September 30, 2015 and December 31, 2014, respectively.
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

	2014 Program			2012 Program
	Shares	Amounts	Average Price Per Share	Shares	Amounts	Average Price Per Share
	(in millions, except per share amounts)
Shares repurchased as of December 31, 2013	—	$—	$—	36.7	$1,449.3	$39
Shares repurchased in 2014:
First quarter	—	$—	$—	16.0	$793.9	$50
Second quarter	—	—	—	15.4	756.8	49
Third quarter	—	—	—	—	—	—
Fourth quarter	7.0	372.8	53	—	—	—
Total shares repurchased in 2014	7.0	372.8	53	31.4	1,550.7	49
Shares repurchased as of December 31, 2014	7.0	$372.8	$53	68.1	$3,000.0	$44
Shares repurchased in 2015:
First quarter	4.1	$236.6	$58
Second quarter	4.5	268.1	60
Third quarter	0.3	22.5	63
Total shares repurchased in 2015	8.9	527.2	59
Shares repurchased as of September 30, 2015	15.9	$900.0	$57
As of September 30, 2015 and December 31, 2014, the amount of shares repurchased that was accrued but unpaid was zero and $29.1 million, respectively.
During the nine months ended September 30, 2015 and 2014, we retired 10.7 million shares and 23.5 million shares of repurchased stock, respectively. As of September 30, 2015 and December 31, 2014, we held in treasury approximately 2.4 million and 4.2 million shares of repurchased stock, respectively.
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

These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. The projects continue to progress, with anticipated start up dates of the fourth quarter of 2015 for granular urea and UAN and early 2016 for ammonia at Donaldsonville, Louisiana. Port Neal is scheduled to start up mid-2016 for ammonia and in the third quarter of 2016 for granular urea.

The estimated aggregate capital expenditures for both projects is approximately 10% higher than the previous $4.2 billion projection. The increases are mainly attributable to additional concrete, steel and piping and the associated labor costs. We have financed expenditures for the capacity expansion projects through available cash and cash equivalents, cash generated from operations and borrowings. Total cash spent through the third quarter of 2015 on capitalized expenditures for the expansion projects was $3.1 billion, including $541.0 million during the third quarter of 2015. In addition, $407.2 million was invested in the expansion projects and not paid as of September 30, 2015 and recognized as liabilities in the consolidated balance sheet.

We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of September 30, 2015, there was $25.9 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1,791.3 million in the first nine months of 2015 compared to $1,272.7 million in the first nine months of 2014. The increase in capital expenditures is primarily the result of the $379.4 million increase in cash spent on the two capacity expansion projects and increased capital expenditures on sustaining projects in the first nine months of 2015 compared to the previous year period.
Projected Capital Spending
We expect capital expenditures in 2015 to be approximately $2.6 billion, including approximately $2.0 billion for the capacity expansion projects and approximately $0.6 billion of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
GrowHow Acquisition
On July 31, 2015, we completed the previously announced acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for total consideration of $570.4 million. The purchase price was funded with cash on hand. Beginning July 31, 2015, the operating results of GrowHow became part of our consolidated financial results. See Note 3—Acquisitions and Divestitures to our unaudited interim consolidated financial statements included in Part I of this report for additional information.
Debt
Revolving Credit Agreement
CF Holdings, as a guarantor, and CF Industries, as borrower, entered into a senior unsecured revolving credit agreement originally dated May 1, 2012 (the Revolving Credit Agreement), which provides a revolving credit facility for the Company.  The Revolving Credit Agreement has been amended and restated several times to, among other things, increase the size of the facility and extend the maturity date. The Revolving Credit Agreement was most recently amended and restated on September 18, 2015 to, among other things, increase the size of the credit facility to $2.0 billion, extend its maturity date to September 18,

2020, permit borrowings in U.S. dollars, Canadian dollars, Euro and Sterling, and permit the transactions contemplated by the Combination Agreement.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the currency in which the borrowing is denominated plus an applicable margin over the applicable euro currency rate or a base rate. Borrowings may be used for working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes. The Revolving Credit Agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.
All obligations under the Revolving Credit Agreement are unsecured. Currently, CF Holdings is the only guarantor of CF Industries' obligations under the Revolving Credit Agreement. On and after the closing date under the Combination Agreement, New CF would be required to become a party to the Revolving Credit Agreement as a borrower, and CF Industries would cease to be a borrower but would guarantee the obligations under the Revolving Credit Agreement. Certain of the Company's material wholly-owned U.S. subsidiaries (and, on and after the closing date under the Combination Agreement, New CF’s material wholly-owned U.S. and foreign subsidiaries) would be required to become guarantors under the Revolving Credit Agreement if such subsidiaries were to guarantee debt for borrowed money (subject to specified exceptions) of the Company, CF Industries or New CF in an aggregate principal amount in excess of $500.0 million or were to become guarantors, borrowers or issuers of specified other debt.
As of September 30, 2015, there was $1,995.1 million of available credit under the Revolving Credit Agreement (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of September 30, 2015 or December 31, 2014. Maximum borrowings during the three and nine months ended September 30, 2015, were $367.0 million with a weighted-average annual interest rate of 1.47%.
GrowHow Credit Agreement
GrowHow UK Group Limited as borrower and GrowHow UK Limited as guarantor entered into a £40.0 million senior unsecured credit agreement, dated October 1, 2012 (the GrowHow Credit Agreement), which provided for a revolving credit facility of up to £40.0 million with a maturity of five years.
Borrowings under the GrowHow Credit Agreement may be denominated in Sterling, Euro, U.S. dollars or other currencies from time to time permitted under the GrowHow Credit Agreement and bear interest at 1.60% plus LIBOR or EURIBOR, as applicable. Borrowings under the GrowHow Credit Agreement may be used for general corporate purposes. The GrowHow Credit Agreement requires that GrowHow UK Group Limited maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants.
All obligations under the GrowHow Credit Agreement are unsecured. As of September 30, 2015, there was £40.0 million of available credit under the GrowHow Credit Agreement and there were no borrowings outstanding as of September 30, 2015, or during the period then ended.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 consisted of the following unsecured senior notes:

	September 30, 2015	December 31, 2014
	(in millions)
Public Senior Notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.2	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.2	748.1
Private Senior Notes:
4.490% due 2022	250.0	—
4.930% due 2025	500.0	—
5.030% due 2027	250.0	—
	5,592.6	4,592.5
Less: Current portion	—	—
Net long-term debt	$5,592.6	$4,592.5
On September 24, 2015, CF Industries issued in a private placement $250 million aggregate principal amount of 4.49% senior notes due October 15, 2022, $500.0 million aggregate principal amount of 4.93% senior notes due October 15, 2025 and $250 million aggregate principal amount of 5.03% senior notes due October 15, 2027 (the Private Senior Notes). The Company received proceeds of $1.0 billion from the issuance and sale of the Private Senior Notes. The Private Senior Notes are governed by the terms of a note purchase agreement (the note purchase agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually. Under the terms of the note purchase agreement, CF Industries may prepay at any time all, or from time to time any part of, any series of the Private Senior Notes, in an amount not less than 5% of the aggregate principal amount of such series of the Private Senior Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus a make-whole amount determined as specified in the note purchase agreement. In the event of a Change in Control (as defined in the note purchase agreement), each holder of the Private Senior Notes may require CF Industries to prepay the entire unpaid principal amount of the Private Senior Notes held by such holder at a price equal to 100% of the principal amount of such Private Senior Notes together with accrued and unpaid interest thereon, but without any make-whole amount or other premium. Under the note purchase agreement, in specified circumstances, certain subsidiaries of the Company will be required to become guarantors of the obligations under the note purchase agreement. The note purchase agreement requires that the Company maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and includes other customary terms and conditions, including customary events of default and covenants. Upon the occurrence and during the continuance of an event of default under the note purchase agreement and after any applicable cure period, subject to specified exceptions, the holder or holders of more than 50% in principal amount of the Private Senior Notes outstanding may declare all the Private Senior Notes then outstanding due and payable. On and after the closing date under the Combination Agreement, New CF would be required to be a guarantor of the Private Senior Notes. Certain of the Company’s material wholly-owned U.S. subsidiaries (and, on and after the closing date under the Combination Agreement, New CF’s material wholly-owned U.S. and foreign subsidiaries) would be required to become guarantors of the Private Senior Notes if such subsidiaries were to guarantee debt for borrowed money (subject to specified exceptions) of the Company, CF Industries or New CF in an aggregate principal amount in excess of $500.0 million or were to become guarantors, borrowers or issuers of specified other debt.
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by the Company. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of the Company and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.

If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Bridge Credit Agreement
On September 18, 2015, CF Holdings, as a guarantor, and CF Industries, as tranche A borrower, entered into a senior unsecured 364-Day bridge credit agreement (the Bridge Credit Agreement) in connection with CF Holdings proposed combination with the ENA Business of OCI. See Note 3—Acquisitions and Divestitures for additional information. The Bridge Credit Agreement provides for up to $4.0 billion in loans, consisting of a single borrowing of up to $1.0 billion in tranche A loans, and a single borrowing of up to $3.0 billion in tranche B loans. Loans issued under the Bridge Credit Agreement, if any, will mature 364 days after the loans are funded.
Tranche A commitments under the Bridge Credit Agreement were terminated upon issuance of the Private Senior Notes on September 24, 2015. The obligations of the lenders to fund tranche B loans under the Bridge Credit Agreement expire on August 6, 2016 (or no later than November 6, 2016, if extended pursuant to the terms thereof), or earlier as provided in the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement are voluntarily prepayable from time to time without premium or penalty and are mandatorily prepayable with, and the commitments thereunder will automatically be reduced by, the net cash proceeds from qualifying asset sales or debt or equity issuances. The obligations of the lenders to fund the tranche B loans under the Bridge Credit Agreement is subject to customary limited conditionality.
Loans, if any, made under tranche B of the Bridge Credit Agreement will be denominated in U.S. dollars and will bear interest at an applicable margin over LIBOR or a base rate and may be used to pay the cash portion, if any, of the purchase price for the purchased equity interest, as described in Note 3—Acquisitions and Divestitures, to consummate the refinancing of specified debt in connection with the transactions contemplated by the Combination Agreement, to pay fees and expenses incurred in connection with the transactions contemplated by the Bridge Credit Agreement and the Combination Agreement and, in an amount of up to $1.3 billion, for general corporate purposes.
Loans, if any, made under the tranche B of the Bridge Credit Agreement will be unsecured and will be guaranteed by CF Holdings. On and after the closing date under the Combination Agreement, New CF would be required to become a party to the Bridge Credit Agreement as the tranche B borrower, and CF Industries would guarantee the tranche B obligations under the Bridge Credit Agreement. Certain of the Company’s material wholly-owned U.S. subsidiaries (and, on and after the closing date under the Combination Agreement, New CF’s material wholly-owned U.S. and foreign subsidiaries) would be required to become guarantors under the Bridge Credit Agreement if such subsidiaries were to guarantee debt for borrowed money (subject to specified exceptions) of the Company, CF Industries or New CF in an aggregate principal amount in excess of $500.0 million or were to become guarantors, borrowers or issuers of specified other debt.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase product on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of September 30, 2015 and December 31, 2014, we had $381.9 million and $325.4 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook on future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under our Revolving Credit

Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
As of September 30, 2015 and December 31, 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $119.2 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2015 and December 31, 2014, we had no cash collateral on deposit with counterparties for derivative contracts. As of September 30, 2015, we had open natural gas derivative contracts for 482.5 million MMBtus and the notional amount of our open foreign currency derivatives was €99.0 million.
Pension and Other Postretirement Benefits
We contributed $20.4 million to our pension plans during the nine months ended September 30, 2015. We expect to contribute approximately $6.5 million to our pension plans over the remainder of 2015.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2015 was $1,071.5 million as compared to $1,176.9 million in the first nine months of 2014. The $105.4 million decrease in net cash provided by operating activities resulted from unfavorable working capital changes during the first nine months of 2015 as compared to the first nine months of 2014. Unfavorable working capital changes during the first nine months of 2015 included lower customer advances received compared to the year ago period, as we started 2015 with significantly higher advances for spring application compared to the beginning of 2014. Additionally, unfavorable working capital changes occurred in inventory as we entered 2015 with low inventory levels and built inventory in the first nine months of 2015, as compared to a reduction in inventory during the first nine months of 2014.
Investing Activities
Net cash used in investing activities was $2,298.9 million in the first nine months of 2015 as compared to net cash provided by investing activities of $121.9 million in the first nine months of 2014 when we received proceeds of $1.4 billion from the sale of the phosphate business. During the first nine months of 2015, capital expenditures totaled $1,791.3 million compared to $1,272.7 million in the first nine months of 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. We also completed the acquisition of the remaining 50% equity interest in GrowHow not previously owned by us for a net cash payment of $553.9 million, which was net of cash acquired of $18.8 million.

Financing Activities
Net cash provided by financing activities was $181.7 million in the first nine months of 2015 compared to net cash used in financing of $354.5 million in the same period of 2014. In the first nine months of 2015, we issued senior notes and received proceeds of approximately $1.0 billion and we repurchased shares of our common stock for $556.3 million in cash. In the first nine months of 2014, we issued senior notes and received proceeds of approximately $1.5 billion, and we repurchased shares of our common stock for $1.6 billion in cash. Dividends paid on common stock were $212.4 million and $181.4 million in the first nine months of 2015 and 2014, respectively.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2015, including GrowHow:

	Remainder of 2015	2016	2017	2018	2019	After 2019	Total
	(in millions)

Debt
Long-term debt(1)	$—	$—	$—	$800.0	$—	$4,800.0	$5,600.0
Interest payments on long-term debt(1)	95.8	312.9	305.4	277.9	250.4	2,823.6	4,066.0
Other Obligations
Operating leases	26.4	101.1	84.2	67.4	54.8	131.2	465.1
Equipment purchases and plant improvements	83.0	51.2	13.8	0.3	—	—	148.3
Capacity expansion projects(2)	596.4	354.0	—	—	—	—	950.4
Transportation(3)	18.5	16.6	10.7	8.4	7.6	3.3	65.1
Purchase obligations(4)(5)	218.2	437.6	288.8	133.0	35.6	168.0	1,281.2
Contributions to pension plans(6)	6.5	—	—	—	—	—	6.5
Net operating loss settlement(7)	10.6	10.2	11.9	—	—	—	32.7
Total(8)(9)	$1,055.4	$1,283.6	$714.8	$1,287.0	$348.4	$7,926.1	$12,615.3
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of September 30, 2015.

(2)
We expect to spend approximately $2.0 billion during 2015 related to the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2015, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at September 30, 2015. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at September 30, 2015 is $121.8 million with a total remaining commitment of $365.3 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2015. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $161.4 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $10.2 million of environmental remediation liabilities.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from two to eleven years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements appearing in our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first nine months of 2015.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I of this report for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact. Forward-looking statements can generally be identified by their use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict" or "project" and similar terms and phrases, including references to assumptions. Forward-looking statements are not guarantees of future performance and are subject to a number of assumptions, risks and uncertainties, many of which are beyond the Company's control which could cause actual results to differ materially from such statements. These statements may include, but are not limited to, statements about the benefits, expected timing of closing and other aspects of the proposed combination of CF Holdings with the ENA Business of OCI and the proposed strategic venture with CHS; statements about future strategic plans; and statements about future financial and operating results.
Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	the risk that changes to the tax laws or relevant facts may jeopardize or delay the combination or cause the parties to abandon the combination;

•
the risk that we are unable to obtain the regulatory clearances and other approvals required for the combination on a timely basis or at all or that the required clearances and other approvals result in the imposition of conditions that could reduce the anticipated benefits from the combination or cause the parties to abandon the combination;

•	risks from the business uncertainties and contractual restrictions we are subject to while the combination is pending;

•	risks associated with the failure to complete the combination, or significant delays in completing the combination;

•	our ability to attract, motivate and retain executives and other employees in light of the combination;

•
risks and uncertainties arising from the possibility that the CHS strategic venture as contemplated may be delayed or may not take effect at all, difficulties associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of the Supply Agreement over the life of the Supply Agreement, and risks that disruptions from the CHS strategic venture as contemplated will harm our other business relationships;

•	the volatility of natural gas prices in North America and Europe;

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. and European agricultural industry;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	risks associated with cyber security;

•	weather conditions;

•	our ability to complete our production capacity expansion projects on schedule as planned, on budget or at all;

•	risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	our reliance on a limited number of key facilities;

•	risks associated with our PLNL joint venture;

•	acts of terrorism and regulations to combat terrorism;

•	risks associated with international operations;

•	losses on our investments in securities;

•	deterioration of global market and economic conditions; and

•	our ability to manage our indebtedness.
The foregoing list of factors is not exhaustive. More detailed information about factors that may affect our performance and could cause actual results to differ materially from those in any forward-looking statements may be found in our filings with the SEC, including in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q. Forward-looking statements are given only as of the date of this document and we disclaim any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of changes in commodity prices, interest rates and foreign currency exchange rates.
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to fertilizer sales are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $33, $22, $14 and $15 respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments covering periods through December 2018. The derivative instruments that we use are primarily natural gas fixed price swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.
As of September 30, 2015 and December 31, 2014, we had open natural gas derivative contracts for 482.5 million MMBtus and 58.7 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2015 would result in a favorable change in the fair value of these derivative positions of approximately $462 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $464 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of September 30, 2015, we had nine series of senior notes totaling $5.6 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, October 15, 2022, June 1, 2023, October 15, 2025, October 15, 2027, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of September 30, 2015 was approximately $5.7 billion.
Borrowings under the Revolving Credit Agreement, the Bridge Credit Agreement and the GrowHow Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. Maximum borrowings during the nine months ended September 30, 2015 and 2014 were $367.0 million and zero, respectively. There were no borrowings outstanding as of September 30, 2015 or December 31, 2014.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of September 30, 2015 and December 31, 2014, the notional amount of our open foreign currency forward contracts was approximately €99.0 million and €209.0 million, and the fair value was a net unrealized loss of $6.3 million and $22.4 million, respectively. As of September 30, 2015, a 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $11.1 million.
We are also directly exposed to changes in the value of the Canadian dollar, the British pound and the Euro. We do not maintain any exchange rate derivatives or hedges related to these currencies.

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
The Company completed the acquisition of GrowHow on July 31, 2015. GrowHow accounted for 12% of the Company’s total assets as of September 30, 2015 and 9% of the Company’s net sales for the three months ended September 30, 2015. As permitted by SEC guidance for newly acquired businesses, the Company's management elected to exclude GrowHow from its evaluation of disclosure controls and procedures to the extent subsumed by internal control over financial reporting. The Company's management is in the process of reviewing the operations of GrowHow and implementing the Company's internal control structure over the operations of GrowHow.
        (b)    Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
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
The Court granted in part and denied in part the Company's Motions for Summary Judgment in August 2015. Three cases, scheduled to begin trial on October 12, 2015, were resolved pursuant to a confidential settlement fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. We believe we have strong legal and factual defenses and intend to continue defending ourselves vigorously in the pending lawsuits.

ITEM 1A.    RISK FACTORS
In addition to the other information contained herein and in our most recent periodic reports filed with the SEC, including our Annual Report on Form 10-K filed on February 26, 2015, you should carefully consider the factors discussed below before deciding to invest in any of our securities. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations and cash flows.
Any changes to the tax laws or relevant facts may jeopardize or delay the proposed combination with the ENA Business of OCI.
Each of our and OCI’s respective obligations to consummate the transactions contemplated by the Combination Agreement is subject to a condition that there shall have been no (i) change in law, official interpretation thereof, or officially proposed action by the IRS or the U.S. Department of the Treasury (whether or not yet approved or effective) with respect to subject matters covered by Code Section 7874 or (ii) passage of any bill that would implement a change in applicable laws by either the U.S. House of Representatives or the U.S. Senate with respect to subject matters covered by Code Section 7874, that, in either of case (i) or (ii), if finalized and made effective, in the opinion of our legal counsel or OCI’s legal counsel, would reasonably be expected to cause New CF to be treated as a U.S. domestic corporation for U.S. federal tax purposes. In addition, our obligation to consummate the combination is subject to a condition that we shall have received from our legal counsel an opinion dated as of the closing date to the effect that Section 7874 of the Code (or any other U.S. tax laws), existing regulations promulgated thereunder, and official interpretation thereof as set forth in published guidance, should not apply in such a manner so as to cause New CF to be treated as a domestic corporation for U.S. federal income tax purposes from and after the closing date. OCI’s obligations to consummate the combination are subject to a condition that OCI shall have received from OCI’s legal counsel an opinion dated as of the closing date to the effect that, for U.S. federal income tax purposes, the separation should be treated as a reorganization within the meaning of Section 368(a)(1)(D) and a distribution qualifying under Section 355 of the Code. In the event that one or more of the above conditions are not satisfied, the relevant party (or if applicable, each party) will determine, based on the facts and circumstances existing at the applicable time, whether to invoke the applicable condition and not consummate the combination or waive the condition and consummate the combination (assuming the other closing conditions are satisfied or waived). Accordingly, any changes in applicable tax laws, regulations or the underlying facts before the closing date could jeopardize or delay the combination and/or have a material adverse effect on New CF’s business, financial condition, results of operations, cash flows, and/or share price.
We may be unable to obtain the regulatory clearances and other approvals required to complete the proposed combination with the ENA Business of OCI or, in order to do so, we may be required to comply with material restrictions or satisfy material conditions.
Conditions to closing the proposed combination with the ENA Business of OCI include the clearance and approval under the rules of the antitrust and competition law authorities, clearance by the Committee on Foreign Investment in the United States and that there is no judgment, temporary restraining order, preliminary or permanent injunction, ruling, determination, decision, opinion or comparable judicial or regulatory action of a governmental body in effect that prohibits the combination. As a result, even if our stockholders and OCI’s shareholders adopt the Combination Agreement, we and OCI can provide no assurance that all required regulatory clearances will be obtained, that the conditions associated with such clearances will be acceptable to either party, or that such conditions may not have an adverse effect on the combined company following closing of the combination. At any time before or after the completion of the merger, and notwithstanding the termination of applicable waiting periods, the Antitrust Division and the FTC or any state Attorney General could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the combination, before or after it is completed. We and OCI may not prevail and may incur significant costs in defending or settling any action under the antitrust and competition laws. We have agreed to pay OCI $150 million if the Combination Agreement is terminated in certain circumstances if certain regulatory approvals are not obtained.
We are subject to business uncertainties and contractual restrictions while the proposed combination with the ENA Business of OCI is pending, which could adversely affect our business and operations.
In connection with the pending combination with the ENA Business of OCI, it is possible that some customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the combination, which could negatively affect our revenues and earnings, as well as the market price of our common stock, regardless of whether the combination is completed.
Under the terms of the Combination Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing, which may adversely affect our ability to execute certain of our business strategies. These restrictions, the waiver of which is subject to the consent of OCI (not to be unreasonably withheld), could prevent us from taking certain actions that may be beneficial to our business, such as making acquisitions, pursuing certain business opportunities or entering into certain financing instruments. Such limitations could negatively affect our operations and business prior to the closing.
Furthermore, the process of planning to integrate two businesses and organizations for the post-combination period can divert management attention and resources and could ultimately have an adverse effect on us.
The Combination Agreement contains provisions that limit our ability to pursue alternative transactions to the combination, could discourage potential alternative transactions and/or third-parties from making alternative transaction proposals and could require, in certain circumstances, that we pay a termination fee of $150 million.
Pursuant to the terms of the Combination Agreement, we may be required to pay a termination fee of $150 million if the transactions contemplated by the Combination Agreement are not consummated because of the occurrence of certain events, including a change to the recommendation of our Board of Directors with respect to the proposals related to the combination that are to be voted on by our stockholders. Such a fee could be payable even if no other alternative transaction is consummated. In addition, if the Combination Agreement is terminated because we fail to obtain the required approval of our stockholders, we are obligated to reimburse OCI’s expenses up to a cap of $30 million.
We are generally prohibited from entering into an acquisition agreement with a third party, soliciting an alternative proposal from any third party involving 15% or more of our common stock, assets or earning power, and, subject to limited exceptions, participating in any discussions or negotiations regarding any proposal that is or could reasonably be expected to lead to an alternative acquisition proposal or furnishing any nonpublic information in connection therewith. In addition, under the terms of the Combination Agreement, we are not permitted to terminate the Combination Agreement if our Board of Directors withdraws its recommendation of the Combination Agreement or approves or recommends an alternative acquisition proposal and must continue in these circumstances to submit the Combination Agreement for consideration by our stockholders unless OCI terminates the Combination Agreement.
The presence of the above provisions and the termination fee could discourage third parties from making alternative acquisition proposals, even if such third party were prepared to pay consideration with a higher per share cash or market value than the proposed market value of the shares in the transactions contemplated by the Combination Agreement. As a result, third parties may make acquisition proposals, if at all, at a lower price than they would otherwise be willing to make in the absence of such restrictions on the ability of our Board of Directors to consider and/or negotiate with respect to such proposals. We may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring significant liability.
Failure to complete the proposed combination with the ENA Business of OCI, or significant delays in completing the combination, could negatively affect the trading price of our common stock and/or our future business and financial results.

The consummation of the proposed combination with the ENA Business of OCI is subject to numerous conditions, which may not be satisfied in a timely manner or at all. If the combination is not completed, or if there are significant delays in completing the combination, the trading price of our common stock and/or our future business and financial results could be negatively affected, and we will be subject to various risks, including the following:

•	we may be liable for damages to OCI under the terms and conditions of the Combination Agreement;

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the combination will be completed;

•	having to pay certain significant costs relating to the combination;

•	lost opportunities resulting from restrictions on the conduct of our business during the pendency of the transaction; and

•	the attention of management will have been diverted to the combination rather than to current operations and pursuit of other opportunities that could have been beneficial to us.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the proposed combination with the ENA Business of OCI.

We could experience difficulty in attracting, motivating and retaining executives and other employees due to the uncertainty of the closing of the proposed combination with the ENA Business of OCI. In addition, certain key employees of the ENA Business may not wish to become employees of New CF. Until completion of the transactions contemplated by the Combination Agreement, employee retention could be a challenge for us as employees may have uncertainty about the combination and their future roles with the combined company. If our employees or employees of the ENA Business depart prior to the closing of the combination due to uncertainty or the difficulty of integrating the two businesses, the combined company’s ability to realize the anticipated benefits of the transactions contemplated by the Combination Agreement could be reduced or delayed.
We are subject to risk associated with the CHS strategic venture including the risk that the strategic venture may not take effect as planned, or at all, due to a number of factors, many of which are beyond our control.
On August 12, 2015, we announced that we agreed to enter into the CHS strategic venture. CHS will purchase a minority equity interest in CFN for $2.8 billion. Additionally, we entered into the Supply Agreement with CHS, pursuant to which CHS will have the right to purchase nitrogen products from CFN at market prices. Pursuant to the CFN limited liability company agreement, CHS will be entitled to semi-annual profit distributions from CFN in respect of its equity interest in CFN based generally on the volume of nitrogen products purchased by CHS pursuant to the Supply Agreement. The CHS strategic venture is expected to take effect in the first quarter of 2016, subject to various conditions, including conditions relating to the absence of any injunction or other order by a court or other governmental authority or law that prohibits or makes illegal the consummation of the investment by CHS in CFN, the execution by the parties of certain ancillary agreements and other customary closing conditions. If these conditions are not satisfied or waived (to the extent permitted by law), the CHS strategic venture may be delayed or may not take effect at all. In addition, either party may terminate the strategic venture if conditions with respect to the confirmation of certain tax and financial accounting matters relating to the investment by CHS in CFN are not satisfied by specified dates.
Even if the CHS strategic venture takes effect, we may not realize the full benefits from the CHS strategic venture that are expected. The realization of the expected benefits of the CHS strategic venture depends on our ability to successfully operate and manage the strategic venture, and on the market prices of the nitrogen fertilizer products that are the subject of the Supply Agreement over the life of the agreement, among other factors. Additionally, disruptions related to the proposed CHS strategic venture could harm our relationships with our customers, employees or suppliers.
Our business is dependent on natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, urea, UAN, AN and other nitrogen products.
Because most of our manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During the nine months ended September 30, 2015, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $2.49 per MMBtu on April 28, 2015 and a high of $3.30 per MMBtu on January 16, 2015. During the three year and nine month period ended September 30, 2015, the daily closing price at the Henry Hub reached a low of $1.83 per MMBtu on three consecutive days in April 2012 and a high of $7.94 per MMBtu on March 5, 2014.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During the nine months ended September 30, 2015, the daily closing price at NBP reached a low of $5.80 per MMBtu on August 24, 2015 and a high of $8.50 per MMBtu on February 12, 2015. During the three year and nine month period ended September 30, 2015, the daily closing price at NBP reached a low of $5.80 per MMBtu on August 24, 2015 and a high of $16.00 per MMBtu on both February 7, 2012 and March 22, 2013.
Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. If this were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to intense price competition from our competitors. Most fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality. We compete with many producers, including state-owned and government-subsidized entities.
Consolidation in the industry has increased the resources of several of our competitors. Some of these competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world's largest producer and consumer of nitrogen fertilizers, is expected to continue expanding its fertilizer production capacity in the medium term. If Chinese government policy, or decreases in Chinese producers' underlying costs such as the price of Chinese coal, encourage exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Antidumping duties for Russian and Ukrainian fertilizer grade AN ended in November 2014. As a result, we could face much higher volumes of lower priced Russian and Ukrainian fertilizer grade AN in the United States.
We also face competition from other fertilizer producers in the Middle East, Europe and Latin America, who, depending on market conditions, fluctuating input prices, geographic location and freight economics, may take actions at times with respect to price or selling volumes that adversely affect our business, financial condition, results of operations and cash flows.
A decline in agricultural production or limitations on the use of our products for agricultural purposes could materially adversely affect the market for our products.
Conditions in the U.S. agricultural industry significantly impact our operating results. Our operating results are also affected by conditions in the European agricultural industry. The agricultural industries in the United States and Europe can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, demand for agricultural products and governmental policies regarding trade in agricultural products. These factors are outside of our control.
Governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing "food versus fuel" debate and other factors have resulted in calls to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. The EPA is expected to finalize RFS targets for calendar years 2014, 2015 and 2016 by November 30, 2015. Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment.
Our operations and those of our joint venture are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery may adversely affect our business.
We and our joint venture use natural gas and other raw materials in the manufacture of fertilizers. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facilities and those of our joint venture by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems which impact the shipping times of our products.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, discharges or other releases of hazardous substances, terrorism or the potential use of fertilizers as explosives, governmental entities could implement new regulations affecting the transportation of raw materials or finished products.
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

In the United States, the railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products.
Our operations and the production and handling of our products involve significant risks and hazards. We are not fully insured against all potential hazards and risks incident to our business. Therefore, our insurance coverage may not adequately cover our losses.
Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including ammonia, which is highly toxic and corrosive. These hazards include: explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities.
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
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. We have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, breach of warranty and assault under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products we have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the Company's Motions for Summary Judgment in August 2015. Three cases, scheduled to begin trial on October 12, 2015, were resolved pursuant to a confidential settlement fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. We believe we have strong legal and factual defenses and intend to continue defending ourselves vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.
Cyber security risks could result in disruptions in business operations and adverse operating results.
We rely on information technology and computer control systems in many aspects of our business, including internal and external communications, the management of our accounting, financial and supply chain functions and plant operations. Business and supply chain disruptions, plant and utility outages and information technology system and network disruptions due to cyber attacks could seriously harm our operations and materially adversely affect our operating results. Cyber security risks include attacks on information technology and infrastructure by hackers, damage or loss of information due to viruses, the unintended disclosure of confidential information, the misuse or loss of control over computer control systems, and breaches due to employee error. Our exposure to cyber security risks includes exposure through third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our systems and information from being vulnerable to cyber attacks. We believe these measures and procedures are appropriate. However, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber attacks. Compromises to our information and control systems could have severe financial and other business implications.
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
Weather conditions or, in certain cases, weather forecasts, also can affect the price of natural gas, the principal raw material used to make our nitrogen fertilizer products. Colder than normal winters and warmer than normal summers increase the demand for natural gas for power generation and for residential and industrial use, which can increase the cost and/or decrease the availability of natural gas. In addition, adverse weather events such as very low temperatures leading to well freeze-offs or hurricanes affecting the Gulf of Mexico coastal states can impact the supply of natural gas and cause prices to rise.
We may not be able to complete our capacity expansion projects on schedule as planned, on budget or at all due to a number of factors, many of which are beyond our control.
We are constructing new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea plants at our complex in Port Neal, Iowa. These multi-billion dollar projects are scheduled for completion at various times in late 2015 and in 2016.
The design, development, construction and start-up of the new plants are subject to a number of risks, any of which could prevent us from completing the projects on schedule as planned and on budget or at all, including cost overruns, performance of third parties, the inability to obtain necessary permits or to obtain such permits without undue delay, inability to comply with permit terms and conditions, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, errors in the design, construction or start-up, and other unforeseen difficulties.
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
We may not be successful in the expansion of our business.
We routinely consider possible expansions of our business, both within the United States and elsewhere. Major investments in our business, including as a result of acquisitions, partnerships, joint ventures, business combination transactions or other major investments require significant managerial resources, the diversion of which from our other activities may impair the operation of our business. We may be unable to identify or successfully compete for certain acquisition targets, which may hinder or prevent us from acquiring a target or completing other transactions. The risks of any expansion of our business through investments, acquisitions, partnerships, joint ventures or business combination transactions are increased due to the significant capital and other resources that we may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is ultimately not implemented. As a result of these and other factors, including general economic risk, we may not be able to realize our projected returns from any future acquisitions, partnerships, joint ventures, business combination transactions or other major investments. Among the risks associated with the pursuit and consummation of acquisitions, partnerships, joint ventures or other major investments or business combination transactions are those involving:

•	difficulties in integrating the parties' operations, systems, technologies, products and personnel;

•	incurrence of significant transaction-related expenses;

•	potential integration or restructuring costs;

•
potential impairment charges related to the goodwill, intangible assets or other assets to which any such transaction relates, in the event that the economic benefits of such transaction prove to be less than anticipated;

•	other, unanticipated costs associated with such transactions;

•	our ability to achieve operating and financial efficiencies, synergies and cost savings;

•	our ability to obtain the desired financial or strategic benefits from any such transaction;

•	the parties' ability to retain key business relationships, including relationships with employees, customers, partners and suppliers;

•	potential loss of key personnel;

•	entry into markets or involvement with products with which we have limited current or prior experience or in which competitors may have stronger positions;

•	assumption of contingent liabilities, including litigation;

•	exposure to unanticipated liabilities;

•	differences in the parties' internal control environments, which may require significant time and resources to resolve in conformity with applicable legal and accounting standards;

•	increased scope, geographic diversity and complexity of our operations;

•	the tax effects of any such transaction; and

•	the potential for costly and time-consuming litigation, including stockholder lawsuits.
International acquisitions, partnerships, joint ventures, business combination or investments and other international expansions of our business involve additional risks and uncertainties, including:

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
If we finance acquisitions, partnerships, joint ventures, business combination transactions or other major investments by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted or we could face constraints under the terms of, and as a result of the repayment and debt-service obligations under, the additional indebtedness. A business combination transaction between us and another company could result in our stockholders receiving cash or shares of another entity on terms that such stockholders may not consider desirable. Moreover, the regulatory approvals associated with a business combination may result in divestitures or other changes to our business, the effects of which are difficult to predict.
We are subject to numerous environmental, health and safety laws, regulations and permitting requirements, as well as potential environmental liabilities, which may require us to make substantial expenditures.
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom, and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive

Environmental Response, Compensation, and Liability Act (CERCLA), the Toxic Substances Control Act and various other federal, state and local laws.
As a fertilizer company working with chemicals and other hazardous substances, our business is inherently subject to spills, discharges or other releases of hazardous substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our current facilities or facilities previously owned by us or other acquired businesses, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facilities could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows. On October 1, 2015, the EPA released a final regulation lowering the national ambient air quality standard for ozone. This action is expected to result in additional areas of the country being classified as being in nonattainment with the ozone standard and subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.
We are subject to greenhouse gas (GHG) regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although our new and modified facilities are likely to be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom are subject to regulatory emissions trading systems, which generally require us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. Our facility in Alberta, Canada is subject to a provincial regulation requiring reductions in the facility's net emissions intensity, which can be met by facility improvements, the purchase of emissions offsets or performance credits, or contributions to a non-profit climate change fund established by Alberta. The province of Ontario, Canada, is also considering adoption of an emission trading system regulation. We also sell DEF, which is subject to EPA emissions standards that may become more stringent in the future. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.
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
Our nitrogen fertilizer operations are concentrated in nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which currently represents approximately 35% of our ammonia production capacity and will represent approximately 40% of our ammonia production capacity after the Donaldsonville and Port Neal capacity expansion projects are fully operational. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane activity and our other complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas in the respective regions. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace and could result in operational disruptions.
We are exposed to risks associated with our joint venture.
As of September 30, 2015, our remaining joint venture is a 50% ownership interest in PLNL (which owns a facility in the Republic of Trinidad and Tobago). Our joint venture partner may share a measure of control over the operations of our PLNL joint venture. As a result, our investment in our PLNL joint venture involves risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our PLNL joint venture or our partner: have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to (or have veto rights over) our instructions, requests, policies or objectives; subject our PLNL joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.
In addition, we may become involved in disputes with our PLNL joint venture partner, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.
Our PLNL joint venture operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture has experienced natural gas curtailments due to major maintenance activities being conducted at natural gas facilities and decreased gas exploration and development activity in Trinidad. These curtailments have continued into 2015 and we are unable to predict when the curtailments will cease to occur. Failure to secure a long-term gas supply from NGC on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture which could result in impairment to the value of the joint venture, and could have a material adverse effect on our results of operations.
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

Due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facilities Anti-Terrorism Standards regulation. In addition, President Obama issued Executive Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen fertilizers that can be used as explosives. It is possible that governmental entities in the United States or elsewhere could impose additional limitations on the use, sale or distribution of nitrogen fertilizers, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.
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
Our principal reporting currency is the U.S. dollar and our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates. The main currencies to which we are exposed, besides the U.S. dollar, are the British pound and the Euro. We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to anti-corruption laws and regulations and economic sanctions programs in various jurisdictions, including the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act of 2010, and economic sanctions programs administered by the United Nations, the European Union and the Office of Foreign Assets Control of the U.S. Department of the Treasury, and regulations set forth under the Comprehensive Iran Accountability Divestment Act. As a result of doing business internationally, we are exposed to a risk of violating anti-corruption laws and sanctions regulations applicable in those countries where we, our partners or agents operate. Violations of anti-corruption and sanctions laws and regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. The violation of applicable laws by our employees, consultants, agents or partners could subject us to penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to antitrust and competition laws in various countries throughout the world. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. Changes in antitrust laws globally, or in their interpretation, administration or enforcement, may limit our existing or future operations and growth.
Our investments in securities are subject to risks that may result in losses.
We generally invest cash and cash equivalents from our operations in what we believe to be relatively short-term, highly liquid and high credit quality instruments, including notes and bonds issued by governmental entities or corporations and money market funds. Securities issued by governmental entities include those issued directly by the United States government, those issued by state, local or other governmental entities, and those guaranteed by entities affiliated with governmental entities. Our investments are subject to fluctuations in both market value and yield based upon changes in market conditions, including interest rates, liquidity, general economic and credit market conditions and conditions specific to the issuers.
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
In addition, conditions in the international market for nitrogen fertilizers significantly influence our operating results. The international market for fertilizers is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact upon the cost of importing of nitrogen fertilizers into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate that affect foreign trade and investment.
We have a material amount of indebtedness, expect to have a substantial amount of indebtedness on a consolidated basis following consummation of the proposed combination with the ENA Business of OCI, and may need to incur additional indebtedness or need to refinance existing indebtedness in the future, which may adversely affect our business.
As of September 30, 2015, we had approximately $5.6 billion of total indebtedness, consisting primarily of senior notes with varying maturity dates between 2018 and 2044. We had excess borrowing capacity under our existing Revolving Credit Agreement of $1,995 million. In addition, upon the consummation of the proposed combination with the ENA Business of OCI, we expect to have a substantial amount of indebtedness on a consolidated basis. We expect that this indebtedness will include our existing indebtedness, approximately $1.2 billion of existing secured project finance indebtedness relating to the ENA Business, and indebtedness under any of the existing OCI convertible bonds assumed by us in connection with the combination. In addition, to fund cash requirements in connection with the consummation of the combination, we expect that we or our subsidiaries will receive cash proceeds from external financing sources (whether using alternative financing arranged prior to the closing under the Combination Agreement or, if such financing is not arranged, a portion of the financing under the Bridge Credit Agreement) of approximately $1.0 billion. In addition, upon the consummation of the combination, the Bridge Credit Agreement provides for borrowings of up to $1.3 billion for general corporate purposes, our existing Revolving Credit Agreement provides for up to $2.0 billion of borrowings for general corporate purposes and the GrowHow Credit Agreement provides for up to £40 million of borrowings for general corporate purposes.
Our substantial debt service obligations could have an adverse impact on our earnings and cash flows. Our substantial indebtedness could, as a result of our debt service obligation or through the operation of the financial and other restrictive covenants to which we are subject under the agreements and instruments governing that indebtedness and otherwise, have important consequences. For example, it could:

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

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit agreements, could be at variable rates of interest;

•	make us more leveraged than some of our competitors, which could place us at a competitive disadvantage;

•	limit our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes; and

•	result in a downgrade in the credit rating of our indebtedness which could increase the cost of further borrowings.
We expect to consider options to refinance our outstanding indebtedness from time to time following consummation of the combination. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors, including factors beyond our control. Consequently, in the event that we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable timeframe, if at all. An inability to obtain financing with acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following consummation of the combination, we expect that the terms of our indebtedness will allow us to incur significant additional debt in the future. If we incur additional indebtedness, the risks that we face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our outstanding debt securities, the lenders under our Revolving Credit Agreement, Bridge Credit Agreement and the GrowHow Credit Agreement and our suppliers, may be materially and adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) (3)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2015 - July 31, 2015	360,308	(2)	$62.82	358,160	$100,000
August 1, 2015 - August 31, 2015	17,909	(2)	$60.95	—	$100,000
September 1, 2015 - September 30, 2015	—		$—	—	$100,000
Total	378,217		$62.73	358,160
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

ITEM 6.    EXHIBITS.
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 90 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 9, 2015	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2015	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Combination Agreement, dated August 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.2
Shareholders’ Agreement, dated August 6, 2015, by and among Darwin Holdings Limited, Capricorn Capital B.V., Leo Capital B.V., Aquarius Investments B.V. and OCI N.V. (incorporated by reference to Exhibit 2.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.3
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Capricorn Capital B.V. (incorporated by reference to Exhibit 2.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.4
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Leo Capital B.V. (incorporated by reference to Exhibit 2.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.5
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Aquarius Investments B.V. (incorporated by reference to Exhibit 2.5 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.6	Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of August 11, 2015, by and between CF Industries Sales, LLC and CHS Inc.*, **
2.7
Amendment No. 1 to the Combination Agreement, dated November 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.2 to Darwin Holdings Limited's Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

2.8
Amendment No. 1 to the Shareholders’ Agreement, dated November 6, 2015, by and among Darwin Holdings Limited, Capricorn Capital B.V., Leo Capital B.V., Aquarius Investments B.V. and OCI N.V. (incorporated by reference to Exhibit 2.4 to Darwin Holdings Limited’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

2.9
Amendment No. 1 to the Irrevocable Undertaking, dated November 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Capricorn Capital B.V. (incorporated by reference to Exhibit 2.6 to Darwin Holdings Limited’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

3.1
Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2015, File No. 001-32597)

4.1
Note Purchase Agreement, dated September 24, 2015, among CF Industries Holdings, Inc., CF Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 30, 2015, File No. 001-32597)

10.1
Commitment Letter, dated August 6, 2015, by and among Morgan Stanley Senior Funding, Inc., Goldman Sachs Bank USA and CF Industries Holdings, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

10.2
364-Day Bridge Credit Agreement, dated as of September 18, 2015, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2015, File No. 001-32597)

10.3
Third Amended and Restated Revolving Credit Agreement, dated as of September 18, 2015, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., Goldman Sachs Bank USA, Bank of Montreal, Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as issuing banks (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2015, File No. 001-32597)

10.4	Nitrogen Fertilizer Purchase Agreement, dated August 11, 2015, by and between CF Industries Nitrogen, LLC and CHS Inc. **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

**	Portions of Exhibits 2.6 and 10.4 have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.