Form 10-K
period 2015-12-31
CF Industries Holdings, Inc.
filed 2016-02-25
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32597
CF INDUSTRIES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-2697511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Parkway North, Suite 400, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (847) 405-2400
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $14,966,659,383 based on the closing sale price of common stock on June 30, 2015.
233,082,556 shares of the registrant's common stock, $0.01 par value per share, were outstanding as of January 29, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, or, if we do not file the proxy statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

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
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana; Yazoo City, Mississippi; and Billingham, United Kingdom manufacturing facilities.
Prior to March 17, 2014, we also manufactured and distributed phosphate fertilizer products. Our principal phosphate products were diammonium phosphate (DAP) and monoammonium phosphate (MAP). On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to The Mosaic Company (Mosaic) for approximately $1.4 billion in cash. See Note 4—Acquisitions and Divestitures for additional information.
Our principal assets include:

•
six North American nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in North America); Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada); Port Neal, Iowa; Courtright, Ontario; Yazoo City, Mississippi; and Woodward, Oklahoma;

•	two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce AN, ammonia and NPKs;

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
In 2015, we entered into a number of strategic agreements and transactions as follows:

•
We acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us on July 31, 2015 for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us. This transaction added CF Fertilisers UK’s nitrogen manufacturing complexes in Ince, United Kingdom and Billingham, United Kingdom to our consolidated manufacturing capacity.

•	We sold our interests in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, to the other key principals of Keytrade.

•	We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.

CF INDUSTRIES HOLDINGS, INC.

•
We entered into a definitive agreement (as amended, the Combination Agreement) under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI). The combination transaction includes OCI’s nitrogen production facility in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. This transaction is expected to close in mid-2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals, and other closing conditions. See Note 4—Acquisitions and Divestitures for additional information.

•
We entered into a strategic venture with CHS Inc. (CHS). The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries from us pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual profit distributions from CFN as a result of its minority equity interest in CFN. See Note 27—Subsequent Event for additional information on this strategic venture.

We are currently constructing new ammonia and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. In November 2015, the new urea plant at the Donaldsonville, Louisiana complex came on line and was the first plant to be commissioned as part of our capacity expansion projects in North America. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Liquidity and Capital Resources—Capacity Expansion Projects and Restricted Cash for additional information related to our capacity expansion projects.
In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the CF Fertilisers UK acquisition. Our reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. generally accepted accounting principles (GAAP), assesses the performance of our operating segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, Other, and phosphate. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis. See Note 4—Acquisitions and Divestitures for additional information.
On May 15, 2015, we announced that our Board of Directors declared a five-for-one split of our common stock to be effected in the form of a stock dividend. On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common stock held on the Record Date. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the stock split. All share and per share data has been retroactively restated to reflect the stock split, except for the number of authorized shares of common stock. Since the par value of the common stock remained at $0.01 per share, the recorded value for common stock has been retroactively restated to reflect the par value of total outstanding shares with a corresponding decrease to paid-in capital.
On March 17, 2014, we sold our phosphate mining and manufacturing business which was reported in our phosphate segment. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. However, the segment will continue to be included until the reporting of comparable period phosphate results ceases. See Note 4—Acquisitions and Divestitures for additional information.
The ammonia, granular urea, UAN, AN and Other segments are also referred to throughout this document as the “Nitrogen Product Segments." For the years ended December 31, 2015, 2014 and 2013, we sold 13.7 million, 13.3 million and 12.9 million product tons from the Nitrogen Product Segments generating net sales of $4.31 billion, $4.57 billion and $4.68 billion, respectively.
Our principal executive offices are located outside of Chicago, Illinois, at 4 Parkway North, Suite 400, Deerfield, Illinois 60015 and our telephone number is 847-405-2400. Our Internet website address is www.cfindustries.com. Information made available on our website does not constitute part of this Annual Report on Form 10-K.

CF INDUSTRIES HOLDINGS, INC.

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
In August 2005, we completed our initial public offering (IPO) of common stock, which is listed on the New York Stock Exchange. In connection with the IPO, we consummated a reorganization transaction whereby we ceased to be a cooperative and our pre-IPO owners' equity interests in CF Industries were canceled in exchange for all of the proceeds of the offering and shares of our common stock.
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
In July 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us.
Product Tons and Nutrient Tons
Unless otherwise stated, we measure our production and sales volume in this Annual Report on Form 10-K in product tons, which represents the weight of the product measured in short tons (one short ton is equal to 2,000 pounds). References to UAN product tons assume a 32% nitrogen content basis for production volume.
We also provide certain supplementary volume information measured in nutrient tons. Nutrient tons represent the weight of the product’s nitrogen content, which varies by product. Ammonia represents 82% nitrogen content, granular urea represents 46% nitrogen content, UAN represents between 28% and 32% nitrogen content and AN represents between 29% and 35% nitrogen content.
Reportable Segments
As discussed above, our reportable segments now consist of the following segments: ammonia, granular urea, UAN, AN, Other, and phosphate. These segments are differentiated by products. Historical financial results have been restated to reflect this new reportable segment structure on a comparable basis. See Note 21—Segment Disclosures for additional information.
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

	2015		2014		2013
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Nitrogen Product Segments
Ammonia	2,995	$1,523.1	2,969	$1,576.3	2,427	$1,437.9
Granular urea	2,460	788.0	2,459	914.5	2,506	924.6
UAN	5,865	1,479.7	6,092	1,669.8	6,383	1,935.1
AN	1,290	294.0	958	242.7	859	215.1
Other(1)	1,108	223.5	798	171.5	770	165.1
Total	13,718	$4,308.3	13,276	$4,574.8	12,945	$4,677.8
_______________________________________________________________________________

(1)	Other segment products include DEF, urea liquor, nitric acid, aqua ammonia and NPKs.
Gross margin for the Nitrogen Product Segments was $1.55 billion, $1.77 billion and $2.45 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
We operate seven nitrogen fertilizer manufacturing facilities in North America. We own four nitrogen fertilizer manufacturing facilities in the United States, one in Medicine Hat, Alberta, Canada and one in Courtright, Ontario, Canada. We also have a 75.3% interest in TNCLP and its subsidiary, TNLP, which owns a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. In 2015, the combined production capacity of these seven facilities represented approximately 37%, 34%, 45% and 21% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen fertilizer manufacturing facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.
We also operate two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce ammonia, AN and NPKs and serve primarily the British agricultural and industrial markets.
The following table shows the production capacities at each of our nitrogen manufacturing facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	AN(5)	NPKs
	(tons in thousands)
Donaldsonville, Louisiana(6)(7)	3,070	1,130	2,415	1,680	—	—
Medicine Hat, Alberta	1,250	790	—	810	—	—
Port Neal, Iowa(8)	380	30	800	50	—	—
Verdigris, Oklahoma(9)(10)	1,180	390	1,975	—	—	—
Woodward, Oklahoma	480	140	820	25	—	—
Yazoo City, Mississippi(8)(10)(11)	560	—	160	40	1,075	—
Courtright, Ontario(8)(10)	500	265	345	160	—	—
Ince, U.K.(12)	380	20	—	—	575	385
Billingham, U.K.(10)	550	270	—	—	620	—
	8,350	3,035	6,515	2,765	2,270	385
Unconsolidated Affiliate
Point Lisas, Trinidad(13)	360	360	—	—	—	—
Total	8,710	3,395	6,515	2,765	2,270	385
_______________________________________________________________________________

CF INDUSTRIES HOLDINGS, INC.

(1)	Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

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

(6)
The urea expansion capacity at Donaldsonville is online and available (Note: the urea expansion capacity of approximately 1.3 million tons has not been added to the capacity table above). If the full urea expansion capacity of approximately 1.3 million tons were produced, then the net ammonia balance would decrease by approximately 768,000 tons.

(7)
The Donaldsonville facility's remaining production capacity depends on product mix. Including the urea expansion capacity, the facility is capable of producing approximately 3.0 million tons of granular urea with UAN running at capacity. Granular urea production can be increased to approximately 3.3 million tons if UAN production is reduced to approximately 1.6 million tons.

(8)
Production of urea products at the Port Neal and Courtright facilities can be increased by reducing UAN production. Urea liquor production at the Yazoo City facility can be increased by obtaining additional ammonia to supplement the facility's ammonia production.

(9)	Represents 100% of the capacity of this facility.

(10)	Reduction of UAN or AN production at the Yazoo City, Courtright, Verdigris and Billingham facilities can allow more merchant nitric acid to be made available for sale.

(11)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN to 945,000 tons.

(12)	The Ince facility's production capacity depends on product mix. The facility can increase production of NPKs to 550,000 tons by reducing AN production to 485,000 tons.

(13)	Represents our 50% interest in the capacity of PLNL.
The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2015	2014	2013
	(tons in thousands)
Ammonia(1)	7,673	7,011	7,105
Granular urea	2,520	2,347	2,474
UAN (32%)	5,888	5,939	6,332
AN	1,283	950	882
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.
Donaldsonville, Louisiana
The Donaldsonville nitrogen fertilizer complex is the largest nitrogen fertilizer production facility in North America. It has five ammonia plants, five urea plants, three nitric acid plants and two UAN plants. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 160,000 tons of ammonia, 168,000 tons of UAN (measured on a 32% nitrogen content basis) and 163,000 tons of granular urea.
In the fourth quarter of 2012, we announced our expansion project plans for our Donaldsonville, Louisiana facility, which will increase our annual capacity of ammonia and granular urea by up to 1.3 million tons each and UAN by up to 1.8 million tons. The new Donaldsonville urea plant became operational during the fourth quarter of 2015. For additional details regarding this project, see Item 7. MD&A—Liquidity and Capital Resources—Capacity Expansion Projects and Restricted Cash.

CF INDUSTRIES HOLDINGS, INC.

Medicine Hat, Alberta, Canada
Medicine Hat is the largest nitrogen fertilizer complex in Canada. It has two ammonia plants and one urea plant. The complex has on-site storage for 60,000 tons of ammonia and 60,000 tons of granular urea.
The complex is owned by Canadian Fertilizers Limited (CFL), which until April 30, 2013, was a variable interest entity which we consolidated in our financial statements. In April 2013, we purchased the remaining noncontrolling interest. CFL is now a wholly-owned subsidiary.
For further information about CFL, see Note 15—Noncontrolling Interest.
Port Neal, Iowa
The Port Neal facility is located approximately 12 miles south of Sioux City, Iowa on the Missouri River. The facility consists of an ammonia plant, two urea plants, two nitric acid plants and a UAN plant. The location has on-site storage for 30,000 tons of ammonia and 81,000 tons of 32% UAN.
In the fourth quarter of 2012, we also announced our expansion project plans for our Port Neal, Iowa facility, which will increase our annual capacity of ammonia by approximately 0.8 million tons and granular urea by approximately 1.3 million tons. For additional details regarding this project, see Item 7. MD&A—Liquidity and Capital Resources—Capacity Expansion Projects and Restricted Cash.
Verdigris, Oklahoma
The Verdigris facility is located northeast of Tulsa, Oklahoma, near the Verdigris River and is owned by TNLP. It is the second largest UAN production facility in North America. The facility comprises two ammonia plants, two nitric acid plants, two urea plants, two UAN plants and a port terminal. Through our 75.3% interest in TNCLP and its subsidiary, TNLP, we operate the plants and lease the port terminal from the Tulsa-Rogers County Port Authority. The complex has on-site storage for 60,000 tons of ammonia and 100,000 tons of 32% UAN.
Woodward, Oklahoma
The Woodward facility is located in rural northwest Oklahoma and consists of an ammonia plant, two nitric acid plants, two urea plants and two UAN plants. The facility has on-site storage for 36,000 tons of ammonia and 83,900 tons of 32% UAN.
Yazoo City, Mississippi
The Yazoo City facility is located in central Mississippi and includes one ammonia plant, four nitric acid plants, an AN plant, two urea plants, a UAN plant and a dinitrogen tetroxide production and storage facility. The site has on-site storage for 50,000 tons of ammonia, 48,000 tons of 32% UAN and 7,000 tons of AN and related products.
Courtright, Ontario, Canada
The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of an ammonia plant, a UAN plant, a nitric acid plant and a urea plant. The location has on-site storage for 64,100 tons of ammonia, 10,400 tons of granular urea and 16,000 tons of 32% UAN.
Ince, United Kingdom
The Ince facility is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The location has on-site storage for 11,000 tons of ammonia, 110,000 tons of AN, and 50,000 tons of NPKs.
Billingham, United Kingdom
The Billingham facility, located in the Teesside chemical area in northeastern England, is geographically split among three primary locations: the main site, which contains an ammonia plant, three nitric acid plants and a carbon dioxide plant; the Portrack site, approximately two miles away, which contains an AN fertilizer plant; and the North Tees site, approximately seven miles away, which contains an ammonia storage area. These locations collectively have on-site storage for 40,000 tons of ammonia and 128,000 tons of AN.

CF INDUSTRIES HOLDINGS, INC.

Point Lisas, Trinidad
The Point Lisas Nitrogen facility in the Republic of Trinidad and Tobago is owned jointly through a 50/50 venture with Koch Fertilizer LLC. This facility has the capacity to produce 720,000 tons of ammonia annually from natural gas supplied under a contract with The National Gas Company of Trinidad and Tobago.
Nitrogen Fertilizer Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2015, natural gas accounted for approximately 45% of our total production costs for nitrogen fertilizer products. Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. Our facilities utilize the following natural gas hubs: Henry Hub in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Dawn in Ontario; and the National Balancing Point in the United Kingdom.
Our nitrogen manufacturing facilities consume, in the aggregate, approximately 280 million MMBtus of natural gas annually. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. For further information about our natural gas hedging activities, see Note 16—Derivative Financial Instruments.
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
Our North American nitrogen production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,600 tank and hopper cars, as well as railcars provided by rail carriers. Our United Kingdom nitrogen production facilities ship products via truck.
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. We employ a fleet of twelve leased tow boats and 40 river barges to ship ammonia and UAN. We also utilize contract marine services to move urea fertilizer. We also export nitrogen fertilizer products via barge from our Billingham, United Kingdom manufacturing facility.
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
Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. For additional information regarding this sale, see Note 4—Acquisitions and Divestitures.

CF INDUSTRIES HOLDINGS, INC.

Our historical sales of phosphate fertilizer products are shown in the table below.

	2014		2013
	Tons	Net Sales	Tons	Net Sales
	(tons in thousands; dollars in millions)
Phosphate Fertilizer Products
DAP	372	$127.6	1,408	$600.6
MAP	115	40.8	449	196.3
Total	487	$168.4	1,857	$796.9
Gross margin for the phosphate segment was $10.1 million and $74.9 million for the years ended December 31, 2014 and 2013, respectively.
Storage Facilities and Other Properties
As of December 31, 2015, we owned or leased space at 88 in-market storage terminals and warehouses located in a 22-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 3.3 million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	9	511	3	233	6	497	3	245
Terminal and Warehouse Locations
Owned	22	815	1	40	8	219	—	—
Leased(2)	3	110	2	49	52	534	—	—
Total In-Market	25	925	3	89	60	753	—	—
Total Storage Capacity		1,436		322		1,250		245
_______________________________________________________________________________

(1)	Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)	Our lease agreements are typically for periods of one to five years.
Customers
The principal customers for our nitrogen fertilizer and other nitrogen products are cooperatives, independent fertilizer distributors, farmers and industrial users. None of our customers in 2015 accounted for more than ten percent of our consolidated net sales. Sales are generated by our internal marketing and sales force.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and, to a lesser extent, on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
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
Our primary United Kingdom competition comes from imported products supplied by companies including Yara International, Origin Fertilisers, Bunn Fertiliser Limited (Koch), Ameropa, CHS and Helm. Urea and UAN are not produced in the United Kingdom, but along with AN, are widely-traded fertilizer products with limited barriers to entry.

CF INDUSTRIES HOLDINGS, INC.

Seasonality
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
Financial Information About Foreign and Domestic Sales and Operations
The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic long-lived assets are set forth in Note 21—Segment Disclosures.
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
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2015 totaled approximately $32.0 million. In 2016, we estimate that we will spend approximately $43.0 million for environmental, health and safety capital expenditures. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Clean Air Act—Section 185 Fee
Our Donaldsonville nitrogen complex is located in a five-parish region near Baton Rouge, Louisiana that, as of 2005, was designated as being in "severe" nonattainment with respect to the national ambient air quality standard (NAAQS) for ozone (the 1-hour ozone standard) pursuant to the Federal Clean Air Act (the Act). Section 185 of the Act requires states, in their state implementation plans, to levy a fee (Section 185 fee) on major stationary sources (such as the Donaldsonville complex) located in a severe nonattainment area that did not meet the 1-hour ozone standard by November 30, 2005. For additional information on the Section 185 fee, see Note 20—Contingencies.
Clean Air Act Information Request
On February 26, 2009, we received a letter from the Environmental Protection Agency (EPA) under Section 114 of the Act requesting information and copies of records relating to compliance with New Source Review and New Source Performance Standards at our Donaldsonville facility. For additional information on the Clean Air Act Information Request, see Note 20—Contingencies.

CF INDUSTRIES HOLDINGS, INC.

CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. We and the current owner are currently conducting a remedial investigation/feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. For additional information on the CERCLA/Remediation matters, see Note 20—Contingencies.
Regulation of Greenhouse Gases
We are subject to regulations in the United Kingdom, Canada and the United States concerning greenhouse gas (GHG) emissions.
The United Kingdom is a party to the Kyoto Protocol. As a result of agreements reached during a conference in Durban, South Africa in 2011, the Kyoto Protocol will continue in force for a second commitment period, which will expire by 2020. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2°C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels. The Paris Agreement could result in more aggressive efforts to reduce GHG emissions in the jurisdictions in which we operate.
The United Kingdom has adopted GHG emissions regulations, including regulations to implement the European Union Greenhouse Gas Trading System. Our U.K. manufacturing plants are required to report GHG emissions annually to the United Kingdom Environment Agency pursuant to their site Environmental Permits and Climate Change Agreement, which specify energy efficiency targets. Failure to meet efficiency targets may require these plants to purchase CO2 emissions allowances. The steam boilers at each of our U.K. sites are also subject to the European Union Emissions Trading Scheme.
Canada withdrew from further participation in the Kyoto Protocol in December 2011, but is a signatory to the Paris Agreement. In Canada, we are required to conduct an annual review of our operations with respect to compliance with Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. Ontario is party to the Western Climate Initiative (WCI), comprising California and several Canadian provinces. In April 2015, Ontario announced that it intended to implement its own GHG cap and trade program. On November 16, 2015, Ontario published a notice seeking comments on the design of its cap and trade system. The notice stated that Ontario was proposing to commence operation of the cap and trade program by January 1, 2017 and that this program would link with the cap and trade programs already in operation in California and Quebec. The design document further proposed that the initial cap be set at forecasted GHG emissions for 2017, with annual reductions in the cap designed to achieve the objective of reducing Ontario's GHG emissions to 15% below 1990 levels by 2020.
In Alberta, the Specified Gas Emitters Regulation (GHG Regulation) was implemented in 2007. This program requires facilities emitting more than 100,000 tons of GHGs per year to reduce emissions by 12% over such facilities' 2007 levels. To meet this requirement, companies can reduce emissions, purchase/use offset credits, or contribute to a technology fund at an annual rate of $15 per ton of CO2. Currently, our Medicine Hat facility’s method of compliance is to make contributions to the technology fund. Alberta has recently announced that it is replacing its current approach with respect to carbon by introducing a carbon tax that applies across all sectors. The carbon tax is set at $20 per ton (Canadian dollars) effective January 1, 2016 with an emissions reduction target of 15%, rise to $30 per ton (Canadian dollars) effective January 1, 2017 with an emissions reduction target of 20% and increase with the rate of inflation thereafter.
The United States is not a party to the Kyoto Protocol, but is a signatory to the Paris Agreement. In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including EPA's Clean Power Plan, do not directly impose obligations on our facilities. The EPA has issued a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and begin reporting the previous year's emissions annually starting in 2011. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than the states' implementation of this permitting requirement, none of the states where our

CF INDUSTRIES HOLDINGS, INC.

U.S. production facilities are located—Louisiana, Mississippi, Iowa and Oklahoma—has proposed control regulations limiting GHG emissions.
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
Regulatory Permits and Approvals
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Any future expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals. More stringent environmental standards may impact our ability to obtain such permits. The Baton Rouge area, where our Donaldsonville facility is located, currently is classified as marginal nonattainment for ozone with respect to the ozone standard issued in 2008. EPA has proposed reclassifying the Baton Rouge area as in attainment with the 2008 ozone standard based on 2012-2014 data. However, on October 26, 2015, EPA published a more stringent national ambient air quality standard for ozone that could cause Baton Rouge to again be classified as a nonattainment area. Such a classification (in the Baton Rouge area or in other areas where our manufacturing facilities are located) could result in more stringent air pollution emissions limits for our existing operations and would also subject our facilities to more stringent requirements to obtain approvals for plant expansions, or could make it difficult to obtain such approvals.
Employees
As of December 31, 2015, we employed approximately 2,800 full-time and 100 part-time employees.

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
Each of our and OCI’s respective obligations to consummate the transactions contemplated by the Combination Agreement is subject to a condition that there shall have been no (i) change in law, official interpretation thereof, or officially proposed action by the U.S. Internal Revenue Service (IRS) or the U.S. Department of the Treasury, other than those rules described in Notice 2015-79 issued by the Department of the Treasury and IRS on November 19, 2015, (whether or not yet approved or effective) with respect to subject matters covered by Code Section 7874 or (ii) passage of any bill that would implement a change in applicable laws by either the U.S. House of Representatives or the U.S. Senate with respect to subject matters covered by Code Section 7874, that, in either of case (i) or (ii), if finalized and made effective, in the opinion of our legal counsel or OCI’s legal counsel, (A) would reasonably be expected to cause New CF to be treated as a U.S. domestic corporation for U.S. federal tax purposes or (B) would cause New CF to fail to qualify for relevant benefits of the U.S.-Netherlands Tax Treaty. In addition, our obligation to consummate the combination is subject to a condition that we shall have received from our legal counsel (i) an opinion dated as of the closing date to the effect that Section 7874 of the Code (or any other U.S. tax laws), existing regulations promulgated thereunder, and official interpretation thereof as set forth in published guidance, should not apply in such a manner so as to cause New CF to be treated as a domestic corporation for U.S. federal income tax purposes from and after the closing date and (ii) an opinion dated as of the closing date to the effect that New CF should qualify for relevant benefits of the U.S.-Netherlands Tax Treaty. OCI’s obligations to consummate the combination are subject to a condition that OCI shall have received from OCI’s legal counsel an opinion dated as of the closing date to the effect that, for U.S. federal income tax purposes, the separation should be treated as a reorganization within the meaning of Section 368(a)(1)(D) and a distribution qualifying under Section 355 of the Code. In the event that one or more of the above conditions are not satisfied, the relevant party (or if applicable, each party) will determine, based on the facts and circumstances existing at the applicable time, whether to invoke the applicable condition and not consummate the combination or waive the condition and consummate the combination (assuming the other closing conditions are satisfied or waived). Accordingly, any changes in applicable tax laws, regulations or the underlying facts before the closing date could jeopardize or delay the combination and/or have a material adverse effect on New CF’s business, financial condition, results of operations, cash flows, and/or share price.
Governmental or regulatory actions could delay the transactions contemplated by the Combination Agreement or result in the imposition of conditions that reduce the anticipated benefits from the combination or cause the parties to abandon the combination.
Conditions to closing the proposed combination with the ENA Business of OCI include clearance by the Committee on Foreign Investment in the United States and that there is no judgment, temporary restraining order, preliminary or permanent injunction, ruling, determination, decision, opinion or comparable judicial or regulatory action of a governmental body in effect that prohibits the combination. At any time before or after the completion of the merger, and notwithstanding the termination of applicable waiting periods, the Antitrust Division and the FTC or any state Attorney General could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the combination, before or after it is completed. We and OCI may not prevail and may incur significant costs in defending or settling any action under the antitrust and competition laws. We have agreed to pay OCI $150 million if the Combination Agreement is terminated in certain circumstances if certain regulatory approvals are not obtained.
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

CF INDUSTRIES HOLDINGS, INC.

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
The Combination Agreement contains provisions that limit our ability to pursue alternative transactions to the combination, could discourage potential alternative transactions and/or third parties from making alternative transaction proposals and could require, in certain circumstances, that we pay a termination fee of $150 million.
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

CF INDUSTRIES HOLDINGS, INC.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the proposed combination with the ENA Business of OCI.

We could experience difficulty in attracting, motivating and retaining executives and other employees due to the uncertainty of the closing of the proposed combination with the ENA Business of OCI. In addition, certain key employees of the ENA Business may not wish to become employees of New CF. Until completion of the transactions contemplated by the Combination Agreement, employee retention could be a challenge for us as employees may have uncertainty about the combination and their future roles with New CF. If our employees or employees of the ENA Business depart prior to the closing of the combination due to uncertainty or the difficulty of integrating the two businesses, New CF's ability to realize the anticipated benefits of the transactions contemplated by the Combination Agreement could be reduced or delayed.
We are subject to risk associated with the CHS strategic venture.
We may not realize the full benefits from the CHS strategic venture that are expected. The realization of the expected benefits of the CHS strategic venture depends on our ability to successfully operate and manage the strategic venture, and on the market prices of the nitrogen fertilizer products that are the subject of our supply agreement with CHS over the life of the agreement, among other factors. Additionally, any challenges related to the CHS strategic venture could harm our relationships with our customers, employees or suppliers.
Our business is dependent on natural gas, the prices of which are subject to volatility.
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other nitrogen products.
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2015, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.54 per MMBtu on four consecutive days in December 2015 and a high of $3.30 per MMBtu on January 16, 2015. During the three year period ended December 31, 2015, the daily closing price at the Henry Hub reached a low of $1.54 per MMBtu on four consecutive days in December 2015 and a high of $7.94 per MMBtu on March 5, 2014.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2015, the daily closing price at NBP reached a low of $4.60 per MMBtu on December 23, 2015 and December 24, 2015 and a high of $8.50 per MMBtu on February 12, 2015. During the three year period ended December 31, 2015, the daily closing price at NBP reached a low of $4.60 per MMBtu on December 23, 2015 and December 24, 2015 and a high of $16.00 per MMBtu on March 22, 2013.
Changes in the supply of and demand for natural gas can lead to periods of volatile natural gas prices. If high prices were to occur during a period of low fertilizer selling prices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices. If such reduced production or increased demand were to occur, or if other developments adversely impact the supply/demand balance for natural gas in the United States or elsewhere, natural gas prices could rise, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CF INDUSTRIES HOLDINGS, INC.

Our business is cyclical, resulting in periods of industry oversupply during which our financial condition, results of operations and cash flows tend to be negatively affected.
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand is affected by planted acreage and application rates, driven by population growth, changes in dietary habits and non-food usage of crops, such as the production of ethanol and other biofuels, among other things. Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply demand balance.
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
China, the world's largest producer and consumer of nitrogen fertilizers, is expected to continue expanding its fertilizer production capacity in the medium term. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers' underlying costs such as the price of Chinese coal, encourage exports, this expected increase in capacity could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our competitors in Russia and Ukraine have significant nitrogen fertilizer export capacity and continue to benefit from non-market pricing of natural gas, which allows them to increase exports at aggressive prices, depending on market conditions.  Most U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia and Ukraine will be under review by government agencies in the coming year and any revocation of such measures could lead to significant increases in imports from these countries.
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

CF INDUSTRIES HOLDINGS, INC.

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
Developments in crop technology, such as nitrogen fixation, the conversion of atmospheric nitrogen into compounds that plants can assimilate, could also reduce the use of chemical fertilizers and adversely affect the demand for our products. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Any reduction in the demand for chemical fertilizer products, including any limitation on the use and application of chemical fertilizer, could affect the demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In the United States and Canada, the railroad industry continues various efforts to limit the railroads' potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. Increases in transportation costs, or changes in such costs

CF INDUSTRIES HOLDINGS, INC.

relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are subject to various self-retentions, deductibles and limits under these insurance policies. The policies also contain exclusions and conditions that could have a material adverse impact on our ability to receive indemnification thereunder. Our policies are generally renewed annually. As a result of market conditions, our premiums, self-retentions and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. In addition, significantly increased costs could lead us to decide to reduce, or possibly eliminate, coverage. There can be no assurance that we will be able to buy and maintain insurance with adequate limits and reasonable pricing terms and conditions.
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases, including the three cases scheduled to begin trial on October 12, 2015 and some of the ten cases scheduled to begin trial on February 1, 2016, were resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. These cases will be set for trial in the upcoming months at the discretion of the Court. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.
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

CF INDUSTRIES HOLDINGS, INC.

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
We are constructing new ammonia and urea/UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea plants at our complex in Port Neal, Iowa. A portion of these multi-billion dollar projects was completed in late 2015 and the remaining projects are scheduled for completion at various times in 2016.
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
The Donaldsonville and Port Neal capacity expansion projects are dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to design and build the new units on a timely basis and on acceptable economic terms. If any of the third parties fails to perform as we expect, our ability to meet our expansion goals would be affected.
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

•	other unanticipated costs associated with such transactions;

•	our ability to achieve operating and financial efficiencies, synergies and cost savings;

•	our ability to obtain the desired financial or strategic benefits from any such transaction;

•	the parties’ ability to retain key business relationships, including relationships with employees, customers, partners and suppliers;

•	potential loss of key personnel;

•	entry into markets or involvement with products with which we have limited current or prior experience or in which competitors may have stronger positions;

•	assumption of contingent liabilities, including litigation;

•	exposure to unanticipated liabilities;

•	differences in the parties' internal control environments, which may require significant time and resources to resolve in conformity with applicable legal and accounting standards;

•	increased scope, geographic diversity and complexity of our operations;

•	the tax effects of any such transaction; and

•	the potential for costly and time-consuming litigation, including stockholder lawsuits.

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
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada, the United Kingdom and the Republic of Trinidad and Tobago, including laws and regulations relating to the generation and handling of hazardous substances and wastes; the cleanup of hazardous substance releases; the discharge of regulated substances to air or water; and the demolition of existing plant sites upon permanent closure. In the United States, these laws include the Clean Air Act, the Clean Water Act, the RCRA, the CERCLA, the TSCA and various other federal, state and local laws.
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
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. We sell, among other products, DEF, which is subject to EPA emissions standards that may become more stringent in the future. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to GHG regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although our new and modified facilities are likely to be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom are subject to regulatory emissions trading systems, which generally require us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. Our facility in Alberta, Canada is subject to a provincial regulation requiring reductions in the facility's net emissions intensity, which can be met by facility improvements, the purchase of emissions offsets or performance credits, or contributions to a non-profit climate change fund established by Alberta. Alberta has recently announced that it is replacing its current approach with respect to carbon by introducing a carbon tax that applies across all sectors. The carbon tax will be set at $20 per ton (Canadian dollars) effective January 1, 2017, rise to $30 per ton (Canadian dollars) effective January 1, 2018 and increase with the rate of inflation thereafter. In April 2015, the province of Ontario, Canada, announced that it intends to implement a GHG cap and trade program. In November 2015, Ontario published a notice seeking comments on the design of its cap and trade system, which notice indicated that Ontario intended to commence operation of the cap and trade program effective January 1, 2017. There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.

CF INDUSTRIES HOLDINGS, INC.

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
We believe the ability to purchase products on a forward basis is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future or limited capital resources. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis. Conversely, in periods of declining fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in higher profit margins than if we had not sold fertilizer on a forward basis. In addition, fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.
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
Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks,

CF INDUSTRIES HOLDINGS, INC.

major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments.
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
As of December 31, 2015, our remaining joint venture is a 50% ownership interest in PLNL (which owns a facility in the Republic of Trinidad and Tobago). Our joint venture partner shares a measure of control over the operations of our PLNL joint venture. As a result, our investment in our PLNL joint venture involves risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our PLNL joint venture or our partner: have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to (or have veto rights over) our instructions, requests, policies or objectives; subject our PLNL joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.
In addition, we may become involved in disputes with our PLNL joint venture partner, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.
Our PLNL joint venture operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture has experienced natural gas curtailments due to major maintenance activities being conducted at upstream natural gas facilities and decreased gas exploration and development activity in Trinidad. These curtailments have continued into 2015 and we are unable to predict when the curtailments will cease to occur. In the fourth quarter of 2015, we recorded a $61.9 million impairment of our equity method investment in PLNL as we determined the carrying value of our equity method investment in PLNL exceeded its fair value, primarily due to the ongoing natural gas curtailments and the expectation that these curtailments will continue into the future. In addition, failure to secure a long-term gas supply from NGC on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture which could result in further impairment to the value of the joint venture, and could have a material adverse effect on our results of operations.
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

CF INDUSTRIES HOLDINGS, INC.

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
Our principal reporting currency is the U.S. dollar and our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates. The main currencies to which we are exposed, besides the U.S. dollar, are the Canadian dollar, British pound and the Euro. We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

CF INDUSTRIES HOLDINGS, INC.

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
We have a material amount of indebtedness, expect to have a substantial amount of indebtedness on a consolidated basis following consummation of the proposed combination with the ENA Business of OCI, and may need to incur additional indebtedness or need to refinance existing indebtedness, in the future, which may adversely affect our business.
As of December 31, 2015, we had approximately $5.6 billion of total funded indebtedness, consisting primarily of senior notes with varying maturity dates between 2018 and 2044. We had excess borrowing capacity under our existing revolving credit agreement of $1,995.1 million. In addition, upon the consummation of the proposed combination with the ENA Business of OCI, we expect to have a substantial amount of indebtedness on a consolidated basis. We expect that this indebtedness will include our existing indebtedness, approximately $1.2 billion of existing secured project finance indebtedness relating to the ENA Business, and indebtedness under any of the existing OCI convertible bonds assumed by us in connection with the combination. In addition, to fund the cash requirements in connection with the consummation of the combination, we expect that we or our subsidiaries will use either cash on hand or a combination of cash on hand and cash proceeds from external sources (whether using alternative financing arranged prior to the closing under the Combination Agreement or, if such financing is not arranged, a portion of the financing under our bridge credit agreement) of approximately $1.0 billion. In addition, upon the consummation of the combination, our bridge credit agreement provides for borrowings of up to $1.3 billion for general corporate purposes and our existing revolving credit agreement provides for up to $2.0 billion of borrowings for general corporate purposes.
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
We expect to consider options to refinance our outstanding indebtedness from time to time. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors, including factors beyond our control. Consequently, in the event that we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable timeframe, if at all. An inability to obtain financing with acceptable terms when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We expect that the terms of our indebtedness will allow us to incur significant additional debt in the future. If we incur additional indebtedness, the risks that we face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our outstanding debt securities, the lenders under our revolving credit agreement and our bridge credit agreement and our suppliers, may be materially and adversely affected.

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

•
the risk that the governmental or regulatory actions could delay the combination or result in the imposition of conditions that could reduce the anticipated benefits from the combination or cause the parties to abandon the combination;

•	risks from the business uncertainties and contractual restrictions we are subject to while the combination is pending;

•	risks associated with the failure to complete the combination, or significant delays in completing the combination;

•	our ability to attract, motivate and retain executives and other employees in light of the combination;

•
risks associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of our supply agreement with CHS over the life of the supply agreement, and the risk that any challenges related to the CHS strategic venture will harm our other business relationships;

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

CF INDUSTRIES HOLDINGS, INC.

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

CF INDUSTRIES HOLDINGS, INC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our facilities and properties is included in Part I, Item 1. Business—Reportable Segments and Part I, Item 1. Business—Storage Facilities and Other Properties.
ITEM 3.    LEGAL PROCEEDINGS.
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases, including the three cases scheduled to begin trial on October 12, 2015 and some of the ten cases scheduled to begin trial on February 1, 2016, were resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. These cases will be set for trial in the upcoming months at the discretion of the Court. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits.
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
Environmental
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of the definitive agreement executed in October 2013 among CF Industries Holdings, Inc., CF Industries, Inc. and Mosaic, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the definitive agreement.
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

CF INDUSTRIES HOLDINGS, INC.

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
Other
CERCLA/Remediation Matters
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety and Note 20—Contingencies.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

CF INDUSTRIES HOLDINGS, INC.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices		Dividends per Share
2015	High	Low
First Quarter	$62.89	$54.60	$0.30
Second Quarter	65.69	55.60	0.30
Third Quarter	70.32	43.88	0.30
Fourth Quarter	54.27	39.64	0.30

	Sales Prices		Dividends per Share
2014	High	Low
First Quarter	$53.55	$44.02	$0.20
Second Quarter	53.39	46.48	0.20
Third Quarter	56.07	47.71	0.30
Fourth Quarter	58.06	47.89	0.30
The per share amounts above have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock as discussed in Note 1—Background and Basis of Presentation in the notes to the consolidated financial statements included in Item 8 of this report.
As of February 18, 2016, there were 794 stockholders of record.
The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2015.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Cumulative Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 1, 2015 - October 31, 2015	—	$—	—	$100,000
November 1, 2015 - November 30, 2015	—	—	—	100,000
December 1, 2015 - December 31, 2015	—	—	—	100,000
Total	—	—
_______________________________________________________________________________

(1)
Represents the authorized share repurchase program announced on August 6, 2014 that allows management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016 (the 2014 Program). This program is discussed in Note 18—Stockholders' Equity, in the notes to the consolidated financial statements included in Item 8 of this report.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our consolidated financial statements, which are not included in this document.
The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2015(1)	2014(2)	2013	2012	2011
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$4,308.3	$4,743.2	$5,474.7	$6,104.0	$6,097.9
Cost of sales	2,761.2	2,964.7	2,954.5	2,990.7	3,202.3
Gross margin	1,547.1	1,778.5	2,520.2	3,113.3	2,895.6
Selling, general and administrative expenses	169.8	151.9	166.0	151.8	130.0
Transaction costs	56.9	—	—	—	—
Restructuring and integration costs	—	—	—	—	4.4
Other operating—net	92.3	53.3	(15.8)	49.1	20.9
Total other operating costs and expenses	319.0	205.2	150.2	200.9	155.3
Gain on sale of phosphate business	—	750.1	—	—	—
Equity in earnings of operating affiliates	(35.0)	43.1	41.7	47.0	50.2
Operating earnings	1,193.1	2,366.5	2,411.7	2,959.4	2,790.5
Interest expense (income)—net	131.6	177.3	147.5	131.0	145.5
Other non-operating—net	3.9	1.9	54.5	(1.1)	(0.6)
Earnings before income taxes and equity in earnings of non-operating affiliates	1,057.6	2,187.3	2,209.7	2,829.5	2,645.6
Income tax provision	395.8	773.0	686.5	964.2	926.5
Equity in earnings of non-operating affiliates—net of taxes	72.3	22.5	9.6	58.1	41.9
Net earnings	734.1	1,436.8	1,532.8	1,923.4	1,761.0
Less: Net earnings attributable to noncontrolling interest	34.2	46.5	68.2	74.7	221.8
Net earnings attributable to common stockholders	$699.9	$1,390.3	$1,464.6	$1,848.7	$1,539.2
Cash dividends declared per common share(3)	$1.20	$1.00	$0.44	$0.32	$0.20
Share and per share data:
Net earnings per share attributable to common stockholders(3):
Basic	$2.97	$5.43	$4.97	$5.79	$4.44
Diluted	2.96	5.42	4.95	5.72	4.40
Weighted-average common shares outstanding(3):
Basic	235.3	255.9	294.4	319.3	347.0
Diluted	236.1	256.7	296.0	323.3	350.2
Other Financial Data:
Depreciation, depletion and amortization	$479.6	$392.5	$410.6	$419.8	$416.2
Capital expenditures	2,469.3	1,808.5	823.8	523.5	247.2

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2015(1)	2014(2)	2013	2012	2011
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$286.0	$1,996.6	$1,710.8	$2,274.9	$1,207.0
Total assets(4)	12,738.9	11,254.2	10,618.1	10,157.4	8,974.5
Customer advances	161.5	325.4	120.6	380.7	257.2
Total debt	5,592.7	4,592.5	3,098.1	1,605.0	1,617.8
Total equity	4,387.2	4,572.5	5,438.4	6,282.2	4,932.9
_______________________________________________________________________________

(1)
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. CF Fertilisers UK is now wholly owned by us. The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment and the financial results of this investment were included in equity in earnings of non-operating affiliates—net of taxes. See Note 4—Acquisitions and Divestitures, to the Consolidated Financial Statements for additional information.

(2)
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business. The selected historical financial data above includes the results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014. The results of the phosphate mining and manufacturing business are not reported as discontinued operations in our consolidated statements of operations, as further described in Note 4—Acquisitions and Divestitures, to the Consolidated Financial Statements.

(3)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

(4)
Deferred income taxes included in total assets have been retroactively restated for all prior periods presented to reflect our adoption during fiscal year 2015 of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (an update to Topic 740, Income Taxes), which requires the classification of all deferred tax assets and liabilities as noncurrent. See Note 3—New Accounting Standards and Note 10—Income Taxes, to the Consolidated Financial Statements for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in the following section: Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Strategic Initiatives

•	Financial Executive Summary

•	Key Industry Factors

•	Factors Affecting Our Results

•	Results of Consolidated Operations

•	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

•	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Discussion of Seasonality Impacts on Operations
Overview of CF Holdings
Our Company
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana; Yazoo City, Mississippi; and Billingham, United Kingdom manufacturing facilities.
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

•	two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce AN, ammonia and NPKs;

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
In 2015, we entered into a number of strategic agreements and transactions as follows:

•
We acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us on July 31, 2015 for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us. This transaction added CF Fertilisers UK's nitrogen manufacturing complexes in Ince, United Kingdom and Billingham, United Kingdom to our consolidated manufacturing capacity. The impact of this acquisition is summarized below in the section titled Items Affecting Comparability of Results.

•	We sold our interests in KEYTRADE AG (Keytrade), a global fertilizer trading company headquartered near Zurich, Switzerland, to the other key principals of Keytrade.

•	We sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas.

•
We entered into a definitive agreement (as amended, the Combination Agreement) under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI). The combination transaction includes OCI’s nitrogen production facility in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. This transaction is expected to close in mid-2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals, and other closing conditions. See Strategic Initiatives—Agreement to Combine with Certain of OCI N.V.’s Businesses below, for further details on this transaction.

•
We entered into a strategic venture with CHS Inc. (CHS). The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries from us pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual profit distributions from CFN as a result of its minority equity interest in CFN. See Strategic Initiatives—Strategic Venture with CHS below, for further details on this strategic venture.

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million, and CF Fertilisers UK became a wholly-owned subsidiary. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly-owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. We recorded a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that is included in equity in earnings of non-operating affiliates—net of taxes for the year ended December 31, 2015. This transaction increased our manufacturing capacity with the acquisition of CF Fertilisers UK nitrogen manufacturing complexes in Ince and Billingham, United Kingdom. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant. See Note 4—Acquisitions and Divestitures to our consolidated financial statements included in Item 8 of this report for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the CF Fertilisers UK acquisition on July 31, 2015.
The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. The following table presents CF Fertilisers UK results since July 31, 2015, the date it became a consolidated subsidiary, which are included within our 2015 financial results.

	CF Holdings Reportable Segments
CF Fertilisers UK	Ammonia	AN	Other	Consolidated
	(in millions, except percentages)
Five months ended December 31, 2015
Net sales	$38.4	$117.0	$53.0	$208.4
Cost of sales	30.7	108.6	45.6	184.9
Gross margin	$7.7	$8.4	$7.4	$23.5
Gross margin percentage	20.1%	7.2%	14.0%	11.3%
New Segments
In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the CF Fertilisers UK acquisition. Our new reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. generally accepted accounting principles (GAAP), assesses the performance of our reportable segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, Other, and phosphate. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis.
A description of our reportable segments is included in the discussion of the operating results by business segment later in this discussion and analysis.
Five-for-One Common Stock Split
On May 15, 2015, we announced that our Board of Directors declared a five-for-one split of our common stock to be effected in the form of a stock dividend. On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common stock held on the Record Date. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the stock split. All share and per share data has been retroactively restated to reflect the stock split, except for the number of authorized shares of common stock. Since the par value of the common stock remained at $0.01 per share, the recorded value for common stock has been retroactively restated to reflect the par value of total outstanding shares with a corresponding decrease to paid-in capital.

CF INDUSTRIES HOLDINGS, INC.

Transaction Costs
As more fully described below in the section titled Strategic Initiatives, in 2015 we incurred $56.9 million of transaction costs attributable to various consulting and legal services associated primarily with executing the strategic agreements and preparing for the proposed combination with the ENA Business of OCI, our strategic venture with CHS and our acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.
Phosphate Business Disposition
On March 17, 2014, we sold our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively. Under the terms of the definitive transaction agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the transaction and were settled in the ordinary course.
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
Impairment of our Investment in PLNL
In 2015, our equity in earnings of operating affiliates includes a $61.9 million impairment of our equity method investment in PLNL. In the fourth quarter of 2015, we determined the carrying value of our equity method investment in PLNL exceeded its fair value. This was primarily due to the ongoing natural gas curtailments impacting the results of operations of PLNL and the expectation that these curtailments will continue into the future. Our PLNL joint venture investment in the Republic of Trinidad and Tobago operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture has experienced natural gas curtailments in 2015 and 2014 due to major maintenance activities being conducted at upstream natural gas facilities and decreased gas exploration and development activity in the Republic of Trinidad and Tobago. Commitments from NGC regarding the level of future availability and the related cost are not available. The future availability and cost of natural gas represents a significant assumption in the discounted cash flow models utilized for recoverability and impairment testing. No impairment was recognized in 2014 or 2013 related to this investment.
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

•	Between the period of January 1, 2013 and April 30, 2013, CFL selling prices were based on production cost plus an agreed-upon margin.

•
Starting on April 30, 2013, CFL became a wholly-owned subsidiary of CF Industries. Once CFL became a wholly-owned subsidiary, CF industries began purchasing all of the output of CFL for resale and reported those sales in its consolidated financial statements at market prices.

As a result, the consolidated financial results for both 2015 and 2014 included a full year of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest of 2013 as compared to 2014 and 2015, however, these changes do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.
In order to provide comparable information for the periods presented, certain financial information is being provided for the 2013 comparable period adjusted as if twelve months of market-based selling prices had been used in the 2013 comparable period.
We report our consolidated financial results in accordance with U.S. GAAP. Management believes that the presentation in this report of non-GAAP financial measures of certain adjusted data and the period-to-period percentage changes in such measures, provides investors with additional meaningful information to assess period-to-period changes in our underlying operating performance. This information includes consolidated net sales, gross margin, net earnings attributable to noncontrolling interest, in addition to segment net sales, gross margin, gross margin as a percentage of net sales, and average selling prices per ton of ammonia and granular urea presented on an as adjusted basis as if all CFL sales to the noncontrolling interest had been priced based on market-based selling prices for the twelve months of 2013. These non-GAAP financial measures are provided only for the purpose of facilitating comparisons between the periods' operating performance, and do not purport to represent what our actual consolidated results of operations would have been, nor are they necessarily indicative of our future consolidated results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with U.S. GAAP.
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

CF INDUSTRIES HOLDINGS, INC.

Strategic Initiatives
Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI. OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. The combination transaction includes OCI’s nitrogen production facility in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. The combination transaction also includes the purchase by CF Holdings or its designee of a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities.
Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. OCI will contribute the entities holding the ENA Business (other than the Natgasoline project) to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The consideration for the 45% interest in Natgasoline is $517.5 million in cash. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration.
The transaction is expected to close in mid-2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other closing conditions. The consummation of the Natgasoline portion of the transaction is subject to conditions that are in addition to the conditions to which the consummation of the portion of the transaction involving the ENA Business other than the Natgasoline project is subject, and the consummation of the Natgasoline portion of the transaction is not a condition to consummation of the portion of the transaction involving the ENA Business other than the Natgasoline project. New CF will operate under a name to be determined by CF Holdings and be led by our existing management.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the Combination Agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement to our consolidated financial statements included in Item 8 of this report for additional information.
Strategic Venture with CHS
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS. The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN for $2.8 billion. CHS also began receiving deliveries from us pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual profit distributions from CFN as a result of its minority equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the supply agreement.
Capacity Expansion Projects
In 2012, we announced that we would construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.

CF INDUSTRIES HOLDINGS, INC.

In November 2015, the new urea plant at the Donaldsonville, Louisiana complex came on line and was the first plant to be commissioned as part of our capacity expansion projects. The new UAN plant at Donaldsonville is expected to be commissioned in the first quarter of 2016. The remaining plants are expected to be commissioned in mid-2016.
Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $699.9 million in 2015, compared to net earnings of $1.39 billion in 2014, or a decline of $690.4 million or 50%. The 2014 reported results were significantly impacted by the sale of our phosphate business. In the first quarter of 2014, we sold the phosphate business and recognized a pre-tax gain of $750.1 million ($462.8 million after tax) on the sale of this business.

•
Diluted earnings per share attributable to common stockholders decreased 45% to $2.96 per share in 2015 from $5.42 per share in 2014. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in 2015 as compared to the prior year. During 2015, we repurchased 8.9 million shares of our common stock representing 4% of the prior year end outstanding shares, at a cost of $527.2 million.

•
In 2015, our total gross margin declined by $231.4 million, or 13%, to $1.55 billion in 2015 from $1.78 billion in 2014. The impact of the CF Fertilisers UK acquisition increased gross margin by $23.5 million. The remaining decline in our gross margin of $254.9 million, or 14%, was due to the $244.8 million decrease in gross margin in the Nitrogen Product Segments and the $10.1 million decline in gross margin in the phosphate segment as the phosphate business was sold in the first quarter of 2014. The remaining decrease in Nitrogen Product Segments gross margin, as more fully described below, was due primarily to lower average selling prices, lower sales volume, and the impact of mark-to-market losses on natural gas derivatives, partially offset by lower physical natural gas costs.

◦
Average selling prices, primarily UAN and granular urea, decreased by 8%, which reduced gross margin by $348.8 million as international nitrogen fertilizer prices continued to decline due to excess global supply. The combination of falling global production costs, foreign currency devaluation and reduced ocean freight costs allowed many international producers to continue operations and the resulting supply weighed on global prices.

◦
Sales volume, primarily ammonia, decreased by 3%, which decreased gross margin by $72.3 million due primarily to a poor fall application season and weaker demand as customers were unable to apply ammonia due to poor weather conditions and customers were hesitant to buy in a declining pricing environment.

◦	Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $96.8 million as 2015 included a $176.3 million loss compared to $79.5 million loss in 2014.

◦
Lower physical natural gas costs in 2015, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $229.8 million compared to 2014. Lower gas costs were primarily driven by increased North American natural gas production, as increased well efficiencies increased supply. Warm weather conditions, especially in the fourth quarter, also contributed to high storage levels and the resulting decline in gas prices.

•
Selling, general and administrative expenses increased $17.9 million to $169.8 million in 2015 from $151.9 million in 2014. The increase was due primarily to the impact of the CF Fertilisers UK acquisition, an increase in corporate project activities, and higher intangible amortization costs.

•
Transaction costs incurred in 2015 of $56.9 million are attributable to various consulting and legal services associated primarily with executing the strategic agreements and preparing for the proposed combination with the ENA Business of OCI, our strategic venture with CHS and our acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.

•
Other operating—net increased by $39.0 million from $53.3 million of expense in 2014 to expense of $92.3 million in 2015. The increased expense was due primarily to increased expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization compared to 2014.

•
Net interest expense decreased by $45.7 million to $131.6 million in 2015 from $177.3 million in 2014 due primarily to the higher amounts of capitalized interest related to our capacity expansion projects, partially offset by higher interest expense pertaining to the $1.0 billion and $1.5 billion of senior notes that were issued in September 2015 and

CF INDUSTRIES HOLDINGS, INC.

in March 2014, respectively. We recorded capitalized interest of $154.5 million in 2015 primarily related to our capacity expansion projects compared to $74.2 million in 2014.

•
Net cash provided by operating activities in 2015 was $1.20 billion as compared to $1.41 billion in 2014, a decline of $204.9 million. This decline was primarily due to unfavorable working capital changes as customer advances were lower and inventory levels were higher in 2015 as compared to 2014 levels. Due to the declining pricing environment for nitrogen fertilizers in 2015, customers delayed making forward purchase commitments to purchase fertilizer in 2015, which reduced the amount of customer advances that were received, as compared to 2014 when fertilizer pricing was stronger. Inventory levels were also higher in 2015 due to a poor fall ammonia application season, as compared to 2014 when inventory levels declined.

•
Net cash used in investing activities was $2.98 billion in 2015 compared to $343.5 million in 2014 when we received proceeds of $1.37 billion from the sale of the phosphate business. During 2015, capital expenditures totaled $2.47 billion compared to $1.81 billion in 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. We also acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for a net cash payment of $551.6 million, which is net of cash acquired of $18.8 million.

•
Net cash provided by financing activities was $79.9 million in 2015 compared to net cash used in financing activities of $775.1 million in 2014. In September 2015, we issued senior notes and received proceeds of $1.0 billion. In March 2014, we issued senior notes and received proceeds of approximately $1.5 billion. In 2015, we repurchased shares of our common stock for $556.3 million in cash; in 2014, we repurchased shares of our common stock for $1.93 billion in cash. Dividends paid on common stock were $282.3 million and $255.7 million in 2015 and 2014, respectively.

•	The following is a summary of certain significant items that impacted the consolidated financial results in 2015, 2014 and 2013:

◦
Net earnings attributable to common stockholders of $699.9 million for 2015 included a $94.4 million gain as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK ($94.4 million after tax), a $61.9 million impairment of our equity method investment in PLNL ($61.9 million after tax), a $176.3 million unrealized net mark-to-market loss ($110.9 million after tax) on natural gas derivatives, $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, $56.9 million of transaction costs ($56.9 million after tax), $51.3 million of expenses ($32.3 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, and $21.6 million ($13.6 million after tax) of realized and unrealized net losses on foreign currency derivatives related to our capacity expansion projects. During 2015, we repurchased 8.9 million shares of our common stock at an average price of $59 per share representing 4% of the prior year end's outstanding shares at a cost of $527.2 million.

◦
In 2014, we reported net earnings attributable to common stockholders of $1.39 billion. Our 2014 results included a $750.1 million gain ($462.8 million after tax) on the sale of the phosphate business, a $79.5 million unrealized net mark-to-market loss ($50.1 million after tax) on natural gas derivatives, $30.7 million of expenses ($19.4 million after tax) related to our capacity expansion projects that did not qualify for capitalization, $38.4 million ($24.2 million after tax) of realized and unrealized net losses on foreign currency derivatives and a $13.1 million ($8.2 million after tax) of retirement benefit settlement charges. During 2014, we repurchased 38.4 million shares of our common stock at an average price of $50 per share representing 14% of the prior year end's outstanding shares at a cost of $1.92 billion.

◦
In 2013, we reported net earnings attributable to common stockholders of $1.46 billion. Our 2013 results included a $52.9 million unrealized net mark-to-market gain ($33.5 million after tax) on natural gas derivatives, $10.8 million of expenses ($6.8 million after tax) related to our capacity expansion projects that did not qualify for capitalization, $20.8 million ($13.2 million after tax) of realized and unrealized net gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs. During 2013, we repurchased 36.7 million shares of our common stock at an average price of $39 representing 12% of the prior year end's outstanding shares at a cost of $1.45 billion.

CF INDUSTRIES HOLDINGS, INC.

Key Industry Factors
We operate in a highly competitive, global industry. Our products are globally-traded commodities and, as a result, we compete principally on the basis of delivered price and to a lesser extent on customer service and product quality. Moreover, our operating results are influenced by a broad range of factors, including those outlined below.
Global Supply & Demand
Historically, global fertilizer demand has been driven primarily by population growth, changes in dietary habits and planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand depends on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, governmental regulations, including requirements mandating increased use of bio-fuels and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key exporting/consuming countries such as China, India and Brazil, among others, often play a major role in shaping near-term market fundamentals. The economics of fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs and availability, government policies and global trade. Raw materials are dependent on energy sources such as natural gas or coal; supply costs are affected by the supply availability and demand for these commodities.
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other nitrogen products. Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America declined over the past several years, but are subject to volatility. During the three year period ended December 31, 2015, the daily closing price at the Henry Hub reached a low of $1.54 per MMBtu on four consecutive days in December 2015 and a high of $7.94 per MMBtu on March 5, 2014.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2015, the daily closing price at NBP reached a low of $4.60 per MMBtu on December 23, 2015 and December 24, 2015 and a high of $8.50 per MMBtu on February 12, 2015. During the three year period ended December 31, 2015, the daily closing price at NBP reached a low of $4.60 per MMBtu on both December 23, 2015 and December 24, 2015 and a high of $16.00 per MMBtu on March 22, 2013.
Natural gas costs, including the impact of realized natural gas derivatives, declined 28% in 2015 from 2014. Expenditures on natural gas represent a significant portion of our production costs. For example, natural gas costs, including realized gains and losses, comprised approximately 45% of our Nitrogen Product Segments total production costs in 2015.
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

CF INDUSTRIES HOLDINGS, INC.

Global Trade in Fertilizer
In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit and governmental trade policies. The development of additional natural gas reserves in North America over the last few years has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. These lower natural gas costs contributed to announcements of several nitrogen fertilizer capacity expansion projects in North America, including our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.
Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, Ukraine, the Republic of Trinidad and Tobago, Venezuela, North Africa, Russia and China are major exporters to North America.
Government Policies
The policies of governments around the world can result in restrictions on imports and exports, the subsidization of natural gas prices, and subsidies or quotas applied to domestic producers, farmers, and imported or exported product. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by political and social objectives.
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

CF INDUSTRIES HOLDINGS, INC.

Transaction Costs. Transaction costs consist of various consulting and legal services associated primarily with executing the strategic agreements and preparing for the proposed combination with the ENA Business of OCI, our strategic venture with CHS and our acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.
Other Operating—Net.    Other operating—net includes administrative costs associated with our capacity expansion projects and other costs that do not relate directly to our central operations. Costs included in "other costs" can include foreign exchange gains and losses, unrealized gains and losses on foreign currency derivatives, costs associated with our closed facilities, amounts recorded for environmental remediation for other areas of our business, litigation expenses and gains and losses on the disposal of fixed assets.
Equity in Earnings of Operating Affiliates.    Equity in earnings of operating affiliates consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities in the Nitrogen Product Segments. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. In the fourth quarter of 2015, we recognized a $61.9 million impairment of our equity method investment in PLNL.
Interest Expense.    Our interest expense includes the interest on our long-term debt, amortization of the related fees required to execute financing agreements and annual fees pursuant to our revolving credit agreement. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the facility along with all other construction costs.
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
Equity in Earnings of Non-Operating Affiliates—Net of Taxes.    Equity in earnings of non-operating affiliates—net of taxes represents our share of the net earnings of the entities that we account for using the equity method and exclude from operating earnings. Income taxes related to these investments, if any, are reflected in this line. The amounts recorded as equity in earnings of non-operating affiliates—net of taxes relate to our investments in CF Fertilisers UK and Keytrade. During the second quarter of 2015, we sold our interests in Keytrade. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million and recognized a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. CF Fertilisers UK became wholly owned by us and beginning July 31, 2015, the operating results of CF Fertilisers UK became part of our consolidated financial results.
Net Earnings Attributable to Noncontrolling Interest.    Net earnings attributable to noncontrolling interest include the net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP. Net earnings attributable to noncontrolling interest for the first four months of 2013 also included the interest of the 34% holder of CFL's equity ownership. On April 30, 2013, we purchased the noncontrolling interests of CFL.
We own an aggregate 75.3% of TNCLP and outside investors own the remaining 24.7%. The TNCLP Agreement of Limited Partnership allows the General Partner to receive Incentive Distribution Rights once a minimum distribution threshold has been met. Partnership interests in TNCLP are traded on the NYSE and TNCLP is separately registered with the SEC.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$4,308.3	$4,743.2	$5,474.7	$(434.9)	(9)%	$(731.5)	(13)%
Cost of sales	2,761.2	2,964.7	2,954.5	(203.5)	(7)%	10.2	—%
Gross margin	1,547.1	1,778.5	2,520.2	(231.4)	(13)%	(741.7)	(29)%
Gross margin percentage	35.9%	37.5%	46.0%	(1.6)%		(8.5)%
Selling, general and administrative expenses	169.8	151.9	166.0	17.9	12%	(14.1)	(8)%
Transaction costs	56.9	—	—	56.9	N/M	—	N/M
Other operating—net	92.3	53.3	(15.8)	39.0	73%	69.1	N/M
Total other operating costs and expenses	319.0	205.2	150.2	113.8	55%	55.0	37%
Gain on sale of phosphate business	—	750.1	—	(750.1)	(100)%	750.1	N/M
Equity in earnings of operating affiliates	(35.0)	43.1	41.7	(78.1)	(181)%	1.4	3%
Operating earnings	1,193.1	2,366.5	2,411.7	(1,173.4)	(50)%	(45.2)	(2)%
Interest expense—net	131.6	177.3	147.5	(45.7)	(26)%	29.8	20%
Other non-operating—net	3.9	1.9	54.5	2.0	105%	(52.6)	(97)%
Earnings before income taxes and equity in earnings of non-operating affiliates	1,057.6	2,187.3	2,209.7	(1,129.7)	(52)%	(22.4)	(1)%
Income tax provision	395.8	773.0	686.5	(377.2)	(49)%	86.5	13%
Equity in earnings of non-operating affiliates—net of taxes	72.3	22.5	9.6	49.8	221%	12.9	134%
Net earnings	734.1	1,436.8	1,532.8	(702.7)	(49)%	(96.0)	(6)%
Less: Net earnings attributable to noncontrolling interest	34.2	46.5	68.2	(12.3)	(26)%	(21.7)	(32)%
Net earnings attributable to common stockholders	$699.9	$1,390.3	$1,464.6	$(690.4)	(50)%	$(74.3)	(5)%
Diluted net earnings per share attributable to common stockholders(1)	$2.96	$5.42	$4.95	$(2.46)	(45)%	$0.47	9%
Diluted weighted-average common shares outstanding(1)	236.1	256.7	296.0	(20.6)	(8)%	(39.3)	(13)%
Dividends declared per common share(1)	$1.20	$1.00	$0.44	$0.20		$0.56
Supplemental Data:
Purchased natural gas costs (per MMBtu)(2)	$2.81	$4.49	$3.64	$(1.68)		$0.85
Realized derivatives loss (gain) (per MMBtu)(3)	0.26	(0.24)	0.02	0.50		(0.26)
Cost of natural gas (per MMBtu)	$3.07	$4.25	$3.66	$(1.18)	(28)%	$0.59	16%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.61	$4.32	$3.72	$(1.71)	(40)%	$0.60	16%
Average daily market price of natural gas (per MMBtu) National Balancing Point (UK)(4)	$6.53	—	—	$6.53	N/M	—	N/M
Capital expenditures	$2,469.3	$1,808.5	$823.8	$660.8	37%	$984.7	120%
Production volume by product tons (000s):
Ammonia(5)	7,673	7,011	7,105	662	9%	(94)	(1)%
Granular urea	2,520	2,347	2,474	173	7%	(127)	(5)%
UAN (32%)	5,888	5,939	6,332	(51)	(1)%	(393)	(6)%
AN	1,283	950	882	333	35%	68	8%
______________________________________________________________________________
N/M—Not Meaningful

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes the impact of gains and losses on natural gas derivatives that were settled and realized during the period. Excludes the unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Amount represents average daily market price for the full year 2015.

(5)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications
As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, on April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly-owned subsidiary of CF Industries. As a result, the consolidated financial results for 2015 and 2014 included twelve months of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.
The following table adjusts the results for 2013 to market-based selling prices for the full year to be on a comparable basis with 2015 and 2014.

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except percentages)
Net sales
As reported	$4,308.3	$4,743.2	$5,474.7	$(434.9)	(9)%	$(731.5)	(13)%
Impact of selling price adjustment	—	—	71.1	—		(71.1)
As adjusted	$4,308.3	$4,743.2	$5,545.8	$(434.9)	(9)%	$(802.6)	(14)%
Gross margin
As reported	$1,547.1	$1,778.5	$2,520.2	$(231.4)	(13)%	$(741.7)	(29)%
Impact of selling price adjustment	—	—	71.1	—		(71.1)
As adjusted	$1,547.1	$1,778.5	$2,591.3	$(231.4)	(13)%	$(812.8)	(31)%
Net earnings attributable to noncontrolling interest
As reported	$34.2	$46.5	$68.2	$(12.3)	(26)%	$(21.7)	(32)%
Impact of selling price adjustment	—	—	71.1	—		(71.1)
As adjusted	$34.2	$46.5	$139.3	$(12.3)	(26)%	$(92.8)	(67)%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN, other, and phosphate and include the results of CF Fertilisers UK as a result of our acquisition that closed on July 31, 2015. The ammonia, granular urea, UAN, AN and Other segments are referred to in this discussion and analysis as the “Nitrogen Product Segments.”
Our total gross margin declined by $231.4 million, or 13%, to $1.55 billion in 2015 from $1.78 billion in 2014. The impact of the CF Fertilisers UK acquisition increased gross margin by $23.5 million. The remaining decline in our gross margin of $254.9 million, or 14%, was due to the $244.8 million decrease in gross margin in the Nitrogen Product Segments and the $10.1 million decline in gross margin in the phosphate segment as the phosphate business was sold in the first quarter of 2014. The remaining decrease in Nitrogen Product Segments gross margin, as more fully described below, was due primarily to lower average selling prices, lower sales volume, and the impact of mark-to-market losses on natural gas derivatives, partially offset by lower physical natural gas costs.

•
Average selling prices, primarily UAN and granular urea, decreased by 8%, which reduced gross margin by $348.8 million as international nitrogen fertilizer prices continued to decline due to excess global supply. The combination of falling global production costs, foreign currency devaluation and reduced ocean freight costs allowed many international producers to continue operations and the resulting supply weighed on global prices.

•
Sales volume, primarily ammonia, decreased by 3%, which decreased gross margin by $72.3 million due primarily to a poor fall application season and weaker demand as customers were unable to apply ammonia due to poor weather conditions and customers were hesitant to buy in a declining pricing environment.

•	Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $96.8 million as 2015 included a $176.3 million loss compared to a $79.5 million loss in 2014.

CF INDUSTRIES HOLDINGS, INC.

•
Lower physical natural gas costs in 2015, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $229.8 million compared to 2014. Lower gas costs were primarily driven by increased North American natural gas production, as increased well efficiencies increased supply. Warm weather conditions, especially in the fourth quarter, also contributed to high storage levels and the resulting decline in gas prices.

 Net earnings attributable to common stockholders of $699.9 million for 2015 included a $94.4 million gain as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK ($94.4 million after tax), a $61.9 million impairment of our equity method investment in PLNL ($61.9 million after tax), a $176.3 million unrealized net mark-to-market loss ($110.9 million after tax) on natural gas derivatives, $42.8 million of losses ($30.9 million after tax) as a result of the sale of equity method investments, $56.9 million of transaction costs ($56.9 million after tax), $51.3 million of expenses ($32.3 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, and $21.6 million of realized and unrealized losses ($13.6 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $1.39 billion in 2014 included a $750.1 million gain ($462.8 million after tax) on sale of the phosphate business, a $79.5 million unrealized net mark-to-market loss ($50.1 million after tax) on natural gas derivatives, $30.7 million of expenses ($19.4 million after tax) related to our capacity expansion projects that did not qualify for capitalization, $38.4 million ($24.2 million after tax) of realized and unrealized net losses on foreign currency derivatives and $13.1 million ($8.2 million after tax) of retirement benefits settlement charges.
Net Sales
Our total net sales decreased $434.9 million, or 9%, to $4.31 billion in 2015 compared to $4.74 billion in 2014. The impact of the CF Fertilisers UK acquisition increased our net sales by $208.4 million. The remaining decline in our net sales of $643.3 million, or 14%, included a $474.9 million decrease attributable to the Nitrogen Product Segments and a $168.4 million decrease due to the sale of the phosphate business in March 2014. The remaining Nitrogen Product Segments net sales decreased due to an 8% decline in average selling prices and a 3% decline in sales volume.
Nitrogen Product Segments average selling prices, excluding the impact of the CF Fertilisers UK acquisition, were $318 per ton in 2015 compared to $345 per ton in 2014 due primarily to lower UAN, granular urea and ammonia selling prices in 2015 as international nitrogen fertilizer prices continued to decline due to excess global supply. The combination of falling global production costs, foreign currency devaluation and reduced ocean freight costs allowed many international producers to continue operations and the resulting supply weighed on global prices. The decline in UAN average selling prices was primarily due to excess global supply. Granular urea exports from China were at a record high in 2015 and Russian exports have increased significantly while global capacity additions in 2015 further contributed to the global supply excess and the decline in average selling prices compared to 2014. The decrease in ammonia average selling prices from prior year levels is due primarily to weaker nitrogen fertilizer market conditions compared to the prior year, as a weak fall application season combined with higher producer inventory levels and slowing demand from phosphate fertilizer producers weighed on prices at the end of 2015.
Our total Nitrogen Product Segments sales volume increased by 3%. The impact of the CF Fertilisers UK acquisition increased our sales volume by 6%. The remaining decline in our Nitrogen Product Segments sales volume of 3% was due primarily to lower ammonia and UAN sales volume. Our ammonia sales volume was lower in 2015 partly due to a poor fall application season in North America as a result of poor weather conditions in the Midwest. The season started late and ended early in November due to snow in the Midwest. In addition, our ammonia and UAN sales volume were lower as customers were hesitant to buy in a declining pricing environment.
Cost of Sales
Total cost of sales decreased $203.5 million, or 7%, from 2014 to 2015 including the impact of the CF Fertilisers UK acquisition which increased cost of sales by $184.9 million, or 6%. The remaining decrease in our cost of sales of $388.4 million, or 13%, was due primarily to lower natural gas costs. The cost of sales per ton in our Nitrogen Product Segments averaged $200 in 2015, a 5% decrease from the $211 per ton in 2014. The realized natural gas costs, including the impact of lower purchased natural gas costs and realized derivative losses during 2015, decreased 28% compared to 2014. Cost of sales in 2015 also included $176.3 million of unrealized net mark-to-market losses on natural gas derivatives compared to losses of $79.5 million in 2014. Lower gas costs were primarily driven by increasing North American natural gas production, as increased well efficiencies increased supply. Warm weather conditions, especially in the fourth quarter, also contributed to the high storage levels and the resulting decline in gas prices.

CF INDUSTRIES HOLDINGS, INC.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.9 million to $169.8 million in 2015 from $151.9 million in 2014. The increase was due primarily to the impact of the CF Fertilisers UK acquisition, an increase in corporate project activities, and higher intangible amortization costs.
Transaction Costs
In 2015, we incurred $56.9 million of transaction costs for various consulting and legal services associated primarily with executing the strategic agreements and preparing for the proposed combination with the ENA Business of OCI, our strategic venture with CHS and our acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.
Other Operating—Net
Other operating—net changed by $39.0 million from $53.3 million of expense in 2014 to expense of $92.3 million in 2015. The increased expense was due primarily to higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization. This was partially offset by the decrease in realized and unrealized losses on foreign currency derivatives from $38.4 million of losses in 2014 to $21.6 million of losses in 2015.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL. Equity in earnings of operating affiliates decreased by $78.1 million in 2015 as compared to 2014 due primarily to a $61.9 million impairment of our equity method investment in PLNL that was recognized in the fourth quarter of 2015. The remaining decrease was due primarily to lower operating results from PLNL due to lower average selling prices.
Interest—Net
Net interest expense was $131.6 million in 2015 compared to $177.3 million in 2014. The $45.7 million decrease in net interest expense was due primarily to higher amounts of capitalized interest related to our capacity expansion projects, partially offset by higher interest expense pertaining to the $1.0 billion and $1.5 billion of senior notes issued in September 2015 and in March 2014, respectively. We recorded capitalized interest of $154.5 million in 2015 primarily related to our capacity expansion projects compared to $74.2 million in 2014.
Other Non-Operating—Net
Other non-operating—net was a $3.9 million expense in 2015 compared to expense of $1.9 million in 2014.
Income Taxes
Our income tax provision for 2015 was $395.8 million on pre-tax income of $1.06 billion, or an effective tax rate of 37.4%, compared to an income tax provision of $773.0 million on pre-tax income of $2.19 billion, or an effective tax rate of 35.3% in the prior year. The increase in the effective tax rate in 2015 was due primarily to the impact of certain transactional expenses that are not deductible for tax purposes. The income tax provision in 2014 included $287.3 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 1.5%.
During the third quarter of 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us and recognized a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. The earnings in CF Fertilisers UK have been permanently reinvested. Therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain.
In the fourth quarter of 2015, we determined the carrying value of our equity method investment in PLNL exceeded fair value and recognized an impairment of our equity method investment in PLNL of $61.9 million, which is included in the equity in earnings of operating affiliates in 2015. Our income tax provision does not include a tax benefit for the impairment of the equity investment as it does not give rise to a tax deduction.
The effective tax rate does not reflect a tax provision on the earnings attributable to noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our consolidated financial statements included in Item 8 of this report.

CF INDUSTRIES HOLDINGS, INC.

Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the financial results of unconsolidated joint venture interests in CF Fertilisers UK and Keytrade. During the second quarter of 2015, we sold our interests in Keytrade. On July 31, 2015, we completed the CF Fertilisers UK acquisition for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us and became part of our consolidated financial results.
Equity in earnings of non-operating affiliates—net of taxes increased by $49.8 million in 2015 compared to 2014 due primarily to the $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that was recorded in connection with the closing of the transaction. This was partially offset by the combination of operating losses experienced at Keytrade and from the loss on sale of our investments in Keytrade during the second quarter of 2015.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $12.3 million in 2015 compared to 2014 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $2.46, or 45%, to $2.96 per share in 2015 from $5.42 per share in 2014. This decrease is primarily due to the $1.80 per share gain from the sale of the phosphate business in 2014, partially offset by the impact of lower diluted weighted-average shares outstanding in 2015 as compared to 2014 due to the impact of our share repurchase programs. We repurchased 8.9 million shares in 2015 for $527.2 million, or an average cost of $59 per share. The total shares repurchased during 2015 represent 4% of the shares outstanding as of December 31, 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Operating Results
Our total gross margin declined by $741.7 million, or 29%, to $1.78 billion in 2014 from $2.52 billion in 2013. The sale of the phosphate business reduced gross margin between the periods by $64.8 million as the business was sold in the first quarter of 2014, but had reported results in both the first half of 2014 and the entire year in 2013. Gross margin for the Nitrogen Product Segments declined by $676.9 million, or 28%. This decline in gross margin is due primarily to the following factors:

•	Average selling prices in the Nitrogen Product Segments declined by 4%, which reduced gross margin by $358.9 million.

•	Sales volume in the Nitrogen Product Segments increased by 3%, which increased gross margin by $73.5 million.

•	Higher natural gas costs reduced gross margin by $122.3 million.

•	Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $132.4 million as 2014 included a $79.5 million loss and 2013 included a $52.9 million gain.

•	Other production costs, including production outage related expenses, and distribution and storage expenses increased compared to 2013.
Net earnings attributable to common stockholders of $1.39 billion for 2014 included a $750.1 million pre-tax gain ($462.8 million after tax) on the sale of the phosphate business, a $79.5 million of pre-tax unrealized mark-to-market loss ($50.1 million after tax) on natural gas derivatives, $30.7 million of expenses ($19.4 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa, $38.4 million ($24.2 million after tax) of realized and unrealized net losses on foreign currency derivatives and $13.1 million ($8.2 million after tax) of retirement benefits settlement charges. Net earnings in 2013 of $1.46 billion included $52.9 million of unrealized net mark-to-market gain ($33.5 million after tax) on natural gas derivatives, $10.8 million of expenses ($6.8 million after tax) related to our capacity expansion projects, $20.8 million ($13.2 million after tax) of realized and unrealized net gains on foreign currency derivatives and a net $20.6 million benefit from a settlement with the IRS concerning certain pre-IPO NOLs.

CF INDUSTRIES HOLDINGS, INC.

Net Sales
Net sales decreased $731.5 million, or 13%, to $4.74 billion in 2014 compared to $5.47 billion in 2013. These results were impacted by the CFL selling price modifications in 2013. On an as adjusted basis, the 2014 net sales decreased 14% compared to 2013. The $731.5 million decrease in net sales is attributable to a $103.0 million decrease in the Nitrogen Product Segments and a $628.5 million decrease in the phosphate segment due to the sale of the phosphate business in March 2014.
Nitrogen Product Segments net sales decreased $103.0 million, or 2%, due primarily to a 4% decrease in average selling prices, partially offset by a 3% increase in sales volume. Nitrogen Product Segments average selling prices declined due primarily to lower ammonia and UAN selling prices compared to the prior year period. Ammonia prices were lower due primarily to the higher producer inventory levels that carried over from the end of 2013 as compared to the previous year as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. The decline in UAN prices was due primarily to customer preferences for attractively priced ammonia during the extended spring ammonia application season in 2014.
Nitrogen Product Segments sales volume increased due primarily to increased sales of ammonia and AN along with the increased sales in the Other segment, mainly DEF. Ammonia volume benefited in 2014 from a combination of attractive pricing compared to other forms of nitrogen fertilizer, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply in advance of periods of high demand. In addition, sales to Mosaic under our ammonia supply contract from our PLNL joint venture also increased volume compared to 2013. AN segment sales volume increased due to higher AN exports and increased late season AN fertilizer demand compared to 2013. DEF volume increased along with the growing North American DEF market.
Cost of Sales
Total cost of sales increased $10.2 million from 2013 to 2014 due primarily to higher Nitrogen Product Segments cost of sales partially offset by the sale of the phosphate business in March 2014. Total cost of sales per ton in our Nitrogen Product Segments averaged $211 in 2014 compared to $172 in 2013. This 23% increase was due primarily to higher natural gas costs and higher other production costs. Total realized gas costs increased 16%. Natural gas costs for 2014 also included a $79.5 million unrealized net mark-to-market loss on natural gas derivatives and 2013 included a $52.9 million gain. Additionally, we incurred higher other production costs, including production outage related expenses, and distribution and storage expenses compared to 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $14.1 million to $151.9 million in 2014 from $166.0 million in 2013. The decrease was due primarily to lower incentive compensation costs and lower corporate office costs for certain corporate activities such as information technology projects.
Other Operating—Net
Other operating—net changed by $69.1 million from $15.8 million net income in 2013 to expense of $53.3 million in 2014. The increased expense was due primarily to $38.4 million of realized and unrealized losses on foreign currency derivatives in 2014 compared to $20.8 million of gains in 2013. Additionally, expenses related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization increased by $19.9 million between the years.
Phosphate Business Disposition
In March 2014, we completed the sale of the Company’s phosphate mining and manufacturing business to Mosaic pursuant to the terms of the definitive transaction agreement executed in October 2013, among the Company, CF Industries and Mosaic for approximately $1.4 billion in cash. In 2014, we recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

Interest—Net
Net interest expense was $177.3 million in 2014 compared to $147.5 million in 2013. The $29.8 million increase in net interest expense was due primarily to the interest expense on the $1.5 billion of senior notes we issued during the first quarter of 2014 and the $1.5 billion of senior notes issued during the second quarter of 2013. This increase was partially offset by capitalized interest of $74.2 million in 2014 primarily related to our capacity expansion projects compared to $26.7 million in 2013.
Other Non‑Operating—Net
Other non‑operating—net was a $1.9 million expense in 2014 compared to expense of $54.5 million in 2013. As discussed under Items Affecting Comparability of Results—NOL Settlement, in 2013, a charge of $55.2 million was recognized for the 73.1% portion of the NOLs we had accumulated prior to our 2005 public offering that are being paid to pre‑IPO owners as NOL tax benefits are realized.
Income Taxes
Our income tax provision for 2014 was $773.0 million on pre-tax income of $2.19 billion, or an effective tax rate of 35.3%, compared to an income tax provision of $686.5 million on pre-tax income of $2.21 billion, or an effective tax rate of 31.1% in 2013. The primary increase in the effective tax rate in 2014 was due to the fact that we recognized a tax benefit in 2013 for the impact of our closing agreement with the IRS (2.2%), enabling us to utilize a portion of our pre-IPO NOLs. The 2014 effective tax rate is also impacted by reduced tax benefits from depletion (1.1%) related to our disposed phosphate business. The income tax provision in 2014 includes $287.3 million of income tax expense relating to the phosphate business sale, which increased the effective tax rate by 1.5%.
The effective tax rate does not reflect a tax provision on the earnings attributable to noncontrolling interest in TNCLP (a partnership), which is not a taxable entity. For additional information on income taxes, see Note 10—Income Taxes to our consolidated financial statements included in Item 8 of this report.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes consists of our share of the operating results of unconsolidated joint venture interests in CF Fertilisers UK and Keytrade. The $12.9 million increase in 2014 compared to 2013 was due primarily to increased earnings from CF Fertilisers UK reflecting lower natural gas costs in the United Kingdom and improved trading performance at Keytrade.
Net Earnings Attributable to Noncontrolling Interest
Net earnings attributable to noncontrolling interest decreased $21.7 million in 2014 compared to 2013 due primarily to lower net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders increased to $5.42 in 2014 from $4.95 in 2013 due primarily to the gain on the phosphate business sale and lower weighted-average number of shares outstanding due to the impact of our share repurchase programs. We repurchased 38.4 million shares of our common stock in 2014 for $1.92 billion, or an average cost of $50 per share. The total shares repurchased during 2014 represent 14% of the shares outstanding as of December 31, 2013.

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. CF Fertilisers UK is now wholly owned by us and its results are included in our results as of the date of acquisition. See Note 8—Equity Method Investments to our consolidated financial statements included in Item 8 of this report for additional information. CF Fertilisers UK has nitrogen manufacturing complexes located in Ince, United Kingdom, and Billingham, United Kingdom. The Ince complex produces AN, ammonia and NPKs while the Billingham complex produces AN and ammonia. In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the CF Fertilisers UK acquisition. Our new reportable segment structure reflects how our CODM assesses the performance of our reportable segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, other, and phosphate. These segments are differentiated by products. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis.
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
The following table presents summary operating results by business segment, including the impact of the CF Fertilisers UK acquisition:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Phosphate	Consolidated
	(in million, except percentages)
Year ended December 31, 2015
Net sales	$1,523.1	$788.0	$1,479.7	$294.0	$223.5	$—	$4,308.3
Cost of sales	883.7	469.5	954.5	290.8	162.7	—	2,761.2
Gross margin	$639.4	$318.5	$525.2	$3.2	$60.8	$—	$1,547.1
Gross margin percentage	42.0%	40.4%	35.5%	1.1%	27.2%	—%	35.9%
Year ended December 31, 2014
Net sales	$1,576.3	$914.5	$1,669.8	$242.7	$171.5	$168.4	$4,743.2
Cost of sales	983.2	516.6	997.4	189.1	120.1	158.3	2,964.7
Gross margin	$593.1	$397.9	$672.4	$53.6	$51.4	$10.1	$1,778.5
Gross margin percentage	37.6%	43.5%	40.3%	22.1%	30.0%	6.0%	37.5%
Year ended December 31, 2013
Net sales	$1,437.9	$924.6	$1,935.1	$215.1	$165.1	$796.9	$5,474.7
Cost of sales	656.5	410.1	895.6	155.9	114.4	722.0	2,954.5
Gross margin	$781.4	$514.5	$1,039.5	$59.2	$50.7	$74.9	$2,520.2
Gross margin percentage	54.3%	55.6%	53.7%	27.5%	30.7%	9.4%	46.0%
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

CF INDUSTRIES HOLDINGS, INC.

Impact of CFL Selling Price Modifications
As discussed in the Items Affecting Comparability of Results section of this discussion and analysis, on April 30, 2013, CF Industries acquired the noncontrolling interests in CFL and CFL became a wholly-owned subsidiary of CF Industries. As a result, the consolidated financial results for 2015 and 2014 included twelve months of market-based selling prices, while 2013 included four months of selling prices based on production cost plus an agreed-upon margin and eight months of market-based selling prices. These changes affect the year-over-year comparability of net sales, gross margin, operating earnings, earnings before income taxes and net earnings attributable to noncontrolling interest, but do not impact the comparability of our net earnings attributable to common stockholders or net cash flows for the same period.
The following table adjusts the results for 2013 to market-based selling prices for the full year to be on a comparable basis with 2015 and 2014.

	Year Ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except percentages)
Ammonia Segment
Net sales
As reported	$1,523.1	$1,576.3	$1,437.9	$(53.2)	(3)%	$138.4	10%
Impact of selling price adjustment	—	—	44.8	—		(44.8)
As adjusted	$1,523.1	$1,576.3	$1,482.7	$(53.2)	(3)%	$93.6	6%
Gross margin
As reported	$639.4	$593.1	$781.4	$46.3	8%	$(188.3)	(24)%
Impact of selling price adjustment	—	—	44.8	—		(44.8)
As adjusted	$639.4	$593.1	$826.2	$46.3	8%	$(233.1)	(28)%
Gross margin percentage
As reported	42.0%	37.6%	54.3%
Impact of selling price adjustment	—	—	1.4
As adjusted	42.0%	37.6%	55.7%
Average selling price per product ton
As reported	$509	$531	$592	$(22)	(4)%	$(61)	(10)%
Impact of selling price adjustment	—	—	19	—		(19)
As adjusted	$509	$531	$611	$(22)	(4)%	$(80)	(13)%

Granular Urea Segment
Net sales
As reported	$788.0	$914.5	$924.6	$(126.5)	(14)%	$(10.1)	(1)%
Impact of selling price adjustment	—	—	26.3	—		(26.3)
As adjusted	$788.0	$914.5	$950.9	$(126.5)	(14)%	$(36.4)	(4)%
Gross margin
As reported	$318.5	$397.9	$514.5	$(79.4)	(20)%	$(116.6)	(23)%
Impact of selling price adjustment	—	—	26.3	—		(26.3)
As adjusted	$318.5	$397.9	$540.8	$(79.4)	(20)%	$(142.9)	(26)%
Gross margin percentage
As reported	40.4%	43.5%	55.6%
Impact of selling price adjustment	—	—	1.3
As adjusted	40.4%	43.5%	56.9%
Average selling price per product ton
As reported	$320	$372	$369	$(52)	(14)%	$3	1%
Impact of selling price adjustment	—	—	10	—		(10)
As adjusted	$320	$372	$379	$(52)	(14)%	$(7)	(2)%

CF INDUSTRIES HOLDINGS, INC.

Ammonia Segment
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer product as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the “basic” nitrogen product that we upgrade into other nitrogen products such as granular urea, UAN and AN. We produce ammonia at all of our nitrogen manufacturing complexes.
The following table presents summary operating data for our ammonia segment including the impact of the CF Fertilisers UK acquisition:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$1,523.1	$1,576.3	$1,437.9	$(53.2)	(3)%	$138.4	10%
Cost of sales	883.7	983.2	656.5	(99.5)	(10)%	326.7	50%
Gross margin	$639.4	$593.1	$781.4	$46.3	8%	$(188.3)	(24)%
Gross margin percentage(1)	42.0%	37.6%	54.3%	4.4%		(16.7)%
Sales volume by product tons (000s)	2,995	2,969	2,427	26	1%	542	22%
Sales volume by nutrient tons (000s)(2)	2,456	2,434	1,990	22	1%	444	22%
Average selling price per product ton	$509	$531	$592	$(22)	(4)%	$(61)	(10)%
Average selling price per nutrient ton(2)	$620	$648	$723	$(28)	(4)%	$(75)	(10)%
Gross margin per product ton	$213	$200	$322	$13	7%	$(122)	(38)%
Gross margin per nutrient ton(2)	$260	$244	$393	$16	7%	$(149)	(38)%
Depreciation and amortization	$95.4	$69.0	$58.2	$26.4	38%	$10.8	19%
_______________________________________________________________________________

(1)	Includes the impact of tons purchased from PLNL at market-based prices and sold to Mosaic, which began in the first quarter of 2014.

(2)	Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales. Total net sales in the ammonia segment decreased by $53.2 million, or 3%, to $1.52 billion in 2015 from $1.58 billion in 2014 due primarily to a 4% decrease in average selling prices partially offset by a 1% increase in sales volume. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015 which increased net sales by $38.4 million, or 2%. The remaining decrease in our ammonia net sales of $91.6 million, or 6%, was due to lower average selling prices and lower sales volume compared to 2014. The decrease in average ammonia selling prices from prior year levels is due primarily to weaker nitrogen fertilizer market conditions compared to the prior year as a weak fall application season combined with higher producer inventory levels and slowing demand from phosphate fertilizer producers weighed on prices at the end of 2015. At the end of 2014, the pricing environment was stronger due to a tighter supply after the strong North American 2014 spring season and a higher level of global production outages in 2014. Sales volumes are lower in 2015 due to the weak fall application season in North America as a result of poor weather conditions in the Midwest. The fall application season started late and then ended early in November due to snow in the Midwest.
Cost of Sales. Cost of sales per ton in our ammonia segment averaged $296 per ton in 2015, an 11% decrease over the average of $331 per ton in 2014. The decrease was due primarily to lower realized natural gas costs during 2015 partly offset by increased unrealized net mark-to-market losses on natural gas derivatives in 2015 compared to 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the ammonia segment increased by $138.4 million, or 10%, to $1.58 billion in 2014 from $1.44 billion in 2013 due primarily to a 22% increase in sales volume, partially offset by a 10% decrease in average selling prices. The comparability of the ammonia segment net sales was impacted by the CFL selling price modifications in 2013. On an as adjusted basis, net sales in the ammonia segment increased by $93.6 million, or 6%, and average selling prices decreased 13%. The increased volume is due to a combination of attractive pricing compared to other forms of nitrogen, favorable weather conditions that resulted in an extended spring application season, and effective utilization of our terminal and logistics system to resupply in advance of periods of high demand. In addition, sales to Mosaic under our contract to supply ammonia

CF INDUSTRIES HOLDINGS, INC.

from our PLNL joint venture also increased sales volume compared to 2013. The decrease in average selling prices from 2013 levels is due primarily to the North American inventory levels that were higher entering 2014 as a result of the shortened 2013 fall ammonia application season caused by cold weather conditions. This was partially offset by a stronger pricing environment at the end of 2014 due to tighter supply after the strong 2014 spring season and a high level of global production outages in 2014.
Cost of Sales. Cost of sales in our ammonia segment averaged $331 per ton in 2014, a 23% increase over the $270 per ton in 2013 due primarily to higher natural gas costs and higher other production cost. Total gas costs for 2014 increased 16%, plus the impact of mark-to-market on natural gas derivatives increased ammonia segment gas costs by $42.9 million compared to 2013.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$788.0	$914.5	$924.6	$(126.5)	(14)%	$(10.1)	(1)%
Cost of sales	469.5	516.6	410.1	(47.1)	(9)%	106.5	26%
Gross margin	$318.5	$397.9	$514.5	$(79.4)	(20)%	$(116.6)	(23)%
Gross margin percentage	40.4%	43.5%	55.6%	(3.1)%		(12.1)%
Sales volume by product tons (000s)	2,460	2,459	2,506	1	—%	(47)	(2)%
Sales volume by nutrient tons (000s)(1)	1,132	1,131	1,153	1	—%	(22)	(2)%
Average selling price per product ton	$320	$372	$369	$(52)	(14)%	$3	1%
Average selling price per nutrient ton(1)	$696	$809	$802	$(113)	(14)%	$7	1%
Gross margin per product ton	$129	$162	$205	$(33)	(20)%	$(43)	(21)%
Gross margin per nutrient ton(1)	$281	$352	$446	$(71)	(20)%	$(94)	(21)%
Depreciation and amortization	$50.5	$37.5	$37.4	$13.0	35%	$0.1	—%
______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales. Net sales in the granular urea segment decreased by $126.5 million, or 14%, for 2015 compared to 2014 due primarily to a 14% decrease in average selling prices. Average selling prices decreased to $320 per ton in 2015 compared to $372 per ton in 2014 primarily due to the excess global supply availability weighing on global nitrogen fertilizer selling prices. Granular urea exports from China were at a record high in 2015 and Russian exports have increased significantly while global capacity additions in 2015 further contributed to the excess global supply. Our sales volume was flat compared to the prior year as we offset weaker domestic demand with sales out of our new urea production at our Donaldsonville, Louisiana complex that came on line in November of 2015.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $191 per ton in 2015, a 9% decrease from the $210 per ton in 2014. The decrease was due primarily to lower realized natural gas costs partly offset by the impact of increased unrealized net mark-to-market losses on natural gas derivatives in 2015 compared to 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the granular urea segment decreased by $10.1 million, or 1%, for 2014 compared to 2013 due primarily to a 2% decrease in sales volume, partially offset by a 1% increase in average selling prices. The comparability of the granular urea segment net sales was impacted by the CFL selling price modifications in 2013. On an as adjusted basis, net sales decreased by $36.4 million, or 4%, and average selling prices decreased 2%. Volumes were lower mainly due to our decision to reduce export volume as compared to 2013 due to anticipated robust domestic demand. The poor fall 2014 ammonia season combined with a tight ammonia supply contributed to increased demand at the end of 2014 and expectations for a strong 2015 spring season.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $210 per ton in 2014, a 28% increase over the $164 per ton in 2013 due primarily to increased natural gas costs which increased 16%, plus the impact of mark-to-market on natural gas derivatives which increased granular urea segment gas costs by $33.0 million compared to 2013.

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
The following table presents summary operating data for our UAN segment:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$1,479.7	$1,669.8	$1,935.1	$(190.1)	(11)%	$(265.3)	(14)%
Cost of sales	954.5	997.4	895.6	(42.9)	(4)%	101.8	11%
Gross margin	$525.2	$672.4	$1,039.5	$(147.2)	(22)%	$(367.1)	(35)%
Gross margin percentage	35.5%	40.3%	53.7%	(4.8)%		(13.4)%
Sales volume by product tons (000s)	5,865	6,092	6,383	(227)	(4)%	(291)	(5)%
Sales volume by nutrient tons (000s)(1)	1,854	1,925	2,015	(71)	(4)%	(90)	(4)%
Average selling price per product ton	$252	$274	$303	$(22)	(8)%	$(29)	(10)%
Average selling price per nutrient ton(1)	$798	$867	$960	$(69)	(8)%	$(93)	(10)%
Gross margin per product ton	$90	$110	$163	$(20)	(18)%	$(53)	(33)%
Gross margin per nutrient ton(1)	$283	$349	$516	$(66)	(19)%	$(167)	(32)%
Depreciation and amortization	$191.6	$179.3	$172.6	$12.3	7%	$6.7	4%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales. Net sales in the UAN segment decreased $190.1 million, or 11%, in 2015 due primarily to an 8% decrease in average selling prices and a 4% decrease in sales volume. Average selling prices decreased to $252 per ton in 2015 compared to $274 in 2014. The decline in UAN average selling prices was due to excess global supply availability weighing on global nitrogen fertilizer selling prices. Sales volume was lower as customers delayed purchases in the declining pricing environment.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $162 in 2015, a 1% decrease from the average of $164 per ton in 2014. The decrease was due primarily to lower realized natural gas costs partly offset by the impact of higher unrealized net mark-to-market losses on natural gas derivatives in 2015 compared to 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the UAN segment decreased by $265.3 million, or 14%, due to a 10% decrease in average selling prices and a 5% decrease in sales volume. The decrease in UAN prices and volume was due primarily to the combination of customer preferences for attractively priced ammonia during the extended spring ammonia application season and lower production. Sales volume was negatively impacted by unplanned outages at the Woodward, Oklahoma nitrogen complex for maintenance and repairs of certain critical equipment.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $164 in 2014, a 17% increase over the $140 per ton in 2013 due primarily to increased natural gas costs which increased 16%, plus the impact of mark-to-market on natural gas derivatives which increased UAN segment gas costs by $49.3 million compared to 2013.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment including the impact of the CF Fertilisers UK acquisition:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$294.0	$242.7	$215.1	$51.3	21%	$27.6	13%
Cost of sales	290.8	189.1	155.9	101.7	54%	33.2	21%
Gross margin	$3.2	$53.6	$59.2	$(50.4)	(94)%	$(5.6)	(9)%
Gross margin percentage	1.1%	22.1%	27.5%	(21.0)%		(5.4)%
Sales volume by product tons (000s)	1,290	958	859	332	35%	99	12%
Sales volume by nutrient tons (000s)(1)	437	329	295	108	33%	34	12%
Average selling price per product ton	$228	$253	$250	$(25)	(10)%	$3	1%
Average selling price per nutrient ton(1)	$673	$738	$729	$(65)	(9)%	$9	1%
Gross margin per product ton	$2	$56	$69	$(54)	(96)%	$(13)	(19)%
Gross margin per nutrient ton(1)	$7	$163	$201	$(156)	(96)%	$(38)	(19)%
Depreciation and amortization	$65.6	$46.5	$41.0	$19.1	41%	$5.5	13%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales.    Total net sales in our AN segment increased $51.3 million, or 21%, in 2015 from 2014 due primarily to a 35% increase in sales volume partially offset by a 10% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $117.0 million, or 48%. The remaining decrease in our AN net sales of $65.7 million, or 27%, was due primarily to 18% lower average selling prices and 11% lower sales volume as a result of weak North American domestic demand.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $226 in 2015. These results include the impact of the CF Fertilisers UK acquisition, which averaged $249 per ton and includes the revaluation of the CF Fertilisers UK inventory in acquisition accounting of $6.6 million in the second half of 2015. The remaining cost of sales per ton averaged $213 per ton, an 8% increase from the average of $197 per ton in 2014, due primarily to the impact of higher unrealized net mark-to-market losses on natural gas derivatives in 2015 compared to 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in our AN segment increased $27.6 million, or 13%, to $242.7 million in 2014 from $215.1 million in 2013 due primarily to a 12% increase in sales volume. AN sales volume increased due to higher agricultural grade sales, both domestic and exports.
Cost of Sales. Cost of sales per ton in our AN segment averaged $197 in 2014, a 9% increase over the $181 per ton in 2013 due primarily to increased natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
This segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment, including the impact of the CF Fertilisers UK acquisition:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$223.5	$171.5	$165.1	$52.0	30%	$6.4	4%
Cost of sales	162.7	120.1	114.4	42.6	35%	5.7	5%
Gross margin	$60.8	$51.4	$50.7	$9.4	18%	$0.7	1%
Gross margin percentage	27.2%	30.0%	30.7%	(2.8)%		(0.7)%
Sales volume by product tons (000s)	1,108	798	770	310	39%	28	4%
Sales volume by nutrient tons (000s)(1)	215	155	151	60	39%	4	3%
Average selling price per product ton	$202	$215	$214	$(13)	(6)%	$1	—%
Average selling price per nutrient ton(1)	$1,040	$1,106	$1,093	$(66)	(6)%	$13	1%
Gross margin per product ton	$55	$64	$66	$(9)	(14)%	$(2)	(3)%
Gross margin per nutrient ton(1)	$283	$332	$336	$(49)	(15)%	$(4)	(1)%
Depreciation and amortization	$35.2	$20.4	$19.2	$14.8	73%	$1.2	6%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales. Total net sales in our Other segment increased $52.0 million, or 30%, for 2014 due to a 39% increase in sales volume. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $53.0 million, or 31%. The remaining decrease in our Other net sales of $1.0 million, or 1%, was due primarily to lower average selling prices, primarily urea liquor, due to overall weaker pricing conditions. This decrease was partially offset by an increase in our DEF average selling prices and sales volume as the North American DEF market continued to grow in response to stricter diesel engine emission requirements.
Cost of Sales. Cost of sales per ton in our Other segment averaged $147 in 2015, a 3% decrease from the $151 per ton in 2014 due primarily to lower realized natural gas costs in 2015 compared to 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Total net sales in our Other segment increased $6.4 million, or 4%, to $171.5 million in 2014 from $165.1 million in 2013 due to a 4% increase in sales volume, primarily DEF. DEF sales increased along with the growing North American DEF market in response to stricter engine emission requirements.
Cost of Sales. Cost of sales per ton in our Other segment averaged $151 in 2014, a 2% increase over the average of $148 per ton in 2013 due primarily to increased natural gas costs.

CF INDUSTRIES HOLDINGS, INC.

Phosphate Segment
On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to the terms of the definitive transaction agreement executed in October 2013, among the Company, CF Industries and Mosaic. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter although the segment will continue to be included until the reporting of comparable period phosphate results ceases.
The following table presents summary operating data for our phosphate segment:

	Twelve months ended December 31,
	2015	2014	2013	2015 v. 2014		2014 v. 2013
	(in millions, except as noted)
Net sales	$—	$168.4	$796.9	$(168.4)	(100)%	$(628.5)	(79)%
Cost of sales	—	158.3	722.0	(158.3)	(100)%	(563.7)	(78)%
Gross margin	$—	$10.1	$74.9	$(10.1)	(100)%	$(64.8)	(87)%
Gross margin percentage	—%	6.0%	9.4%	(6.0)%		(3.4)%
Sales volume by product tons (000s)(1)	—	487	1,857	(487)	(100)%	(1,370)	(74)%
Average selling price per product ton	$—	$346	$429	$(346)	(100)%	$(83)	(19)%
Gross margin per product ton	$—	$21	$40	$(21)	(100)%	$(19)	(48)%
Depreciation, depletion and amortization(2)	$—	$—	$42.3	$—	N/M	$(42.3)	(100)%
_______________________________________________________________________________

(1)	Represents DAP and MAP product sales.

(2)
On March 17, 2014, we sold our phosphate mining and manufacturing business. The assets and liabilities sold were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales. Net sales in the phosphate segment decreased due to the sale of the phosphate business in March 2014.
Cost of Sales. Cost of sales per ton in the phosphate segment averaged $325 in 2014, a 16% decrease over the average of $389 per ton in 2013 due primarily to lower raw material costs.

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
During 2015, the following significant events have had or will have an impact on our cash and liquidity position.

•	On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million.

•
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS. The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in our subsidiary CFN for $2.8 billion in cash.

•	In September 2015, we issued $1.0 billion in senior notes with $250 million due in 2022, $500 million due in 2025 and $250 million due in 2027.

•
In 2015, we spent $1.7 billion on capital expenditures related to our capacity expansion projects. In November 2015, the new urea plant at the Donaldsonville, Louisiana complex came on line and is the first plant to be commissioned as part of our capacity expansion projects in North America. The UAN plant at Donaldsonville is expected to be commissioned in the first quarter of 2016. The remaining projects are expected to be on line in mid-2016.

•	In 2015, we repurchased 8.9 million shares for $527.2 million under the $1.0 billion share repurchase program authorized by our Board of Directors in August 2014.
Further details regarding these events are provided below.
Cash and Cash Equivalents
We had cash and cash equivalents of $286.0 million and $2.0 billion as of December 31, 2015 and 2014, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.

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
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2012 Program). The repurchases under the 2012 Program were completed in the second quarter of 2014. On August 6, 2014, our Board of Directors authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program). As of December 31, 2015, there were approximately $100 million remaining repurchases under the 2014 Program.
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program. The number of shares has been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

	2014 Program			2012 Program
	Shares	Amounts	Average Price Per Share	Shares	Amounts	Average Price Per Share
	(in millions, except per share amounts)
Shares repurchased in 2013	—	$—	$—	36.7	$1,449.3	$39
Shares repurchased in 2014:
First quarter	—	$—	$—	16.0	$793.9	$50
Second quarter	—	—	—	15.4	756.8	49
Third quarter	—	—	—	—	—	—
Fourth quarter	7.0	372.8	53	—	—	—
Total shares repurchased in 2014	7.0	372.8	53	31.4	1,550.7	49
Shares repurchased as of December 31, 2014	7.0	$372.8	$53	68.1	$3,000.0	$44
Shares repurchased in 2015:
First quarter	4.1	$236.6	$58
Second quarter	4.5	268.1	60
Third quarter	0.3	22.5	63
Fourth quarter	—	—	—
Total shares repurchased in 2015	8.9	527.2	59
Shares repurchased as of December 31, 2015	15.9	$900.0	$57
The retirement of the repurchased shares of our common stock was recognized as follows:

•
In 2015, we retired 10.7 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $535.0 million and $62.0 million, respectively.

•
In 2014, we retired 38.6 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $1.68 billion and $220.3 million, respectively.

•
In 2013, we retired 32.3 million shares of our common stock that had been repurchased. In our consolidated balance sheet, the retirement of these shares eliminated the recorded treasury stock and reduced retained earnings and paid-in-capital by $1.07 billion and $180.1 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

Capacity Expansion Projects and Restricted Cash
In 2012, we announced that we would construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.
In November 2015, the new urea plant at the Donaldsonville, Louisiana complex came on line and was the first plant to be commissioned as part of our capacity expansion projects. The UAN plant at Donaldsonville is expected to be commissioned in the first quarter of 2016. The remaining plants are expected to be commissioned in mid-2016.
The estimated aggregate capital expenditures for both projects remains at approximately $4.6 billion and total cash spent to date on capital expenditures for the capacity expansion projects was $3.5 billion, including $1.7 billion in 2015. We have financed expenditures for the capacity expansion projects through available cash and cash equivalents, cash generated from operations and borrowings. In addition, $471.1 million was invested in the capacity expansion projects and not paid as of December 31, 2015 and recognized as liabilities in the consolidated balance sheets.
We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of December 31, 2015, there was $22.8 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheets and statements of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $2.47 billion in 2015 as compared to $1.81 billion in 2014. The increase in capital expenditures is primarily the result of the $422.4 million increase in cash spent on the two capacity expansion projects and increased capital expenditures on sustaining projects in 2015 compared to 2014.
Projected Capital Spending
We expect capital expenditures in 2016 to be approximately $1.8 billion, including $1.2 billion for the capacity expansion projects and $0.6 billion of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million. The purchase price was funded with cash on hand. Beginning July 31, 2015, the operating results of CF Fertilisers UK became part of our consolidated financial results. See Note 4—Acquisitions and Divestitures to our consolidated financial statements included in Item 8 of this report for additional information.
Disposition of Phosphate Business and Ammonia Supply Agreements
In October 2013, we entered into a definitive transaction agreement with Mosaic to sell our entire phosphate mining and manufacturing business, which was located in Florida, for a purchase price of approximately $1.4 billion in cash and entered into two agreements to supply ammonia to Mosaic. The first agreement provides for us to supply between 600,000 and 800,000 tons of ammonia per year from our Donaldsonville, Louisiana complex beginning no later than 2017. The second agreement provides for us to supply approximately 300,000 tons of ammonia per year sourced from our PLNL joint venture, which began at the closing of the phosphate business sale transaction.

CF INDUSTRIES HOLDINGS, INC.

In 2014, we completed the sale of our phosphate mining and manufacturing business and recognized pre-tax and after-tax gains on the sale of the phosphate business of $750.1 million and $462.8 million, respectively. Under the terms of the definitive transaction agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the transaction and were settled in the ordinary course.
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
See further discussion of this transaction in the section titled Items Affecting Comparability of Results.
Acquisitions of the Noncontrolling Interests in CFL
In 2012, we entered into agreements to acquire the 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra, and the CFL common shares held by GROWMARK and La Coop fédérée for a total purchase price of approximately C$0.9 billion. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid-in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest. CFL is now a wholly-owned subsidiary and we are entitled to purchase 100% of CFL's ammonia and granular urea production. For additional information, see Note 15—Noncontrolling Interest to our consolidated financial statements included in Item 8 of this report.
Repatriation of Foreign Earnings and Income Taxes
We have operations in Canada, the United Kingdom and interest in a joint venture in the Republic of Trinidad and Tobago. The estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. are recognized in our consolidated financial statements as the earnings are recognized, unless the earnings are considered to be indefinitely reinvested based upon our current plans. However, the cash payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurs at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings can occur in different periods. Cash balances held by our joint venture are maintained at sufficient levels to fund local operations as accumulated earnings are repatriated from the joint venture on a periodic basis.
As of December 31, 2015, approximately $44.7 million of our consolidated cash and cash equivalents balance of $286.0 million was held by our Canadian and United Kingdom subsidiaries. The cash balance held by the Canadian subsidiaries represents accumulated earnings of our foreign operations, which is not considered to be permanently reinvested. We have recognized deferred income taxes on these earnings for the foreign and domestic taxes that would be due upon their repatriation to the United States. As of December 31, 2015, the cash tax cost to repatriate the Canadian and United Kingdom cash balances would be approximately $3.2 million.
Impact of the Protecting Americans from Tax Hikes (PATH) Act of 2015
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law and applies to tax years 2015 through 2019. One of the provisions of the PATH Act permits companies to deduct 50% of their capital expenditures for federal income tax purposes in the year qualifying assets were placed into service. As a result of this provision, for the year ended December 31, 2015, we recorded a federal tax receivable of approximately $120 million that is expected to result in a tax refund. This receivable is primarily associated with the new urea plant and related offsites that were placed into service at our Donaldsonville, Louisiana complex during November of 2015.
In 2016, we expect to place into service (i) the new UAN and ammonia plants at our Donaldsonville, Louisiana complex and (ii) the new urea and ammonia plants at our Port Neal, Iowa complex. Most of these assets will also qualify for 50% bonus depreciation for fiscal year 2016. As a result of these additional assets being placed into service in 2016, we expect to have significantly reduced cash tax payments in 2016.

CF INDUSTRIES HOLDINGS, INC.

Debt
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, the Revolving Credit Agreement) providing for a revolving credit facility of up to $2.0 billion with a maturity of September 18, 2020. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. Following the date of the closing of the transactions contemplated by the Combination Agreement (the Combination Agreement Closing Date), New CF would be required to be a borrower and a guarantor under the Revolving Credit Agreement, at which time CF Industries would cease to be a borrower under the Revolving Credit Agreement. CF Industries or, following the Combination Agreement Closing Date, New CF, may designate as borrowers one or more wholly-owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, Euro and Sterling, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ (or, after the consummation of the transactions contemplated by the Combination Agreement on the Combination Agreement Closing Date, New CF’s) credit rating at the time.
Certain of CF Holdings’ U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Bridge Credit Agreement (as defined below).
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not greater than 3.75 to 1.00.
The Revolving Credit Agreement contains events of default (with notice requirements and cure periods, as applicable) customary for a financing of this type, including, but not limited to, non-payment of principal, interest or fees; inaccuracy of representations and warranties in any material respect; and failure to comply with specified covenants. Upon the occurrence and during the continuance of an event of default under the Revolving Credit Agreement and after any applicable cure period, subject to specified exceptions, the administrative agent may, and at the request of the requisite lenders is required to, accelerate the loans under the Revolving Credit Agreement or terminate the lenders’ commitments under the Revolving Credit Agreement.
As of December 31, 2015, we had excess borrowing capacity under the Revolving Credit Agreement of $1,995.1 million (net of outstanding letters of credit $4.9 million), and there were no borrowings outstanding as of December 31, 2015 or 2014. Maximum borrowings during the year ended December 31, 2015 were $367.0 million with a weighted-average annual interest rate of 1.47%. There were no borrowings during the years ended December 31, 2014 and 2013.
CF Fertilisers UK Credit Agreement
CF Fertilisers UK Group Limited as borrower and CF Fertilisers UK Limited as guarantor entered into a £40.0 million senior unsecured credit agreement, dated October 1, 2012 (the CF Fertilisers UK Credit Agreement), which provided for a revolving credit facility of up to £40.0 million with a maturity of five years.
On December 8, 2015, the CF Fertilisers UK Credit Agreement was canceled. There were no borrowings outstanding under the CF Fertilisers UK Credit Agreement as of its cancellation or any time during the year ended December 31, 2015.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2015 and December 31, 2014 consisted of the following unsecured senior notes:

	December 31, 2015	December 31, 2014
	(in millions)
Public Senior Notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.3	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.2	748.1
Private Senior Notes:
4.490% due 2022	250.0	—
4.930% due 2025	500.0	—
5.030% due 2027	250.0	—
	5,592.7	4,592.5
Less: Current portion	—	—
Net long-term debt	$5,592.7	$4,592.5
Public Senior Notes
On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Public Senior Notes). Interest on the 2018/2020 Public Senior Notes is paid semiannually on May 1 and November 1 and the 2018/2020 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. As of December 31, 2015, the carrying value of the 2018/2020 Public Senior Notes was $1.60 billion and the fair value was approximately $1.78 billion.
On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Public Senior Notes). Interest on the 2023/2043 Public Senior Notes is paid semiannually on June 1 and December 1 and the 2023/2043 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds from the issuance and sale of the 2023/2043 Public Senior Notes, after deducting underwriting discounts and offering expenses, of approximately $1.48 billion. As of December 31, 2015, the carrying value of the 2023/2043 Public Senior Notes was approximately $1.50 billion and the fair value was approximately $1.34 billion.
On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044 (the 2034/2044 Public Senior Notes). Interest on the 2034/2044 Public Senior Notes is paid semiannually on March 15 and September 15 and the 2034/2044 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds of $1.48 billion from the issuance and sale of the 2034/2044 Public Senior Notes, after deducting underwriting discounts and offering expenses. As of December 31, 2015, the carrying value of the 2034/2044 Public Senior Notes was approximately $1.49 billion and the fair value was approximately $1.35 billion.
Under the indentures (including the applicable supplemental indentures) governing the 2018/2020 Public Senior Notes, the 2023/2043 Public Senior Notes and the 2034/2044 Public Senior Notes (collectively, the Public Senior Notes), each series of the Public Senior Notes is guaranteed by CF Holdings. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.

CF INDUSTRIES HOLDINGS, INC.

If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the 2023/2043 Public Senior Notes and 2034/2044 Public Senior Notes following the repayment of the 2018/2020 Public Senior Notes or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the 2018/2020 Public Senior Notes.
Private Senior Notes
On September 24, 2015, CF Industries issued in a private placement $250 million aggregate principal amount of 4.49% senior notes due October 15, 2022, $500.0 million aggregate principal amount of 4.93% senior notes due October 15, 2025 and $250 million aggregate principal amount of 5.03% senior notes due October 15, 2027 (the Private Senior Notes). CF Industries received proceeds of $1.0 billion from the issuance and sale of the Private Senior Notes. The Private Senior Notes are governed by the terms of a note purchase agreement (as amended, the Note Purchase Agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually on April 15 and October 15.
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
All obligations under the Note Purchase Agreement are unsecured. On and after the Combination Agreement Closing Date, New CF would be required to guarantee the obligations under the Note Purchase Agreement. In addition, certain of the Company’s U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and the Company’s material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Note Purchase Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of the Company, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of the Company, CF Industries or New CF.
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not greater than 3.75 to 1.00.
The Note Purchase Agreement contains events of default (with notice requirements and cure periods, as applicable) customary for a financing of this type, including, but not limited to, non-payment of principal, make-whole amounts, or interest; inaccuracy of representations and warranties in any material respect; and failure to comply with specified covenants. Upon the occurrence and during the continuance of an event of default under the Note Purchase Agreement and after any applicable cure period, subject to specified exceptions, the holder or holders of more than 50% in principal amount of the Private Senior Notes outstanding may declare all the Private Senior Notes then outstanding due and payable.
As of December 31, 2015, the carrying value of the Private Senior Notes was $1.0 billion and the fair value was approximately $0.99 billion.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings' proposed combination with the ENA Business of OCI (see Note 4—Acquisitions and Divestitures for additional information). CF Holdings, as a guarantor, and CF Industries, as the tranche A borrower, entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). On the tranche B closing date, as defined in the Bridge Credit Agreement, New CF would become a party to the Bridge Credit Agreement as the tranche B borrower. The tranche B closing date would occur upon the satisfaction of specified conditions, including the occurrence of the closing under the Combination Agreement.

CF INDUSTRIES HOLDINGS, INC.

The Bridge Credit Agreement (1) provided for a single borrowing of a tranche A bridge loan of up to $1.0 billion that would have been used by CF Industries first to reduce amounts outstanding, if any, under the Revolving Credit Agreement and then for general corporate purposes; and (2) provides for a single borrowing of a tranche B bridge loan of up to $3.0 billion that may be used by New CF to pay the cash portion, if any, of the purchase price for specified equity interests to be acquired pursuant to the Combination Agreement; to consummate the refinancing of specified debt in connection with the transactions contemplated by the Combination Agreement; to pay fees and expenses in connection with the transactions contemplated by the Bridge Credit Agreement and the Combination Agreement; and in an amount of up to $1.3 billion for general corporate purposes.
The obligations of the lenders to fund the tranche A bridge loan under the Bridge Credit Agreement automatically terminated on September 24, 2015 in connection with the issuance of the Private Senior Notes. The obligations of the lenders to fund the tranche B bridge loan under the Bridge Credit Agreement are subject to customary limited conditionality and expire on August 6, 2016 (or no later than November 6, 2016, if extended pursuant to the terms thereof), or earlier as provided in the Bridge Credit Agreement. The tranche B bridge loan would mature on the date that is 364 days after the initial funding of such loan.
The Bridge Credit Agreement is voluntarily prepayable from time to time without premium or penalty and is mandatorily prepayable with, and the commitments thereunder will automatically be reduced by, the net cash proceeds from specified issuances of equity interests of CF Holdings and its subsidiaries and, on and after the Combination Agreement Closing Date, New CF and its subsidiaries, specified issuances or incurrences of debt by such persons and the net cash proceeds (including casualty insurance proceeds and condemnation awards) from specified dispositions of assets of such persons, with specified exceptions, including a right to reinvest such proceeds or awards in assets used or useful in the business of such persons and their subsidiaries. Commitments under the Bridge Credit Agreement will also be reduced by the amount of commitments under certain designated term loan facilities and by the amount of any specified debt as to which, on or prior to the tranche B closing date, arrangements have been made to permit such debt to remain outstanding in accordance with its terms or permanent repayment or termination has been effected by OCI and its affiliates.
Borrowings under the Bridge Credit Agreement will be denominated in dollars and bear interest at a per annum rate equal to an applicable LIBOR rate or base rate plus, in either case, a specified margin that depends on CF Holdings’ (or, after the consummation of the transactions contemplated by the Combination Agreement on the Combination Agreement Closing Date, New CF’s) credit rating at the time and that will increase by a specified amount every 90 days commencing with the 90th day after the date of the initial funding of the tranche B bridge loan through the date that is 270 days after the date of such initial funding. CF Industries is required to pay an undrawn commitment fee equal to 0.15% of the undrawn portion of the commitments under the Bridge Credit Agreement. CF Industries and New CF will also be required to pay duration fees ranging from 0.50% to 1.00% at specified intervals following the funding of the tranche B bridge loan.
Currently, CF Holdings and CF Industries are the only guarantors of the obligations under the Bridge Credit Agreement. Certain of CF Holdings’ U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Bridge Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Revolving Credit Agreement.
The representations, warranties, events of default and covenants contained in the Bridge Credit Agreement are substantially similar to those contained in the Revolving Credit Agreement.

CF INDUSTRIES HOLDINGS, INC.

Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until the related orders are shipped and revenue is recognized. As of December 31, 2015 and 2014, we had $161.5 million and $325.4 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook of future market fundamentals. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances could likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
As of December 31, 2015 and 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $211.3 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2015 and 2014, we had open natural gas derivative contracts for 431.5 million MMBtus and 58.7 million MMBtus, respectively. At both December 31, 2015 and 2014, we had no cash collateral on deposit with counterparties for derivative contracts.
As of December 31, 2015 and 2014, the notional amount of our open foreign currency derivatives was €89.0 million and €209.0 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
Pension and Other Postretirement Benefits
We contributed $27.7 million to our pension plans in 2015. We expect to contribute approximately $39.8 million to our pension plans in 2016.

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Operating Activities
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities in 2015 was $1.20 billion as compared to $1.41 billion in 2014, a decline of $204.9 million. This decline was primarily due to unfavorable working capital changes as customer advances were lower and inventory levels were higher in 2015 as compared to 2014 levels. Due to the declining pricing environment for nitrogen fertilizers in 2015, customers delayed making forward purchase commitments to purchase fertilizer in 2015, which reduced the amount of customer advances that were received, as compared to 2014 when fertilizer pricing was stronger. A poor fall ammonia application season contributed to higher inventory levels in 2015 as compared to 2014 when inventory levels declined.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities in 2014 was $1.41 billion as compared to $1.47 billion in 2013. The $58.2 million decrease in net cash provided by operating activities resulted from lower earnings from core operating activities partially offset by favorable working capital changes in 2014 as compared to 2013. The lower earnings from core operating activities were primarily a result of the $741.7 million decline in gross margin. Partially offsetting the decline in gross margin, $638.6 million less was invested in net working capital than in 2013. Improvements in working capital during 2014 were due to a combination of higher customer advances, lower inventory levels and lower amounts paid for income taxes in 2014 as compared in 2013. Customer advances were higher in anticipation of a busy spring 2015 application season combined with tighter North American nitrogen fertilizer supply compared to 2013.
Investing Activities
Years Ended December 31, 2015, 2014 and 2013
Net cash used in investing activities was $2.98 billion in 2015 compared to $343.5 million in 2014 when we received proceeds of $1.37 billion from the sale of the phosphate business. During 2015, capital expenditures totaled $2.47 billion compared to $1.81 billion in 2014. The increase in capital expenditures is primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. We also acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for a net cash payment of $551.6 million, which was net of cash acquired of $18.8 million. The $1.02 billion net cash used in investing activities in 2013 included $823.8 million in capital expenditures and $154.0 million transferred to a restricted cash account in support of the capacity expansion projects.
Financing Activities
Years Ended December 31, 2015, 2014 and 2013
Net cash provided by financing activities was $79.9 million in 2015 compared to net cash used in financing activities of $775.1 million and $980.3 million in 2014 and 2013, respectively. In 2015, we issued senior notes and received proceeds of $1.0 billion. In both 2014 and 2013, we issued senior notes and received proceeds of approximately $1.5 billion. Net cash used in financing activities in 2013 included $918.7 million to acquire the noncontrolling interests in CFL. Cash used for share repurchases in 2015, 2014 and 2013 was $556.3 million, $1.93 billion and $1.41 billion, respectively. We distributed $45.0 million to the noncontrolling interests in 2015, compared to $46.0 million in 2014 and $73.7 million in 2013. The decrease in distributions to noncontrolling interests in 2015 and 2014 as compared to 2013 was due to the acquisition of the noncontrolling interests in CFL in April 2013, which impacted the payments made in the first four months of 2013.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	After 2020	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$800.0	$—	$800.0	$4,000.0	$5,600.0
Interest payments on long-term debt(1)	312.9	305.4	277.9	250.4	221.1	2,602.5	3,970.2
Other Obligations
Operating leases	82.2	87.9	70.8	58.3	46.3	115.6	461.1
Equipment purchases and plant improvements	142.5	23.6	1.5	—	—	—	167.6
Capacity expansion projects(2)	953.2	—	—	—	—	—	953.2
Transportation(3)	62.6	11.1	8.4	7.6	3.3	—	93.0
Purchase obligations(4)(5)	641.6	335.5	109.5	38.1	37.2	148.3	1,310.2
Contributions to pension plans(6)	39.8	—	—	—	—	—	39.8
Net operating loss settlement(7)	10.8	10.6	—	—	—	—	21.4
Total(8)(9)	$2,245.6	$774.1	$1,268.1	$354.4	$1,107.9	$6,866.4	$12,616.5
_______________________________________________________________________________

(1)	Based on debt balances before discounts, offering expenses and interest rates as of December 31, 2015.

(2)
We expect to spend approximately $1.2 billion during 2016 related to the Donaldsonville and Port Neal capacity expansion projects expected to be completed in mid-2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section of this discussion and analysis.

(3)
Includes anticipated expenditures under certain contracts to transport raw materials and finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth above are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2015 and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices as of December 31, 2015. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices as of December 31, 2015 is $87.1 million with a total remaining commitment of $239.6 million.

(6)
Represents the contributions we expect to make to our pension plans during 2016. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)
Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended NOL Agreement and the 2013 settlement with the IRS. See Note 10—Income Taxes to our consolidated financial statements included in Item 8 of this report for further discussion of this matter.

(8)	Excludes $182.6 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $10.6 million of environmental remediation liabilities.

CF INDUSTRIES HOLDINGS, INC.

Subsequent Event
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS Inc. (CHS). The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries from us pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual profit distributions from CFN as a result of its minority equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the supply agreement.
Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 24—Leases in the notes to our consolidated financial statements included in Item 8 of this report for additional information concerning leases.
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

CF INDUSTRIES HOLDINGS, INC.

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
Inventory Valuation
We review our inventory account balances at least quarterly, and more frequently if required by market conditions, to determine whether the carrying amount of inventories exceeds their market value. This review process incorporates current industry and customer-specific trends, current operating plans, historical price activity, and selling prices expected to be realized. If the carrying amount of our inventory exceeds its estimated market value, we immediately adjust our carrying values accordingly. Upon inventory liquidation, if the actual sales prices are less than our most recent estimate of market value, additional losses would be recorded in the period of liquidation. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.
Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. A liability has not been recorded for these conditional AROs. The most recent estimate of the aggregate cost of these AROs expressed in 2015 dollars is $66.4 million. We have not recorded a liability for these conditional AROs as of December 31, 2015 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen fertilizer manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
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
The recoverability and impairment tests of long-lived assets are required only when conditions exist that indicate the carrying value may not be recoverable. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired. Our investments in unconsolidated affiliates are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of our investment in any such affiliate is less than its carrying value, and the reduction in value is other than temporary, the reduction in value is recognized immediately in earnings.
Our joint venture investment in the Republic of Trinidad and Tobago operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method and continues to generate positive income and cash flow. The financial results are included in the information in

CF INDUSTRIES HOLDINGS, INC.

Note 8—Equity Method Investments to the consolidated financial statements. The joint venture has experienced natural gas curtailments in 2015 and 2014 due to major maintenance activities being conducted at upstream natural gas facilities and decreased gas exploration and development activity in the Republic of Trinidad and Tobago. These curtailments are expected to continue into the future. Commitments from NGC regarding the level of future availability and the related cost are not available. The future availability and cost of natural gas represents a significant assumption in the discounted cash flow models utilized for recoverability and impairment testing. In 2015, our equity in earnings of operating affiliates includes a $61.9 million impairment of our equity method investment in PLNL. No impairment was recognized in 2014 or 2013 related to this investment.
We evaluate goodwill for impairment in the fourth quarter at the reporting unit level, which in our case, are the ammonia, granular urea, UAN, AN and Other segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value. We identified no goodwill impairment in our 2015, 2014 or 2013 reviews. As of December 31, 2015 and 2014, the carrying value of our goodwill was $2.39 billion and $2.09 billion, respectively.
Intangible assets identified in connection with our 2010 acquisition of Terra Industries Inc. consist of customer relationships, which are being amortized over a period of 18 years. The intangible assets identified in connection with our 2015 acquisition of CF Fertilisers UK consist of customer relationships and trade names which are being amortized over a remaining period of approximately 20 years. Our intangible assets are presented in other assets on the consolidated balance sheets. For additional information regarding our goodwill and other intangible assets, see Note 7—Goodwill and Other Intangible Assets.
Income Taxes
We recognize expenses, assets and liabilities for income taxes based on estimates of amounts that ultimately will be determined to be taxable or deductible in tax returns filed in various jurisdictions. U.S. income taxes are provided on that portion of the earnings of foreign subsidiaries that is expected to be remitted to the U.S. and be taxable. The final taxes paid are dependent upon many factors and judgments, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The judgments made at any point in time may change from previous conclusions based on the outcome of tax audits, as well as changes to, or further interpretations of, tax laws and regulations. We adjust income tax expense in the period in which these changes occur.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more likely than not that a deferred tax asset will not be realized. Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets. Interest and penalties related to unrecognized tax benefits are reported as interest expense and income tax expense, respectively.
A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in our non-U.S. subsidiaries and joint venture that are considered to not be permanently reinvested. No deferred income tax liability is recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believe to be indefinitely reinvested.
As a large commercial enterprise with international operations, our income tax expense and our effective tax rate may change from period to period due to many factors. The most significant of these factors are changes in tax legislation, changes in the geographic mix of earnings, the tax characteristics of our income, the ability to realize certain foreign tax credits and net operating losses, and the portion of the income of our foreign subsidiaries and joint venture that is expected to be remitted to the U.S. and be taxable. It is reasonably likely that these items will impact income tax expense, net income and liquidity in future periods.

CF INDUSTRIES HOLDINGS, INC.

We operate in a number of countries and as a result have a significant amount of cross border transactions. The taxability of cross border transactions has received an increasing level of scrutiny among regulators in countries across the globe, including the countries in which we operate. The tax rules and regulations within the various countries in which we operate are complex and in many cases there is not symmetry between the rules of the various countries. As a result, there are instances where regulators within the countries involved in a cross border transaction may reach different conclusions regarding the taxability of the transaction in their respective jurisdictions based on the same set of facts and circumstances. We work closely with regulators to reach a common understanding and conclusion regarding the taxability of cross border transactions.  However, there are instances where reaching a common understanding is not possible or practical. As of December 31, 2015, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $182.6 million, which is related predominantly to certain potential tax exposures involving cross border transactions. This amount represents our best estimate of the amounts due based on our interpretations of the rules and the facts and circumstances of the transactions. Differences in interpretation of the tax laws, including agreements between governments surrounding our cross border transactions, can result in differences in taxes paid which may be higher or lower than our estimates.
Pension Assets and Liabilities
Pension assets and liabilities are affected by the fair value of plan assets, estimates of the expected return on plan assets, plan design, actuarial estimates and discount rates. Actual changes in the fair value of plan assets and differences between the actual return on plan assets and the expected return on plan assets affect the amount of pension expense ultimately recognized. Key assumptions that affect our projected benefit obligation (PBO) are discount rates and, in addition for our United Kingdom plans, an adjusted retail price index (RPI). Key assumptions affecting pension expense include discount rates, the expected long-term rate of return on assets and, in addition for our United Kingdom plans, RPI.
The December 31, 2015 PBO was computed based on a weighted-average discount rates of 4.3% for our North America plans and 3.8% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. The weighted-average discount rate used to calculate pension expense in 2015 was 4.0% for North America plans and 3.7% for United Kingdom plans. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 4.8% weighted-average expected long-term rate of return on assets used to calculate pension expense in 2015 for our North America plans is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. The 5.4% weighted-average expected long-term rate of return on assets used to calculate pension expense in 2015 for our United Kingdom plans is based on expected long-term performance of underlying investments, net of investment managers' fees. The 3.1% RPI used to calculate our United Kingdom plan PBO and pension expense is developed using the Bank of England implied retail price inflation curve based on the difference between yields on fixed interest and index-linked gilts adjusted for inflation risk.
For North America qualified pension plans, our PBO was $735.8 million as of December 31, 2015, which was $109.2 million higher than pension plan assets. If the discount rate used to compute the PBO for North America plans was lower or higher by 50 basis points, our PBO would have been $46.1 million higher or $41.8 million lower, respectively, than the amount previously discussed. If the discount rate used to compute the 2015 pension expense for North America plans decreased or increased by 50 basis points, the expense would have been approximately $3.5 million higher or $2.8 million lower, respectively, than the amount calculated. If the expected long-term rate of return on assets for North America plans was higher or lower by 50 basis points, pension expense for 2015 would have been $3.0 million lower or higher, respectively.
For our United Kingdom pension plans, our PBO was $562.7 million as of December 31, 2015 which was $148.7 million higher than pension plan assets. If the discount rate used to compute the United Kingdom PBO was lower or higher by 50 basis points, our PBO would have been $47.0 million higher or $42.9 million lower, respectively, than the amount previously discussed. If the discount rate used to compute the 2015 United Kingdom pension expense decreased or increased by 50 basis points, the expense would have been $0.5 million lower or higher, respectively. If the expected long-term rate of return on assets for our United Kingdom plans was higher or lower by 50 basis points, pension expense for 2015 would have been $0.8 million lower or higher, respectively. If RPI was higher or lower by 50 basis points, our PBO for United Kingdom plans would have been $28.3 million higher or $26.7 million lower, respectively and pension expense for 2015 would have been $0.5 million higher or lower, respectively.
See Note 11—Pension and Other Postretirement Benefits to our consolidated financial statements included in Item 8 of this report for further discussion of our pension plans.

CF INDUSTRIES HOLDINGS, INC.

Consolidation
We consolidate all entities that we control by ownership of a majority interest and use the equity method to account for investments in affiliates that we do not consolidate, but for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net earnings include our share of the net earnings of these companies plus the amortization expense of certain tangible and intangible assets identified as part of purchase accounting. Our judgment regarding the level of influence over our equity method investments includes considering key factors such as ownership interest, representation on the Board of Directors, participation in policy decisions and material intercompany transactions. We regularly review for potential changes in the consolidation of variable interest entities.
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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based fertilizers are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%) and AN by approximately $32, $22, $14 and $15, respectively.
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
As of December 31, 2015 and 2014, we had open derivative contracts for 431.5 million MMBtus and 58.7 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas as of December 31, 2015 would result in a favorable change in the fair value of these derivative positions of $407 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $407 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of December 31, 2015, we had nine series of senior notes totaling $5.59 billion outstanding with maturity dates of May 1, 2018; May 1, 2020, October 15, 2022, June 1, 2023, October 15, 2025, October 15, 2027, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of December 31, 2015 was approximately $5.46 billion.
Borrowings under the Revolving Credit Agreement and the Bridge Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. Maximum borrowings during 2015 were $367.0 million and zero for both 2014 and 2013. There were no borrowings outstanding as of December 31, 2015 or December 31, 2014.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of December 31, 2015 and 2014, the notional amount of our open foreign currency forward contracts was approximately €89.0 million and €209.0 million, and the fair value was a net unrealized loss of $0.1 million and $22.4 million, respectively. As of December 31, 2015, a 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $9.7 million.
We are also directly exposed to changes in the value of the Canadian dollar, the British pound and the Euro. Outside of the transactions mentioned above, we do not maintain any exchange rate derivatives or hedges related to these currencies.

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CF Industries Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CF Industries Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
(signed) KPMG LLP

Chicago, Illinois
February 25, 2016

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Net sales	$4,308.3	$4,743.2	$5,474.7
Cost of sales	2,761.2	2,964.7	2,954.5
Gross margin	1,547.1	1,778.5	2,520.2
Selling, general and administrative expenses	169.8	151.9	166.0
Transaction costs	56.9	—	—
Other operating—net	92.3	53.3	(15.8)
Total other operating costs and expenses	319.0	205.2	150.2
Gain on sale of phosphate business	—	750.1	—
Equity in earnings of operating affiliates	(35.0)	43.1	41.7
Operating earnings	1,193.1	2,366.5	2,411.7
Interest expense	133.2	178.2	152.2
Interest income	(1.6)	(0.9)	(4.7)
Other non-operating—net	3.9	1.9	54.5
Earnings before income taxes and equity in earnings of non-operating affiliates	1,057.6	2,187.3	2,209.7
Income tax provision	395.8	773.0	686.5
Equity in earnings of non-operating affiliates—net of taxes	72.3	22.5	9.6
Net earnings	734.1	1,436.8	1,532.8
Less: Net earnings attributable to noncontrolling interest	34.2	46.5	68.2
Net earnings attributable to common stockholders	$699.9	$1,390.3	$1,464.6
Net earnings per share attributable to common stockholders(1):
Basic	$2.97	$5.43	$4.97
Diluted	$2.96	$5.42	$4.95
Weighted-average common shares outstanding(1):
Basic	235.3	255.9	294.4
Diluted	236.1	256.7	296.0
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014	2013
	(in millions)
Net earnings	$734.1	$1,436.8	$1,532.8
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	(157.3)	(72.4)	(30.2)
Unrealized (loss) gain on hedging derivatives—net of taxes	—	(1.8)	1.9
Unrealized gain on securities—net of taxes	0.2	0.2	1.0
Defined benefit plans—net of taxes	67.1	(43.2)	33.6
	(90.0)	(117.2)	6.3
Comprehensive income	644.1	1,319.6	1,539.1
Less: Comprehensive income attributable to noncontrolling interest	34.2	46.5	67.5
Comprehensive income attributable to common stockholders	$609.9	$1,273.1	$1,471.6

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$286.0	$1,996.6
Restricted cash	22.8	86.1
Accounts receivable—net	267.2	191.5
Inventories	321.2	202.9
Prepaid income taxes	184.6	34.8
Other current assets	45.3	18.6
Total current assets	1,127.1	2,530.5
Property, plant and equipment—net	8,539.0	5,525.8
Investments in and advances to affiliates	297.8	861.5
Goodwill	2,390.1	2,092.8
Other assets	384.9	243.6
Total assets	$12,738.9	$11,254.2
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$917.7	$589.9
Income taxes payable	5.5	16.0
Customer advances	161.5	325.4
Other current liabilities	130.5	48.4
Total current liabilities	1,215.2	979.7
Long-term debt	5,592.7	4,592.5
Deferred income taxes	916.2	734.6
Other liabilities	627.6	374.9
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2015—235,493,395 shares issued and 2014—245,904,140 shares issued(1)	2.4	2.5
Paid-in capital(1)	1,377.4	1,413.9
Retained earnings	3,057.9	3,175.3
Treasury stock—at cost, 2015—2,411,839 shares and 2014—4,231,090 shares(1)	(152.7)	(222.2)
Accumulated other comprehensive loss	(249.8)	(159.8)
Total stockholders' equity	4,035.2	4,209.7
Noncontrolling interest	352.0	362.8
Total equity	4,387.2	4,572.5
Total liabilities and equity	$12,738.9	$11,254.2
_______________________________________________________________________________

(1)
December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock(1)	Treasury Stock(1)	Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	(in millions)
Balance as of December 31, 2012	$3.1	$(2.3)	$2,489.9	$3,461.1	$(49.6)	$5,902.2	$380.0	$6,282.2
Net earnings	—	—	—	1,464.6	—	1,464.6	68.2	1,532.8
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(29.5)	(29.5)	(0.7)	(30.2)
Unrealized net gain on hedging derivatives—net of taxes	—	—	—	—	1.9	1.9	—	1.9
Unrealized net gain on securities—net of taxes	—	—	—	—	1.0	1.0	—	1.0
Defined benefit plans—net of taxes	—	—	—	—	33.6	33.6	—	33.6
Comprehensive income						1,471.6	67.5	1,539.1
Acquisitions of noncontrolling interests in Canadian Fertilizers Limited (CFL)	—	—	(752.5)	—	—	(752.5)	(16.8)	(769.3)
Purchases of treasury stock	—	(1,449.3)	—	—	—	(1,449.3)	—	(1,449.3)
Retirement of treasury stock	(0.3)	1,247.8	(180.1)	(1,067.4)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Issuance of $0.01 par value common stock under employee stock plans	—	5.2	8.7	(3.6)	—	10.3	—	10.3
Stock-based compensation expense	—	—	12.6	—	—	12.6	—	12.6
Excess tax benefit from stock-based compensation	—	—	13.5	—	—	13.5	—	13.5
Cash dividends ($0.44 per share)(1)	—	—	—	(129.1)	—	(129.1)	—	(129.1)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(68.5)	(68.5)
Effect of exchange rates changes	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2013	$2.8	$(201.8)	$1,592.1	$3,725.6	$(42.6)	$5,076.1	$362.3	$5,438.4
Net earnings	—	—	—	1,390.3	—	1,390.3	46.5	1,436.8
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(72.4)	(72.4)	—	(72.4)
Unrealized net loss on hedging derivatives—net of taxes	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.2	0.2	—	0.2
Defined benefit plans—net of taxes	—	—	—	—	(43.2)	(43.2)	—	(43.2)
Comprehensive income						1,273.1	46.5	1,319.6
Purchases of treasury stock	—	(1,923.7)	—	—	—	(1,923.7)	—	(1,923.7)
Retirement of treasury stock	(0.3)	1,905.5	(220.3)	(1,684.9)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(3.1)	—	—	—	(3.1)	—	(3.1)
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	16.7	—	—	17.6	—	17.6
Stock-based compensation expense	—	—	16.7	—	—	16.7	—	16.7
Excess tax benefit from stock-based compensation	—	—	8.7	—	—	8.7	—	8.7
Cash dividends ($1.00 per share)(1)	—	—	—	(255.7)	—	(255.7)	—	(255.7)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(46.0)	(46.0)
Balance as of December 31, 2014	$2.5	$(222.2)	$1,413.9	$3,175.3	$(159.8)	$4,209.7	$362.8	$4,572.5
Net earnings	—	—	—	699.9	—	699.9	34.2	734.1
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(157.3)	(157.3)	—	(157.3)
Unrealized net gain on securities—net of taxes	—	—	—	—	0.2	0.2	—	0.2
Defined benefit plans—net of taxes	—	—	—	—	67.1	67.1	—	67.1
Comprehensive income						609.9	34.2	644.1
Purchases of treasury stock	—	(527.2)	—	—	—	(527.2)	—	(527.2)
Retirement of treasury stock	(0.1)	597.1	(62.0)	(535.0)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Issuance of $0.01 par value common stock under employee stock plans	—	0.9	7.5	—	—	8.4	—	8.4
Stock-based compensation expense	—	—	16.5	—	—	16.5	—	16.5
Excess tax benefit from stock-based compensation	—	—	1.5	—	—	1.5	—	1.5
Cash dividends ($1.20 per share)	—	—	—	(282.3)	—	(282.3)	—	(282.3)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(45.0)	(45.0)
Balance as of December 31, 2015	$2.4	$(152.7)	$1,377.4	$3,057.9	$(249.8)	$4,035.2	$352.0	$4,387.2
_______________________________________________________________________________

(1)
Amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in millions)
Operating Activities:
Net earnings	$734.1	$1,436.8	$1,532.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	479.6	392.5	410.6
Deferred income taxes	77.9	18.5	(34.3)
Stock-based compensation expense	16.8	16.6	12.6
Excess tax benefit from stock-based compensation	(1.5)	(8.7)	(13.5)
Unrealized loss on derivatives	162.8	119.2	(59.3)
Gain on remeasurement of CF Fertilisers UK investment	(94.4)	—	—
Impairment of equity method investment in PLNL	61.9	—	—
Loss on sale of equity method investments	42.8	—	—
Gain on sale of phosphate business	—	(750.1)	—
Loss on disposal of property, plant and equipment	21.4	3.7	5.6
Undistributed earnings of affiliates—net of taxes	(3.3)	(11.5)	(11.3)
Changes in:
Accounts receivable—net	(4.8)	36.1	0.4
Inventories	(71.0)	63.8	(80.3)
Accrued and prepaid income taxes	(147.8)	(56.8)	(153.4)
Accounts payable and accrued expenses	41.7	(53.2)	49.5
Customer advances	(163.9)	204.8	(260.1)
Other—net	51.4	(3.1)	67.5
Net cash provided by operating activities	1,203.7	1,408.6	1,466.8
Investing Activities:
Additions to property, plant and equipment	(2,469.3)	(1,808.5)	(823.8)
Proceeds from sale of property, plant and equipment	12.4	11.0	12.6
Proceeds from sale of equity method investment	12.8	—	—
Proceeds from sale of phosphate business	—	1,372.0	—
Purchase of CF Fertilisers UK, net of cash acquired	(551.6)	—	—
Sales and maturities of short-term and auction rate securities	—	5.0	13.5
Canadian terminal acquisition	—	—	(72.5)
Deposits to restricted cash funds	—	(505.0)	(154.0)
Withdrawals from restricted cash funds	63.3	573.0	—
Deposits to asset retirement obligation funds	—	—	(2.9)
Other—net	(43.5)	9.0	7.8
Net cash used in investing activities	(2,975.9)	(343.5)	(1,019.3)
Financing Activities:
Proceeds from long-term borrowings	1,000.0	1,494.2	1,498.0
Proceeds from short-term borrowings	367.0	—	—
Payments of short-term borrowings	(367.0)	—	—
Financing fees	(46.4)	(16.0)	(14.5)
Purchases of treasury stock	(556.3)	(1,934.9)	(1,409.1)
Acquisitions of noncontrolling interests in CFL	—	—	(918.7)
Dividends paid on common stock	(282.3)	(255.7)	(129.1)
Distributions to noncontrolling interest	(45.0)	(46.0)	(73.7)
Issuances of common stock under employee stock plans	8.4	17.6	10.3
Excess tax benefit from stock-based compensation	1.5	8.7	13.5
Other—net	—	(43.0)	43.0
Net cash provided by (used in) financing activities	79.9	(775.1)	(980.3)
Effect of exchange rate changes on cash and cash equivalents	(18.3)	(4.2)	(31.3)
(Decrease) increase in cash and cash equivalents	(1,710.6)	285.8	(564.1)
Cash and cash equivalents at beginning of period	1,996.6	1,710.8	2,274.9
Cash and cash equivalents at end of period	$286.0	$1,996.6	$1,710.8
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our core market and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana; Yazoo City, Mississippi; and Billingham, United Kingdom manufacturing facilities.
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

•	two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce AN, ammonia and NPKs;

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
Reclassifications and Changes in Presentation
During the fourth quarter of 2015, we adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes (an update to Topic 740, Income Taxes) (ASU 2015-17) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred income taxes were classified as current assets and the remainder were classified as noncurrent deferred income tax liabilities. Upon adoption of ASU 2015-17, deferred income taxes of $84.0 million previously classified as current assets as of December 31, 2014, were reclassified as an offset to noncurrent deferred income taxes liabilities. See Note 3—New Accounting Standards and Note 10—Income Taxes, for additional information.
On May 15, 2015, we announced that our Board of Directors declared a five-for-one split of our common stock to be effected in the form of a stock dividend. On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common stock held on the Record Date. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the stock split. All share and per share data has been retroactively restated to reflect the stock split, except for the number of authorized shares of common stock. Since the par value of the common stock remained at $0.01 per share, the recorded value for common stock has been retroactively restated to reflect the par value of total outstanding shares with a corresponding decrease to paid-in capital.

CF INDUSTRIES HOLDINGS, INC.

CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570.4 million, and CF Fertilisers UK became a wholly-owned subsidiary. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly-owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. We recorded a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that is included in equity in earnings of non-operating affiliates—net of taxes for the year ended December 31, 2015. The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. See Note 4—Acquisitions and Divestitures, for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the CF Fertilisers UK acquisition.
New Segments
In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the CF Fertilisers UK acquisition. Our reportable segment structure reflects how our chief operating decision maker (CODM), as defined under U.S. generally accepted accounting principles (GAAP), assesses the performance of our operating segments and makes decisions about resource allocation. Our reportable segments now consist of ammonia, granular urea, UAN, AN, Other, and phosphate. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis. See Note 21—Segment Disclosures for additional information and a description of our reportable segments.
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
Upon selling the phosphate business, we began to supply Mosaic with ammonia produced by our PLNL joint venture. The contract to supply ammonia to Mosaic from our PLNL joint venture represents the continuation of a supply practice that previously existed between our former phosphate mining and manufacturing business and other operations of the Company. Prior to March 17, 2014, PLNL sold ammonia to us for use in the phosphate business and the cost was included in our production costs in our phosphate segment. Subsequent to the sale of the phosphate business, we now sell the PLNL-sourced ammonia to Mosaic. The revenue from these sales to Mosaic and the costs to purchase the ammonia from PLNL are now included in our ammonia segment. Our 50% share of the operating results of our PLNL joint venture continues to be included in equity in earnings of operating affiliates in our consolidated statements of operations. Because of the significance of this continuing supply practice, in accordance with U.S. GAAP, the phosphate mining and manufacturing business is not reported as discontinued operations in our consolidated statements of operations. See Note 4—Acquisitions and Divestitures for additional information.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement plans, the assumptions used to determine the relative fair values of our new reportable segments and the assumptions used in the valuation of stock-based compensation awards granted to employees.
Revenue Recognition
The basic criteria necessary for revenue recognition are: (1) evidence that a sales arrangement exists, (2) delivery of goods has occurred, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. We recognize revenue when these criteria have been met and when title and risk of loss transfers to the customer, which can be at the plant gate, a distribution facility, a supplier location or a customer destination. Revenue from forward sales programs is recognized on the same basis as other sales (when title and risk of loss transfers to the customer) regardless of when the customer advances are received.
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

CF INDUSTRIES HOLDINGS, INC.

Restricted Cash
In connection with our capacity expansion projects, we granted a contractor a security interest in a restricted cash account. We maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if the projects were canceled. This restricted cash is not included in our cash and cash equivalents and is reported separately on our consolidated balance sheets. Contributions to the restricted cash account are reported on our consolidated statements of cash flows as investing activities.
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
Accounts receivable includes trade receivables and non-trade receivables.
Inventories
Inventories are reported at the lower of cost or market with cost determined on a first-in, first-out or average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs to move inventory to the distribution facilities. Market value is reviewed at least quarterly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales.
Investment in Unconsolidated Affiliate
The equity method of accounting is used for our investments in affiliates that we do not consolidate, but over which we have the ability to exercise significant influence. Our equity method investment for which the results are included in operating earnings consists of our 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. Our share of the net earnings from this investment is reported as an element of earnings from operations because PLNL's operations provide additional production and are integrated with our supply chain and sales activities in the ammonia segment. See Note 8—Equity Method Investments for additional information.
Profits resulting from sales or purchases with our equity method investee are eliminated until realized by the investee or investor, respectively. Our investment in the affiliate is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. When circumstances indicate that the fair value of our investment in affiliate is less than its carrying value, and the reduction in value is other than temporary, the reduction in value is recognized immediately in earnings.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method or the units-of-production (UOP) method. Depreciable lives are as follows:

Years
Mobile and office equipment	3 to 10
Production facilities and related assets	2 to 30
Land improvements	10 to 30
Buildings	10 to 40
We periodically review the depreciable lives assigned to our property, plant and equipment, as well as estimated production capacities used to develop UOP depreciation expense, and we change the estimates to reflect the results of those reviews.

CF INDUSTRIES HOLDINGS, INC.

Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to five years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. For additional information, see Note 6—Property, Plant and Equipment—Net.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain impairment conditions arise. We perform our annual goodwill impairment review in the fourth quarter of each year at the reporting unit level, which in our case, are the ammonia, granular urea, UAN, AN and Other segments. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value.
Our intangible assets are presented in other assets on the consolidated balance sheets. For additional information regarding our goodwill and other intangible assets, see Note 7—Goodwill and Other Intangible Assets.
Leases
Leases may be classified as either operating leases or capital leases. Assets acquired under capital leases, if any, would be depreciated on the same basis as property, plant and equipment. For operating leases, rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.
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
A deferred income tax liability is recorded for income taxes that would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and joint venture that are considered to not be permanently reinvested. No deferred income tax liability is recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believe to be indefinitely reinvested.

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments
Natural gas is the principal raw material used to produce nitrogen fertilizers. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivative instruments that we use are primarily fixed price swaps and options traded in the over-the-counter (OTC) markets. The derivatives reference primarily NYMEX futures contract prices, which represent the basis for fair value at any given time. These derivatives are traded in months forward and settlements are scheduled to coincide with anticipated gas purchases during those future periods. In order to manage our exposure to changes in foreign currency exchange rates, we use foreign currency derivatives, primarily forward exchange contracts.
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
Stock-based Compensation
We grant stock-based compensation awards under our equity and incentive plans. The awards that have been granted to date are nonqualified stock options, restricted stock awards, restricted stock units and performance share units. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. For additional information, see Note 19—Stock-Based Compensation.
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

CF INDUSTRIES HOLDINGS, INC.

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
Foreign currency-denominated assets and liabilities are remeasured into U.S. dollars at exchange rates existing at the respective balance sheet dates. Gains and losses resulting from these foreign currency transactions are included in other operating—net on our consolidated statements of operations. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature, if any, are reported in other comprehensive income.
Debt Issuance Costs
Costs associated with the issuance of debt are recorded as deferred charges and are amortized over the term of the related debt, in either current or noncurrent assets depending on the term. Debt issuance discounts are netted against the related debt and are amortized over the term of the debt using the effective interest method.

CF INDUSTRIES HOLDINGS, INC.

3.    New Accounting Standards
Recently Adopted Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes (an update to Topic 740, Income Taxes). To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU will be effective for financial statements issued for annual and interim periods beginning after December 15, 2016, and can be applied prospectively or retrospectively. Earlier application is permitted. We elected to early adopt this ASU retrospectively in the fourth quarter of 2015, which resulted in the reclassification of deferred income taxes of $84.0 million from current assets to an offset of the noncurrent deferred income taxes liability on our consolidated balance sheet as of December 31, 2014. See Note 10—Income Taxes.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU No. 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU No. 2015-07 is effective for fiscal years beginning after December 15, 2015 and requires retrospective application. Early application is permitted. We elected to early adopt this ASU in the fourth quarter of 2015. See Note 11—Pension and Other Postretirement Benefits for additional information.
Recently Issued Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (an update to Topic 330, Inventory), effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We use the FIFO or average cost methods and are currently evaluating the impact of this ASU on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued the related ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies ASU No. 2015-03 and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015 and retrospective presentation is required. Upon adoption of the ASU in 2016, fees totaling $56.0 million as of December 31, 2015 related to the senior notes would be reclassified as a reduction to long-term debt. Fees related to the undrawn Bridge Credit Agreement and the Revolving Credit Agreement would remain classified as an asset. See Note 12—Financing Agreements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In July 2015, the FASB voted to defer the effective date of this ASU through the issuance of ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

CF INDUSTRIES HOLDINGS, INC.

4.    Acquisitions and Divestitures
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us. The purchase price was funded with cash on hand. We recorded a gain of $94.4 million on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that is included in equity in earnings of non-operating affiliates—net of taxes for the year ended December 31, 2015. See Note 8—Equity Method Investments for additional information.
During 2015, the Company incurred direct transaction costs of $3.6 million for the acquisition of CF Fertilisers UK, which were expensed as incurred and included in transaction costs in our consolidated statements of operations.
The following table summarizes the preliminary allocation of the total fair value of CF Fertilisers UK to the assets acquired and liabilities assumed in its acquisition on July 31, 2015. The estimated fair value of the assets acquired and liabilities assumed is based on the estimated net realizable value for inventory, a replacement cost approach for property, plant and equipment and the income approach for intangible assets. Final determination of the fair values may result in further adjustments to the amounts presented below.

	Original Valuation	Net Adjustments to Fair Value(1)	Adjusted Valuation
(In millions)
Fair value of consideration transferred	$570.4	$—	$570.4
Fair value of 50% of equity interest already held by the Company	570.4	—	570.4
Total fair value	$1,140.8	$—	$1,140.8
Assets acquired and liabilities assumed
Current assets	$165.1	$1.5	$166.6
Property, plant and equipment	898.1	(0.1)	898.0
Goodwill	328.4	(8.3)	320.1
Other assets	140.0	(1.2)	138.8
Total assets acquired	1,531.6	(8.1)	1,523.5

Current liabilities	73.6	0.5	74.1
Deferred tax liabilities—noncurrent	128.8	(8.6)	120.2
Other liabilities	188.4	—	188.4
Total liabilities assumed	390.8	(8.1)	382.7
Total net assets acquired	$1,140.8	$—	$1,140.8
_______________________________________________________________________________
(1) The purchase price related to the CF Fertilisers UK acquisition was initially allocated based on the information available at the acquisition date. During the fourth quarter of 2015, adjustments were made to the fair value of the assets acquired and liabilities assumed, which resulted in a corresponding $8.3 million decrease to goodwill.
Current assets acquired included cash of $18.8 million, accounts receivable of $72.6 million and inventory of $67.3 million. The acquired property, plant and equipment will be depreciated over a period consistent with our existing fixed assets depreciation policy.
The acquisition resulted in the recognition of $320.1 million of goodwill, which is not deductible for income tax purposes. Other assets acquired included intangible assets of $131.8 million. See Note 7—Goodwill and Other Intangible Assets, for additional information related to goodwill and the acquired intangibles.
The amount of sales and net earnings of CF Fertilisers UK since the acquisition date included in the consolidated statements of operations for the year ended December 31, 2015 was $208.4 million and $21.8 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

The following unaudited summary information is presented on a pro forma consolidated basis as if the CF Fertilisers UK acquisition had occurred on January 1, 2014:

	Year ended December 31,
	2015	2014
	(in millions)
Net sales	$4,676.9	$5,407.8
Net earnings attributable to common stockholders	626.2	1,519.2

The pro forma amounts include transaction costs, amortization and depreciation expense based on the estimated fair value and useful lives of intangible and tangible assets, elimination of the equity in earnings of the initial 50% equity investment in CF Fertilisers UK and related tax effects. Because the pro forma amounts assume the acquisition of CF Fertilisers UK occurred on January 1, 2014, the $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK is reflected in pro forma net earnings for the year ended December 31, 2014. The pro forma results are not necessarily indicative of the combined results had the CF Fertilisers UK acquisition been completed on January 1, 2014.
Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses (collectively, the ENA Business) of OCI N.V. (OCI). OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. The combination transaction includes OCI’s nitrogen production facility in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. The combination transaction also includes the purchase by CF Holdings or its designee of a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline project in Texas, which upon completion in 2017 will be one of the world’s largest methanol facilities.
Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. OCI will contribute the entities holding the ENA Business (other than the Natgasoline project) to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The consideration for the 45% interest in Natgasoline is $517.5 million in cash. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration.
The transaction is expected to close in mid-2016, subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other closing conditions. The consummation of the Natgasoline portion of the transaction is subject to conditions that are in addition to the conditions to which the consummation of the portion of the transaction involving the ENA Business other than the Natgasoline project is subject, and the consummation of the Natgasoline portion of the transaction is not a condition to consummation of the portion of the transaction involving the ENA Business other than the Natgasoline project. New CF will operate under a name to be determined by CF Holdings and be led by our existing management.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Industries Holdings, Inc. obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the Combination Agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement for additional information.

CF INDUSTRIES HOLDINGS, INC.

Sale of Equity Method Investments
During the second quarter of 2015, we sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas and our 50% ownership interest in KEYTRADE AG (Keytrade). See Note 8—Equity Method Investments for additional information.
Phosphate Disposition
On March 17, 2014, we sold our phosphate mining and manufacturing business to Mosaic pursuant to the terms of the definitive transaction agreement executed in October 2013, among the Company, CF Industries and Mosaic, for approximately $1.4 billion in cash. We recognized pre-tax and after-tax gains on the transaction of $750.1 million and $462.8 million, respectively. Under the terms of the definitive transaction agreement, the accounts receivable and accounts payable pertaining to the phosphate mining and manufacturing business and certain phosphate inventory held in distribution facilities were not sold to Mosaic in the transaction and were settled in the ordinary course.
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
5.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$699.9	$1,390.3	$1,464.6
Basic earnings per common share(1):
Weighted-average common shares outstanding	235.3	255.9	294.4
Net earnings attributable to common stockholders	$2.97	$5.43	$4.97
Diluted earnings per common share(1):
Weighted-average common shares outstanding	235.3	255.9	294.4
Dilutive common shares—stock options	0.8	0.8	1.6
Diluted weighted-average shares outstanding	236.1	256.7	296.0
Net earnings attributable to common stockholders	$2.96	$5.42	$4.95
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, anti-dilutive stock options were insignificant.

CF INDUSTRIES HOLDINGS, INC.

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2015	2014
	(in millions)
Land	$68.1	$48.4
Machinery and equipment	7,347.6	5,268.7
Buildings and improvements	270.9	160.7
Construction in progress(1)	3,626.6	2,559.0
	11,313.2	8,036.8
Less: Accumulated depreciation and amortization	2,774.2	2,511.0
	$8,539.0	$5,525.8
_______________________________________________________________________________

(1)
As of December 31, 2015 and 2014, we had construction in progress that was accrued but unpaid of $543.3 million and $279.0 million, respectively. These amounts included accruals related to our capacity expansion projects of $471.1 million and $244.3 million as of December 31, 2015 and 2014, respectively.

Depreciation, depletion and amortization related to property, plant and equipment was $444.4 million, $360.5 million and $373.9 million in 2015, 2014 and 2013, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Net capitalized turnaround costs at beginning of the year	$153.2	$119.8	$82.1
Additions	134.9	88.3	78.6
Depreciation	(65.4)	(53.9)	(40.8)
Effect of exchange rate changes	(2.6)	(1.0)	(0.1)
Net capitalized turnaround costs at end of the year	$220.1	$153.2	$119.8
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

CF INDUSTRIES HOLDINGS, INC.

7.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2015 and 2014:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2014	$578.7	$829.6	$577.0	$68.9	$38.6	$2,092.8
Acquisition of CF Fertilisers UK(1)	10.5	—	—	271.0	38.6	320.1
Effect of exchange rate changes	(1.9)	(1.8)	(1.3)	(15.6)	(2.2)	(22.8)
Balance as of December 31, 2015	$587.3	$827.8	$575.7	$324.3	$75.0	$2,390.1
_______________________________________________________________________________
(1) The acquisition on July 31, 2015 of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us resulted in goodwill of $320.1 million. See Note 4—Acquisitions and Divestitures and Note 8—Equity Method Investments for additional information.
Amounts presented in the above table as of December 31, 2014 have been restated to reflect goodwill of $68.9 million that was allocated from the Other segment to the AN segment, the new reportable segment that was created in 2015. See Note 21—Segment Disclosures for further information. The fair value of each reporting unit exceeded its carrying value; thus, no impairment was recorded.
Our identifiable intangibles and carrying values are shown below and are presented in noncurrent other assets on our consolidated balance sheets.

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$139.5	$(17.9)	$121.6	$50.0	$(13.2)	$36.8
TerraCair brand	10.0	(10.0)	—	10.0	(5.0)	5.0
Trade names	34.8	(0.7)	34.1	—	—	—
Total intangible assets	$184.3	$(28.6)	$155.7	$60.0	$(18.2)	$41.8
Included in the table above are definite-lived intangible assets of $131.8 million identified in connection with the July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. CF Fertilisers UK's intangible assets are being amortized over a remaining period of approximately 20 years.
Amortization expense of our identifiable intangibles was $10.4 million, $4.0 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. In early 2015, management approved a plan to discontinue the use of the TerraCair brand in the sale of DEF. Based on the discontinuation of the use of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2016	$9.0
2017	9.0
2018	9.0
2019	9.0
2020	9.0

CF INDUSTRIES HOLDINGS, INC.

8.   Equity Method Investments
In 2015, Company management approved certain plans to focus its portfolio of equity method investments, including the following actions, which are further described below.

•	In the second quarter of 2015, we sold our 50% ownership interest in an ammonia storage joint venture in Houston, Texas. See Operating Equity Method Investments, below.

•
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. CF Fertilisers UK is now wholly owned by us. See Note 4—Acquisitions and Divestitures, and see Non-Operating Equity Method Investments, below.

•	In the second quarter of 2015, we sold our 50% ownership interest in KEYTRADE AG (Keytrade). See Non-Operating Equity Method Investments, below.
Equity method investments consist of the following:

	December 31,
	2015	2014
	(in millions)
Operating equity method investments	$297.8	$377.6
Non-operating equity method investments	—	483.9
Investments in and advances to affiliates	$297.8	$861.5
Operating Equity Method Investments
As of December 31, 2015, our remaining equity method investment was a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
Our equity in earnings of operating affiliates are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Equity in earnings of operating affiliates:
PLNL(1)	$(36.2)	$37.6	$34.6
Ammonia storage joint venture	1.2	5.5	7.1
Total equity in earnings of operating affiliates	$(35.0)	$43.1	$41.7
______________________________________________________________________________
(1)    Equity in earnings of operating affiliates in 2015 includes an impairment of our equity method investment in PLNL of $61.9 million. In the fourth quarter of 2015, we determined the carrying value of our equity method investment in PLNL exceeded fair value. This was primarily due to ongoing natural gas curtailments impacting the results of operations of PLNL and the current expectation that these curtailments will continue into the future. No impairment was recognized in 2014 or 2013 related to this investment.
The total carrying value of our equity method investment in PLNL as of December 31, 2015 was $218.0 million more than our share of PLNL's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects primarily the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 18 years and 3 years, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization and impairment of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $121.5 million, $141.1 million and $151.0 million in 2015, 2014 and 2013, respectively.

CF INDUSTRIES HOLDINGS, INC.

Non-Operating Equity Method Investments
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570.4 million, and CF Fertilisers UK became wholly owned by us. We recorded a gain of $94.4 million on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. The earnings in CF Fertilisers UK have been permanently reinvested; therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment to fair value does not include the recognition of tax expense on the gain. See Note 4—Acquisitions and Divestitures for additional information.
During the second quarter of 2015, we sold our 50% ownership interest in Keytrade. As a result, our equity in earnings of non-operating affiliates includes our equity in earnings of Keytrade through the date of the sale.
Our equity in earnings of non-operating affiliates—net of taxes are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Equity in earnings of non-operating affiliates—net of taxes:
CF Fertilisers UK(1)	$107.2	$19.7	$10.8
Keytrade(2)	(34.9)	2.8	(1.2)
Total equity in earnings of non-operating affiliates—net of taxes	$72.3	$22.5	$9.6
_______________________________________________________________________________
(1) Equity in earnings of non-operating affiliates—net of taxes in 2015 includes our after-tax remeasurement gain of $94.4 million, and our equity in earnings of CF Fertilisers UK from January 1, 2015 through July 31, 2015, the acquisition date.
(2) Equity in earnings of non-operating affiliates—net of taxes in 2015 includes an after-tax loss of $29.2 million (pre-tax loss of $40.1 million) resulting from the sale of our interests in Keytrade in the second quarter of 2015 and our equity in earnings of Keytrade through the date of sale.

CF INDUSTRIES HOLDINGS, INC.

9.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$70.7	$—	$—	$70.7
Cash equivalents:
U.S. and Canadian government obligations	190.3	—	—	190.3
Other debt securities	25.0	—	—	25.0
Total cash and cash equivalents	$286.0	$—	$—	$286.0
Restricted cash	22.8	—	—	22.8
Nonqualified employee benefit trusts	17.7	1.7	—	19.4

	December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71.3	$—	$—	$71.3
Cash equivalents:
U.S. and Canadian government obligations	1,916.3	—	—	1,916.3
Other debt securities	9.0	—	—	9.0
Total cash and cash equivalents	$1,996.6	$—	$—	$1,996.6
Restricted cash	86.1	—	—	86.1
Nonqualified employee benefit trusts	17.4	2.0	—	19.4
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2015 and 2014 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$215.3	$215.3	$—	$—
Restricted cash	22.8	22.8	—	—
Derivative assets	0.6	—	0.6	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(211.3)	—	(211.3)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,925.3	$1,925.3	$—	$—
Restricted cash	86.1	86.1	—	—
Derivative assets	0.5	—	0.5	—
Nonqualified employee benefit trusts	19.4	19.4	—	—
Derivative liabilities	(48.4)	—	(48.4)	—
Cash Equivalents
As of December 31, 2015 and 2014, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintain a cash account for which the use of the funds is restricted. The restricted cash account as of December 31, 2015 and 2014 was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed priced swaps, natural gas options and foreign currency forward contracts traded in the OTC markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated gas needs for future periods and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. The currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 16—Derivative Financial Instruments, for additional information.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The investments are accounted for as available-for-sale securities. The fair values of the trust assets are based on daily quoted prices in an active market, which represents the net asset values of the shares held in the trusts. These trusts are included on our consolidated balance sheets in other assets.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,592.7	$5,455.8	$4,592.5	$4,969.3
The fair values of our long-term debt were based on either quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, they are classified as Level 2 inputs.
The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.
10.   Income Taxes
The components of earnings before income taxes and equity in earnings of non-operating affiliates are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$1,030.4	$2,073.2	$2,155.4
Non-U.S.	27.2	114.1	54.3
	$1,057.6	$2,187.3	$2,209.7

The components of the income tax provision are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Current
Federal	$258.1	$645.2	$641.5
Foreign	20.1	29.8	8.6
State	38.5	79.5	70.7
	316.7	754.5	720.8
Deferred
Federal	76.4	11.7	(6.5)
Foreign	(13.3)	(8.0)	(6.7)
State	16.0	14.8	(21.1)
	79.1	18.5	(34.3)
Income tax provision	$395.8	$773.0	$686.5

CF INDUSTRIES HOLDINGS, INC.

Differences in the expected income tax provision based on statutory rates applied to earnings before income taxes and the income tax provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2015		2014		2013
	(in millions, except percentages)
Earnings before income taxes and equity in earnings of non-operating affiliates	$1,057.6		$2,187.3		$2,209.7
Expected tax at U.S. statutory rate	370.2	35.0%	765.6	35.0%	773.4	35.0%
State income taxes, net of federal	32.2	3.0%	61.7	2.8%	32.0	1.4%
Net earnings attributable to noncontrolling interest	(12.0)	(1.1)%	(16.3)	(0.8)%	(23.9)	(1.1)%
U.S. manufacturing profits deduction	(16.8)	(1.6)%	(28.4)	(1.3)%	(47.0)	(2.1)%
Foreign tax rate differential	(17.5)	(1.7)%	(40.3)	(1.8)%	(46.9)	(2.1)%
U.S. tax on foreign earnings	(0.5)	—%	9.1	0.4%	35.4	1.6%
Depletion	—	—%	(0.5)	—%	(24.2)	(1.1)%
Valuation allowance	16.1	1.5%	17.7	0.8%	26.8	1.2%
Non-deductible capital costs	17.7	1.7%	—	—%	—	—%
Federal tax settlement	—	—%	—	—%	(50.1)	(2.2)%
Other	6.4	0.6%	4.4	0.2%	11.0	0.5%
Income tax at effective rate	$395.8	37.4%	$773.0	35.3%	$686.5	31.1%
The foreign tax rate differential is impacted by the inclusion of equity earnings from our equity method investment in PLNL, a foreign operating affiliate, which are included in pre-tax earnings on an after-tax basis and the tax effect of net operating losses of a foreign subsidiary of the Company for which a valuation allowance has been recorded. In the fourth quarter of 2015, we determined the carrying value of our equity method investment in PLNL exceeded fair value and recognized an impairment of our equity method investment in PLNL of $61.9 million, which is included in the equity in earnings of operating affiliates in 2015. Our income tax provision does not include a tax benefit for the impairment of the equity investment as it does not give rise to a tax deduction. See Note 8—Equity Method Investments for additional information.
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Net operating loss carryforwards, principally in foreign jurisdictions	$100.2	$102.6
Retirement and other employee benefits	95.1	87.5
Unrealized loss on hedging derivatives	67.8	5.3
Intangible asset	60.2	84.8
Federal tax settlement	14.1	27.8
Other	111.2	102.4
	448.6	410.4
Valuation allowance	(109.2)	(115.7)
	339.4	294.7
Deferred tax liabilities:
Depreciation and amortization	(1,209.1)	(979.7)
Foreign earnings	(27.9)	(34.0)
Unrealized gain on hedging derivatives	(2.8)	—
Other	(15.8)	(15.6)
	(1,255.6)	(1,029.3)
Net deferred tax liability	$(916.2)	$(734.6)

CF INDUSTRIES HOLDINGS, INC.

A foreign subsidiary of the Company has net operating loss carryforwards of $320.3 million that are indefinitely available in the foreign jurisdiction. As the future realization of these carryforwards is not anticipated, a valuation allowance of $93.6 million has been recorded. Of this amount, $14.5 million and $17.2 million were recorded as valuation allowances for the years ended December 31, 2015 and 2014, respectively.
We consider the earnings of certain of our Canadian operating subsidiaries to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2015, we have recorded a deferred income tax liability of approximately $27 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested. As of December 31, 2015, we have approximately $830 million of indefinitely reinvested earnings related to investment in other non-U.S. subsidiaries and a joint venture, for which a deferred tax liability has not been recognized. It is not practicable to estimate the amount of such taxes.
During the fourth quarter of 2015, we adopted ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a retrospective basis. All deferred tax assets and liabilities are classified as noncurrent deferred tax liabilities in our consolidated balance sheets. Upon adoption of ASU 2015-17, current deferred tax assets of $84.0 million as of December 31, 2014 were reclassified as an offset to noncurrent deferred tax liabilities.
We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter, by Canadian tax jurisdictions for years 2006 and thereafter, and by United Kingdom tax jurisdictions for years 2014 and thereafter.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014
	(in millions)
Unrecognized tax benefits:
Beginning balance	$135.8	$103.7
Additions for tax positions taken during the current year	2.4	22.3
Additions for tax positions taken during prior years	17.4	18.3
Reductions related to lapsed statutes of limitations	(0.8)	(8.5)
Ending balance	$154.8	$135.8
Unrecognized tax benefits increased by $19.0 million and by $32.1 million for the years ended December 31, 2015 and 2014, respectively. Our effective tax rate would be affected by $112.0 million if these unrecognized tax benefits were to be recognized in the future.
Interest expense and penalties of $3.8 million, $4.0 million, and $13.6 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $27.8 million and $24.6 million are included in other liabilities as of December 31, 2015 and 2014, respectively.
On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was signed into law and applies to tax years 2015 through 2019. One of the provisions of the PATH Act permits companies to deduct 50% of their capital expenditures for federal income tax purposes in the year qualifying assets were placed into service. As a result of this provision, for the year ended December 31, 2015, we recorded a federal tax receivable of approximately $120 million that is expected to result in a tax refund and is included in prepaid income taxes on our consolidated balance sheet as of December 31, 2015. This receivable is primarily associated with the new urea plant and related offsites that were placed into service at our Donaldsonville, Louisiana complex during November of 2015.

CF INDUSTRIES HOLDINGS, INC.

During the third quarter of 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us and recognized a $94.4 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. The earnings in CF Fertilisers UK have been permanently reinvested. Therefore, the recognition of the $94.4 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain. See Note 8—Equity Method Investments for additional information.
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

Prior to April 30, 2013, CFL operated like a cooperative for Canadian income tax purposes and distributed all of its earnings as patronage dividends to its customers, including CF Industries. The patronage dividends were deductible for Canadian income tax purposes for tax years preceding April 29, 2013. As a result of the August 2, 2012 definitive agreement we entered into with Glencore International plc to acquire their interests in CFL and our April 30, 2013 acquisition of those interests, CFL is no longer permitted to deduct the dividends it distributes to CF Industries. As a result, CFL has recorded an income tax provision in the years 2013 through 2015. See Note 15—Noncontrolling Interest for further information.

CF INDUSTRIES HOLDINGS, INC.

11.   Pension and Other Postretirement Benefits
We maintain five funded pension plans—three in North America (one U.S. plan and two Canadian plans) and two in the United Kingdom (CF Fertilisers UK plans acquired by us as a result of our July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us). One of our Canadian plans is closed to new employees and the two United Kingdom plans are closed to new employees and future accruals. We also provide group medical insurance benefits to certain retirees in North America. The specific medical benefits provided to retirees vary by group and location.
Our plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans			Retiree Medical Plans
	North America		United Kingdom	North America
	December 31,		December 31,	December 31,
	2015	2014	2015	2015	2014
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$664.8	$700.7	$—	$—	$—
Acquisition of CF Fertilisers UK plans	—	—	442.5	—	—
Return on plan assets	2.7	83.4	(3.8)	—	—
Employer contributions	19.0	20.4	8.7	4.3	4.9
Plan participant contributions	0.3	0.4	—	1.0	0.4
Benefit payments	(38.5)	(128.7)	(8.4)	(5.3)	(5.3)
Foreign currency translation	(21.7)	(11.4)	(25.0)	—	—
Fair value of plan assets as of December 31	626.6	664.8	414.0	—	—
Change in benefit obligation
Benefit obligation as of January 1	(787.8)	(768.6)	—	(62.4)	(66.3)
Acquisition of CF Fertilisers UK plans	—	—	(617.7)	—	—
Curtailment gain (loss)	—	14.5	—	—	(2.0)
Special termination benefits	—	(0.3)	—	—	—
Service cost	(14.4)	(13.3)	—	(0.2)	(0.1)
Interest cost	(30.1)	(34.7)	(9.2)	(2.1)	(2.4)
Benefit payments	38.5	128.7	8.4	5.3	5.3
Foreign currency translation	21.3	11.6	34.2	0.6	0.3
Plan amendment	—	—	—	—	7.0
Plan participant contributions	(0.3)	(0.4)	—	(1.0)	(0.4)
Change in assumptions and other	37.0	(125.3)	21.6	4.2	(3.8)
Benefit obligation as of December 31	(735.8)	(787.8)	(562.7)	(55.6)	(62.4)
Funded status as of year end	$(109.2)	$(123.0)	$(148.7)	$(55.6)	$(62.4)
In the table above, the line titled "change in assumptions and other" for our pension plans primarily reflects the impact of changes in discount rates and the adoption of new mortality assumptions.
In March 2014, as a result of a reduction in plan participants due to the sale of our phosphate business, we recognized:

•	a curtailment gain for our U.S. pension plan, which resulted in a reduction of $14.5 million in our pension benefit obligation (PBO) and a corresponding increase in other comprehensive income;

•
a decrease of $7.0 million in our U.S. retiree medical benefit obligation due to a plan amendment, with a corresponding increase in other comprehensive income (included in "prior service cost" in the table below); and

•	a $2.0 million curtailment loss related to terminated vested participants in our U.S. retiree medical plan.

CF INDUSTRIES HOLDINGS, INC.

In August 2014, we communicated to certain terminated vested participants in our U.S. pension plan an option to receive a lump sum payment for their accrued benefits. For participants who elected this option, benefit payments of $90.8 million were made in December 2014 and we incurred a settlement charge of approximately $9.7 million, with a corresponding reduction in accumulated other comprehensive loss. Of the $9.7 million settlement charge, $8.7 million was reported in cost of sales and $1.0 million was reported in selling, general and administrative expenses. As a result, the PBO as of December 31, 2014 included a reduction of approximately $13.0 million (included in the line "change in assumptions and other" in the table above).
Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans			Retiree Medical Plans
	North America		United Kingdom	North America
	December 31,		December 31,	December 31,
	2015	2014	2015	2015	2014
	(in millions)
Other assets	$9.4	$3.8	$—	$—	$—
Accrued expenses	—	—	—	(5.0)	(5.2)
Other liabilities	(118.6)	(126.8)	(148.7)	(50.6)	(57.2)
	$(109.2)	$(123.0)	$(148.7)	$(55.6)	$(62.4)
Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans			Retiree Medical Plans
	North America		United Kingdom	North America
	December 31,		December 31,	December 31,
	2015	2014	2015	2015	2014
	(in millions)
Prior service cost (benefit)	$0.8	$1.2	$—	$(4.7)	$(5.9)
Net actuarial loss (gain)	87.9	107.9	(7.8)	8.3	12.9
	$88.7	$109.1	$(7.8)	$3.6	$7.0

CF INDUSTRIES HOLDINGS, INC.

Net periodic benefit cost (income) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31 included the following:

	Pension Plans				Retiree Medical Plans
	North America			United Kingdom	North America
	2015	2014	2013	2015	2015	2014	2013
	(in millions)
Service cost	$14.4	$13.3	$17.8	$—	$0.2	$0.1	$0.3
Interest cost	30.1	34.7	32.8	9.2	2.1	2.4	2.4
Expected return on plan assets	(28.6)	(35.9)	(32.6)	(9.5)	—	—	—
Settlement charge	—	9.7	—	—	—	—	—
Special termination benefits	—	0.3	—	—	—	—	—
Curtailment loss	—	—	—	—	—	2.0	—
Amortization of prior service cost (benefit)	0.1	0.2	0.2	—	(1.2)	(0.9)	0.1
Amortization of actuarial loss	5.7	1.7	10.5	—	0.5	0.3	0.6
Net periodic benefit cost (income)	21.7	24.0	28.7	(0.3)	1.6	3.9	3.4
Net actuarial (gain) loss	(11.2)	77.9	(45.4)	(8.2)	(4.2)	3.8	(0.9)
Prior service cost	—	—	—	—	—	(7.0)	—
Curtailment effects	—	(14.5)	—	—	—	—	—
Settlement effects	—	(9.7)	—	—	—	—	—
Amortization of prior service (cost) benefit	(0.1)	(0.2)	(0.2)	—	1.2	0.9	(0.1)
Amortization of actuarial loss	(5.7)	(1.7)	(10.5)	—	(0.5)	(0.3)	(0.6)
Total recognized in accumulated other comprehensive loss	(17.0)	51.8	(56.1)	(8.2)	(3.5)	(2.6)	(1.6)
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$4.7	$75.8	$(27.4)	$(8.5)	$(1.9)	$1.3	$1.8

Amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
Prior service cost (benefit)	$0.1	$—	$(1.2)
Net actuarial loss	0.9	—	—

CF INDUSTRIES HOLDINGS, INC.

The accumulated benefit obligation in aggregate for the defined benefit pension plans in North America was approximately $688.2 million and $727.6 million as of December 31, 2015 and December 31, 2014, respectively. The accumulated benefit obligation in aggregate for the defined benefit pension plans in the United Kingdom was approximately $562.7 million as of December 31, 2015.

The following table presents aggregated information for individual defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	North America		United Kingdom
	2015	2014	2015
	(in millions)
Accumulated benefit obligation	$(585.9)	$(610.3)	$(562.7)
Fair value of plan assets	505.7	536.0	414.0

The following table presents aggregated information for individual defined benefit pension plans with a projected benefit obligation in excess of plan assets as of December 31:

	North America		United Kingdom
	2015	2014	2015
	(in millions)
Projected benefit obligation	$(679.1)	$(719.2)	$(562.7)
Fair value of plan assets	560.6	592.4	414.0

Our pension funding policy in North America is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate. Actual contributions may vary from estimated amounts depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.
In accordance with United Kingdom pension legislation, our United Kingdom pension funding policy is to contribute amounts sufficient to meet the funding level target agreed between the employer and the trustees of the United Kingdom plans.  Actual contributions are usually agreed with the plan trustees in connection with each triennial valuation and may vary following each such review depending on changes in assumptions, actual returns on plan assets, changes in regulatory requirements and funding decisions.
Our consolidated pension funding contributions for 2016 are estimated to be approximately $19.2 million for North America plans and $20.6 million for United Kingdom plans.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2016	$39.7	$20.3	$5.0
2017	41.6	21.2	5.0
2018	43.1	22.0	4.9
2019	44.3	22.8	4.8
2020	45.3	24.3	4.7
2021-2025	241.1	131.2	17.2

CF INDUSTRIES HOLDINGS, INC.

The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans				Retiree Medical Plans
	North America			United Kingdom	North America
	2015	2014	2013	2015	2015	2014	2013
Weighted-average discount rate—obligation	4.3%	4.0%	4.8%	3.8%	3.9%	3.6%	4.2%
Weighted-average discount rate—expense	4.0%	4.8%	4.0%	3.7%	3.6%	4.2%	3.3%
Weighted-average rate of increase in future compensation	4.3%	4.3%	3.9%	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	4.8%	5.5%	5.1%	5.4%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.1%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.1%	n/a	n/a	n/a
The discount rates for all plans are developed by plan using spot rates derived from a yield curve of high quality (AA rated or better) fixed income debt securities as of the year-end measurement date to calculate discounted cash flows (the projected benefit obligation) and solving for a single equivalent discount rate that produces the same projected benefit obligation. In determining our benefit obligation, we use the actuarial present value of the vested benefits to which each eligible employee is currently entitled, based on the employee’s expected date of separation or retirement.
The expected long-term rate of return on assets in our North America plans is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2016, our weighted-average expected long-term rate of return on assets is 4.9%.
The expected long-term rate of return on assets in our United Kingdom plans is based on the expected long-term performance of the underlying investments, adjusted for investment managers' fees. As of January 1, 2016, our weighted-average expected long-term rate of return on assets is 5.2%.
The retail price index in the United Kingdom plans is developed using the Bank of England implied retail price inflation curve based on the difference between yields on fixed interest and index-linked gilts adjusted for an inflation risk premium.
For the measurement of the benefit obligation at December 31, 2015 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.25% increase in 2016, followed by a gradual decline in increases to 4.5% for 2024 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 9.0% increase in 2016, followed by a gradual decline in increases to 4.5% for 2024 and thereafter.
For the measurement of the benefit obligation at December 31, 2014 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.25% increase in 2015, followed by a gradual decline in increases to 5.0% for 2024 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 6.75% increase in 2015, followed by a gradual decline in increases to 5.0% for 2022 and thereafter.
A one-percentage point change in the assumed health care cost trend rate of our primary (U.S.) retiree medical benefit plans as of December 31, 2015 would have the following effects on our retiree medical benefit plans:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2015	$0.3	$(0.2)
Effect on benefit obligation as of December 31, 2015	6.0	(5.0)

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

CF INDUSTRIES HOLDINGS, INC.

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
The pension assets in the United Kingdom plans are each administered by a Board of Trustees consisting of employer nominated trustees, member nominated trustees and an independent trustee. Trustees may be appointed or removed by the Company, provided the Company fulfills its obligation to have at least one third of the Board of Trustees as member nominated. It is the responsibility of the trustees to ensure prudent management and investment of the assets in the plans. The trustees meet on a quarterly basis to review and discuss fund performance and other administrative matters.
The trustees’ investment objectives are to hold assets that will achieve returns in excess of expected returns used in the valuation of each plan’s liability without exposing the plans to unacceptable risk. This is accomplished through the asset allocation strategy of each plan. For both plans, if the asset allocation moves more than plus or minus 5% from the benchmark allocation, the trustees may decide to amend the asset allocation. At a minimum, the trustees review the investment strategy and every triennial actuarial valuation to ensure that the strategy remains consistent with its funding principles. The trustees may review the strategy more frequently if opportunities arise to reduce risk within the investments without jeopardizing the funding position.
Assets of the United Kingdom plans are invested in externally managed pooled funds. The target asset allocation for the United Kingdom Terra plan is 55% actively managed target return funds, 30% actively and passively managed bond and gilt funds and 15% actively managed property funds. The target asset allocation for the United Kingdom Kemira plan is 50% actively managed target return funds, 45% actively and passively managed bond and gilt funds and 5% in an actively managed property fund. The target return funds diversify assets across multiple asset classes (which may include, among others, traditional equities and bonds) and make use of derivatives. The bond and gilt funds generally invest in fixed income debt securities including government bonds, gilts, high yield and emerging market bonds, and investment grade corporate bonds and can make use of derivatives. The property funds are invested predominately in freehold and leasehold property. All of the funds are valued at net asset value (NAV) as determined by the fund manager based on the value of the underlying net assets of the fund. No adjustments have been made to NAV.

CF INDUSTRIES HOLDINGS, INC.

The fair values of our pension plan assets as of December 31, 2015 and 2014, by major asset class, are as follows:

	December 31, 2015
	North America
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$32.3	$32.3	$—	$—
Equity mutual funds
Index equity(2)	102.9	102.9	—	—
Fixed income
U.S. Treasury bonds and notes(3)	10.7	10.7	—	—
Corporate bonds and notes(4)	337.8	—	337.8	—
Government and agency securities(5)	21.7	—	21.7	—
Other(6)	1.8	—	1.8	—
Total assets at fair value by fair value levels	$507.2	$145.9	$361.3	$—
Assets measured at net asset value (NAV)
Equity pooled mutual funds(7)	38.8
Fixed income pooled mutual funds(8)	82.0
Total assets measured at NAV as a practical expedient(13)	120.8
Total assets at fair value	628.0
Accruals and payables—net	(1.4)
Total assets	$626.6

	December 31, 2015
	United Kingdom
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$3.0	$3.0	$—	$—
Total assets at fair value by fair value levels	$3.0	$3.0	$—	$—
Assets measured at NAV
Pooled target return funds(9)	216.3
Fixed income
Pooled UK government index-linked securities(10)	26.0
Pooled global fixed income funds(11)	126.8
Pooled property funds(12)	41.9
Total assets measured at NAV as a practical expedient(13)	411.0
Total assets at fair value	414.0
Accruals and payables—net	—
Total assets	$414.0

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2014
	North America
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$26.0	$26.0	$—	$—
Equity mutual funds
Index equity(2)	102.8	102.8	—	—
Fixed income
U.S. Treasury bonds and notes(3)	4.9	4.9	—	—
Corporate bonds and notes(4)	375.9	—	375.9	—
Government and agency securities(5)	26.0	—	26.0	—
Other(6)	2.1	—	2.1	—
Total assets at fair value by fair value levels	$537.7	$133.7	$404.0	$—
Assets measured at NAV
Equity pooled mutual funds(7)	44.0
Fixed income pooled mutual funds(8)	86.9
Total assets measured at NAV as a practical expedient(13)	130.9
Total assets at fair value	668.6
Accruals and payables—net	(3.8)
Total assets	$664.8
_______________________________________________________________________________

(1)	Cash and cash equivalents are primarily short-term money market funds and short-term federal home loan discount notes.

(2)
The index equity funds are mutual funds that utilize a passively managed investment approach designed to track specific equity indices. They are valued at quoted market prices in an active market, which represent the net asset values of the shares held by the plan.

(3)	U.S. Treasury bonds and notes are valued based on quoted market prices in an active market and are classified as Level 1 investments.

(4)
Corporate bonds and notes, including private placement securities, are valued by institutional bond pricing services, which gather information from market sources and integrate credit information, observed market movements and sector news into their pricing applications and models.

(5)
Government and agency securities consist of municipal bonds that are valued by institutional bond pricing services, which gather information on current trading activity, market movements, trends, and specific data on specialty issues.

(6)	Other includes primarily mortgage-backed and asset-backed securities, which are valued through pricing models of reputable third party sources based on market data.

(7)	The equity pooled mutual funds consist of pooled funds that invest in common stock and other equity securities that are traded on U.S., Canadian, and foreign markets.

(8)	The fixed income pooled mutual funds invest in investment-grade corporate debt, various governmental debt obligations, and mortgage-backed securities with varying maturities.

(9)	Pooled target return funds invest in a broad array of asset classes and a range of diversifiers including the use of derivatives.

(10)	Pooled United Kingdom government index-linked funds invest primarily in United Kingdom government index-linked gilt securities.

(11)	Pooled global fixed income funds invest primarily in government bonds, investment grade corporate bonds, high yield and emerging market bonds and can make use of derivatives.

CF INDUSTRIES HOLDINGS, INC.

(12)	Pooled property funds invest primarily in freehold and leasehold property in the United Kingdom.

(13)	These funds are valued using NAV as a practical expedient. NAV is determined by the fund managers based on the value of the underlying net assets of the fund.
We have defined contribution plans covering substantially all employees in North America and the United Kingdom. In North America, depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. Qualified employees in the United Kingdom receive company contributions based on a percentage of base salary that are greater than employee contributions up to specified limits. As of January 1, 2013, we adopted amendments to our U.S. qualified defined contribution plans to combine them into a single plan. In 2015, 2014 and 2013, we recognized expense related to company contributions to the defined contribution plans of $13.8 million, $12.3 million, and $13.1 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $2.5 million and $18.7 million as of December 31, 2015 and $2.5 million and $19.8 million as of December 31, 2014, respectively. We recognized expense for these plans of $1.9 million, $5.1 million and $2.0 million in 2015, 2014 and 2013, respectively. The expense recognized in 2014 includes a settlement charge of $3.4 million.
12.   Financing Agreements
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, the Revolving Credit Agreement) providing for a revolving credit facility of up to $2.0 billion with a maturity of September 18, 2020. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. Following the date of the closing of the transactions contemplated by the Combination Agreement (the Combination Agreement Closing Date), New CF would be required to be a borrower and a guarantor under the Revolving Credit Agreement, at which time CF Industries would cease to be a borrower under the Revolving Credit Agreement. CF Industries or, following the Combination Agreement Closing Date, New CF, may designate as borrowers one or more wholly-owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, Euro and Sterling, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ (or, after the consummation of the transactions contemplated by the Combination Agreement on the Combination Agreement Closing Date, New CF’s) credit rating at the time.
Certain of CF Holdings’ U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Bridge Credit Agreement (as defined below).
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not greater than 3.75 to 1.00.
The Revolving Credit Agreement contains events of default (with notice requirements and cure periods, as applicable) customary for a financing of this type, including, but not limited to, non-payment of principal, interest or fees; inaccuracy of representations and warranties in any material respect; and failure to comply with specified covenants. Upon the occurrence and during the continuance of an event of default under the Revolving Credit Agreement and after any applicable cure period, subject to specified exceptions, the administrative agent may, and at the request of the requisite lenders is required to, accelerate the loans under the Revolving Credit Agreement or terminate the lenders’ commitments under the Revolving Credit Agreement.

CF INDUSTRIES HOLDINGS, INC.

As of December 31, 2015, we had excess borrowing capacity under the Revolving Credit Agreement of $1,995.1 million (net of outstanding letters of credit of $4.9 million), and there were no borrowings outstanding as of December 31, 2015 or 2014. Maximum borrowings during the year ended December 31, 2015 were $367.0 million with a weighted-average annual interest rate of 1.47%. There were no borrowings during the years ended December 31, 2014 and 2013.
CF Fertilisers UK Credit Agreement
CF Fertilisers UK Group Limited as borrower and CF Fertilisers UK Limited as guarantor entered into a £40.0 million senior unsecured credit agreement, dated October 1, 2012 (the CF Fertilisers UK Credit Agreement), which provided for a revolving credit facility of up to £40.0 million with a maturity of five years. On December 8, 2015, the CF Fertilisers UK Credit Agreement was canceled. There were no borrowings outstanding under the CF Fertilisers UK Credit Agreement as of its cancellation or any time during the year ended December 31, 2015.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2015 and 2014 consisted of the following unsecured senior notes:

	December 31,
	2015	2014
	(in millions)
Public Senior Notes:
6.875% due 2018	$800.0	$800.0
7.125% due 2020	800.0	800.0
3.450% due 2023	749.4	749.4
5.150% due 2034	746.3	746.2
4.950% due 2043	748.8	748.8
5.375% due 2044	748.2	748.1
Private Senior Notes:
4.490% due 2022	250.0	—
4.930% due 2025	500.0	—
5.030% due 2027	250.0	—
	5,592.7	4,592.5
Less: Current portion	—	—
Net long-term debt	$5,592.7	$4,592.5

Public Senior Notes
On April 23, 2010, CF Industries issued $800 million aggregate principal amount of 6.875% senior notes due May 1, 2018 and $800 million aggregate principal amount of 7.125% senior notes due May 1, 2020 (the 2018/2020 Public Senior Notes). Interest on the 2018/2020 Public Senior Notes is paid semiannually on May 1 and November 1 and the 2018/2020 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. As of December 31, 2015, the carrying value of the 2018/2020 Public Senior Notes was $1.60 billion and the fair value was approximately $1.78 billion.
On May 23, 2013, CF Industries issued $750 million aggregate principal amount of 3.450% senior notes due June 1, 2023 and $750 million aggregate principal amount of 4.950% senior notes due June 1, 2043 (the 2023/2043 Public Senior Notes). Interest on the 2023/2043 Public Senior Notes is paid semiannually on June 1 and December 1 and the 2023/2043 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds from the issuance and sale of the 2023/2043 Public Senior Notes, after deducting underwriting discounts and offering expenses, of approximately $1.48 billion. As of December 31, 2015, the carrying value of the 2023/2043 Public Senior Notes was approximately $1.50 billion and the fair value was approximately $1.34 billion.
On March 11, 2014, CF Industries issued $750 million aggregate principal amount of 5.150% senior notes due March 15, 2034 and $750 million aggregate principal amount of 5.375% senior notes due March 15, 2044 (the 2034/2044 Public Senior

CF INDUSTRIES HOLDINGS, INC.

Notes). Interest on the 2034/2044 Public Senior Notes is paid semiannually on March 15 and September 15 and the 2034/2044 Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. We received net proceeds of $1.48 billion from the issuance and sale of the 2034/2044 Public Senior Notes, after deducting underwriting discounts and offering expenses. As of December 31, 2015, the carrying value of the 2034/2044 Public Senior Notes was approximately $1.49 billion and the fair value was approximately $1.35 billion.
Under the indentures (including the applicable supplemental indentures) governing the 2018/2020 Public Senior Notes, the 2023/2043 Public Senior Notes and the 2034/2044 Public Senior Notes (collectively, the Public Senior Notes), each series of the Public Senior Notes is guaranteed by CF Holdings. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of ours, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the 2023/2043 Public Senior Notes and 2034/2044 Public Senior Notes following the repayment of the 2018/2020 Public Senior Notes or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the 2018/2020 Public Senior Notes.
Private Senior Notes
On September 24, 2015, CF Industries issued in a private placement $250.0 million aggregate principal amount of 4.49% senior notes due October 15, 2022, $500.0 million aggregate principal amount of 4.93% senior notes due October 15, 2025 and $250.0 million aggregate principal amount of 5.03% senior notes due October 15, 2027 (the Private Senior Notes). CF Industries received proceeds of $1.0 billion from the issuance and sale of the Private Senior Notes. The Private Senior Notes are governed by the terms of a note purchase agreement (as amended, the Note Purchase Agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually on April 15 and October 15.
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
All obligations under the Note Purchase Agreement are unsecured. On and after the Combination Agreement Closing Date, New CF would be required to guarantee the obligations under the Note Purchase Agreement. In addition, certain of the Company’s U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and the Company’s material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Note Purchase Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of the Company, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of the Company, CF Industries or New CF.
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not greater than 3.75 to 1.00.
The Note Purchase Agreement contains events of default (with notice requirements and cure periods, as applicable) customary for a financing of this type, including, but not limited to, non-payment of principal, make-whole amounts, or interest; inaccuracy of representations and warranties in any material respect; and failure to comply with specified covenants. Upon the occurrence and during the continuance of an event of default under the Note Purchase Agreement and after any applicable cure period, subject to specified exceptions, the holder or holders of more than 50% in principal amount of the Private Senior Notes outstanding may declare all the Private Senior Notes then outstanding due and payable.

CF INDUSTRIES HOLDINGS, INC.

As of December 31, 2015, the carrying value of the Private Senior Notes was $1.0 billion and the fair value was approximately $0.99 billion.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings’ proposed combination with the ENA Business of OCI (see Note 4—Acquisitions and Divestitures for additional information), CF Holdings, as a guarantor, and CF Industries, as the tranche A borrower, entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). On the tranche B closing date, as defined in the Bridge Credit Agreement, New CF would become a party to the Bridge Credit Agreement as the tranche B borrower. The tranche B closing date would occur upon the satisfaction of specified conditions, including the occurrence of the closing under the Combination Agreement.
The Bridge Credit Agreement (1) provided for a single borrowing of a tranche A bridge loan of up to $1.0 billion that would have been used by CF Industries first to reduce amounts outstanding, if any, under the Revolving Credit Agreement and then for general corporate purposes; and (2) provides for a single borrowing of a tranche B bridge loan of up to $3.0 billion that may be used by New CF to pay the cash portion, if any, of the purchase price for specified equity interests to be acquired pursuant to the Combination Agreement; to consummate the refinancing of specified debt in connection with the transactions contemplated by the Combination Agreement; to pay fees and expenses in connection with the transactions contemplated by the Bridge Credit Agreement and the Combination Agreement; and in an amount of up to $1.3 billion for general corporate purposes.
The obligations of the lenders to fund the tranche A bridge loan under the Bridge Credit Agreement automatically terminated on September 24, 2015 in connection with the issuance of the Private Senior Notes. The obligations of the lenders to fund the tranche B bridge loan under the Bridge Credit Agreement are subject to customary limited conditionality and expire on August 6, 2016 (or no later than November 6, 2016, if extended pursuant to the terms thereof), or earlier as provided in the Bridge Credit Agreement. The tranche B bridge loan would mature on the date that is 364 days after the initial funding of such loan.
The Bridge Credit Agreement is voluntarily prepayable from time to time without premium or penalty and is mandatorily prepayable with, and the commitments thereunder will automatically be reduced by, the net cash proceeds from specified issuances of equity interests of CF Holdings and its subsidiaries and, on and after the Combination Agreement Closing Date, New CF and its subsidiaries, specified issuances or incurrences of debt by such persons and the net cash proceeds (including casualty insurance proceeds and condemnation awards) from specified dispositions of assets of such persons, with specified exceptions, including a right to reinvest such proceeds or awards in assets used or useful in the business of such persons and their subsidiaries. Commitments under the Bridge Credit Agreement will also be reduced by the amount of commitments under certain designated term loan facilities and by the amount of any specified debt as to which, on or prior to the tranche B closing date, arrangements have been made to permit such debt to remain outstanding in accordance with its terms or permanent repayment or termination has been effected by OCI and its affiliates.
Borrowings under the Bridge Credit Agreement will be denominated in dollars and bear interest at a per annum rate equal to an applicable LIBOR rate or base rate plus, in either case, a specified margin that depends on CF Holdings’ (or, after the consummation of the transactions contemplated by the Combination Agreement on the Combination Agreement Closing Date, New CF’s) credit rating at the time and that will increase by a specified amount every 90 days commencing with the 90th day after the date of the initial funding of the tranche B bridge loan through the date that is 270 days after the date of such initial funding. CF Industries is required to pay an undrawn commitment fee equal to 0.15% of the undrawn portion of the commitments under the Bridge Credit Agreement. CF Industries and New CF will also be required to pay duration fees ranging from 0.50% to 1.00% at specified intervals following the funding of the tranche B bridge loan.
Currently, CF Holdings and CF Industries are the only guarantors of the obligations under the Bridge Credit Agreement. Certain of CF Holdings’ U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ material wholly-owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Bridge Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Revolving Credit Agreement.
The representations, warranties, events of default and covenants contained in the Bridge Credit Agreement are substantially similar to those contained in the Revolving Credit Agreement.

CF INDUSTRIES HOLDINGS, INC.

13. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Interest on borrowings(1)	$267.4	$238.3	$150.6
Fees on financing agreements(1)(2)	16.8	10.6	15.4
Interest on tax liabilities	3.5	3.5	12.9
Interest capitalized	(154.5)	(74.2)	(26.7)
Interest expense	$133.2	$178.2	$152.2
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

(2)
Fees on financing agreements for the year ended December 31, 2015 includes $5.9 million of accelerated amortization of deferred fees related to the termination in September 2015 of the tranche A commitment under the Bridge Credit Agreement.

14.   Other Operating—Net
Details of other operating—net are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Loss on disposal of property, plant and equipment—net	$21.4	$3.7	$5.6
Expansion project costs	51.3	30.7	10.8
Loss (gain) on foreign currency derivatives	21.6	38.4	(20.8)
Gain on foreign currency transactions	(7.5)	(14.9)	(13.5)
Closed facilities costs	—	0.8	4.0
Other	5.5	(5.4)	(1.9)
Other operating loss (income)—net	$92.3	$53.3	$(15.8)
Expansion project costs that did not qualify for capitalization include amounts related to administrative and consulting services for our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana.

CF INDUSTRIES HOLDINGS, INC.

15.     Noncontrolling Interest
Terra Nitrogen Company, L.P. (TNCLP)
TNCLP is a master limited partnership (MLP) that owns a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership are recorded in noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the earnings and equity of TNCLP. An affiliate of CF Industries is required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In each of the applicable quarters of 2015, 2014 and 2013, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2015, 2014 and 2013 were $116.4 million, $139.4 million and $200.6 million, respectively.
As of December 31, 2015, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly-owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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
In 2012, we entered into agreements to acquire the noncontrolling interests in CFL for C$0.9 billion, which included 34% of CFL's common and preferred shares owned by Viterra, the product purchase agreement between CFL and Viterra and the CFL common shares held by GROWMARK, Inc. and La Coop fédérée. In April 2013, we completed the acquisitions. Since CFL was previously a consolidated variable interest entity, the purchase price was recognized as follows: a $0.8 billion reduction in paid-in capital; a $0.1 billion deferred tax asset; and the removal of the CFL noncontrolling interest because CFL became a wholly-owned subsidiary.

CF INDUSTRIES HOLDINGS, INC.

A reconciliation of the beginning and ending balances of noncontrolling interest and distributions payable to the noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2015	2014	2013
	TNCLP	TNCLP	CFL	TNCLP	Total
	(in millions)
Noncontrolling interest:
Beginning balance	$362.8	$362.3	$17.4	$362.6	$380.0
Earnings attributable to noncontrolling interest	34.2	46.5	2.3	65.9	68.2
Declaration of distributions payable	(45.0)	(46.0)	(2.3)	(66.2)	(68.5)
Acquisitions of noncontrolling interests in CFL	—	—	(16.8)	—	(16.8)
Effect of exchange rate changes	—	—	(0.6)	—	(0.6)
Ending balance	$352.0	$362.8	$—	$362.3	$362.3
Distributions payable to noncontrolling interest:
Beginning balance	$—	$—	$5.3	$—	$5.3
Declaration of distributions payable	45.0	46.0	2.3	66.2	68.5
Distributions to noncontrolling interest	(45.0)	(46.0)	(7.5)	(66.2)	(73.7)
Effect of exchange rate changes	—	—	(0.1)	—	(0.1)
Ending balance	$—	$—	$—	$—	$—
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
Currently, no federal income taxes are paid by TNCLP due to its MLP status. Partnerships are generally not subject to federal income tax, although publicly-traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the Code), and the partnership is not required to register as an investment company under the Investment Company Act of 1940. Any change in the tax treatment of income from fertilizer-related activities as qualifying income could cause TNCLP to be treated as a corporation for federal income tax purposes. If TNCLP were taxed as a corporation, under current law, due to its current ownership interest, CF Industries would qualify for a partial dividends received deduction on the dividends received from TNCLP. Therefore, we would not expect a change in the tax treatment of TNCLP to have a material impact on the consolidated financial condition or results of operations of CF Holdings.
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

CF INDUSTRIES HOLDINGS, INC.

16.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments covering periods through the end of 2018. The derivatives that we use are primarily fixed price swaps and options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We entered into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings.
As of December 31, 2015 and 2014, we had open natural gas derivative contracts for 431.5 million MMBtus and 58.7 million MMBtus, respectively. For the year ended December 31, 2015, we used derivatives to cover approximately 64% of our natural gas consumption.
Foreign Currency Exchange Rates
In the fourth quarter of 2012, our Board of Directors authorized a project to construct new ammonia and urea/UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. A portion of the capacity expansion project costs are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the third quarter of 2016 using foreign currency forward contracts.
As of December 31, 2015 and 2014, the notional amount of our open foreign currency derivatives was €89.0 million and €209.0 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
During the year ended December 31, 2014, we reclassified a pre-tax gain of $2.8 million from accumulated other comprehensive income (AOCI) to income as a result of the discontinuance of certain foreign currency derivatives, which were originally designated as cash flow hedges. No reclassification from AOCI to income occurred in 2015 or 2013. As of December 31, 2015 and December 31, 2014, AOCI includes $7.4 million of pre-tax gains related to the foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013, and the remaining balance in AOCI will be reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. We expect that the amounts to be reclassified within the next twelve months will be insignificant. See Note 18—Stockholders' Equity, for further information.
The effect of derivatives in our consolidated statements of operations is shown in the tables below:

	Gain (loss) recognized in OCI			Gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2015	2014	2013	Location	2015	2014	2013
	(in millions)				(in millions)
Foreign exchange contracts	$—	$—	$3.0	Other operating—net	$—	$2.8	$—

	Gain (loss) recognized in income
		Year ended December 31,
	Location	2015	2014	2013
		(in millions)
Foreign exchange contracts	Other operating—net(1)	$—	$—	$(1.8)
_______________________________________________________________________________

(1)	For foreign exchange contracts designated as cash flow hedges, the amount reported as loss recognized in income in 2013 represents the amount excluded from hedge effectiveness.

CF INDUSTRIES HOLDINGS, INC.

	Unrealized gain (loss) recognized in income
		Year ended December 31,
Derivatives not designated as hedges	Location	2015	2014	2013
		(in millions)
Natural gas derivatives	Cost of sales	$(176.3)	$(79.5)	$52.9
Foreign exchange contracts	Other operating—net	22.4	(43.6)	14.8
Unrealized (losses) gains recognized in income		$(153.9)	$(123.1)	$67.7

	Gain (loss) in income
	Year ended December 31,
All Derivatives	2015	2014	2013
	(in millions)
Unrealized (losses) gains
Derivatives not designated as hedges	$(153.9)	$(123.1)	$67.7
Cash flow hedge ineffectiveness	—	—	(1.8)
Total unrealized (losses) gains	(153.9)	(123.1)	65.9
Realized (losses) gains	(114.2)	64.2	1.8
Net derivative (losses) gains	$(268.1)	$(58.9)	$67.7

The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2015 and 2014, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2015	2014		2015	2014
		(in millions)			(in millions)
Foreign exchange contracts	Other current assets	$0.5	$—	Other current liabilities	$(0.6)	$(22.4)
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	0.1	0.5	Other current liabilities	(129.9)	(26.0)
Natural gas derivatives	Other assets	—	—	Other liabilities	(80.8)	—
Total derivatives		$0.6	$0.5		$(211.3)	$(48.4)
Current / Noncurrent totals
	Other current assets	$0.6	$0.5	Other current liabilities	$(130.5)	$(48.4)
	Other assets	—	—	Other liabilities	(80.8)	—
Total derivatives		$0.6	$0.5		$(211.3)	$(48.4)
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

CF INDUSTRIES HOLDINGS, INC.

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

Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. As of December 31, 2015 and 2014, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $211.3 million and $47.1 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both December 31, 2015 and 2014, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2015 and 2014:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2015
Total derivative assets	$0.6	$0.6	$—	$—
Total derivative liabilities	211.3	0.6	—	210.7
Net derivative liabilities	$(210.7)	$—	$—	$(210.7)
December 31, 2014
Total derivative assets	$0.5	$0.5	$—	$—
Total derivative liabilities	48.4	0.5	—	47.9
Net derivative liabilities	$(47.9)	$—	$—	$(47.9)
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

CF INDUSTRIES HOLDINGS, INC.

17.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2015	2014
	(in millions)
Trade	$210.2	$185.7
Other	57.0	5.8
	$267.2	$191.5
Trade accounts receivable is net of an allowance for doubtful accounts of $2.9 million and $0.4 million as of December 31, 2015 and 2014, respectively.
Inventories
Inventories consist of the following:

	December 31,
	2015	2014
	(in millions)
Finished goods	$286.1	$179.5
Raw materials, spare parts and supplies	35.1	23.4
	$321.2	$202.9

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2015	2014
	(in millions)
Accounts payable	$96.6	$65.8
Capacity expansion project costs	416.3	195.3
Accrued natural gas costs	70.0	96.9
Payroll and employee-related costs	48.8	47.3
Accrued interest	60.0	46.9
Accrued share repurchase	—	29.1
Other	226.0	108.6
	$917.7	$589.9
Capacity expansion project costs include the capital expenditures invested in the capacity expansion projects.
Payroll and employee-related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes.
Accrued interest includes interest payable on our outstanding unsecured senior notes. For further details, see Note 12—Financing Agreements.
Other includes accrued utilities, property taxes, sales incentives and other credits, accrued litigation settlement costs, accrued transaction costs, maintenance and professional services.

CF INDUSTRIES HOLDINGS, INC.

Other Current Liabilities
Other current liabilities consist of unrealized losses on derivatives amounting to $130.5 million and $48.4 million as of December 31, 2015 and 2014, respectively. For further details, see Note 16—Derivative Financial Instruments.

Other Liabilities
Other liabilities consist of the following:

	December 31,
	2015	2014
	(in millions)
Benefit plans and deferred compensation	$343.4	$209.8
Tax-related liabilities	117.9	95.8
Unrealized losses on derivatives	80.8	—
Capacity expansion project costs	54.8	49.0
Environmental and related costs	6.6	3.6
Other	24.1	16.7
	$627.6	$374.9
Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans (see Note 11—Pension and Other Postretirement Benefits).
Capacity expansion project costs consist of amounts due to contractors that will be paid upon completion of the project in accordance with the related contract terms.

CF INDUSTRIES HOLDINGS, INC.

18.   Stockholders' Equity
Common Stock
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
In the third quarter of 2012, our Board of Directors authorized a program to repurchase up to $3.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2012 Program). The repurchases under the 2012 Program were completed in the second quarter of 2014. On August 6, 2014, our Board of Directors authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program).
The number of shares in the share repurchases and changes in common shares outstanding tables below has been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015. See Note 1—Background and Basis of Presentation for further information.
The following table summarizes the share repurchases under the 2014 Program and the 2012 Program.

	2014 Program		2012 Program
	Shares	Amounts	Shares	Amounts
	(in millions)
Shares repurchased in 2013	—	$—	36.7	$1,449.3
Shares repurchased in 2014:
First quarter	—	$—	16.0	$793.9
Second quarter	—	—	15.4	756.8
Third quarter	—	—	—	—
Fourth quarter	7.0	372.8	—	—
Total shares repurchased in 2014	7.0	372.8	31.4	1,550.7
Shares repurchased as of December 31, 2014	7.0	$372.8	68.1	$3,000.0
Shares repurchased in 2015:
First quarter	4.1	$236.6
Second quarter	4.5	268.1
Third quarter	0.3	22.5
Fourth quarter	—	—
Total shares repurchased in 2015	8.9	527.2
Shares repurchased as of December 31, 2015	15.9	$900.0
As of December 31, 2015 and 2014, the amount of shares repurchased that was accrued but unpaid was zero and $29.1 million, respectively.
During 2015 and 2014, we retired 10.7 million shares and 38.6 million shares of repurchased stock, respectively. As of December 31, 2015 and 2014, we held in treasury approximately 2.4 million and 4.2 million shares of repurchased stock, respectively.

CF INDUSTRIES HOLDINGS, INC.

Changes in common shares outstanding are as follows:

	Year ended December 31,
	2015	2014	2013
Beginning balance	241,673,050	279,240,970	314,753,440
Exercise of stock options	274,705	942,560	1,131,515
Issuance of restricted stock(1)	40,673	20,875	150,370
Forfeitures of restricted stock	—	(65,680)	(7,850)
Purchase of treasury shares(2)	(8,906,872)	(38,465,675)	(36,786,505)
Ending balance	233,081,556	241,673,050	279,240,970
_______________________________________________________________________________

(1)	Includes shares issued from treasury.

(2)	Includes shares withheld to pay employee tax obligations upon the vesting of restricted stock.
Stockholder Rights Plan
As of December 31, 2014, we had a stockholder rights plan intended to deter coercive or partial offers which may not provide fair value to all stockholders and to enhance our ability to represent all of our stockholders and thereby maximize stockholder value. The terms of the rights were set forth in a Rights Agreement dated as of July 21, 2005 and amended as of August 31, 2010 and March 16, 2015 between us and Computershare Inc., as successor rights agent. The rights expired on March 31, 2015 without having been exercised.

CF INDUSTRIES HOLDINGS, INC.

Preferred Stock
We are authorized to issue 50 million shares of $0.01 par value preferred stock, of which 500,000 have been designated Series A Junior Participating Preferred Stock. Our amended and restated certificate of incorporation authorizes our Board of Directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, and (other than in the case of the Series A Junior Participating Preferred Stock, the terms of which are set forth in our amended and restated certificate of incorporation) to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. The 500,000 authorized shares of Series A Junior Participating Preferred Stock had been reserved for issuance upon the exercise of rights under the Rights Plan. The rights expired on March 31, 2015 without having been exercised. No shares of preferred stock have been issued.
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) and the impact on other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2012	$61.4	$(0.4)	$4.6	$(115.2)	$(49.6)
Unrealized gain	—	2.1	3.0	—	5.1
Reclassification to earnings	—	(0.6)	—	12.2	11.6
Gain arising during the period	—	—	—	46.2	46.2
Effect of exchange rate changes and deferred taxes	(29.5)	(0.5)	(1.1)	(24.8)	(55.9)
Balance as of December 31, 2013	31.9	0.6	6.5	(81.6)	(42.6)
Unrealized gain	—	0.7	—	—	0.7
Reclassification to earnings	—	(0.4)	(2.8)	33.1	29.9
Loss arising during the period	—	—	—	(106.2)	(106.2)
Effect of exchange rate changes and deferred taxes	(72.4)	(0.1)	1.0	29.9	(41.6)
Balance as of December 31, 2014	(40.5)	0.8	4.7	(124.8)	(159.8)
Unrealized loss	—	(0.2)	—	—	(0.2)
Reclassification to earnings	—	0.9	—	5.9	6.8
Impact of CF Fertilisers UK acquisition	9.0	—	—	38.2	47.2
Gain arising during the period	—	—	—	23.7	23.7
Effect of exchange rate changes and deferred taxes	(166.3)	(0.5)	—	(0.7)	(167.5)
Balance as of December 31, 2015	$(197.8)	$1.0	$4.7	$(57.7)	$(249.8)

CF INDUSTRIES HOLDINGS, INC.

Reclassifications out of AOCI to the consolidated statements of operations for the years ended December 31, 2015. 2014 and 2013 were as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Foreign Currency Translation Adjustment
CF Fertilisers UK equity method investment remeasurement(1)	$9.0	$—	$—
Total before tax	9.0	—	—
Tax effect	—	—	—
Net of tax	$9.0	$—	$—
Unrealized Gain (Loss) on Securities
Available-for-sale securities(2)	$0.9	$(0.4)	$(0.6)
Total before tax	0.9	(0.4)	(0.6)
Tax effect	(0.5)	0.1	0.2
Net of tax	$0.4	$(0.3)	$(0.4)
Unrealized Gain (Loss) on Derivatives
Reclassification of de-designated hedges(3)	$—	$(2.8)	$—
Total before tax	—	(2.8)	—
Tax effect	—	1.0	—
Net of tax	$—	$(1.8)	$—
Defined Benefit Plans
CF Fertilisers UK equity method investment remeasurement(1)	$38.2	$—	$—
Amortization of prior service cost(4)	(1.0)	(0.4)	0.3
Amortization of net loss(4)	6.9	33.5	11.9
Total before tax	44.1	33.1	12.2
Tax effect	(2.1)	(12.1)	(4.3)
Net of tax	$42.0	$21.0	$7.9
Total reclassifications for the period	$51.4	$18.9	$7.5
_______________________________________________________________________________

(1)
Represents the amount that was reclassified from AOCI into equity in earnings of non-operating affiliates—net of taxes as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK.

(2)	Represents the balance that was reclassified into interest income.

(3)	Represents the portion of de-designated cash flow hedges that were reclassified into income as a result of the discontinuance of certain cash flow hedges.

(4)	These components are included in the computation of net periodic pension cost and were reclassified from AOCI into cost of sales and selling, general and administrative expenses.

CF INDUSTRIES HOLDINGS, INC.

19.   Stock-Based Compensation
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
Five-for-One Stock Split
On June 17, 2015, stockholders of record as of the close of business on June 1, 2015 (Record Date) received four additional shares of common stock for each share of common stock held on the Record Date in the form of a stock dividend (five-for-one stock split). Share and per share amounts have been retroactively restated to reflect the five-for-one stock split. Shares reserved under the Company's equity and incentive plans were adjusted to reflect the five-for-one stock split.
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the Plan is the sum of (i) 13.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plans to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the Plan. As of December 31, 2015, we had 13.1 million shares available for future awards under the Plan. The Plan provides that no more than 5.0 million underlying shares may be granted to a participant in any one calendar year.
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

	2015	2014	2013
Weighted-average assumptions:
Expected volatility	31%	33%	35%
Expected term of stock options	4.3 Years	4.3 Years	4.4 Years
Risk-free interest rate	1.5%	1.3%	1.4%
Expected dividend yield	1.9%	1.6%	0.8%
Weighted-average grant date fair value(1)	$13.99	$12.77	$10.76
_______________________________________________________________________________

(1)	The grant date fair values used to calculate the weighted-average grant date fair value have been retroactively restated for all prior periods presented to reflect the five-for-one stock split.
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

CF INDUSTRIES HOLDINGS, INC.

A summary of stock option activity during the year ended December 31, 2015 is presented below:

	Shares(1)	Weighted- Average Exercise Price(1)
Outstanding as of December 31, 2014(1)	3,185,165	$35.92
Granted	784,928	61.98
Exercised	(274,705)	30.60
Forfeited	(41,070)	47.72
Outstanding as of December 31, 2015	3,654,318	41.79
Exercisable as of December 31, 2015	2,110,615	32.38
_______________________________________________________________________________

(1)	Shares and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one stock split.
Selected amounts pertaining to stock option exercises are as follows:

	2015	2014	2013
	(in millions)
Cash received from stock option exercises	$8.4	$17.6	$10.3
Actual tax benefit realized from stock option exercises	$1.9	$10.2	$11.9
Pre-tax intrinsic value of stock options exercised	$8.4	$31.1	$38.6
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 3.30 - $ 4.00	5,000	0.3	$3.35	$0.2	5,000	0.3	$3.35	$0.2
$ 4.01 - $20.00	582,680	3.9	14.67	15.2	582,680	3.9	14.67	15.2
$20.01 - $62.25	3,066,638	7.7	47.00	6.0	1,522,935	6.7	39.26	5.4
	3,654,318	7.1	41.79	$21.4	2,110,615	5.9	32.38	$20.8
_______________________________________________________________________________

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $40.81 on December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Awards, Restricted Stock Units and Performance Share Units
The fair value of a restricted stock award (RSA) or an award of restricted stock units (RSU) is equal to the number of shares subject to the award multiplied by the closing market price of our common stock on the date of grant. We estimated the fair value of each performance share unit (PSU) on the date of grant using a Monte Carlo simulation. Awards granted to key employees vest three years from the date of grant. The vesting of PSUs is also subject to the attainment of applicable performance goals during the performance period. The RSAs awarded to non-management members of our Board of Directors vest the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the RSAs are entitled to dividends and voting rights. During the vesting period, the holders of the RSUs are paid dividend equivalents in cash to the extent the Company pays cash dividends. PSUs accrue dividend equivalents to the extent the Company pays cash dividends on our common stock during the performance vesting period. Upon vesting of the PSUs, holders are paid the accrued dividend equivalents based on the shares of common stock, if any, delivered in settlement of PSUs. Holders of RSUs and PSUs are not entitled to voting rights unless and until the awards have vested.

CF INDUSTRIES HOLDINGS, INC.

A summary of restricted stock activity during the year ended December 31, 2015 is presented below:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Shares(1)	Weighted- Average Grant-Date Fair Value(1)	Shares(1)	Weighted- Average Grant-Date Fair Value(1)	Shares(1)	Weighted-Average Grant-Date Fair Value(1)
Outstanding as of December 31, 2014(1)	152,355	$39.76	40,850	$51.16	26,275	$77.65
Granted	18,843	61.54	34,073	61.60	21,940	91.13
Restrictions lapsed (vested)	(86,280)	42.82	—	—	—	—
Forfeited	—	—	(400)	62.25	(275)	91.13
Outstanding as of December 31, 2015	84,918	51.34	74,523	55.87	47,940	83.74
_______________________________________________________________________________

(1)	Shares and per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one stock split.
After adjusting for the five-for-one stock split, the 2015 and 2014 weighted-average grant date fair value for RSAs was $61.54 and $49.76, for RSUs was $61.60 and $51.16, and for PSUs was $91.13 and $77.65, respectively. The 2013 weighted-average grant date fair value of RSAs was $37.88, adjusted for the five-for-one stock split. No RSUs or PSUs were granted in 2013.
Selected amounts pertaining to restricted stock awards that vested are as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Actual tax benefit realized from restricted stock vested	$1.2	$3.0	$3.4
Fair value of restricted stock vested	$5.3	$8.6	$10.0
Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2015	2014	2013
	(in millions)
Stock-based compensation expense(1)(2)	$16.5	$16.8	$12.6
Income tax benefit	(6.0)	(6.1)	(4.6)
Stock-based compensation expense, net of income taxes	$10.5	$10.7	$8.0
_______________________________________________________________________________

(1)	In 2014, includes incremental compensation expense of $2.2 million related to the modification of 299,950 stock options and 80,495 RSAs, adjusted for the five-for-one stock split.

(2)
In addition to stock-based compensation expense associated with the Plan and predecessor plans, TNCLP also recognizes stock-based compensation expense for phantom units provided to non-employee directors of TNGP. The expense (income) resulting from these market-based liability awards amounted to $0.3 million, $(0.1) million and zero for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in stock-based compensation expense reported in our consolidated statements of operations and consolidated statements of cash flows.

As of December 31, 2015, pre-tax unrecognized compensation cost, net of estimated forfeitures, was $11.1 million for stock options, which will be recognized over a weighted-average period of 1.7 years, $3.0 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.4 years, and $1.9 million for PSUs, which will be recognized over 1.8 years.
An excess tax benefit is generated when the realized tax benefit from the vesting of RSAs, or a stock option exercise, exceeds the previously recognized deferred tax asset. Excess tax benefits are required to be reported as a financing cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2015, 2014 and 2013 totaled $1.5 million, $8.7 million and $13.5 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

20.   Contingencies
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases, including the three cases scheduled to begin trial on October 12, 2015 and some of the ten cases scheduled to begin trial on February 1, 2016, were resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. These cases will be set for trial in the upcoming months at the discretion of the Court. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits.
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
Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Ozone design values computed for the Baton Rouge nonattainment area suggest the area has achieved attainment with the 2008 8-hour ozone standard. On August 27, 2015, EPA proposed reclassifying the Baton Rouge nonattainment area for ozone as in attainment with the 2008 ozone standard based on 2012-2014 data. EPA has not yet finalized this reclassification. However, on October 26, 2015, EPA published a more stringent national ambient air quality standard for ozone that could cause Baton Rouge to again be classified as a nonattainment area.
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
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. See Note 4—Acquisitions and Divestitures for additional information. Pursuant to the terms of the definitive agreement executed in October 2013, Mosaic has assumed the following environmental matters and we have agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the definitive agreement.
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

CF INDUSTRIES HOLDINGS, INC.

Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on currently available information, we do not expect that any remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our business, financial condition, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

21.    Segment Disclosures
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. See Note 4—Acquisitions and Divestitures and Note 8—Equity Method Investments for additional information. CF Fertilisers UK has nitrogen manufacturing complexes located in Ince, United Kingdom, and Billingham, United Kingdom. The Ince complex produces ammonia, AN and NPKs while the Billingham complex produces ammonia and AN. Our reportable segment structure reflects how our CODM, as defined under U.S. GAAP, assesses the performance of our operating segments and makes decisions about resource allocation. In the third quarter of 2015, we changed our reportable segment structure to separate AN from our Other segment as our AN products increased in significance as a result of the CF Fertilisers UK acquisition. Our reportable segments now consist of ammonia, granular urea, UAN, AN, Other, and phosphate. These segments are differentiated by products. Historical financial results have been restated to reflect the new reportable segment structure on a comparable basis.
We sold our phosphate mining and manufacturing business on March 17, 2014. See Note 4—Acquisitions and Divestitures for additional information. The phosphate segment reflects the reported results of the phosphate business through March 17, 2014, plus the continuing sales of the phosphate inventory in the distribution network after March 17, 2014. The remaining phosphate inventory was sold in the second quarter of 2014; therefore, the phosphate segment does not have operating results subsequent to that quarter. The phosphate segment will continue to be included until the reporting of comparable period phosphate results ceases.
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
The following is a description of our six reportable segments:

•
Our ammonia segment produces anhydrous ammonia (ammonia), which is our most concentrated nitrogen fertilizer product as it contains 82% nitrogen. The results of our ammonia segment consist of sales of ammonia to external customers. In addition, ammonia is the “basic” nitrogen product that we upgrade into other nitrogen products such as granular urea, UAN and AN. We produce ammonia at all of our nitrogen manufacturing complexes.

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

CF INDUSTRIES HOLDINGS, INC.

•
Our Other segment primarily includes diesel exhaust fluid (DEF), urea liquor, nitric acid and compound fertilizer products (NPKs). DEF is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water. Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate. Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%. NPKs are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.

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

Segment data for sales, cost of sales and gross margin for 2015, 2014 and 2013 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Phosphate	Consolidated
	(in millions)
Year ended December 31, 2015
Net sales	$1,523.1	$788.0	$1,479.7	$294.0	$223.5	$—	$4,308.3
Cost of sales	883.7	469.5	954.5	290.8	162.7	—	2,761.2
Gross margin	$639.4	$318.5	$525.2	$3.2	$60.8	$—	1,547.1
Total other operating costs and expenses							319.0
Equity in earnings of operating affiliates							(35.0)
Operating earnings							$1,193.1
Year ended December 31, 2014
Net sales	$1,576.3	$914.5	$1,669.8	$242.7	$171.5	$168.4	$4,743.2
Cost of sales	983.2	516.6	997.4	189.1	120.1	158.3	2,964.7
Gross margin	$593.1	$397.9	$672.4	$53.6	$51.4	$10.1	1,778.5
Total other operating costs and expenses							205.2
Gain on sale of phosphate business							750.1
Equity in earnings of operating affiliates							43.1
Operating earnings							$2,366.5
Year ended December 31, 2013
Net sales	$1,437.9	$924.6	$1,935.1	$215.1	$165.1	$796.9	$5,474.7
Cost of sales	656.5	410.1	895.6	155.9	114.4	722.0	2,954.5
Gross margin	$781.4	$514.5	$1,039.5	$59.2	$50.7	$74.9	2,520.2
Total other operating costs and expenses							150.2
Equity in earnings of operating affiliates							41.7
Operating earnings							$2,411.7
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

	Ammonia	Granular Urea	UAN	AN	Other	Phosphate(1)	Corporate	Consolidated
	(in millions)
Depreciation, depletion and amortization
Year ended December 31, 2015	$95.4	$50.5	$191.6	$65.6	$35.2	$—	$41.3	$479.6
Year ended December 31, 2014	$69.0	$37.5	$179.3	$46.5	$20.4	$—	$39.8	$392.5
Year ended December 31, 2013	$58.2	$37.4	$172.6	$41.0	$19.2	$42.3	$39.9	$410.6
_______________________________________________________________________________

(1)
The assets and liabilities of our phosphate business were classified as held for sale as of December 31, 2013; therefore, no depreciation, depletion or amortization was recorded in 2014 for the related property, plant and equipment.

CF INDUSTRIES HOLDINGS, INC.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$3,484.9	$3,994.0	$4,497.8
Foreign:
Canada	490.0	543.8	508.5
Other foreign	333.4	205.4	468.4
Total foreign	823.4	749.2	976.9
Consolidated	$4,308.3	$4,743.2	$5,474.7

	December 31,
	2015	2014	2013
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$7,201.5	$4,987.0	$3,528.8
Foreign:
Canada	497.3	538.8	572.9
United Kingdom	840.2	—	—
Total foreign	1,337.5	538.8	572.9
Consolidated	$8,539.0	$5,525.8	$4,101.7
Our principal customers are cooperatives, independent fertilizer distributors and industrial users. None of our customers accounted for more than ten percent of our consolidated sales in 2015, 2014 or 2013.
22.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$99.8	$141.2	$135.3
Income taxes—net of refunds	435.1	781.2	847.4

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	258.5	71.6	134.4
Change in capitalized expenditures in other liabilities	5.8	(21.5)	70.5
Change in accrued share repurchases	(29.1)	(11.2)	40.3

CF INDUSTRIES HOLDINGS, INC.

23.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. A liability has not been recorded for these conditional AROs. The most recent estimate of the aggregate cost of these AROs expressed in 2015 dollars is $66.4 million. We have not recorded a liability for these conditional AROs as of December 31, 2015 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen fertilizer manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
24.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from approximately two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.
Future minimum payments under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2015 are shown below.

Operating Lease Payments
(in millions)
2016	$82.2
2017	87.9
2018	70.8
2019	58.3
2020	46.3
Thereafter	115.6
$461.1
Total rent expense for cancelable and noncancelable operating leases was $99.6 million for 2015, $92.9 million for 2014 and $98.9 million for 2013.

CF INDUSTRIES HOLDINGS, INC.

25.   Quarterly Data—Unaudited
The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2015. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited consolidated financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended,
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2015
Net sales	$953.6	$1,311.5	$927.4	$1,115.8	$4,308.3
Gross margin	415.8	685.9	165.0	280.4	1,547.1
Unrealized gains (losses) on natural gas derivatives(1)	28.7	18.4	(125.9)	(97.5)	(176.3)
Net earnings attributable to common stockholders(2)	230.6	351.9	90.9	26.5	699.9
Net earnings per share attributable to common stockholders(2)(3)
Basic(4)	0.96	1.50	0.39	0.11	2.97
Diluted(4)	0.96	1.49	0.39	0.11	2.96
2014
Net sales	$1,132.6	$1,472.7	$921.4	$1,216.5	$4,743.2
Gross margin	442.8	590.3	301.1	444.3	1,778.5
Unrealized (losses) gains on natural gas derivatives(1)	(22.6)	(28.6)	12.1	(40.4)	(79.5)
Net earnings attributable to common stockholders(5)	708.5	312.6	130.9	238.3	1,390.3
Net earnings per share attributable to common stockholders(3)(5)
Basic(4)	2.59	1.22	0.53	0.97	5.43
Diluted(4)	2.58	1.22	0.52	0.96	5.42
_______________________________________________________________________________

(1)	Amounts represent pre-tax unrealized gains (losses) on natural gas derivatives included in gross margin. See Note 16—Derivative Financial Instruments, for additional information.

(2)
For the three months ended June 30, 2015, net earnings attributable to common stockholders includes an after-tax loss of $29.2 million (pre-tax loss of $40.1 million) resulting from the sale of our interests in Keytrade that is included in equity in earnings of operating affiliates, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $0.12. See Note 4—Acquisitions and Divestitures and Note 8—Equity Method Investments, for additional information.

For the three months ended September 30, 2015, net earnings attributable to common stockholders includes an after-tax gain of $94.4 million on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that is included in equity in earnings of non-operating affiliates—net of taxes, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $0.40. See Note 4—Acquisitions and Divestitures and Note 8—Equity Method Investments, for additional information.
For the three months ended December 31, 2015, net earnings attributable to common stockholders includes an after-tax impairment charge of $61.9 million on our equity method investment in PLNL that is included in equity in earnings of operating affiliates, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $0.26. See Note 4—Acquisitions and Divestitures and Note 8—Equity Method Investments, for additional information.

(3)
Per share amounts have been retroactively restated for all prior periods presented to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

(4)	The sum of the four quarters is not necessarily the same as the total for the year.

(5)
For the three months ended March 31, 2014, net earnings attributable to common stockholders includes an after-tax gain of $461.0 million from the sale of the phosphate business, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $1.68. During the fourth quarter of 2014, the purchase price was finalized which increased the after-tax gain to $462.8 million for the year ended December 31, 2014, which also increased the per share impact on net earnings attributable to common stockholders, basic and diluted, to $1.80. See Note 4—Acquisitions and Divestitures, for additional information.

CF INDUSTRIES HOLDINGS, INC.

26.   Condensed Consolidating Financial Statements
The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the Public Senior Notes issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of the Public Senior Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under registration statements that have been or may be filed by Parent and CF Industries with the SEC. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020. As of December 31, 2015, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Public Senior Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the years ended December 31, 2015, 2014 and 2013 and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of December 31, 2015 and 2014. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$462.2	$4,542.8	$(696.7)	$4,308.3
Cost of sales	—	361.6	3,096.3	(696.7)	2,761.2
Gross margin	—	100.6	1,446.5	—	1,547.1
Selling, general and administrative expenses	4.4	7.7	157.7	—	169.8
Transaction costs	45.8	—	11.1	—	56.9
Other operating—net	—	(8.5)	100.8	—	92.3
Total other operating costs and expenses	50.2	(0.8)	269.6	—	319.0
Equity in earnings of operating affiliates	—	—	(35.0)	—	(35.0)
Operating (losses) earnings	(50.2)	101.4	1,141.9	—	1,193.1
Interest expense	—	285.1	(81.7)	(70.2)	133.2
Interest income	—	(69.0)	(2.8)	70.2	(1.6)
Net earnings of wholly-owned subsidiaries	(731.2)	(801.5)	—	1,532.7	—
Other non-operating—net	(0.1)	—	4.0	—	3.9
Earnings before income taxes and equity in earnings of non-operating affiliates	681.1	686.8	1,222.4	(1,532.7)	1,057.6
Income tax (benefit) provision	(18.8)	(44.3)	458.9	—	395.8
Equity in earnings of non-operating affiliates—net of taxes	—	—	72.3	—	72.3
Net earnings	699.9	731.1	835.8	(1,532.7)	734.1
Less: Net earnings attributable to noncontrolling interest	—	—	34.2	—	34.2
Net earnings attributable to common stockholders	$699.9	$731.1	$801.6	$(1,532.7)	$699.9

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$699.9	$731.1	$835.8	$(1,532.7)	$734.1
Other comprehensive income (losses)	(90.0)	(90.0)	(89.5)	179.5	(90.0)
Comprehensive income	609.9	641.1	746.3	(1,353.2)	644.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	34.2	—	34.2
Comprehensive income attributable to common stockholders	$609.9	$641.1	$712.1	$(1,353.2)	$609.9

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$712.2	$5,073.4	$(1,042.4)	$4,743.2
Cost of sales	—	528.6	3,478.5	(1,042.4)	2,964.7
Gross margin	—	183.6	1,594.9	—	1,778.5
Selling, general and administrative expenses	2.8	13.5	135.6	—	151.9
Other operating—net	—	(5.0)	58.3	—	53.3
Total other operating costs and expenses	2.8	8.5	193.9	—	205.2
Gain on sale of phosphate business	—	764.5	(14.4)	—	750.1
Equity in earnings of operating affiliates	—	—	43.1	—	43.1
Operating (losses) earnings	(2.8)	939.6	1,429.7	—	2,366.5
Interest expense	—	246.9	(68.5)	(0.2)	178.2
Interest income	—	(0.2)	(0.9)	0.2	(0.9)
Net earnings of wholly-owned subsidiaries	(1,392.0)	(969.2)	—	2,361.2	—
Other non-operating—net	(0.1)	—	2.0	—	1.9
Earnings before income taxes and equity in (losses) earnings of non-operating affiliates	1,389.3	1,662.1	1,497.1	(2,361.2)	2,187.3
Income tax (benefit) provision	(1.0)	270.0	504.0	—	773.0
Equity in (losses) earnings of non-operating affiliates—net of taxes	—	(0.1)	22.6	—	22.5
Net earnings	1,390.3	1,392.0	1,015.7	(2,361.2)	1,436.8
Less: Net earnings attributable to noncontrolling interest	—	—	46.5	—	46.5
Net earnings attributable to common stockholders	$1,390.3	$1,392.0	$969.2	$(2,361.2)	$1,390.3
Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,390.3	$1,392.0	$1,015.7	$(2,361.2)	$1,436.8
Other comprehensive income (losses)	(117.2)	(117.2)	(117.2)	234.4	(117.2)
Comprehensive income	1,273.1	1,274.8	898.5	(2,126.8)	1,319.6
Less: Comprehensive income attributable to noncontrolling interest	—	—	46.5	—	46.5
Comprehensive income attributable to common stockholders	$1,273.1	$1,274.8	$852.0	$(2,126.8)	$1,273.1

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$1,105.8	$5,767.5	$(1,398.6)	$5,474.7
Cost of sales	—	886.0	3,463.0	(1,394.5)	2,954.5
Gross margin	—	219.8	2,304.5	(4.1)	2,520.2
Selling, general and administrative expenses	2.7	11.8	151.5	—	166.0
Other operating—net	—	7.6	(23.4)	—	(15.8)
Total other operating costs and expenses	2.7	19.4	128.1	—	150.2
Equity in earnings of operating affiliates	—	—	41.7	—	41.7
Operating (losses) earnings	(2.7)	200.4	2,218.1	(4.1)	2,411.7
Interest expense	—	155.1	(1.8)	(1.1)	152.2
Interest income	—	(0.9)	(4.9)	1.1	(4.7)
Net earnings of wholly-owned subsidiaries	(1,466.4)	(1,423.0)	—	2,889.4	—
Other non-operating—net	—	(0.4)	54.9	—	54.5
Earnings before income taxes and equity in (losses) earnings of non-operating affiliates	1,463.7	1,469.6	2,169.9	(2,893.5)	2,209.7
Income tax (benefit) provision	(0.9)	3.0	684.4	—	686.5
Equity in (losses) earnings of non-operating affiliates—net of taxes	—	(0.2)	9.8	—	9.6
Net earnings	1,464.6	1,466.4	1,495.3	(2,893.5)	1,532.8
Less: Net earnings attributable to noncontrolling interest	—	—	72.3	(4.1)	68.2
Net earnings attributable to common stockholders	$1,464.6	$1,466.4	$1,423.0	$(2,889.4)	$1,464.6

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Other comprehensive income (losses)	7.0	7.0	(40.1)	32.4	6.3
Comprehensive income	1,471.6	1,473.4	1,455.2	(2,861.1)	1,539.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	72.3	(4.8)	67.5
Comprehensive income attributable to common stockholders	$1,471.6	$1,473.4	$1,382.9	$(2,856.3)	$1,471.6

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1.3	$0.2	$284.5	$—	$286.0
Restricted cash	—	—	22.8	—	22.8
Accounts and notes receivable—net	0.9	2,987.3	1,565.0	(4,286.0)	267.2
Inventories	—	—	321.2	—	321.2
Prepaid income taxes	—	—	184.6	—	184.6
Other current assets	—	23.7	21.6	—	45.3
Total current assets	2.2	3,011.2	2,399.7	(4,286.0)	1,127.1
Property, plant and equipment—net	—	—	8,539.0	—	8,539.0
Investments in and advances to affiliates	4,302.9	8,148.4	297.8	(12,451.3)	297.8
Due from affiliates	570.7	—	2.2	(572.9)	—
Goodwill	—	—	2,390.1	—	2,390.1
Other assets	—	74.5	310.4	—	384.9
Total assets	$4,875.8	$11,234.1	$13,939.2	$(17,310.2)	$12,738.9
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$840.7	$648.1	$3,714.9	$(4,286.0)	$917.7
Income taxes payable	—	—	5.5	—	5.5
Customer advances	—	—	161.5	—	161.5
Other current liabilities	—	—	130.5	—	130.5
Total current liabilities	840.7	648.1	4,012.4	(4,286.0)	1,215.2
Long-term debt	—	5,592.7	—	—	5,592.7
Deferred income taxes	—	51.8	864.4	—	916.2
Due to affiliates	—	572.9	—	(572.9)	—
Other liabilities	—	65.8	561.8	—	627.6
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock	2.4	—	1.1	(1.1)	2.4
Paid-in capital	1,377.5	(12.6)	8,364.9	(8,352.4)	1,377.4
Retained earnings	3,057.7	4,565.2	15.9	(4,580.9)	3,057.9
Treasury stock	(152.7)	—	—	—	(152.7)
Accumulated other comprehensive income (loss)	(249.8)	(249.8)	(249.7)	499.5	(249.8)
Total stockholders' equity	4,035.1	4,302.8	8,148.6	(12,451.3)	4,035.2
Noncontrolling interest	—	—	352.0	—	352.0
Total equity	4,035.1	4,302.8	8,500.6	(12,451.3)	4,387.2
Total liabilities and equity	$4,875.8	$11,234.1	$13,939.2	$(17,310.2)	$12,738.9

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$105.7	$1,890.9	$—	$1,996.6
Restricted cash	—	—	86.1	—	86.1
Accounts and notes receivable—net	—	2,286.5	651.9	(2,746.9)	191.5
Inventories	—	—	202.9	—	202.9
Prepaid income taxes	1.9	—	34.8	(1.9)	34.8
Other current assets	—	—	18.6	—	18.6
Total current assets	1.9	2,392.2	2,885.2	(2,748.8)	2,530.5
Property, plant and equipment—net	—	—	5,525.8	—	5,525.8
Investments in and advances to affiliates	6,212.5	9,208.7	861.5	(15,421.2)	861.5
Due from affiliates	570.7	—	1.7	(572.4)	—
Goodwill	—	—	2,092.8	—	2,092.8
Other assets	—	65.1	178.5	—	243.6
Total assets	$6,785.1	$11,666.0	$11,545.5	$(18,742.4)	$11,254.2
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$2,575.4	$207.7	$553.8	$(2,747.0)	$589.9
Income taxes payable	—	10.8	7.1	(1.9)	16.0
Customer advances	—	—	325.4	—	325.4
Other current liabilities	—	—	48.4	—	48.4
Total current liabilities	2,575.4	218.5	934.7	(2,748.9)	979.7
Long-term debt	—	4,592.5	—	—	4,592.5
Deferred income taxes	—	34.8	699.8	—	734.6
Due to affiliates	—	572.4	—	(572.4)	—
Other liabilities	—	35.3	339.6	—	374.9
Equity:
Stockholders' equity:
Preferred stock	—	—	16.4	(16.4)	—
Common stock(1)	2.5	—	1.1	(1.1)	2.5
Paid-in capital(1)	1,413.9	(12.6)	8,283.5	(8,270.9)	1,413.9
Retained earnings	3,175.3	6,384.9	1,067.8	(7,452.7)	3,175.3
Treasury stock(1)	(222.2)	—	—	—	(222.2)
Accumulated other comprehensive income (loss)	(159.8)	(159.8)	(160.2)	320.0	(159.8)
Total stockholders' equity	4,209.7	6,212.5	9,208.6	(15,421.1)	4,209.7
Noncontrolling interest	—	—	362.8	—	362.8
Total equity	4,209.7	6,212.5	9,571.4	(15,421.1)	4,572.5
Total liabilities and equity	$6,785.1	$11,666.0	$11,545.5	$(18,742.4)	$11,254.2
_______________________________________________________________________________

(1)December 31, 2014 amounts have been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$699.9	$731.1	$835.8	$(1,532.7)	$734.1
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	13.7	465.9	—	479.6
Deferred income taxes	—	17.2	60.7	—	77.9
Stock-based compensation expense	16.5	—	0.3	—	16.8
Excess tax benefit from stock-based compensation	(1.5)	—	—	—	(1.5)
Unrealized loss on derivatives	—	—	162.8	—	162.8
Gain on remeasurement of CF Fertilisers UK investment	—	—	(94.4)	—	(94.4)
Impairment of equity method investment in PLNL	—	—	61.9	—	61.9
Loss on sale of equity method investments	—	—	42.8	—	42.8
Loss on disposal of property, plant and equipment	—	—	21.4	—	21.4
Undistributed (earnings) loss of affiliates—net	(731.2)	(801.4)	(3.4)	1,532.7	(3.3)
Due to/from affiliates—net	1.6	0.5	(2.1)	—	—
Changes in:
Accounts and notes receivable—net	(0.9)	0.2	97.3	(101.4)	(4.8)
Inventories	—	—	(71.0)	—	(71.0)
Accrued and prepaid income taxes	1.9	(10.8)	(138.9)	—	(147.8)
Accounts and notes payable and accrued expenses	7.7	(42.6)	(24.8)	101.4	41.7
Customer advances	—	—	(163.9)	—	(163.9)
Other—net	—	30.7	20.7	—	51.4
Net cash (used in) provided by operating activities	(6.0)	(61.4)	1,271.1	—	1,203.7
Investing Activities:
Additions to property, plant and equipment	—	—	(2,469.3)	—	(2,469.3)
Proceeds from sale of property, plant and equipment	—	—	12.4	—	12.4
Proceeds from sale of equity method investment	—	—	12.8	—	12.8
Purchase of CF Fertilisers UK, net of cash acquired	—	—	(551.6)	—	(551.6)
Withdrawals from restricted cash funds	—	—	63.3	—	63.3
Other—net	—	(81.5)	(43.5)	81.5	(43.5)
Net cash (used in) provided by investing activities	—	(81.5)	(2,975.9)	81.5	(2,975.9)
Financing Activities:
Proceeds from long-term borrowings	—	1,000.0	—	—	1,000.0
Short-term debt—net	553.6	(916.2)	362.6	—	—
Financing fees	—	(46.4)	—	—	(46.4)
Purchases of treasury stock	(556.3)	—	—	—	(556.3)
Dividends paid on common stock	(282.3)	(282.4)	(282.4)	564.8	(282.3)
Distributions to noncontrolling interest	—	—	(45.0)	—	(45.0)
Issuances of common stock under employee stock plans	8.4	—	—	—	8.4
Excess tax benefit from stock-based compensation	1.5	—	—	—	1.5
Dividends to/from affiliates	282.4	282.4	—	(564.8)	—
Other—net	—	—	81.5	(81.5)	—
Net cash provided by (used in) financing activities	7.3	37.4	116.7	(81.5)	79.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(18.3)	—	(18.3)
Increase (decrease) in cash and cash equivalents	1.3	(105.5)	(1,606.4)	—	(1,710.6)
Cash and cash equivalents at beginning of period	—	105.7	1,890.9	—	1,996.6
Cash and cash equivalents at end of period	$1.3	$0.2	$284.5	$—	$286.0

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2014
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,390.3	$1,392.0	$1,015.7	$(2,361.2)	$1,436.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6.8	385.7	—	392.5
Deferred income taxes	—	136.0	(117.5)	—	18.5
Stock-based compensation expense	16.6	—	—	—	16.6
Excess tax benefit from stock-based compensation	(8.7)	—	—	—	(8.7)
Unrealized loss on derivatives	—	—	119.2	—	119.2
Gain on sale of phosphate business	—	(764.5)	14.4	—	(750.1)
Loss on disposal of property, plant and equipment	—	—	3.7	—	3.7
Undistributed loss (earnings) of affiliates—net	(1,391.9)	(969.2)	(11.6)	2,361.2	(11.5)
Due to/from affiliates—net	8.8	1.7	(10.5)	—	—
Changes in:
Accounts and notes receivable—net	—	(285.3)	658.2	(336.8)	36.1
Inventories	—	4.3	59.5	—	63.8
Accrued and prepaid income taxes	(1.0)	(18.3)	(37.5)	—	(56.8)
Accounts and notes payable and accrued expenses	(3.3)	376.8	(763.5)	336.8	(53.2)
Customer advances	—	—	204.8	—	204.8
Other—net	—	5.4	(8.5)	—	(3.1)
Net cash provided by (used in) operating activities	10.8	(114.3)	1,512.1	—	1,408.6
Investing Activities:
Additions to property, plant and equipment	—	(18.3)	(1,790.2)	—	(1,808.5)
Proceeds from sale of property, plant and equipment	—	—	11.0	—	11.0
Proceeds from sale of phosphate business	—	911.5	460.5	—	1,372.0
Sales and maturities of short-term and auction rate securities	—	5.0	—	—	5.0
Deposits to restricted cash funds	—	—	(505.0)	—	(505.0)
Withdrawals from restricted cash funds	—	—	573.0	—	573.0
Other—net	—	—	9.0	—	9.0
Net cash provided by (used in) investing activities	—	898.2	(1,241.7)	—	(343.5)
Financing Activities:
Proceeds from long-term borrowings	—	1,494.2	—	—	1,494.2
Short-term debt—net	1,897.7	(2,176.0)	278.3	—	—
Financing fees	—	(16.0)	—	—	(16.0)
Purchases of treasury stock	(1,934.9)	—	—	—	(1,934.9)
Dividends paid on common stock	(255.7)	(255.7)	(255.9)	511.6	(255.7)
Distributions to noncontrolling interest	—	—	(46.0)	—	(46.0)
Issuances of common stock under employee stock plans	17.6	—	—	—	17.6
Excess tax benefit from stock-based compensation	8.7	—	—	—	8.7
Dividends to/from affiliates	255.7	255.9	—	(511.6)	—
Other—net	—	(1.0)	(42.0)	—	(43.0)
Net cash used in financing activities	(10.9)	(698.6)	(65.6)	—	(775.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.2)	—	(4.2)
(Decrease) increase in cash and cash equivalents	(0.1)	85.3	200.6	—	285.8
Cash and cash equivalents at beginning of period	0.1	20.4	1,690.3	—	1,710.8
Cash and cash equivalents at end of period	$—	$105.7	$1,890.9	$—	$1,996.6

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2013
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$1,464.6	$1,466.4	$1,495.3	$(2,893.5)	$1,532.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	—	47.8	362.8	—	410.6
Deferred income taxes	—	(21.3)	(13.0)	—	(34.3)
Stock-based compensation expense	12.6	—	—	—	12.6
Excess tax benefit from stock-based compensation	(13.5)	—	—	—	(13.5)
Unrealized gain on derivatives	—	—	(59.3)	—	(59.3)
Loss on disposal of property, plant and equipment	—	—	5.6	—	5.6
Undistributed loss (earnings) of affiliates—net	(1,466.4)	(1,427.0)	(11.4)	2,893.5	(11.3)
Due to / from affiliates—net	13.5	—	(13.5)	—	—
Changes in:
Accounts and notes receivable—net	—	(220.8)	(293.4)	514.6	0.4
Inventories	—	(11.8)	(68.5)	—	(80.3)
Accrued and prepaid income taxes	(0.9)	23.6	(176.1)	—	(153.4)
Accounts and notes payable and accrued expenses	(2.8)	305.4	261.5	(514.6)	49.5
Customer advances	—	—	(260.1)	—	(260.1)
Other—net	—	3.9	63.6	—	67.5
Net cash provided by operating activities	7.1	166.2	1,293.5	—	1,466.8
Investing Activities:
Additions to property, plant and equipment	—	(58.9)	(764.9)	—	(823.8)
Proceeds from sale of property, plant and equipment	—	—	12.6	—	12.6
Sales and maturities of short-term and auction rate securities	—	13.5	—	—	13.5
Canadian terminal acquisition	—	—	(72.5)	—	(72.5)
Deposits to restricted cash funds	—	—	(154.0)	—	(154.0)
Deposits to asset retirement obligation funds	—	(2.9)	—	—	(2.9)
Other—net	—	—	7.8	—	7.8
Net cash used in investing activities	—	(48.3)	(971.0)	—	(1,019.3)
Financing Activities:
Proceeds from long-term borrowings	—	1,498.0	—	—	1,498.0
Financing fees	—	(14.5)	—	—	(14.5)
Dividends paid on common stock	(129.1)	(859.0)	(129.0)	988.0	(129.1)
Dividends to/from affiliates	859.0	129.0	—	(988.0)	—
Distributions to/from noncontrolling interest	—	14.3	(88.0)	—	(73.7)
Purchases of treasury stock	(1,409.1)	—	—	—	(1,409.1)
Acquisitions of noncontrolling interests in CFL	—	(364.9)	(553.8)	—	(918.7)
Issuances of common stock under employee stock plans	10.3	—	—	—	10.3
Excess tax benefit from stock-based compensation	13.5	—	—	—	13.5
Other—net	648.4	(941.2)	335.8	—	43.0
Net cash used in financing activities	(7.0)	(538.3)	(435.0)	—	(980.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(31.3)	—	(31.3)
Increase (decrease) in cash and cash equivalents	0.1	(420.4)	(143.8)	—	(564.1)
Cash and cash equivalents at beginning of period	—	440.8	1,834.1	—	2,274.9
Cash and cash equivalents at end of period	$0.1	$20.4	$1,690.3	$—	$1,710.8

CF INDUSTRIES HOLDINGS, INC.

27.   Subsequent Event (Unaudited)
On August 12, 2015, we announced that we agreed to enter into a strategic venture with CHS Inc. (CHS). The strategic venture commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries from us pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual profit distributions from CFN as a result of its minority equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the supply agreement.

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
The Company acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by the Company on July 31, 2015. CF Fertilisers UK accounted for 11% of the Company’s total assets as of December 31, 2015 and 5% of the Company’s total net sales for the year ended December 31, 2015. As permitted by SEC guidance for newly acquired businesses, the Company's management elected to exclude CF Fertilisers UK from its evaluation of disclosure controls and procedures to the extent subsumed by internal control over financial reporting. The Company's management is in the process of reviewing the operations of CF Fertilisers UK and implementing the Company's internal control structure over the operations of CF Fertilisers UK.
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2015. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015, which appears on page 149.
The Company acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by the Company on July 31, 2015. CF Fertilisers UK accounted for 11% of the Company’s total assets as of December 31, 2015 and 5% of the Company’s total net sales for the year ended December 31, 2015. As permitted by SEC guidance for newly acquired businesses, the Company's management elected to exclude CF Fertilisers UK from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The Company's management is in the process of reviewing the operations of CF Fertilisers UK and implementing the Company's internal control structure over the operations of CF Fertilisers UK.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CF Industries Holdings, Inc.:

We have audited CF industries Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CF Industries Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired the remaining 50% equity interest in CF Fertilisers UK during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, CF Fertilisers UK internal control over financial reporting associated with total assets of 11% and total revenues of 5% included in the consolidated financial statements of CF Industries Holdings, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CF Fertilisers UK.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP

Chicago, Illinois
February 25, 2016

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
ITEM 11.    EXECUTIVE COMPENSATION.
Robert C. Arzbaecher, Stephen A. Furbacher, Stephen J. Hagge, John D. Johnson, Anne P. Noonan, Edward A. Schmitt and Theresa E. Wagler currently serve as the members of the Compensation Committee of the Company's Board of Directors.
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
Equity Compensation Plan Information as of December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,456,933	$43.21	13,090,350
Equity compensation plans not approved by security holders	197,385	$16.83	—
Total	3,654,318	$41.79	13,090,350
For additional information on our equity compensation plan, see Note 19—Stock-Based Compensation.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	76
	Consolidated Statements of Operations	77
	Consolidated Statements of Comprehensive Income	78
	Consolidated Balance Sheets	79
	Consolidated Statements of Equity	80
	Consolidated Statements of Cash Flows	81
	Notes to Consolidated Financial Statements	82
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(2)	Exhibits
A list of exhibits filed with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 153 of this report.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date:	February 25, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2016
W. Anthony Will

/s/ DENNIS P. KELLEHER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2016
Richard A. Hoker

/s/ STEPHEN A. FURBACHER	Chairman of the Board	February 25, 2016
Stephen A. Furbacher

/s/ ROBERT C. ARZBAECHER	Director	February 25, 2016
Robert C. Arzbaecher

/s/ WILLIAM DAVISSON	Director	February 25, 2016
William Davisson

/s/ STEPHEN J. HAGGE	Director	February 25, 2016
Stephen J. Hagge

/s/ JOHN D. JOHNSON	Director	February 25, 2016
John D. Johnson

/s/ ROBERT G. KUHBACH	Director	February 25, 2016
Robert G. Kuhbach

/s/ ANNE P. NOONAN	Director	February 25, 2016
Anne P. Noonan

/s/ EDWARD A SCHMITT	Director	February 25, 2016
Edward A. Schmitt

/s/ THERESA E. WAGLER	Director	February 25, 2016
Theresa E. Wagler

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

2.2
Agreement and Plan of Merger, dated as of March 12, 2010, by and among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)

2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)

2.4
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2013, File No. 001-32597)

2.5
Combination Agreement, dated August 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.6
Amendment No. 1 to the Combination Agreement, dated November 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.2 to CF B.V.’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

2.7
Second Amendment to the Combination Agreement, dated December 20, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC, OCI N.V., CF B.V. and Finch Merger Company LLC (incorporated by reference to Exhibit 2.1 to CF Holdings' Current Report on Form 8-K filed with the SEC on December 23, 2015, File No. 001-32597)

2.8
Second Amendment to the Shareholders' Agreement, dated December 20, 2015, by and among Darwin Holdings Limited, OCI N.V., CF B.V., Capricorn Capital B.V., Leo Capital B.V., and Aquarius Investments B.V. (incorporated by reference to Exhibit 2.2 to CF Holdings' Current Report on Form 8-K filed with the SEC on December 23, 2015, File No. 001-32597)

2.9
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Capricorn Capital B.V. (incorporated by reference to Exhibit 2.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.10
Amendment No. 1 to the Irrevocable Undertaking, dated November 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Capricorn Capital B.V. (incorporated by reference to Exhibit 2.6 to CF B.V.’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

2.11
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Leo Capital B.V. (incorporated by reference to Exhibit 2.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.12
Irrevocable Undertaking, dated August 6, 2015, by and among CF Industries Holdings, Inc., OCI N.V. and Aquarius Investments B.V. (incorporated by reference to Exhibit 2.5 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
2.13
Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of December 18, 2015, by and between CF Industries Sales, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597) *

3.1
Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on May 14, 2014, File No. 333-195936)

3.2
Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2015, File No. 001-32597)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)

4.2
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

4.6
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

4.7
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

4.9
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

4.10
Note Purchase Agreement, dated September 24, 2015, among CF Industries Holdings, Inc., CF Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 30, 2015, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.11
First Amendment, dated as of December 20, 2015, to the Note Purchase Agreement dated September 24, 2015, among CF Industries Holdings, Inc., CF Industries, Inc. and the noteholders party thereto (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)

10.1
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

10.2
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.3
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**

10.4
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)**

10.5
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597**

10.6
Change in Control Severance Agreement, effective as of August 1, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Wendy S. Jablow Spertus (incorporated by reference to Exhibit (e)(8) to CF Industries Holdings, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)**

10.7
Change in Control Severance Agreement, effective as of April 29, 2005 and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Philipp P. Koch (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

10.8
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)**

10.9
Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall (incorporated by reference to Exhibit 10.10 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.10
Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)**

10.11
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.12
CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, amended as of December 13, 2007 (incorporated by reference to Exhibit 10.15 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**

10.13
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.14
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014, File No. 001-32597)**

10.15
CF Industries Holdings, Inc. Supplemental Benefit and Deferral Plan (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2014, File No. 001-32597)**

10.16
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)**

10.17
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**

10.18
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**

10.19
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.20
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.21
Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)**

10.22
Form of Amendment to Non-Qualified Stock Option Award Agreements (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)**

10.23	Form of Non-Qualified Stock Option Award Agreement**

10.24
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2009, File No. 001-32597)**

10.25
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.26
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.27
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)**

10.28	Form of Restricted Stock Unit Award Agreement**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.29
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.30
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.31
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)**

10.32
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, File No. 001-32597)**

10.33	Form of Performance Restricted Stock Unit Award Agreement**

10.34
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, File No. 001-32597)**

10.35
Form of Executive Excise Tax and Waiver Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)**

10.36
Letter Agreement between Philipp P. Koch and CF Industries Holdings, Inc. (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)**

10.37
Commitment Letter, dated August 6, 2015, by and among Morgan Stanley Senior Funding, Inc., Goldman Sachs Bank USA and CF Industries Holdings, Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

10.38
Third Amended and Restated Revolving Credit Agreement, dated as of September 18, 2015, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley Bank, N.A., Goldman Sachs Bank USA, Bank of Montreal, Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Wells Fargo Bank, National Association, as issuing banks (incorporated by reference to Exhibit 10.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2015, File No. 001-32597)

10.39
Amendment No. 1, dated as of December 20, 2015, to the Third Amended and Restated Revolving Credit Agreement among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to CF Holdings' Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)

10.40
364-Day Bridge Credit Agreement, dated as of September 18, 2015, among CF Industries Holdings, Inc., the borrowers from time to time party thereto, the lenders from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2015, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.41
Amendment No. 1, dated as of December 20, 2015, to the 364-Day Bridge Credit Agreement among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to CF Holdings' Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)

10.42
Amended and Restated Nitrogen Fertilizer Purchase Agreement, dated December 18, 2015, by and between CF Industries Nitrogen, LLC and CHS Inc. (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 18, 2015, File No. 001-32597) *

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

101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements

_______________________________________________________________________________

*	Portions omitted pursuant to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.