Form 10-Q
period 2016-03-31
CF Industries Holdings, Inc.
filed 2016-05-05
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,093,602 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 29, 2016.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in millions, except per share amounts)
Net sales	$1,004	$954
Cost of sales	787	538
Gross margin	217	416
Selling, general and administrative expenses	45	40
Transaction costs	14	—
Other operating—net	61	18
Total other operating costs and expenses	120	58
Equity in earnings of operating affiliates	—	9
Operating earnings	97	367
Interest expense	38	34
Interest income	(1)	(1)
Other non-operating—net	(2)	—
Earnings before income taxes and equity in earnings of non-operating affiliates	62	334
Income tax provision	15	113
Equity in earnings of non-operating affiliates—net of taxes	—	15
Net earnings	47	236
Less: Net earnings attributable to noncontrolling interests	21	5
Net earnings attributable to common stockholders	$26	$231
Net earnings per share attributable to common stockholders(1):
Basic	$0.11	$0.96
Diluted	$0.11	$0.96
Weighted-average common shares outstanding(1):
Basic	233.2	239.7
Diluted	233.5	240.6
Dividends declared per common share(1)	$0.30	$0.30
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for the prior period to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in millions)
Net earnings	$47	$236
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	48	(86)
Defined benefit plans—net of taxes	—	6
	48	(80)
Comprehensive income	95	156
Less: Comprehensive income attributable to noncontrolling interests	21	5
Comprehensive income attributable to common stockholders	$74	$151

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	December 31, 2015
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,689	$286
Restricted cash	12	23
Accounts receivable—net	262	267
Inventories	304	321
Prepaid income taxes	207	185
Other current assets	46	45
Total current assets	3,520	1,127
Property, plant and equipment—net	9,052	8,539
Investments in affiliates	298	298
Goodwill	2,384	2,390
Other assets	327	329
Total assets	$15,581	$12,683
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$880	$918
Income taxes payable	4	5
Customer advances	227	162
Other current liabilities	162	130
Total current liabilities	1,273	1,215
Long-term debt	5,539	5,537
Deferred income taxes	955	916
Other liabilities	620	628
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2016—235,490,941 shares issued and 2015—235,493,395 shares issued	2	2
Paid-in capital	1,381	1,378
Retained earnings	3,014	3,058
Treasury stock—at cost, 2016—2,411,839 shares and 2015—2,411,839 shares	(153)	(153)
Accumulated other comprehensive loss	(202)	(250)
Total stockholders' equity	4,042	4,035
Noncontrolling interests	3,152	352
Total equity	7,194	4,387
Total liabilities and equity	$15,581	$12,683
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock(1)	Treasury Stock(1)	Paid-In Capital(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2014(1)	$2	$(222)	$1,414	$3,175	$(160)	$4,209	$363	$4,572
Net earnings	—	—	—	231	—	231	5	236
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(86)	(86)	—	(86)
Defined benefit plans—net of taxes	—	—	—	—	6	6	—	6
Comprehensive income						151	5	156
Purchases of treasury stock	—	(237)	—	—	—	(237)	—	(237)
Issuance of $0.01 par value common stock under employee stock plans	—	—	6	—	—	6	—	6
Stock-based compensation expense	—	—	4	—	—	4	—	4
Excess tax benefit from stock-based compensation	—	—	1	—	—	1	—	1
Cash dividends ($0.30 per share)(1)	—	—	—	(72)	—	(72)	—	(72)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(11)	(11)
Balance as of March 31, 2015(1)	$2	$(459)	$1,425	$3,334	$(240)	$4,062	$357	$4,419
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	26	—	26	21	47
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	48	48	—	48
Comprehensive income						74	21	95
Stock-based compensation expense	—	—	3	—	—	3	—	3
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balance as of March 31, 2016	$2	$(153)	$1,381	$3,014	$(202)	$4,042	$3,152	$7,194
_______________________________________________________________________________

(1)
Amounts have been retroactively restated for the prior period to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$47	$236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146	115
Deferred income taxes	36	—
Stock-based compensation expense	4	4
Excess tax benefit from stock-based compensation	—	(1)
Unrealized loss (gain) on derivatives	18	(11)
Loss on disposal of property, plant and equipment	3	6
Undistributed earnings of affiliates—net of taxes	(4)	(18)
Changes in:
Accounts receivable—net	4	24
Inventories	16	(68)
Accrued and prepaid income taxes	(23)	84
Accounts payable and accrued expenses	(6)	(11)
Customer advances	65	170
Other—net	40	1
Net cash provided by operating activities	346	531
Investing Activities:
Additions to property, plant and equipment	(676)	(445)
Proceeds from sale of property, plant and equipment	2	3
Withdrawals from restricted cash funds	11	23
Other—net	1	(11)
Net cash used in investing activities	(662)	(430)
Financing Activities:
Proceeds from short-term borrowings	150	—
Payments of short-term borrowings	(150)	—
Financing fees	—	(2)
Dividends paid on common stock	(70)	(72)
Issuance of noncontrolling interest in CFN	2,800	—
Distributions to noncontrolling interest	(13)	(11)
Purchases of treasury stock	—	(236)
Issuances of common stock under employee stock plans	—	6
Excess tax benefit from stock-based compensation	—	1
Net cash provided by (used in) financing activities	2,717	(314)
Effect of exchange rate changes on cash and cash equivalents	2	(5)
Increase (decrease) in cash and cash equivalents	2,403	(218)
Cash and cash equivalents at beginning of period	286	1,997
Cash and cash equivalents at end of period	$2,689	$1,779
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our manufacturing and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana; Yazoo City, Mississippi; and Billingham, United Kingdom manufacturing facilities.
All references to "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries. All references to "CF Holdings" refer to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2015, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of pension and postretirement employee benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

2.   New Accounting Standards
Recently Adopted Pronouncement
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued the related ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies ASU No. 2015-03 and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU No. 2015-03 and ASU No. 2015-15 retrospectively in the first quarter of 2016, which resulted in the reclassification of deferred debt issuance costs of $56 million from other assets to an offset of long-term debt on our consolidated balance sheet as of December 31, 2015. Deferred debt issuance costs related to our senior unsecured revolving credit agreement continue to be reflected in other assets. See Note 12—Financing Agreements for additional information.
Recently Issued Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes a number of changes meant to simplify and improve accounting for share-based payments including amendments to share-based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, effective for annual and interim periods beginning after December 15, 2016. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU No. 2014-09, as amended, on our consolidated financial statements.

3.   Acquisitions
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us. The purchase price was funded with cash on hand. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes.
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

	Original Valuation	Net Adjustments to Fair Value in 2015	Adjusted Valuation as of December 31, 2015
	(in millions)
Fair value of consideration transferred	$570	$—	$570
Fair value of 50% of equity interest already held by the Company	570	—	570
Total fair value	$1,140	$—	$1,140
Assets acquired and liabilities assumed
Current assets	$165	$1	$166
Property, plant and equipment	898	—	898
Goodwill	328	(8)	320
Other assets	140	(1)	139
Total assets acquired	1,531	(8)	1,523

Current liabilities	74	1	75
Deferred tax liabilities—noncurrent	129	(9)	120
Other liabilities	188	—	188
Total liabilities assumed	391	(8)	383
Total net assets acquired	$1,140	$—	$1,140
During the first quarter of 2016, there were no adjustments made to the fair value of the assets acquired and liabilities assumed related to the CF Fertilisers UK acquisition.
Current assets acquired included cash of $19 million, accounts receivable of $73 million and inventory of $67 million. The acquired property, plant and equipment will be depreciated over a period consistent with our existing fixed assets depreciation policy.
The acquisition resulted in the recognition of $320 million of goodwill, which is not deductible for income tax purposes. Other assets acquired included intangible assets of $132 million. See Note 7—Goodwill and Other Intangible Assets for additional information.

Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses of OCI N.V. (OCI). OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. The combination transaction includes OCI’s nitrogen production facility in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. The Combination Agreement also includes the purchase by CF Holdings or its designee of a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline greenfield methanol project in Texas. In March 2016, CF Holdings consented to OCI’s entering into a binding agreement to sell a 50% interest in the Natgasoline project to a third party, and OCI agreed that CF Holdings has no further obligation to purchase an investment in the project under the Combination Agreement. The OCI businesses that are included in the combination transaction, excluding the Natgasoline project, are referred to in this report as the ENA Business.
Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. OCI will contribute the entities holding the ENA Business to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration. The transaction is subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other closing conditions.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Holdings obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the Combination Agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement for additional information.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2016	2015
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$26	$231
Basic earnings per common share(1):
Weighted-average common shares outstanding	233.2	239.7
Net earnings attributable to common stockholders	$0.11	$0.96
Diluted earnings per common share(1):
Weighted-average common shares outstanding	233.2	239.7
Dilutive common shares—stock options	0.3	0.9
Diluted weighted-average shares outstanding	233.5	240.6
Net earnings attributable to common stockholders	$0.11	$0.96
_______________________________________________________________________________

(1)
Share and per share amounts have been retroactively restated for the prior period to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 4.2 million and 0.8 million for the three months ended March 31, 2016 and 2015, respectively.
5.   Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Finished goods	$269	$286
Raw materials, spare parts and supplies	35	35
Total inventories	$304	$321
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Land	$68	$68
Machinery and equipment	7,757	7,348
Buildings and improvements	335	271
Construction in progress(1)	3,831	3,626
Property, plant and equipment	11,991	11,313
Less: Accumulated depreciation and amortization	2,939	2,774
Property, plant and equipment—net	$9,052	$8,539
_______________________________________________________________________________

(1)
As of March 31, 2016 and December 31, 2015, we had construction in progress that was accrued but unpaid of $515 million and $543 million, respectively. These amounts included accruals related to our capacity expansion projects of $463 million and $471 million as of March 31, 2016 and December 31, 2015, respectively.

Depreciation and amortization related to property, plant and equipment was $140 million and $103 million for the three months ended March 31, 2016 and 2015, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of plant turnaround activity:

	Three months ended March 31,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$220	$153
Additions	10	27
Depreciation	(22)	(14)
Effect of exchange rate changes	3	(2)
Ending balance	$211	$164

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
7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2016 and December 31, 2015:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2015	$587	$828	$576	$324	$75	$2,390
Effect of exchange rate changes	1	1	—	(7)	(1)	(6)
Balance as of March 31, 2016	$588	$829	$576	$317	$74	$2,384
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$137	$(20)	$117	$140	$(18)	$122
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	34	(1)	33	35	(1)	34
Total intangible assets	$181	$(31)	$150	$185	$(29)	$156
Included in the table above are intangible assets of $132 million identified in connection with the July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. See Note 3—Acquisitions for additional information. CF Fertilisers UK's intangible assets are being amortized over a weighted-average life of approximately 20 years.
Amortization expense of our identifiable intangible assets was $2 million and $6 million for the three months ended March 31, 2016 and 2015, respectively. In early 2015, management approved a plan to discontinue the usage of TerraCair brand in the sale of DEF. Based on the change in the usage of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for the remainder of 2016 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2016	$7
2017	9
2018	9
2019	9
2020	9
2021	9

8.  Equity Method Investments
Operating Equity Method Investment
As of March 31, 2016 and December 31, 2015, we have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
The total carrying value of our equity method investment in PLNL as of March 31, 2016 was $214 million more than our share of PLNL's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 18 years and 3 years, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $16 million and $30 million for the three months ended March 31, 2016 and 2015, respectively.
In the fourth quarter of 2015, we determined the carrying value of our investment in PLNL exceeded fair value and recognized an impairment charge of $62 million. See Note 9—Fair Value Measurements for additional information.
Non-Operating Equity Method Investments
As of March 31, 2016 and December 31, 2015, we no longer have non-operating equity method investments as a result of the sale of our 50% ownership interest in KEYTRADE AG during the second quarter of 2015 and our July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. See Note 3—Acquisitions for additional information.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$136	$—	$—	$136
Cash equivalents:
U.S. and Canadian government obligations	2,533	—	—	2,533
Other debt securities	20	—	—	20
Total cash and cash equivalents	$2,689	$—	$—	$2,689
Restricted cash	12	—	—	12
Nonqualified employee benefit trusts	18	1	—	19

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71	$—	$—	$71
Cash equivalents:
U.S. and Canadian government obligations	190	—	—	190
Other debt securities	25	—	—	25
Total cash and cash equivalents	$286	$—	$—	$286
Restricted cash	23	—	—	23
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2016 and December 31, 2015 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$2,553	$2,553	$—	$—
Restricted cash	12	12	—	—
Derivative assets	3	—	3	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(232)	—	(232)	—

	December 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$215	$215	$—	$—
Restricted cash	23	23	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(211)	—	(211)	—
Cash Equivalents
As of March 31, 2016 and December 31, 2015, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash
We maintain a cash account for which the use of the funds is restricted. The restricted cash as of March 31, 2016 and December 31, 2015 was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we are required to grant an affiliate of ThyssenKrupp Industrial Solutions a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas options and foreign currency forward contracts traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions and large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. The currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 13—Derivative Financial Instruments for additional information.
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
Financial Instruments
The carrying amounts and estimated fair values of our financial instruments are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,539	$5,614	$5,537	$5,456
The fair value of our long-term debt was based on either quoted prices for identical or similar liabilities in markets that are not active or valuation models in which all significant inputs and value drivers are observable and, as a result, are classified as Level 2 inputs.
The carrying amounts of cash and cash equivalents, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries which may be written down to fair value as a result of impairment. We determined that the fair value measurements related to each of these rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets. Since certain of the Company’s assumptions involve inputs that are not observable, these assumptions reside within Level 3 of the fair value hierarchy.

Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). See Note 8—Equity Method Investments for additional information. The joint venture continues to generate positive income and cash flow; however, it experienced natural gas curtailments in 2014 and 2015, which have continued into 2016, due to major maintenance activities being conducted at upstream natural gas facilities and decreased gas exploration and development activity in the Republic of Trinidad and Tobago. Natural gas is the principal raw material used to produce nitrogen fertilizers; therefore, a decrease in availability of natural gas would lead to lower revenues and cash flows. In our fourth quarter 2015 impairment analysis, our assumptions included that these curtailments were expected to continue into the future. We previously assumed that future development and exploration activities within Trinidad would reduce the natural gas curtailments. However, commitments from NGC regarding the level of future availability and the related cost are not available. The future availability and cost of natural gas represents a significant assumption which is included in the projection of future revenue and expenses of the business used in the discounted cash flow model utilized to estimate fair value for our impairment analysis. In the fourth quarter of 2015, recognizing that natural gas curtailments are expected to continue into the future, we determined the carrying value of our investment in PLNL exceeded fair value and recognized an impairment charge of $62 million.
10.   Income Taxes
Our income tax provision for the three months ended March 31, 2016 was $15 million on pre-tax income of $62 million, or an effective tax rate of 24.7%. For the three months ended March 31, 2015, our income tax provision was $113 million on pre-tax income of $334 million, or an effective tax rate of 33.8%. Our effective tax rate for the three months ended March 31, 2016 is impacted by the increase in earnings attributable to noncontrolling interests as our tax provision does not include a tax provision on these earnings. The decrease in our effective tax rate is partially offset by the impact of certain transactional expenses that are not deductible for tax purposes and a reduction in the tax benefits from the U.S. manufacturing profits deduction.
Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of noncontrolling interests, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and Terra Nitrogen Company, L.P. (TNCLP), which do not record an income tax provision. See Note 14—Noncontrolling Interests for additional information.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2016	2015
	(in millions)
Interest on borrowings(1)	$76	$63
Fees on financing agreements(1)	4	1
Interest on tax liabilities	1	1
Interest capitalized	(43)	(31)
Total interest expense	$38	$34
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

12.  Financing Agreements
Long-term debt presented on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	March 31, 2016		December 31, 2015
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$793	$800	$792
7.125% due 2020	7.529%	800	789	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.626%	250	248	250	248
4.930% due 2025	5.034%	500	496	500	496
5.030% due 2027	5.121%	250	248	250	248
Total long-term debt		$5,600	$5,539	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount of $7 million at both March 31, 2016 and December 31, 2015, and deferred debt issuance costs of $54 million and $56 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
In connection with our adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (See Note 2—New Accounting Standards for additional information), December 31, 2015 carrying amounts have been retrospectively adjusted to include a direct deduction of deferred debt issuance costs of $56 million. Prior to the adoption, these costs were included in other assets on our consolidated balance sheets.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of CF Holdings, other than CF Industries, becomes a borrower or a guarantor under our senior unsecured revolving credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Private Senior Notes
The senior notes due 2022, 2025 and 2027 (the Private Senior Notes) are governed by the terms of a note purchase agreement (as amended, the Note Purchase Agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually on April 15 and October 15. All obligations under the Note Purchase Agreement are unsecured.

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
On and after the date of the closing of the transactions contemplated by the Combination Agreement (the Combination Agreement Closing Date), New CF would be required to guarantee the obligations under the Note Purchase Agreement. In addition, certain of CF Holdings' wholly owned U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings' wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Note Purchase Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF. See Note 3—Acquisitions for additional information related to the Combination Agreement.
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
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, the Revolving Credit Agreement) providing for a revolving credit facility of up to $2.0 billion with a maturity of September 18, 2020. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. Following the satisfaction of specified conditions, including the occurrence of the Combination Agreement Closing Date (the Darwin Acquisition Conditions Satisfaction), New CF would become a party to the Revolving Credit Agreement as the Dutch borrower and CF Industries would cease to be a borrower under the Revolving Credit Agreement. CF Industries or, following the Darwin Acquisition Conditions Satisfaction, New CF, may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, euro and sterling, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ (or, after the Darwin Acquisition Conditions Satisfaction, New CF’s) credit rating at the time.
Certain of CF Holdings’ wholly owned U.S. subsidiaries, and, on and after the Darwin Acquisition Conditions Satisfaction, certain of New CF’s and CF Holdings’ wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Bridge Credit Agreement (as defined below).
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
As of March 31, 2016, we had excess borrowing capacity under the Revolving Credit Agreement of $1,995 million (net of outstanding letters of credit of $5 million), and there were no borrowings outstanding as of March 31, 2016 or December 31, 2015. Maximum borrowings during the three months ended March 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%. There were no borrowings during the three months ended March 31, 2015.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings proposed combination with the ENA Business of OCI (see Note 3—Acquisitions for additional information), CF Holdings, as a guarantor, and CF Industries, as the tranche A borrower, entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). On the tranche B closing date, as defined in the Bridge Credit Agreement, New CF would become a party to the Bridge Credit Agreement as the tranche B borrower. The tranche B closing date would occur upon the satisfaction of specified conditions, including the occurrence of the closing under the Combination Agreement.
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

Currently, CF Holdings and CF Industries are the only guarantors of the obligations under the Bridge Credit Agreement. Certain of CF Holdings’ wholly owned U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Bridge Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Revolving Credit Agreement.
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
As of March 31, 2016 and December 31, 2015, we had open natural gas derivative contracts for 370.7 million MMBtus (millions of British thermal units) and 431.5 million MMBtus, respectively. For the three months ended March 31, 2016, we used derivatives to cover approximately 85% of our natural gas consumption.
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
As of March 31, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €66 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of March 31, 2016 accumulated other comprehensive income includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in accumulated other comprehensive income is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. The amount recognized during the three months ended March 31, 2016 was insignificant. We expect that the amounts to be reclassified within the next twelve months will be insignificant.

The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Unrealized gain (loss) recognized in income
		Three months ended March 31,
	Location	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$(21)	$28
Foreign exchange contracts	Other operating—net	3	(12)
Unrealized (losses) gains recognized in income		$(18)	$16

	Gain (loss) in income
	Three months ended March 31,
All Derivatives	2016	2015
	(in millions)
Unrealized (losses) gains	$(18)	$16
Realized losses	(56)	(43)
Net derivative losses	$(74)	$(27)
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2016 and December 31, 2015, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
		(in millions)			(in millions)
Foreign exchange contracts	Other current assets	$3	$—	Other current liabilities	$—	$—
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	—	—	Other current liabilities	(162)	(130)
Natural gas derivatives	Other assets	—	—	Other liabilities	(70)	(81)
Total derivatives		$3	$—		$(232)	$(211)
Current / Noncurrent totals
	Other current assets	$3	$—	Other current liabilities	$(162)	$(130)
	Other assets	—	—	Other liabilities	(70)	(81)
Total derivatives		$3	$—		$(232)	$(211)
As of March 31, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in a net liability position was $232 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2016 and December 31, 2015:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2016
Total derivative assets	$3	$3	$—	$—
Total derivative liabilities	232	3	—	229
Net derivative liabilities	$(229)	$—	$—	$(229)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	211	—	—	211
Net derivative liabilities	$(211)	$—	$—	$(211)
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

14.   Noncontrolling Interests
CF Industries Nitrogen, LLC (CFN)
Our strategic venture with CHS Inc. (CHS) commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual distributions from CFN as a result of its minority equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the supply agreement.
Additionally, under the terms of the strategic venture, if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative and recorded a liability of $8 million, which is included in other liabilities on our consolidated balance sheet.
Terra Nitrogen Company L.P. (TNCLP)
TNCLP is a master limited partnership (MLP) that owns a nitrogen manufacturing facility in Verdigris, Oklahoma. We own an aggregate 75.3% of TNCLP through general and limited partnership interests. Outside investors own the remaining 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership are consolidated into our financial statements. The outside investors' limited partnership interests in the partnership are recorded in noncontrolling interest in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders' interest in the earnings and equity of TNCLP. Affiliates of CF Industries are required to purchase all of TNCLP's fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
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
In each of the applicable quarters of 2016 and 2015, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2016 and 2015, were $10 million and $20 million, respectively.
As of March 31, 2016, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.

A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Three months ended March 31,
	2016			2015
	CFN	TNCLP	Total	TNCLP
	(in millions)
Noncontrolling interests:
Beginning balance	$—	$352	$352	$363
Issuance of noncontrolling interest in CFN	2,792	—	2,792	—
Earnings attributable to noncontrolling interests	17	4	21	5
Declaration of distributions payable	—	(13)	(13)	(11)
Ending balance	$2,809	$343	$3,152	$357
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—
Declaration of distributions payable	—	13	13	11
Distributions to noncontrolling interest	—	(13)	(13)	(11)
Ending balance	$—	$—	$—	$—
Proposed Internal Revenue Service Regulation Impacting Master Limited Partnerships
Currently, no federal income taxes are paid by TNCLP due to its MLP status. Partnerships are generally not subject to federal income tax, although publicly traded partnerships (such as TNCLP) are treated as corporations for federal income tax purposes (and therefore are subject to federal income tax), unless at least 90% of the partnership's gross income is "qualifying income" as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and the partnership is not required to register as an investment company under the Investment Company Act of 1940. Any change in the tax treatment of income from fertilizer-related activities as qualifying income could cause TNCLP to be treated as a corporation for federal income tax purposes. If TNCLP were taxed as a corporation, under current law, due to its current ownership interest, CF Industries would qualify for a partial dividends received deduction on the dividends received from TNCLP. Therefore, we would not expect a change in the tax treatment of TNCLP to have a material impact on the consolidated financial condition or results of operations of CF Holdings.
On May 6, 2015, the Internal Revenue Service (IRS) published proposed regulations on the types of income and activities that constitute or generate qualifying income of an MLP. The proposed regulations would have the effect of limiting the types of income and activities that qualify under the MLP rules, subject to certain transition provisions. The proposed regulations include certain processing or refining and transportation activities with respect to any mineral or natural resource (including fertilizer) as activities that generate qualifying income, but the proposed regulations reserve on specific proposals regarding fertilizer-related activities. We continue to monitor these IRS regulatory activities.

15.   Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2014	$(41)	$1	$5	$(125)	$(160)
Reclassification to earnings	—	—	—	2	2
Effect of exchange rate changes and deferred taxes	(86)	—	—	4	(82)
Balance as of March 31, 2015	$(127)	$1	$5	$(119)	$(240)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Effect of exchange rate changes and deferred taxes	48	—	—	—	48
Balance as of March 31, 2016	$(150)	$1	$5	$(58)	$(202)
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(in millions)
Defined Benefit Plans
Amortization of prior service (benefit) cost(1)	$—	$—
Amortization of net loss(1)	—	2
Total before tax	—	2
Tax effect	—	(1)
Net of tax	$—	$1
Total reclassifications for the period	$—	$1
_______________________________________________________________________________

(1)
These components are included in the computation of net periodic pension cost and were reclassified from accumulated other comprehensive income (loss) into cost of sales and selling, general and administrative expenses.

Treasury Stock
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
No share repurchases were made during the first quarter of 2016. In the first quarter of 2015, we repurchased 4.1 million shares for $237 million. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. The number of shares has been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

16.  Contingencies
Litigation
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Holdings (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. These cases will be set for trial in the upcoming months at the discretion of the Court. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. Due to the uncertain nature of this litigation, the Company cannot provide a range of reasonably possible loss in these lawsuits. However, based upon currently available information, including available insurance coverage, we do not believe that the West Fertilizer Co. litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Furthermore, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. Ozone design values computed for the Baton Rouge nonattainment area suggest the area has achieved attainment with the 2008 8-hour ozone standard. On August 27, 2015, EPA proposed reclassifying the Baton Rouge nonattainment area for ozone as in attainment with the 2008 ozone standard based on 2012-2014 data. EPA has not yet finalized this reclassification. However, on October 1, 2015, EPA published a more stringent national ambient air quality standard for ozone that could cause Baton Rouge to again be classified as nonattainment area.
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
Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the former mine site or a possible claim for natural resource damages. However, based on currently available information, we do not expect that any remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

17.  Segment Disclosures
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.
Our assets, with the exception of goodwill, are not monitored by or reported to our CODM by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets.
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2016 and 2015 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended March 31, 2016
Net sales	$267	$235	$309	$125	$68	$1,004
Cost of sales	204	175	231	112	65	787
Gross margin	$63	$60	$78	$13	$3	217
Total other operating costs and expenses						120
Equity in earnings of operating affiliates						—
Operating earnings						$97
Three months ended March 31, 2015(2)
Net sales	$288	$212	$356	$51	$47	$954
Cost of sales	168	100	197	43	30	538
Gross margin	$120	$112	$159	$8	$17	416
Total other operating costs and expenses						58
Equity in earnings of operating affiliates						9
Operating earnings						$367
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)	In the third quarter of 2015, we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the Public Senior Notes issued by CF Industries, a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Public Senior Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under the registration statements that have been filed or may be filed by Parent and CF Industries with the SEC. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020. As of March 31, 2016, none of such subsidiaries of Parent was, or was required to be, a guarantor to the Public Senior Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the three months ended March 31, 2016 and 2015, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of March 31, 2016 and December 31, 2015. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$145	$1,037	$(178)	$1,004
Cost of sales	—	48	917	(178)	787
Gross margin	—	97	120	—	217
Selling, general and administrative expenses	1	1	43	—	45
Transaction costs	10	—	4	—	14
Other operating—net	(1)	1	61	—	61
Total other operating costs and expenses	10	2	108	—	120
Equity in earnings of operating affiliates	—	—	—	—	—
Operating (losses) earnings	(10)	95	12	—	97
Interest expense	—	85	(24)	(23)	38
Interest income	—	(17)	(7)	23	(1)
Net earnings of wholly owned subsidiaries	(32)	(14)	—	46	—
Other non-operating—net	—	—	(2)	—	(2)
Earnings before income taxes and equity in earnings of non-operating affiliates	22	41	45	(46)	62
Income tax (benefit) provision	(4)	9	10	—	15
Equity in earnings of non-operating affiliates—net of taxes	—	—	—	—	—
Net earnings	26	32	35	(46)	47
Less: Net earnings attributable to noncontrolling interests	—	—	21	—	21
Net earnings attributable to common stockholders	$26	$32	$14	$(46)	$26

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$26	$32	$35	$(46)	$47
Other comprehensive income (losses)	48	48	47	(95)	48
Comprehensive income	74	80	82	(141)	95
Less: Comprehensive income attributable to noncontrolling interests	—	—	21	—	21
Comprehensive income attributable to common stockholders	$74	$80	$61	$(141)	$74

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$81	$1,004	$(131)	$954
Cost of sales	—	81	588	(131)	538
Gross margin	—	—	416	—	416
Selling, general and administrative expenses	1	—	39	—	40
Other operating—net	—	(5)	23	—	18
Total other operating costs and expenses	1	(5)	62	—	58
Equity in earnings of operating affiliates	—	—	9	—	9
Operating (losses) earnings	(1)	5	363	—	367
Interest expense	—	65	(31)	—	34
Interest income	—	—	(1)	—	(1)
Net earnings of wholly owned subsidiaries	(231)	(271)	—	502	—
Other non-operating—net	—	—	—	—	—
Earnings before income taxes and equity in earnings of non-operating affiliates	230	211	395	(502)	334
Income tax (benefit) provision	(1)	(20)	134	—	113
Equity in earnings of non-operating affiliates—net of taxes	—	—	15	—	15
Net earnings	231	231	276	(502)	236
Less: Net earnings attributable to noncontrolling interest	—	—	5	—	5
Net earnings attributable to common stockholders	$231	$231	$271	$(502)	$231

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$231	$231	$276	$(502)	$236
Other comprehensive income (losses)	(80)	(80)	(81)	161	(80)
Comprehensive income	151	151	195	(341)	156
Less: Comprehensive income attributable to noncontrolling interest	—	—	5	—	5
Comprehensive income attributable to common stockholders	$151	$151	$190	$(341)	$151

Condensed Consolidating Balance Sheet

	March 31, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$3	$1	$2,685	$—	$2,689
Restricted cash	—	—	12	—	12
Accounts and notes receivable—net	—	1,422	1,593	(2,753)	262
Inventories	—	—	304	—	304
Prepaid income taxes	—	—	207	—	207
Other current assets	—	24	22	—	46
Total current assets	3	1,447	4,823	(2,753)	3,520
Property, plant and equipment—net	4	—	9,048	—	9,052
Investments in affiliates	4,312	9,711	298	(14,023)	298
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,384	—	2,384
Other assets	—	18	309	—	327
Total assets	$4,890	$11,176	$16,864	$(17,349)	$15,581
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$848	$624	$2,161	$(2,753)	$880
Income taxes payable	—	—	4	—	4
Customer advances	—	—	227	—	227
Other current liabilities	—	—	162	—	162
Total current liabilities	848	624	2,554	(2,753)	1,273
Long-term debt	—	5,539	—	—	5,539
Deferred income taxes	—	62	893	—	955
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	65	555	—	620
Equity:
Stockholders' equity:
Preferred stock	—	—	16	(16)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,381	(13)	9,937	(9,924)	1,381
Retained earnings	3,014	4,528	(41)	(4,487)	3,014
Treasury stock	(153)	—	—	—	(153)
Accumulated other comprehensive income (loss)	(202)	(202)	(203)	405	(202)
Total stockholders' equity	4,042	4,313	9,710	(14,023)	4,042
Noncontrolling interests	—	—	3,152	—	3,152
Total equity	4,042	4,313	12,862	(14,023)	7,194
Total liabilities and equity	$4,890	$11,176	$16,864	$(17,349)	$15,581

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1	$—	$285	$—	$286
Restricted cash	—	—	23	—	23
Accounts and notes receivable—net	1	2,987	1,565	(4,286)	267
Inventories	—	—	321	—	321
Prepaid income taxes	—	—	185	—	185
Other current assets	—	24	21	—	45
Total current assets	2	3,011	2,400	(4,286)	1,127
Property, plant and equipment—net	—	—	8,539	—	8,539
Investments in affiliates	4,303	8,148	298	(12,451)	298
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,390	—	2,390
Other assets	—	19	310	—	329
Total assets	$4,876	$11,178	$13,939	$(17,310)	$12,683
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$841	$648	$3,715	$(4,286)	$918
Income taxes payable	—	—	5	—	5
Customer advances	—	—	162	—	162
Other current liabilities	—	—	130	—	130
Total current liabilities	841	648	4,012	(4,286)	1,215
Long-term debt	—	5,537	—	—	5,537
Deferred income taxes	—	52	864	—	916
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	66	562	—	628
Equity:
Stockholders' equity:
Preferred stock	—	—	17	(17)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,378	(13)	8,365	(8,352)	1,378
Retained earnings	3,058	4,565	16	(4,581)	3,058
Treasury stock	(153)	—	—	—	(153)
Accumulated other comprehensive income (loss)	(250)	(250)	(250)	500	(250)
Total stockholders' equity	4,035	4,302	8,149	(12,451)	4,035
Noncontrolling interest	—	—	352	—	352
Total equity	4,035	4,302	8,501	(12,451)	4,387
Total liabilities and equity	$4,876	$11,178	$13,939	$(17,310)	$12,683

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$26	$32	$35	$(46)	$47
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	2	144	—	146
Deferred income taxes	—	10	26	—	36
Stock-based compensation expense	4	—	—	—	4
Unrealized loss on derivatives	—	—	18	—	18
Loss on disposal of property, plant and equipment	—	—	3	—	3
Undistributed (earnings) loss of affiliates—net	(32)	(14)	(4)	46	(4)
Changes in:
Accounts and notes receivable—net	1	63	(33)	(27)	4
Inventories	—	—	16	—	16
Accrued and prepaid income taxes	—	—	(23)	—	(23)
Accounts and notes payable and accrued expenses	(1)	(11)	(21)	27	(6)
Customer advances	—	—	65	—	65
Other—net	—	—	40	—	40
Net cash (used in) provided by operating activities	(2)	82	266	—	346
Investing Activities:
Additions to property, plant and equipment	(5)	—	(671)	—	(676)
Proceeds from sale of property, plant and equipment	—	—	2	—	2
Withdrawals from restricted cash funds	—	—	11	—	11
Other—net	—	—	1	—	1
Net cash used in investing activities	(5)	—	(657)	—	(662)
Financing Activities:
Short-term debt—net	9	(81)	72	—	—
Dividends paid on common stock	(70)	(70)	(70)	140	(70)
Dividends to/from affiliates	70	70	—	(140)	—
Issuance of noncontrolling interest in CFN	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	(13)	—	(13)
Net cash provided by (used in) financing activities	9	(81)	2,789	—	2,717
Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2
Increase in cash and cash equivalents	2	1	2,400	—	2,403
Cash and cash equivalents at beginning of period	1	—	285	—	286
Cash and cash equivalents at end of period	$3	$1	$2,685	$—	$2,689

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$231	$231	$276	$(502)	$236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	2	113	—	115
Deferred income taxes	—	10	(10)	—	—
Stock-based compensation expense	3	—	1	—	4
Excess tax benefit from stock-based compensation	(1)	—	—	—	(1)
Unrealized gain on derivatives	—	—	(11)	—	(11)
Loss on disposal of property, plant and equipment	—	—	6	—	6
Undistributed (earnings) loss of affiliates—net	(231)	(271)	(18)	502	(18)
Due to/from affiliates—net	1	1	(2)	—	—
Changes in:
Accounts and notes receivable—net	—	18	17	(11)	24
Inventories	—	—	(68)	—	(68)
Accrued and prepaid income taxes	—	(14)	98	—	84
Accounts and notes payable and accrued expenses	—	28	(50)	11	(11)
Customer advances	—	—	170	—	170
Other—net	—	—	1	—	1
Net cash provided by operating activities	3	5	523	—	531
Investing Activities:
Additions to property, plant and equipment	—	—	(445)	—	(445)
Proceeds from sale of property, plant and equipment	—	—	3	—	3
Withdrawals from restricted cash funds	—	—	23	—	23
Other—net	—	—	(11)	—	(11)
Net cash used in investing activities	—	—	(430)	—	(430)
Financing Activities:
Short-term debt—net	226	(50)	(176)	—	—
Financing fees	—	(2)	—	—	(2)
Dividends paid on common stock	(72)	(72)	(72)	144	(72)
Dividends to/from affiliates	72	72	—	(144)	—
Distributions to noncontrolling interest	—	—	(11)	—	(11)
Purchases of treasury stock	(236)	—	—	—	(236)
Issuances of common stock under employee stock plans	6	—	—	—	6
Excess tax benefit from stock-based compensation	1	—	—	—	1
Net cash used in financing activities	(3)	(52)	(259)	—	(314)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Decrease in cash and cash equivalents	—	(47)	(171)	—	(218)
Cash and cash equivalents at beginning of period	—	106	1,891	—	1,997
Cash and cash equivalents at end of period	$—	$59	$1,720	$—	$1,779

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries. All references to "CF Holdings" refer to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Footnotes referenced in this discussion and analysis refer to the notes to unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Strategic Initiatives

•	Financial Executive Summary

•	Results of Consolidated Operations

•	First Quarter of 2016 Compared to First Quarter of 2015

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. Our manufacturing and distribution facilities are concentrated in the midwestern United States and other major agricultural areas of the United States, Canada and the United Kingdom. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana; Yazoo City, Mississippi; and Billingham, United Kingdom manufacturing facilities.
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
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement) under which we will combine with the European, North American and global distribution businesses of OCI N.V. (OCI). The combination transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. The transaction is subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other closing conditions. See Strategic Initiatives—Agreement to Combine with Certain of OCI N.V.’s Businesses below, for further details on this transaction.
Items Affecting Comparability of Results
Strategic Venture with CHS
Our strategic venture with CHS Inc. (CHS) commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from us up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. CHS is entitled to semi-annual distributions from CFN as a result of its minority equity interest in CFN based generally on the volume of granular urea and UAN purchased by CHS pursuant to the supply agreement. We began recognizing the noncontrolling interest pertaining to CHS’s ownership interest in CFN on February 1, 2016, and during the first quarter of 2016, total earnings attributable to noncontrolling interests of $17 million was recognized. Further information regarding this strategic venture can be found in Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I of this report.
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
In the fourth quarter of 2015, the new Donaldsonville granular urea plant came on line and in the first quarter of 2016, the new Donaldsonville UAN plant came on line. The new Donaldsonville granular urea and UAN plants allow us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. The completion of the new Donaldsonville ammonia plant that is expected to be commissioned later in 2016 will result in an increase in the overall nutrient ton production capacity due to the added ammonia capacity. In the first quarter of 2016 we incurred $18 million of depreciation related to the new Donaldsonville granular urea and UAN plants that have recently been commissioned. The new Port Neal ammonia and UAN plants are also both expected to be commissioned later in 2016.
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became a wholly owned subsidiary. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. This transaction increased our manufacturing capacity with the acquisition of CF Fertilisers UK’s nitrogen manufacturing complexes in Ince and Billingham, United Kingdom. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant. See Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I of this report for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the CF Fertilisers UK acquisition on July 31, 2015.

The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. The following table presents CF Fertilisers UK’s results which are included within our first quarter of 2016 financial results.

	CF Holdings Reportable Segments
CF Fertilisers UK	Ammonia	AN	Other	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2016
Net sales	$15	$83	$35	$133
Cost of sales	13	72	35	120
Gross margin	$2	$11	$—	$13
Gross margin percentage	13.3%	13.3%	—%	9.8%
Transaction Costs
In the first quarter of 2016, we incurred $14 million of transaction costs for various consulting and legal services associated with executing the strategic agreements pertaining to our proposed combination with the ENA Business of OCI and our strategic venture with CHS.
Strategic Initiatives
Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we announced that we entered into a definitive agreement (as amended, the Combination Agreement), under which we will combine with the European, North American and global distribution businesses of OCI. OCI is a global producer and distributor of natural gas-based fertilizers and industrial chemicals based in the Netherlands. The combination transaction includes OCI’s nitrogen production facilities in Geleen, Netherlands; its nitrogen production facility under construction in Wever, Iowa; its approximately 79.88% equity interest in an ammonia and methanol complex in Beaumont, Texas; and its global distribution business and the assumption of approximately $2 billion in net debt. The Combination Agreement also includes the purchase by CF Holdings or its designee of a 45% interest plus an option to acquire the remaining interest in OCI’s Natgasoline greenfield methanol project in Texas. In March 2016, CF Holdings consented to OCI’s entering into a binding agreement to sell a 50% interest in the Natgasoline project to a third party, and OCI agreed that CF Holdings has no further obligation to purchase an investment in the project under the Combination Agreement. The OCI businesses that are included in the combination transaction, excluding the Natgasoline project, are referred to in this report as the ENA Business.
Under the terms of the Combination Agreement, CF Holdings will become a subsidiary of a new holding company (New CF) domiciled in the Netherlands. OCI will contribute the entities holding the ENA Business to New CF in exchange for ordinary shares of New CF (base share consideration), plus additional consideration of $700 million (subject to adjustment) to be paid in cash, ordinary shares of New CF or a mixture of cash and ordinary shares of New CF, as determined by CF Holdings in accordance with the terms of the Combination Agreement. The base share consideration will represent 25.6% of the ordinary shares of New CF that, upon consummation of the combination, subject to downward adjustment to account for the assumption by New CF, as contemplated by the Combination Agreement, of any of OCI’s 3.875% convertible bonds due 2018 that remain outstanding as of the closing date of the combination. The actual ownership split of New CF upon completion of the combination as between former CF Holdings shareholders, on the one hand, and OCI and its shareholders, on the other hand, will be dependent on our share price at the time of closing, the amount of convertible bonds to be assumed by New CF at closing, the amount of adjustments to the amount of the additional consideration, and the mix of cash and New CF ordinary shares used to pay the additional consideration. The transaction is subject to the approval of shareholders of both CF Holdings and OCI, the receipt of certain regulatory approvals and other closing conditions.
In conjunction with entering into the Combination Agreement, on August 6, 2015, CF Holdings obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to finance the transactions contemplated by the Combination Agreement and for general corporate purposes. The proceeds of such committed financing are available under a senior unsecured bridge term loan facility in an aggregate principal amount of up to $3.0 billion, subject to the terms and conditions set forth therein. See Note 12—Financing Agreements—Bridge Credit Agreement to our unaudited interim consolidated financial statements included in Part I of this report for additional information.

Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $26 million in the first quarter of 2016 compared to net earnings of $231 million in the same quarter of 2015, a decrease of $205 million, or 89%.

•
Diluted net earnings per share attributable to common stockholders decreased $0.85, or 89%, to $0.11 per share in the first quarter of 2016 from $0.96 per share in the first quarter of 2015. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in the first quarter of 2016 as compared to the prior year quarter. Diluted weighted-average shares outstanding decreased 3% between the first quarter of 2015 and the first quarter of 2016 due to our share repurchase activity.

•	During the first quarter of 2016, we experienced lower net earnings compared to the first quarter of 2015 due primarily to lower gross margin.

•
Our total gross margin declined by $199 million, or 48%, to $217 million in the first quarter of 2016 from $416 million in the first quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $13 million, or 3%. The remaining decrease in gross margin of $212 million, or 51%, as more fully described below, was due primarily to lower average selling prices and the impact of mark-to-market losses on natural gas derivatives, partially offset by increased sales volume and lower physical natural gas costs.

◦
Average selling prices, primarily ammonia, UAN and granular urea, decreased by 23%, which reduced gross margin by $300 million, as international nitrogen fertilizer prices entering 2016 were lower overall due to the combination of greater nitrogen supply driven by continued high levels of Chinese urea exports, global capacity additions, lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs. However, average North American selling prices increased late in the first quarter of 2016 as a result of increased domestic demand due to an early start to the spring application season combined with lower imports for granular urea and UAN in North America compared to the prior year period.

◦
Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $49 million as the first quarter of 2016 included a $21 million loss and the first quarter of 2015 included a $28 million gain.

◦
Lower physical natural gas costs in the first quarter of 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $45 million as compared to the first quarter of 2015. Lower gas costs were primarily driven by decreased North American demand as a result of a milder winter combined with continued strong natural gas production.

◦
Sales volume, primarily granular urea and ammonia, increased by 19%, which increased gross margin by $109 million. Granular urea sales volume increased due to a combination of increased production as a result of our expanded urea capacity coming on line at our Donaldsonville, Louisiana complex and increased demand late in the quarter due to an early onset of spring weather compared to the prior year period. Our ammonia sales volume was higher in the first quarter of 2016 due to increased exports and an early start to the spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States.

•
Our first quarter 2016 results included $45 million of losses on foreign currency transactions primarily related to foreign currency denominated intercompany debt not permanently invested ($34 million after tax), $21 million of unrealized net mark-to-market losses ($13 million after tax) on natural gas derivatives, $14 million of transaction costs ($14 million after tax), $16 million of expenses ($10 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, and $3 million of realized and unrealized net gains ($2 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $231 million for the first quarter of 2015 included $20 million of gains on foreign currency transactions primarily related to foreign currency denominated intercompany debt not permanently invested ($13 million after tax), $28 million of unrealized net mark-to-market gains ($18 million after tax) on natural gas derivatives, $23 million of realized and unrealized net losses ($14 million after tax) on foreign currency derivatives related to our capacity expansion projects and $9 million of expenses ($6 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our total net sales increased $50 million, or 5%, in the first quarter of 2016 compared to the first quarter of 2015 including the acquisition of CF Fertilisers UK which increased net sales by $133 million, or 14%. The remaining decline in our net sales of $83 million, or 9%, was due to a 23% decrease in average selling prices partially offset by a 19% increase in sales volume.

•
Net cash provided by operating activities during the first three months of 2016 was $346 million as compared to $531 million in the first three months of 2015. The $185 million decrease resulted from lower earnings and unfavorable working capital changes during the first three months of 2016 as compared to the first three months of 2015. Unfavorable working capital changes during the first three months of 2016 included lower customer advances received compared to the prior year period as customers were hesitant to make forward commitments to purchase nitrogen fertilizer in a declining price environment.

•
Net cash used in investing activities was $662 million in the first three months of 2016 as compared to net cash used in investing activities of $430 million in the first three months of 2015. The $232 million increase is due to the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first three months of 2016, capital expenditures totaled $676 million compared to $445 million in the first three months of 2015.

•
Net cash provided by financing activities was $2.72 billion in the first three months of 2016 compared to net cash used in financing of $314 million in the same period of 2015. In the first three months of 2016, CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.80 billion. No share repurchases were made during the first three months of 2016 compared to 4.1 million shares repurchased for $236 million during the first three months of 2015. Dividends paid on common stock were $70 million and $72 million in the first three months of 2016 and 2015, respectively.

Results of Consolidated Operations
The following table presents our consolidated results of operations:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$1,004	$954	$50	5%
Cost of sales	787	538	249	46%
Gross margin	217	416	(199)	(48)%
Gross margin percentage	21.6%	43.6%	(22.0)%
Selling, general and administrative expenses	45	40	5	13%
Transaction costs	14	—	14	N/M
Other operating—net	61	18	43	239%
Total other operating costs and expenses	120	58	62	107%
Equity in earnings of operating affiliates	—	9	(9)	(100)%
Operating earnings	97	367	(270)	(74)%
Interest expense—net	37	33	4	12%
Other non-operating—net	(2)	—	(2)	N/M
Earnings before income taxes and equity in earnings of non-operating affiliates	62	334	(272)	(81)%
Income tax provision	15	113	(98)	(87)%
Equity in earnings of non-operating affiliates—net of taxes	—	15	(15)	(100)%
Net earnings	47	236	(189)	(80)%
Less: Net earnings attributable to noncontrolling interests	21	5	16	N/M
Net earnings attributable to common stockholders	$26	$231	$(205)	(89)%
Diluted net earnings per share attributable to common stockholders(1)	$0.11	$0.96	$(0.85)	(89)%
Diluted weighted-average common shares outstanding(1)	233.5	240.6	(7.1)	(3)%
Dividends declared per common share(1)	$0.30	$0.30	$—	—%
Supplemental Data:
Purchased natural gas costs (per MMBtu)(2)	$2.30	$2.96	$(0.66)	(22)%
Realized derivatives loss (per MMBtu)(3)	0.79	0.52	0.27	52%
Cost of natural gas (per MMBtu)	$3.09	$3.48	$(0.39)	(11)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$1.98	$2.87	$(0.89)	(31)%
Average daily market price of natural gas (per MMBtu) National Balancing Point (UK)	$4.36	$7.24	$(2.88)	(40)%
Capital expenditures	$676	$445	$231	52%
Production volume by product tons (000s):
Ammonia(4)	2,003	1,817	186	10%
Granular urea	819	625	194	31%
UAN (32%)	1,518	1,430	88	6%
AN	431	229	202	88%
______________________________________________________________________________
N/M—Not Meaningful

(1)
Share and per share amounts have been retroactively restated for the prior period to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.

(2)	Includes the cost of natural gas purchased during the period for use in production.

(3)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

First Quarter of 2016 Compared to First Quarter of 2015
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other and include the results of CF Fertilisers UK as a result of our acquisition that closed on July 31, 2015.
Our total gross margin declined by $199 million, or 48%, to $217 million in the first quarter of 2016 from $416 million in the first quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $13 million, or 3%. The remaining decrease in gross margin of $212 million, or 51%, as more fully described below, was due primarily to lower average selling prices and the impact of mark-to-market losses on natural gas derivatives, partially offset by increased sales volume and lower physical natural gas costs.

•
Average selling prices, primarily ammonia, UAN and granular urea, decreased by 23%, which reduced gross margin by $300 million, as international nitrogen fertilizer prices entering 2016 were lower overall due to the combination of greater nitrogen supply driven by continued high levels of Chinese urea exports, global capacity additions, lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs. However, average North American selling prices increased late in the first quarter of 2016 as a result of increased domestic demand due to an early start to the spring application season combined with lower imports for granular urea and UAN in North America compared to the prior year period.

•
Unrealized net mark-to-market losses on natural gas derivatives decreased gross margin by $49 million as the first quarter of 2016 included a $21 million loss and the first quarter of 2015 included a $28 million gain.

•
Lower physical natural gas costs in the first quarter of 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $45 million as compared to the first quarter of 2015. Lower gas costs were primarily driven by decreased North American demand as a result of a milder winter combined with continued strong natural gas production.

•
Sales volume, primarily granular urea and ammonia, increased by 19%, which increased gross margin by $109 million. Granular urea sales volume increased due to a combination of increased production as a result of our expanded urea capacity coming on line at our Donaldsonville, Louisiana complex and increased demand late in the quarter due to an early onset of spring weather compared to the prior year period. Our ammonia sales volume was higher in the first quarter of 2016 due to increased exports and an early start to the spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States.

Net earnings attributable to common stockholders of $26 million in the first quarter of 2016 included $45 million of losses on foreign currency transactions primarily related to foreign currency denominated intercompany debt not permanently invested ($34 million after tax), $21 million of unrealized net mark-to-market losses ($13 million after tax) on natural gas derivatives, $14 million of transaction costs ($14 million after tax), $16 million of expenses ($10 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, and $3 million of realized and unrealized net gains ($2 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $231 million for the first quarter of 2015 included $20 million of gains on foreign currency transactions primarily related to foreign currency denominated intercompany debt not permanently invested ($13 million after tax), $28 million of unrealized net mark-to-market gains ($18 million after tax) on natural gas derivatives, $23 million of realized and unrealized net losses ($14 million after tax) on foreign currency derivatives related to our capacity expansion projects and $9 million of expenses ($6 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Our total net sales increased $50 million, or 5%, to $1,004 million in the first quarter of 2016 compared to $954 million in the first quarter of 2015. The impact of the CF Fertilisers UK acquisition increased our net sales by $133 million or 14%. The remaining decline in our net sales of $83 million, or 9%, was due to a 23% decline in average selling prices partially offset by an increase in sales volume.

Average selling prices, excluding the CF Fertilisers UK impact, were $252 per ton in the first quarter of 2016 compared to $328 per ton in the first quarter of 2015 due primarily to lower ammonia, UAN and granular urea selling prices in 2016. International nitrogen fertilizer prices entering 2016 were lower overall due to the combination of greater nitrogen supply driven by continued high levels of Chinese urea exports, global capacity additions, lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs. Ammonia selling prices were also lower compared to the first quarter of 2015 as weaker demand from phosphate fertilizer producers combined with the weak fall 2015 application season in North America weighed on prices entering 2016. However, average North American selling prices increased late in the first quarter of 2016 as a result of increased domestic demand due to an early start to the spring application season combined with lower imports for urea and UAN in North America compared to the prior year period.
Our total sales volume increased by 39% from the first quarter of 2015 to the first quarter of 2016. The impact of the CF Fertilisers UK acquisition increased our sales volume by 20%. The remaining increase in our sales volume of 19% was due primarily to higher granular urea, ammonia and UAN sales volume. Our UAN and granular urea volume benefited from expansion production coming on line at our Donaldsonville, Louisiana complex as a result of our capacity expansion projects and increased demand late in the quarter due to favorable weather conditions in North America. Our granular urea and UAN sales volumes also benefited from lower imports in North America compared to the prior year period. Our ammonia sales volume was higher in the first quarter of 2016 due to increased exports and an early start to the spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States.
Cost of Sales
Our total cost of sales increased $249 million, or 46%, from the first quarter of 2015 to the first quarter of 2016. The impact of the CF Fertilisers UK acquisition increased cost of sales by $120 million, or 22%. The remaining increase in our cost of sales of $129 million, or 24%, was due primarily to increased sales volume and higher unrealized net mark-to-market losses on natural gas derivatives partly offset by lower realized natural gas costs. The remaining cost of sales per ton averaged $193 in the first quarter of 2016, a 4% increase from the $185 per ton in the same quarter of 2015 primarily due to higher unrealized net mark-to-market losses on natural gas derivatives. The first quarter of 2016 included a $21 million mark-to-market net loss compared to a $28 million mark-to-market net gain included in the first quarter of 2015. This was partly offset by lower realized natural gas costs which decreased 11% in the first quarter of 2016 compared to the first quarter of 2015, including the impact of realized losses on natural derivatives that settled in period. Lower gas costs in the first quarter of 2016 were primarily driven by decreased North American demand as a result of a milder winter combined with continued strong natural gas production.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5 million to $45 million in the first quarter of 2016 from $40 million in the same quarter of 2015. The increase was due primarily to the impact of the CF Fertilisers UK acquisition and an increase in corporate project activities partially offset by lower intangible amortization costs.
Transaction Costs
In the first quarter of 2016, we incurred $14 million of transaction costs for various consulting and legal services associated primarily with executing the strategic agreements pertaining to the proposed combination with the ENA Business of OCI and our strategic venture with CHS.
Other Operating—Net
Other operating—net was $61 million of expense in the first quarter of 2016 compared to $18 million of expense in the same quarter of 2015. The increased expense was due primarily to foreign currency transactions primarily related to foreign currency denominated intercompany debt that has not been permanently invested. The increased expense also reflects higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates consists of our 50% share of the operating results of PLNL and decreased $9 million in the first quarter of 2016 compared to the first quarter of 2015 due primarily to lower operating results from PLNL including the impact of lower average selling prices.

Interest Expense—Net
Net interest expense was $37 million in the first quarter of 2016 compared to $33 million in the first quarter of 2015. The $4 million increase was due primarily to higher interest expense pertaining to the $1.0 billion of long-term debt issued in September 2015. These increases were partially offset by higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $43 million and $31 million in the first quarter of 2016 and 2015, respectively.
Income Taxes
Our income tax provision for the first quarter of 2016 was $15 million on pre-tax income of $62 million, or an effective tax rate of 24.7%, compared to an income tax provision of $113 million on pre-tax income of $334 million, or an effective tax rate of 33.8% in the prior year first quarter. Our effective tax rate for the first quarter of 2016 was impacted by the increase in the earnings attributable to noncontrolling interests as our tax provision does not include a tax provision on these earnings. The decrease in our effective tax rate is partially offset by the impact of certain transactional expenses that are not deductible for tax purposes and a reduction in the tax benefits from the U.S. manufacturing profits deduction.
Our effective tax rate based on pre-tax earnings differs from our effective tax rate based on pre-tax earnings exclusive of noncontrolling interests, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests in CFN and TNCLP, which do not record an income tax provision.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes in 2015 contained the 50% equity method earnings of CF Fertilisers UK. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us. Beginning July 31, 2015, the operating results of CF Fertilisers UK became part of our consolidated financial results.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $16 million in the first quarter of 2016 compared to the first quarter of 2015 due primarily to the earnings attributable to the noncontrolling interest in CFN as a result of CHS's minority equity investment in CFN. This increase is partly offset by lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $0.85, or 89%, to $0.11 per share in the first quarter of 2016 from $0.96 per share in the first quarter of 2015. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in the first quarter of 2016 as compared to the prior year quarter. Diluted weighted-average shares outstanding decreased 3% between the first quarter of 2015 and the first quarter of 2016 due to our share repurchase activity.

Operating Results by Business Segment
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.
The following table presents summary operating results by business segment including the impact of the CF Fertilisers UK acquisition:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2016
Net sales	$267	$235	$309	$125	$68	$1,004
Cost of sales	204	175	231	112	65	787
Gross margin	$63	$60	$78	$13	$3	$217
Gross margin percentage	23.6%	25.5%	25.2%	10.4%	4.4%	21.6%
Three months ended March 31, 2015
Net sales	$288	$212	$356	$51	$47	$954
Cost of sales	168	100	197	43	30	538
Gross margin	$120	$112	$159	$8	$17	$416
Gross margin percentage	41.7%	52.8%	44.6%	15.7%	36.2%	43.6%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$267	$288	$(21)	(7)%
Cost of sales	204	168	36	21%
Gross margin	$63	$120	$(57)	(48)%
Gross margin percentage	23.6%	41.7%	(18.1)%
Sales volume by product tons (000s)	737	531	206	39%
Sales volume by nutrient tons (000s)(1)	605	435	170	39%
Average selling price per product ton	$362	$542	$(180)	(33)%
Average selling price per nutrient ton(1)	$441	$661	$(220)	(33)%
Gross margin per product ton	$85	$226	$(141)	(62)%
Gross margin per nutrient ton(1)	$104	$276	$(172)	(62)%
Depreciation and amortization	$21	$22	$(1)	(5)%
_______________________________________________________________________________

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2016 Compared to First Quarter of 2015
Net Sales.    Total net sales in the ammonia segment decreased by $21 million, or 7%, in the first quarter of 2016 from the first quarter of 2015 due primarily to a 33% decrease in average selling prices partially offset by a 39% increase in sales volume. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $15 million, or 5%. The remaining decrease in our ammonia net sales of $36 million, or 13%, was due to lower average selling prices. Average North American selling prices decreased to $370 per ton in the first quarter of 2016 from $542 per ton in the first quarter of 2015 primarily due to the combination of the weak fall 2015 application season and the resulting higher inventory levels entering 2016, lower global production costs driven by lower feedstock costs, which led to strong global production and strong supply in a weak pricing environment. Weaker demand from phosphate fertilizer producers also weighed on prices entering 2016. Prices entering 2015 were higher due to a tighter supply environment after the strong North American 2014 spring season and a higher level of global production outages in 2014.
Our sales volume in 2016 was higher due to increased exports and an early start to the 2016 spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $277 in the first quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $232 per ton. The remaining cost of sales per ton averaged $280 in the first quarter of 2016, an 11% decrease from the $316 per ton in the same quarter of 2015. The decrease was due primarily to lower realized natural gas costs partly offset by unrealized net mark-to-market losses on natural gas derivatives in the first quarter of 2016 compared to gains in the first quarter of 2015.

Granular Urea Segment
Our granular urea segment produces granular urea which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$235	$212	$23	11%
Cost of sales	175	100	75	75%
Gross margin	$60	$112	$(52)	(46)%
Gross margin percentage	25.5%	52.8%	(27.3)%
Sales volume by product tons (000s)	919	616	303	49%
Sales volume by nutrient tons (000s)(1)	423	283	140	49%
Average selling price per product ton	$256	$344	$(88)	(26)%
Average selling price per nutrient ton(1)	$556	$750	$(194)	(26)%
Gross margin per product ton	$65	$182	$(117)	(64)%
Gross margin per nutrient ton(1)	$142	$396	$(254)	(64)%
Depreciation and amortization	$25	$10	$15	150%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2016 Compared to First Quarter of 2015
Net Sales.    Net sales in the granular urea segment increased $23 million, or 11%, in the first quarter of 2016 from the first quarter of 2015 due primarily to a 49% increase in sales volume partially offset by a 26% decrease in average selling prices. Sales volume was higher due to a combination of increased production as a result of our expanded urea capacity coming on line at our Donaldsonville, Louisiana complex and increased demand late in the quarter due to the early onset of spring weather compared to the prior year period. Average selling prices decreased to $256 per ton in the first quarter of 2016 compared to $344 per ton in the first quarter of 2015 primarily due to the weaker global nitrogen fertilizer pricing environment although North American prices rebounded from lows reached early in the first quarter of 2016 as a result of increased domestic demand due to the early onset of spring weather combined with lower granular urea imports in North America compared to the prior year period.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $191 in the first quarter of 2016, an 18% increase from $162 per ton in the same quarter of 2015. The increase was due primarily to increased depreciation expense of $15 million related to our expanded urea production coming on line at our Donaldsonville, Louisiana complex in November 2015, plus the impact of unrealized net mark-to-market losses on natural gas derivatives in the first quarter of 2016 compared to gains in the first quarter of 2015. These increases are partly offset by lower realized natural gas costs in the first quarter of 2016 compared to the first quarter of 2015.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$309	$356	$(47)	(13)%
Cost of sales	231	197	34	17%
Gross margin	$78	$159	$(81)	(51)%
Gross margin percentage	25.2%	44.6%	(19.4)%
Sales volume by product tons (000s)	1,452	1,317	135	10%
Sales volume by nutrient tons (000s)(1)	457	414	43	10%
Average selling price per product ton	$213	$270	$(57)	(21)%
Average selling price per nutrient ton(1)	$676	$859	$(183)	(21)%
Gross margin per product ton	$54	$121	$(67)	(55)%
Gross margin per nutrient ton(1)	$171	$383	$(212)	(55)%
Depreciation and amortization	$58	$51	$7	14%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2016 Compared to First Quarter of 2015
Net Sales.    Net sales in the UAN segment decreased $47 million, or 13%, in the first quarter of 2016 from the first quarter of 2015 due primarily to a 21% decrease in average selling prices partially offset by a 10% increase in volume. Average selling prices decreased to $213 per ton in the first quarter of 2016 compared to $270 per ton in the first quarter of 2015. UAN selling prices were lower as global supply availability continued to weigh on global nitrogen fertilizer selling prices although North American prices rebounded from lows reached early in the first quarter of 2016 as a result of increased domestic demand due to the early onset of spring weather combined with lower UAN imports in North America compared to the prior year period. Our sales volume was higher primarily due to increased supply availability due to the combination of our expanded UAN capacity coming on line at our Donaldsonville, Louisiana complex in the first quarter of 2016 and higher inventory levels entering 2016 compared to the prior year period.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $159 in the first quarter of 2016, a 7% increase from the $149 per ton in the first quarter of 2015. The increase was due primarily to the impact of unrealized net mark-to-market losses on natural gas derivatives in the first quarter of 2016 compared to gains in the first quarter of 2015.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$125	$51	$74	145%
Cost of sales	112	43	69	160%
Gross margin	$13	$8	$5	63%
Gross margin percentage	10.4%	15.7%	(5.3)%
Sales volume by product tons (000s)	558	224	334	149%
Sales volume by nutrient tons (000s)(1)	188	77	111	144%
Average selling price per product ton	$224	$228	$(4)	(2)%
Average selling price per nutrient ton(1)	$665	$662	$3	—%
Gross margin per product ton	$23	$36	$(13)	(36)%
Gross margin per nutrient ton(1)	$69	$104	$(35)	(34)%
Depreciation and amortization	$22	$12	$10	83%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2016 Compared to First Quarter of 2015
Net Sales.    Total net sales in our AN segment increased by $74 million, or 145%, in the first quarter of 2016 from the first quarter of 2015 due primarily to a 149% increase in sales volume partially offset by a 2% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $83 million, or 163%. The remaining decrease in our AN net sales of $9 million, or 18%, was due primarily to 17% lower average selling prices resulting from the weaker global nitrogen fertilizer pricing environment and 1% lower sales volume as a slowdown in the commodities sector weakened demand for mining products in North America.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $201 in the first quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $213 per ton. The remaining cost of sales per ton averaged $181 in the first quarter of 2016, a 6% decrease from the $192 per ton in the first quarter of 2015 due primarily to the impact of lower realized natural gas costs.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound Fertilizer Products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended March 31,
	2016	2015	2016 v. 2015
	(in millions, except as noted)
Net sales	$68	$47	$21	45%
Cost of sales	65	30	35	117%
Gross margin	$3	$17	$(14)	(82)%
Gross margin percentage	4.4%	36.2%	(31.8)%
Sales volume by product tons (000s)	385	224	161	72%
Sales volume by nutrient tons (000s)(1)	73	43	30	70%
Average selling price per product ton	$177	$210	$(33)	(16)%
Average selling price per nutrient ton(1)	$932	$1,093	$(161)	(15)%
Gross margin per product ton	$8	$76	$(68)	(89)%
Gross margin per nutrient ton(1)	$41	$395	$(354)	(90)%
Depreciation and amortization	$10	$11	$(1)	(9)%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2016 Compared to First Quarter of 2015
Net Sales.    Total net sales in our Other segment increased by $21 million, or 45%, in the first quarter of 2016 from the first quarter of 2015 due primarily to a 72% increase in sales volume partially offset by a 16% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $35 million, or 74%. The remaining decrease in our other net sales of $14 million, or 30%, was due primarily to lower average selling prices for urea liquor and DEF reflecting the decline in urea prices and lower sales volume, primarily DEF, due to weaker demand compared to the prior year period.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $169 in the first quarter of 2016, including the impact of the CF Fertilisers UK acquisition which averaged $176 per ton. The remaining cost of sales per ton averaged $161 in the first quarter of 2016, a 20% increase from the $134 per ton in the first quarter of 2015 due to higher production costs.

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
Cash and Cash Equivalents
We had cash and cash equivalents of $2.69 billion and $0.29 billion as of March 31, 2016 and December 31, 2015, respectively.
Share Repurchase Program
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
No share repurchases were made during the first quarter of 2016. In the first quarter of 2015, we repurchased 4.1 million shares for $237 million. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. The number of shares repurchased under this program has been retroactively restated to reflect the five-for-one split of the Company’s common stock effected in the form of a stock dividend that was distributed on June 17, 2015.
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
In the fourth quarter of 2015, the new Donaldsonville granular urea plant came on line and in the first quarter of 2016, the new Donaldsonville UAN plant came on line. The new Donaldsonville granular urea and UAN plants allow us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. The completion of the new Donaldsonville ammonia plant that is expected to be commissioned later in 2016 will result in an increase in the overall nutrient ton production capacity due to the added ammonia capacity. The first quarter of 2016 includes $18 million of depreciation related to the new Donaldsonville granular urea and UAN plants that have recently been commissioned. The Port Neal ammonia and UAN plants are also both expected to be commissioned later in 2016.
The total cash spent to date on capital expenditures for the capacity expansion projects through the first quarter of 2016 was $4.0 billion, including $517 million during the first quarter of 2016. In addition, $463 million was invested in the expansion projects and not paid as of March 31, 2016 and recognized as liabilities in the consolidated balance sheet.

We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of March 31, 2016, there was $12 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.
Capital Spending
We make capital expenditures to sustain our asset base, to increase our capacity, to improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $676 million in the first three months of 2016 compared to $445 million in the first three months of 2015. The increase in capital expenditures is primarily the result of the increase in cash spent on the capacity expansion projects in the first three months of 2016 compared to the prior year period.

Projected Capital Spending
We expect capital expenditures in 2016 to be in the range of $1.8 billion to $2.0 billion, including $1.3 billion to $1.4 billion for the capacity expansion projects and $0.5 billion to $0.6 billion of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Debt
Long-term debt presented on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	March 31, 2016		December 31, 2015
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$793	$800	$792
7.125% due 2020	7.529%	800	789	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.626%	250	248	250	248
4.930% due 2025	5.034%	500	496	500	496
5.030% due 2027	5.121%	250	248	250	248
Total long-term debt		$5,600	$5,539	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount of $7 million at both March 31, 2016 and December 31, 2015, and deferred debt issuance costs of $54 million and $56 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
In connection with our adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (see Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I of this report for additional information), December 31, 2015 carrying amounts have been retrospectively adjusted to include a direct deduction of deferred debt issuance costs. Prior to the adoption, these costs were included in other assets on our consolidated balance sheets.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of CF Holdings, other than CF Industries, becomes a borrower or a guarantor under our senior unsecured revolving credit agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Private Senior Notes
The senior notes due 2022, 2025 and 2027 (the Private Senior Notes) are governed by the terms of a note purchase agreement (as amended, the Note Purchase Agreement) and are guaranteed by the Company. Interest on the Private Senior Notes is payable semiannually on April 15 and October 15. All obligations under the Note Purchase Agreement are unsecured.
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
On and after the date of the closing of the transactions contemplated by the Combination Agreement (the Combination Agreement Closing Date), New CF would be required to guarantee the obligations under the Note Purchase Agreement. In addition, certain of CF Holdings' wholly owned U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings' wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Note Purchase Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF.
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
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, the Revolving Credit Agreement) providing for a revolving credit facility of up to $2.0 billion with a maturity of September 18, 2020. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. Following the satisfaction of specified conditions, including the occurrence of the Combination Agreement Closing Date (the Darwin Acquisition Conditions Satisfaction), New CF would become a party to the Revolving Credit Agreement as the Dutch borrower and CF Industries would cease to be a borrower under the Revolving Credit Agreement. CF Industries or, following the Darwin Acquisition Conditions Satisfaction, New CF, may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, euro and sterling and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings' (or, after the Darwin Acquisition Conditions Satisfaction, New CF's) credit rating at the time.

Certain of CF Holdings’ wholly owned U.S. subsidiaries, and, on and after the Darwin Acquisition Conditions Satisfaction, certain of New CF’s and CF Holdings’ wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Bridge Credit Agreement (as defined below).
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not greater than 3.75 to 1.00. As of March 31, 2016, we were in compliance with all covenants under the credit agreement.
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
As of March 31, 2016, we had excess borrowing capacity under the Revolving Credit Agreement of $1,995 million (net of outstanding letters of credit of $5 million), and there were no borrowings outstanding as of March 31, 2016 or December 31, 2015. Maximum borrowings during the three months ended March 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%. There were no borrowings during the three months ended March 31, 2015.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings proposed combination with the ENA Business of OCI (see Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I of this report for additional information), CF Holdings, as a guarantor, and CF Industries, as the tranche A borrower, entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). On the tranche B closing date, as defined in the Bridge Credit Agreement, New CF would become a party to the Bridge Credit Agreement as the tranche B borrower. The tranche B closing date would occur upon the satisfaction of specified conditions, including the occurrence of the closing under the Combination Agreement.
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
Currently, CF Holdings and CF Industries are the only guarantors of the obligations under the Bridge Credit Agreement. Certain of CF Holdings’ wholly owned U.S. subsidiaries, and, on and after the Combination Agreement Closing Date, certain of New CF’s and CF Holdings’ wholly owned U.S. and foreign subsidiaries, will be required to become guarantors of the obligations under the Bridge Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings, CF Industries or New CF in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings, CF Industries or New CF, including debt under the Revolving Credit Agreement.
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
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of March 31, 2016 and December 31, 2015, we had $227 million and $162 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, other major financial institutions or large energy companies, and, in most cases, the use of International Swaps and Derivative Association (ISDA) master netting arrangements.

The ISDA master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.
As of March 31, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $232 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2016 and December 31, 2015, we had open natural gas derivative contracts for 370.7 million MMBtus and 431.5 million MMBtus, respectively. At both March 31, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts.
As of March 31, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €66 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
Pension and Other Postretirement Benefits
We contributed $6 million to our pension plans during the three months ended March 31, 2016. We expect to contribute approximately $34 million to our pension plans over the remainder of 2016.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2016 was $346 million as compared to $531 million in the first three months of 2015. The $185 million decrease resulted from lower earnings and unfavorable working capital changes during the first three months of 2016 as compared to the first three months of 2015. Unfavorable working capital changes during the first three months of 2016 included lower customer advances received compared to the prior year period as customers were hesitant to make forward commitments to purchase nitrogen fertilizer in a declining price environment.
Investing Activities
Net cash used in investing activities was $662 million in the first three months of 2016 as compared to net cash used in investing activities of $430 million in the first three months of 2015. The $232 million increase is due to the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first three months of 2016, capital expenditures totaled $676 million compared to $445 million in the first three months of 2015.
Financing Activities
Net cash provided by financing activities was $2.72 billion in the first three months of 2016 compared to net cash used in financing of $314 million in the same period of 2015. In the first three months of 2016, CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. No share repurchases were made during the first three months of 2016 compared to 4.1 million shares repurchased for $236 million during the first three months of 2015. Dividends paid on common stock were $70 million and $72 million in the first three months of 2016 and 2015, respectively.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2016:

	Remainder of 2016	2017	2018	2019	2020	After 2020	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$800	$—	$800	$4,000	$5,600
Interest payments on long-term debt(1)	273	305	278	250	221	2,603	3,930
Other Obligations
Operating leases	64	89	71	59	47	116	446
Equipment purchases and plant improvements	129	33	1	—	—	—	163
Capacity expansion projects(2)	760	—	—	—	—	—	760
Transportation(3)	50	11	8	8	3	—	80
Purchase obligations(4)(5)	545	444	293	224	231	249	1,986
Contributions to pension plans(6)	34	—	—	—	—	—	34
Net operating loss settlement(7)	11	11	—	—	—	—	22
Total(8)(9)	$1,866	$893	$1,451	$541	$1,302	$6,968	$13,021
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of March 31, 2016.

(2)
We expect to spend in the range of $1.3 billion to $1.4 billion during 2016 related to the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by the end of 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of March 31, 2016, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at March 31, 2016. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at March 31, 2016 is $84 million with a total remaining commitment of $209 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2016. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $184 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $9 million of environmental remediation liabilities.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements appearing in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2016.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I of this report for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict" or "project" and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed under "Risk Factors" in Item 1A in our 2015 Annual Report on Form 10-K, filed with the SEC on February 25, 2016. Such factors include, among others:

•	the risk that changes to the tax laws or relevant facts may jeopardize or delay our proposed combination with certain businesses of OCI N.V. or cause the parties to abandon the combination;

•
the risk that governmental or regulatory actions could delay the combination or result in the imposition of conditions that could reduce the anticipated benefits from the combination or cause the parties to abandon the combination;

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
Commodity Prices
Our net sales, cash flows and estimates of future cash flows related to nitrogen-based fertilizers are sensitive to changes in fertilizer prices as well as changes in the prices of natural gas and other raw materials unless these costs have been fixed or hedged. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia, granular urea, UAN (32%), and AN by approximately $32, $22, $14 and $15, respectively.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments covering periods through the end of 2018. The derivative instruments that we use are primarily natural gas fixed price swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods.
As of March 31, 2016 and December 31, 2015, we had open natural gas derivative contracts for 370.7 million MMBtus and 431.5 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2016 would result in a favorable change in the fair value of these derivative positions of approximately $348 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $348 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of March 31, 2016, we had nine series of senior notes totaling $5.54 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, October 15, 2022, June 1, 2023, October 15, 2025, October 15, 2027, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of March 31, 2016 was approximately $5.61 billion.
Borrowings under the Revolving Credit Agreement and the Bridge Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. Maximum borrowings during the three months ended March 31, 2016 were $150 million. There were no borrowings during the three months ended March 31, 2015 and no outstanding balances as of March 31, 2016 or December 31, 2015.
Foreign Currency Exchange Rates
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of March 31, 2016 and December 31, 2015, the notional amount of our open foreign currency forward contracts was approximately €66 million and €89 million. The fair value was a net unrealized gain of $3 million as of March 31, 2016 and a loss of less than a million as of December 31, 2015. As of March 31, 2016, a 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $8 million.
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
The Company acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by the Company on July 31, 2015. CF Fertilisers UK accounted for 9% of the Company’s total assets as of March 31, 2016 and 13% of the Company’s total net sales for the three months ended March 31, 2016. As permitted by SEC guidance for newly acquired businesses, the Company's management elected to exclude CF Fertilisers UK from its evaluation of disclosure controls and procedures to the extent subsumed by internal control over financial reporting. The Company's management is in the process of reviewing the operations of CF Fertilisers UK and implementing the Company's internal control structure over the operations of CF Fertilisers UK.
        (b)    Changes in Internal Control Over Financial Reporting.  During the quarter ended March 31, 2016, we implemented changes to the Company’s internal control over financial reporting related to our strategic venture with CHS, which commenced on February 1, 2016. There have been no other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
West Fertilizer Co.
On April 17, 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Holdings (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption "In re: West Explosion Cases." The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident.
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. These cases will be set for trial in the upcoming months at the discretion of the Court. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. Due to the uncertain nature of this litigation, the Company cannot provide a range of reasonably possible loss in these lawsuits. However, based upon currently available information, including available insurance coverage, we do not believe that the West Fertilizer Co. litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Yazoo City Clean Air Act
On February 10, 2016, CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, was orally informed by representatives of the Mississippi Department of Environmental Quality (MDEQ) of MDEQ’s intent to impose a civil penalty of an amount exceeding $100,000 for alleged violations of certain fuel firing rate limits in the company’s Clean Air Act Title V Permit for the Yazoo City, Mississippi facility.  Discussions between us and MDEQ are ongoing.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2016 - January 31, 2016	—	$—	—	$100,000
February 1, 2016 - February 29, 2016	—	$—	—	$100,000
March 1, 2016 - March 31, 2016	—	$—	—	$100,000
Total	—	$—	—
_______________________________________________________________________________

(1)
Represents the authorized share repurchase program announced on August 6, 2014 that allows management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016.

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

CF Industries Holdings, Inc.
Date: May 5, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements