Form 10-Q
period 2016-06-30
CF Industries Holdings, Inc.
filed 2016-08-04
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,129,911 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 29, 2016.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net sales	$1,134	$1,311	$2,138	$2,265
Cost of sales	607	625	1,394	1,163
Gross margin	527	686	744	1,102
Selling, general and administrative expenses	52	38	97	78
Transaction costs	165	—	179	—
Other operating—net	63	23	124	41
Total other operating costs and expenses	280	61	400	119
Equity in (losses) earnings of operating affiliates	(9)	5	(9)	14
Operating earnings	238	630	335	997
Interest expense	61	29	99	63
Interest income	(1)	—	(2)	(1)
Other non-operating—net	—	—	(2)	—
Earnings before income taxes and equity in losses of non-operating affiliates	178	601	240	935
Income tax provision	95	200	110	313
Equity in losses of non-operating affiliates—net of taxes	—	(36)	—	(21)
Net earnings	83	365	130	601
Less: Net earnings attributable to noncontrolling interests	36	13	57	18
Net earnings attributable to common stockholders	$47	$352	$73	$583
Net earnings per share attributable to common stockholders:
Basic	$0.20	$1.50	$0.31	$2.45
Diluted	$0.20	$1.49	$0.31	$2.44
Weighted-average common shares outstanding:
Basic	233.3	235.2	233.2	237.4
Diluted	233.5	236.1	233.5	238.3
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net earnings	$83	$365	$130	$601
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(38)	36	10	(50)
Defined benefit plans—net of taxes	(3)	(1)	(3)	5
	(41)	35	7	(45)
Comprehensive income	42	400	137	556
Less: Comprehensive income attributable to noncontrolling interests	36	13	57	18
Comprehensive income attributable to common stockholders	$6	$387	$80	$538

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	December 31, 2015
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,008	$286
Restricted cash	7	23
Accounts receivable—net	239	267
Inventories	231	321
Prepaid income taxes	855	185
Other current assets	34	45
Total current assets	3,374	1,127
Property, plant and equipment—net	9,413	8,539
Investments in affiliates	289	298
Goodwill	2,363	2,390
Other assets	323	329
Total assets	$15,762	$12,683
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$742	$918
Income taxes payable	1	5
Customer advances	13	162
Other current liabilities	17	130
Total current liabilities	773	1,215
Long-term debt	5,540	5,537
Deferred income taxes	1,787	916
Other liabilities	497	628
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2016—235,502,791 shares issued and 2015—235,493,395 shares issued	2	2
Paid-in capital	1,384	1,378
Retained earnings	2,991	3,058
Treasury stock—at cost, 2016—2,370,194 shares and 2015—2,411,839 shares	(150)	(153)
Accumulated other comprehensive loss	(243)	(250)
Total stockholders' equity	3,984	4,035
Noncontrolling interests	3,181	352
Total equity	7,165	4,387
Total liabilities and equity	$15,762	$12,683
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2014	$2	$(222)	$1,414	$3,175	$(160)	$4,209	$363	$4,572
Net earnings	—	—	—	583	—	583	18	601
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(50)	(50)	—	(50)
Defined benefit plans—net of taxes	—	—	—	—	5	5	—	5
Comprehensive income						538	18	556
Purchases of treasury stock	—	(505)	—	—	—	(505)	—	(505)
Retirement of treasury stock	—	597	(62)	(535)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	—	(1)	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	1	7	—	—	8	—	8
Stock-based compensation expense	—	—	8	—	—	8	—	8
Excess tax benefit from stock-based compensation	—	—	2	—	—	2	—	2
Cash dividends ($0.60 per share)	—	—	—	(143)	—	(143)	—	(143)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(21)	(21)
Balance as of June 30, 2015	$2	$(129)	$1,368	$3,080	$(205)	$4,116	$360	$4,476
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	73	—	73	57	130
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	10	10	—	10
Defined benefit plans—net of taxes	—	—	—	—	(3)	(3)	—	(3)
Comprehensive income						80	57	137
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	9	—	9
Cash dividends ($0.60 per share)	—	—	—	(140)	—	(140)	—	(140)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(20)	(20)
Balance as of June 30, 2016	$2	$(150)	$1,384	$2,991	$(243)	$3,984	$3,181	$7,165

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$130	$601
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	327	219
Deferred income taxes	875	(6)
Stock-based compensation expense	9	8
Excess tax benefit from stock-based compensation	—	(2)
Unrealized gain on derivatives	(189)	(43)
Loss on sale of equity method investments	—	43
Loss on disposal of property, plant and equipment	4	14
Undistributed losses (earnings) of affiliates—net of taxes	1	(16)
Changes in:
Accounts receivable—net	24	(4)
Inventories	81	(8)
Accrued and prepaid income taxes	(673)	30
Accounts payable and accrued expenses	(67)	(33)
Customer advances	(149)	(308)
Other—net	73	4
Net cash provided by operating activities	446	499
Investing Activities:
Additions to property, plant and equipment	(1,379)	(1,032)
Proceeds from sale of property, plant and equipment	2	8
Proceeds from sale of equity method investment	—	13
Withdrawals from restricted cash funds	16	32
Other—net	3	(22)
Net cash used in investing activities	(1,358)	(1,001)
Financing Activities:
Proceeds from short-term borrowings	150	—
Payments of short-term borrowings	(150)	—
Financing fees	(5)	(2)
Dividends paid on common stock	(140)	(143)
Issuance of noncontrolling interest in CFN	2,800	—
Distributions to noncontrolling interest	(20)	(21)
Purchases of treasury stock	—	(523)
Issuances of common stock under employee stock plans	—	7
Excess tax benefit from stock-based compensation	—	2
Net cash provided by (used in) financing activities	2,635	(680)
Effect of exchange rate changes on cash and cash equivalents	(1)	(5)
Increase (decrease) in cash and cash equivalents	1,722	(1,187)
Cash and cash equivalents at beginning of period	286	1,997
Cash and cash equivalents at end of period	$2,008	$810
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
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

2.   New Accounting Standards
Recently Adopted Pronouncement

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.
2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The ASU requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued the related ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies ASU No. 2015-03 and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU No. 2015-03 and ASU No. 2015-15 retrospectively in the first quarter of 2016, which resulted in the reclassification of deferred debt issuance costs of $56 million from other assets to an offset of long-term debt on our consolidated balance sheet as of December 31, 2015. Deferred debt issuance costs related to our senior unsecured revolving credit agreement continue to be reflected in other assets. See Note 12—Financing Agreements for additional information.
Recently Issued Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes a number of changes meant to simplify and improve accounting for share-based payments including amendments to share-based accounting for income taxes, the related classification in the statement of cash flows and share award forfeiture accounting. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Early adoption is permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, information concerning the costs to obtain and fulfill a contract, including assets to be recognized, is to be capitalized and disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently in the assessment phase of evaluating the impact of the adoption of ASU No. 2014-09, as amended, on our consolidated financial statements.

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
The following table summarizes the preliminary allocation of the total fair value of CF Fertilisers UK to the assets acquired and liabilities assumed in its acquisition on July 31, 2015. The estimated fair value of the assets acquired and liabilities assumed is based on the estimated net realizable value for inventories, a replacement cost approach for property, plant and equipment and the income approach for intangible assets. Final determination of the fair values may result in further adjustments to the amounts presented below.

	Original Valuation	Net Adjustments to Fair Value in 2015	Adjusted Valuation as of December 31, 2015(1)
	(in millions)
Fair value of consideration transferred	$570	$—	$570
Fair value of 50% of equity interest already held by the Company	570	—	570
Total fair value	$1,140	$—	$1,140
Assets acquired and liabilities assumed
Current assets	$165	$1	$166
Property, plant and equipment	898	—	898
Goodwill	328	(8)	320
Other assets	140	(1)	139
Total assets acquired	1,531	(8)	1,523

Current liabilities	74	1	75
Deferred income taxes	129	(9)	120
Other liabilities	188	—	188
Total liabilities assumed	391	(8)	383
Total net assets acquired	$1,140	$—	$1,140
_______________________________________________________________________________
(1) During the six months ended June 30, 2016, there were no adjustments made to the fair value of the assets acquired and liabilities assumed related to the CF Fertilisers UK acquisition.
Current assets acquired included cash of $19 million, accounts receivable of $73 million and inventories of $67 million. The acquired property, plant and equipment will be depreciated over a period consistent with our existing fixed assets depreciation policy.
The acquisition resulted in the recognition of $320 million of goodwill, which is not deductible for income tax purposes. Other assets acquired included intangible assets of $132 million consisting of customer relationships and trade names which are being amortized over a weighted-average life of approximately 20 years. See Note 7—Goodwill and Other Intangible Assets for additional information.

Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement (the “Termination Agreement”) under which the parties agreed to terminate the Combination Agreement by mutual written consent. Pursuant to the Termination Agreement, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our consolidated statements of operations. Under the Termination Agreement, the parties to the Combination Agreement also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the Combination Agreement and all ancillary agreements contemplated thereby (other than the confidentiality agreement between CF Holdings and OCI) or the transactions contemplated therein or thereby. See Note 12—Financing Agreements—Bridge Credit Agreement for additional information.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net earnings attributable to common stockholders	$47	$352	$73	$583
Basic earnings per common share:
Weighted-average common shares outstanding	233.3	235.2	233.2	237.4
Net earnings attributable to common stockholders	$0.20	$1.50	$0.31	$2.45
Diluted earnings per common share:
Weighted-average common shares outstanding	233.3	235.2	233.2	237.4
Dilutive common shares—stock options	0.2	0.9	0.3	0.9
Diluted weighted-average shares outstanding	233.5	236.1	233.5	238.3
Net earnings attributable to common stockholders	$0.20	$1.49	$0.31	$2.44
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 4.4 million and 4.3 million for the three and six months ended June 30, 2016, respectively, and 0.8 million for both the three and six months ended June 30, 2015, respectively.
5.   Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Finished goods	$197	$286
Raw materials, spare parts and supplies	34	35
Total inventories	$231	$321

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Land	$66	$68
Machinery and equipment	7,742	7,348
Buildings and improvements	339	271
Construction in progress(1)	4,288	3,626
Property, plant and equipment	12,435	11,313
Less: Accumulated depreciation and amortization	3,022	2,774
Property, plant and equipment—net	$9,413	$8,539
_______________________________________________________________________________

(1)
As of June 30, 2016 and December 31, 2015, we had construction in progress that was accrued but unpaid of $383 million and $543 million, respectively. These amounts included accruals related to our capacity expansion projects of $343 million and $471 million as of June 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization related to property, plant and equipment was $146 million and $286 million for the three and six months ended June 30, 2016, respectively, and $97 million and $200 million for the three and six months ended June 30, 2015, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$220	$153
Additions	14	37
Depreciation	(42)	(30)
Effect of exchange rate changes	3	(1)
Ending balance	$195	$159
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

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2016 and December 31, 2015:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2015	$587	$828	$576	$324	$75	$2,390
Effect of exchange rate changes	—	—	—	(24)	(3)	(27)
Balance as of June 30, 2016	$587	$828	$576	$300	$72	$2,363
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$131	$(21)	$110	$140	$(18)	$122
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	31	(1)	30	35	(1)	34
Total intangible assets	$172	$(32)	$140	$185	$(29)	$156
Amortization expense of our identifiable intangible assets was $2 million and $4 million for the three and six months ended June 30, 2016, respectively, and $1 million and $6 million for the three and six months ended June 30, 2015, respectively. In early 2015, management approved a plan to discontinue the usage of TerraCair brand in the sale of DEF. Based on the change in the usage of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for the remainder of 2016 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2016	$4
2017	8
2018	8
2019	8
2020	8
2021	8

8.  Equity Method Investments
Operating Equity Method Investment
As of June 30, 2016 and December 31, 2015, we have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
The total carrying value of our equity method investment in PLNL as of June 30, 2016 was $211 million more than our share of PLNL's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 17 years and 2 years, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences. Our equity in losses of PLNL for both the three and six months ended June 30, 2016 of $9 million includes the impact of a planned maintenance activity in the second quarter of 2016 that resulted in the shutdown of the PLNL ammonia plant for approximately 45 days.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $18 million and $34 million for the three and six months ended June 30, 2016, respectively, and $27 million and $57 million for the three and six months ended June 30, 2015, respectively.
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
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$112	$—	$—	$112
Cash equivalents:
U.S. and Canadian government obligations	1,873	—	—	1,873
Other debt securities	23	—	—	23
Total cash and cash equivalents	$2,008	$—	$—	$2,008
Restricted cash	7	—	—	7
Nonqualified employee benefit trusts	18	1	—	19

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71	$—	$—	$71
Cash equivalents:
U.S. and Canadian government obligations	190	—	—	190
Other debt securities	25	—	—	25
Total cash and cash equivalents	$286	$—	$—	$286
Restricted cash	23	—	—	23
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2016 and December 31, 2015 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,896	$1,896	$—	$—
Restricted cash	7	7	—	—
Derivative assets	14	—	14	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(36)	—	(36)	—

	December 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$215	$215	$—	$—
Restricted cash	23	23	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(211)	—	(211)	—
Cash Equivalents
As of June 30, 2016 and December 31, 2015, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

Restricted Cash
We maintain a cash account for which the use of the funds is restricted. The restricted cash was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we granted an affiliate of ThyssenKrupp Industrial Solutions a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects.
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas options and foreign currency forward contracts traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions and large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated gas purchases during those future periods. The foreign currency derivative contracts held are for the exchange of a specified notional amount of currencies at specified future dates coinciding with anticipated foreign currency cash outflows associated with our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. The foreign currency derivatives are valued based on quoted market prices supplied by an industry-recognized independent third party. See Note 13—Derivative Financial Instruments for additional information.
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
Financial Instruments
The carrying amount and estimated fair value of our long-term debt is as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,540	$5,751	$5,537	$5,456
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.

Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). See Note 8—Equity Method Investments for additional information. The joint venture continues to generate positive annual income and cash flow; however, it experienced natural gas curtailments in 2014 and 2015, which have continued into 2016. Natural gas is the principal raw material used to produce nitrogen fertilizers; therefore, a decrease in availability of natural gas leads to lower revenues and cash flows. In our fourth quarter 2015 impairment analysis, our assumptions included that similar curtailments were expected to continue into the foreseeable future. We previously assumed that future development and exploration activities within Trinidad would reduce the natural gas curtailments. However, commitments from NGC regarding the level of future availability and the related cost are not available. The future availability and cost of natural gas represents a significant assumption which is included in the projection of future revenue and expenses of the business used in the discounted cash flow model utilized to estimate fair value for our impairment analysis. In the fourth quarter of 2015, recognizing that natural gas curtailments are expected to continue into the foreseeable future, we determined the carrying value of our investment in PLNL exceeded fair value and recognized an impairment charge of $62 million.
10.   Income Taxes
Our income tax provision for the three months ended June 30, 2016 was $95 million on pre-tax income of $178 million, or an effective tax rate of 53.2%. For the three months ended June 30, 2015, our income tax provision was $200 million on pre-tax income of $601 million, or an effective tax rate of 33.4%. The increase in our effective tax rate was primarily a result of certain items discussed below, which had a more significant impact on our effective tax rate due to lower earnings in the current year period as compared to the prior year period.
Items impacting the increase in our effective tax rate were the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred tax assets. These factors were partially offset by the impact of certain transaction costs capitalized in a prior tax year that are now deductible as a result of the termination of our proposed combination transaction with OCI. See Note 3—Acquisitions for additional information related to the termination.
In addition, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS Inc. (CHS) that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 14—Noncontrolling Interests for additional information.
As of June 30, 2016, the Company has prepaid income taxes in the amount of $855 million. This includes approximately $690 million from the carryback of certain U.S. tax losses from the current year to prior tax periods, which is based on the timing of the completion of certain capital projects.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest on borrowings(1)	$75	$64	$151	$127
Fees on financing agreements(1)(2)	32	3	36	4
Interest on tax liabilities	—	—	1	1
Interest capitalized	(46)	(38)	(89)	(69)
Total interest expense	$61	$29	$99	$63
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

(2)
Fees on financing agreements for both the three and six months ended June 30, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of the Combination Agreement between CF Holdings and OCI. See Note 3—Acquisitions for additional information.

12.  Financing Agreements
Long-term debt presented on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	June 30, 2016		December 31, 2015
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$794	$800	$792
7.125% due 2020	7.529%	800	789	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.626%	250	248	250	248
4.930% due 2025	5.034%	500	496	500	496
5.030% due 2027	5.121%	250	248	250	248
Total long-term debt		$5,600	$5,540	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both June 30, 2016 and December 31, 2015, and total deferred debt issuance costs were $53 million and $56 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
In connection with our adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, carrying amounts as of December 31, 2015 have been retrospectively adjusted to include a direct deduction of deferred debt issuance costs of $56 million. Prior to the adoption, these costs were included in other assets on our consolidated balance sheets. See Note 2—New Accounting Standards for additional information.

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
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not greater than 3.75 to 1.00. As of June 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
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
See Note 19—Subsequent Events for additional information regarding the Private Senior Notes.
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, including by an amendment effective July 29, 2016 that we refer to as the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement) providing for a revolving credit facility of up to $1.5 billion (reflecting a reduction from $2.0 billion effected by the July 2016 Credit Agreement Amendment) with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million (reflecting a reduction from $175 million effected by the July 2016 Credit Agreement Amendment). See Note 19—Subsequent Events for additional information regarding the July 2016 Credit Agreement Amendment.
Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. CF Industries may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, euro and sterling, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
Certain of CF Holdings’ wholly owned U.S. subsidiaries will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings or CF Industries in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings or CF Industries.

The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not greater than 5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017; 5.00 to 1.00 for the quarter ending June 30, 2017; 4.75 to 1.00 for the quarter ending September 30, 2017; 4.00 to 1.00 for the quarter ending December 31, 2017; and 3.75 to 1.00 for periods after December 31, 2017. As of June 30, 2016 and immediately prior to the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement had required that the total leverage ratio be maintained at a level of not greater than 3.75 to 1.00 for all periods. As of June 30, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of June 30, 2016, after giving effect to the July 2016 Credit Agreement Amendment, we had excess borrowing capacity under the Revolving Credit Agreement of $1,495 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2016 or December 31, 2015. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2016 was 1.85%. There were no borrowings under the Revolving Credit Agreement during the six months ended June 30, 2015.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings proposed combination with certain businesses of OCI (see Note 3—Acquisitions for additional information), CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders’ commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement. See Note 11—Interest Expense for additional information.
13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2016, we have natural gas derivative contracts covering periods through the end of 2018.
As of June 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 311.7 million MMBtus (millions of British thermal units) and 431.5 million MMBtus, respectively. For the six months ended June 30, 2016, we used derivatives to cover approximately 84% of our natural gas consumption.

Foreign Currency Exchange Rates
A portion of the costs for our capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.
As of June 30, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €66 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of June 30, 2016, accumulated other comprehensive income includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in accumulated other comprehensive income is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. The amounts recognized during the three and six months ended June 30, 2016 were insignificant. We expect that the amounts to be reclassified within the next twelve months will be insignificant.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Unrealized gain (loss) recognized in income
		Three months ended June 30,
	Location	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$211	$19
Foreign currency derivatives	Other operating—net	(4)	15
Unrealized gains recognized in income		$207	$34

	Gain (loss) in income
	Three months ended June 30,
All Derivatives	2016	2015
	(in millions)
Unrealized net gains	$207	$34
Realized net losses	(59)	(16)
Net derivative gains	$148	$18

	Unrealized gain (loss) recognized in income
		Six months ended June 30,
	Location	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$190	$47
Foreign currency derivatives	Other operating—net	(1)	3
Unrealized gains recognized in income		$189	$50

	Gain (loss) in income
	Six months ended June 30,
All Derivatives	2016	2015
	(in millions)
Unrealized net gains	$189	$50
Realized net losses	(115)	(59)
Net derivative gains (losses)	$74	$(9)

The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2016 and December 31, 2015, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
		(in millions)			(in millions)
Foreign currency derivatives	Other current assets	$—	$—	Other current liabilities	$(1)	$—
Foreign currency derivatives	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	13	—	Other current liabilities	(16)	(130)
Natural gas derivatives	Other assets	1	—	Other liabilities	(19)	(81)
Total derivatives		$14	$—		$(36)	$(211)
Current / Noncurrent totals
	Other current assets	$13	$—	Other current liabilities	$(17)	$(130)
	Other assets	1	—	Other liabilities	(19)	(81)
Total derivatives		$14	$—		$(36)	$(211)
As of June 30, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $35 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both June 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2016 and December 31, 2015:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2016
Total derivative assets	$14	$14	$—	$—
Total derivative liabilities	36	14	—	22
Net derivative liabilities	$(22)	$—	$—	$(22)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	211	—	—	211
Net derivative liabilities	$(211)	$—	$—	$(211)
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented are the same.

We do not believe the contractually allowed netting, close-out netting or setoff of amounts owed to, or due from, the counterparties to our ISDA agreements would have a material effect on our consolidated financial position.

14.   Noncontrolling Interests
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Six months ended June 30,
	2016			2015
	CFN	TNCLP	Total	TNCLP
	(in millions)
Noncontrolling interests:
Beginning balance	$—	$352	$352	$363
Issuance of noncontrolling interest in CFN	2,792	—	2,792	—
Earnings attributable to noncontrolling interests	40	17	57	18
Declaration of distributions payable	—	(20)	(20)	(21)
Ending balance	$2,832	$349	$3,181	$360
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—
Declaration of distributions payable	—	20	20	21
Distributions to noncontrolling interest	—	(20)	(20)	(21)
Ending balance	$—	$—	$—	$—
CF Industries Nitrogen, LLC (CFN)
Our strategic venture with CHS Inc. (CHS) commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.
Additionally, under the terms of the strategic venture, if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative. As of June 30, 2016, the value of this embedded derivative was $8 million, which is included in other liabilities on our consolidated balance sheet. Future changes in the value of this derivative would be recognized in earnings with a corresponding adjustment to the liability.
On July 31, 2016, the CFN Board of Managers approved distribution payments in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN. On August 1, 2016, CFN distributed $75 million to CHS.
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
In each of the applicable quarters of 2016 and 2015, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2016 and 2015, were $47 million and $56 million, respectively.
As of June 30, 2016, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

15.   Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2014	$(41)	$1	$5	$(125)	$(160)
Loss arising during the period	—	—	—	(3)	(3)
Reclassification to earnings	—	—	—	3	3
Effect of exchange rate changes and deferred taxes	(50)	—	—	5	(45)
Balance as of June 30, 2015	$(91)	$1	$5	$(120)	$(205)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Loss arising during the period	—	—	—	(3)	(3)
Effect of exchange rate changes and deferred taxes	10	—	—	—	10
Balance as of June 30, 2016	$(188)	$1	$5	$(61)	$(243)
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Defined Benefit Plans
Amortization of prior service (benefit) cost(1)	$—	$(1)	$—	$(1)
Amortization of net loss(1)	—	2	—	4
Total before tax	—	1	—	3
Tax effect	—	—	—	(1)
Net of tax	$—	$1	$—	$2
Total reclassifications for the period	$—	$1	$—	$2
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
No share repurchases were made during the six months ended June 30, 2016. During the three and six months ended June 30, 2015, we repurchased 4.5 million shares for $268 million and 8.6 million shares for $505 million, respectively. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. During the six months ended June 30, 2015, we retired 10.7 million shares of repurchased stock. No shares of repurchased stock were retired during the six months ended June 30, 2016.

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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is set for trial beginning on January 9, 2017. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. Due to the uncertain nature of this litigation, the Company cannot provide a range of reasonably possible loss in these lawsuits. However, based upon currently available information, including available insurance coverage, we do not believe that the West Fertilizer Co. litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1-hour standard through permanent and enforceable emissions reductions. The EPA's approval of the Louisiana air program revision became effective on August 8, 2011. However, a recent decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of the EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on our consolidated financial position, results of operations or cash flows.
Furthermore, the Baton Rouge area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. On May 4, 2016, the EPA determined that the Baton Rouge nonattainment area had complied with the obligation to achieve attainment with the 2008 8-hour ozone standard by the July 20, 2015 deadline. The EPA stated that additional statutory criteria must be met before the area would be redesignated to attainment. However, even if these additional requirements are satisfied, a more stringent national ambient air quality standard for ozone published by the EPA on October 1, 2015 could cause Baton Rouge to again be classified as a nonattainment area.
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
Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the former mine site or a possible claim for natural resource damages. However, based on currently available information, we do not expect the remedial or financial obligations to which we may be subject involving this or other known cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2016 and 2015 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2016
Net sales	$358	$240	$370	$90	$76	$1,134
Cost of sales	152	118	197	90	50	607
Gross margin	$206	$122	$173	$—	$26	527
Total other operating costs and expenses						280
Equity in losses of operating affiliates						(9)
Operating earnings						$238
Three months ended June 30, 2015(2)
Net sales	$599	$211	$407	$48	$46	$1,311
Cost of sales	260	92	205	39	29	625
Gross margin	$339	$119	$202	$9	$17	686
Total other operating costs and expenses						61
Equity in earnings of operating affiliates						5
Operating earnings						$630

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2016
Net sales	$625	$475	$679	$215	$144	$2,138
Cost of sales	356	293	428	202	115	1,394
Gross margin	$269	$182	$251	$13	$29	744
Total other operating costs and expenses						400
Equity in losses of operating affiliates						(9)
Operating earnings						$335
Six months ended June 30, 2015(2)
Net sales	$887	$423	$763	$99	$93	$2,265
Cost of sales	428	192	402	82	59	1,163
Gross margin	$459	$231	$361	$17	$34	1,102
Total other operating costs and expenses						119
Equity in earnings of operating affiliates						14
Operating earnings						$997
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)	In the third quarter of 2015, we changed the composition of our reportable segments. Prior-year results have been recast to conform with the new presentation of reportable segments.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the Public Senior Notes issued by CF Industries, a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Public Senior Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under registration statements filed by Parent and CF Industries with the SEC. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020. As of June 30, 2016, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Public Senior Notes. For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the six months ended June 30, 2016 and 2015, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of June 30, 2016 and December 31, 2015. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$58	$1,192	$(116)	$1,134
Cost of sales	—	78	645	(116)	607
Gross margin	—	(20)	547	—	527
Selling, general and administrative expenses	1	3	48	—	52
Transaction costs	(56)	—	221	—	165
Other operating—net	1	(1)	63	—	63
Total other operating costs and expenses	(54)	2	332	—	280
Equity in losses of operating affiliates	—	—	(9)	—	(9)
Operating earnings (losses)	54	(22)	206	—	238
Interest expense	—	77	3	(19)	61
Interest income	—	(13)	(7)	19	(1)
Net earnings of wholly owned subsidiaries	(23)	(63)	—	86	—
Earnings before income taxes and equity in losses of non-operating affiliates	77	(23)	210	(86)	178
Income tax provision (benefit)	30	(46)	111	—	95
Equity in losses of non-operating affiliates—net of taxes	—	—	—	—	—
Net earnings	47	23	99	(86)	83
Less: Net earnings attributable to noncontrolling interests	—	—	36	—	36
Net earnings attributable to common stockholders	$47	$23	$63	$(86)	$47

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$47	$23	$99	$(86)	$83
Other comprehensive losses	(41)	(41)	(40)	81	(41)
Comprehensive income (losses)	6	(18)	59	(5)	42
Less: Comprehensive income attributable to noncontrolling interests	—	—	36	—	36
Comprehensive income (losses) attributable to common stockholders	$6	$(18)	$23	$(5)	$6

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$203	$2,229	$(294)	$2,138
Cost of sales	—	126	1,562	(294)	1,394
Gross margin	—	77	667	—	744
Selling, general and administrative expenses	2	4	91	—	97
Transaction costs	(46)	—	225	—	179
Other operating—net	—	—	124	—	124
Total other operating costs and expenses	(44)	4	440	—	400
Equity in losses of operating affiliates	—	—	(9)	—	(9)
Operating earnings	44	73	218	—	335
Interest expense	—	162	(21)	(42)	99
Interest income	—	(30)	(14)	42	(2)
Net earnings of wholly owned subsidiaries	(55)	(77)	—	132	—
Other non-operating—net	—	—	(2)	—	(2)
Earnings before income taxes and equity in losses of non-operating affiliates	99	18	255	(132)	240
Income tax provision (benefit)	26	(37)	121	—	110
Equity in losses of non-operating affiliates—net of taxes	—	—	—	—	—
Net earnings	73	55	134	(132)	130
Less: Net earnings attributable to noncontrolling interests	—	—	57	—	57
Net earnings attributable to common stockholders	$73	$55	$77	$(132)	$73

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$73	$55	$134	$(132)	$130
Other comprehensive income	7	7	7	(14)	7
Comprehensive income	80	62	141	(146)	137
Less: Comprehensive income attributable to noncontrolling interests	—	—	57	—	57
Comprehensive income attributable to common stockholders	$80	$62	$84	$(146)	$80

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$111	$1,393	$(193)	$1,311
Cost of sales	—	111	707	(193)	625
Gross margin	—	—	686	—	686
Selling, general and administrative expenses	1	1	36	—	38
Other operating—net	—	—	23	—	23
Total other operating costs and expenses	1	1	59	—	61
Equity in earnings of operating affiliates	—	—	5	—	5
Operating (losses) earnings	(1)	(1)	632	—	630
Interest expense	—	66	(22)	(15)	29
Interest income	—	(15)	—	15	—
Net earnings of wholly owned subsidiaries	(353)	(386)	—	739	—
Earnings before income taxes and equity in losses of non-operating affiliates	352	334	654	(739)	601
Income tax (benefit) provision	—	(19)	219	—	200
Equity in losses of non-operating affiliates—net of taxes	—	—	(36)	—	(36)
Net earnings	352	353	399	(739)	365
Less: Net earnings attributable to noncontrolling interest	—	—	13	—	13
Net earnings attributable to common stockholders	$352	$353	$386	$(739)	$352

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$352	$353	$399	$(739)	$365
Other comprehensive income	35	34	36	(70)	35
Comprehensive income	387	387	435	(809)	400
Less: Comprehensive income attributable to noncontrolling interest	—	—	13	—	13
Comprehensive income attributable to common stockholders	$387	$387	$422	$(809)	$387

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$192	$2,397	$(324)	$2,265
Cost of sales	—	192	1,295	(324)	1,163
Gross margin	—	—	1,102	—	1,102
Selling, general and administrative expenses	2	1	75	—	78
Other operating—net	—	(5)	46	—	41
Total other operating costs and expenses	2	(4)	121	—	119
Equity in earnings of operating affiliates	—	—	14	—	14
Operating (losses) earnings	(2)	4	995	—	997
Interest expense	—	131	(53)	(15)	63
Interest income	—	(15)	(1)	15	(1)
Net earnings of wholly owned subsidiaries	(584)	(657)	—	1,241	—
Earnings before income taxes and equity in losses of non-operating affiliates	582	545	1,049	(1,241)	935
Income tax (benefit) provision	(1)	(39)	353	—	313
Equity in losses of non-operating affiliates—net of taxes	—	—	(21)	—	(21)
Net earnings	583	584	675	(1,241)	601
Less: Net earnings attributable to noncontrolling interest	—	—	18	—	18
Net earnings attributable to common stockholders	$583	$584	$657	$(1,241)	$583

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$583	$584	$675	$(1,241)	$601
Other comprehensive losses	(45)	(46)	(45)	91	(45)
Comprehensive income	538	538	630	(1,150)	556
Less: Comprehensive income attributable to noncontrolling interest	—	—	18	—	18
Comprehensive income attributable to common stockholders	$538	$538	$612	$(1,150)	$538

Condensed Consolidating Balance Sheet

	June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$3	$2	$2,003	$—	$2,008
Restricted cash	—	—	7	—	7
Accounts and notes receivable—net	—	1,314	1,494	(2,569)	239
Inventories	—	—	231	—	231
Prepaid income taxes	—	—	855	—	855
Other current assets	—	—	34	—	34
Total current assets	3	1,316	4,624	(2,569)	3,374
Property, plant and equipment—net	—	—	9,413	—	9,413
Investments in affiliates	4,225	9,664	289	(13,889)	289
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,363	—	2,363
Other assets	—	17	306	—	323
Total assets	$4,799	$10,997	$16,997	$(17,031)	$15,762
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$815	$523	$1,973	$(2,569)	$742
Income taxes payable	—	—	1	—	1
Customer advances	—	—	13	—	13
Other current liabilities	—	—	17	—	17
Total current liabilities	815	523	2,004	(2,569)	773
Long-term debt	—	5,540	—	—	5,540
Deferred income taxes	—	71	1,716	—	1,787
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	65	432	—	497
Equity:
Stockholders' equity:
Preferred stock	—	—	16	(16)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,384	(12)	9,937	(9,925)	1,384
Retained earnings	2,991	4,480	(47)	(4,433)	2,991
Treasury stock	(150)	—	—	—	(150)
Accumulated other comprehensive loss	(243)	(243)	(243)	486	(243)
Total stockholders' equity	3,984	4,225	9,664	(13,889)	3,984
Noncontrolling interests	—	—	3,181	—	3,181
Total equity	3,984	4,225	12,845	(13,889)	7,165
Total liabilities and equity	$4,799	$10,997	$16,997	$(17,031)	$15,762

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1	$—	$285	$—	$286
Restricted cash	—	—	23	—	23
Accounts and notes receivable—net	1	2,987	1,565	(4,286)	267
Inventories	—	—	321	—	321
Prepaid income taxes	—	—	185	—	185
Other current assets	—	24	21	—	45
Total current assets	2	3,011	2,400	(4,286)	1,127
Property, plant and equipment—net	—	—	8,539	—	8,539
Investments in affiliates	4,303	8,148	298	(12,451)	298
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,390	—	2,390
Other assets	—	19	310	—	329
Total assets	$4,876	$11,178	$13,939	$(17,310)	$12,683
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$841	$648	$3,715	$(4,286)	$918
Income taxes payable	—	—	5	—	5
Customer advances	—	—	162	—	162
Other current liabilities	—	—	130	—	130
Total current liabilities	841	648	4,012	(4,286)	1,215
Long-term debt	—	5,537	—	—	5,537
Deferred income taxes	—	52	864	—	916
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	66	562	—	628
Equity:
Stockholders' equity:
Preferred stock	—	—	17	(17)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,378	(13)	8,365	(8,352)	1,378
Retained earnings	3,058	4,565	16	(4,581)	3,058
Treasury stock	(153)	—	—	—	(153)
Accumulated other comprehensive loss	(250)	(250)	(250)	500	(250)
Total stockholders' equity	4,035	4,302	8,149	(12,451)	4,035
Noncontrolling interest	—	—	352	—	352
Total equity	4,035	4,302	8,501	(12,451)	4,387
Total liabilities and equity	$4,876	$11,178	$13,939	$(17,310)	$12,683

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$73	$55	$134	$(132)	$130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	5	322	—	327
Deferred income taxes	—	20	855	—	875
Stock-based compensation expense	9	—	—	—	9
Unrealized gain on derivatives	—	—	(189)	—	(189)
Loss on disposal of property, plant and equipment	—	—	4	—	4
Undistributed (earnings) loss of affiliates—net	(54)	(78)	1	132	1
Changes in:
Accounts and notes receivable—net	1	139	(68)	(48)	24
Inventories	—	—	81	—	81
Accrued and prepaid income taxes	—	—	(673)	—	(673)
Accounts and notes payable and accrued expenses	(9)	(79)	(27)	48	(67)
Customer advances	—	—	(149)	—	(149)
Other—net	—	—	73	—	73
Net cash provided by operating activities	20	62	364	—	446
Investing Activities:
Additions to property, plant and equipment	—	—	(1,379)	—	(1,379)
Proceeds from sale of property, plant and equipment	—	—	2	—	2
Withdrawals from restricted cash funds	—	—	16	—	16
Other—net	—	—	3	—	3
Net cash used in investing activities	—	—	(1,358)	—	(1,358)
Financing Activities:
Short-term debt—net	(18)	(60)	78	—	—
Financing fees	—	—	(5)	—	(5)
Dividends paid on common stock	(140)	(140)	(140)	280	(140)
Dividends to/from affiliates	140	140	—	(280)	—
Issuance of noncontrolling interest in CFN	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	(20)	—	(20)
Net cash (used in) provided by financing activities	(18)	(60)	2,713	—	2,635
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Increase in cash and cash equivalents	2	2	1,718	—	1,722
Cash and cash equivalents at beginning of period	1	—	285	—	286
Cash and cash equivalents at end of period	$3	$2	$2,003	$—	$2,008

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$583	$584	$675	$(1,241)	$601
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3	216	—	219
Deferred income taxes	—	20	(26)	—	(6)
Stock-based compensation expense	8	—	—	—	8
Excess tax benefit from stock-based compensation	(2)	—	—	—	(2)
Unrealized gain on derivatives	—	—	(43)	—	(43)
Loss on sale of equity method investments	—	—	43	—	43
Loss on disposal of property, plant and equipment	—	—	14	—	14
Undistributed (earnings) loss of affiliates—net	(584)	(657)	(16)	1,241	(16)
Due to/from affiliates—net	2	—	(2)	—	—
Changes in:
Accounts and notes receivable—net	—	(65)	(82)	143	(4)
Inventories	—	—	(8)	—	(8)
Accrued and prepaid income taxes	(1)	(10)	41	—	30
Accounts and notes payable and accrued expenses	—	76	34	(143)	(33)
Customer advances	—	—	(308)	—	(308)
Other—net	—	1	3	—	4
Net cash provided by (used in) operating activities	6	(48)	541	—	499
Investing Activities:
Additions to property, plant and equipment	—	—	(1,032)	—	(1,032)
Proceeds from sale of property, plant and equipment	—	—	8	—	8
Proceeds from sale of equity method investment	—	—	13	—	13
Withdrawals from restricted cash funds	—	—	32	—	32
Other—net	—	(1)	(22)	1	(22)
Net cash used in investing activities	—	(1)	(1,001)	1	(1,001)
Financing Activities:
Short-term debt—net	508	(50)	(458)	—	—
Financing fees	—	(2)	—	—	(2)
Dividends paid on common stock	(143)	(143)	(142)	285	(143)
Dividends to/from affiliates	143	142	—	(285)	—
Distributions to noncontrolling interest	—	—	(21)	—	(21)
Purchases of treasury stock	(523)	—	—	—	(523)
Issuances of common stock under employee stock plans	7	—	—	—	7
Excess tax benefit from stock-based compensation	2	—	—	—	2
Other—net	—	—	1	(1)	—
Net cash used in financing activities	(6)	(53)	(620)	(1)	(680)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Decrease in cash and cash equivalents	—	(102)	(1,085)	—	(1,187)
Cash and cash equivalents at beginning of period	—	106	1,891	—	1,997
Cash and cash equivalents at end of period	$—	$4	$806	$—	$810

19.   Subsequent Events
CF Industries Holdings, Inc. and CF Industries, Inc. entered into the July 2016 Credit Agreement Amendment on July 29, 2016, reducing the revolving credit facility under the Revolving Credit Agreement from $2.0 billion to $1.5 billion, decreasing the letter of credit sub-limit under the Revolving Credit Agreement from $175 million to $125 million and increasing the maximum total leverage ratio under the Revolving Credit Agreement to 5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017; 5.00 to 1.00 for the quarter ending June 30, 2017; 4.75 to 1.00 for the quarter ending September 30, 2017; 4.00 to 1.00 for the quarter ending December 31, 2017; and 3.75 to 1.00 for periods after December 31, 2017. As of June 30, 2016 and immediately prior to the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement had required that the total leverage ratio be maintained at a level of not greater than 3.75 to 1.00 for all periods.
We are seeking to amend the Note Purchase Agreement, which governs the Private Senior Notes, to increase the maximum total leverage ratio thereunder to the same levels in the same specified periods as are now permitted under the Revolving Credit Agreement, as described above. See Note 12—Financing Agreements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries. All references to "CF Holdings" refer to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Footnotes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Second Quarter of 2016 Compared to Second Quarter of 2015

•	Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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

Items Affecting Comparability of Results
The following section outlines certain items that impact the comparability of our financial results. These items include:

▪	Nitrogen Fertilizer Market Conditions

▪	CF Fertilisers UK Acquisition

▪	Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses

▪	Strategic Venture with CHS

▪	Capacity Expansion Projects
Nitrogen Fertilizer Market Conditions
The second quarter and first six months of 2016 were impacted by declining selling prices. The average selling price for our products in the second quarter of 2016 was $249 per ton compared to $363 per ton for the second quarter of 2015, a decrease of 31%, resulting in a decrease in both net sales and gross margin of $363 million between the periods. The average selling price for our products in the first six months of 2016 was $248 per ton compared to $347 per ton for the first six months of 2015, a decline of 29%, resulting in a decrease in both net sales and gross margin of $663 million. The decline in selling prices has impacted each of our reportable segments.
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating a global nitrogen fertilizer oversupply environment and leading to lower selling prices.
Over the past several years, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity and the current surplus of supply in the market. In addition, lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs have further contributed to the oversupply environment.
Because a significant portion of our nitrogen fertilizer production capacity is located in the United States and Canada, we have benefited from access to low cost North American natural gas. We expect the oversupply in the global nitrogen fertilizer market to continue until the global supply and demand balance tightens through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became a wholly owned subsidiary. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. This transaction increased our manufacturing capacity with the acquisition of CF Fertilisers UK’s nitrogen manufacturing complexes in Ince and Billingham, United Kingdom. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant. See Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed in the CF Fertilisers UK acquisition on July 31, 2015.

The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in losses of non-operating affiliates—net of taxes. The following table presents CF Fertilisers UK’s results, which are included within our three and six months ended June 30, 2016 financial results.

	CF Holdings Reportable Segments
CF Fertilisers UK	Ammonia	AN	Other	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2016
Sales volume by product tons (000s)	27	221	212	460
Net sales	$7	$49	$38	$94
Cost of sales	6	48	36	90
Gross margin	$1	$1	$2	$4
Gross margin percentage	14.3%	2.0%	5.3%	4.3%
Six months ended June 30, 2016
Sales volume by product tons (000s)	83	557	411	1,051
Net sales	$22	$132	$73	$227
Cost of sales	19	120	71	210
Gross margin	$3	$12	$2	$17
Gross margin percentage	13.6%	9.1%	2.7%	7.5%
Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement (the “Termination Agreement”) under which the parties agreed to terminate the Combination Agreement by mutual written consent. Pursuant to the Termination Agreement, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our unaudited interim consolidated statements of operations included in Part I of this report. Under the Termination Agreement, the parties to the Combination Agreement also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the Combination Agreement and all ancillary agreements contemplated thereby (other than the confidentiality agreement between CF Holdings and OCI) or the transactions contemplated therein or thereby.
In the three and six months ended June 30, 2016, we incurred $165 million and $179 million, respectively, of transaction costs associated with our proposed combination with OCI and our strategic venture with CHS. These amounts include the $150 million termination fee paid to OCI in the second quarter of 2016 and costs for various consulting and legal services.
Strategic Venture with CHS
Our strategic venture with CHS Inc. (CHS) commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. We began recognizing the noncontrolling interest pertaining to CHS’s ownership interest in CFN on February 1, 2016, and during the first half of 2016, we recognized $40 million of earnings attributable to the noncontrolling interest in CFN. Further information regarding this strategic venture can be found in Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report.

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
The new Donaldsonville granular urea and UAN plants came on line in the fourth quarter of 2015 and in the first quarter of 2016, respectively. These new plants allow us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. The completion of the new Donaldsonville ammonia plant that is expected to be commissioned later in 2016 will result in an increase in the overall nutrient ton production capacity due to the added ammonia capacity. In the first half of 2016, we incurred $39 million of depreciation related to the new Donaldsonville granular urea and UAN plants that have recently been commissioned. The new Port Neal ammonia and urea plants are both expected to be commissioned later in 2016.
Financial Executive Summary

•
We reported net earnings attributable to common stockholders of $47 million in the second quarter of 2016 compared to net earnings of $352 million in the same quarter of 2015, a decrease of $305 million, or 87%.

•
Diluted net earnings per share attributable to common stockholders decreased $1.29, or 87%, to $0.20 per share in the second quarter of 2016 from $1.49 per share in the second quarter of 2015. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in the second quarter of 2016 as compared to the prior year quarter. Diluted weighted-average shares outstanding decreased 1% between the second quarter of 2015 and the second quarter of 2016 due to our share repurchase activity in 2015.

•
During the second quarter of 2016, we experienced lower net earnings compared to the second quarter of 2015 due primarily to lower gross margin and higher transaction costs, including the $150 million termination fee paid to OCI.

•
Our total gross margin declined by $159 million, or 23%, to $527 million in the second quarter of 2016 from $686 million in the second quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $4 million, or 1%. The remaining decrease in gross margin of $163 million, or 24%, was due primarily to lower average selling prices, the effect of which was partially offset by the impact of mark-to-market gains on natural gas derivatives and increased sales volume:

▪	Average selling prices, primarily UAN, ammonia, and granular urea, decreased by 30%, which reduced gross margin by $363 million.

▪
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $192 million as the second quarter of 2016 included a $211 million gain and the second quarter of 2015 included a $19 million gain.

▪	Sales volume, primarily granular urea and UAN, increased by 13%, which increased gross margin by $37 million.

•
Our second quarter 2016 results included $38 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($48 million after tax), $211 million of unrealized net mark-to-market gains ($133 million after tax) on natural gas derivatives, $165 million of transaction costs ($84 million after tax), $19 million of expenses ($12 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, amortization of the financing fees related to the terminated bridge credit agreement of $28 million ($18 million after tax), and $2 million of realized and unrealized net losses ($1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $352 million for the second quarter of 2015 included $43 million of losses ($31 million after tax) as a result of the sale of equity method investments, $6 million of losses on foreign currency transactions ($4 million after tax), $19 million of unrealized net mark-to-market gains ($12 million after tax) on natural gas derivatives, $4 million of realized and unrealized net gains ($2 million after tax) on foreign currency derivatives related to our capacity expansion projects and $12 million of expenses ($7 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our total net sales decreased $177 million, or 14%, in the second quarter of 2016 compared to the second quarter of 2015 including the acquisition of CF Fertilisers UK, which increased net sales by $94 million, or 7%. The remaining decline in our net sales of $271 million, or 21%, was due to a 30% decrease in average selling prices partially offset by a 13% increase in sales volume.

•
Net cash provided by operating activities during the first six months of 2016 was $446 million as compared to $499 million in the first six months of 2015. The $53 million decrease resulted from lower net earnings during the first six months of 2016 and working capital changes. The working capital changes include lower amounts paid for income taxes and higher tax refunds received in 2016 compared to the same period of 2015. Favorable changes in working capital also occurred as we entered 2016 with a lower level of customer advances than 2015 due to customers’ hesitancy to enter into prepaid contracts in a declining fertilizer price environment.  As a result, a greater proportion of sales was paid in the 2016 spring season as compared to the prior year period. Additionally there was a reduction in inventory and accounts receivable levels during the first six months of 2016 as compared to an increase in both during the first six months of 2015.

•
Net cash used in investing activities was $1.36 billion in the first six months of 2016 as compared to net cash used in investing activities of $1.00 billion in the first six months of 2015. The $357 million increase is due to the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first six months of 2016, capital expenditures totaled $1.38 billion compared to $1.03 billion in the first six months of 2015.

•
Net cash provided by financing activities was $2.64 billion in the first six months of 2016 compared to net cash used in financing activities of $680 million in the same period of 2015. In the first six months of 2016, CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. No share repurchases were made during the first six months of 2016 compared to 8.6 million shares repurchased for $523 million in cash during the first six months of 2015. Dividends paid on common stock were $140 million and $143 million in the first six months of 2016 and 2015, respectively.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$1,134	$1,311	$(177)	(14)%	$2,138	$2,265	$(127)	(6)%
Cost of sales (COS)	607	625	(18)	(3)%	1,394	1,163	231	20%
Gross margin	527	686	(159)	(23)%	744	1,102	(358)	(32)%
Gross margin percentage	46.5%	52.3%	(5.8)%		34.8%	48.6%	(13.8)%
Selling, general and administrative expenses	52	38	14	37%	97	78	19	24%
Transaction costs	165	—	165	N/M	179	—	179	N/M
Other operating—net	63	23	40	174%	124	41	83	202%
Total other operating costs and expenses	280	61	219	N/M	400	119	281	236%
Equity in (losses) earnings of operating affiliates	(9)	5	(14)	N/M	(9)	14	(23)	(164)%
Operating earnings	238	630	(392)	(62)%	335	997	(662)	(66)%
Interest expense—net	60	29	31	107%	97	62	35	56%
Other non-operating—net	—	—	—	N/M	(2)	—	(2)	N/M
Earnings before income taxes and equity in losses of non-operating affiliates	178	601	(423)	(70)%	240	935	(695)	(74)%
Income tax provision	95	200	(105)	(53)%	110	313	(203)	(65)%
Equity in losses of non-operating affiliates—net of taxes	—	(36)	36	(100)%	—	(21)	21	(100)%
Net earnings	83	365	(282)	(77)%	130	601	(471)	(78)%
Less: Net earnings attributable to noncontrolling interests	36	13	23	177%	57	18	39	217%
Net earnings attributable to common stockholders	$47	$352	$(305)	(87)%	$73	$583	$(510)	(87)%
Diluted net earnings per share attributable to common stockholders	$0.20	$1.49	$(1.29)	(87)%	$0.31	$2.44	$(2.13)	(87)%
Diluted weighted-average common shares outstanding	233.5	236.1	(2.6)	(1)%	233.5	238.3	(4.8)	(2)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Supplemental Data:
Natural gas costs in COS (per MMBtu)(1)	$2.10	$2.79	$(0.69)	(25)%	$2.29	$3.10	$(0.81)	(26)%
Realized derivatives loss in COS (per MMBtu)(2)	0.75	0.07	0.68	N/M	0.77	0.31	0.46	148%
Cost of natural gas in COS (per MMBtu)	$2.85	$2.86	$(0.01)	—%	$3.06	$3.41	$(0.35)	(10)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.10	$2.72	$(0.62)	(23)%	$2.04	$2.80	$(0.76)	(27)%
Average daily market price of natural gas (per MMBtu) National Balancing Point (UK)	$4.50	$6.85	$(2.35)	(34)%	$4.43	$7.06	$(2.63)	(37)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(211)	$(19)	$(192)	N/M	$(190)	$(47)	$(143)	N/M
Capital expenditures	$703	$587	$116	20%	$1,379	$1,032	$347	34%
Production volume by product tons (000s):
Ammonia(3)	1,991	1,843	148	8%	3,994	3,660	334	9%
Granular urea	808	593	215	36%	1,627	1,218	409	34%
UAN (32%)	1,771	1,484	287	19%	3,289	2,914	375	13%
AN	386	202	184	91%	817	431	386	90%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out (FIFO) inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

Second Quarter of 2016 Compared to Second Quarter of 2015
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other and include the results of CF Fertilisers UK as a result of our acquisition that closed on July 31, 2015. We reported net earnings attributable to common stockholders of $47 million in the second quarter of 2016 compared to net earnings of $352 million in the same quarter of 2015, a decrease of $305 million, or 87%. We experienced lower net earnings compared to the second quarter of 2015 due primarily to lower gross margin and higher transaction costs, including the $150 million termination fee paid to OCI.
Our total gross margin declined by $159 million, or 23%, to $527 million in the second quarter of 2016 from $686 million in the second quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $4 million, or 1%. The remaining decrease in gross margin of $163 million, or 24%, was due primarily to lower average selling prices, partially offset by the impact of mark-to-market gains on natural gas derivatives and increased sales volume:

•	Average selling prices, primarily UAN, ammonia, and granular urea, decreased by 30%, which reduced gross margin by $363 million.

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $192 million as the second quarter of 2016 included a $211 million gain and the second quarter of 2015 included a $19 million gain.

•	Sales volume, primarily granular urea and UAN, increased by 13%, which increased gross margin by $37 million.
Net earnings attributable to common stockholders of $47 million in the second quarter of 2016 included $38 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($48 million after tax), $211 million of unrealized net mark-to-market gains ($133 million after tax) on natural gas derivatives, $165 million of transaction costs ($84 million after tax), $19 million of expenses ($12 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that did not qualify for capitalization, amortization of the financing fees related to the terminated bridge credit agreement of $28 million ($18 million after tax) and $2 million of realized and unrealized net losses ($1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $352 million for the second quarter of 2015 included $43 million of losses ($31 million after tax) as a result of the sale of equity method investments, $6 million of losses on foreign currency transactions ($4 million after tax), $19 million of unrealized net mark-to-market gains ($12 million after tax) on natural gas derivatives, $4 million of realized and unrealized net gains ($2 million after tax) on foreign currency derivatives related to our capacity expansion projects and $12 million of expenses ($7 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Our total net sales decreased $177 million, or 14%, to $1.13 billion in the second quarter of 2016 compared to $1.31 billion in the second quarter of 2015. The impact of the CF Fertilisers UK acquisition increased our net sales by $94 million or 7%. The remaining decline in our net sales of $271 million, or 21%, was due to a 30% decrease in average selling prices partially offset by a 13% increase in sales volume.
Average selling prices, excluding the acquisition impact of CF Fertilisers UK, were $254 per ton in the second quarter of 2016 compared to $363 per ton in the second quarter of 2015 due primarily to lower UAN, ammonia, and granular urea selling prices in 2016. Selling prices were negatively impacted by the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs.
Our total sales volume increased by 26% from the second quarter of 2015 to the second quarter of 2016. The impact of the CF Fertilisers UK acquisition increased our sales volume by 13%. The remaining increase in our sales volume of 13% was due primarily to higher granular urea and UAN sales volume as a result of our expansion projects coming on line at our Donaldsonville, Louisiana complex and increased UAN demand late in the second quarter of 2016.
Cost of Sales
Our total cost of sales decreased $18 million, or 3%, from the second quarter of 2015 to the second quarter of 2016. The impact of the CF Fertilisers UK acquisition increased cost of sales by $90 million, or 14%. The remaining decrease in our cost of sales of $108 million, or 17%, was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives partly offset by increased sales volume, higher depreciation and costs related to the reconfiguration at our Yazoo City complex. The second quarter of 2016 included a $211 million mark-to-market net gain compared to a $19 million mark-to-market net gain included in the second quarter of 2015. As a result, the remaining cost of sales per ton averaged $126 in the second quarter of 2016, a 27% decrease from the $173 per ton in the same quarter of 2015.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14 million to $52 million in the second quarter of 2016 from $38 million in the same quarter of 2015. The increase was due primarily to the impact of the CF Fertilisers UK acquisition and higher corporate office expenses for certain corporate projects and initiatives, plus higher legal costs.
Transaction Costs
In the second quarter of 2016, we incurred $165 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with OCI and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid by CF Holdings to OCI in the second quarter of 2016 as a result of the termination of the combination agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $63 million of expense in the second quarter of 2016 compared to $23 million of expense in the same quarter of 2015. The increased expense was due primarily to the impact of unrealized foreign currency exchange rate changes related to British pound sterling denominated intercompany debt that has not been permanently invested. The increased expense also reflects losses on foreign exchange derivatives in the second quarter of 2016 and higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization.
Equity in (Losses) Earnings of Operating Affiliates
Equity in losses of operating affiliates, consisting of our 50% share of the operating results of PLNL, decreased $14 million in the second quarter of 2016 to a loss of $9 million compared to income of $5 million in the second quarter of 2015. The loss at PLNL was primarily attributable to costs of $24 million that were incurred during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days.
Interest Expense—Net
Net interest expense was $60 million in the second quarter of 2016 compared to $29 million in the second quarter of 2015. The $31 million increase was due primarily to the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain of the OCI businesses. Upon the termination of the proposed transaction with OCI, the unamortized portion of these fees was expensed. The increase also includes higher interest expense resulting from the issuance of $1.0 billion of long-term debt in September 2015. These increases were partially offset by higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $46 million and $38 million in the second quarter of 2016 and 2015, respectively.
Income Taxes
Our income tax provision for the second quarter of 2016 was $95 million on pre-tax income of $178 million, or an effective tax rate of 53.2%, compared to an income tax provision of $200 million on pre-tax income of $601 million, or an effective tax rate of 33.4% in the prior year second quarter. The increase in our effective tax rate was primarily a result of certain items, discussed below, which had a more significant impact on our effective tax rate due to lower earnings in the current year period as compared to the prior year period.
Items impacting the increase in our effective tax rate were the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred tax assets. These factors were partially offset by the impact of certain transaction costs capitalized in a prior tax year that are now deductible as a result of the termination of our proposed combination transaction with OCI. See Note 3—Acquisitions for additional information related to the termination.
In addition, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 14—Noncontrolling Interests for additional information.

Equity in Losses of Non-Operating Affiliates—Net of Taxes
Equity in losses of non-operating affiliates—net of taxes in the second quarter of 2015 included the previously owned 50% equity method earnings of CF Fertilisers UK. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us and part of our consolidated financial results.
During the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29 million (pre-tax loss of $40 million). Equity in losses of non-operating affiliates—net of taxes for the second quarter of 2015 also included our share of operating losses experienced at Keytrade during the second quarter of 2015.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $23 million in the second quarter of 2016 compared to the second quarter of 2015 due primarily to the earnings attributable to the noncontrolling interest in CFN as a result of CHS's minority equity investment in CFN.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $1.29, or 87%, to $0.20 per share in the second quarter of 2016 from $1.49 per share in the second quarter of 2015. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in the first quarter of 2016 as compared to the prior year quarter. Diluted weighted-average shares outstanding decreased 1% between the second quarter of 2015 and the second quarter of 2016 due to our 2015 share repurchase activity.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Operating Results
We reported net earnings attributable to common stockholders of $73 million in the six months ended June 30, 2016 compared to net earnings of $583 million in the same period of 2015, a decrease of $510 million, or 87%. We experienced lower net earnings compared to the same period of 2015 due primarily to lower gross margin and higher transaction costs, including the $150 million termination fee paid to OCI.
Our total gross margin declined by $358 million, or 32%, to $744 million in the six months ended June 30, 2016 from $1.10 billion in the same period of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the first six months of 2016 by $17 million, or 2%. The remaining decrease in gross margin of $375 million, or 34%, was due primarily to lower average selling prices partially offset by the impact of mark-to-market gains on natural gas derivatives, increased sales volume, and lower physical natural gas costs:

•	Average selling prices, primarily for ammonia, UAN and granular urea, decreased by 27%, which reduced gross margin by $663 million.

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $143 million as the six months ended June 30, 2016 included a $190 million gain and the first six months of 2015 included a $47 million gain.

•	Sales volume, primarily granular urea and UAN, increased by 16%, which increased gross margin by $145 million.

•
Lower physical natural gas costs in the six months ended June 30, 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $49 million as compared to the first six months of 2015.

Net earnings attributable to common stockholders of $73 million for the first six months of 2016 included $83 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($81 million after tax), $190 million unrealized net mark-to-market gain ($119 million after tax) on natural gas derivatives, $179 million of transaction costs ($96 million after tax), $35 million of expenses ($22 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana, and Port Neal, Iowa that did not qualify for capitalization, amortization of the financing fees related to the terminated bridge credit agreement of $28 million ($18 million after tax), and $1 million of realized and unrealized net gains ($1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $583 million for the first six months of 2015 included $43 million of losses ($31 million after tax) as a result of the sale of equity method investments, $14 million of gains on foreign currency transactions primarily related to unrealized gains on foreign currency denominated intercompany debt not permanently invested ($9 million after tax), $47 million of pre-tax unrealized net mark-to-market gains ($30 million after tax) on natural gas derivatives, $19 million of realized and unrealized net losses ($12 million after tax) on foreign currency derivatives related to our capacity expansion projects and $21 million of expenses ($13 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Our total net sales decreased $127 million, or 6%, to $2.14 billion in the first six months of 2016 compared to $2.27 billion in the first six months of 2015. The impact of the CF Fertilisers UK acquisition increased our net sales by $227 million, or 10%. The remaining decline in our net sales of $354 million, or 16%, was due to a 27% decrease in average selling prices partially offset by a 16% increase in sales volume.
Average selling prices, excluding the CF Fertilisers UK acquisition impact, were $253 per ton in the first six months of 2016 compared to $347 per ton in the comparable prior year period due primarily to lower ammonia, UAN and granular urea selling prices in 2016. Selling prices were negatively impacted by the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs.
Our total sales volume increased by 32% from the first six months of 2015 to the first six months of 2016. The impact of the CF Fertilisers UK acquisition increased our sales volume by 16%. The remaining increase in our sales volume of 16% was due primarily to higher granular urea and UAN sales volume which benefited from expansion production coming on line at our Donaldsonville, Louisiana complex and increased UAN demand late in the second quarter of 2016.
Cost of Sales
Our total cost of sales increased $231 million, or 20%, from the first six months of 2015 to the first six months of 2016. The impact of the CF Fertilisers UK acquisition increased cost of sales by $210 million, or 18%. The remaining increase in our cost of sales of $21 million, or 2%, was due primarily to increased sales volume, higher depreciation and costs related to the reconfiguration at our Yazoo City complex partly offset by the impact of higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs. The remaining cost of sales per ton averaged $157 in the first six months of 2016, a 12% decrease from the $178 per ton in the same period of 2015 due primarily to higher unrealized net mark-to-market gains on natural gas derivatives. The first six months of 2016 included a $190 million mark-to-market net gain compared to a $47 million mark-to-market net gain included in the first six months of 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19 million to $97 million in the first six months of 2016 from $78 million in the comparable period of 2015. The increase was due primarily to the impact of the CF Fertilisers UK acquisition and corporate office expenses for certain corporate projects and initiatives, plus higher legal costs.
Transaction Costs
In the first six months of 2016, we incurred $179 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with OCI and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid by CF Holdings to OCI in the second quarter of 2016 as a result of the termination of the combination agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $124 million of expense in the first six months of 2016 compared to $41 million of expense in the comparable period of 2015. The increased expense was due primarily to unrealized losses on foreign currency transactions primarily related to British pound sterling denominated intercompany debt that has not been permanently invested. The increased expense also reflects higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization.
Equity in (Losses) Earnings of Operating Affiliates
Equity in (losses) earnings of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in (losses) earnings of operating affiliates was a loss of $9 million in the first six months of 2016 compared to earnings of $14 million in the first six months of 2015. The loss at PLNL was primarily attributable to costs of $24 million that were incurred during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days.

Interest Expense—Net
Net interest expense was $97 million in the first six months of 2016 compared to $62 million in the first six months of 2015. The $35 million increase was due primarily to the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain of the OCI businesses. Upon the termination of the proposed transaction with OCI, the unamortized portion of these fees was expensed. The increase also includes higher interest expense resulting from the issuance of $1.0 billion of long-term debt in September 2015. These increases were partially offset by higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $89 million and $69 million in the first six months of 2016 and 2015, respectively.
Income Taxes
Our income tax provision for the first six months of 2016 was $110 million on pre-tax income of $240 million, or an effective tax rate of 45.9%, compared to an income tax provision of $313 million on pre-tax income of $935 million, or an effective tax rate of 33.5% in the prior year period. The increase in our effective tax rate was primarily a result of certain items discussed below, which had a more significant impact on our effective tax rate due to lower earnings in the current year period as compared to the prior year period.
Items impacting the increase in our effective tax rate were the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred tax assets. These factors were partially offset by the impact of certain transaction costs capitalized in a prior tax year that are now deductible as a result of the termination of our proposed combination transaction with OCI. See Note 3—Acquisitions for additional information related to the termination.
In addition, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 14—Noncontrolling Interests for additional information.
Equity in Losses of Non-Operating Affiliates—Net of Taxes
Equity in losses of non-operating affiliates—net of taxes in the first six months of 2015 included the previously owned 50% equity method earnings of CF Fertilisers UK. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us and part of our consolidated financial results.
During the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29 million (pre-tax loss of $40 million). Equity in losses of non-operating affiliates—net of taxes for the second quarter of 2015 also included our share of operating losses experienced at Keytrade during the second quarter of 2015.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $39 million in the first six months of 2016 compared to the comparable period in 2015 due primarily to the earnings attributable to the noncontrolling interest in CFN as a result of CHS's minority equity investment in CFN. This increase is partly offset by lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $2.13, or 87%, to $0.31 per share in the first six months of 2016 from $2.44 per share in the first six months of 2015. This decrease is due to lower net earnings partly offset by the lower diluted weighted-average shares outstanding in first six months of 2016 as compared to the comparable prior year period. Diluted weighted-average shares outstanding decreased 2% between the first six months of 2016 and the first six months of 2015 due to our 2015 share repurchase activity.

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
The following table presents summary operating results by business segment including the impact of the CF Fertilisers UK acquisition:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2016
Net sales	$358	$240	$370	$90	$76	$1,134
Cost of sales	152	118	197	90	50	607
Gross margin	$206	$122	$173	$—	$26	$527
Gross margin percentage	57.5%	50.8%	46.8%	—%	34.2%	46.5%
Three months ended June 30, 2015
Net sales	$599	$211	$407	$48	$46	$1,311
Cost of sales	260	92	205	39	29	625
Gross margin	$339	$119	$202	$9	$17	$686
Gross margin percentage	56.6%	56.2%	49.7%	18.8%	37.0%	52.3%
Six months ended June 30, 2016
Net sales	$625	$475	$679	$215	$144	$2,138
Cost of sales	356	293	428	202	115	1,394
Gross margin	$269	$182	$251	$13	$29	$744
Gross margin percentage	43.0%	38.3%	37.0%	6.0%	20.1%	34.8%
Six months ended June 30, 2015
Net sales	$887	$423	$763	$99	$93	$2,265
Cost of sales	428	192	402	82	59	1,163
Gross margin	$459	$231	$361	$17	$34	$1,102
Gross margin percentage	51.8%	54.5%	47.3%	17.2%	36.6%	48.6%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$358	$599	$(241)	(40)%	$625	$887	$(262)	(30)%
Cost of sales	152	260	(108)	(42)%	356	428	(72)	(17)%
Gross margin	$206	$339	$(133)	(39)%	$269	$459	$(190)	(41)%
Gross margin percentage	57.5%	56.6%	0.9%		43.0%	51.8%	(8.8)%
Sales volume by product tons (000s)	870	1,060	(190)	(18)%	1,607	1,591	16	1%
Sales volume by nutrient tons (000s)(1)	713	870	(157)	(18)%	1,318	1,305	13	1%
Average selling price per product ton	$411	$565	$(154)	(27)%	$389	$557	$(168)	(30)%
Average selling price per nutrient ton(1)	$502	$689	$(187)	(27)%	$474	$679	$(205)	(30)%
Gross margin per product ton	$237	$320	$(83)	(26)%	$167	$288	$(121)	(42)%
Gross margin per nutrient ton(1)	$289	$390	$(101)	(26)%	$204	$352	$(148)	(42)%
Depreciation and amortization	$19	$21	$(2)	(10)%	$40	$43	$(3)	(7)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(69)	$(4)	$(65)	N/M	$(62)	$(11)	$(51)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net Sales.    Total net sales in the ammonia segment decreased by $241 million, or 40%, in the second quarter of 2016 from the second quarter of 2015 due primarily to a 27% decrease in average selling prices and an 18% decrease in sales volume. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $7 million, or 1%. The remaining decrease in our ammonia net sales of $248 million, or 41%, was primarily due to lower average selling prices due to the increased global supply of nitrogen, combined with lower energy and ocean freight costs. Weaker demand for ammonia from phosphate fertilizer producers also continues to weigh on average selling prices.
Our sales volume in the second quarter of 2016 was lower due to the early start to the 2016 spring application season, which benefited sales volume in the first quarter of 2016.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $174 in the second quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $222 per ton. The remaining cost of sales per ton averaged $173 in the second quarter of 2016, a 29% decrease from the $245 per ton in the same quarter of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2016 compared to the unrealized net mark-to-market gains in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales.    Total net sales in the ammonia segment decreased by $262 million, or 30%, in the six months ended June 30, 2016 from the six months ended June 30, 2015 due primarily to a 30% decrease in average selling prices partially offset by a 1% increase in sales volume. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $22 million, or 2%. The remaining decrease in our ammonia net sales of $284 million, or 32%, was due primarily to lower average selling prices compared to the six months ended June 30, 2015 and slightly lower sales volume. Average selling prices were lower due to the continued oversupply of nitrogen driven by global capacity additions, coupled with lower energy and ocean freight costs. Our sales volume in 2016 includes the impact of the CF Fertilizers UK acquisition which increased sales volume by 5% in the six months ended June 30, 2016. The remaining sales volume decreased due primarily to weak demand from phosphate fertilizer producers.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $222 in the first six months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $229 per ton. The remaining cost of sales per ton averaged $221 in the six months ended June 30, 2016, an 18% decrease from the $269 per ton in the comparable period of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs in the first six months of 2016 compared to the comparable period of 2015.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$240	$211	$29	14%	$475	$423	$52	12%
Cost of sales	118	92	26	28%	293	192	101	53%
Gross margin	$122	$119	$3	3%	$182	$231	$(49)	(21)%
Gross margin percentage	50.8%	56.2%	(5.4)%		38.3%	54.5%	(16.2)%
Sales volume by product tons (000s)	972	600	372	62%	1,891	1,216	675	56%
Sales volume by nutrient tons (000s)(1)	447	276	171	62%	870	559	311	56%
Average selling price per product ton	$247	$352	$(105)	(30)%	$251	$348	$(97)	(28)%
Average selling price per nutrient ton(1)	$537	$764	$(227)	(30)%	$546	$757	$(211)	(28)%
Gross margin per product ton	$126	$198	$(72)	(36)%	$96	$190	$(94)	(49)%
Gross margin per nutrient ton(1)	$273	$430	$(157)	(37)%	$209	$413	$(204)	(49)%
Depreciation and amortization	$25	$10	$15	150%	$50	$20	$30	150%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(55)	$(5)	$(50)	N/M	$(49)	$(12)	$(37)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net Sales.    Net sales in the granular urea segment increased $29 million, or 14%, in the second quarter of 2016 from the second quarter of 2015 due primarily to a 62% increase in sales volume partially offset by a 30% decrease in average selling prices. Sales volume was higher due primarily to increased supply availability as a result of our expanded urea capacity at our Donaldsonville, Louisiana complex. Average selling prices decreased to $247 per ton in the second quarter of 2016 compared to $352 per ton in the second quarter of 2015 due primarily to the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $121 in the second quarter of 2016, a 21% decrease from $154 per ton in the same quarter of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2016 compared to the gains in the second quarter of 2015. This decrease was partly offset by increased depreciation expense related to our expanded urea production coming on line at our Donaldsonville, Louisiana complex in November 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales.    Net sales in the granular urea segment increased $52 million, or 12%, in the six months ended June 30, 2016 from the six months ended June 30, 2015 due primarily to a 56% increase in volume partly offset by a 28% decrease in average selling prices. Sales volume was higher due to a combination of increased production as a result of our expanded urea capacity at our Donaldsonville, Louisiana complex and increased exports. Average selling prices decreased to $251 per ton in the first six months of 2016 compared to $348 per ton in the comparable period of 2015 due primarily to the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $155 in the first six months of 2016, a 2% decrease from the $158 per ton in the comparable period of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs in the first six months of 2016 compared to the comparable period of 2015. This was partly offset by increased depreciation expense related to our expanded urea production at our Donaldsonville, Louisiana complex.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$370	$407	$(37)	(9)%	$679	$763	$(84)	(11)%
Cost of sales	197	205	(8)	(4)%	428	402	26	6%
Gross margin	$173	$202	$(29)	(14)%	$251	$361	$(110)	(30)%
Gross margin percentage	46.8%	49.7%	(2.9)%		37.0%	47.3%	(10.3)%
Sales volume by product tons (000s)	1,832	1,504	328	22%	3,284	2,821	463	16%
Sales volume by nutrient tons (000s)(1)	577	475	102	21%	1,034	889	145	16%
Average selling price per product ton	$202	$271	$(69)	(25)%	$207	$271	$(64)	(24)%
Average selling price per nutrient ton(1)	$641	$858	$(217)	(25)%	$657	$858	$(201)	(23)%
Gross margin per product ton	$94	$135	$(41)	(30)%	$76	$128	$(52)	(41)%
Gross margin per nutrient ton(1)	$300	$427	$(127)	(30)%	$243	$406	$(163)	(40)%
Depreciation and amortization	$59	$46	$13	28%	$117	$97	$20	21%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(65)	$(8)	$(57)	N/M	$(59)	$(20)	$(39)	195%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net Sales.    Net sales in the UAN segment decreased $37 million, or 9%, in the second quarter of 2016 from the second quarter of 2015 due primarily to a 25% decrease in average selling prices partially offset by a 22% increase in sales volume. Average selling prices decreased to $202 per ton in the second quarter of 2016 compared to $271 per ton in the second quarter of 2015. UAN selling prices were lower due to the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs. Our sales volume was higher due primarily to increased supply from the expanded UAN capacity at our Donaldsonville, Louisiana complex that began in the first quarter of 2016, increased UAN demand late in the second quarter of 2016 and higher exports.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $108 in the second quarter of 2016, a 21% decrease from the $136 per ton in the second quarter of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2016 compared to the gains in the second quarter of 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales.    Net sales in the UAN segment decreased $84 million, or 11%, in the six months ended June 30, 2016 from the six months ended June 30, 2015 due primarily to a 24% decrease in average selling prices, partially offset by a 16% increase in sales volume. Average selling prices decreased to $207 per ton in the first six months of 2016 compared to $271 per ton in the comparable period of 2015. UAN selling prices were lower due to the continued oversupply of nitrogen fertilizer driven by global capacity additions, coupled with lower energy and ocean freight costs. Our sales volume was higher due primarily to increased supply from the expanded UAN capacity at our Donaldsonville, Louisiana complex that began in the first quarter of 2016.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $131 in the first six months of 2016, an 8% decrease from the $143 per ton in the comparable period of 2015. The decrease was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs in the first six months of 2016 compared to the comparable period of 2015.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$90	$48	$42	88%	$215	$99	$116	117%
Cost of sales	90	39	51	131%	202	82	120	146%
Gross margin	$—	$9	$(9)	(100)%	$13	$17	$(4)	(24)%
Gross margin percentage	—%	18.8%	(18.8)%		6.0%	17.2%	(11.2)%
Sales volume by product tons (000s)	453	224	229	102%	1,011	448	563	126%
Sales volume by nutrient tons (000s)(1)	154	77	77	100%	342	154	188	122%
Average selling price per product ton	$199	$214	$(15)	(7)%	$213	$221	$(8)	(4)%
Average selling price per nutrient ton(1)	$584	$623	$(39)	(6)%	$629	$643	$(14)	(2)%
Gross margin per product ton	$—	$40	$(40)	(100)%	$13	$38	$(25)	(66)%
Gross margin per nutrient ton(1)	$—	$117	$(117)	(100)%	$38	$110	$(72)	(65)%
Depreciation and amortization	$28	$12	$16	133%	$50	$24	$26	108%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(9)	$(2)	$(7)	N/M	$(8)	$(4)	$(4)	100%
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net Sales.    Total net sales in our AN segment increased by $42 million, or 88%, in the second quarter of 2016 from the second quarter of 2015 due primarily to a 102% increase in sales volume partially offset by a 7% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $49 million, or 102%. The remaining decrease in our AN net sales of $7 million, or 15%, was due primarily to lower average selling prices from the continued oversupply of nitrogen driven by global capacity additions, coupled with lower energy and ocean freight costs.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $199 in the second quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $217 per ton. The remaining cost of sales per ton averaged $181 in the second quarter of 2016, a 4% increase from the $174 per ton in the second quarter of 2015, due primarily to costs related to the reconfiguration at our Yazoo City complex that was completed in the second quarter of 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales.    Total net sales in our AN segment increased $116 million, or 117%, in the six months ended June 30, 2016 from the six months ended June 30, 2015 due primarily to a 126% increase in sales volume partially offset by a 4% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $132 million, or 133%. The remaining decrease in our AN net sales of $16 million, or 16%, was due primarily to lower average selling prices from the continued oversupply of nitrogen driven by global capacity additions, coupled with lower energy and ocean freight costs.
Cost of Sales.     Total cost of sales per ton in our AN segment averaged $200 in the first six months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $215 per ton. The remaining cost of sales per ton averaged $181 in the first six months of 2016, a 1% decrease from the $183 per ton in the comparable period of 2015 due primarily to the impact of lower realized natural gas costs.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment, including the impact of the CF Fertilisers UK acquisition:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$76	$46	$30	65%	$144	$93	$51	55%
Cost of sales	50	29	21	72%	115	59	56	95%
Gross margin	$26	$17	$9	53%	$29	$34	$(5)	(15)%
Gross margin percentage	34.2%	37.0%	(2.8)%		20.1%	36.6%	(16.5)%
Sales volume by product tons (000s)	430	223	207	93%	815	447	368	82%
Sales volume by nutrient tons (000s)(1)	84	45	39	87%	157	88	69	78%
Average selling price per product ton	$177	$206	$(29)	(14)%	$177	$208	$(31)	(15)%
Average selling price per nutrient ton(1)	$905	$1,022	$(117)	(11)%	$917	$1,057	$(140)	(13)%
Gross margin per product ton	$60	$76	$(16)	(21)%	$36	$76	$(40)	(53)%
Gross margin per nutrient ton(1)	$310	$378	$(68)	(18)%	$185	$386	$(201)	(52)%
Depreciation and amortization	$12	$4	$8	200%	$22	$15	$7	47%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(13)	$—	$(13)	—%	$(12)	$—	$(12)	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2016 Compared to Second Quarter of 2015
Net Sales.    Total net sales in our Other segment increased by $30 million, or 65%, in the second quarter of 2016 from the second quarter of 2015 due primarily to a 93% increase in sales volume partially offset by a 14% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $38 million, or 83%. The remaining decrease in our Other segment net sales of $8 million, or 17%, was due primarily to lower average selling prices due to the continued oversupply of nitrogen driven by global capacity additions, coupled with lower energy and ocean freight costs. Our sales volume was lower due to weaker demand.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $117 in the second quarter of 2016, including the impact of the CF Fertilisers UK acquisition which averaged $170 per ton. The remaining cost of sales per ton averaged $64 in the second quarter of 2016, a 51% decrease from the $130 per ton in the second quarter of 2015 due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2016 compared to the second quarter of 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net Sales.    Total net sales in our Other segment increased by $51.0 million, or 55%, in the six months ended June 30, 2016 from the six months ended June 30, 2015 due to an 82% increase in sales volume partially offset by a 15% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition completed on July 31, 2015, which increased net sales by $73 million, or 78%. The remaining decrease in our Other segment net sales of $22 million, or 24%, was due primarily to lower average selling prices due to the continued oversupply of nitrogen driven by global capacity additions, coupled with lower energy and ocean freight costs. Our sales volume was lower due to weaker demand compared to the prior year period.

Cost of Sales.    Cost of sales per ton in our Other segment averaged $141 in the first six months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $173 per ton. The remaining cost of sales per ton averaged $109 in the first six months of 2016, a 17% decrease from the $132 per ton in the comparable period of 2015 due to the impact of higher unrealized net mark-to-market gains on natural gas derivatives in the second quarter of 2016 compared to the second quarter of 2015.
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
Cash and Cash Equivalents
We had cash and cash equivalents of $2.01 billion and $0.29 billion as of June 30, 2016 and December 31, 2015, respectively.
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
No share repurchases were made during the six months ended June 30, 2016. During the six months ended June 30, 2015, we repurchased 8.6 million shares for $505 million. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. We plan to suspend share repurchases and allow the remaining $100 million of share repurchases that remains under the authorization to expire in December 2016.
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
The new Donaldsonville granular urea and UAN plants came on line in the fourth quarter of 2015 and in the first quarter of 2016, respectively. These new plants allow us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. The completion of the new Donaldsonville ammonia plant that is expected to be commissioned later in 2016 will result in an increase in the overall nutrient ton production capacity due to the added ammonia capacity. The first six months of 2016 includes $39 million of depreciation related to the new Donaldsonville granular urea and UAN plants that have recently been commissioned. The Port Neal ammonia and urea plants are both expected to be commissioned later in 2016.
The total cash spent to date on capital expenditures for the capacity expansion projects through the second quarter of 2016 was $4.5 billion, including $548 million during the second quarter of 2016. In addition, $343 million was invested in the expansion projects and not paid as of June 30, 2016 and recognized as liabilities in the consolidated balance sheet.

We have retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we have granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account will change over time based on procurement costs. As of June 30, 2016, there was $7 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheet and statement of cash flows.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1.38 billion in the first six months of 2016 compared to $1.03 billion in the first six months of 2015. The increase in capital expenditures is primarily the result of the increase in cash spent on the capacity expansion projects in the first six months of 2016 compared to the prior year comparable period.
Projected Capital Spending
We expect capital expenditures in 2016 to be in the range of $2.05 billion to $2.20 billion, including $1.60 billion to $1.70 billion for the capacity expansion projects and $450 million to $500 million of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Debt
Long-term debt presented on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	June 30, 2016		December 31, 2015
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$794	$800	$792
7.125% due 2020	7.529%	800	789	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.626%	250	248	250	248
4.930% due 2025	5.034%	500	496	500	496
5.030% due 2027	5.121%	250	248	250	248
Total long-term debt		$5,600	$5,540	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both June 30, 2016 and December 31, 2015, and total deferred debt issuance costs were $53 million and $56 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
In connection with our adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, carrying amounts as of December 31, 2015 have been retrospectively adjusted to include a direct deduction of deferred debt issuance costs of $56 million. Prior to the adoption, these costs were included in other assets on our consolidated balance sheets. See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.

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
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) be maintained at a level of not greater than 3.75 to 1.00. As of June 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement. We are seeking to amend the Note Purchase Agreement to increase the maximum total leverage ratio to the same levels in the same specified periods as are now permitted under the Revolving Credit Agreement, as described below under Revolving Credit Agreement.
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
Revolving Credit Agreement
We have a senior unsecured revolving credit agreement (as amended, including by an amendment effective July 29, 2016 that we refer to as the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement) providing for a revolving credit facility of up to $1.5 billion (reflecting a reduction from $2.0 billion effected by the July 2016 Credit Agreement Amendment) with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million (reflecting a reduction from $175 million effected by the July 2016 Credit Agreement Amendment). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2016 or December 31, 2015.
Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is a borrower, and CF Industries and CF Holdings are guarantors, under the Revolving Credit Agreement. CF Industries may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, the District of Columbia, England and Wales or the Netherlands.
Borrowings under the Revolving Credit Agreement may be denominated in dollars, Canadian dollars, euro and sterling and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings' credit rating at the time.

Certain of CF Holdings’ wholly owned U.S. subsidiaries will be required to become guarantors of the obligations under the Revolving Credit Agreement if (i) such subsidiaries guarantee other debt for borrowed money (subject to specified exceptions) of CF Holdings or CF Industries in an aggregate principal amount in excess of $500 million or (ii) such subsidiaries are borrowers under, issuers of, or guarantors of specified debt obligations of CF Holdings or CF Industries.
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants: (i) a requirement that the interest coverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not less than 2.75 to 1.00 and (ii) a requirement that the total leverage ratio, as defined in the Revolving Credit Agreement, be maintained at a level of not greater than 5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017; 5.00 to 1.00 for the quarter ending June 30, 2017; 4.75 to 1.00 for the quarter ending September 30, 2017; 4.00 to 1.00 for the quarter ending December 31, 2017; and 3.75 to 1.00 for periods after December 31, 2017. As of June 30, 2016 and immediately prior to the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement had required that the total leverage ratio be maintained at a level of not greater than 3.75 to 1.00 for all periods. As of June 30, 2016, we were in compliance with all covenants under the credit agreement.
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
As of June 30, 2016, after giving effect to the July 2016 Credit Agreement Amendment, we had excess borrowing capacity under the Revolving Credit Agreement of $1,495 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2016 or December 31, 2015. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the six months ended June 30, 2016 was 1.85%. There were no borrowings under the Revolving Credit Agreement during the six months ended June 30, 2015.
Bridge Credit Agreement
On September 18, 2015, in connection with CF Holdings proposed combination with certain businesses of OCI (see Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I of this report for additional information), CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders' commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of June 30, 2016 and December 31, 2015, we had $13 million and $162 million, respectively, in customer advances on our consolidated balance sheets.
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
As of June 30, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $35 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 311.7 million MMBtus and 431.5 million MMBtus, respectively. At both June 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts.
As of June 30, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €66 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
Defined Benefit Pension Plans
We contributed $12 million to our pension plans during the six months ended June 30, 2016. We expect to contribute approximately $28 million to our pension plans over the remainder of 2016.
Distribution on Noncontrolling Interest in CFN
On July 31, 2016, the CFN Board of Managers approved distribution payments in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN. On August 1, 2016, CFN distributed $75 million to CHS.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2016 was $446 million as compared to $499 million in the first six months of 2015. The $53 million decrease resulted from lower net earnings during the first six months of 2016 and working capital changes. The working capital changes include lower amounts paid for income taxes and higher tax refunds received in 2016 compared to the same period of 2015. Favorable changes in working capital also occurred as we entered 2016 with a lower level of customer advances than 2015 due to customers’ hesitancy to enter into prepaid contracts in a declining fertilizer price environment.  As a result, a greater proportion of sales was paid in the 2016 spring season as compared to the prior year period. Additionally there was a reduction in inventory and accounts receivable levels during the first six months of 2016 as compared to an increase in both during the first six months of 2015.

Investing Activities
Net cash used in investing activities was $1.36 billion in the first six months of 2016 as compared to net cash used in investing activities of $1.00 billion in the first six months of 2015. The $357 million increase is due to the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first six months of 2016, capital expenditures totaled $1.38 billion compared to $1.03 billion in the first six months of 2015.
Financing Activities
Net cash provided by financing activities was $2.64 billion in the first six months of 2016 compared to net cash used in financing activities of $680 million in the same period of 2015. In the first six months of 2016, CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. No share repurchases were made during the first six months of 2016 compared to 8.6 million shares repurchased for $523 million in cash during the first six months of 2015. Dividends paid on common stock were $140 million and $143 million in the first six months of 2016 and 2015, respectively.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2016:

	Remainder of 2016	2017	2018	2019	2020	After 2020	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$800	$—	$800	$4,000	$5,600
Interest payments on long-term debt(1)	153	305	278	250	221	2,603	3,810
Other Obligations
Operating leases	43	90	76	60	48	120	437
Equipment purchases and plant improvements	120	48	6	5	—	—	179
Capacity expansion projects(2)	465	—	—	—	—	—	465
Transportation(3)	31	11	8	7	3	—	60
Purchase obligations(4)(5)	461	493	305	229	232	249	1,969
Contributions to pension plans(6)	28	—	—	—	—	—	28
Net operating loss settlement(7)	11	11	—	—	—	—	22
Total(8)(9)	$1,312	$958	$1,473	$551	$1,304	$6,972	$12,570
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of June 30, 2016.

(2)
Represents contractual obligations related to the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects which are expected to be completed by the end of 2016. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of June 30, 2016, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at June 30, 2016. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at June 30, 2016 is $87 million with a total remaining commitment of $195 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2016. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $181 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $10 million of environmental remediation liabilities.

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
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2016.
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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of June 30, 2016, we have natural gas derivative contracts covering periods through the end of 2018.
As of June 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 311.7 million MMBtus and 431.5 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2016 would result in a favorable change in the fair value of these derivative positions of approximately $289 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $289 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of June 30, 2016, we had nine series of senior notes totaling $5.54 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, October 15, 2022, June 1, 2023, October 15, 2025, October 15, 2027, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of June 30, 2016 was approximately $5.75 billion.
Borrowings under the Revolving Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million. There were no borrowings under the Revolving Credit Agreement during the six months ended June 30, 2015 and no outstanding balances as of June 30, 2016 or December 31, 2015.
Foreign Currency Exchange Rates
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. Outside of the transactions described below, we do not maintain any exchange rate derivatives or hedges related to these currencies.
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of June 30, 2016 and December 31, 2015, the notional amount of our open foreign currency forward contracts was €66 million and €89 million, respectively. The fair value was a net unrealized loss of $1 million as of June 30, 2016 and a net unrealized loss of less than $1 million as of December 31, 2015. As of June 30, 2016, a 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $7 million.

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
The Company acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by the Company on July 31, 2015. CF Fertilisers UK accounted for 8% of the Company’s total assets as of June 30, 2016 and 11% of the Company’s total net sales for the six months ended June 30, 2016. As permitted by SEC guidance for newly acquired businesses, the Company's management elected to exclude CF Fertilisers UK from its evaluation of disclosure controls and procedures to the extent subsumed by internal control over financial reporting. The Company's management is in the process of reviewing the operations of CF Fertilisers UK and implementing the Company's internal control structure over the operations of CF Fertilisers UK.
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is set for trial beginning on January 9, 2017. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. Due to the uncertain nature of this litigation, the Company cannot provide a range of reasonably possible loss in these lawsuits. However, based upon currently available information, including available insurance coverage, we do not believe that the West Fertilizer Co. litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Yazoo City Clean Air Act
On February 10, 2016, CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, was orally informed by representatives of the Mississippi Department of Environmental Quality (MDEQ) of MDEQ’s intent to impose a civil penalty of an amount exceeding $100,000 for alleged violations of certain fuel firing rate limits in the Company’s Clean Air Act Title V Permit for the Yazoo City, Mississippi facility. Representatives of the Company attended an administrative conference with MDEQ in early July 2016 to discuss MDEQ’s findings and calculation of the proposed penalty. Discussions between us and MDEQ are ongoing.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no stock repurchases during the quarter ended June 30, 2016.
An authorized share repurchase program was announced on August 6, 2014 that allows management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016 (the 2014 Program). This program is discussed in Note 15—Stockholders' Equity, in the notes to the consolidated financial statements included in Item 1 of this report. As of June 30, 2016, the maximum dollar value of shares that may yet be purchased under the 2014 Program was approximately $100 million.

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

CF Industries Holdings, Inc.
Date: August 4, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Termination Agreement, dated as of May 22, 2016, by and among CF Industries Holdings, Inc., OCI N.V. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2016, File No. 001-32597)

10.2
Amendment No. 2 to the Third Amended and Restated Revolving Credit Agreement, dated as of July 29, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2016, File No. 001-32597)

10.3	Amendment to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan, dated as of July 21, 2016
10.4	Amendment to the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan, dated as of July 21, 2016
10.5	Form of Equity Award Amendment Letter Agreement, dated as of July 21, 2016
10.6	Form of Non-Qualified Stock Option Award Agreement
10.7	Form of Restricted Stock Unit Award Agreement
10.8	Form of Performance Restricted Stock Unit Award Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements