Form 10-Q
period 2016-09-30
CF Industries Holdings, Inc.
filed 2016-11-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,114,169 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 31, 2016.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net sales	$680	$928	$2,818	$3,193
Cost of sales	678	763	2,072	1,926
Gross margin	2	165	746	1,267
Selling, general and administrative expenses	44	42	141	120
Transaction costs	—	37	179	37
Other operating—net	57	33	181	74
Total other operating costs and expenses	101	112	501	231
Equity in (losses) earnings of operating affiliates	(2)	6	(11)	20
Operating (loss) earnings	(101)	59	234	1,056
Interest expense	31	30	130	93
Interest income	(2)	—	(4)	(1)
Other non-operating—net	1	5	(1)	5
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	(131)	24	109	959
Income tax (benefit) provision	(131)	20	(21)	333
Equity in earnings of non-operating affiliates—net of taxes	—	93	—	72
Net earnings	—	97	130	698
Less: Net earnings attributable to noncontrolling interests	30	7	87	25
Net (loss) earnings attributable to common stockholders	$(30)	$90	$43	$673
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.13)	$0.39	$0.19	$2.85
Diluted	$(0.13)	$0.39	$0.19	$2.84
Weighted-average common shares outstanding:
Basic	233.1	233.1	233.2	236.0
Diluted	233.1	234.0	233.5	236.9
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net earnings	$—	$97	$130	$698
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	(30)	(50)	(20)	(100)
Unrealized loss on securities—net of taxes	—	(1)	—	(1)
Defined benefit plans—net of taxes	—	43	(3)	47
	(30)	(8)	(23)	(54)
Comprehensive (loss) income	(30)	89	107	644
Less: Comprehensive income attributable to noncontrolling interests	30	7	87	25
Comprehensive (loss) income attributable to common stockholders	$(60)	$82	$20	$619

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	December 31, 2015
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,554	$286
Restricted cash	7	23
Accounts receivable—net	207	267
Inventories	312	321
Prepaid income taxes	830	185
Other current assets	21	45
Total current assets	2,931	1,127
Property, plant and equipment—net	9,725	8,539
Investments in affiliates	287	298
Goodwill	2,359	2,390
Other assets	330	329
Total assets	$15,632	$12,683
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$843	$918
Income taxes payable	1	5
Customer advances	86	162
Other current liabilities	36	130
Total current liabilities	966	1,215
Long-term debt	5,540	5,537
Deferred income taxes	1,642	916
Other liabilities	504	628
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2016—235,503,291 shares issued and 2015—235,493,395 shares issued	2	2
Paid-in capital	1,390	1,378
Retained earnings	2,892	3,058
Treasury stock—at cost, 2016—2,390,122 shares and 2015—2,411,839 shares	(151)	(153)
Accumulated other comprehensive loss	(273)	(250)
Total stockholders' equity	3,860	4,035
Noncontrolling interests	3,120	352
Total equity	6,980	4,387
Total liabilities and equity	$15,632	$12,683
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2014	$2	$(222)	$1,414	$3,175	$(160)	$4,209	$363	$4,572
Net earnings	—	—	—	673	—	673	25	698
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(100)	(100)	—	(100)
Unrealized net loss on securities—net of taxes	—	—	—	—	(1)	(1)	—	(1)
Defined benefit plans—net of taxes	—	—	—	—	47	47	—	47
Comprehensive income						619	25	644
Purchases of treasury stock	—	(527)	—	—	—	(527)	—	(527)
Retirement of treasury stock	—	597	(62)	(535)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	8	—	—	8	—	8
Stock-based compensation expense	—	—	13	—	—	13	—	13
Excess tax benefit from stock-based compensation	—	—	2	—	—	2	—	2
Cash dividends ($0.90 per share)	—	—	—	(212)	—	(212)	—	(212)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(32)	(32)
Balance as of September 30, 2015	$2	$(153)	$1,375	$3,101	$(214)	$4,111	$356	$4,467
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	43	—	43	87	130
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(20)	(20)	—	(20)
Defined benefit plans—net of taxes	—	—	—	—	(3)	(3)	—	(3)
Comprehensive income						20	87	107
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	15	—	—	15	—	15
Cash dividends ($0.90 per share)	—	—	—	(209)	—	(209)	—	(209)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Balance as of September 30, 2016	$2	$(151)	$1,390	$2,892	$(273)	$3,860	$3,120	$6,980

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(in millions)
Operating Activities:
Net earnings	$130	$698
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	475	348
Deferred income taxes	730	(6)
Stock-based compensation expense	15	13
Unrealized (gain) loss on natural gas and foreign currency derivatives	(169)	70
Unrealized loss on embedded derivative	22	—
Gain on remeasurement of CF Fertilisers UK investment	—	(94)
Loss on sale of equity method investments	—	43
Loss on disposal of property, plant and equipment	8	18
Undistributed earnings of affiliates—net of taxes	—	(2)
Changes in:
Accounts receivable—net	55	16
Inventories	(4)	(72)
Accrued and prepaid income taxes	(665)	(69)
Accounts payable and accrued expenses	(7)	32
Customer advances	(75)	56
Other—net	76	23
Net cash provided by operating activities	591	1,074
Investing Activities:
Additions to property, plant and equipment	(1,819)	(1,791)
Proceeds from sale of property, plant and equipment	8	9
Proceeds from sale of equity method investment	—	13
Purchase of CF Fertilisers UK, net of cash acquired	—	(554)
Withdrawals from restricted cash funds	16	60
Other—net	4	(36)
Net cash used in investing activities	(1,791)	(2,299)
Financing Activities:
Proceeds from long-term borrowings	—	1,000
Proceeds from short-term borrowings	150	367
Payments of short-term borrowings	(150)	(367)
Financing fees	(11)	(28)
Dividends paid on common stock	(209)	(212)
Issuance of noncontrolling interest in CFN	2,800	—
Distributions to noncontrolling interests	(111)	(32)
Purchases of treasury stock	—	(556)
Issuances of common stock under employee stock plans	—	8
Shares withheld for taxes	—	(1)
Net cash provided by financing activities	2,469	179
Effect of exchange rate changes on cash and cash equivalents	(1)	(8)
Increase (decrease) in cash and cash equivalents	1,268	(1,054)
Cash and cash equivalents at beginning of period	286	1,997
Cash and cash equivalents at end of period	$1,554	$943
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
During the third quarter of 2016, we adopted Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, we reclassified certain amounts in our consolidated statement of cash flows for the nine months ended September 30, 2015. See Note 2—New Accounting Standards for additional information.

2.   New Accounting Standards
Recently Adopted Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes a number of changes meant to simplify and improve accounting for share-based payments, including amendments to share-based accounting for income taxes, classifications in the statement of cash flows and share award forfeiture accounting. We elected to early adopt ASU No. 2016-09 in the third quarter of 2016. As a result, we retrospectively recast our consolidated statement of cash flows for the nine months ended September 30, 2015 by reclassifying $2 million of excess tax benefit previously reported in financing activities to operating activities and $1 million of cash outflows related to shares withheld for taxes from operating activities to financing activities. We also elected to recognize equity award forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. The update also requires us to recognize excess tax benefits and tax deficiencies in the statement of operations when awards are settled. The adoption of this ASU did not have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are currently in the assessment phase of evaluating the impact of the adoption of ASU No. 2014-09, as amended, on our consolidated financial statements.
3.   Acquisitions
CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us. The purchase price was funded with cash on hand. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. During the third quarter of 2015, we recorded a gain of $94 million on the measurement to fair value of our initial 50% equity interest in CF Fertilisers UK that is included in equity in earnings of non-operating affiliates—net of taxes.
The following table summarizes the allocation of the total fair value of CF Fertilisers UK to the assets acquired and liabilities assumed in its acquisition on July 31, 2015. The fair value of the assets acquired and liabilities assumed is based on the estimated net realizable value for inventories, a replacement cost approach for property, plant and equipment and the income approach for intangible assets.

	Original Valuation	Net Adjustments to Fair Value in 2015	Adjusted Valuation as of December 31, 2015	Net Adjustments to Fair Value in 2016(1)	Final Valuation
	(in millions)
Fair value of consideration transferred	$570	$—	$570	$—	$570
Fair value of 50% of equity interest already held by the Company	570	—	570	—	570
Total fair value	$1,140	$—	$1,140	$—	$1,140
Assets acquired and liabilities assumed
Current assets	$165	$1	$166	$—	$166
Property, plant and equipment	898	—	898	—	898
Goodwill	328	(8)	320	4	324
Other assets	140	(1)	139	—	139
Total assets acquired	1,531	(8)	1,523	4	1,527

Current liabilities	74	1	75	—	75
Deferred income taxes	129	(9)	120	4	124
Other liabilities	188	—	188	—	188
Total liabilities assumed	391	(8)	383	4	387
Total net assets acquired	$1,140	$—	$1,140	$—	$1,140
_______________________________________________________________________________

(1)	In July 2016, final adjustments were made to the fair value of the assets acquired and liabilities assumed, which resulted in a corresponding $4 million increase to goodwill.
Current assets acquired included cash of $19 million, accounts receivable of $73 million and inventories of $67 million. The acquired property, plant and equipment is being depreciated over a period consistent with our existing fixed assets depreciation policy.
The acquisition resulted in the recognition of $324 million of goodwill, which is not deductible for income tax purposes. Other assets acquired included intangible assets of $132 million consisting of customer relationships and trade names which are being amortized over a weighted-average life of approximately 20 years. See Note 7—Goodwill and Other Intangible Assets for additional information.

Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement (the Termination Agreement) under which the parties agreed to terminate the Combination Agreement by mutual written consent. Pursuant to the Termination Agreement, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our consolidated statements of operations. Under the Termination Agreement, the parties to the Combination Agreement also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the Combination Agreement and all ancillary agreements contemplated thereby (other than the confidentiality agreement between CF Holdings and OCI) or the transactions contemplated therein or thereby. See Note 12—Financing Agreements—Bridge Credit Agreement for additional information.
4.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net (loss) earnings attributable to common stockholders	$(30)	$90	$43	$673
Basic earnings per common share:
Weighted-average common shares outstanding	233.1	233.1	233.2	236.0
Net (loss) earnings attributable to common stockholders	$(0.13)	$0.39	$0.19	$2.85
Diluted earnings per common share:
Weighted-average common shares outstanding	233.1	233.1	233.2	236.0
Dilutive common shares—stock options	—	0.9	0.3	0.9
Diluted weighted-average shares outstanding	233.1	234.0	233.5	236.9
Net (loss) earnings attributable to common stockholders	$(0.13)	$0.39	$0.19	$2.84
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 5.0 million and 4.3 million for the three and nine months ended September 30, 2016, respectively, and 0.8 million for both the three and nine months ended September 30, 2015.
5.   Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Finished goods	$280	$286
Raw materials, spare parts and supplies	32	35
Total inventories	$312	$321

6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Land	$66	$68
Machinery and equipment	7,754	7,348
Buildings and improvements	342	271
Construction in progress(1)	4,682	3,626
Property, plant and equipment	12,844	11,313
Less: Accumulated depreciation and amortization	3,119	2,774
Property, plant and equipment—net	$9,725	$8,539
_______________________________________________________________________________

(1)
As of September 30, 2016 and December 31, 2015, we had construction in progress that was accrued but unpaid of $426 million and $543 million, respectively. These amounts included accruals related to our capacity expansion projects of $384 million and $471 million as of September 30, 2016 and December 31, 2015, respectively.

Depreciation and amortization related to property, plant and equipment was $139 million and $425 million for the three and nine months ended September 30, 2016, respectively, and $117 million and $317 million for the three and nine months ended September 30, 2015, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2016	2015
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$220	$153
Additions	60	100
Depreciation	(66)	(47)
Effect of exchange rate changes	2	(2)
Ending balance	$216	$204
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

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2016 and December 31, 2015:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2015	$587	$828	$576	$324	$75	$2,390
CF Fertilisers UK(1)	—	—	—	3	1	4
Effect of exchange rate changes	—	—	—	(31)	(4)	(35)
Balance as of September 30, 2016	$587	$828	$576	$296	$72	$2,359
_______________________________________________________________________________

(1)
In July 2016, final adjustments were made to the fair value of the assets acquired and liabilities assumed in the acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us, which resulted in a corresponding $4 million increase to goodwill. See Note 3—Acquisitions for additional information.

All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$129	$(23)	$106	$140	$(18)	$122
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	31	(2)	29	35	(1)	34
Total intangible assets	$170	$(35)	$135	$185	$(29)	$156
Amortization expense of our identifiable intangible assets was $2 million and $6 million for the three and nine months ended September 30, 2016, respectively, and $2 million and $8 million for the three and nine months ended September 30, 2015, respectively. In early 2015, management approved a plan to discontinue the usage of TerraCair brand in the sale of DEF. Based on the change in the usage of this brand, the related intangible assets were fully amortized during the first quarter of 2015.
Total estimated amortization expense for the remainder of 2016 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2016	$2
2017	9
2018	9
2019	9
2020	9
2021	9

8.  Equity Method Investments
Operating Equity Method Investment
As of September 30, 2016 and December 31, 2015, we have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
The total carrying value of our equity method investment in PLNL as of September 30, 2016 was $207 million more than our share of PLNL's book value. The excess is primarily attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment, the value of an exclusive natural gas contract and goodwill. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 17 years and 2 years, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences. Our equity in losses of PLNL for the nine months ended September 30, 2016 of $11 million includes the impact of a planned maintenance activity in the second quarter of 2016 that resulted in the shutdown of the PLNL ammonia plant for approximately 45 days.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $13 million and $47 million for the three and nine months ended September 30, 2016, respectively, and $27 million and $84 million for the three and nine months ended September 30, 2015, respectively.
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
Equity in earnings of non-operating affiliates—net of taxes for the three months ended September 30, 2015 of $93 million includes the after-tax gain on remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK and our equity in losses of CF Fertilisers UK through the acquisition date.
Equity in earnings of non-operating affiliates—net of taxes for the nine months ended September 30, 2015 of $72 million includes our after-tax gain on remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK, the after-tax loss on the sale of our interests in Keytrade, and our equity in earnings (losses) of Keytrade, through the date of sale, and CF Fertilisers UK, through the acquisition date.
9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$113	$—	$—	$113
Cash equivalents:
U.S. and Canadian government obligations	1,417	—	—	1,417
Other debt securities	24	—	—	24
Total cash and cash equivalents	$1,554	$—	$—	$1,554
Restricted cash	7	—	—	7
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$71	$—	$—	$71
Cash equivalents:
U.S. and Canadian government obligations	190	—	—	190
Other debt securities	25	—	—	25
Total cash and cash equivalents	$286	$—	$—	$286
Restricted cash	23	—	—	23
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2016 and December 31, 2015 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,441	$1,441	$—	$—
Restricted cash	7	7	—	—
Derivative assets	5	—	5	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(48)	—	(48)	—
Embedded derivative liability	(30)	—	(30)	—

	December 31, 2015
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$215	$215	$—	$—
Restricted cash	23	23	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(211)	—	(211)	—
Cash Equivalents
As of September 30, 2016 and December 31, 2015, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative and its value of $8 million was included in other liabilities on our consolidated balance sheet. See Note 14—Noncontrolling Interests for additional information.
During the three months ended September 30, 2016, we recorded an adjustment to increase the value of the embedded derivative liability by $22 million to $30 million to reflect our credit evaluation. The inputs into the fair value measurement include the probability of future upgrades and downgrades of the Company’s credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. The $22 million charge to reflect the change in fair value is included in other operating—net in our consolidated statement of operations for the three and nine months ended September 30, 2016. The embedded derivative liability of $30 million is included in other liabilities and other current liabilities on our consolidated balance sheet as of September 30, 2016.
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
Financial Instruments
The carrying amount and estimated fair value of our long-term debt is as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,540	$5,810	$5,537	$5,456
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
We review the carrying value of our goodwill, definite lived intangible assets, and investments in affiliates to assess recoverability as part of our annual impairment review in the fourth quarter of each year. As part of the assessment process when performing impairment tests, we estimate many factors including future sales volume, selling prices, raw materials costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we make are material estimates that are used in the impairment testing. The current oversupply in the nitrogen fertilizer markets has led to a decline in selling prices, gross margin and profitability. These factors, as well as others, may have contributed to a potential decline in value for our reporting units that could result in an impairment charge.
Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). See Note 8—Equity Method Investments for additional information. PLNL has continued to experience curtailments in the supply of natural gas from NGC, which has reduced the ammonia production at PLNL. NGC has communicated to PLNL that it does not recognize PLNL's exercise of its option to renew the NGC Contract for an additional five-year term beyond its current termination date in September 2018, and that any NGC commitment to supply gas beyond 2018 will need to be based on new agreements regarding volume and price. PLNL has initiated arbitration proceedings against NGC and asserted claims in connection with NGC’s failure to supply the contracted quantities of natural gas, and its refusal to recognize PLNL’s exercise of its option to extend the NGC Contract. PLNL is seeking declaratory and injunctive relief, as well as damages for past and ongoing curtailments. Although PLNL believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. The future availability of natural gas and the price of such gas are unclear at the present time. Natural gas is the principal raw material used to produce nitrogen fertilizers; therefore, a decrease in availability of natural gas leads to lower revenues and cash flows. In our fourth quarter 2015 impairment analysis, our assumptions included that similar curtailments were expected to continue into the foreseeable future, as commitments from NGC regarding the level of future availability and the related cost were not and are still not available. The future availability and cost of natural gas represents a significant assumption which is included in the projection of future revenue and expenses of the business used in the discounted cash flow model utilized to estimate fair value for our impairment analysis. In the fourth quarter of 2015, recognizing that natural gas curtailments were expected to continue into the foreseeable future, we determined the carrying value of our investment in PLNL exceeded fair value and recognized an impairment charge of $62 million.
10.   Income Taxes
For the three months ended September 30, 2016, we recorded an income tax benefit of $131 million on a pre-tax loss of $131 million, compared to an income tax provision of $20 million on pre-tax income of $24 million for the three months ended September 30, 2015.
The income tax benefit of $131 million primarily relates to the fact that we are now projecting that full year 2016 pre-tax earnings, excluding the noncontrolling interests, will be a loss. As of June 30, 2016, we were projecting profit for the full year. The impact of this change in projected profitability was an income tax benefit of $163 million. In addition, other items included in our annualized effective tax rate that impacted the income tax benefit recorded in the third quarter of 2016 were, as follows:

•
We recorded income tax expense of $42 million related to the reversal of prior year U.S. manufacturing profits deductions due to the recapture of these benefits in the third quarter of 2016. The recapture results from our intention to carry back certain tax losses to prior years that will reduce the amount of the prior year U.S. manufacturing profits deduction that can be claimed.

•	We recorded a valuation allowance of $21 million against certain foreign deferred tax assets which increased income tax expense.

•
We recorded an income tax benefit of $9 million related to the impact of certain transaction costs which were treated as not being deductible for tax purposes in the prior year and are now tax deductible as a result of the termination of the proposed combination with certain businesses of OCI. See Note 3—Acquisitions for additional information.

Our effective tax rate is also impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen LLC (CFN) and Terra Nitrogen Company L.P. (TNCLP), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interest. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a noncontrolling equity interest in CFN. See Note 14—Noncontrolling Interests for additional information.
During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of $88 million plus interest and penalties of $31 million does not include provincial taxes which have not yet been reassessed. This audit was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. We intend to appeal this reassessment and we believe that it is more likely than not that the patronage allocation deduction will be sustained on audit. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid.
During the third quarter of 2015, we completed the acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us and recognized a $94 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. The earnings of CF Fertilisers UK have been treated as being permanently reinvested. Therefore, the recognition of the $94 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain.
As of September 30, 2016, we have prepaid income taxes in the amount of $830 million. This includes approximately $760 million from the carry back of certain U.S. tax losses from the current year to prior tax periods. The amount of the tax loss carryback could be impacted by the timing of the completion of certain capital projects before the end of 2016, including the completion of the Port Neal capacity expansion project. To the extent these projects are not completed prior to the end of 2016 our prepaid income tax amount could be reduced.
11.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest on borrowings(1)	$76	$65	$227	$192
Fees on financing agreements(1)(2)(3)	6	8	42	12
Interest on tax liabilities	2	1	3	2
Interest capitalized	(53)	(44)	(142)	(113)
Total interest expense	$31	$30	$130	$93
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

(2)
Fees on financing agreements for the nine months ended September 30, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of the Combination Agreement. Fees on financing agreements for both the three and nine months ended September 30, 2015 includes $6 million of accelerated amortization of deferred fees related to the termination in September 2015 of the tranche A commitment under the bridge credit agreement. See Note 3—Acquisitions for additional information.

(3)
Fees on financing agreements for both the three and nine months ended September 30, 2016 includes $2 million of accelerated amortization of deferred fees related to the amendment of our senior unsecured revolving credit agreement which reduced the revolving credit facility to $1.5 billion from $2.0 billion. See Note 12—Financing Agreements for additional information.

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
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants:

•	a requirement that the interest coverage ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter not be less than 2.75 to 1.00 and

•	a requirement that the total leverage ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter not be greater than

▪	5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017;

▪	5.00 to 1.00 for the quarter ending June 30, 2017;

▪	4.75 to 1.00 for the quarter ending September 30, 2017;

▪	4.00 to 1.00 for the quarter ending December 31, 2017; and

▪	3.75 to 1.00 for the quarters ending after December 31, 2017.
Immediately prior to the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement had required that the total leverage ratio as of the last day of any fiscal quarter not be greater than 3.75 to 1.00 for all periods. As of September 30, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of September 30, 2016, we had excess borrowing capacity under the Revolving Credit Agreement of $1,495 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2016 or December 31, 2015. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2016 was 1.85%. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2015, were $367 million with a weighted-average annual interest rate of 1.47%.
See Note 19—Subsequent Events for additional information regarding the Revolving Credit Agreement.

Public Senior Notes and Private Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	September 30, 2016		December 31, 2015
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$794	$800	$792
7.125% due 2020	7.529%	800	790	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.664%	250	248	250	248
4.930% due 2025	5.061%	500	495	500	496
5.030% due 2027	5.145%	250	248	250	248
Total long-term debt		$5,600	$5,540	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both September 30, 2016 and December 31, 2015, and total deferred debt issuance costs were $52 million and $56 million as of September 30, 2016 and December 31, 2015, respectively.

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

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default (including cross-default triggered by acceleration of, or a principal payment default that is not cured within an applicable grace period under, other debt having a principal amount of $150 million or more) and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of CF Holdings, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Private Senior Notes
The senior notes due 2022, 2025 and 2027 (the Private Senior Notes), issued by CF Industries on September 24, 2015, are governed by the terms of a note purchase agreement (as amended, including by an amendment effective September 7, 2016 that we refer to as the September 2016 NPA Amendment, the Note Purchase Agreement). Interest on the Private Senior Notes is

payable semiannually on April 15 and October 15. The Private Senior Notes are guaranteed by CF Holdings. All obligations under the Note Purchase Agreement are unsecured.
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
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants:

•	a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) as of the last day of any fiscal quarter not be less than 2.75 to 1.00 and

•	a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) as of the last day of any fiscal quarter not be greater than

▪	5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017;

▪	5.00 to 1.00 for the quarter ending June 30, 2017;

▪	4.75 to 1.00 for the quarter ending September 30, 2017;

▪	4.00 to 1.00 for the quarter ending December 31, 2017; and

▪	3.75 to 1.00 for the quarters ending after December 31, 2017.
Immediately prior to the September 2016 NPA Amendment, the Note Purchase Agreement had required that the total leverage ratio as of the last day of any fiscal quarter not be greater than 3.75 to 1.00 for all periods. As of September 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
The Note Purchase Agreement provides for a fee (the Elevated Leverage Ratio Fee) to be paid by CF Industries to the holders of the Private Senior Notes with respect to each quarter ending on or prior to December 31, 2017 for which the total leverage ratio is greater than 3.75 to 1.00 as follows: if the total leverage ratio for the applicable quarter is greater than 3.75 to 1.00 but less than or equal to 4.50 to 1.00, the Elevated Leverage Ratio Fee for that quarter will be 0.125% of the aggregate outstanding principal amount of the Private Senior Notes; and if the total leverage ratio for the applicable quarter is greater than 4.50 to 1.00, the Elevated Leverage Ratio Fee will be 0.25% of the aggregate outstanding principal amount of the Private Senior Notes. For the quarter ended September 30, 2016, we did not incur this fee as our total leverage ratio was less than 3:75 to 1.00.
The Note Purchase Agreement requires that CF Industries, beginning December 31, 2016, obtain and maintain a credit rating with respect to the Private Senior Notes. If the rating so requested and obtained by CF Industries is not investment grade as of any interest payment date with respect to the Private Senior Notes prior to the later of April 15, 2018 or the first interest payment date thereafter on which the rating requested and obtained by CF Industries is investment grade, CF Industries will be required to pay holders of the Private Senior Notes a fee of 0.75% of the aggregate outstanding principal amount of the Private Senior Notes.
 The Note Purchase Agreement includes a most favored lender provision under which the financial covenants in the Note Purchase Agreement would generally incorporate automatically any changes to the analogous financial covenants in the Revolving Credit Agreement (or any amendment or replacement of that agreement) made until the first date after March 31, 2018 on which the requisite credit rating with respect to the Private Senior Notes is investment grade and CF Industries is in compliance with the financial covenants in the Note Purchase Agreement, if those changes as so incorporated would be beneficial to the holders of the Private Senior Notes.
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
See Note 19—Subsequent Events for additional information regarding the Private Senior Notes.

Bridge Credit Agreement
On September 18, 2015, in connection with our proposed combination with certain businesses of OCI (see Note 3—Acquisitions for additional information), CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders’ commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement. See Note 11—Interest Expense for additional information.
13.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2016, we have natural gas derivative contracts covering periods through the end of 2018.
As of September 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 247.2 million MMBtus (millions of British thermal units) and 431.5 million MMBtus, respectively. For the nine months ended September 30, 2016, we used derivatives to cover approximately 86% of our natural gas consumption.
Foreign Currency Exchange Rates
A portion of the costs for our capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex are euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we have hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.
As of September 30, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €50 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
As of September 30, 2016, accumulated other comprehensive income includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in accumulated other comprehensive income is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects. The amounts recognized during the three and nine months ended September 30, 2016 were insignificant. We expect that the amounts to be reclassified within the next twelve months will be insignificant.

The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Unrealized gain (loss) recognized in income
		Three months ended September 30,
	Location	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$(21)	$(126)
Foreign currency derivatives	Other operating—net	—	13
Unrealized losses recognized in income		$(21)	$(113)

	Gain (loss) in income
	Three months ended September 30,
All Derivatives	2016	2015
	(in millions)
Unrealized net losses	$(21)	$(113)
Realized net losses	(10)	(16)
Net derivative losses	$(31)	$(129)

	Unrealized gain (loss) recognized in income
		Nine months ended September 30,
	Location	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$169	$(79)
Foreign currency derivatives	Other operating—net	(1)	16
Unrealized gains recognized in income (losses)		$168	$(63)

	Gain (loss) in income
	Nine months ended September 30,
All Derivatives	2016	2015
	(in millions)
Unrealized net gains (losses)	$168	$(63)
Realized net losses	(125)	(75)
Net derivative gains (losses)	$43	$(138)

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2016 and December 31, 2015, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 9—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
		(in millions)			(in millions)
Foreign currency derivatives	Other current assets	$—	$—	Other current liabilities	$(1)	$—
Foreign currency derivatives	Other assets	—	—	Other liabilities	—	—
Natural gas derivatives	Other current assets	4	—	Other current liabilities	(30)	(130)
Natural gas derivatives	Other assets	1	—	Other liabilities	(17)	(81)
Total derivatives		$5	$—		$(48)	$(211)
Current / Noncurrent totals
	Other current assets	$4	$—	Other current liabilities	$(31)	$(130)
	Other assets	1	—	Other liabilities	(17)	(81)
Total derivatives		$5	$—		$(48)	$(211)
As of September 30, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $43 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both September 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our International Swaps and Derivatives Association (ISDA) agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2016
Total derivative assets	$5	$5	$—	$—
Total derivative liabilities	48	5	—	43
Net derivative liabilities	$(43)	$—	$—	$(43)
December 31, 2015
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	211	—	—	211
Net derivative liabilities	$(211)	$—	$—	$(211)
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

	Nine months ended September 30,
	2016			2015
	CFN	TNCLP	Total	TNCLP
	(in millions)
Noncontrolling interests:
Beginning balance	$—	$352	$352	$363
Issuance of noncontrolling interest in CFN	2,792	—	2,792	—
Earnings attributable to noncontrolling interests	67	20	87	25
Declaration of distributions payable	(79)	(32)	(111)	(32)
Ending balance	$2,780	$340	$3,120	$356
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—
Declaration of distributions payable	79	32	111	32
Distributions to noncontrolling interests	(79)	(32)	(111)	(32)
Ending balance	$—	$—	$—	$—
CF Industries Nitrogen, LLC (CFN)
Our strategic venture with CHS commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. The outside member's interest in the strategic venture is recorded in noncontrolling interest in our consolidated financial statements. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.
Additionally, under the terms of the strategic venture, if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative and its value of $8 million was included in other liabilities on our consolidated balance sheet.
During the three months ended September 30, 2016, we recorded an adjustment to the value of the embedded derivative liability by $22 million to $30 million to reflect our credit evaluation. See Note 9—Fair Value Measurements for additional information.
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
In each of the applicable quarters of 2016 and 2015, the minimum quarterly distributions were satisfied, which entitled us, as the general partner, to receive increased distributions on our general partner interests as provided for in the Agreement of Limited Partnership. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2016 and 2015, were $56 million and $83 million, respectively.
As of September 30, 2016, Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP (and an indirect wholly owned subsidiary of CF Industries), and its affiliates owned 75.3% of TNCLP's outstanding units. When not more than 25% of TNCLP's issued and outstanding units are held by non-affiliates of TNGP, TNCLP, at TNGP's sole discretion, may call, or assign to TNGP or its affiliates, TNCLP's right to acquire all such outstanding units held by non-affiliated persons. If TNGP elects to acquire all outstanding units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding units. The purchase price per unit will be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

15.   Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2014	$(41)	$1	$5	$(125)	$(160)
Unrealized loss	—	(1)	—	—	(1)
Loss arising during the period	—	—	—	(4)	(4)
Reclassification to earnings	—	—	—	5	5
Impact of CF Fertilisers UK acquisition	9	—	—	38	47
Effect of exchange rate changes and deferred taxes	(109)	—	—	8	(101)
Balance as of September 30, 2015	$(141)	$—	$5	$(78)	$(214)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Loss arising during the period	—	—	—	(3)	(3)
Effect of exchange rate changes and deferred taxes	(20)	—	—	—	(20)
Balance as of September 30, 2016	$(218)	$1	$5	$(61)	$(273)
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Foreign Currency Translation Adjustment
CF Fertilisers UK equity method investment remeasurement(1)	$—	$9	$—	$9
Total before tax	—	9	—	9
Tax effect	—	—	—	—
Net of tax	$—	$9	$—	$9
Defined Benefit Plans
Amortization of prior service (benefit) cost(2)	$(1)	$—	$(1)	$(1)
CF Fertilisers UK equity method investment remeasurement(1)	—	38	—	38
Amortization of net loss(2)	1	2	1	6
Total before tax	—	40	—	43
Tax effect	—	(1)	—	(2)
Net of tax	$—	$39	$—	$41
Total reclassifications for the period	$—	$48	$—	$50
_______________________________________________________________________________

(1)
Represents the amount that was reclassified from accumulated other comprehensive income (loss) into equity in earnings of non-operating affiliates—net of taxes as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK.

(2)
These components are included in the computation of net periodic pension cost and were reclassified from accumulated other comprehensive income (loss) into cost of sales and selling, general and administrative expenses.

Preferred Stock
CF Holdings is authorized to issue 50 million shares of $0.01 par value preferred stock. Our Second Amended and Restated Certificate of Incorporation, as amended, authorizes our Board of Directors (the Board), without any further stockholder action or approval, to issue these shares in one or more classes or series, and (except in the case of our Series A Junior Participating Preferred Stock, 500,000 shares of which are authorized and the terms of which were specified in the original certificate of incorporation of CF Holdings) to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. In connection with the Plan (as defined below), 500,000 shares of preferred stock have been designated as Series B Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock had been established in CF Holdings’ original certificate of incorporation in connection with our former stockholder rights plan that expired in 2015. No shares of preferred stock have been issued.
Tax Benefits Preservation Plan
On September 6, 2016, CF Holdings entered into a Tax Benefits Preservation Plan (the Plan) with Computershare Trust Company, N.A., as rights agent. The Plan is intended to help protect our tax net operating losses and certain other tax assets (the Tax Benefits) by deterring any person from becoming a "5-percent shareholder" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) (a 5% Shareholder).
Under the Plan, each share of common stock has attached to it one right. Each right entitles the holder to purchase one one-thousandth of a share of our preferred stock designated as Series B Junior Participating Preferred Stock at a purchase price of $100, subject to adjustment. Rights will only be exercisable under the limited circumstances specified in the Plan when there has been a distribution of the rights and such rights are no longer redeemable by CF Holdings. A distribution of the rights would occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has become a 5% Shareholder (subject to certain exceptions described in the Plan) and (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group of affiliated or associated persons becoming a 5% Shareholder (subject to certain exceptions described in the Plan).
The rights will expire at the earliest of (i) 5:00 P.M. (New York City time) on September 5, 2017, or such later date and time (but not later than 5:00 P.M. (New York City time) on September 5, 2019) as may be determined by the Board and approved by the stockholders of CF Holdings by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of CF Holdings prior to 5:00 P.M. (New York City time) on September 5, 2017, (ii) the time at which the rights are redeemed or exchanged as provided in the Plan, (iii) the time at which the Board determines that the Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of CF Holdings to which the Board determines that no Tax Benefits may be carried forward.
In the event that a person or group of affiliated or associated persons becomes a 5% Shareholder (subject to certain exceptions described in the Plan), each holder of a right, other than such person, any member of such group or related person, all of whose rights will be null and void, will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price of the right.
If we are involved in certain merger or other business combination transactions, each right will entitle its holder to receive, after exercise, a number of shares of the acquiring or surviving company's common stock having a value equal to two times the exercise price of the right.
The description and terms of the rights are set forth in the Plan.
Treasury Stock
On August 6, 2014, the Board authorized a program to repurchase up to $1.0 billion of the common stock of CF Holdings through December 31, 2016. Repurchases under this program may be made from time to time in the open market, through privately negotiated transactions, through block transactions or otherwise. The manner, timing and amount of repurchases are determined by our management based on the evaluation of market conditions, stock price and other factors.
No share repurchases were made during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, we repurchased 0.3 million shares for $22 million and 8.9 million shares for $527 million, respectively. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. During the nine months ended September 30, 2015, we retired 10.7 million shares of repurchased stock. No shares of repurchased stock were retired during the nine months ended September 30, 2016.

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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is set for trial beginning on January 9, 2017. While we believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits, including in any appeals that may follow, we have concluded based on continuing developments in the case that some loss is probable for a subset of the outstanding claims. We have made an accrual for this subset of the outstanding claims, which is not material to the Consolidated Financial Statements. Beyond the amounts accrued, the Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2016 and 2015 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2016
Net sales	$145	$167	$212	$103	$53	$680
Cost of sales	149	152	218	114	45	678
Gross margin	$(4)	$15	$(6)	$(11)	$8	2
Total other operating costs and expenses						101
Equity in losses of operating affiliates						(2)
Operating loss						$(101)
Three months ended September 30, 2015
Net sales	$261	$171	$349	$80	$67	$928
Cost of sales	207	132	276	97	51	763
Gross margin	$54	$39	$73	$(17)	$16	165
Total other operating costs and expenses						112
Equity in earnings of operating affiliates						6
Operating earnings						$59

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Nine months ended September 30, 2016
Net sales	$770	$642	$891	$318	$197	$2,818
Cost of sales	505	445	646	316	160	2,072
Gross margin	$265	$197	$245	$2	$37	746
Total other operating costs and expenses						501
Equity in losses of operating affiliates						(11)
Operating earnings						$234
Nine months ended September 30, 2015
Net sales	$1,148	$594	$1,112	$179	$160	$3,193
Cost of sales	635	324	678	179	110	1,926
Gross margin	$513	$270	$434	$—	$50	1,267
Total other operating costs and expenses						231
Equity in earnings of operating affiliates						20
Operating earnings						$1,056
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial statements are presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to the Public Senior Notes issued by CF Industries, a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), described in Note 12—Financing Agreements, and the full and unconditional guarantee of such Public Senior Notes by Parent and to debt securities of CF Industries, and the full and unconditional guarantee thereof by Parent, that may be offered and sold from time to time under registration statements filed by Parent and CF Industries with the SEC. In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020. As of September 30, 2016, none of such subsidiaries of Parent was, or was required to be, a guarantor of the Public Senior Notes. See Note 19—Subsequent Events for additional information regarding the Revolving Credit Agreement.
For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries are referred to as the Other Subsidiaries.
Presented below are condensed consolidating statements of operations, statements of comprehensive income and statements of cash flows for Parent, CF Industries and the Other Subsidiaries for the nine months ended September 30, 2016 and 2015, and condensed consolidating balance sheets for Parent, CF Industries and the Other Subsidiaries as of September 30, 2016 and December 31, 2015. The condensed consolidating financial statements presented below are not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries or the Other Subsidiaries on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$80	$713	$(113)	$680
Cost of sales	—	35	756	(113)	678
Gross margin	—	45	(43)	—	2
Selling, general and administrative expenses	1	4	39	—	44
Other operating—net	—	5	52	—	57
Total other operating costs and expenses	1	9	91	—	101
Equity in loss of operating affiliates	—	—	(2)	—	(2)
Operating (loss) earnings	(1)	36	(136)	—	(101)
Interest expense	—	86	(38)	(17)	31
Interest income	—	(12)	(7)	17	(2)
Net loss of wholly owned subsidiaries	39	1	—	(40)	—
Other non-operating—net	—	—	1	—	1
Loss before income taxes	(40)	(39)	(92)	40	(131)
Income tax benefit	(10)	—	(121)	—	(131)
Net (loss) earnings	(30)	(39)	29	40	—
Less: Net earnings attributable to noncontrolling interests	—	—	30	—	30
Net loss attributable to common stockholders	$(30)	$(39)	$(1)	$40	$(30)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(30)	$(39)	$29	$40	$—
Other comprehensive loss	(30)	(30)	(30)	60	(30)
Comprehensive loss	(60)	(69)	(1)	100	(30)
Less: Comprehensive income attributable to noncontrolling interests	—	—	30	—	30
Comprehensive loss attributable to common stockholders	$(60)	$(69)	$(31)	$100	$(60)

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$283	$2,942	$(407)	$2,818
Cost of sales	—	161	2,318	(407)	2,072
Gross margin	—	122	624	—	746
Selling, general and administrative expenses	3	8	130	—	141
Transaction costs	(46)	—	225	—	179
Other operating—net	—	5	176	—	181
Total other operating costs and expenses	(43)	13	531	—	501
Equity in loss of operating affiliates	—	—	(11)	—	(11)
Operating earnings	43	109	82	—	234
Interest expense	—	248	(59)	(59)	130
Interest income	—	(42)	(21)	59	(4)
Net earnings of wholly owned subsidiaries	(16)	(76)	—	92	—
Other non-operating—net	—	—	(1)	—	(1)
Earnings (loss) before income taxes	59	(21)	163	(92)	109
Income tax provision (benefit)	16	(37)	—	—	(21)
Net earnings	43	16	163	(92)	130
Less: Net earnings attributable to noncontrolling interests	—	—	87	—	87
Net earnings attributable to common stockholders	$43	$16	$76	$(92)	$43

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine months ended September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$43	$16	$163	$(92)	$130
Other comprehensive loss	(23)	(23)	(23)	46	(23)
Comprehensive income (loss)	20	(7)	140	(46)	107
Less: Comprehensive income attributable to noncontrolling interests	—	—	87	—	87
Comprehensive income (loss) attributable to common stockholders	$20	$(7)	$53	$(46)	$20

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$78	$983	$(133)	$928
Cost of sales	—	84	812	(133)	763
Gross margin	—	(6)	171	—	165
Selling, general and administrative expenses	—	3	39	—	42
Transaction costs	30	—	7	—	37
Other operating—net	—	(4)	37	—	33
Total other operating costs and expenses	30	(1)	83	—	112
Equity in earnings of operating affiliates	—	—	6	—	6
Operating (loss) earnings	(30)	(5)	94	—	59
Interest expense	—	74	(21)	(23)	30
Interest income	—	(22)	(1)	23	—
Net earnings of wholly owned subsidiaries	(109)	(143)	—	252	—
Other non-operating—net	—	—	5	—	5
Earnings before income taxes and equity in earnings of non-operating affiliates	79	86	111	(252)	24
Income tax (benefit) provision	(11)	(24)	55	—	20
Equity in earnings of non-operating affiliates—net of taxes	—	—	93	—	93
Net earnings	90	110	149	(252)	97
Less: Net earnings attributable to noncontrolling interest	—	—	7	—	7
Net earnings attributable to common stockholders	$90	$110	$142	$(252)	$90

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$90	$110	$149	$(252)	$97
Other comprehensive loss	(7)	(8)	(9)	16	(8)
Comprehensive income	83	102	140	(236)	89
Less: Comprehensive income attributable to noncontrolling interest	—	—	7	—	7
Comprehensive income attributable to common stockholders	$83	$102	$133	$(236)	$82

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net sales	$—	$270	$3,380	$(457)	$3,193
Cost of sales	—	276	2,107	(457)	1,926
Gross margin	—	(6)	1,273	—	1,267
Selling, general and administrative expenses	2	4	114	—	120
Transaction costs	30	—	7	—	37
Other operating—net	—	(9)	83	—	74
Total other operating costs and expenses	32	(5)	204	—	231
Equity in earnings of operating affiliates	—	—	20	—	20
Operating (loss) earnings	(32)	(1)	1,089	—	1,056
Interest expense	—	205	(74)	(38)	93
Interest income	—	(37)	(2)	38	(1)
Net earnings of wholly owned subsidiaries	(693)	(800)	—	1,493	—
Other non-operating—net	—	—	5	—	5
Earnings before income taxes and equity in earnings of non-operating affiliates	661	631	1,160	(1,493)	959
Income tax (benefit) provision	(12)	(63)	408	—	333
Equity in earnings of non-operating affiliates—net of taxes	—	—	72	—	72
Net earnings	673	694	824	(1,493)	698
Less: Net earnings attributable to noncontrolling interest	—	—	25	—	25
Net earnings attributable to common stockholders	$673	$694	$799	$(1,493)	$673

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Net earnings	$673	$694	$824	$(1,493)	$698
Other comprehensive loss	(53)	(54)	(54)	107	(54)
Comprehensive income	620	640	770	(1,386)	644
Less: Comprehensive income attributable to noncontrolling interest	—	—	25	—	25
Comprehensive income attributable to common stockholders	$620	$640	$745	$(1,386)	$619

Condensed Consolidating Balance Sheet

	September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$5	$1,549	$—	$1,554
Restricted cash	—	—	7	—	7
Accounts and notes receivable—net	—	1,316	1,517	(2,626)	207
Inventories	—	—	312	—	312
Prepaid income taxes	—	—	830	—	830
Other current assets	—	—	21	—	21
Total current assets	—	1,321	4,236	(2,626)	2,931
Property, plant and equipment—net	—	—	9,725	—	9,725
Investments in affiliates	4,156	9,632	287	(13,788)	287
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,359	—	2,359
Other assets	—	18	312	—	330
Total assets	$4,727	$10,971	$16,921	$(16,987)	$15,632
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$867	$556	$2,046	$(2,626)	$843
Income taxes payable	—	—	1	—	1
Customer advances	—	—	86	—	86
Other current liabilities	—	—	36	—	36
Total current liabilities	867	556	2,169	(2,626)	966
Long-term debt	—	5,540	—	—	5,540
Deferred income taxes	—	81	1,561	—	1,642
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	65	439	—	504
Equity:
Stockholders' equity:
Preferred stock	—	—	16	(16)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,390	(13)	9,936	(9,923)	1,390
Retained earnings	2,892	4,442	(48)	(4,394)	2,892
Treasury stock	(151)	—	—	—	(151)
Accumulated other comprehensive loss	(273)	(273)	(273)	546	(273)
Total stockholders' equity	3,860	4,156	9,632	(13,788)	3,860
Noncontrolling interests	—	—	3,120	—	3,120
Total equity	3,860	4,156	12,752	(13,788)	6,980
Total liabilities and equity	$4,727	$10,971	$16,921	$(16,987)	$15,632

Condensed Consolidating Balance Sheet

	December 31, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$1	$—	$285	$—	$286
Restricted cash	—	—	23	—	23
Accounts and notes receivable—net	1	2,987	1,565	(4,286)	267
Inventories	—	—	321	—	321
Prepaid income taxes	—	—	185	—	185
Other current assets	—	24	21	—	45
Total current assets	2	3,011	2,400	(4,286)	1,127
Property, plant and equipment—net	—	—	8,539	—	8,539
Investments in affiliates	4,303	8,148	298	(12,451)	298
Due from affiliates	571	—	2	(573)	—
Goodwill	—	—	2,390	—	2,390
Other assets	—	19	310	—	329
Total assets	$4,876	$11,178	$13,939	$(17,310)	$12,683
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$841	$648	$3,715	$(4,286)	$918
Income taxes payable	—	—	5	—	5
Customer advances	—	—	162	—	162
Other current liabilities	—	—	130	—	130
Total current liabilities	841	648	4,012	(4,286)	1,215
Long-term debt	—	5,537	—	—	5,537
Deferred income taxes	—	52	864	—	916
Due to affiliates	—	573	—	(573)	—
Other liabilities	—	66	562	—	628
Equity:
Stockholders' equity:
Preferred stock	—	—	17	(17)	—
Common stock	2	—	1	(1)	2
Paid-in capital	1,378	(13)	8,365	(8,352)	1,378
Retained earnings	3,058	4,565	16	(4,581)	3,058
Treasury stock	(153)	—	—	—	(153)
Accumulated other comprehensive loss	(250)	(250)	(250)	500	(250)
Total stockholders' equity	4,035	4,302	8,149	(12,451)	4,035
Noncontrolling interest	—	—	352	—	352
Total equity	4,035	4,302	8,501	(12,451)	4,387
Total liabilities and equity	$4,876	$11,178	$13,939	$(17,310)	$12,683

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2016
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$43	$16	$163	$(92)	$130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	9	466	—	475
Deferred income taxes	—	29	701	—	730
Stock-based compensation expense	14	—	1	—	15
Unrealized gain on natural gas and foreign currency derivatives	—	—	(169)	—	(169)
Unrealized loss on embedded derivative	—	—	22	—	22
Loss on disposal of property, plant and equipment	—	—	8	—	8
Undistributed earnings of affiliates—net	(16)	(76)	—	92	—
Changes in:
Accounts and notes receivable—net	1	178	(61)	(63)	55
Inventories	—	—	(4)	—	(4)
Accrued and prepaid income taxes	—	—	(665)	—	(665)
Accounts and notes payable and accrued expenses	(9)	(34)	(27)	63	(7)
Customer advances	—	—	(75)	—	(75)
Other—net	—	—	76	—	76
Net cash provided by operating activities	33	122	436	—	591
Investing Activities:
Additions to property, plant and equipment	—	—	(1,819)	—	(1,819)
Proceeds from sale of property, plant and equipment	—	—	8	—	8
Withdrawals from restricted cash funds	—	—	16	—	16
Other—net	—	—	4	—	4
Net cash used in investing activities	—	—	(1,791)	—	(1,791)
Financing Activities:
Short-term debt—net	35	(112)	77	—	—
Financing fees	—	(5)	(6)	—	(11)
Dividends paid on common stock	(209)	(140)	(140)	280	(209)
Dividends to/from affiliates	140	140	—	(280)	—
Issuance of noncontrolling interest in CFN	—	—	2,800	—	2,800
Distributions to noncontrolling interests	—	—	(111)	—	(111)
Net cash (used in) provided by financing activities	(34)	(117)	2,620	—	2,469
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
(Decrease) increase in cash and cash equivalents	(1)	5	1,264	—	1,268
Cash and cash equivalents at beginning of period	1	—	285	—	286
Cash and cash equivalents at end of period	$—	$5	$1,549	$—	$1,554

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Parent	CF Industries	Other Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$673	$694	$824	$(1,493)	$698
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	11	337	—	348
Deferred income taxes	—	30	(36)	—	(6)
Stock-based compensation expense	13	—	—	—	13
Unrealized gain on natural gas and foreign currency derivatives	—	—	70	—	70
Loss on sale of equity method investments	—	—	43	—	43
Gain on remeasurement of CF Fertilisers UK investment	—	—	(94)	—	(94)
Loss on disposal of property, plant and equipment	—	—	18	—	18
Undistributed earnings of affiliates—net	(693)	(800)	(2)	1,493	(2)
Due to/from affiliates—net	2	—	(2)	—	—
Changes in:
Accounts and notes receivable—net	—	18	141	(143)	16
Inventories	—	—	(72)	—	(72)
Accrued and prepaid income taxes	2	(10)	(61)	—	(69)
Accounts and notes payable and accrued expenses	6	(79)	(38)	143	32
Customer advances	—	—	56	—	56
Other—net	—	—	23	—	23
Net cash provided by (used in) operating activities	3	(136)	1,207	—	1,074
Investing Activities:
Additions to property, plant and equipment	—	—	(1,791)	—	(1,791)
Proceeds from sale of property, plant and equipment	—	—	9	—	9
Proceeds from sale of equity method investment	—	—	13	—	13
Purchase of CF Fertilisers UK, net of cash acquired	—	—	(554)	—	(554)
Withdrawals from restricted cash funds	—	—	60	—	60
Other—net	—	(82)	(36)	82	(36)
Net cash used in investing activities	—	(82)	(2,299)	82	(2,299)
Financing Activities:
Proceeds from long-term borrowings	—	1,000	—	—	1,000
Short-term debt—net	546	(856)	310	—	—
Financing fees	—	(28)	—	—	(28)
Dividends paid on common stock	(212)	(212)	(212)	424	(212)
Dividends to/from affiliates	212	212	—	(424)	—
Distributions to noncontrolling interest	—	—	(32)	—	(32)
Purchases of treasury stock	(556)	—	—	—	(556)
Issuances of common stock under employee stock plans	8	—	—	—	8
Shares withheld for taxes	—	—	(1)	—	(1)
Other—net	—	—	82	(82)	—
Net cash (used in) provided by financing activities	(2)	116	147	(82)	179
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)
Increase (decrease) in cash and cash equivalents	1	(102)	(953)	—	(1,054)
Cash and cash equivalents at beginning of period	—	106	1,891	—	1,997
Cash and cash equivalents at end of period	$1	$4	$938	$—	$943

19.   Subsequent Events
Global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower nitrogen fertilizer selling prices. In addition, lower global production costs driven by lower feedstock costs and foreign exchange rates, and reduced ocean freight costs have further contributed to the current lower priced environment. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
Due to the uncertainty of the duration of the current lower priced environment and in order to provide liquidity and covenant flexibility for the future, we have taken and are taking certain additional steps with respect to the Revolving Credit Agreement and the Private Senior Notes. See Note 12—Financing Agreements for a description of the Revolving Credit Agreement and the Private Senior Notes. These steps reflect in part our assessment, based on current fertilizer market conditions, that we may be unable to maintain compliance as of the end of the fourth quarter of 2016 with the total leverage ratio covenant under the Note Purchase Agreement and, under the current terms of the Revolving Credit Agreement. The steps we have taken include, subsequent to September 30, 2016, our entering into the Revolver Amendment described under “—Amendment of Revolving Credit Agreement,” below. The Revolver Amendment provides for modifications to the Revolving Credit Agreement as described in “—Amendment of Revolving Credit Agreement,” below, that would become effective upon the satisfaction of specified conditions, including, among other things, the repayment in full of the $1.0 billion principal amount of the Private Senior Notes prior to or substantially concurrently with the effectiveness of those modifications. Accordingly, we intend to prepay in full the Private Senior Notes during the fourth quarter of 2016. We expect to fund that prepayment and the related make-whole amount, which we estimate (based on market interest rates on October 31, 2016) will be approximately $210 million, with the issuance of new long-term secured debt, borrowings under the Revolving Credit Agreement, cash on hand or a combination of any of the foregoing. There can be no assurance that we will be able to complete an issuance of new long-term secured debt on terms acceptable to us or at all.
Amendment of Revolving Credit Agreement
On October 31, 2016, CF Holdings and CF Industries entered into Amendment No. 3 to the Third Amended and Restated Revolving Credit Agreement, dated as of October 31, 2016 (the Revolver Amendment), with the administrative agent and certain of the lenders and issuing banks under the Revolving Credit Agreement in connection with proposed modifications (the Proposed Modifications) to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended after giving effect to the Proposed Modifications, is referred to herein as the Amended Revolving Credit Agreement.
Under the terms of the Revolver Amendment, the effectiveness of the Proposed Modifications and the Amended Revolving Credit Agreement is subject only to the satisfaction of specified conditions set forth in the Revolver Amendment (the Modification Effectiveness Conditions). The Modification Effectiveness Conditions include, but are not limited to, (i) the delivery of specified documents and opinions to the administrative agent, (ii) the payment of accrued and unpaid interest and specified fees and expenses in connection with the Proposed Modifications, (iii) the reduction of the lenders’ commitments under the Revolving Credit Agreement from $1.5 billion to $750 million and (iv) prior to or substantially concurrently with the effectiveness of the Proposed Modifications, the repayment in full of the Private Senior Notes.
The borrowers and guarantors under the Amended Revolving Credit Agreement, which will initially comprise CF Holdings, CF Industries and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, Inc. (CF Enterprises) and CF Industries Sales, LLC (CF Sales), are referred to together herein as the Loan Parties. Upon the effectiveness of the Proposed Modifications, CF Enterprises and CF Sales would guarantee the obligations of the Loan Parties under the Amended Revolving Credit Agreement. CF Holdings and CF Industries guarantee the obligations of the Loan Parties under the Revolving Credit Agreement and would continue to guarantee the obligations of the Loan Parties under the Amended Revolving Credit Agreement. Subject to specified exceptions, the Amended Revolving Credit Agreement would require that each direct or indirect domestic subsidiary of CF Holdings that guarantees debt for borrowed money of any Loan Party in excess of $150 million become a guarantor under the Amended Revolving Credit Agreement. Subject to specified exceptions, the Amended Revolving Credit Agreement would require a grant of a first priority security interest in substantially all of the assets of the Loan Parties, including a pledge by CF Sales of its equity interests in CF Industries Nitrogen, LLC and mortgages over certain material fee-owned domestic real properties, to secure the obligations of the Loan Parties thereunder.
In addition to the obligations under the Amended Revolving Credit Agreement, the Loan Parties would also guarantee the obligations under any (i) letter of credit facilities, letter of credit reimbursement agreements, letters of credit, letters of guaranty, surety bonds or similar arrangements in an aggregate amount up to $300 million and (ii) interest rate or other hedging arrangements, in each case between CF Holdings or any of its subsidiaries, on the one hand, and any person that is a lender or the administrative agent under the Amended Revolving Credit Agreement or an affiliate of such person, on the other hand, that are designated by CF Industries as Secured Bilateral LC Facilities or Secured Swap Agreements (each as defined in the

Amended Revolving Credit Agreement), as applicable, pursuant to the terms of the Amended Revolving Credit Agreement (such additional obligations, the Additional Guaranteed Obligations). Obligations under Secured Bilateral LC Facilities in an aggregate amount up to $300 million and obligations under Secured Swap Agreements would be secured by the same security interest that secures the obligations under the Amended Revolving Credit Agreement. As compared to the Revolving Credit Agreement, the Amended Revolving Credit Agreement would include modified fees on undrawn commitments and an increased margin applicable to borrowings.
In addition to the negative covenants contained in the Revolving Credit Agreement, the Amended Revolving Credit Agreement would limit the ability of CF Holdings and its subsidiaries to incur debt, grant liens, pay dividends, voluntarily prepay certain debt, make investments and dispose of assets, in each case, subject to specified exceptions (such limitations, the Additional Negative Covenants). The Proposed Modifications would replace the financial covenants applicable to CF Holdings and its subsidiaries in the Revolving Credit Agreement with covenants (the New Financial Covenants) that (i) would restrict the ratio of total secured debt to EBITDA (as defined in the Amended Revolving Credit Agreement) for the period of four consecutive fiscal quarters most recently ended to a maximum of 3.75:1.00, (ii) would require the ratio of EBITDA for the period of four consecutive fiscal quarters most recently ended to consolidated interest expense for the period of four consecutive fiscal quarters most recently ended to be a minimum of 1.20:1.00 for the fiscal quarters ending on or prior to December 31, 2018, and 1.50:1.00 thereafter, and (iii) would require the ratio of total debt to total capitalization as of the last day of any fiscal quarter to be less than or equal to 0.60:1.00.
Under the Amended Revolving Credit Agreement, if on any date certain conditions were met, including (i) an absence of an event of default under the Amended Revolving Credit Agreement, (ii) the receipt of an investment grade corporate rating for CF Holdings from two of three selected ratings agencies and (iii) the ratio of CF Holdings’ total net debt to EBITDA for the period of four consecutive fiscal quarters most recently ended being less than 3.75:1.00, CF Industries would be able to, at its option, choose to (w) suspend the Additional Negative Covenants, (x) replace the New Financial Covenants with covenants requiring the ratio of total net debt to EBITDA for the period of four fiscal consecutive quarters most recently ended to be less than or equal to 3.75:1.00 and the ratio of EBITDA for the period of four consecutive fiscal quarters most recently ended to consolidated interest expense for the period of four consecutive fiscal quarters most recently ended to be not less than 2.75:1.00, (y) release the collateral securing the obligations under the Amended Revolving Credit Agreement and (z) release the guarantees supporting, and the collateral securing, the Secured Bilateral LC Facilities and the Secured Swap Agreements. Such a choice by CF Industries would commence a “Covenant Suspension Period" that would expire upon the Company's no longer having an investment grade corporate rating from two of three selected rating agencies. Upon the expiration of a Covenant Suspension Period, the Additional Negative Covenants and the New Financial Covenants would be reinstated, and the Loan Parties party to the Amended Revolving Credit Agreement would be required to guarantee the Additional Guaranteed Obligations and grant a first priority security interest in substantially all of each Loan Party’s assets, including a pledge by CF Sales of its equity interests in CF Industries Nitrogen, LLC and mortgages over certain material fee-owned domestic real properties, subject to certain exceptions, to secure the obligations under the Amended Revolving Credit Agreement, the Secured Bilateral LC Facilities and the Secured Swap Agreements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries. All references to "CF Holdings" refer to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short tons. Footnotes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Third Quarter of 2016 Compared to Third Quarter of 2015

•	Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own a majority interest and CHS Inc. (CHS), owns a minority interest;

•
a 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded master limited partnership. We are the sole general partner and the majority limited partner of TNCLP which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	two Canadian nitrogen fertilizer manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham;

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Items Affecting Comparability of Results
The following section outlines certain items that impact the comparability of our financial results. These items include:

▪	Nitrogen Fertilizer Market Conditions

▪	Capacity Expansion Projects

▪	CF Fertilisers UK Acquisition

▪	Transaction Costs and Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses

▪	Strategic Venture with CHS
Nitrogen Fertilizer Market Conditions
The third quarter and first nine months of 2016 were impacted by declining selling prices. Pricing for nitrogen fertilizer products in the U.S. Gulf declined during the third quarter of 2016, often trading below international parity, as seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices. The average selling price for our products in the third quarter of 2016 was $185 per ton compared to $289 per ton for the third quarter of 2015, a decrease of 36%, resulting in a decrease in both net sales and gross margin of approximately $333 million between the periods. The average selling price for our products in the first nine months of 2016 was $230 per ton compared to $328 per ton for the first nine months of 2015, a decline of 30%, resulting in a decrease in both net sales and gross margin of approximately $995 million. The decline in selling prices has impacted each of our reportable segments. In addition, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices, which has also impacted our sales volume compared to the prior year periods.
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower nitrogen fertilizer selling prices.
Over the past several years, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity and the current surplus of supply in the market. In addition, lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs have further contributed to the lower priced environment.
We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
Capacity Expansion Projects
In 2012, we announced that we would construct new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.
The new Donaldsonville granular urea and UAN plants came on line in the fourth quarter of 2015 and in the first quarter of 2016, respectively. These new plants allowed us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. Our segment results for the nine months ended September 30, 2016 include the impacts of this increase in granular urea and UAN production. The new Donaldsonville ammonia plant was placed into service after the end of the third quarter of 2016, in October 2016, and the additional ammonia capacity from this plant will increase our overall nutrient ton production capacity. The Port Neal ammonia and urea plants are both expected to start production in late 2016. The expansion projects, including the start-up of the new Donaldsonville ammonia plant, impacted the third quarter and first nine months of 2016 as shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 v. 2015	2016	2015	2016 v. 2015
Expansion Project Amounts in Cost of Sales	(in millions)			(in millions)
Depreciation	$19	$—	$19	$57	$—	$57
Donaldsonville ammonia start-up costs	18	—	18	18	—	18
Total	$37	$—	$37	$75	$—	$75

Expansion Project Amounts in Other Operating Expense
Expenses that did not qualify for capitalization	24	15	9	59	36	23
Total Expansion Project Amounts	$61	$15	$46	$134	$36	$98

CF Fertilisers UK Acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became a wholly owned subsidiary. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. This transaction increased our manufacturing capacity with the acquisition of CF Fertilisers UK’s nitrogen manufacturing complexes. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant. See Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on the allocation of the total purchase price to the assets acquired and liabilities assumed in the CF Fertilisers UK acquisition on July 31, 2015.
The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment, and the financial results of this investment were included in our consolidated statements of operations in equity in earnings of non-operating affiliates—net of taxes. In the third quarter of 2015, upon the acquisition of the remaining 50% equity interest in CF Fertilisers UK, we recognized a $94 million gain on the remeasurement to fair value of our initial 50% equity investment in CF Fertilisers UK which is reported in the line titled equity in earnings of non-operating affiliates—net of taxes.
As a result of the acquisition, the third quarter of 2016 includes a full quarter of results of CF Fertilisers UK in our consolidated segment results, while the third quarter of 2015 includes two months of results (August and September 2015). The impact of the acquisition on our consolidated segment results in the third quarter of 2016 is the impact of the additional month of results (July 2016).
The nine months ended September 30, 2016 includes the results of CF Fertilisers UK in our consolidated segment results for the full nine months, while the nine months of 2015 includes two months of CF Fertilisers UK results in our consolidated segment results. The impact of the CF Fertilisers UK acquisition on our consolidated segment results for the nine months ended September 2016 is the impact of the additional seven months of results (the seven months ended July 31, 2016).
To quantify and provide comparability of the impact of the acquisition, the following table summarizes the sales volume, net sales, and gross margin of the CF Fertilisers UK business for the one month of July 2016 and the seven months ended July 31, 2016.

	CF Holdings Reportable Segments
CF Fertilisers UK Financial Results	Ammonia	AN	Other	Consolidated
	(in millions, except percentages)
One month ended July 31, 2016
Sales volume by product tons (000s)	17	180	57	254
Net sales	$4	$32	$7	$43
Cost of sales	3	35	4	42
Gross margin	$1	$(3)	$3	$1
Gross margin percentage	25.0%	(9.4)%	42.9%	2.3%
Seven months ended July 31, 2016
Sales volume by product tons (000s)	100	737	468	1,305
Net sales	$26	$164	$79	$269
Cost of sales	22	155	74	251
Gross margin	$4	$9	$5	$18
Gross margin percentage	15.4%	5.5%	6.3%	6.7%
Transaction Costs and Termination of Agreement to Combine with Certain of OCI N.V.’s Businesses
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement (the Termination Agreement) under which the parties agreed to terminate the Combination Agreement by mutual written consent. Pursuant to the Termination Agreement, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our unaudited interim consolidated statements of operations included in Part I of this report. Under the Termination Agreement, the parties to the Combination Agreement also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the Combination Agreement and all ancillary agreements contemplated thereby (other than the confidentiality agreement between CF Holdings and OCI) or the transactions contemplated therein or thereby.
In the three and nine months ended September 30, 2016, we incurred $0 million and $179 million, respectively, of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS. This includes the $150 million termination fee paid to OCI in the second quarter of 2016 and costs for various consulting and legal services. In both the three and nine months ended September 30, 2015, we incurred $37 million of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS.
Strategic Venture with CHS
Our strategic venture with CHS commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. We began recognizing the noncontrolling interest pertaining to CHS’s ownership interest in CFN on February 1, 2016, and during the three and nine months ended September 30, 2016, we recognized $27 million and $67 million of earnings attributable to the noncontrolling interest in CFN, respectively. Further information regarding this strategic venture can be found in Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report.

Financial Executive Summary

•	We reported a net loss attributable to common stockholders of $30 million in the third quarter of 2016 compared to net earnings of $90 million in the same quarter of 2015, a decrease of $120 million.

•
Diluted net loss per share attributable to common stockholders was $0.13 per share in the third quarter of 2016 compared to diluted net earnings per share of $0.39 in the third quarter of 2015. The net loss is due to lower net earnings.

•
During the third quarter of 2016, we experienced lower net earnings compared to the third quarter of 2015 due primarily to lower gross margin during the third quarter of 2016 and the prior year gain of $94 million on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK related to the closing of our acquisition of the remaining 50% equity interest in CF Fertilisers UK. These items were partly offset by decreased transaction costs and an income tax benefit during the third quarter of 2016 compared to an income tax provision during the third quarter of 2015.

•
Our total gross margin declined by $163 million, or 99%, to $2 million in the third quarter of 2016 from $165 million in the third quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $1 million, or 1%. The remaining decrease in gross margin of $164 million, or 99%, was due primarily to lower average selling prices and higher expansion project related costs, partially offset by the impact of lower mark-to-market losses on natural gas derivatives, increased sales volume and lower operating costs:

▪	Average selling prices, primarily UAN, granular urea and ammonia decreased by 35%, which reduced gross margin by $333 million.

▪
Lower unrealized net mark-to-market losses on natural gas derivatives increased gross margin by $105 million as the third quarter of 2016 included a $21 million loss and the third quarter of 2015 included a $126 million loss.

▪	Donaldsonville expansion project depreciation for the granular urea and the UAN plants and start-up costs for the new ammonia plant reduced gross margin by $37 million.

▪	Sales volume, primarily granular urea, increased by 6%, which increased gross margin by $21 million.

▪
Lower physical natural gas costs in the third quarter of 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $10 million as compared to the third quarter of 2015.

▪	Lower operating costs, including distribution, freight and other production costs, increased gross margin by approximately $69 million.

•
During the third quarter of 2016, primarily as a result of lower net earnings, our income tax provision declined by $151 million to a net benefit of $131 million from an income tax provision of $20 million for the third quarter of 2015. See below and Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on our income tax benefit.

•
Our third quarter 2016 results included $61 million of expenses ($39 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa including costs that did not qualify for capitalization, start-up costs and incremental depreciation, $22 million of unrealized loss related to a fair value adjustment to an embedded derivative ($14 million after tax), $21 million of unrealized net mark-to-market losses ($13 million after tax) on natural gas derivatives, $4 million of expenses ($2 million after tax) related to the July 2016 Credit Agreement Amendment (as defined in “—Liquidity and Capital Resources—Debt—Revolving Credit Agreement,” below) and the September 2016 NPA Amendment (as defined in “—Liquidity and Capital Resources—Debt—Public Senior Notes and Private Senior Notes—Private Senior Notes,” below), $3 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($4 million after tax). Net earnings attributable to common stockholders of $90 million for the third quarter of 2015 included a $94 million gain ($94 million after tax) as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK, $37 million of transaction costs ($25 million after tax), $12 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($14 million after tax), $126 million of unrealized net mark-to-market losses ($79 million after tax) on natural gas derivatives, amortization of the financing fees related to the terminated bridge credit agreement of $6 million ($4 million after tax) and $15 million of expenses ($9 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

•
Our total net sales decreased $248 million, or 27%, in the third quarter of 2016 compared to the third quarter of 2015 including the impact of the CF Fertilisers UK acquisition, which increased our net sales by $43 million, or 5%, in the third quarter of 2016. The remaining decline in our net sales of $291 million, or 31%, was due to a 35% decrease in average selling prices partially offset by a 6% increase in sales volume.

•
Net cash provided by operating activities during the first nine months of 2016 was $591 million as compared to $1.07 billion in the first nine months of 2015. The $483 million decrease resulted from lower net earnings during the first nine months of 2016 and working capital changes. The working capital changes include lower amounts paid for income taxes and higher tax refunds received in the first nine months of 2016 compared to the same period of 2015. Additionally there was a greater reduction in accounts receivable levels and lower amounts spent on inventory during the first nine months of 2016 as compared to the first nine months of 2015. Unfavorable changes in working capital also occurred including a lower level of customer advances in 2016 due to customers’ hesitancy to enter into prepaid contracts in the current fertilizer price environment.

•
Net cash used in investing activities was $1.79 billion in the first nine months of 2016 as compared to $2.30 billion in the first nine months of 2015. The $508 million decrease is primarily due to the 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for a net cash payment of $554 million, which was net of cash acquired of $19 million. This decrease was partly offset by the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first nine months of 2016, capital expenditures totaled $1.82 billion compared to $1.79 billion in the first nine months of 2015.

•
Net cash provided by financing activities was $2.47 billion in the first nine months of 2016 compared to $179 million in the same period of 2015. In the first nine months of 2016, CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion. No share repurchases were made during the first nine months of 2016 compared to 8.9 million shares repurchased for $556 million in cash during the first nine months of 2015. Dividends paid on common stock were $209 million and $212 million in the first nine months of 2016 and 2015, respectively. In the first nine months of 2015, we issued the Private Senior Notes (as defined in “—Liquidity and Capital Resources—Debt—Public Senior Notes and Private Senior Notes—Private Senior Notes,” below) and received proceeds of approximately $1.0 billion.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$680	$928	$(248)	(27)%	$2,818	$3,193	$(375)	(12)%
Cost of sales (COS)	678	763	(85)	(11)%	2,072	1,926	146	8%
Gross margin	2	165	(163)	(99)%	746	1,267	(521)	(41)%
Gross margin percentage	0.3%	17.8%	(17.5)%		26.5%	39.7%	(13.2)%
Selling, general and administrative expenses	44	42	2	5%	141	120	21	18%
Transaction costs	—	37	(37)	(100)%	179	37	142	N/M
Other operating—net	57	33	24	73%	181	74	107	145%
Total other operating costs and expenses	101	112	(11)	(10)%	501	231	270	117%
Equity in (losses) earnings of operating affiliates	(2)	6	(8)	N/M	(11)	20	(31)	N/M
Operating (loss) earnings	(101)	59	(160)	N/M	234	1,056	(822)	(78)%
Interest expense—net	29	30	(1)	(3)%	126	92	34	37%
Other non-operating—net	1	5	(4)	(80)%	(1)	5	(6)	N/M
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	(131)	24	(155)	N/M	109	959	(850)	(89)%
Income tax (benefit) provision	(131)	20	(151)	N/M	(21)	333	(354)	N/M
Equity in earnings of non-operating affiliates—net of taxes	—	93	(93)	(100)%	—	72	(72)	(100)%
Net earnings	—	97	(97)	(100)%	130	698	(568)	(81)%
Less: Net earnings attributable to noncontrolling interests	30	7	23	N/M	87	25	62	248%
Net (loss) earnings attributable to common stockholders	$(30)	$90	$(120)	N/M	$43	$673	$(630)	(94)%
Diluted net (loss) earnings per share attributable to common stockholders	$(0.13)	$0.39	$(0.52)	N/M	$0.19	$2.84	$(2.65)	(93)%
Diluted weighted-average common shares outstanding	233.1	234.0	(0.9)	—%	233.5	236.9	(3.4)	(1)%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Supplemental Data:
Natural gas costs in COS (per MMBtu)(1)	$2.70	$3.00	$(0.30)	(10)%	$2.41	$3.07	$(0.66)	(21)%
Realized derivatives loss in COS (per MMBtu)(2)	0.17	0.05	0.12	240%	0.60	0.23	0.37	161%
Cost of natural gas in COS (per MMBtu)	$2.87	$3.05	$(0.18)	(6)%	$3.01	$3.30	$(0.29)	(9)%
Average daily market price of natural gas (per MMBtu) Henry Hub (Louisiana)	$2.84	$2.75	$0.09	3%	$2.31	$2.78	$(0.47)	(17)%
Average daily market price of natural gas (per MMBtu) National Balancing Point (UK)	$4.08	$6.44	$(2.36)	(37)%	$4.31	$6.85	$(2.54)	(37)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$21	$126	$(105)	(83)%	$(169)	$79	$(248)	N/M
Capital expenditures	$440	$759	$(319)	(42)%	$1,819	$1,791	$28	2%
Production volume by product tons (000s):
Ammonia(3)	1,987	1,915	72	4%	5,981	5,575	406	7%
Granular urea	827	544	283	52%	2,454	1,762	692	39%
UAN (32%)	1,614	1,372	242	18%	4,903	4,286	617	14%
AN	475	365	110	30%	1,292	796	496	62%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out (FIFO) inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

Third Quarter of 2016 Compared to Third Quarter of 2015
Consolidated Operating Results
Our reportable segments consist of ammonia, granular urea, UAN, AN and Other and include the results of CF Fertilisers UK as a result of our acquisition of the remaining 50% equity interest in CF Fertilisers UK that closed on July 31, 2015. We reported a net loss attributable to common stockholders of $30 million in the third quarter of 2016 compared to net earnings of $90 million in the same quarter of 2015, a decrease of $120 million. During the third quarter of 2016, we experienced lower net earnings compared to the third quarter of 2015 due primarily to lower gross margin during the third quarter of 2016 and the prior year gain of $94 million on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK related to the closing of our acquisition of the remaining 50% equity interest in CF Fertilisers UK. These items were partly offset by decreased transaction costs and an income tax benefit during the third quarter of 2016 compared to an income tax provision during the third quarter of 2015.
Our total gross margin declined by $163 million, or 99%, to $2 million in the third quarter of 2016 from $165 million in the third quarter of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the current quarter by $1 million, or 1%. The remaining decrease in gross margin of $164 million, or 99%, was due primarily to lower average selling prices and higher expansion project related costs, partially offset by the impact of lower mark-to-market losses on natural gas derivatives, increased sales volume and lower operating costs:

•	Average selling prices, primarily UAN, granular urea and ammonia decreased by 35%, which reduced gross margin by $333 million.

•
Lower unrealized net mark-to-market losses on natural gas derivatives increased gross margin by $105 million as the third quarter of 2016 included a $21 million loss and the third quarter of 2015 included a $126 million loss.

•	Donaldsonville expansion project depreciation for the granular urea and the UAN plants and start-up costs for the new ammonia plant reduced gross margin by $37 million.

•	Sales volume, primarily granular urea, increased by 6%, which increased gross margin by $21 million.

•
Lower physical natural gas costs in the third quarter of 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $10 million as compared to the third quarter of 2015.

•	Lower operating costs, including distribution, freight and other production costs, increased gross margin by approximately $69 million.
During the third quarter of 2016, our income tax provision was a tax benefit of $131 million on a pre-tax loss of $131 million. This compares to the third quarter of 2015 when we recognized a tax provision of $20 million on pre-tax earnings of $24 million. The tax benefit recognized in the third quarter of 2016 includes the recognition that full year 2016 projected pre-tax income less noncontrolling interest will be a loss, where as of the end of the second quarter of 2016 we had projected income. As of result of this projected change, we have recognized in the third quarter of 2016 the reversal of the tax provision that had been recorded earlier in 2016, resulting in a tax benefit in the third quarter of 2016. See Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on our income tax benefit.
The net loss attributable to common stockholders of $30 million in the third quarter of 2016 included $61 million of expenses ($39 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa including costs that did not qualify for capitalization, start-up costs and incremental depreciation, $22 million of unrealized loss related to a fair value adjustment to an embedded derivative ($14 million after tax), $21 million of unrealized net mark-to-market losses ($13 million after tax) on natural gas derivatives, $4 million of expenses ($2 million after tax) related to the July 2016 Credit Agreement Amendment and the September 2016 NPA Amendment, $3 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($4 million after tax). Net earnings attributable to common stockholders of $90 million for the third quarter of 2015 included a $94 million gain ($94 million after tax) as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK, $37 million of transaction costs ($25 million after tax), $12 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($14 million after tax), $126 million of unrealized net mark-to-market losses ($79 million after tax) on natural gas derivatives, amortization of the financing fees related to the terminated bridge credit agreement of $6 million ($4 million after tax) and $15 million of expenses ($9 million after tax) related to our capacity expansion projects that did not qualify for capitalization.

Net Sales
Our total net sales decreased $248 million, or 27%, to $680 million in the third quarter of 2016 compared to $928 million in the third quarter of 2015. The impact of the CF Fertilisers UK acquisition increased our net sales by $43 million, or 5%, in the third quarter of 2016. The remaining decline in our net sales of $291 million, or 31%, was due to a 35% decrease in average selling prices partially offset by a 6% increase in sales volume.
Average selling prices, excluding the acquisition impact of CF Fertilisers UK, were $187 per ton in the third quarter of 2016 compared to $289 per ton in the third quarter of 2015 due primarily to lower UAN, granular urea and ammonia selling prices in 2016. Selling prices were negatively impacted by the continued oversupply of nitrogen fertilizer driven by global capacity additions and weaker global industrial demand. Pricing for nitrogen fertilizer products in the U.S. Gulf declined during the third quarter of 2016, often trading below international parity, as seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices. In addition, our selling prices reflect the impact of lower international pricing on our export sales, which have increased as we expand our global customer base.
Our total sales volume increased by 14% from the third quarter of 2015 to the third quarter of 2016. The impact of the CF Fertilisers UK acquisition increased our sales volume by 8%. The remaining increase in our sales volume of 6% was due primarily to higher granular urea sales volume, partly offset by lower UAN and ammonia sales volume. Granular urea sales volume was higher as a result of our expansion projects coming on line at our Donaldsonville, Louisiana complex as we upgrade existing ammonia production, which reduces our ammonia available to sell. Our sales volume, primarily UAN, was negatively impacted by customers delaying fertilizer purchases during periods of declining prices.
Cost of Sales
Our total cost of sales decreased $85 million, or 11%, from the third quarter of 2015 to the third quarter of 2016. The impact of the CF Fertilisers UK acquisition increased cost of sales by $42 million, or 6%. The remaining decrease in our cost of sales was $127 million, or 17%, due primarily to the impact of lower unrealized net mark-to-market losses on natural gas derivatives and lower operating costs, partly offset by increased sales volume, higher depreciation cost primarily due to the expansion projects and start-up costs related to the Donaldsonville ammonia plant. The remaining cost of sales per ton averaged $187 in the third quarter of 2016, a 21% decrease from the $238 per ton in the same quarter of 2015. The third quarter of 2016 included a $21 million mark-to-market net loss compared to a $126 million mark-to-market net loss included in the third quarter of 2015. Lower operating costs include lower realized natural gas, distribution, freight, and other production costs compared to the prior year third quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2 million to $44 million in the third quarter of 2016 from $42 million in the same quarter of 2015. The increase was due primarily to the increased professional services in the third quarter of 2016 related to the September 2016 NPA Amendment and the inclusion of a full quarter of CF Fertilisers UK results in our consolidated segment results.
Transaction Costs
In the third quarter of 2016, we did not incur any transaction costs. In the third quarter of 2015, we incurred $37 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with certain businesses of OCI that was terminated on May 22, 2016 and our strategic venture with CHS.
Other Operating—Net
Other operating—net was $57 million of expense in the third quarter of 2016 compared to $33 million of expense in the same quarter of 2015. The increased expense was due primarily to the unrealized $22 million loss representing a fair value adjustment to an embedded derivative related to our strategic venture with CHS. See Note 9—Fair Value Measurements to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on this adjustment. The increased expense also reflects higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization.
Equity in (Losses) Earnings of Operating Affiliates
Equity in losses of operating affiliates, consisting of our 50% share of the operating results of PLNL, decreased $8 million in the third quarter of 2016 to a loss of $2 million compared to income of $6 million in the third quarter of 2015. The loss at PLNL was primarily attributable to lower ammonia selling prices.

Interest Expense—Net
Net interest expense was $29 million in the third quarter of 2016 compared to $30 million in the third quarter of 2015. The third quarter of 2016 includes higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $53 million and $44 million in the third quarter of 2016 and 2015, respectively. The third quarter of 2016 also includes higher interest expense associated with the Private Senior Notes and $2 million of accelerated amortization of deferred fees related to the July 2016 Credit Agreement Amendment which reduced the revolving credit facility to $1.5 billion from $2.0 billion. The decrease also includes the impact of loan arrangement fees paid in the third quarter of 2015 related to the bridge credit facility that was terminated.
Income Taxes
For the three months ended September 30, 2016, we recorded an income tax benefit of $131 million on a pre-tax loss of $131 million, compared to an income tax provision of $20 million on pre-tax income of $24 million for the three months ended September 30, 2015.
The income tax benefit of $131 million primarily relates to the fact that we are now projecting that full year 2016 pre-tax earnings, excluding the noncontrolling interests, will be a loss. As of June 30, 2016, we were projecting profit for the full year. The impact of this change in projected profitability was an income tax benefit of $163 million. In addition, other items included in our annualized effective tax rate that impacted the income tax benefit recorded in the third quarter of 2016 were, as follows:

•
We recorded income tax expense of $42 million related to the reversal of prior year U.S. manufacturing profits deductions due to the recapture of these benefits in the third quarter of 2016. The recapture results from our intention to carry back certain tax losses to prior years that will reduce the amount of the prior year U.S. manufacturing profits deduction that can be claimed.

•	We recorded a valuation allowance of $21 million against certain foreign deferred tax assets which increased income tax expense.

•
We recorded an income tax benefit of $9 million related to the impact of certain transaction costs which were treated as not being deductible for tax purposes in the prior year and are now tax deductible as a result of the termination of the proposed combination with certain businesses of OCI. See Note 3—Acquisitions to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.

See Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes in the third quarter of 2015 included the previously owned 50% equity method earnings of CF Fertilisers UK. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us and part of our consolidated financial results. The third quarter of 2015 equity in earnings of non-operating affiliates—net of taxes included the $94 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK that was recorded in connection with the closing of the acquisition.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $23 million in the third quarter of 2016 compared to the third quarter of 2015 due primarily to the earnings attributable to the noncontrolling interest in CFN as a result of CHS's minority equity investment in CFN. This increase is partly offset by lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.

Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Diluted net (loss) earnings per share attributable to common stockholders decreased $0.52 to diluted net loss per share of $0.13 in the third quarter of 2016 from diluted net earnings per share of $0.39 in the third quarter of 2015. This decrease is due to lower net earnings.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Operating Results
We reported net earnings attributable to common stockholders of $43 million in the nine months ended September 30, 2016 compared to net earnings of $673 million in the same period of 2015, a decrease of $630 million, or 94%. During the nine months ended September 30, 2016, we experienced lower net earnings compared to the same period of 2015 due primarily to a lower gross margin combined with the impact of higher transaction costs, including the $150 million termination fee paid to OCI in the nine months ended September 30, 2016 and the $94 million prior year gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK related to the closing of our acquisition of the remaining 50% equity interest in CF Fertilisers UK. These decreases were partly offset by an income tax benefit during the nine months ended September 30, 2016.
Our total gross margin declined by $521 million, or 41%, to $746 million in the nine months ended September 30, 2016 from $1.27 billion in the same period of 2015. The impact of the CF Fertilisers UK acquisition increased gross margin in the first nine months of 2016 by $18 million, or 1%. The remaining decrease in gross margin of $539 million, or 43%, was due primarily to lower average selling prices and higher expansion project related costs, partially offset by the impact of mark-to-market gains on natural gas derivatives, increased sales volume, and lower physical natural gas costs and operating costs:

•	Average selling prices, primarily for UAN, ammonia, and granular urea, decreased by 29%, which reduced gross margin by $995 million.

•
Unrealized net mark-to-market gains on natural gas derivatives increased gross margin by $248 million as the nine months ended September 30, 2016 included a $169 million gain and the first nine months of 2015 included a $79 million loss.

•	Sales volume, primarily granular urea and UAN, increased by 13%, which increased gross margin by $166 million.

•	Donaldsonville expansion project depreciation for the granular urea and the UAN plants and start-up costs for the new ammonia plant reduced gross margin by $75 million.

•
Lower physical natural gas costs in the nine months ended September 30, 2016, partially offset by the impact of natural gas derivatives that settled in the period, increased gross margin by $59 million as compared to the first nine months of 2015.

•	Lower operating costs, including distribution, freight and other production costs, increased gross margin by approximately $58 million.
During the nine months ended September 30, 2016, primarily as a result of lower net earnings, our income tax provision declined by $354 million to a net benefit of $21 million from an income tax provision of $333 million for the first nine months of 2015. See Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on our income tax benefit.
Net earnings attributable to common stockholders of $43 million for the first nine months of 2016 included $86 million of losses on foreign currency transactions primarily related to unrealized losses on foreign currency denominated intercompany debt not permanently invested ($85 million after tax), $169 million unrealized net mark-to-market gain ($106 million after tax) on natural gas derivatives, $179 million of transaction costs ($96 million after tax), $134 million of expenses ($85 million after tax) related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa including costs that did not qualify for capitalization, start-up costs and incremental depreciation, amortization of the financing fees related to the terminated bridge credit agreement of $28 million ($18 million after tax), $22 million of unrealized loss related to a fair value adjustment to an embedded derivative ($14 million after tax), $4 million of expenses ($2 million after tax) related to the July 2016 Credit Agreement Amendment and the September 2016 NPA Amendment and $2 million of realized and unrealized net gains ($1 million after tax) on foreign currency derivatives related to our capacity expansion projects. Net earnings attributable to common stockholders of $673 million for the first nine months of 2015 included a $94 million gain ($94 million after tax) as a result of the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK, $43 million of losses ($31 million after tax) as a result of the sale of equity method investments, $2 million of gains on foreign currency transactions

($5 million loss after tax), $79 million of pre-tax unrealized net mark-to-market losses ($50 million after tax) on natural gas derivatives, $37 million of transaction costs ($25 million after tax), amortization of the financing fees related to the terminated bridge credit agreement of $6 million ($4 million after tax), $19 million of realized and unrealized net losses ($12 million after tax) on foreign currency derivatives related to our capacity expansion projects and $36 million of expenses ($23 million after tax) related to our capacity expansion projects that did not qualify for capitalization.
Net Sales
Our total net sales decreased $375 million, or 12%, to $2.82 billion in the first nine months of 2016 compared to $3.19 billion in the first nine months of 2015. The impact of the CF Fertilisers UK acquisition increased our net sales by $269 million, or 8%. The remaining decline in our net sales of $644 million, or 20%, was due to a 29% decrease in average selling prices partially offset by a 13% increase in sales volume.
Average selling prices, excluding the CF Fertilisers UK acquisition impact, were $232 per ton in the first nine months of 2016 compared to $328 per ton in the comparable prior year period due primarily to lower UAN, ammonia, and granular urea selling prices in 2016. Selling prices were negatively impacted by the continued oversupply of nitrogen fertilizer driven by global capacity additions. Pricing for nitrogen fertilizer products in the U.S. Gulf declined during the third quarter of 2016, often trading below international parity, as seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices.
Our total sales volume increased by 26% from the first nine months of 2015 to the first nine months of 2016. The impact of the CF Fertilisers UK acquisition increased our sales volume by 13%. The remaining increase in our sales volume of 13% was due primarily to higher granular urea and UAN sales volume, partly offset by lower ammonia sales volume as we upgrade existing ammonia production as a result of our expansion projects coming on line at our Donaldsonville, Louisiana complex.
Cost of Sales
Our total cost of sales increased $146 million, or 8%, from the first nine months of 2015 to the first nine months of 2016. The impact of the CF Fertilisers UK acquisition increased cost of sales by $251 million, or 13%. The remaining decrease in our cost of sales of $105 million, or 5%, was due primarily to the impact of higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs partly offset by higher expansion project related costs. The remaining cost of sales per ton averaged $166 in the first nine months of 2016, a 16% decrease from the $198 per ton in the same period of 2015 due primarily to higher unrealized net mark-to-market gains on natural gas derivatives. The first nine months of 2016 included a $169 million mark-to-market net gain compared to a $79 million mark-to-market net loss included in the first nine months of 2015. The first nine months of 2016 include $75 million of Donaldsonville expansion project related expenses including depreciation for the granular urea and the UAN plants and start-up costs for the new ammonia plant. These costs were partly offset by lower operating costs including lower freight and other production costs compared to the first nine months of 2015.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $21 million to $141 million in the first nine months of 2016 from $120 million in the comparable period of 2015. The increase was due primarily to the impact of the CF Fertilisers UK acquisition and professional services related to corporate initiatives including third party fees related to the September 2016 NPA Amendment.
Transaction Costs
In the first nine months of 2016, we incurred $179 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with certain businesses of OCI that was terminated on May 22, 2016 and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid by CF Holdings to OCI in the second quarter of 2016 as a result of the termination of the Combination Agreement and costs for various consulting and legal services. In the first nine months of 2015 we incurred $37 million of transaction costs associated with the agreements pertaining to the proposed combination with certain businesses of OCI and our strategic venture with CHS.
Other Operating—Net
Other operating—net was $181 million of expense in the first nine months of 2016 compared to $74 million of expense in the comparable period of 2015. The increased expense was due primarily to unrealized losses on foreign currency transactions primarily related to British pound sterling denominated intercompany debt that has not been permanently invested. In addition, the increased expense in the first nine months of 2016 includes the unrealized $22 million loss representing a fair value adjustment to an embedded derivative related to our strategic venture with CHS. See Note 9—Fair Value Measurements to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information on this adjustment. The increased expense also reflects higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization.
Equity in (Losses) Earnings of Operating Affiliates
Equity in (losses) earnings of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in (losses) earnings of operating affiliates was a loss of $11 million in the first nine months of 2016 compared to earnings of $20 million in the first nine months of 2015. The loss at PLNL was primarily attributable to costs of $24 million that were incurred during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days and lower ammonia selling prices compared to the first nine months of 2015.
Interest Expense—Net
Net interest expense was $126 million in the first nine months of 2016 compared to $92 million in the first nine months of 2015. The $34 million increase was due primarily to the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed. The increase also includes higher interest expense resulting from the issuance of $1.0 billion of aggregate principal amount of Private Senior Notes in September 2015. These increases were partially offset by higher amounts of capitalized interest related to our capacity expansion projects as we recorded capitalized interest of $142 million and $113 million in the first nine months of 2016 and 2015, respectively.
Income Taxes
Our income tax benefit for the first nine months of 2016 was $21 million on pre-tax income of $109 million, compared to an income tax provision of $333 million on pre-tax income of $959 million for the first nine months of 2015. The income tax benefit of $21 million primarily relates to the fact that we are now projecting that full year 2016 pre-tax earnings, excluding the noncontrolling interests, will be a loss. See Note 10—Income Taxes to our unaudited interim consolidated financial statements included in Part I, Item 1, of this report for additional information.
In addition, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.
Equity in Earnings of Non-Operating Affiliates—Net of Taxes
Equity in earnings of non-operating affiliates—net of taxes in the first nine months of 2015 included the previously owned 50% equity method earnings of CF Fertilisers UK and also included our share of operating losses experienced at Keytrade. On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became wholly owned by us and part of our consolidated financial results. We recorded a $94 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK in connection with the closing of the acquisition. Equity in earnings of non-operating affiliates—net of taxes for the first nine months of 2015 also included our share of CF Fertilisers UK operating results up to the date of the acquisition. In addition, during the second quarter of 2015, we sold our interests in Keytrade and recorded an after-tax loss of $29 million (pre-tax loss of $40 million).
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $62 million in the first nine months of 2016 compared to the comparable period in 2015 due primarily to the earnings attributable to the noncontrolling interest in CFN as a result of CHS's minority equity investment in CFN. This increase is partly offset by lower net earnings attributable to the 24.7% interest of the publicly held common units of TNCLP.
Diluted Net Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $2.65, or 93%, to $0.19 per share in the first nine months of 2016 from $2.84 per share in the first nine months of 2015. This decrease is due to lower net earnings.

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
The following table presents summary operating results by business segment including the impact of our acquisition of the remaining 50% equity interest in CF Fertilisers UK:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2016
Net sales	$145	$167	$212	$103	$53	$680
Cost of sales	149	152	218	114	45	678
Gross margin	$(4)	$15	$(6)	$(11)	$8	$2
Gross margin percentage	(2.8)%	9.0%	(2.8)%	(10.7)%	15.1%	0.3%
Three months ended September 30, 2015
Net sales	$261	$171	$349	$80	$67	$928
Cost of sales	207	132	276	97	51	763
Gross margin	$54	$39	$73	$(17)	$16	$165
Gross margin percentage	20.8%	22.8%	20.8%	(21.6)%	24.3%	17.8%
Nine months ended September 30, 2016
Net sales	$770	$642	$891	$318	$197	$2,818
Cost of sales	505	445	646	316	160	2,072
Gross margin	$265	$197	$245	$2	$37	$746
Gross margin percentage	34.4%	30.7%	27.5%	0.6%	18.8%	26.5%
Nine months ended September 30, 2015
Net sales	$1,148	$594	$1,112	$179	$160	$3,193
Cost of sales	635	324	678	179	110	1,926
Gross margin	$513	$270	$434	$—	$50	$1,267
Gross margin percentage	44.7%	45.4%	39.0%	—%	31.4%	39.7%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment, including the impact of our acquisition of the remaining 50% equity interest in CF Fertilisers UK:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$145	$261	$(116)	(44)%	$770	$1,148	$(378)	(33)%
Cost of sales	149	207	(58)	(28)%	505	635	(130)	(20)%
Gross margin	$(4)	$54	$(58)	(107)%	$265	$513	$(248)	(48)%
Gross margin percentage	(2.8)%	20.8%	(23.6)%		34.4%	44.7%	(10.3)%
Sales volume by product tons (000s)	505	585	(80)	(14)%	2,112	2,176	(64)	(3)%
Sales volume by nutrient tons (000s)(1)	414	480	(66)	(14)%	1,732	1,785	(53)	(3)%
Average selling price per product ton	$287	$446	$(159)	(36)%	$365	$527	$(162)	(31)%
Average selling price per nutrient ton(1)	$350	$544	$(194)	(36)%	$445	$643	$(198)	(31)%
Gross margin per product ton	$(8)	$93	$(101)	N/M	$125	$236	$(111)	(47)%
Gross margin per nutrient ton(1)	$(10)	$113	$(123)	N/M	$153	$287	$(134)	(47)%
Depreciation and amortization	$19	$32	$(13)	(41)%	$59	$75	$(16)	(21)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$7	$29	$(22)	(76)%	$(55)	$18	$(73)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net Sales.    Total net sales in the ammonia segment decreased by $116 million, or 44%, in the third quarter of 2016 from the third quarter of 2015 due primarily to a 36% decrease in average selling prices and a 14% decrease in sales volume. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $4 million, or 2%. The remaining decrease in our ammonia net sales of $120 million, or 46%, was primarily due to lower average selling prices and sales volume. Selling prices are lower due to the increased global supply of nitrogen driven by global capacity additions, weaker global industrial demand and lower feedstock costs. In addition, our selling prices reflect the impact of lower international pricing on our export sales, which have increased as we expand our global customer base. Our sales volume in the third quarter of 2016 was lower primarily due to the impact of upgrading existing ammonia production at our Donaldsonville facility into granular urea and UAN as a result of our expansion projects coming on line at our Donaldsonville, Louisiana complex.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $295 in the third quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $176 per ton. The remaining cost of sales per ton averaged $299 in the third quarter of 2016, a 15% decrease from the $353 per ton in the same quarter of 2015. The decrease was due primarily to the impact of lower unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2016 compared to the third quarter of 2015 and the impact of lower realized natural gas cost. This was partly offset by the start-up costs for the new expansion ammonia plant at our Donaldsonville facility that was placed into service after the end of the third quarter of 2016, in October 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales.    Total net sales in the ammonia segment decreased by $378 million, or 33%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due primarily to a 31% decrease in average selling prices and a 3% decrease in sales volume. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $26 million, or 2%. The remaining decrease in our ammonia net sales of $404 million, or 35%, was due primarily to lower average selling prices compared to the nine months ended September 30, 2015 and lower sales volume. Average selling prices were lower due to the continued oversupply of nitrogen driven by global capacity additions, weaker global industrial demand and lower feedstock costs. In addition, our selling prices reflect the impact of lower international pricing on our export sales, which have increased as we expand our global customer base. Our sales volume in 2016 includes the impact of the CF Fertilisers UK acquisition which increased sales volume by 5% in the nine months ended September 30, 2016. The remaining sales volume decreased due primarily to weaker global industrial demand.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $240 in the first nine months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $220 per ton. The remaining cost of sales per ton remained unchanged at an average of $240 in the nine months ended September 30, 2016, an 18% decrease from the $291 per ton in the comparable period of 2015. The decrease was due primarily to the impact of unrealized net mark-to-market gains on natural gas derivatives in the first nine months of 2016 compared to losses in the comparable period of 2015.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; and Medicine Hat, Alberta nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$167	$171	$(4)	(2)%	$642	$594	$48	8%
Cost of sales	152	132	20	15%	445	324	121	37%
Gross margin	$15	$39	$(24)	(62)%	$197	$270	$(73)	(27)%
Gross margin percentage	9.0%	22.8%	(13.8)%		30.7%	45.4%	(14.7)%
Sales volume by product tons (000s)	823	539	284	53%	2,714	1,755	959	55%
Sales volume by nutrient tons (000s)(1)	378	248	130	52%	1,248	807	441	55%
Average selling price per product ton	$203	$317	$(114)	(36)%	$237	$338	$(101)	(30)%
Average selling price per nutrient ton(1)	$442	$688	$(246)	(36)%	$514	$736	$(222)	(30)%
Gross margin per product ton	$18	$72	$(54)	(75)%	$73	$154	$(81)	(53)%
Gross margin per nutrient ton(1)	$40	$157	$(117)	(75)%	$158	$334	$(176)	(53)%
Depreciation and amortization	$25	$11	$14	127%	$75	$31	$44	142%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$5	$33	$(28)	(85)%	$(44)	$21	$(65)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net Sales.    Net sales in the granular urea segment decreased $4 million, or 2%, in the third quarter of 2016 from the third quarter of 2015 due primarily to a 36% decrease in average selling prices partially offset by a 53% increase in sales volume. Average selling prices decreased to $203 per ton in the third quarter of 2016 compared to $317 per ton in the third quarter of 2015 due primarily to the continued oversupply of nitrogen fertilizer and lower feedstock costs. Sales volume was higher due primarily to increased supply availability as a result of our expanded urea capacity at our Donaldsonville, Louisiana complex.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $185 in the third quarter of 2016, a 24% decrease from $245 per ton in the same quarter of 2015. The decrease was due primarily to the impact of lower unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2016 compared to the loss in the third quarter of 2015. This decrease was partly offset by increased depreciation expense related to our expanded urea production coming on line at our Donaldsonville, Louisiana complex in November 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales.    Net sales in the granular urea segment increased $48 million, or 8%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due primarily to a 55% increase in volume partly offset by a 30% decrease in average selling prices. Sales volume was higher due to increased production as a result of our expanded urea capacity at our Donaldsonville, Louisiana complex. Average selling prices decreased to $237 per ton in the first nine months of 2016 compared to $338 per ton in the comparable period of 2015 due primarily to the continued oversupply of nitrogen fertilizer and lower feedstock costs.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $164 in the first nine months of 2016, an 11% decrease from the $184 per ton in the comparable period of 2015. The decrease was due primarily to the impact of unrealized net mark-to-market gains on natural gas derivatives in the first nine months of 2016 compared to losses in the comparable period of 2015. This was partly offset by increased depreciation expense related to our expanded urea production at our Donaldsonville, Louisiana complex.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$212	$349	$(137)	(39)%	$891	$1,112	$(221)	(20)%
Cost of sales	218	276	(58)	(21)%	646	678	(32)	(5)%
Gross margin	$(6)	$73	$(79)	N/M	$245	$434	$(189)	(44)%
Gross margin percentage	(2.8)%	20.8%	(23.6)%		27.5%	39.0%	(11.5)%
Sales volume by product tons (000s)	1,350	1,445	(95)	(7)%	4,634	4,266	368	9%
Sales volume by nutrient tons (000s)(1)	427	458	(31)	(7)%	1,461	1,347	114	8%
Average selling price per product ton	$157	$242	$(85)	(35)%	$192	$261	$(69)	(26)%
Average selling price per nutrient ton(1)	$496	$763	$(267)	(35)%	$610	$826	$(216)	(26)%
Gross margin per product ton	$(4)	$50	$(54)	N/M	$53	$102	$(49)	(48)%
Gross margin per nutrient ton(1)	$(14)	$159	$(173)	N/M	$168	$322	$(154)	(48)%
Depreciation and amortization	$58	$43	$15	35%	$175	$140	$35	25%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$7	$53	$(46)	(87)%	$(52)	$33	$(85)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net Sales.    Net sales in the UAN segment decreased $137 million, or 39%, in the third quarter of 2016 from the third quarter of 2015 due primarily to a 35% decrease in average selling prices and a 7% decrease in sales volume. Average selling prices decreased to $157 per ton in the third quarter of 2016 compared to $242 per ton in the third quarter of 2015. UAN selling prices were lower due to the continued oversupply of nitrogen fertilizer and lower feedstock costs. Increases in UAN exports at lower selling prices also impacted our average selling prices. Our sales volume was lower due primarily to customers' hesitancy to take inventory positions in a declining price environment.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $161 in the third quarter of 2016, a 16% decrease from the $192 per ton in the third quarter of 2015. The decrease was due primarily to the impact of lower unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2016 compared to the third quarter of 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales.    Net sales in the UAN segment decreased $221 million, or 20%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due primarily to a 26% decrease in average selling prices, partially offset by a 9% increase in sales volume. Average selling prices decreased to $192 per ton in the first nine months of 2016 compared to $261 per ton in the comparable period of 2015. UAN selling prices were lower due to the continued oversupply of nitrogen fertilizer and lower feedstock costs. Increases in UAN exports at lower selling prices also impacted our average selling prices. Our sales volume was higher due primarily to increased supply from the expanded UAN capacity at our Donaldsonville, Louisiana complex that began in the first quarter of 2016.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $139 in the first nine months of 2016, a 13% decrease from the $159 per ton in the comparable period of 2015. The decrease was due primarily to the impact of unrealized net mark-to-market gains on natural gas derivatives in the first nine months of 2016 compared to losses in the comparable period of 2015 and the impact of lower realized natural gas cost in the first nine months of 2016.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment, including the impact of our acquisition of the remaining 50% equity interest in CF Fertilisers UK:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$103	$80	$23	29%	$318	$179	$139	78%
Cost of sales	114	97	17	18%	316	179	137	77%
Gross margin	$(11)	$(17)	$6	(35)%	$2	$—	$2	N/M
Gross margin percentage	(10.7)%	(21.6)%	10.9%		0.6%	—%	0.6%
Sales volume by product tons (000s)	599	347	252	73%	1,610	795	815	103%
Sales volume by nutrient tons (000s)(1)	203	117	86	74%	545	271	274	101%
Average selling price per product ton	$172	$229	$(57)	(25)%	$198	$225	$(27)	(12)%
Average selling price per nutrient ton(1)	$507	$679	$(172)	(25)%	$583	$660	$(77)	(12)%
Gross margin per product ton	$(18)	$(50)	$32	64%	$1	$—	$1	—%
Gross margin per nutrient ton(1)	$(54)	$(147)	$93	63%	$4	$(1)	$5	N/M
Depreciation and amortization	$22	$20	$2	10%	$72	$44	$28	64%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$11	$(10)	(91)%	$(7)	$7	$(14)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net Sales.    Total net sales in our AN segment increased by $23 million, or 29%, in the third quarter of 2016 from the third quarter of 2015 due primarily to a 73% increase in sales volume partially offset by a 25% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $32 million, or 40%. The remaining decrease in our AN net sales of $9 million, or 11%, was due primarily to lower average selling prices from the continued oversupply of nitrogen and the impact of lower-gas plus formula prices on certain industrial contracts.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $190 in the third quarter of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $195 per ton. The remaining cost of sales per ton averaged $188 in the third quarter of 2016, a 33% decrease from the $279 per ton in the third quarter of 2015, due primarily to the impact of lower unrealized net mark-to-market losses on natural gas derivatives in the third quarter of 2016 compared to the third quarter of 2015. This decrease also includes the prior year impact of the purchase accounting inventory step-up included from the CF Fertilisers UK acquisition.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales.    Total net sales in our AN segment increased $139 million, or 78%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due primarily to a 103% increase in sales volume partially offset by a 12% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $164 million, or 92%. The remaining decrease in our AN net sales of $25 million, or 14%, was due primarily to lower average selling prices from the continued oversupply of nitrogen.
Cost of Sales.     Total cost of sales per ton in our AN segment averaged $197 in the first nine months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $211 per ton. The remaining cost of sales per ton averaged $184 in the first nine months of 2016, an 18% decrease from the $225 per ton in the comparable period of 2015 due primarily to net mark-to-market gains on natural gas derivatives in the first nine months of 2016 compared to losses in the comparable period of 2015 and the impact of lower realized natural gas costs. This decrease also includes the prior year impact of the purchase accounting inventory step-up included from the CF Fertilisers UK acquisition.

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
The following table presents summary operating data for our Other segment, including the impact of our acquisition of the remaining 50% equity interest in CF Fertilisers UK:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 v. 2015		2016	2015	2016 v. 2015
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$53	$67	$(14)	(21)%	$197	$160	$37	23%
Cost of sales	45	51	(6)	(12)%	160	110	50	45%
Gross margin	$8	$16	$(8)	(50)%	$37	$50	$(13)	(26)%
Gross margin percentage	15.1%	24.3%	(9.2)%		18.8%	31.4%	(12.6)%
Sales volume by product tons (000s)	389	297	92	31%	1,204	744	460	62%
Sales volume by nutrient tons (000s)(1)	73	56	17	30%	230	144	86	60%
Average selling price per product ton	$136	$226	$(90)	(40)%	$164	$215	$(51)	(24)%
Average selling price per nutrient ton(1)	$726	$1,196	$(470)	(39)%	$857	$1,109	$(252)	(23)%
Gross margin per product ton	$21	$55	$(34)	(62)%	$31	$67	$(36)	(54)%
Gross margin per nutrient ton(1)	$110	$291	$(181)	(62)%	$161	$348	$(187)	(54)%
Depreciation and amortization	$12	$11	$1	9%	$34	$26	$8	31%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$—	$1	—%	$(11)	$—	$(11)	—%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2016 Compared to Third Quarter of 2015
Net Sales.    Total net sales in our Other segment decreased by $14 million, or 21%, in the third quarter of 2016 from the third quarter of 2015 due primarily to a 40% decrease in average selling prices partially offset by a 31% increase in sales volume. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $7 million, or 10%. The remaining decrease in our Other segment net sales of $21 million, or 31%, was due primarily to lower average selling prices due to the continued oversupply of nitrogen.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $115 in the third quarter of 2016, including the impact of the CF Fertilisers UK acquisition which averaged $70 per ton. The remaining cost of sales per ton averaged $124 in the third quarter of 2016, a 28% decrease from the $172 per ton in the third quarter of 2015 due primarily to the prior year impact of the purchase accounting inventory step-up included from the CF Fertilisers UK acquisition.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net Sales.    Total net sales in our Other segment decreased by $37 million, or 23%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due to a 62% increase in sales volume partially offset by a 24% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $79 million, or 49%. The remaining decrease in our Other segment net sales of $42 million, or 26%, was due primarily to lower average selling prices due to the continued oversupply of nitrogen.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $133 in the first nine months of 2016, including the impact of the CF Fertilisers UK acquisition, which averaged $158 per ton. The remaining cost of sales per ton averaged $117 in the first nine months of 2016, a 21% decrease from the $148 per ton in the comparable period of 2015 due to the net mark-to-market gains on natural gas derivatives in the first nine months of 2016 and the impact of the prior year inventory step-up included in CF Fertilisers cost of sales.

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
Lower selling prices due to a global oversupply of nitrogen fertilizer has affected our financial performance. Global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower nitrogen fertilizer selling prices. In addition, lower global production costs driven by lower feedstock costs and foreign exchange rates, and reduced ocean freight costs have further contributed to the current lower priced environment. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
In response to these circumstances, in July 2016, we entered into the July 2016 Credit Agreement Amendment and, in September 2016, we entered into the September 2016 NPA Amendment. The amendments, as described in further detail below under “—Debt—Revolving Credit Agreement” and “—Debt—Public Senior Notes and Private Senior Notes—Private Senior Notes,” respectively, increased, through the end of 2017, the maximum total leverage ratio permitted under the Revolving Credit Agreement (as defined in “—Debt—Revolving Credit Agreement,” below) and the Note Purchase Agreement (as defined in “—Debt—Public Senior Notes and Private Senior Notes—Private Senior Notes,” below) and reduced the size of our revolving credit facility under the Revolving Credit Agreement.
Due to the uncertainty of the duration of the current low price environment and in order to provide liquidity and covenant flexibility for the future, we have taken and are taking certain additional steps with respect to the Revolving Credit Agreement and the Private Senior Notes. These steps reflect in part our assessment, based on current fertilizer market conditions, that we may be unable to maintain compliance as of the end of the fourth quarter of 2016 with the total leverage ratio covenant under the Note Purchase Agreement and under the current terms of the Revolving Credit Agreement. The steps we have taken include, subsequent to September 30, 2016, our entering into the Revolver Amendment described under "—Debt—Revolving Credit Agreement," below. The Revolver Amendment provides for modifications to the Revolving Credit Agreement as described in "—Debt—Revolving Credit Agreement," below, that would become effective upon the satisfaction of specified conditions, including, among other things, the repayment in full of the $1.0 billion principal amount of Private Senior Notes prior to or substantially concurrently with the effectiveness of those modifications. Accordingly, we intend to prepay in full the Private Senior Notes during the fourth quarter of 2016. We expect to fund that prepayment and the related make-whole amount, which we estimate (based on market interest rates on October 31, 2016) will be approximately $210 million, with the issuance of new long-term secured debt, borrowings under the Revolving Credit Agreement, cash on hand or a combination of any of the foregoing. There can be no assurance that we will be able to complete an issuance of new long-term secured debt on terms acceptable to us or at all. In the event that we use borrowings under the Revolving Credit Agreement and/or cash on hand to prepay in full the Private Senior Notes during the fourth quarter of 2016, we believe that our cash on hand (and any unused borrowing capacity under the Revolving Credit Agreement) would continue to be adequate to fund our anticipated commitments and capital expenditures, and otherwise to meet our liquidity requirements.
We expect that the completion of our capacity expansion projects will reduce what had been a substantial use of liquidity in recent years and will affect our liquidity during the balance of 2016 and during 2017. We have completed our Donaldsonville, Louisiana capacity expansion project and expect to complete our Port Neal, Iowa capacity expansion project in late 2016 when the ammonia and granular urea plants come on line. See “—Capacity Expansion Projects and Restricted Cash,” below. We expect that a significant portion of our expansion project assets will be eligible for bonus depreciation under federal income tax rules and will generate a substantial tax loss in 2016 that can be carried back to prior tax years to generate a refund of federal income taxes previously paid. See “—Realization of Current Year Tax Assets Resulting From Bonus Depreciation,” below.
Subsequent to the end of the third quarter of 2016 and in response to fertilizer market conditions, each of the three credit rating agencies reviewed our corporate credit rating as follows. S&P Global Ratings reduced its corporate credit rating to BB+ from BBB- and indicated the outlook was negative. Moody’s Investors Service, Inc. reduced its corporate credit rating to Baa3 from Baa2 and indicated the rating was under further review. Fitch Ratings, Inc. reduced its corporate credit rating to BB+ from BBB and indicated the outlook was stable.
At September 30, 2016, our balance of cash and cash equivalents was $1.55 billion and we were in compliance with all applicable covenant requirements under the Revolving Credit Agreement and the company’s senior notes.

Cash and Cash Equivalents
We had cash and cash equivalents of $1.55 billion and $0.29 billion as of September 30, 2016 and December 31, 2015, respectively.
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
No share repurchases were made during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we repurchased 8.9 million shares for $527 million. To date under this program, 15.9 million shares have been repurchased for an aggregate expenditure of $900 million. We have suspended share repurchases and will allow the remaining $100 million of share repurchases that remains under the program to expire in December 2016.
Capacity Expansion Projects and Restricted Cash
In 2012, we announced that we would construct new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These new plants will increase our product mix flexibility at Donaldsonville, improve our ability to serve upper-Midwest urea customers from our Port Neal location, and allow us to benefit from the cost advantages of North American natural gas. In combination, these new facilities will be able to produce 2.1 million tons of gross ammonia per year, upgraded products ranging from 2.0 million to 2.7 million tons of granular urea per year and up to 1.8 million tons of UAN 32% solution per year, depending on our choice of product mix.
The new Donaldsonville granular urea and UAN plants came on line in the fourth quarter of 2015 and in the first quarter of 2016, respectively. These new plants allow us to upgrade our existing ammonia production, without an increase in the overall nutrient tons produced. The new Donaldsonville ammonia plant was placed in service after the end of the third quarter, in October 2016, and the additional ammonia capacity from this plant will increase our overall nutrient ton production capacity. The first nine months of 2016 includes $57 million of depreciation related to the new Donaldsonville granular urea and UAN plants that have recently been commissioned, start-up costs relating to the Donaldsonville ammonia plant of $18 million and $59 million of expenses that did not qualify for capitalization. The Port Neal ammonia and urea plants are both expected to start production in late 2016.
The total cash spent to date on capital expenditures for the capacity expansion projects through the third quarter of 2016 was $4.8 billion, including $290 million during the third quarter of 2016. We estimate that the total remaining cash spending for the capital component of the expansion projects will occur in 2016 and early 2017 and will bring the total cash spending for the expansion projects to approximately $5.2 billion. In addition, the remaining start-up costs and other expenditures to complete the projects that do not meet the requirements for capitalization are estimated to be in the range of $50 million and $75 million.
We retained engineering and procurement services from an affiliate of ThyssenKrupp Industrial Solutions (ThyssenKrupp) for both capacity expansion projects. Under the terms of the engineering and procurement services contract, we granted ThyssenKrupp a security interest in a restricted cash account and maintain a cash balance in that account equal to the cancellation fees for procurement services and equipment that would arise if we were to cancel the projects. The amount in the account changes over time based on procurement costs. As of September 30, 2016, there was $7 million held in this account. This restricted cash is excluded from our cash and cash equivalents and reported separately on our consolidated balance sheets and statements of cash flows.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and to comply with various environmental, health and safety requirements. Capital expenditures totaled $1.82 billion in the first nine months of 2016 compared to $1.79 billion in the first nine months of 2015. The increase in capital expenditures is primarily the result of the increase in cash spent on the capacity expansion projects in the first nine months of 2016 compared to the prior year comparable period.
Projected Capital Spending
We expect capital expenditures in 2016 to be approximately $2.3 billion, including approximately $1.8 billion for the capacity expansion projects and $450 million to $475 million of sustaining and other capital expenditures. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Realization of Current Year Tax Assets Resulting From Bonus Depreciation
The passage of the Protecting Americans from Tax Hikes (PATH) Act of 2015 permits bonus depreciation on certain eligible capital additions in the year the assets are placed in service. Under the provisions of the act, eligible capital additions will be subject to 50% bonus depreciation in the year the asset is placed in service. A significant portion of the capital assets that are being constructed as part of the Donaldsonville, Louisiana and Port Neal, Iowa expansion projects are expected to qualify for 50% bonus depreciation. Given the size of the bonus depreciation tax deduction, we expect to generate a substantial federal tax loss in 2016. We intend to file a claim to carry back the current year federal tax loss to prior income tax years and receive a refund of federal taxes paid in those prior years. As of September 30, 2016, we have prepaid income taxes in the amount of $830 million. This includes approximately $760 million from the carry back of certain U.S. tax losses from the current year to prior tax periods. The amount of the tax loss carryback could be impacted by the timing of the completion of certain capital projects before the end of 2016, including the completion of the Port Neal capacity expansion project. To the extent these projects are not completed prior to the end of 2016 our prepaid income tax amount could be reduced.
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
The Revolving Credit Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants:

•	a requirement that the interest coverage ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter not be less than 2.75 to 1.00 and

•	a requirement that the total leverage ratio (as defined in the Revolving Credit Agreement) as of the last day of any fiscal quarter not be greater than:

▪	5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017;

▪	5.00 to 1.00 for the quarter ending June 30, 2017;

▪	4.75 to 1.00 for the quarter ending September 30, 2017;

▪	4.00 to 1.00 for the quarter ending December 31, 2017; and

▪	3.75 to 1.00 for the quarters ending after December 31, 2017.
Immediately prior to the July 2016 Credit Agreement Amendment, the Revolving Credit Agreement had required that the total leverage ratio as of the last day of any fiscal quarter not be greater than 3.75 to 1.00 for all periods. As of September 30, 2016, we were in compliance with all covenants under the Revolving Credit Agreement.
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
As of September 30, 2016, we had excess borrowing capacity under the Revolving Credit Agreement of $1,495 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2016 or December 31, 2015. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million. The weighted-average annual interest rate of borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2016 was 1.85%. Maximum borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2015, were $367 million with a weighted-average annual interest rate of 1.47%.
On October 31, 2016, CF Holdings and CF Industries entered into Amendment No. 3 to the Third Amended and Restated Revolving Credit Agreement, dated as of October 31, 2016 (the Revolver Amendment), with the administrative agent and certain of the lenders and issuing banks under the Revolving Credit Agreement in connection with proposed modifications (the Proposed Modifications) to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended after giving effect to the Proposed Modifications, is referred to herein as the Amended Revolving Credit Agreement.
Under the terms of the Revolver Amendment, the effectiveness of the Proposed Modifications and the Amended Revolving Credit Agreement is subject only to the satisfaction of specified conditions set forth in the Revolver Amendment (the Modification Effectiveness Conditions). The Modification Effectiveness Conditions include, but are not limited to, (i) the delivery of specified documents and opinions to the administrative agent, (ii) the payment of accrued and unpaid interest and specified fees and expenses in connection with the Proposed Modifications, (iii) the reduction of the lenders’ commitments under the Revolving Credit Agreement from $1.5 billion to $750 million and (iv) prior to or substantially concurrently with the effectiveness of the Proposed Modifications, the repayment in full of the Private Senior Notes.
The borrowers and guarantors under the Amended Revolving Credit Agreement, which will initially comprise CF Holdings, CF Industries and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, Inc. (CF Enterprises) and CF Industries Sales, LLC (CF Sales), are referred to together herein as the Loan Parties. Upon the effectiveness of the Proposed Modifications, CF Enterprises and CF Sales would guarantee the obligations of the Loan Parties under the Amended Revolving Credit Agreement. CF Holdings and CF Industries guarantee the obligations of the Loan Parties under the Revolving Credit Agreement and would continue to guarantee the obligations of the Loan Parties under the Amended Revolving Credit Agreement. Subject to specified exceptions, the Amended Revolving Credit Agreement would require that each direct or indirect domestic subsidiary of CF Holdings that guarantees debt for borrowed money of any Loan Party in excess of $150 million become a guarantor under the Amended Revolving Credit Agreement. Subject to specified exceptions, the Amended Revolving Credit Agreement would require a grant of a first priority security interest in substantially all of the assets of the Loan Parties, including a pledge by CF Sales of its equity interests in CF Industries Nitrogen, LLC and mortgages over certain material fee-owned domestic real properties, to secure the obligations of the Loan Parties thereunder.
In addition to the obligations under the Amended Revolving Credit Agreement, the Loan Parties would also guarantee the obligations under any (i) letter of credit facilities, letter of credit reimbursement agreements, letters of credit, letters of guaranty, surety bonds or similar arrangements in an aggregate amount up to $300 million and (ii) interest rate or other hedging arrangements, in each case between CF Holdings or any of its subsidiaries, on the one hand, and any person that is a lender or the administrative agent under the Amended Revolving Credit Agreement or an affiliate of such person, on the other hand, that are designated by CF Industries as Secured Bilateral LC Facilities or Secured Swap Agreements (each as defined in the Amended Revolving Credit Agreement), as applicable, pursuant to the terms of the Amended Revolving Credit Agreement (such additional obligations, the Additional Guaranteed Obligations). Obligations under Secured Bilateral LC Facilities in an aggregate amount up to $300 million and obligations under Secured Swap Agreements would be secured by the same security interest that secures the obligations under the Amended Revolving Credit Agreement. As compared to the Revolving Credit Agreement, the Amended Revolving Credit Agreement would include modified fees on undrawn commitments and an increased margin applicable to borrowings.
In addition to the negative covenants contained in the Revolving Credit Agreement, the Amended Revolving Credit Agreement would limit the ability of CF Holdings and its subsidiaries to incur debt, grant liens, pay dividends, voluntarily prepay certain debt, make investments and dispose of assets, in each case, subject to specified exceptions (such limitations, the Additional Negative Covenants). The Proposed Modifications would replace the financial covenants applicable to CF Holdings and its subsidiaries in the Revolving Credit Agreement with covenants (the New Financial Covenants) that (i) would restrict the ratio of total secured debt to EBITDA (as defined in the Amended Revolving Credit Agreement) for the period of four consecutive fiscal quarters most recently ended to a maximum of 3.75:1.00, (ii) would require the ratio of EBITDA for the period of four consecutive fiscal quarters most recently ended to consolidated interest expense for the period of four consecutive fiscal quarters most recently ended to be a minimum of 1.20:1.00 for the fiscal quarters ending on or prior to December 31, 2018, and 1.50:1.00 thereafter, and (iii) would require the ratio of total debt to total capitalization as of the last day of any fiscal quarter to be less than or equal to 0.60:1.00.
Under the Amended Revolving Credit Agreement, if on any date certain conditions were met, including (i) an absence of an event of default under the Amended Revolving Credit Agreement, (ii) the receipt of an investment grade corporate rating for CF Holdings from two of three selected ratings agencies and (iii) the ratio of CF Holdings’ total net debt to EBITDA for the period of four consecutive fiscal quarters most recently ended being less than 3.75:1.00, CF Industries would be able to, at its option, choose to (w) suspend the Additional Negative Covenants, (x) replace the New Financial Covenants with covenants requiring the ratio of total net debt to EBITDA for the period of four fiscal consecutive quarters most recently ended to be less than or equal to 3.75:1.00 and the ratio of EBITDA for the period of four consecutive fiscal quarters most recently ended to consolidated interest expense for the period of four consecutive fiscal quarters most recently ended to be not less than 2.75:1.00, (y) release the collateral securing the obligations under the Amended Revolving Credit Agreement and (z) release the guarantees supporting, and the collateral securing, the Secured Bilateral LC Facilities and the Secured Swap Agreements. Such a choice by CF Industries would commence a “Covenant Suspension Period” that would expire upon the Company’s no longer having an investment grade corporate rating from two of three selected rating agencies. Upon the expiration of a Covenant Suspension Period, the Additional Negative Covenants and the New Financial Covenants would be reinstated and the Loan Parties party to the Amended Revolving Credit Agreement would be required to guarantee the Additional Guaranteed Obligations and grant a first priority security interest in substantially all of each Loan Party’s assets, including a pledge by CF Sales of its equity interests in CF Industries Nitrogen, LLC and mortgages over certain material fee-owned domestic real properties, subject to certain exceptions, to secure the obligations under the Amended Revolving Credit Agreement, the Secured Bilateral LC Facilities and the Secured Swap Agreements.

Public Senior Notes and Private Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 consisted of the following unsecured senior notes:

	Effective Interest Rate	September 30, 2016		December 31, 2015
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)(2)
		(in millions)
Public Senior Notes:
6.875% due 2018	7.344%	$800	$794	$800	$792
7.125% due 2020	7.529%	800	790	800	788
3.450% due 2023	3.562%	750	745	750	745
5.150% due 2034	5.279%	750	739	750	739
4.950% due 2043	5.031%	750	741	750	741
5.375% due 2044	5.465%	750	740	750	740
Private Senior Notes:
4.490% due 2022	4.664%	250	248	250	248
4.930% due 2025	5.061%	500	495	500	496
5.030% due 2027	5.145%	250	248	250	248
Total long-term debt		$5,600	$5,540	$5,600	$5,537
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $7 million as of both September 30, 2016 and December 31, 2015, and total deferred debt issuance costs were $52 million and $56 million as of September 30, 2016 and December 31, 2015, respectively.

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

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings. Interest on the Public Senior Notes is paid semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices. The indentures governing the Public Senior Notes contain customary events of default (including cross-default triggered by acceleration of, or a principal payment default that is not cured within an applicable grace period under, other debt having a principal amount of $150 million or more) and covenants that limit, among other things, the ability of CF Holdings and its subsidiaries, including CF Industries, to incur liens on certain properties to secure debt.
If a Change of Control occurs together with a Ratings Downgrade (as both terms are defined under the indentures governing the Public Senior Notes), CF Industries would be required to offer to repurchase each series of Public Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In addition, in the event that a subsidiary of CF Holdings, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due in 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due in 2018 and 2020 or the subsidiaries of ours, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due in 2018 and 2020.
Private Senior Notes
The senior notes due 2022, 2025 and 2027 (the Private Senior Notes), issued by CF Industries on September 24, 2015, are governed by the terms of a note purchase agreement (as amended, including by an amendment effective September 7, 2016 that we refer to as the September 2016 NPA Amendment, the Note Purchase Agreement). Interest on the Private Senior Notes is payable semiannually on April 15 and October 15. The Private Senior Notes are guaranteed by CF Holdings. All obligations under the Note Purchase Agreement are unsecured.
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
The Note Purchase Agreement contains customary representations and warranties and covenants for a financing of this type, including two financial maintenance covenants:

•	a requirement that the interest coverage ratio (as defined in the Note Purchase Agreement) as of the last day of any fiscal quarter not be less than 2.75 to 1.00 and

•	a requirement that the total leverage ratio (as defined in the Note Purchase Agreement) as of the last day of any fiscal quarter not be greater than:

▪	5.25 to 1.00 for the quarters ending September 30, 2016, December 31, 2016 and March 31, 2017;

▪	5.00 to 1.00 for the quarter ending June 30, 2017;

▪	4.75 to 1.00 for the quarter ending September 30, 2017;

▪	4.00 to 1.00 for the quarter ending December 31, 2017; and

▪	3.75 to 1.00 for the quarters ending after December 31, 2017.
Immediately prior to the September 2016 NPA Amendment, the Note Purchase Agreement had required that the total leverage ratio as of the last day of any fiscal quarter not be greater than 3.75 to 1.00 for all periods. As of September 30, 2016, we were in compliance with all covenants under the Note Purchase Agreement.
The Note Purchase Agreement provides for a fee (the Elevated Leverage Ratio Fee) to be paid by CF Industries to the holders of the Private Senior Notes with respect to each quarter ending on or prior to December 31, 2017 for which the total leverage ratio is greater than 3.75 to 1.00 as follows: if the total leverage ratio for the applicable quarter is greater than 3.75 to 1.00 but less than or equal to 4.50 to 1.00, the Elevated Leverage Ratio Fee for that quarter will be 0.125% of the aggregate outstanding principal amount of the Private Senior Notes; and if the total leverage ratio for the applicable quarter is greater than 4.50 to 1.00, the Elevated Leverage Ratio Fee will be 0.25% of the aggregate outstanding principal amount of the Private Senior Notes. For the quarter ended September 30, 2016, we did not incur this fee as our total leverage ratio was less than 3:75 to 1.00.
The Note Purchase Agreement requires that CF Industries, beginning December 31, 2016, obtain and maintain a credit rating with respect to the Private Senior Notes. If the rating so requested and obtained by CF Industries is not investment grade as of any interest payment date with respect to the Private Senior Notes prior to the later of April 15, 2018 or the first interest payment date thereafter on which the rating requested and obtained by CF Industries is investment grade, CF Industries will be required to pay holders of the Private Senior Notes a fee of 0.75% of the aggregate outstanding principal amount of the Private Senior Notes.
The Note Purchase Agreement includes a most favored lender provision under which the financial covenants in the Note Purchase Agreement would generally incorporate automatically any changes to the analogous financial covenants in the Revolving Credit Agreement (or any amendment or replacement of that agreement) made until the first date after March 31, 2018 on which the requisite credit rating with respect to the Private Senior Notes is investment grade and CF Industries is in compliance with the financial covenants in the Note Purchase Agreement, if those changes as so incorporated would be beneficial to the holders of the Private Senior Notes.

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
We intend to prepay in full the Private Senior Notes during the fourth quarter of 2016.
Bridge Credit Agreement
On September 18, 2015, in connection with our proposed combination with certain businesses of OCI, CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders’ commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement. See Note 3—Acquisitions and Note 11—Interest Expense to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of September 30, 2016 and December 31, 2015, we had $86 million and $162 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are generally a significant source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers' outlook on future market fundamentals. During periods of declining prices, such as the current environment, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under our Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
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
As of September 30, 2016 and December 31, 2015, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $43 million and $211 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 247.2 million MMBtus and 431.5 million MMBtus, respectively. At both September 30, 2016 and December 31, 2015, we had no cash collateral on deposit with counterparties for derivative contracts.
As of September 30, 2016 and December 31, 2015, the notional amount of our open foreign currency derivatives was €50 million and €89 million, respectively. None of these open foreign currency derivatives were designated as hedging instruments for accounting purposes.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative and its value of $8 million was included in other liabilities on our consolidated balance sheet. See Note 14—Noncontrolling Interests to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for additional information.
During the three months ended September 30, 2016, we recorded an adjustment to increase the value of the embedded derivative liability by $22 million to $30 million to reflect our credit evaluation. The inputs into the fair value measurement include the probability of future upgrades and downgrades of the Company’s credit rating based on historical credit rate movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. The $22 million charge to reflect the change in fair value is included in other operating—net in our consolidated statements of operations for the three and nine months ended September 30, 2016.
Magellan Ammonia Pipeline Outage
We utilize an ammonia pipeline owned and operated by Magellan Midstream Partners L.P. (Magellan) to transport ammonia from our Verdigris, Oklahoma, production complex to certain of our distribution facilities and customers. In October 2016, an ammonia release from the Magellan pipeline was discovered that resulted in the complete shutdown of the pipeline until such repairs can be made as are required by regulators. We have alternative barge, rail and truck shipping options available to us to ship ammonia, but each option will result in increased shipping costs as compared to utilization of the Magellan pipeline. We cannot estimate at this time the duration of the pipeline shutdown or its potential financial impact on us.
Defined Benefit Pension Plans
We contributed $17 million to our pension plans during the nine months ended September 30, 2016. We expect to contribute approximately $6 million to our pension plans over the remainder of 2016.
Distribution on Noncontrolling Interest in CFN
In the third quarter of 2016, the CFN Board of Managers approved semi-annual distribution payments in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN. In August 2016, CFN distributed a total of $79 million to CHS for the distribution period ended June 30, 2016.

Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2016 was $591 million as compared to $1.07 billion in the first nine months of 2015. The $483 million decrease resulted from lower net earnings during the first nine months of 2016 and working capital changes. The working capital changes include lower amounts paid for income taxes and higher tax refunds received in the first nine months of 2016 compared to the same period of 2015. Additionally there was a greater reduction in accounts receivable levels and lower amounts spent on inventory during the first nine months of 2016 as compared to the first nine months of 2015. Unfavorable changes in working capital also occurred including a lower level of customer advances in 2016 due to customers’ hesitancy to enter into prepaid contracts in the current fertilizer price environment.
Investing Activities
Net cash used in investing activities was $1.79 billion in the first nine months of 2016 as compared to $2.30 billion in the first nine months of 2015. The $508 million decrease is primarily due to the 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for a net cash payment of $554 million, which was net of cash acquired of $19 million. This decrease was partly offset by the increase in capital expenditures primarily related to the capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa. During the first nine months of 2016, capital expenditures totaled $1.82 billion compared to $1.79 billion in the first nine months of 2015.
Financing Activities
Net cash provided by financing activities was $2.47 billion in the first nine months of 2016 compared to $179 million in the same period of 2015. In the first nine months of 2016, CHS purchased a minority equity interest in CFN for $2.8 billion. No share repurchases were made during the first nine months of 2016 compared to 8.9 million shares repurchased for $556 million in cash during the first nine months of 2015. Dividends paid on common stock were $209 million and $212 million in the first nine months of 2016 and 2015, respectively. In the first nine months of 2015, we issued the Private Senior Notes and received proceeds of approximately $1.0 billion.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2016:

	Remainder of 2016	2017	2018	2019	2020	After 2020	Total
	(in millions)
Debt
Long-term debt(1)	$—	$—	$800	$—	$800	$4,000	$5,600
Interest payments on long-term debt(1)	112	305	277	250	221	2,603	3,768
Other Obligations
Operating leases	21	94	77	62	49	127	430
Equipment purchases and plant improvements	93	64	6	5	—	—	168
Capacity expansion projects(2)	348	—	—	—	—	—	348
Transportation(3)	16	11	8	7	3	—	45
Purchase obligations(4)(5)	271	537	274	217	218	242	1,759
Contributions to pension plans(6)	6	—	—	—	—	—	6
Net operating loss settlement(7)	11	11	—	—	—	—	22
Total(8)(9)	$878	$1,022	$1,442	$541	$1,291	$6,972	$12,146
_______________________________________________________________________________

(1)	Based on debt balances, before discounts and offering expenses, and on interest rates as of September 30, 2016.

(2)
Represents contractual obligations related to the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects. Contractual commitments do not include any amounts related to our foreign currency derivatives. For further information, see our previous discussion under Capacity Expansion Projects and Restricted Cash in the Liquidity and Capital Resources section.

(3)
Includes anticipated expenditures under certain contracts to transport finished products to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts are based on projected normal operating rates and contracted or current spot prices, where applicable, as of September 30, 2016, and actual operating rates and prices may differ.

(4)
Includes minimum commitments to purchase natural gas based on prevailing market-based forward prices at September 30, 2016. Purchase obligations do not include any amounts related to our natural gas derivatives.

(5)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in 2018. The annual commitment based on market prices at September 30, 2016 is $54 million with a total remaining commitment of $109 million.

(6)
Represents the contributions we expect to make to our pension plans during the remainder of 2016. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(7)	Represents the amounts we expect to pay to our pre-IPO owners in conjunction with the amended Net Operating Loss Agreement and the 2013 settlement with the Internal Revenue Service.

(8)	Excludes $165 million of unrecognized tax benefits due to the uncertainty in the timing of potential tax payments.

(9)	Excludes $11 million of environmental remediation liabilities.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of fertilizer. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments currently have terms ranging from two to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements included in our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Our products are global commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating the current global oversupply of nitrogen fertilizer and leading to lower nitrogen fertilizer selling prices. In addition, lower global production costs, driven by lower feedstock costs and foreign exchange rates, and reduced ocean freight costs have further contributed to the lower priced environment. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
We review the carrying value of our goodwill, definite lived intangible assets, and investments in affiliates to assess recoverability as part of our annual impairment review in the fourth quarter of each year. As part of the assessment process when performing impairment tests, we estimate many factors including future sales volume, selling prices, raw materials costs, operating rates, operating expenses, inflation, discount rates, exchange rates, tax rates and capital spending. The assumptions we make are material estimates that are used in the impairment testing. The current oversupply in the nitrogen fertilizer markets has led to a decline in selling prices, gross margin and profitability. These factors, as well as others, may have contributed to a potential decline in value for our reporting units that could result in an impairment charge.
Point Lisas Nitrogen Limited (PLNL) is our joint venture investment in the Republic of Trinidad and Tobago and operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture is accounted for under the equity method. The financial results are included in the information in Note 8—Equity Method Investments to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report. The joint venture has experienced curtailments in the supply of natural gas from NGC, which has reduced the ammonia production at PLNL. NGC has communicated to PLNL that it does not recognize the joint venture’s exercise of its option to renew the NGC Contract for an additional five-year term beyond its current termination date in September 2018, and that any NGC commitment to supply gas beyond 2018 will need to be based on new agreements regarding volume and price. PLNL has initiated arbitration proceedings against NGC and asserted claims in connection with NGC’s failure to supply the contracted quantities of natural gas, and its refusal to recognize the joint venture’s exercise of its option to extend the NGC Contract. PLNL is seeking declaratory and injunctive relief, as well as damages for past and ongoing curtailments. Although the joint venture believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. The future availability of natural gas and the price of such gas are unclear at the present time and represent significant assumptions in the operations of the joint venture, including the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. The current carrying value of the equity method investment in PLNL at September 30, 2016 is approximately $287 million.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," or "would" and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management's beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from those in the forward-looking statements are disclosed under "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q. Such factors include, among others:

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. and European agricultural industry;

•	the volatility of natural gas prices in North America and Europe;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	our ability to manage our indebtedness;

•	risks associated with our incurrence of additional indebtedness;

•	our ability to complete an issuance of new long-term debt on terms acceptable to us or at all;

•	our ability to maintain compliance with covenants under the agreements governing our indebtedness;

•	downgrades of our credit ratings;

•	risks associated with cyber security;

•	weather conditions;

•	our ability to complete our production capacity expansion projects on schedule as planned, on budget or at all;

•	risks associated with our ability to utilize our tax net operating losses and other tax assets, including the risk that the use of such tax benefits is limited by an "ownership change;"

•	risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

•	our reliance on a limited number of key facilities;

•
risks associated with the operation or management of the CHS strategic venture, risks and uncertainties relating to the market prices of the fertilizer products that are the subject of our supply agreement with CHS over the life of the supply agreement, and the risk that any challenges related to the CHS strategic venture will harm our other business relationships;

•	risks associated with our PLNL joint venture;

•	acts of terrorism and regulations to combat terrorism;

•	risks associated with international operations; and

•	deterioration of global market and economic conditions.

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of September 30, 2016, we have natural gas derivative contracts covering periods through the end of 2018.
As of September 30, 2016 and December 31, 2015, we had open natural gas derivative contracts for 247.2 million MMBtus and 431.5 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2016 would result in a favorable change in the fair value of these derivative positions of approximately $222 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by approximately $222 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of September 30, 2016, we had nine series of senior notes totaling $5.54 billion outstanding with maturity dates of May 1, 2018, May 1, 2020, October 15, 2022, June 1, 2023, October 15, 2025, October 15, 2027, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. The fair value of our senior notes outstanding as of September 30, 2016 was approximately $5.81 billion.
Borrowings under the Revolving Credit Agreement bear a current market rate of interest and we are subject to interest rate risk on such borrowings. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million. There were no borrowings under the Revolving Credit Agreement during the nine months ended September 30, 2015 and no outstanding balances as of September 30, 2016 or December 31, 2015.
Foreign Currency Exchange Rates
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. Outside of the transactions described below, we do not maintain any exchange rate derivatives or hedges related to these currencies.
Since the fourth quarter of 2012, we have entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. As of September 30, 2016 and December 31, 2015, the notional amount of our open foreign currency forward contracts was €50 million and €89 million, respectively. The fair value was a net unrealized loss of $1 million as of September 30, 2016 and a net unrealized loss of less than $1 million as of December 31, 2015. As of September 30, 2016, a 10% change in U.S. dollar/euro forward exchange rates would change the fair value of these positions by $6 million.

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
        (b)    Changes in Internal Control Over Financial Reporting.  During the quarter ended September 30, 2016, we implemented changes to the Company's internal control over financial reporting related to the implementation of a new consolidations platform. There have been no other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is set for trial beginning on January 9, 2017. While we believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits, including in any appeals that may follow, we have concluded based on continuing developments in the case that some loss is probable for a subset of the outstanding claims. We have made an accrual for this subset of the outstanding claims, which is not material to the Consolidated Financial Statements. Beyond the amounts accrued, the Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Yazoo City Clean Air Act
On February 10, 2016, CF Industries Nitrogen, LLC (CFN), a subsidiary of CF Holdings, was orally informed by representatives of the Mississippi Department of Environmental Quality (MDEQ) of MDEQ’s intent to impose a civil penalty of an amount exceeding $100,000 for alleged violations of certain fuel firing rate limits in the Company’s Clean Air Act Title V Permit for the Yazoo City, Mississippi facility. Representatives of the Company attended an administrative conference with MDEQ in early July 2016 to discuss MDEQ’s findings and calculation of the proposed penalty. On September 23, 2016, the Company agreed to a settlement that will require it to pay $95,625 to resolve the alleged violations. The Company expects to promptly finalize the terms of an Agreed Order with MDEQ that will fully and finally resolve the alleged permit limit exceedances at issue in this matter.

ITEM 1A.    RISK FACTORS.
        In addition to the other information contained herein and in our most recent periodic reports filed with the SEC, including our Annual Report on Form 10-K filed on February 25, 2016, you should carefully consider the factors discussed below before deciding to invest in any of our securities. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply and affect the supply demand balance. In recent years, fertilizer producers, including us, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. In the current environment, global nitrogen fertilizer supply has increased faster than global nitrogen fertilizer demand, creating a global nitrogen fertilizer oversupply leading to lower nitrogen fertilizer selling prices. Lower global production costs driven by lower feedstock costs and foreign exchange rate changes, and reduced ocean freight costs, have further contributed to the lower priced environment.
Selling prices reached multi-year lows in the third quarter and first nine months of 2016. The average selling price for our products in the third quarter of 2016 was $185 per ton compared to $289 per ton for the third quarter of 2015, a decrease of 36%. The average selling price for our products in the first nine months of 2016 was $230 per ton compared to $328 per ton for the first nine months of 2015, a decline of 30%.
Additional production capacity is expected to come on line over the next twelve months, including capacity from our expansion projects which is expected to come fully on line by the end of 2016. We cannot predict the extent to which the current oversupply environment, global or local economic and financial conditions or changes in such conditions, or other factors may cause delays, cancellation or acceleration of other announced and/or ongoing projects.
We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
During periods of industry oversupply, our financial condition, results of operations and cash flows tend to be affected negatively as the price at which we sell our products typically declines, resulting in possible reduced profit margins, write-downs in the value of our inventory and temporary or permanent curtailments of production. Our financial performance, credit ratings and the trading price for our common stock have been negatively impacted by the lower selling prices resulting from the current global oversupply of nitrogen fertilizer. The period of time that these conditions will persist and the degree to which they will impact our business, financial condition, results of operations and cash flows is uncertain.
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
We compete with many producers, including state-owned and government-subsidized entities. Consolidation in the industry has increased, and future consolidation is expected to further increase, the resources of several of our competitors. For example, in September 2016, our competitors Agrium Inc. and Potash Corporation of Saskatchewan Inc. announced plans to merge. Some of our competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. Our competitive position could suffer to the extent we are not able to expand our own resources, either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

China, the world’s largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high cost plants. As a result, the domestic nitrogen industry in China is operating at low rates. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers’ underlying costs such as the price of Chinese coal encourage increased production capacity utilization, the resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our competitors in Russia and Ukraine have significant nitrogen fertilizer export capacity and continue to benefit from non-market pricing of natural gas, which allows them to increase exports at aggressive prices, depending on market conditions.  U.S. antidumping measures on solid urea from Russia and Ukraine are due to be reviewed by government agencies in the coming year and any revocation of such measures could lead to significant increases in imports from these countries. The August 2016 revocation of U.S. antidumping measures on fertilizer grade ammonium nitrate from Russia could also lead to increased Russian imports.
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
Governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Ethanol production in the United States contributes significantly to corn demand, due in part to federal legislation mandating use of renewable fuels. An increase in ethanol production has led to an increase in the amount of corn grown in the United States and to increased fertilizer usage on both corn and other crops that have also benefited from improved farm economics. While the current Renewable Fuel Standard (RFS) encourages continued high levels of corn-based ethanol production, a continuing “food versus fuel” debate and other factors have resulted in calls to eliminate or reduce the renewable fuel mandate, or to eliminate or reduce corn-based ethanol as part of the renewable fuel mandate. This could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand.
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
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, urea ammonium nitrate solution (UAN), ammonium nitrate (AN) and other nitrogen products.
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During the first nine months of 2016, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.14 per MMBtu on September 23, 2016. During the three year period ended September 30, 2016, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $7.94 per MMBtu on March 5, 2014.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During the first nine months of 2016, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016 and a high of $5.20 per MMBtu on June 6 and June 20, 2016.

During the three year period ended September 30, 2016, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016 and a high of $11.90 per MMBtu on December 3, 2013.
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
Our operations and those of our joint venture are dependent upon raw materials provided by third parties, and any delay or interruption in the delivery of raw materials may adversely affect our business.
We and our joint venture use natural gas and other raw materials in the manufacture of fertilizers. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facilities and those of our joint venture by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. Our joint venture, Point Lisas Nitrogen Limited (PLNL), has experienced numerous natural gas curtailments as discussed in the risk factor below titled “We are exposed to risks associated with our joint venture.” In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If shipping of our products is delayed or we are unable to obtain raw materials as a result of these transportation companies’ failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the United States and Canada, the railroad industry continues various efforts to limit the railroads’ potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads have implemented tariffs that include provisions that purport to shift liability to shippers to the extent that liabilities arise from third parties with insufficient resources. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads, for which our insurance may be insufficient or unavailable. New regulations also could be implemented affecting the equipment used to ship our raw materials or finished products. Increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Holdings, (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next group of cases is set for trial beginning on January 9, 2017. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

Our substantial indebtedness could adversely affect our cash flow, prevent us from fulfilling our obligations and impair our ability to pursue or achieve other business objectives.
As of September 30, 2016, we had approximately $5.6 billion of total funded indebtedness, consisting primarily of senior notes with varying maturity dates between 2018 and 2044, or approximately 45% of our total capitalization. Our substantial debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
Our substantial indebtedness could, through the operation of the financial and other restrictive covenants to which we are subject under the agreements and instruments governing that indebtedness and otherwise, have important consequences. For example, it could:

•
make it more difficult for us to pay or refinance our debts as they become due during adverse economic and industry conditions because any related decrease in revenues could cause us not to have sufficient cash flows from operations to make our scheduled debt payments;

•	cause us to be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	cause us to use a portion of our cash flow from operations for debt service, reducing the availability of cash to fund working capital and capital expenditures, and other business activities;

•	cause us to be more vulnerable to general adverse economic and industry conditions;

•
expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior unsecured revolving credit agreement (as amended, the Revolving Credit Agreement), could be at variable rates of interest;

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
We may incur additional indebtedness in the future.
The terms of our existing indebtedness allow us to incur significant additional debt. Although the terms of our Revolving Credit Agreement restrict our ability to incur additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we incur additional indebtedness, the risks that we face as a result of our leverage could intensify. If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our outstanding debt securities, the lenders under our Revolving Credit Agreement and our suppliers, may be materially and adversely affected.
A breach of the covenants under the any of the agreements governing our indebtedness could result in an event of default under such agreements.
Our ability to comply with the covenants in the agreements and instruments governing our indebtedness will depend upon our future performance and various other factors, such as market prices for our fertilizer products, natural gas prices and other business, competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt agreements or would need to refinance our indebtedness. There can be no assurance that we can obtain future amendments or waivers of our debt agreements and instruments, or refinance our debt, and, even if we were able to do so, such relief might only last for a limited period, potentially necessitating additional amendments, waivers or refinancings. Any noncompliance by us with the covenants under our debt agreements and instruments could result in an event of default under those debt agreements and instruments. An event of default under an agreement or instrument governing any of our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our lenders or holders of our debt securities accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our indebtedness, which could materially and adversely impair our business operations. An event of default under our Revolving Credit Agreement would permit the lenders thereunder to terminate all commitments to extend further credit under our Revolving Credit Agreement. Furthermore, following effectiveness of the contemplated amendment of our Revolving Credit Agreement to provide for liens on specified collateral to secure our obligations thereunder, and in the event that we incur other secured indebtedness, if we were unable to repay amounts due and payable under our Revolving Credit Agreement or such other indebtedness, our Revolving Credit Agreement lenders or holders of such other indebtedness, as applicable, could proceed against the collateral granted to them, which could have a material adverse effect on our business, financial condition and results of operations. In the event our creditors accelerate the repayment of our indebtedness, we cannot assure that we would have sufficient assets to make such repayment.
Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.
In October 2016, in response to current fertilizer market conditions, each of the three credit rating agencies reviewed our corporate credit rating as follows. S&P Global Ratings reduced its corporate credit rating to BB+ from BBB- and indicated the outlook was negative. Moody’s Investors Service, Inc. reduced its corporate credit rating to Baa3 from Baa2 and indicated the rating was under further review. Fitch Ratings, Inc. reduced its corporate credit rating to BB+ from BBB and indicated the outlook was stable. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be downgraded or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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

We may not be able to complete our capacity expansion project in Port Neal, Iowa, on schedule as planned, on budget or at all due to a number of factors, many of which are beyond our control.
On November 1, 2012, we announced that we would construct new ammonia, urea, and UAN plants at our complex in Donaldsonville, Louisiana, and new ammonia and urea plants at our complex in Port Neal, Iowa. In Donaldsonville, the new granular urea plant came on line in the fourth quarter of 2015, the new UAN plant came on line in the first quarter of 2016, and the new ammonia plant recently was placed in service in October 2016. The Port Neal portion of these multi-billion dollar projects is scheduled to come on line in late 2016.
The final completion and start-up of the new plants at Port Neal are subject to a number of risks, any of which could prevent us from completing the project on schedule as planned and on cost forecast, include performance of third parties, inability to comply with permit terms and conditions, adverse weather, defects in materials and workmanship, labor and raw material shortages, transportation constraints, engineering and construction change orders, errors in the design, construction or start-up, and other unforeseen difficulties.
The Port Neal capacity expansion project is dependent on the availability and performance of the engineering firms, construction firms, equipment suppliers, transportation providers and other vendors necessary to finish commissioning and starting-up the new units on a timely basis. If any of the third parties fails to perform as we expect, our ability to meet our expansion goals would be affected.
Our ability to use our tax net operating losses and certain other tax assets to offset taxable income could be negatively impacted if there is a change in our ownership.
We estimate that we will generate a federal tax net operating loss in excess of $2 billion in 2016, arising primarily from accelerated federal tax depreciation and federal bonus depreciation on our capital projects. In addition, we will generate significant state income tax loss carryforwards and credit carryforwards as a result the state tax depreciation and loss carryforwards, as well as foreign tax credit carryforwards.  Further, we project that we will generate additional federal tax loss carryforwards in 2017 primarily arising from accelerated federal tax depreciation on our capital projects. Our ability to use our tax net operating losses, tax credits and certain other tax assets (the Tax Benefits) to offset taxable income could be substantially limited if we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if the Company’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in the Company by more than 50 percentage points during the relevant testing period. Additionally, various states have similar limitations on the use of state net operating losses following an ownership change.
If an ownership change occurs, our ability to use our Tax Benefits to reduce taxable income is generally limited to an annual amount equal to (1) the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (2) built-in gains on certain assets held prior to the ownership change that are recognized during the five-year period following the ownership change.
On September 6, 2016, our Board of Directors (the Board) adopted a tax benefits preservation plan (the Plan) designed to preserve our ability to utilize our Tax Benefits. Although the Plan is intended to reduce the likelihood of an ownership change that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan will prevent all transfers that could result in such an ownership change.
In addition, we intend to file a claim to carry back current year federal tax losses to prior income tax years and receive a refund of federal taxes paid in those prior years. We currently estimate that the amount of this refund will be approximately $760 million and expect to receive it in the third quarter of 2017. The majority of the refund relates to bonus depreciation on the Donaldsonville expansion project and certain current year operating losses and other expenditures, but a portion of the refund is dependent on certain conditions, including the Port Neal, Iowa expansion project being placed in service for federal income tax purposes prior to December 31, 2016. To the extent the Port Neal project is not placed in service prior to the end of 2016, the amount of the refund in 2017 will be reduced. If we do not receive the refund as expected, our liquidity would be adversely affected.
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
Violations of environmental, health and safety laws can result in substantial penalties, court orders to install pollution-control equipment, civil and criminal sanctions, permit revocations and facility shutdowns. Environmental, health and safety laws change rapidly and have tended to become more stringent over time. As a result, we have not always been and may not always be in compliance with all environmental, health and safety laws and regulations. We may be subject to more stringent enforcement of existing or new environmental, health and safety laws in the future. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. We sell, among other products, diesel exhaust fluid (DEF), which is subject to Environmental Protection Agency (the EPA) emissions standards that may become more stringent in the future. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facilities could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows. On October 1, 2015, the EPA released a final regulation lowering the national ambient air quality standard for ozone. Ozone attainment designations are expected by October 2017, and this action is expected to result in additional areas of the country being classified as being in nonattainment with the ozone standard and subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
Future regulatory restrictions on greenhouse gas emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.
We are subject to greenhouse gas (GHG) regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although our new and modified facilities are likely to be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom are subject to regulatory emissions trading systems, which generally require us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. Our facility in Alberta, Canada is subject to a provincial regulation requiring reductions in the facility’s net emissions intensity, which can be met by facility improvements, the purchase of emissions offsets or performance credits, or contributions to a non-profit climate change fund established by Alberta. In June 2016, Alberta promulgated the Climate Leadership Implementation Act, which will impose a wide-ranging carbon tax. The carbon tax will be set at $20 per ton (Canadian dollars) effective January 1, 2017, rise to $30 per ton (Canadian dollars) effective January 1, 2018 and increase with the rate of inflation thereafter. Facilities such as ours that are subject to the existing specified gas emitters regulation will continue to be subject to this regulation through 2017, after which new product and sector-based performance standards (to be developed) will become effective. Our Courtright, Ontario facility will be subject to Ontario’s GHG cap and trade program beginning in January 2017, which regulation was finalized in May 2016. In addition, in October 2016, Canadian Prime Minister Justin Trudeau announced that his government will introduce a plan to put a price on carbon pollution, which plan would serve as a floor for the GHG emissions reduction requirements of the separate Canadian provinces and territories. The announced plan would impose a $10 per ton (Canadian dollars) charge beginning in 2018, rising to $50 per ton by 2022.
There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement is intended to provide a framework pursuant to which the parties to the agreement will attempt to hold the increase in global average temperatures to below 2 °C above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 °C above pre-industrial levels. The Paris Agreement has been ratified or accepted by the United States and Canada and will go into effect in November 2016. The United Kingdom has indicated its intent to ratify the Paris Agreement by the end of 2016. The Paris Agreement could result in more aggressive efforts to reduce GHG emissions in the jurisdictions in which we operate. More stringent GHG limitations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.
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
Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. Additionally, the International Swaps and Derivative Association master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.
The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies. We monitor the derivative portfolio and credit quality of our counterparties and adjust the level of activity we conduct with individual counterparties as necessary. We also manage the credit risk through the use of multiple counterparties, credit limits, credit monitoring procedures, cash collateral requirements and master netting arrangements. However, our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments or by the trigger of any cross default provisions or credit support requirements.
We are reliant on a limited number of key facilities.
Our nitrogen fertilizer operations are concentrated in nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 35% of our ammonia production capacity as of September 30, 2016, and will represent approximately 40% of our ammonia production capacity after the Donaldsonville and Port Neal capacity expansion projects are fully operational. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane activity and our other complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to adversely affect the shipping and distribution of our products and the supply and price of natural gas in the respective regions. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace and could result in operational disruptions.
We are subject to risk associated with our strategic venture with CHS Inc.
We may not realize the full benefits from our strategic venture with CHS Inc. (CHS) that are expected. The realization of the expected benefits of the CHS strategic venture depends on our ability to successfully operate and manage the strategic venture, and on the market prices of the nitrogen fertilizer products that are the subject of our supply agreement with CHS over the life of the agreement, among other factors. Additionally, any challenges related to the CHS strategic venture could harm our relationships with our customers, employees or suppliers.
We are exposed to risks associated with our joint venture.
We have a 50% ownership interest in PLNL (which owns a facility in the Republic of Trinidad and Tobago). Our joint venture partner shares a measure of control over the operations of our PLNL joint venture. As a result, our investment in our PLNL joint venture involves risks that are different from the risks involved in owning facilities and operations independently. These risks include the possibility that our PLNL joint venture or our partner: have economic or business interests or goals that are or become inconsistent with our economic or business interests or goals; are in a position to take action contrary to (or have veto rights over) our instructions, requests, policies or objectives; subject our PLNL joint venture to liabilities exceeding those contemplated; take actions that reduce our return on investment; or take actions that harm our reputation or restrict our ability to run our business.
In addition, we may become involved in disputes with our PLNL joint venture partner, which could lead to impasses or situations that could harm the joint venture, which could reduce our revenues or increase our costs.
Our PLNL joint venture operates an ammonia plant that relies on natural gas supplied by The National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture has experienced natural gas curtailments due to major maintenance activities being conducted at upstream natural gas facilities and decreased gas exploration and development activity in Trinidad which has reduced the ammonia production at PLNL. These curtailments have continued into 2016 and we are unable to predict when the curtailments will cease to occur. NGC has communicated to PLNL that it does not recognize the joint venture’s exercise of its option to renew its contract for natural gas for an additional five-year term beyond its current termination date in September 2018, and that any NGC commitment to supply gas beyond 2018 will need to be based on new agreements regarding volume and price. PLNL has initiated arbitration proceedings against NGC and asserted claims in connection with NGC’s failure to supply the contracted quantities of natural gas, and its refusal to recognize the joint venture’s exercise of its option to extend the contract. PLNL is seeking declaratory and injunctive relief, as well as damages for past and ongoing curtailments. Although the joint venture believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. The future availability of natural gas and the price of such gas are unclear at the present time.
In the fourth quarter of 2015, we recorded a $62 million impairment of our equity method investment in PLNL as we determined the carrying value of our equity method investment in PLNL exceeded its fair value, primarily due to the ongoing natural gas curtailments and the expectation that these curtailments will continue into the future. In addition, failure to secure a long-term gas supply from NGC on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture which could result in further impairment to the value of the joint venture, and could have a material adverse effect on our results of operations.
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
Our principal reporting currency is the U.S. dollar and our business operations and investments outside the United States increase our risk related to fluctuations in foreign currency exchange rates. The main currencies to which we are exposed, besides the U.S. dollar, are the Canadian dollar, the British pound and the euro. These exposures may change over time as business practices evolve and economic conditions change, including, for example, in response to sudden global economic conditions resulting from measures like the referendum in the United Kingdom in June 2016, which resulted in a vote in favor of exiting the European Union (Brexit). We may selectively reduce some foreign currency exchange rate risk by, among other things, requiring contracted purchases of our products to be settled in, or indexed to, the U.S. dollar or a currency freely convertible into U.S. dollars, or hedging through foreign currency derivatives. These efforts, however, may not be effective and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could affect the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and impact our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers’ reluctance to replenish inventories. Changes in global economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. For example, increased uncertainty in the wake of Brexit has resulted in increased volatility in the global financial markets and the impact of Brexit on the global economy in 2016 and beyond remains uncertain. The overall impact of changes in global economic conditions on us is difficult to predict, and our business could be materially adversely impacted.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended September 30, 2016.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1, 2016 - July 31, 2016	2,686	$25.33	—	$100,000
August 1, 2016 - August 31, 2016	17,242	22.35	—	100,000
September 1, 2016 - September 30, 2016	—	—	—	100,000
Total	19,928	$22.75	—
_______________________________________________________________________________

(1)	Represents shares withheld to pay for employee tax obligations upon the vesting of restricted stock awards.

(2)
Represents the authorized share repurchase program announced on August 6, 2014 that allows management to repurchase common stock for a total expenditure of up to $1.0 billion through December 31, 2016 (the 2014 Program). This program is discussed in Note 15—Stockholders' Equity, in the notes to the consolidated financial statements included in Item 1 of this report.

ITEM 6.    EXHIBITS.
A list of exhibits filed with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 91 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: November 3, 2016	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 3, 2016	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 001-32597)

4.1
Tax Benefits Preservation Plan, dated as of September 6, 2016, between CF Industries Holdings, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 001-32597)

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 001-32597)
4.3
Second Amendment, dated as of September 7, 2016, to the Note Purchase Agreement, dated as of September 24, 2015, among CF Industries Holdings, Inc., CF Industries, Inc. and the noteholders party thereto (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 9, 2016, File No. 001-32597)

10.1
Amendment No. 2 to the Third Amended and Restated Revolving Credit Agreement, dated as of July 29, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the lenders party thereto, the issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2016, File No. 001-32597)

10.2
Amendment to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)

10.3
Amendment to the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)

10.4
Form of Equity Award Amendment Letter Agreement, dated as of July 21, 2016 (incorporated by reference to Exhibit 10.5 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)

10.5
Amendment No. 3 to the Third Amended and Restated Revolving Credit Agreement, dated as of October 31, 2016, by and among CF Industries Holdings, Inc., CF Industries, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent under the Existing Revolving Credit Agreement (as defined therein), the issuing banks under the Existing Revolving Credit Agreement signatory thereto, and the lenders under the Existing Revolving Credit Agreement signatory thereto (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2016, File No. 001-32597)

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
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements