Form 10-Q
period 2017-03-31
CF Industries Holdings, Inc.
filed 2017-05-04
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,184,609 shares of the registrant's common stock, $0.01 par value per share, were outstanding at April 28, 2017.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in millions, except per share amounts)
Net sales	$1,037	$1,004
Cost of sales	931	787
Gross margin	106	217
Selling, general and administrative expenses	46	45
Transaction costs	—	14
Other operating—net	6	61
Total other operating costs and expenses	52	120
Equity in earnings of operating affiliates	3	—
Operating earnings	57	97
Interest expense	80	38
Interest income	(1)	(1)
Other non-operating—net	—	(2)
(Loss) earnings before income taxes	(22)	62
Income tax (benefit) provision	(13)	15
Net (loss) earnings	(9)	47
Less: Net earnings attributable to noncontrolling interests	14	21
Net (loss) earnings attributable to common stockholders	$(23)	$26
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.10)	$0.11
Diluted	$(0.10)	$0.11
Weighted-average common shares outstanding:
Basic	233.1	233.2
Diluted	233.1	233.5
Dividends declared per common share	$0.30	$0.30
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Net (loss) earnings	$(9)	$47
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	20	48
	20	48
Comprehensive income	11	95
Less: Comprehensive income attributable to noncontrolling interests	14	21
Comprehensive (loss) income attributable to common stockholders	$(3)	$74

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,312	$1,164
Restricted cash	4	5
Accounts receivable—net	252	236
Inventories	364	339
Prepaid income taxes	844	841
Other current assets	29	70
Total current assets	2,805	2,655
Property, plant and equipment—net	9,552	9,652
Investments in affiliates	141	139
Goodwill	2,350	2,345
Other assets	337	340
Total assets	$15,185	$15,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$657	$638
Income taxes payable	—	1
Customer advances	184	42
Other current liabilities	12	5
Total current liabilities	853	686
Long-term debt	5,780	5,778
Deferred income taxes	1,616	1,630
Other liabilities	553	545
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2017—233,222,350 shares issued and 2016—233,141,771 shares issued	2	2
Paid-in capital	1,384	1,380
Retained earnings	2,272	2,365
Treasury stock—at cost, 2017—37,741shares and 2016—27,602 shares	(1)	(1)
Accumulated other comprehensive loss	(378)	(398)
Total stockholders' equity	3,279	3,348
Noncontrolling interests	3,104	3,144
Total equity	6,383	6,492
Total liabilities and equity	$15,185	$15,131
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	26	—	26	21	47
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	48	48	—	48
Comprehensive income						74	21	95
Stock-based compensation expense	—	—	3	—	—	3	—	3
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balance as of March 31, 2016	$2	$(153)	$1,381	$3,014	$(202)	$4,042	$3,152	$7,194
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(23)	—	(23)	14	(9)
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	20	20	—	20
Comprehensive (loss) income						(3)	14	11
Stock-based compensation expense	—	—	4	—	—	4	—	4
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Balance as of March 31, 2017	$2	$(1)	$1,384	$2,272	$(378)	$3,279	$3,104	$6,383

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Operating Activities:
Net (loss) earnings	$(9)	$47
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	205	146
Deferred income taxes	(16)	36
Stock-based compensation expense	4	4
Unrealized net loss on natural gas and foreign currency derivatives	53	18
Unrealized loss on embedded derivative	1	—
Loss on disposal of property, plant and equipment	1	3
Undistributed earnings of affiliates—net of taxes	(5)	(4)
Changes in:
Accounts receivable—net	(9)	4
Inventories	(15)	16
Accrued and prepaid income taxes	(5)	(23)
Accounts payable and accrued expenses	5	(6)
Customer advances	142	65
Other—net	4	40
Net cash provided by operating activities	356	346
Investing Activities:
Additions to property, plant and equipment	(94)	(676)
Proceeds from sale of property, plant and equipment	8	2
Withdrawals from restricted cash funds	1	11
Other—net	—	1
Net cash used in investing activities	(85)	(662)
Financing Activities:
Proceeds from short-term borrowings	—	150
Payments of short-term borrowings	—	(150)
Dividends paid on common stock	(70)	(70)
Issuance of noncontrolling interest in CFN	—	2,800
Distributions to noncontrolling interests	(54)	(13)
Net cash (used in) provided by financing activities	(124)	2,717
Effect of exchange rate changes on cash and cash equivalents	1	2
Increase in cash and cash equivalents	148	2,403
Cash and cash equivalents at beginning of period	1,164	286
Cash and cash equivalents at end of period	$1,312	$2,689
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
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2016, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.

2.   New Accounting Standards
Recently Adopted Pronouncement
On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and the adoption of this ASU did not have a material effect on our consolidated financial statements.
Recently Issued Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017. The guidance will be applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance. Early adoption is permitted. We do not expect the provisions of this ASU will have a material effect on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use (ROU) assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. While we are continuing to evaluate the impact of the adoption of this ASU on our consolidated financial statements, we currently believe the most significant change relates to the recognition of new ROU assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including rail car leases and barge tow charters for the distribution of fertilizer.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We continue to analyze the impact of ASU No. 2014-09 on our revenue contracts by comparing the revenue recognition that would have occurred from applying this ASU to revenue contracts that existed in 2015 and 2016. We are also reviewing our accounting policies and disclosures to determine changes needed to comply with this ASU, as well as identifying changes to our business processes, systems, and controls needed to support adoption of this ASU.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended March 31,
	2017	2016
	(in millions, except per share amounts)
Net (loss) earnings attributable to common stockholders	$(23)	$26
Basic earnings per common share:
Weighted-average common shares outstanding	233.1	233.2
Net (loss) earnings attributable to common stockholders	$(0.10)	$0.11
Diluted earnings per common share:
Weighted-average common shares outstanding	233.1	233.2
Dilutive common shares—stock options	—	0.3
Diluted weighted-average shares outstanding	233.1	233.5
Net (loss) earnings attributable to common stockholders	$(0.10)	$0.11
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 6.6 million and 4.2 million for the three months ended March 31, 2017 and 2016, respectively.
4.   Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Finished goods	$308	$279
Raw materials, spare parts and supplies	56	60
Total inventories	$364	$339
5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Land	$69	$69
Machinery and equipment	11,768	11,664
Buildings and improvements	885	878
Construction in progress	265	280
Property, plant and equipment(1)	12,987	12,891
Less: Accumulated depreciation and amortization	3,435	3,239
Property, plant and equipment—net	$9,552	$9,652
_______________________________________________________________________________

(1)
As of March 31, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of approximately$231 million and $225 million, respectively. These amounts included accruals related to our capacity expansion projects of $183 million and $185 million as of March 31, 2017 and December 31, 2016, respectively.

Depreciation and amortization related to property, plant and equipment was $197 million and $140 million for the three months ended March 31, 2017 and 2016, respectively.

Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$206	$220
Additions	59	10
Depreciation	(30)	(22)
Effect of exchange rate changes	1	3
Ending balance	$236	$211
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
6.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2017 and December 31, 2016:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2016	$585	$828	$576	$286	$70	$2,345
Effect of exchange rate changes	1	—	—	4	—	5
Balance as of March 31, 2017	$586	$828	$576	$290	$70	$2,350
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$126	$(25)	$101	$125	$(24)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	29	(2)	27	29	(2)	27
Total intangible assets	$165	$(37)	$128	$164	$(36)	$128
Amortization expense of our identifiable intangible assets for each of the three-month periods ended March 31, 2017 and 2016 was $2 million.

Total estimated amortization expense for the remainder of 2017 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2017	$6
2018	8
2019	8
2020	8
2021	8
2022	8
7.  Equity Method Investments
As of March 31, 2017 and December 31, 2016, we have a 50% ownership interest in Point Lisas Nitrogen Limited (PLNL), which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
As of March 31, 2017, the total carrying value of our equity method investment in PLNL of approximately $141 million was $66 million more than our share of PLNL's book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment and the value of an exclusive natural gas contract. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 16 years and 1 year, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $20 million and $16 million for the three months ended March 31, 2017 and 2016, respectively.
In the fourth quarter of 2016, we determined the carrying value of our investment in PLNL exceeded fair value and recognized an impairment charge of $134 million. See Note 8—Fair Value Measurements for additional information.
8.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$76	$—	$—	$76
Cash equivalents:
U.S. and Canadian government obligations	1,211	—	—	1,211
Other debt securities	25	—	—	25
Total cash and cash equivalents	$1,312	$—	$—	$1,312
Restricted cash	4	—	—	4
Nonqualified employee benefit trusts	18	1	—	19

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$89	$—	$—	$89
Cash equivalents:
U.S. and Canadian government obligations	1,075	—	—	1,075
Total cash and cash equivalents	$1,164	$—	$—	$1,164
Restricted cash	5	—	—	5
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2017 and December 31, 2016 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,236	$1,236	$—	$—
Restricted cash	4	4	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	10	—	10	—
Derivative liabilities	(13)	—	(13)	—
Embedded derivative liability	(27)	—	(27)	—

	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,075	$1,075	$—	$—
Restricted cash	5	5	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	56	—	56	—
Derivative liabilities	(6)	—	(6)	—
Embedded derivative liability	(26)	—	(26)	—
Cash Equivalents
As of March 31, 2017 and December 31, 2016, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.

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
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps and natural gas options traded in the over-the-counter (OTC) markets with multi-national commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. See Note 12—Derivative Financial Instruments for additional information.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating is reduced below certain levels by two of three specified credit ratings agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit ratings agencies or February 1, 2026. This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative. See Note 13—Noncontrolling Interests for additional information regarding our strategic venture with CHS.
During the three months ended March 31, 2017, we recorded an adjustment to adjust the value of the embedded derivative liability by $1 million to $27 million. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. The $1 million charge to reflect the change in fair value is included in other operating—net in our consolidated statement of operations for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the embedded derivative liability of $27 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,780	$5,673	$5,778	$5,506
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
Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). See Note 7—Equity Method Investments for additional information. PLNL has experienced curtailments in the supply of natural gas from NGC, which have reduced the ammonia production at PLNL. In 2016, NGC communicated to PLNL that it does not recognize PLNL's exercise of its option to renew the NGC Contract for an additional five-year term beyond its current termination date in September 2018, and that any NGC commitment to supply gas beyond 2018 will need to be based on new agreements regarding volume and price. PLNL has initiated arbitration proceedings against NGC and asserted claims in connection with NGC’s failure to supply the contracted quantities of natural gas, and its refusal to recognize PLNL’s exercise of its option to extend the NGC Contract. PLNL is seeking declaratory and injunctive relief, as well as damages for past and ongoing curtailments. Although PLNL believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture that are uncertain at this time, including the quantities of gas NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. The carrying value of our equity method investment in PLNL at March 31, 2017 is approximately $141 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.
9.   Income Taxes
For the three months ended March 31, 2017, we recorded an income tax benefit of $13 million on a pre-tax loss of $22 million, or an effective tax rate of 59.2%, compared to an income tax provision of $15 million on pre-tax income of $62 million, or an effective tax rate of 24.7%, for the three months ended March 31, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen LLC (CFN) and Terra Nitrogen Company L.P. (TNCLP), as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, in the first quarter of 2017, earnings attributable to the noncontrolling interests of $14 million, which is included in the pre-tax loss, has the effect of increasing the effective tax rate, and, in the first quarter of 2016, earnings attributable to the noncontrolling interests of $21 million, which is included in pre-tax income, has the effect of reducing the effective tax rate. See Note 13—Noncontrolling Interests for additional information.
During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $116 million (or approximately $87 million), excluding any interest or penalties and provincial taxes which have not yet been reassessed, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $87 million (or approximately $65 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. The competent authorities of Canada and the United States have been notified of the potential need for competent authority assistance.
As of March 31, 2017, we have prepaid income taxes in the amount of $844 million. This includes approximately $816 million from the carryback of certain U.S. tax losses from 2016 to prior tax periods.

10.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2017	2016
	(in millions)
Interest on borrowings(1)	$76	$76
Fees on financing agreements(1)	4	4
Interest on tax liabilities	1	1
Interest capitalized(2)	(1)	(43)
Total interest expense	$80	$38
_______________________________________________________________________________

(1)	See Note 11—Financing Agreements for additional information.

(2)	For the three months ended March 31, 2016, amount includes interest capitalized for our capacity expansion projects, which were completed as of December 31, 2016.

11.  Financing Agreements
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement) providing for a revolving credit facility of up to $750 million with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof or the District of Columbia.
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
As of March 31, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2017 or December 31, 2016, or during the three months ended March 31, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the three months ended March 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of March 31, 2017, approximately $68 million of letters of credit were outstanding under this agreement.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	March 31, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$796	$800	$795
7.125% due May 2020	7.529%	800	791	800	791
3.450% due June 2023	3.562%	750	745	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	492	500	491
4.500% due December 2026	4.759%	750	735	750	735
Total long-term debt		$5,850	$5,780	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both March 31, 2017 and December 31, 2016, and total deferred debt issuance costs were $58 million and $60 million as of March 31, 2017 and December 31, 2016, respectively.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings, and, in connection with the effectiveness of the November 2016 amendment to our Revolving Credit Agreement, CF Holdings' wholly owned subsidiaries CF Industries Enterprises, Inc. (CFE) and CF Industries Sales, LLC (CFS) became subsidiary guarantors of the Public Senior Notes.
Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). The net proceeds, after deducting discounts and offering expenses, from the issuance and sale of the Senior Secured Notes were approximately $1.23 billion. CF Industries used approximately $1.18 billion of the net proceeds for the prepayment (including payment of a make-whole amount of approximately $170 million and accrued interest) in full of the outstanding $1.0 billion aggregate principal amount of the senior notes due 2022, 2025 and 2027 (Private Senior Notes) issued by CF Industries on September 24, 2015.
Interest on the Senior Secured Notes is payable semiannually on December 1 and June 1 beginning on June 1, 2017, and the Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
12.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management

Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of March 31, 2017, we have natural gas derivative contracts covering periods through the end of 2018.
As of March 31, 2017 and December 31, 2016, we had open natural gas derivative contracts for 149.4 million MMBtus (millions of British thermal units) and 183.0 million MMBtus, respectively. For the three months ended March 31, 2017, we used derivatives to cover approximately 42% of our natural gas consumption.
Foreign Currency Exchange Rates
A portion of the costs for our capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex were euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.
As of March 31, 2017, accumulated other comprehensive loss (AOCL) includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in AOCL is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2017	2016
		(in millions)
Natural gas derivatives	Cost of sales	$(53)	$(21)
Foreign exchange contracts	Other operating—net	—	3
Unrealized losses recognized in income		(53)	(18)
Realized gains (losses)		1	(56)
Net derivative losses		$(52)	$(74)
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2017 and December 31, 2016, none of our derivative instruments were designated as hedging instruments. For additional information on derivative fair values, see Note 8—Fair Value Measurements.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$10	$52	Other current liabilities	$(5)	$—
Natural gas derivatives	Other assets	—	4	Other liabilities	(8)	(6)
Total derivatives		$10	$56		$(13)	$(6)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of March 31, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $13 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At both March 31, 2017 and December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2017
Total derivative assets	$10	$10	$—	$—
Total derivative liabilities	(13)	(10)	—	(3)
Net derivative liabilities	$(3)	$—	$—	$(3)
December 31, 2016
Total derivative assets	$56	$6	$—	$50
Total derivative liabilities	(6)	(6)	—	—
Net derivative assets	$50	$—	$—	$50
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

13.   Noncontrolling Interests
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to noncontrolling interests in our consolidated balance sheets is provided below.

	Three months ended March 31,
	2017			2016
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,806	$338	$3,144	$—	$352	$352
Issuance of noncontrolling interest in CFN	—	—	—	2,792	—	2,792
Earnings attributable to noncontrolling interests	8	6	14	17	4	21
Declaration of distributions payable	(48)	(6)	(54)	—	(13)	(13)
Ending balance	$2,766	$338	$3,104	$2,809	$343	$3,152
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	48	6	54	—	13	13
Distributions to noncontrolling interests	(48)	(6)	(54)	—	(13)	(13)
Ending balance	$—	$—	$—	$—	$—	$—
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
Additionally, under the terms of the strategic venture, if our credit rating is reduced below certain levels by two of three specified credit rating agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. On February 1, 2016, we recognized this term of the strategic venture as an embedded derivative and its value of $8 million was included in other liabilities on our consolidated balance sheet.
As of March 31, 2017 and December 31, 2016, the embedded derivative liability of $27 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheet. The $1 million charge to reflect the change in fair value for the three months ended March 31, 2017 is included in other operating—net in our consolidated statement of operations. See Note 8—Fair Value Measurements for additional information.
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

TNCLP makes cash distributions to the general and limited partners based on formulas defined within its First Amended and Restated Agreement of Limited Partnership (as amended, the TNCLP Agreement of Limited Partnership). Cash available for distribution (Available Cash) is defined in the TNCLP Agreement of Limited Partnership generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the general partner determines in its reasonable discretion to be necessary or appropriate. Changes in working capital affect Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduce Available Cash, while declines in the amount of cash invested in working capital items increase Available Cash. Cash distributions to the limited partners and general partner vary depending on the extent to which the cumulative distributions exceed certain target threshold levels set forth in the TNCLP Agreement of Limited Partnership.
In each of the applicable quarters of 2017 and 2016, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP has assigned its right to receive such incentive distributions to an affiliate of TNGP that is also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2017 and 2016, were $3 million and $10 million, respectively.
As of March 31, 2017, TNGP and its affiliates owned approximately 75.1% of TNCLP's outstanding common units. When not more than 25% of TNCLP's issued and outstanding common units are held by persons other than TNGP and its affiliates (collectively, non-affiliated persons), as was the case at March 31, 2017, TNCLP, at TNGP's sole discretion, may call or assign to TNGP or its affiliates, TNCLP's right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If TNGP elects to acquire all outstanding common units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

14.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Effect of exchange rate changes and deferred taxes	48	—	—	—	48
Balance as of March 31, 2016	$(150)	$1	$5	$(58)	$(202)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Effect of exchange rate changes and deferred taxes	20	—	—	—	20
Balance as of March 31, 2017	$(252)	$1	$5	$(132)	$(378)
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2017 and 2016 were zero.

15.  Contingencies
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. An additional sixty-two cases were recently resolved pursuant to confidential settlements that the Company expects to be fully funded by insurance, five of which were part of the group of cases scheduled to proceed to trial on April 3, 2017. The remaining cases are in various stages of discovery and pre-trial proceedings. The trial previously scheduled for April 3, 2017 was reset to begin in August 2017. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Since 2011, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. On December 15, 2016, the EPA redesignated the Baton Rouge Nonattainment Area as "attainment" with the 2008 8-hour ozone standard. However, based on 2013-2015 air quality monitoring data, the State of Louisiana has recommended that the EPA designate the Baton Rouge area as "non-attainment" pursuant to the updated 2015 8-hour ozone standard. The EPA is supposed to designate areas under the 2015 standard by October 2017.
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

16.  Segment Disclosures
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
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 6—Goodwill and Other Intangible Assets.
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2017 and 2016 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended March 31, 2017
Net sales	$282	$238	$317	$125	$75	$1,037
Cost of sales	265	213	282	106	65	931
Gross margin	$17	$25	$35	$19	$10	106
Total other operating costs and expenses						52
Equity in earnings of operating affiliates						3
Operating earnings						$57
Three months ended March 31, 2016
Net sales	$267	$235	$309	$125	$68	$1,004
Cost of sales	204	175	231	112	65	787
Gross margin	$63	$60	$78	$13	$3	217
Total other operating costs and expenses						120
Equity in earnings of operating affiliates						—
Operating earnings						$97
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

17.   Condensed Consolidating Financial Statements
The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to (i) the senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 (described in Note 11—Financing Agreements and referred to in this report as the Public Senior Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), and guarantees of the Public Senior Notes by Parent and by CFE and CFS (the Subsidiary Guarantors), which are 100% owned subsidiaries of Parent, and (ii) debt securities of CF Industries (Other Debt Securities), and guarantees thereof by Parent and the Subsidiary Guarantors, that may be offered and sold from time to time under registration statements that may be filed by Parent, CF Industries and the Subsidiary Guarantors with the SEC.
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
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three months ended March 31, 2017 and 2016, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of March 31, 2017 and December 31, 2016. The condensed consolidating statement of operations and statement of cash flows for the three months ended March 31, 2016 have been restated to reflect the Subsidiary Guarantors separately. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive (loss) income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$90	$822	$896	$(771)	$1,037
Cost of sales	—	51	893	758	(771)	931
Gross margin	—	39	(71)	138	—	106
Selling, general and administrative expenses	—	2	28	16	—	46
Other operating—net	—	(1)	1	6	—	6
Total other operating costs and expenses	—	1	29	22	—	52
Equity in earnings of operating affiliates	—	—	—	3	—	3
Operating earnings (loss)	—	38	(100)	119	—	57
Interest expense	—	81	11	1	(13)	80
Interest income	—	(11)	(1)	(2)	13	(1)
Net loss (earnings) of wholly owned subsidiaries	23	3	(98)	—	72	—
(Loss) earnings before income taxes	(23)	(35)	(12)	120	(72)	(22)
Income tax (benefit) provision	—	(12)	(5)	4	—	(13)
Net (loss) earnings	(23)	(23)	(7)	116	(72)	(9)
Less: Net earnings attributable to noncontrolling interests	—	—	—	14	—	14
Net (loss) earnings attributable to common stockholders	$(23)	$(23)	$(7)	$102	$(72)	$(23)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(23)	$(23)	$(7)	$116	$(72)	$(9)
Other comprehensive income	20	20	12	18	(50)	20
Comprehensive (loss) income	(3)	(3)	5	134	(122)	11
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	14	—	14
Comprehensive (loss) income attributable to common stockholders	$(3)	$(3)	$5	$120	$(122)	$(3)

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$145	$803	$742	$(686)	$1,004
Cost of sales	—	48	835	590	(686)	787
Gross margin	—	97	(32)	152	—	217
Selling, general and administrative expenses	1	1	29	14	—	45
Transaction costs	10	—	3	1	—	14
Other operating—net	(1)	1	4	57	—	61
Total other operating costs and expenses	10	2	36	72	—	120
Equity in earnings of operating affiliates	—	—	—	—	—	—
Operating (loss) earnings	(10)	95	(68)	80	—	97
Interest expense	—	86	12	(32)	(28)	38
Interest income	—	(17)	(5)	(7)	28	(1)
Net earnings of wholly owned subsidiaries	(32)	(15)	(113)	—	160	—
Other non-operating—net	—	—	—	(2)	—	(2)
Earnings before income taxes	22	41	38	121	(160)	62
Income tax (benefit) provision	(4)	9	17	(7)	—	15
Net earnings	26	32	21	128	(160)	47
Less: Net earnings attributable to noncontrolling interest	—	—	—	21	—	21
Net earnings attributable to common stockholders	$26	$32	$21	$107	$(160)	$26

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$26	$32	$21	$128	$(160)	$47
Other comprehensive income	48	48	47	—	(95)	48
Comprehensive income	74	80	68	128	(255)	95
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	21	—	21
Comprehensive income attributable to common stockholders	$74	$80	$68	$107	$(255)	$74

Condensed Consolidating Balance Sheet

	March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$16	$942	$354	$—	$1,312
Restricted cash	—	—	—	4	—	4
Accounts and notes receivable—net	8	809	1,343	328	(2,236)	252
Inventories	—	—	182	182	—	364
Prepaid income taxes	—	—	837	7	—	844
Other current assets	—	—	20	9	—	29
Total current assets	8	825	3,324	884	(2,236)	2,805
Property, plant and equipment—net	—	—	127	9,425	—	9,552
Deferred income taxes	—	28	—	—	(28)	—
Investments in affiliates	3,707	9,388	6,566	141	(19,661)	141
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	286	—	2,350
Other assets	—	87	96	390	(236)	337
Total assets	$4,286	$10,328	$12,177	$11,126	$(22,732)	$15,185
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,007	$254	$1,117	$515	$(2,236)	$657
Customer advances	—	—	184	—	—	184
Other current liabilities	—	—	11	1	—	12
Total current liabilities	1,007	254	1,312	516	(2,236)	853
Long-term debt	—	5,780	166	70	(236)	5,780
Deferred income taxes	—	—	1,476	168	(28)	1,616
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	16	321	216	—	553
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,905	(4,905)	2
Paid-in capital	1,384	(13)	9,505	1,783	(11,275)	1,384
Retained earnings	2,272	4,098	(336)	689	(4,451)	2,272
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(378)	(378)	(259)	(333)	970	(378)
Total stockholders' equity	3,279	3,707	8,910	7,044	(19,661)	3,279
Noncontrolling interests	—	—	(8)	3,112	—	3,104
Total equity	3,279	3,707	8,902	10,156	(19,661)	6,383
Total liabilities and equity	$4,286	$10,328	$12,177	$11,126	$(22,732)	$15,185

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$36	$878	$250	$—	$1,164
Restricted cash	—	—	—	5	—	5
Accounts and notes receivable—net	20	1,259	1,418	495	(2,956)	236
Inventories	—	—	164	175	—	339
Prepaid income taxes	—	—	839	2	—	841
Other current assets	—	—	59	11	—	70
Total current assets	20	1,295	3,358	938	(2,956)	2,655
Property, plant and equipment—net	—	—	131	9,521	—	9,652
Investments in affiliates	3,711	9,370	6,019	139	(19,100)	139
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	281	—	2,345
Other assets	—	85	101	385	(231)	340
Total assets	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$954	$418	$1,505	$717	$(2,956)	$638
Income taxes payable	—	—	—	1	—	1
Customer advances	—	—	42	—	—	42
Other current liabilities	—	—	5	—	—	5
Total current liabilities	954	418	1,552	718	(2,956)	686
Long-term debt	—	5,903	39	67	(231)	5,778
Deferred income taxes	—	90	1,374	166	—	1,630
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	59	270	216	—	545
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,383	(4,383)	2
Paid-in capital	1,380	(13)	9,045	2,246	(11,278)	1,380
Retained earnings	2,365	4,120	(329)	668	(4,459)	2,365
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(398)	(398)	(271)	(351)	1,020	(398)
Total stockholders' equity	3,348	3,709	8,445	6,946	(19,100)	3,348
Noncontrolling interests	—	—	(7)	3,151	—	3,144
Total equity	3,348	3,709	8,438	10,097	(19,100)	6,492
Total liabilities and equity	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(23)	$(23)	$(7)	$116	$(72)	$(9)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3	6	196	—	205
Deferred income taxes	—	(11)	(4)	(1)	—	(16)
Stock-based compensation expense	4	—	—	—	—	4
Unrealized net loss on natural gas and foreign currency derivatives	—	—	45	8	—	53
Unrealized loss on embedded derivative	—	—	1	—	—	1
Loss on disposal of property, plant and equipment	—	—	—	1	—	1
Undistributed (earnings) loss of affiliates—net	23	1	(97)	(4)	72	(5)
Changes in:
Intercompany accounts receivable/accounts payable—net	(4)	(47)	138	(87)	—	—
Accounts receivable—net	—	—	(5)	(4)	—	(9)
Inventories	—	—	(16)	1	—	(15)
Accrued and prepaid income taxes	—	—	2	(7)	—	(5)
Accounts and notes payable and accrued expenses	—	37	4	(36)	—	5
Customer advances	—	—	142	—	—	142
Other—net	—	—	6	(2)	—	4
Net cash (used in) provided by operating activities	—	(40)	215	181	—	356
Investing Activities:
Additions to property, plant and equipment	—	—	(3)	(91)	—	(94)
Proceeds from sale of property, plant and equipment	—	—	—	8	—	8
Withdrawals from restricted cash funds	—	—	—	1	—	1
Net cash used in investing activities	—	—	(3)	(82)	—	(85)
Financing Activities:
Long-term debt—net	—	(125)	—	125	—	—
Short-term debt—net	70	145	(171)	(44)	—	—
Dividends paid on common stock	(70)	—	—	(23)	23	(70)
Dividends to/from affiliates	—	—	23	—	(23)	—
Distributions to noncontrolling interests	—	—	—	(54)	—	(54)
Net cash provided by (used in) financing activities	—	20	(148)	4	—	(124)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
(Decrease) increase in cash and cash equivalents	—	(20)	64	104	—	148
Cash and cash equivalents at beginning of period	—	36	878	250	—	1,164
Cash and cash equivalents at end of period	$—	$16	$942	$354	$—	$1,312

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$26	$32	$21	$128	$(160)	$47
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	2	5	139	—	146
Deferred income taxes	—	10	36	(10)	—	36
Stock-based compensation expense	4	—	—	—	—	4
Unrealized net loss (gain) on natural gas and foreign currency derivatives	—	—	19	(1)	—	18
Loss on disposal of property, plant and equipment	—	—	—	3	—	3
Undistributed earnings of affiliates—net	(32)	(14)	(114)	(4)	160	(4)
Changes in:
Intercompany accounts receivable/accounts payable—net	1	30	232	(263)	—	—
Accounts receivable—net	—	34	(6)	(24)	—	4
Inventories	—	—	(25)	41	—	16
Accrued and prepaid income taxes	—	—	(18)	(5)	—	(23)
Accounts and notes payable and accrued expenses	(1)	(12)	7	—	—	(6)
Customer advances	—	—	65	—	—	65
Other—net	—	—	5	35	—	40
Net cash (used in) provided by operating activities	(2)	82	227	39	—	346
Investing Activities:
Additions to property, plant and equipment	(5)	—	(6)	(665)	—	(676)
Proceeds from sale of property, plant and equipment	—	—	—	2	—	2
Withdrawals from restricted cash funds	—	—	—	11	—	11
Other—net	—	—	—	1	—	1
Net cash used in investing activities	(5)	—	(6)	(651)	—	(662)
Financing Activities:
Short-term debt—net	9	(82)	(143)	216	—	—
Proceeds from short-term debt	—	150	—	—	—	150
Payments on short-term debt	—	(150)	—	—	—	(150)
Dividends paid on common stock	(70)	(70)	(70)	(77)	217	(70)
Dividends to/from affiliates	70	70	77	—	(217)	—
Issuance of noncontrolling interest in CFN	—	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	—	(13)	—	(13)
Distribution received for CHS strategic venture	—	—	2,000	(2,000)	—	—
Net cash provided by (used in) financing activities	9	(82)	1,864	926	—	2,717
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2
Increase (decrease) in cash and cash equivalents	2	—	2,085	316	—	2,403
Cash and cash equivalents at beginning of period	1	1	121	163	—	286
Cash and cash equivalents at end of period	$3	$1	$2,206	$479	$—	$2,689

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	First Quarter of 2017 Compared to First Quarter of 2016

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), in which we own a majority interest and CHS Inc. (CHS), owns a minority equity interest. See Note 13—Noncontrolling Interests to our unaudited interim consolidated financial statements for additional information on our strategic venture with CHS.

•
an approximately 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	two Canadian nitrogen fertilizer manufacturing facilities located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing complexes located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
Items Affecting Comparability of Results
Nitrogen Fertilizer Selling Prices
Over the last decade, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity. As a result, global nitrogen fertilizer supply increased more quickly than global nitrogen fertilizer demand, creating the current global oversupply in the market, and leading to lower nitrogen fertilizer selling prices.
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
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to excess global nitrogen supply as a result of continued imports from various exporting regions and decreased North American buyer interest. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into the North American market increased fertilizer supply, which pressured selling prices downward as the quarter ended.
Our results for the three months ended March 31, 2017 were impacted by excess global nitrogen supply and the resulting low nitrogen fertilizer selling prices. The average selling price for our products for the three months ended March 31, 2017 was $219 per ton compared to $248 per ton for the three months ended March 31, 2016, a decrease of 12%, resulting in a decrease in both net sales and gross margin of approximately $116 million between the periods. In addition to the direct impact of lower selling prices, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices.
In addition to the impact of market conditions on nitrogen fertilizer selling prices, certain significant items impacted our financial results during the three months ended March 31, 2017 and 2016. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended March 31, 2017 and 2016, we reported net (loss) earnings attributable to common stockholders of $(23) million and $26 million, respectively.

	Three Months Ended March 31,
	2017		2016
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Depreciation and amortization(1)	$205	$128	$146	$91
Unrealized net mark-to-market loss on natural gas derivatives(2)	53	33	21	13
Transaction costs	—	—	14	9
Loss on foreign currency transactions including intercompany loans(3)	—	—	45	44
Capacity expansion project expenses(3)	—	—	16	10
Strategic Venture with CHS:
Noncontrolling interest(4)	8	8	17	17
Loss on embedded derivative liability(3)	1	1	—	—
Total Impact of Significant Items	$267	$170	$259	$184
______________________________________________________________________________
(1) Included in cost of sales and selling, general and administrative expenses in our consolidated statements of operations.
(2) Included in cost of sales in our consolidated statements of operations.
(3) Included in other operating—net in our consolidated statements of operations.
(4) Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

The following describes the significant items that impacted the comparability of our financial results for the three months ended March 31, 2017 and 2016. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts.
Depreciation and amortization
Total depreciation and amortization expense recognized in the three months ended March 31, 2017 was $205 million compared to $146 million in the three months ended March 31, 2016. This increase in depreciation expense reflects the completion of our capacity expansion projects and placing in service all five of the new plants prior to the end of 2016. The capacity expansion projects were originally announced in 2012 and included the construction of new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The following table indicates the quarter in which each of the five expansion plants were placed in service.

Quarter placed in service	Expansion plant location
Q4 2015	Donaldsonville Urea
Q1 2016	Donaldsonville UAN
Q4 2016	Donaldsonville Ammonia
Q4 2016	Port Neal Ammonia and Urea
Depreciation expense pertaining to each of our capacity expansion plants commenced once the applicable plant was placed in service.
Unrealized net mark-to-market loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives. In the three months ended March 31, 2017 and 2016, we recognized unrealized net mark-to-market losses on natural gas derivatives of $53 million and $21 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
Transaction costs
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement under which the parties agreed to terminate the Combination Agreement by mutual written consent. In the three months ended March 31, 2016, we incurred $14 million of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS.
Loss on foreign currency transactions including intercompany loans
In the three months ended March 31, 2016, we recognized a loss of $45 million from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that are not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur similar foreign exchange rate impacts in the three months ended March 31, 2017.
Capacity expansion project expenses
The capacity expansion projects were completed as of December 31, 2016. Capacity expansion project expenses in the three months ended March 31, 2016 were $16 million, generally consisting of administrative costs and other project costs that did not qualify for capitalization.

Strategic Venture with CHS
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN for $2.8 billion. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. We began recognizing the noncontrolling interest pertaining to CHS’ ownership interest in CFN on February 1, 2016. During the three months ended March 31, 2017 and 2016, we recognized $8 million and $17 million, respectively, of earnings attributable to the noncontrolling interest in CFN. See Note 13—Noncontrolling Interests to our unaudited interim consolidated financial statements for additional information on our strategic venture with CHS.
Under the terms of our strategic venture with CHS, if our credit rating is reduced below certain levels by two of three specified credit rating agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative liability. Included in other operating-net in our consolidated statement of operations for the three months ended March 31, 2017 is a charge of $1 million to adjust the liability to fair value.
Financial Executive Summary
We reported a net loss attributable to common stockholders of $23 million for the three months ended March 31, 2017 compared to net earnings attributable to common stockholders of $26 million for the three months ended March 31, 2016, a decrease of $49 million. Diluted net loss per share attributable to common stockholders was $0.10 in the first quarter of 2017 compared to diluted net earnings per share attributable to common stockholders of $0.11 in the first quarter of 2016.
During the first quarter of 2017, we experienced lower net earnings attributable to common stockholders compared to the first quarter of 2016. This was due primarily to lower gross margin as a result of lower average selling prices resulting from the excess global supply of nitrogen fertilizer, higher natural gas costs, and higher depreciation as a result of the completion of our capacity expansion projects. Higher unrealized net mark-to-market loss on natural gas derivatives also contributed to the lower gross margin in the first quarter of 2017. These items were partially offset by an increase in sales volume as a result of the completed capacity expansion plants.
Net interest expense increased to $79 million in the three months ended March 31, 2017 from $37 million in the three months ended March 31, 2016, due primarily to higher amounts of capitalized interest in 2016 related to our capacity expansion projects that reduced interest expense in 2016. The completion of our capacity expansion projects reduced the amount of capitalized interest in 2017. Capitalized interest was $1 million for the three months ended March 31, 2017 compared to $43 million for the three months ended March 31, 2016.
Our total gross margin declined by $111 million, or 51%, to $106 million in the first quarter of 2017 from $217 million in the first quarter of 2016. The change in gross margin was due primarily to:
•a decrease in average selling prices of 12%, which reduced gross margin by $116 million, primarily driven by a decrease in average selling prices for UAN and ammonia of 20% and 15%, respectively,
•an increase in physical natural gas costs in the first quarter of 2017, partially offset by the impact of natural gas derivatives that settled in the period, which decreased gross margin by $42 million as compared to the first quarter of 2016,
•a higher unrealized net mark-to-market loss on natural gas derivatives, which decreased gross margin by $32 million as the first quarter of 2017 included a $53 million loss and the first quarter of 2016 included a $21 million loss,
•an increase in depreciation and amortization due to the completion of our capacity expansion projects was offset by lower freight costs and overhead efficiencies as compared to the first quarter of 2016,
•partially offset by an increase in sales volume of 17%, which increased gross margin by $78 million, primarily driven by an increase in sales volume for UAN and ammonia of 27% and 25%, respectively.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$1,037	$1,004	$33	3%
Cost of sales	931	787	144	18%
Gross margin	106	217	(111)	(51)%
Gross margin percentage	10.2%	21.6%	(11.4)%
Selling, general and administrative expenses	46	45	1	2%
Transaction costs	—	14	(14)	(100)%
Other operating—net	6	61	(55)	(90)%
Total other operating costs and expenses	52	120	(68)	(57)%
Equity in earnings of operating affiliates	3	—	3	N/M
Operating earnings	57	97	(40)	(41)%
Interest expense—net	79	37	42	114%
Other non-operating—net	—	(2)	2	100%
(Loss) earnings before income taxes	(22)	62	(84)	N/M
Income tax (benefit) provision	(13)	15	(28)	N/M
Net (loss) earnings	(9)	47	(56)	N/M
Less: Net earnings attributable to noncontrolling interests	14	21	(7)	(33)%
Net (loss) earnings attributable to common stockholders	$(23)	$26	$(49)	N/M
Diluted net (loss) earnings per share attributable to common stockholders	$(0.10)	$0.11	$(0.21)	N/M
Diluted weighted-average common shares outstanding	233.1	233.5	(0.4)	—%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural Gas Supplemental Data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.66	$2.51	$1.15	46%
Realized derivatives (gain) loss in cost of sales(2)	(0.01)	0.80	(0.81)	N/M
Cost of natural gas in cost of sales	$3.65	$3.31	$0.34	10%
Average daily market price of natural gas Henry Hub (Louisiana)	$3.00	$1.98	$1.02	52%
Average daily market price of natural gas National Balancing Point (UK)	$5.98	$4.36	$1.62	37%
Unrealized net mark-to-market loss on natural gas derivatives	$53	$21	$32	152%
Capital expenditures	$94	$676	$(582)	(86)%
Sales volume by product tons (000s)	4,745	4,051	694	17%
Production volume by product tons (000s):
Ammonia(3)	2,508	2,003	505	25%
Granular urea	1,002	819	183	22%
UAN (32%)	1,817	1,518	299	20%
AN	542	431	111	26%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out (FIFO) inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

First Quarter of 2017 Compared to First Quarter of 2016
Net Sales
Our total net sales increased $33 million, or 3%, to $1,037 million in the first quarter of 2017 compared to $1,004 million in the first quarter of 2016 due primarily to a 17% increase in sales volume partially offset by a 12% decrease in average selling prices.
Average selling prices were $219 per ton in the first quarter of 2017 compared to $248 per ton in the first quarter of 2016 due primarily to lower UAN and ammonia selling prices in 2017. Selling prices were negatively impacted by excess global nitrogen supply. Pricing for nitrogen fertilizer products in the U.S. Gulf declined during most of 2016, often trading below parity with other international pricing points, as a result of continued imports from various exporting regions and decreased buyer interest. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into the North American market increased fertilizer supply, which pressured selling prices as the quarter ended.
The increase in total sales volume of 17% was due primarily to higher ammonia and UAN export sales as a result of increased production from the completion of our capacity expansion projects.
Cost of Sales
Our total cost of sales increased $144 million, or 18%, from the first quarter of 2016 to the first quarter of 2017. The increase in our cost of sales was due primarily to the higher sales volume in addition to higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service, higher realized natural gas costs and higher unrealized net mark-to-market losses on natural gas derivatives, partially offset by lower freight and overhead efficiencies. The cost of sales per ton averaged $196 in the first quarter of 2017, a 1% increase from the $194 per ton in the same quarter of 2016. Realized natural gas costs, including the impact of higher natural gas costs and realized derivatives, increased 10% from $3.31 per MMBtu in 2016 to $3.65 in 2017. Additionally, the first quarter of 2017 included a $53 million unrealized net mark-to-market loss compared to a $21 million unrealized net mark-to-market loss included in the first quarter of 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1 million to $46 million in the first quarter of 2017 from $45 million in the same quarter of 2016, due primarily to higher legal fees for certain corporate office activities.
Transaction Costs
In the first quarter of 2016, we incurred $14 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with certain businesses of OCI that was terminated on May 22, 2016 and our strategic venture with CHS.
Other Operating—Net
Other operating—net was $6 million of expense in the first quarter of 2017 compared to $61 million of expense in the same quarter of 2016. The decreased expense was due primarily to the $45 million loss in the first quarter of 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that are not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur similar foreign exchange rate impacts in the three months ended March 31, 2017. The decreased expense is also due to expansion project expenses in the three months ended March 31, 2016 of $16 million, generally consisting of administrative and other project costs that did not qualify for capitalization.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates, consisting of our 50% share of the operating results of PLNL, increased $3 million in the first quarter of 2017 compared to the first quarter of 2016 due primarily to improved operating results from PLNL as a result of increased sales volume.

Interest Expense—Net
Net interest expense was $79 million in the first quarter of 2017 compared to $37 million in the first quarter of 2016, an increase of $42 million. The increased interest expense is primarily due to a decrease in the amount of interest capitalized due to the completion of the capacity expansion projects. In the first quarter of 2016, capitalized interest was $43 million compared to $1 million in the first quarter of 2017.
Income Taxes
For the three months ended March 31, 2017, we recorded an income tax benefit of $13 million on a pre-tax loss of $22 million, or an effective tax rate of 59.2%, compared to an income tax provision of $15 million on pre-tax income of $62 million, or an effective tax rate of 24.7%, for the three months ended March 31, 2016. Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, in the first quarter of 2017, earnings attributable to the noncontrolling interests of $14 million, which is included in the pre-tax loss, has the effect of increasing the effective tax rate, and, in the first quarter of 2016, earnings attributable to the noncontrolling interests of $21 million, which is included in pre-tax income, has the effect of reducing the effective tax rate.
See Note 13—Noncontrolling Interests and Note 9—Income Taxes to our unaudited interim consolidated financial statements for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $7 million in the first quarter of 2017 compared to the first quarter of 2016 due primarily to lower net earnings attributable to the noncontrolling interest in CFN due to lower average selling prices for UAN and granular urea, higher natural gas costs and higher depreciation as a result of the completion of our capacity expansion projects. This decrease is partially offset by higher net earnings attributable to the 24.7% publicly held limited partner interests in TNCLP.
Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Diluted net (loss) earnings per share attributable to common stockholders decreased $0.21 to diluted net loss per share attributable to common stockholders of $0.10 in the first quarter of 2017 from diluted net earnings per share attributable to common stockholders of $0.11 in the first quarter of 2016. This decrease is due primarily to lower gross margin primarily driven by the impact of lower selling prices due to the nitrogen oversupply.
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
The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2017
Net sales	$282	$238	$317	$125	$75	$1,037
Cost of sales	265	213	282	106	65	931
Gross margin	$17	$25	$35	$19	$10	$106
Gross margin percentage	6.0%	10.5%	11.0%	15.2%	13.3%	10.2%
Three months ended March 31, 2016
Net sales	$267	$235	$309	$125	$68	$1,004
Cost of sales	204	175	231	112	65	787
Gross margin	$63	$60	$78	$13	$3	$217
Gross margin percentage	23.6%	25.5%	25.2%	10.4%	4.4%	21.6%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$282	$267	$15	6%
Cost of sales	265	204	61	30%
Gross margin	$17	$63	$(46)	(73)%
Gross margin percentage	6.0%	23.6%	(17.6)%
Sales volume by product tons (000s)	920	737	183	25%
Sales volume by nutrient tons (000s)(1)	754	605	149	25%
Average selling price per product ton	$307	$362	$(55)	(15)%
Average selling price per nutrient ton(1)	$374	$441	$(67)	(15)%
Gross margin per product ton	$18	$85	$(67)	(79)%
Gross margin per nutrient ton(1)	$23	$104	$(81)	(78)%
Depreciation and amortization	$44	$21	$23	110%
Unrealized net mark-to-market loss on natural gas derivatives	$17	$7	$10	143%
_______________________________________________________________________________

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2017 Compared to First Quarter of 2016
Net Sales.    Total net sales in the ammonia segment increased by $15 million, or 6%, in the first quarter of 2017 from the first quarter of 2016 due primarily to a 25% increase in sales volume partially offset by a 15% decrease in average selling prices. Higher production from the completion of our capacity expansion projects led to an increase in the amount of ammonia available for sale to support increased exports and higher demand from an early start to the 2017 spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States. Selling prices declined due to continued excess global nitrogen supply and the impact of increased exports at lower selling prices.
Cost of Sales.    Cost of sales per ton in our ammonia segment averaged $289 in the first quarter of 2017, a 4% increase from $277 per ton in the same quarter of 2016. The increase was due primarily to higher depreciation as a result of the new ammonia plants at our Donaldsonville and Port Neal facilities, a higher unrealized net mark-to-market loss on natural gas derivatives and higher realized natural gas costs, partially offset by the impact of overhead efficiencies due to higher production volume. Depreciation and amortization per ton in our ammonia segment in the first quarter of 2017 was $48 compared to $28 in the first quarter of 2016.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$238	$235	$3	1%
Cost of sales	213	175	38	22%
Gross margin	$25	$60	$(35)	(58)%
Gross margin percentage	10.5%	25.5%	(15.0)%
Sales volume by product tons (000s)	958	919	39	4%
Sales volume by nutrient tons (000s)(1)	441	423	18	4%
Average selling price per product ton	$248	$256	$(8)	(3)%
Average selling price per nutrient ton(1)	$540	$556	$(16)	(3)%
Gross margin per product ton	$26	$65	$(39)	(60)%
Gross margin per nutrient ton(1)	$57	$142	$(85)	(60)%
Depreciation and amortization	$53	$25	$28	112%
Unrealized net mark-to-market loss on natural gas derivatives	$14	$6	$8	133%
_______________________________________________________________________________

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2017 Compared to First Quarter of 2016
Net Sales.    Net sales in the granular urea segment increased $3 million, or 1%, in the first quarter of 2017 from the first quarter of 2016 due primarily to a 4% increase in sales volume partially offset by a 3% decrease in average selling prices. Sales volume was higher due primarily to increased production available as a result of our expanded urea capacity at our Port Neal, Iowa complex that came on line in the fourth quarter of 2016. Average selling prices decreased to $248 per ton in the first quarter of 2017 compared to $256 per ton in the first quarter of 2016 due primarily to the excess global nitrogen supply, including a higher level of imports, which pressured selling prices downward.
Cost of Sales.    Cost of sales per ton in our granular urea segment averaged $222 in the first quarter of 2017, a 16% increase from $191 per ton in the same quarter of 2016. The increase was due primarily to higher depreciation as a result of the new granular urea plant at our Port Neal facility, higher realized natural gas costs and a higher unrealized net mark-to-market loss on natural gas derivatives in the first quarter of 2017 compared to the first quarter of 2016, partially offset by the impact of overhead efficiencies due to higher production volume. Depreciation and amortization per ton in our granular urea segment in the first quarter of 2017 was $55 compared to $27 in the first quarter of 2016.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$317	$309	$8	3%
Cost of sales	282	231	51	22%
Gross margin	$35	$78	$(43)	(55)%
Gross margin percentage	11.0%	25.2%	(14.2)%
Sales volume by product tons (000s)	1,849	1,452	397	27%
Sales volume by nutrient tons (000s)(1)	584	457	127	28%
Average selling price per product ton	$171	$213	$(42)	(20)%
Average selling price per nutrient ton(1)	$543	$676	$(133)	(20)%
Gross margin per product ton	$19	$54	$(35)	(65)%
Gross margin per nutrient ton(1)	$60	$171	$(111)	(65)%
Depreciation and amortization	$65	$58	$7	12%
Unrealized net mark-to-market loss on natural gas derivatives	$16	$6	$10	167%
_______________________________________________________________________________

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2017 Compared to First Quarter of 2016
Net Sales.    Net sales in the UAN segment increased $8 million, or 3%, in the first quarter of 2017 from the first quarter of 2016 due primarily to a 27% increase in sales volume, partially offset by a 20% decrease in average selling prices. Sales volume was higher due to a greater number of tons available for sale due to new UAN capacity at our Donaldsonville nitrogen complex and higher inventory levels entering 2017 compared to the prior year period. Average selling prices decreased to $171 per ton in the first quarter of 2017 compared to $213 per ton in the first quarter of 2016. UAN selling prices were lower due to excess global nitrogen supply, which pressured selling prices downward. Increases in UAN exports at lower selling prices also negatively impacted our average selling price.
Cost of Sales.    Cost of sales per ton in our UAN segment averaged $152 in the first quarter of 2017, a 4% decrease from $159 per ton in the first quarter of 2016. The decrease was due primarily to the impact of overhead efficiencies due to higher production volume in the first quarter of 2017 compared to the first quarter of 2016. This was partially offset by the impact of higher realized natural gas costs and a higher unrealized net mark-to-market loss on natural gas derivatives in the first quarter of 2017.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$125	$125	$—	—%
Cost of sales	106	112	(6)	(5)%
Gross margin	$19	$13	$6	46%
Gross margin percentage	15.2%	10.4%	4.8%
Sales volume by product tons (000s)	568	558	10	2%
Sales volume by nutrient tons (000s)(1)	191	188	3	2%
Average selling price per product ton	$220	$224	$(4)	(2)%
Average selling price per nutrient ton(1)	$654	$665	$(11)	(2)%
Gross margin per product ton	$33	$23	$10	43%
Gross margin per nutrient ton(1)	$99	$69	$30	43%
Depreciation and amortization	$19	$22	$(3)	(14)%
Unrealized net mark-to-market loss on natural gas derivatives	$2	$1	$1	100%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2017 Compared to First Quarter of 2016
Net Sales.    Total net sales in our AN segment were unchanged in the first quarter of 2017 from the first quarter of 2016 as higher sales volume, due to the commencement of a long-term supply agreement, and higher average selling prices were offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound.
Cost of Sales.    Total cost of sales per ton in our AN segment averaged $187 in the first quarter of 2017, a 7% decrease from $201 per ton in the first quarter of 2016, due primarily to the impact of foreign exchange rate changes between the U.S. dollar and the British pound, as well as lower freight costs, depreciation, and other manufacturing costs, partially offset by higher realized natural gas costs.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$75	$68	$7	10%
Cost of sales	65	65	—	—%
Gross margin	$10	$3	$7	N/M
Gross margin percentage	13.3%	4.4%	8.9%
Sales volume by product tons (000s)	450	385	65	17%
Sales volume by nutrient tons (000s)(1)	88	73	15	21%
Average selling price per product ton	$167	$177	$(10)	(6)%
Average selling price per nutrient ton(1)	$852	$932	$(80)	(9)%
Gross margin per product ton	$22	$8	$14	175%
Gross margin per nutrient ton(1)	$114	$41	$73	178%
Depreciation and amortization	$12	$10	$2	20%
Unrealized net mark-to-market loss on natural gas derivatives	$4	$1	$3	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2017 Compared to First Quarter of 2016
Net Sales.    Total net sales in our Other segment increased by $7 million, or 10%, in the first quarter of 2017 from the first quarter of 2016 due primarily to a 17% increase in sales volume partially offset by a 6% decrease in average selling prices. The increase in our Other sales volume was due to an increase in DEF sales volume as the North American DEF market continued to grow. The decline in average selling prices is due to excess global nitrogen supply weighing on global nitrogen fertilizer selling prices.
Cost of Sales.    Cost of sales per ton in our Other segment averaged $145 in the first quarter of 2017, a 14% decrease from $169 per ton in the first quarter of 2016 due primarily to higher production volume in the first quarter of 2017 compared to the first quarter of 2016 and the impact of foreign exchange rate changes between the U.S. dollar and the British pound, partially offset by higher realized natural gas costs.

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
In 2016, we completed our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa that were originally announced in 2012. These projects provided us with an increase of approximately 25% in production capacity and had a total capital cost of $5.2 billion. The completion of our capacity expansion projects will reduce what had been a substantial use of liquidity in recent years. See discussion under "Overview of CF Holdings—Items Affecting Comparability of Results—Depreciation and Amortization," above, and "—Capital Spending," below, for further information on these projects.
A significant portion of the capital assets that were constructed as part of the capacity expansion projects is expected to qualify for bonus depreciation under the Protecting Americans from Tax Hikes Act of 2015 (the PATH Act). Under the provisions of the PATH Act, eligible capital additions will be subject to 50% bonus depreciation. We intend to file a claim to carry back the 2016 federal tax loss to prior periods and receive a refund of federal taxes paid in those prior years. As of March 31, 2017, we have prepaid income taxes of $844 million, which includes approximately $816 million for the carryback of certain U.S. tax losses from 2016 to prior tax periods. See "—Realization of 2016 Tax Assets Resulting From Bonus Depreciation," below.
At March 31, 2017, our balance of cash and cash equivalents was $1.31 billion and we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes.
Cash and Cash Equivalents
We had cash and cash equivalents of $1.31 billion and $1.16 billion as of March 31, 2017 and December 31, 2016, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $94 million in the first three months of 2017 compared to $676 million in the first three months of 2016, with the decrease primarily due to the completion in 2016 of our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa.
The total cost of the capacity expansion projects of $5.2 billion includes approximately $183 million of costs for work performed in 2016, which were accrued but unpaid as of December 31, 2016 and March 31, 2017. See discussion under "—Projected Capital Spending," below, for further information.
Projected Capital Spending
New capital expenditures for 2017 are estimated to be in the range of approximately $400 to $450 million. Additionally, as of December 31, 2016 and March 31, 2017, we had approximately $183 million in costs accrued for work completed in 2016 related to the capacity expansion projects. Most of this unpaid amount is the subject of disputes with certain contractors and vendors. Actual cash expenditures in 2017 will also reflect any payments for these capacity expansion project amounts when they occur.
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

Realization of 2016 Tax Assets Resulting From Bonus Depreciation
The PATH Act permits bonus depreciation on certain eligible capital additions in the year the assets are placed in service. Under the provisions of the PATH Act, eligible capital additions are subject to 50% bonus depreciation in the year the asset is placed in service. A significant portion of the capital assets constructed as part of the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects is expected to qualify for 50% bonus depreciation. Given the size of the bonus depreciation tax deduction, we generated a substantial federal tax loss in 2016. We intend to file a claim to carry back the 2016 federal tax loss to prior income tax years and receive a refund of federal taxes paid in those prior years. We currently estimate that the amount of this refund will be approximately $816 million and expect to receive it in the third quarter of 2017. As of March 31, 2017, we have prepaid income taxes in the amount of $844 million.
Debt
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement) providing for a revolving credit facility of up to $750 million with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries may designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, or the District of Columbia.
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
As of March 31, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2017 or December 31, 2016, or during the three months ended March 31, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the three months ended March 31, 2016 were $150 million, with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of March 31, 2017, approximately $68 million of letters of credit were outstanding under this agreement.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	March 31, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$796	$800	$795
7.125% due May 2020	7.529%	800	791	800	791
3.450% due June 2023	3.562%	750	745	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	492	500	491
4.500% due December 2026	4.759%	750	735	750	735
Total long-term debt		$5,850	$5,780	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both March 31, 2017 and December 31, 2016, and total deferred debt issuance costs were $58 million and $60 million as of March 31, 2017 and December 31, 2016, respectively.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2018, 2020, 2023, 2034, 2043 and 2044 (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings, and, in connection with the effectiveness of the November 2016 amendment to our Revolving Credit Agreement, CF Holdings' wholly owned subsidiaries CF Industries Enterprises, Inc. (CFE) and CF Industries Sales, LLC (CFS) became subsidiary guarantors of the Public Senior Notes.
Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). The net proceeds, after deducting discounts and offering expenses, from the issuance and sale of the Senior Secured Notes were approximately $1.23 billion. CF Industries used approximately $1.18 billion of the net proceeds for the prepayment (including payment of a make-whole amount of approximately $170 million and accrued interest) in full of the outstanding $1.0 billion aggregate principal amount of the senior notes 2022, 2025 and 2027 (Private Senior Notes) issued by CF Industries on September 24, 2015.
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
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of March 31, 2017 and December 31, 2016, we had $184 million and $42 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. We also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Because we use derivative instruments, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three months ended March 31, 2017 and 2016, we recognized unrealized net mark-to-market losses on natural gas derivatives of $53 million and $21 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, other major financial institutions or large energy companies, and, in most cases, the use of International Swaps Derivative Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for over-the-counter (OTC) derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement.
The ISDA agreements to most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives.
As of March 31, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $13 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2017 and December 31, 2016, we had open natural gas derivative contracts for 149.4 million MMBtus and 183.0 million MMBtus, respectively. At both March 31, 2017 and December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.

Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating is reduced below certain levels by two of three specified credit rating agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS.
This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative and its value is included in other liabilities. See Note 13—Noncontrolling Interests to our unaudited interim consolidated financial statements for additional information.
The fair value of the embedded derivative liability as of March 31, 2017, is $27 million, which is included in other liabilities and other current liabilities on our consolidated balance sheet. Included in other operating—net in our consolidated statement of operations for the three months ended March 31, 2017 is a charge of $1 million to adjust the liability to fair value.
Defined Benefit Pension Plans
We contributed $5 million to our pension plans during the three months ended March 31, 2017. Subsequent to March 31, 2017, on April 28, 2017, we made a voluntary contribution of approximately $59 million to our U.S. defined benefit pension plan. Over the remainder of 2017, we expect to contribute an additional $17 million to our pension plans, or a total of approximately $81 million for the full year 2017.
Distribution on Noncontrolling Interest in CFN
In the first quarter of 2017, the CFN Board of Managers approved semi-annual distribution payments in accordance with the CFN limited liability company agreement for the distribution period ended December 31, 2016. On January 31, 2017, CFN distributed $48 million to CHS for the distribution period ended December 31, 2016.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2017 was $356 million as compared to $346 million in the first three months of 2016. The $10 million increase resulted from favorable working capital changes partially offset by lower net earnings during the first three months of 2017. Favorable working capital changes during the first three months of 2017 included higher customer advances received compared to the prior year period as customers entered into forward sale contracts in preparation for the spring fertilization and planting season.
Investing Activities
Net cash used in investing activities was $85 million in the first three months of 2017 as compared to $662 million in the first three months of 2016. The $577 million decrease is primarily due to a decline in capital expenditures related to our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa that were completed at the end of 2016. During the first three months of 2017, capital expenditures totaled $94 million compared to $676 million in the first three months of 2016.
Financing Activities
Net cash used in financing activities was $124 million in the first three months of 2017 compared to net cash provided by financing activities of $2,717 million in the same period of 2016. In the first three months of 2016, CHS purchased a minority equity interest in CFN for $2.8 billion. Dividends paid on common stock in each of the three months ended March 31, 2017 and 2016 were $70 million.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, including rail car leases and barge tow charters for the distribution of fertilizer. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments currently have terms ranging from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 24—Leases in the notes to our consolidated financial statements included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2017.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards to our unaudited interim consolidated financial statements for a discussion of recent accounting pronouncements.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" in Item 1A in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017. Such factors include, among others:

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
As of March 31, 2017 and December 31, 2016, we had open natural gas derivative contracts for 149.4 million MMBtus and 183.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2017 would result in a favorable change in the fair value of these derivative positions of $136 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $136 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of March 31, 2017, we had eight series of senior notes totaling $5.85 billion of principal outstanding with maturity dates of May 1, 2018, May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of March 31, 2017, the carrying value and fair value of our senior notes was approximately $5.78 billion and $5.67 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2017 or December 31, 2016, or during the three months ended March 31, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the three months ended March 31, 2016 were $150 million.
Foreign Currency Exchange Rates
From the fourth quarter of 2012 through 2016, we had entered into euro/U.S. dollar derivative hedging transactions related to the euro-denominated construction costs associated with our capacity expansion projects at our Donaldsonville, Louisiana and Port Neal, Iowa facilities. All of these foreign currency derivatives settled prior to December 31, 2016.
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. Outside of the transactions described above, we generally do not maintain any exchange rate derivatives or hedges related to these currencies.

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
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Thirty-four cases have been resolved pursuant to confidential settlements fully funded by insurance. An additional sixty-two cases were recently resolved pursuant to confidential settlements that the Company expects to be fully funded by insurance, five of which were part of the group of cases scheduled to proceed to trial on April 3, 2017. The remaining cases are in various stages of discovery and pre-trial proceedings. The trial previously scheduled for April 3, 2017 was reset to begin in August 2017. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2017 - January 31, 2017	314	$31.87	—	$—
February 1, 2017 - February 28, 2017	—	—	—	—
March 1, 2017 - March 31, 2017	9,825	30.95	—	—
Total	10,139	$30.98	—
_______________________________________________________________________________

(1)	Represents shares withheld to pay for employee tax obligations upon the vesting of restricted stock units.

ITEM 6.    EXHIBIT

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 54 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF Industries Holdings, Inc.
Date: May 4, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Performance Restricted Stock Unit Award Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements