Form 10-Q
period 2017-06-30
CF Industries Holdings, Inc.
filed 2017-08-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,247,225 shares of the registrant's common stock, $0.01 par value per share, were outstanding at July 28, 2017.

CF INDUSTRIES HOLDINGS, INC.
PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net sales	$1,124	$1,134	$2,161	$2,138
Cost of sales	952	607	1,883	1,394
Gross margin	172	527	278	744
Selling, general and administrative expenses	49	52	95	97
Transaction costs	—	165	—	179
Other operating—net	10	63	16	124
Total other operating costs and expenses	59	280	111	400
Equity in losses of operating affiliates	(6)	(9)	(3)	(9)
Operating earnings	107	238	164	335
Interest expense	80	61	160	99
Interest income	(2)	(1)	(3)	(2)
Other non-operating—net	—	—	—	(2)
Earnings before income taxes	29	178	7	240
Income tax provision (benefit)	5	95	(8)	110
Net earnings	24	83	15	130
Less: Net earnings attributable to noncontrolling interests	21	36	35	57
Net earnings (loss) attributable to common stockholders	$3	$47	$(20)	$73
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.01	$0.20	$(0.09)	$0.31
Diluted	$0.01	$0.20	$(0.09)	$0.31
Weighted-average common shares outstanding:
Basic	233.5	233.3	233.2	233.2
Diluted	233.7	233.5	233.2	233.5
Dividends declared per common share	$0.30	$0.30	$0.60	$0.60
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net earnings	$24	$83	$15	$130
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	52	(38)	72	10
Defined benefit plans—net of taxes	1	(3)	1	(3)
	53	(41)	73	7
Comprehensive income	77	42	88	137
Less: Comprehensive income attributable to noncontrolling interests	21	36	35	57
Comprehensive income attributable to common stockholders	$56	$6	$53	$80

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$2,001	$1,164
Restricted cash	4	5
Accounts receivable—net	282	236
Inventories	325	339
Prepaid income taxes	34	841
Other current assets	29	70
Total current assets	2,675	2,655
Property, plant and equipment—net	9,441	9,652
Investments in affiliates	120	139
Goodwill	2,360	2,345
Other assets	340	340
Total assets	$14,936	$15,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$616	$638
Income taxes payable	—	1
Customer advances	5	42
Current portion of long-term debt	797	—
Other current liabilities	23	5
Total current liabilities	1,441	686
Long-term debt	4,986	5,778
Deferred income taxes	1,632	1,630
Other liabilities	487	545
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2017—233,232,669 shares issued and 2016—233,141,771 shares issued	2	2
Paid-in capital	1,388	1,380
Retained earnings	2,205	2,365
Treasury stock—at cost, 2017—386 shares and 2016—27,602 shares	—	(1)
Accumulated other comprehensive loss	(325)	(398)
Total stockholders' equity	3,270	3,348
Noncontrolling interests	3,120	3,144
Total equity	6,390	6,492
Total liabilities and equity	$14,936	$15,131
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	73	—	73	57	130
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	10	10	—	10
Defined benefit plans—net of taxes	—	—	—	—	(3)	(3)	—	(3)
Comprehensive income						80	57	137
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	9	—	9
Cash dividends ($0.60 per share)	—	—	—	(140)	—	(140)	—	(140)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(20)	(20)
Balance as of June 30, 2016	$2	$(150)	$1,384	$2,991	$(243)	$3,984	$3,181	$7,165
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(20)	—	(20)	35	15
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	72	72	—	72
Defined benefit plans—net of taxes	—	—	—	—	1	1	—	1
Comprehensive income						53	35	88
Issuance of $0.01 par value common stock under employee stock plans	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	9	—	9
Cash dividends ($0.60 per share)	—	—	—	(140)	—	(140)	—	(140)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of June 30, 2017	$2	$—	$1,388	$2,205	$(325)	$3,270	$3,120	$6,390

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(in millions)
Operating Activities:
Net earnings	$15	$130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	422	327
Deferred income taxes	(8)	875
Stock-based compensation expense	8	9
Unrealized net loss (gain) on natural gas and foreign currency derivatives	71	(189)
Unrealized loss on embedded derivative	3	—
Loss on disposal of property, plant and equipment	1	4
Undistributed losses of affiliates—net of taxes	6	1
Changes in:
Accounts receivable—net	(35)	24
Inventories	10	81
Accrued and prepaid income taxes	806	(673)
Accounts payable and accrued expenses	(12)	(67)
Customer advances	(37)	(149)
Other—net	(63)	73
Net cash provided by operating activities	1,187	446
Investing Activities:
Additions to property, plant and equipment	(185)	(1,379)
Proceeds from sale of property, plant and equipment	12	2
Distributions received from unconsolidated affiliates	6	—
Proceeds from sale of auction rate securities	9	—
Withdrawals from restricted cash funds	1	16
Other—net	—	3
Net cash used in investing activities	(157)	(1,358)
Financing Activities:
Proceeds from short-term borrowings	—	150
Payments of short-term borrowings	—	(150)
Financing fees	—	(5)
Dividends paid on common stock	(140)	(140)
Issuance of noncontrolling interest in CFN	—	2,800
Distributions to noncontrolling interests	(59)	(20)
Net cash (used in) provided by financing activities	(199)	2,635
Effect of exchange rate changes on cash and cash equivalents	6	(1)
Increase in cash and cash equivalents	837	1,722
Cash and cash equivalents at beginning of period	1,164	286
Cash and cash equivalents at end of period	$2,001	$2,008
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
Recently Issued Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. As modified by ASU No. 2015-14, Deferral of the Effective Date, the effective date of ASU No. 2014-09 is for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We continue to analyze the impact of ASU No. 2014-09 on our revenue contracts by comparing the revenue recognition that would have occurred from applying this ASU to revenue contracts that existed in 2015, 2016 and 2017. Based on analysis to date, we believe the adoption of ASU No. 2014-09 will not have a material impact on the revenue reported in our consolidated financial statements. We are also reviewing our business processes, systems, and controls to determine what changes are needed to support adoption, including the additional disclosures required under ASU No. 2014-09. We intend to adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017. The guidance will be applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance. Early adoption is permitted. We do not expect the provisions of this ASU will have a material effect on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use (ROU) assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. While we are continuing to evaluate the impact of the adoption of this ASU on our consolidated financial statements, we currently believe the most significant change relates to the recognition of new ROU assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including rail car leases and barge tow charters for the distribution of fertilizer.

3.   Net Earnings Per Share
Net earnings per share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$3	$47	$(20)	$73
Basic earnings per common share:
Weighted-average common shares outstanding	233.5	233.3	233.2	233.2
Net earnings (loss) attributable to common stockholders	$0.01	$0.20	$(0.09)	$0.31
Diluted earnings per common share:
Weighted-average common shares outstanding	233.5	233.3	233.2	233.2
Dilutive common shares—stock options	0.2	0.2	—	0.3
Diluted weighted-average shares outstanding	233.7	233.5	233.2	233.5
Net earnings (loss) attributable to common stockholders	$0.01	$0.20	$(0.09)	$0.31
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 6.0 million and 6.6 million for the three and six months ended June 30, 2017, respectively, and 4.4 million and 4.3 million for the three and six months ended June 30, 2016, respectively.
4.   Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Finished goods	$276	$279
Raw materials, spare parts and supplies	49	60
Total inventories	$325	$339

5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Land	$70	$69
Machinery and equipment	11,907	11,664
Buildings and improvements	879	878
Construction in progress	243	280
Property, plant and equipment(1)	13,099	12,891
Less: Accumulated depreciation and amortization	3,658	3,239
Property, plant and equipment—net	$9,441	$9,652
_______________________________________________________________________________

(1)
As of June 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of approximately$205 million and $225 million, respectively. These amounts included accruals related to our capacity expansion projects of $175 million and $185 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2016 and December 31, 2015, we had property, plant and equipment that was accrued but unpaid of $383 million and $543 million, respectively.

Depreciation and amortization related to property, plant and equipment was $208 million and $405 million for the three and six months ended June 30, 2017, respectively, and $146 million and $286 million for the three and six months ended June 30, 2016, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Six months ended June 30,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$206	$220
Additions	73	14
Depreciation	(56)	(42)
Effect of exchange rate changes	3	3
Ending balance	$226	$195
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

6.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of June 30, 2017 and December 31, 2016:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2016	$585	$828	$576	$286	$70	$2,345
Effect of exchange rate changes	1	—	—	12	2	15
Balance as of June 30, 2017	$586	$828	$576	$298	$72	$2,360
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$129	$(28)	$101	$125	$(24)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	31	(3)	28	29	(2)	27
Total intangible assets	$170	$(41)	$129	$164	$(36)	$128
Amortization expense of our identifiable intangible assets was $3 million and $5 million for the three and six months ended June 30, 2017, respectively, and $2 million and $4 million for the three and six months ended June 30, 2016, respectively.
Total estimated amortization expense for the remainder of 2017 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2017	$4
2018	8
2019	8
2020	8
2021	8
2022	8

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
As of June 30, 2017, the total carrying value of our equity method investment in PLNL of approximately $120 million was $62 million more than our share of PLNL's book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment and the value of an exclusive natural gas contract. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 16 years and 1 year, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences. Our equity in losses of PLNL for both the three and six months ended June 30, 2016 of $9 million includes the impact of a planned maintenance activity in the second quarter of 2016 that resulted in the shutdown of the PLNL ammonia plant for approximately 45 days.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $24 million and $44 million for the three and six months ended June 30, 2017, respectively, and $18 million and $34 million for the three and six months ended June 30, 2016, respectively.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL has experienced curtailments in the supply of natural gas from NGC, which have reduced the ammonia production at PLNL. In 2016, NGC communicated to PLNL that it does not recognize PLNL's exercise of its option to renew the NGC Contract for an additional five-year term beyond its current termination date in September 2018, and that any NGC commitment to supply gas beyond 2018 will need to be based on new agreements regarding volume and price. PLNL has initiated arbitration proceedings against NGC and asserted claims in connection with NGC’s failure to supply the contracted quantities of natural gas, and its refusal to recognize PLNL’s exercise of its option to extend the NGC Contract. PLNL is seeking declaratory and injunctive relief, as well as damages for past and ongoing curtailments. Although PLNL believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture that are uncertain at this time, including the quantities of gas NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. The carrying value of our equity method investment in PLNL at June 30, 2017 is approximately $120 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. PLNL is appealing the assessment. Based on the facts and circumstances of this matter, PLNL recorded an unrecognized tax benefit in the second quarter of 2017, which reduced our equity in earnings of PLNL for both the three and six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest.

8.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	June 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$93	$—	$—	$93
Cash equivalents:
U.S. and Canadian government obligations	1,893	—	—	1,893
Other debt securities	15	—	—	15
Total cash and cash equivalents	$2,001	$—	$—	$2,001
Restricted cash	4	—	—	4
Nonqualified employee benefit trusts	18	1	—	19

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$89	$—	$—	$89
Cash equivalents:
U.S. and Canadian government obligations	1,075	—	—	1,075
Total cash and cash equivalents	$1,164	$—	$—	$1,164
Restricted cash	5	—	—	5
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of June 30, 2017 and December 31, 2016 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	June 30, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,908	$1,908	$—	$—
Restricted cash	4	4	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	2	—	2	—
Derivative liabilities	(23)	—	(23)	—
Embedded derivative liability	(29)	—	(29)	—

	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,075	$1,075	$—	$—
Restricted cash	5	5	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	56	—	56	—
Derivative liabilities	(6)	—	(6)	—
Embedded derivative liability	(26)	—	(26)	—
Cash Equivalents
As of June 30, 2017 and December 31, 2016, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
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
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps and natural gas options traded in the over-the-counter (OTC) markets with multinational commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. See Note 12—Derivative Financial Instruments for additional information.
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
During the six months ended June 30, 2017, we recorded adjustments to adjust the value of the embedded derivative liability by $3 million to $29 million. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. The charges to reflect the changes in fair value for the three and six months ended June 30, 2017, of $2 million and $3 million, respectively, are included in other operating—net in our consolidated statement of operations. As of June 30, 2017 and December 31, 2016, the embedded derivative liability of $29 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,783	$5,742	$5,778	$5,506
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
Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied, under the NGC Contract, by NGC. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. See Note 7—Equity Method Investments for additional information.
9.   Income Taxes
For the three months ended June 30, 2017, we recorded an income tax provision of $5 million on pre-tax income of $29 million, or an effective tax rate of 17.7%, compared to an income tax provision of $95 million on pre-tax income of $178 million, or an effective tax rate of 53.2%, for the three months ended June 30, 2016. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the three months ended June 30, 2017 is 63.3% as compared to an effective tax rate of 66.9% for the three months ended June 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and Terra Nitrogen Company L.P. (TNCLP), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $21 million in the second quarter of 2017 and $36 million in the second quarter of 2016, which are included in pre-tax income, have the effect of reducing the effective tax rate in both periods. See Note 13—Noncontrolling Interests for additional information.
The effective tax rate for the three months ended June 30, 2017 is also impacted by the unrecognized tax benefit recorded by PLNL, which reduces our earnings before income taxes by $7 million but does not change our income tax provision as the adjustment is not tax effected. See Note 7—Equity Method Investments for additional information.
The effective tax rate for the three months ended June 30, 2016 was also higher than expected as a result of the impact of the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred taxes, partially offset by the impact of certain transaction costs capitalized in a prior tax year that became deductible as a result of the termination of our proposed combination transaction with OCI N.V.

During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $174 million (or approximately $134 million), including provincial taxes but excluding any interest or penalties, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $87 million (or approximately $67 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. The competent authorities of Canada and the United States have been notified of the potential need for competent authority assistance.
As of June 30, 2017 and December 31, 2016, we had prepaid income taxes in the amount of $34 million and $841 million, respectively. In June 2017, we received a federal tax refund of approximately $815 million from the carryback of certain U.S. tax losses from 2016 to prior tax periods.
During the second quarter of 2017, the valuation allowance for the net operating losses of a subsidiary of the Company that were recorded in prior periods was reduced by $12 million as the result of a statutory income tax rate change.
On July 6, 2017, the State of Illinois enacted an income tax rate increase that will impact future tax assets and liabilities as recorded by the Company. The impact of this rate change is approximately $5 million and will be recorded in the period of enactment.
10.   Interest Expense
Details of interest expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest on borrowings(1)	$76	$75	$152	$151
Fees on financing agreements(1)(2)	4	32	8	36
Interest on tax liabilities	—	—	1	1
Interest capitalized(3)	—	(46)	(1)	(89)
Total interest expense	$80	$61	$160	$99
_______________________________________________________________________________

(1)	See Note 11—Financing Agreements for additional information.

(2)
Fees on financing agreements for both the three and six months ended June 30, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of an agreement to combine between CF Holdings and OCI N.V.

(3)	For the three and six months ended June 30, 2016, amounts include interest capitalized for our capacity expansion projects, which were completed as of December 31, 2016.

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

As of June 30, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2017 or December 31, 2016, or during the six months ended June 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of June 30, 2017, approximately $70 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	June 30, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$797	$800	$795
7.125% due May 2020	7.529%	800	792	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	492	500	491
4.500% due December 2026	4.759%	750	735	750	735
Total long-term debt		$5,850	$5,783	$5,850	$5,778
Less: Current portion		800	797	—	—
Long-term debt		$5,050	$4,986	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both June 30, 2017 and December 31, 2016, and total deferred debt issuance costs were $55 million and $60 million as of June 30, 2017 and December 31, 2016, respectively.

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
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of June 30, 2017, we have natural gas derivative contracts covering periods through December 2018.
As of June 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 112.3 million MMBtus (millions of British thermal units) and 183.0 million MMBtus, respectively. For the six months ended June 30, 2017, we used derivatives to cover approximately 42% of our natural gas consumption.
Foreign Currency Exchange Rates
A portion of the costs for our capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex were euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.
As of June 30, 2017, accumulated other comprehensive loss (AOCL) includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in AOCL is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended June 30,		Six months ended June 30,
	Location	2017	2016	2017	2016
		(in millions)
Natural gas derivatives	Cost of sales	$(18)	$211	$(71)	$190
Foreign exchange contracts	Other operating—net	—	(4)	—	(1)
Unrealized net (losses) gains recognized in income		(18)	207	(71)	189
Realized net losses		(3)	(59)	(2)	(115)
Net derivative (losses) gains		$(21)	$148	$(73)	$74

The fair values of derivatives on our consolidated balance sheets are shown below. As of June 30, 2017 and December 31, 2016, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$2	$52	Other current liabilities	$(18)	$—
Natural gas derivatives	Other assets	—	4	Other liabilities	(5)	(6)
Total derivatives		$2	$56		$(23)	$(6)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of June 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $23 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At June 30, 2017, we had $100 thousand of cash collateral on deposit with one of our counterparties for derivative contracts. At December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of June 30, 2017 and December 31, 2016:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
June 30, 2017
Total derivative assets	$2	$2	$—	$—
Total derivative liabilities	(23)	(2)	—	(21)
Net derivative liabilities	$(21)	$—	$—	$(21)
December 31, 2016
Total derivative assets	$56	$6	$—	$50
Total derivative liabilities	(6)	(6)	—	—
Net derivative assets	$50	$—	$—	$50
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

	Six months ended June 30,
	2017			2016
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,806	$338	$3,144	$—	$352	$352
Issuance of noncontrolling interest in CFN	—	—	—	2,792	—	2,792
Earnings attributable to noncontrolling interests	23	12	35	40	17	57
Declaration of distributions payable	(48)	(11)	(59)	—	(20)	(20)
Ending balance	$2,781	$339	$3,120	$2,832	$349	$3,181
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	48	11	59	—	20	20
Distributions to noncontrolling interests	(48)	(11)	(59)	—	(20)	(20)
Ending balance	$—	$—	$—	$—	$—	$—
CF Industries Nitrogen, LLC (CFN)
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN's limited liability company agreement, each member’s percentage membership interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS' interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. On February 1, 2016, CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.
In the third quarter of 2017, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2017 in accordance with the CFN limited liability company agreement. On July 31, 2017, CFN distributed $59 million to CHS for the distribution period ended June 30, 2017.
Additionally, under the terms of the strategic venture, if our credit rating is reduced below certain levels by two of three specified credit rating agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. We recognized this term of the strategic venture as an embedded derivative. As of June 30, 2017 and December 31, 2016, the embedded derivative liability of $29 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheet. The $3 million charge to reflect the change in fair value for the six months ended June 30, 2017 is included in other operating—net in our consolidated statement of operations. See Note 8—Fair Value Measurements for additional information.

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
In each of the first and second quarters of 2017 and 2016, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP has assigned its right to receive such incentive distributions to an affiliate of TNGP that is also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the six months ended June 30, 2017 and 2016, were $14 million and $47 million, respectively.
As of June 30, 2017, TNGP and its affiliates owned approximately 75.1% of TNCLP's outstanding common units. When not more than 25% of TNCLP's issued and outstanding common units are held by persons other than TNGP and its affiliates (collectively, non-affiliated persons), as was the case at June 30, 2017, TNCLP, at TNGP's sole discretion, may call or assign to TNGP or its affiliates, TNCLP's right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If TNGP elects to acquire all outstanding common units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

14.   Defined Benefit Pension Plans
We contributed $69 million to our pension plans during the six months ended June 30, 2017, and expect to contribute an additional $12 million, or a total of approximately $81 million for the full year 2017. The contributions include a voluntary contribution of $59 million made to our U.S. pension plan in the second quarter.

15.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Loss arising during the period	—	—	—	(3)	(3)
Effect of exchange rate changes and deferred taxes	10	—	—	—	10
Balance as of June 30, 2016	$(188)	$1	$5	$(61)	$(243)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Gain arising during the period	—	—	—	7	7
Effect of exchange rate changes and deferred taxes	72	—	—	(6)	66
Balance as of June 30, 2017	$(200)	$1	$5	$(131)	$(325)
There were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the six months ended June 30, 2017 and 2016.

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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Over one hundred forty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is scheduled to begin on January 16, 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

In July 2011, the EPA approved a revision to Louisiana's air pollution program that eliminated the requirement for Baton Rouge area companies to pay Section 185 fees, based on Baton Rouge's ultimate attainment of the 1-hour standard through permanent and enforceable emissions reductions. The EPA's approval of the Louisiana air program revision became effective on August 8, 2011. However, a July 2011 decision by the federal D.C. Circuit Court of Appeals struck down a similar, but perhaps distinguishable, EPA guidance document regarding alternatives to Section 185 fees. At this time, the viability of EPA's approval of Louisiana's elimination of Section 185 fees is uncertain. Regardless of the approach ultimately adopted by the EPA, we expect that it is likely to be challenged by the environmental community, the states, and/or affected industries. Therefore, the costs associated with compliance with the Act cannot be determined at this time, and we cannot reasonably estimate the impact on our consolidated financial position, results of operations or cash flows.
Since 2011, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. On December 15, 2016, the EPA redesignated the Baton Rouge Nonattainment Area as "attainment" with the 2008 8-hour ozone standard. However, based on 2013-2015 air quality monitoring data, the State of Louisiana has recommended that the EPA designate the Baton Rouge area as "non-attainment" pursuant to the updated 2015 8-hour ozone standard. Although the EPA was supposed to designate areas under the 2015 standard by October 2017, the EPA announced in June 2017 that it was extending the deadline to establish designations under the 2015 ozone standard until October 2018.
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
Segment data for sales, cost of sales and gross margin for the three and six months ended June 30, 2017 and 2016 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended June 30, 2017
Net sales	$389	$259	$286	$112	$78	$1,124
Cost of sales	302	235	248	102	65	952
Gross margin	$87	$24	$38	$10	$13	172
Total other operating costs and expenses						59
Equity in losses of operating affiliates						(6)
Operating earnings						$107
Three months ended June 30, 2016
Net sales	$358	$240	$370	$90	$76	$1,134
Cost of sales	152	118	197	90	50	607
Gross margin	$206	$122	$173	$—	$26	527
Total other operating costs and expenses						280
Equity in losses of operating affiliates						(9)
Operating earnings						$238

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Six months ended June 30, 2017
Net sales	$671	$497	$603	$237	$153	$2,161
Cost of sales	567	448	530	208	130	1,883
Gross margin	$104	$49	$73	$29	$23	278
Total other operating costs and expenses						111
Equity in losses of operating affiliates						(3)
Operating earnings						$164
Six months ended June 30, 2016
Net sales	$625	$475	$679	$215	$144	$2,138
Cost of sales	356	293	428	202	115	1,394
Gross margin	$269	$182	$251	$13	$29	744
Total other operating costs and expenses						400
Equity in losses of operating affiliates						(9)
Operating earnings						$335
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

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
Presented below are condensed consolidating statements of operations for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and six months ended June 30, 2017 and 2016, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the six months ended June 30, 2017 and 2016, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of June 30, 2017 and December 31, 2016. To reflect the additional Subsidiary Guarantors that became effective on November 21, 2016, the condensed consolidating statement of operations for the three and six months ended June 30, 2016 and statement of cash flows for the six months ended June 30, 2016 have been restated to reflect the separate Subsidiary Guarantors. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
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

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$111	$903	$833	$(723)	$1,124
Cost of sales	—	71	870	734	(723)	952
Gross margin	—	40	33	99	—	172
Selling, general and administrative expenses	2	3	27	17	—	49
Other operating—net	—	(1)	1	10	—	10
Total other operating costs and expenses	2	2	28	27	—	59
Equity in losses of operating affiliates	—	—	—	(6)	—	(6)
Operating (loss) earnings	(2)	38	5	66	—	107
Interest expense	—	80	9	2	(11)	80
Interest income	—	(8)	(1)	(4)	11	(2)
Net earnings of wholly owned subsidiaries	(4)	(27)	(42)	—	73	—
Earnings (loss) before income taxes	2	(7)	39	68	(73)	29
Income tax (benefit) provision	(1)	(11)	15	2	—	5
Net earnings	3	4	24	66	(73)	24
Less: Net earnings attributable to noncontrolling interests	—	—	—	21	—	21
Net earnings attributable to common stockholders	$3	$4	$24	$45	$(73)	$3

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$3	$4	$24	$66	$(73)	$24
Other comprehensive income	53	53	37	50	(140)	53
Comprehensive income	56	57	61	116	(213)	77
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	21	—	21
Comprehensive income attributable to common stockholders	$56	$57	$61	$95	$(213)	$56

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$201	$1,725	$1,729	$(1,494)	$2,161
Cost of sales	—	122	1,763	1,492	(1,494)	1,883
Gross margin	—	79	(38)	237	—	278
Selling, general and administrative expenses	2	5	55	33	—	95
Other operating—net	—	(2)	2	16	—	16
Total other operating costs and expenses	2	3	57	49	—	111
Equity in losses of operating affiliates	—	—	—	(3)	—	(3)
Operating (loss) earnings	(2)	76	(95)	185	—	164
Interest expense	—	161	20	3	(24)	160
Interest income	—	(19)	(2)	(6)	24	(3)
Net loss (earnings) of wholly owned subsidiaries	19	(24)	(140)	—	145	—
(Loss) earnings before income taxes	(21)	(42)	27	188	(145)	7
Income tax (benefit) provision	(1)	(23)	10	6	—	(8)
Net (loss) earnings	(20)	(19)	17	182	(145)	15
Less: Net earnings attributable to noncontrolling interests	—	—	—	35	—	35
Net (loss) earnings attributable to common stockholders	$(20)	$(19)	$17	$147	$(145)	$(20)

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(20)	$(19)	$17	$182	$(145)	$15
Other comprehensive income	73	73	49	68	(190)	73
Comprehensive income	53	54	66	250	(335)	88
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	35	—	35
Comprehensive income attributable to common stockholders	$53	$54	$66	$215	$(335)	$53

Condensed Consolidating Statement of Operations

	Three months ended June 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$57	$940	$767	$(630)	$1,134
Cost of sales	—	78	646	513	(630)	607
Gross margin	—	(21)	294	254	—	527
Selling, general and administrative expenses	1	3	33	15	—	52
Transaction costs	(56)	—	221	—	—	165
Other operating—net	1	(1)	4	59	—	63
Total other operating costs and expenses	(54)	2	258	74	—	280
Equity in losses of operating affiliates	—	—	—	(9)	—	(9)
Operating earnings (loss)	54	(23)	36	171	—	238
Interest expense	—	76	49	(44)	(20)	61
Interest income	—	(15)	(1)	(5)	20	(1)
Net earnings of wholly owned subsidiaries	(23)	(61)	(178)	—	262	—
Earnings (loss) before income taxes	77	(23)	166	220	(262)	178
Income tax provision (benefit)	30	(46)	86	25	—	95
Net earnings	47	23	80	195	(262)	83
Less: Net earnings attributable to noncontrolling interest	—	—	—	36	—	36
Net earnings attributable to common stockholders	$47	$23	$80	$159	$(262)	$47

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended June 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$47	$23	$80	$195	$(262)	$83
Other comprehensive loss	(41)	(41)	(40)	—	81	(41)
Comprehensive income (loss)	6	(18)	40	195	(181)	42
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	36	—	36
Comprehensive income (loss) attributable to common stockholders	$6	$(18)	$40	$159	$(181)	$6

Condensed Consolidating Statement of Operations

	Six months ended June 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$202	$1,743	$1,509	$(1,316)	$2,138
Cost of sales	—	126	1,481	1,103	(1,316)	1,394
Gross margin	—	76	262	406	—	744
Selling, general and administrative expenses	2	4	62	29	—	97
Transaction costs	(46)	—	224	1	—	179
Other operating—net	—	—	8	116	—	124
Total other operating costs and expenses	(44)	4	294	146	—	400
Equity in losses of operating affiliates	—	—	—	(9)	—	(9)
Operating earnings (loss)	44	72	(32)	251	—	335
Interest expense	—	162	61	(76)	(48)	99
Interest income	—	(32)	(6)	(12)	48	(2)
Net earnings of wholly owned subsidiaries	(55)	(76)	(291)	—	422	—
Other non-operating—net	—	—	—	(2)	—	(2)
Earnings before income taxes	99	18	204	341	(422)	240
Income tax provision (benefit)	26	(37)	103	18	—	110
Net earnings	73	55	101	323	(422)	130
Less: Net earnings attributable to noncontrolling interest	—	—	—	57	—	57
Net earnings attributable to common stockholders	$73	$55	$101	$266	$(422)	$73

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$73	$55	$101	$323	$(422)	$130
Other comprehensive income	7	7	7	—	(14)	7
Comprehensive income	80	62	108	323	(436)	137
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	57	—	57
Comprehensive income attributable to common stockholders	$80	$62	$108	$266	$(436)	$80

Condensed Consolidating Balance Sheet

	June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$31	$1,406	$564	$—	$2,001
Restricted cash	—	—	—	4	—	4
Accounts and notes receivable—net	12	902	1,589	311	(2,532)	282
Inventories	—	—	143	182	—	325
Prepaid income taxes	—	—	21	13	—	34
Other current assets	—	—	19	10	—	29
Total current assets	12	933	3,178	1,084	(2,532)	2,675
Property, plant and equipment—net	—	—	125	9,316	—	9,441
Deferred income taxes	—	22	—	—	(22)	—
Investments in affiliates	3,765	9,464	6,629	120	(19,858)	120
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,063	297	—	2,360
Other assets	—	82	96	404	(242)	340
Total assets	$4,348	$10,501	$12,091	$11,221	$(23,225)	$14,936
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,078	$369	$1,197	$504	$(2,532)	$616
Customer advances	—	—	5	—	—	5
Current portion of long-term debt	—	797	—	—	—	797
Other current liabilities	—	—	20	3	—	23
Total current liabilities	1,078	1,166	1,222	507	(2,532)	1,441
Long-term debt	—	4,986	169	73	(242)	4,986
Deferred income taxes	—	—	1,479	175	(22)	1,632
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	15	256	216	—	487
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,921	(4,921)	2
Paid-in capital	1,388	(13)	9,505	1,783	(11,275)	1,388
Retained earnings	2,205	4,101	(310)	701	(4,492)	2,205
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(325)	(325)	(222)	(283)	830	(325)
Total stockholders' equity	3,270	3,763	8,973	7,122	(19,858)	3,270
Noncontrolling interests	—	—	(8)	3,128	—	3,120
Total equity	3,270	3,763	8,965	10,250	(19,858)	6,390
Total liabilities and equity	$4,348	$10,501	$12,091	$11,221	$(23,225)	$14,936

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$36	$878	$250	$—	$1,164
Restricted cash	—	—	—	5	—	5
Accounts and notes receivable—net	20	1,259	1,418	495	(2,956)	236
Inventories	—	—	164	175	—	339
Prepaid income taxes	—	—	839	2	—	841
Other current assets	—	—	59	11	—	70
Total current assets	20	1,295	3,358	938	(2,956)	2,655
Property, plant and equipment—net	—	—	131	9,521	—	9,652
Investments in affiliates	3,711	9,370	6,019	139	(19,100)	139
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	281	—	2,345
Other assets	—	85	101	385	(231)	340
Total assets	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$954	$418	$1,505	$717	$(2,956)	$638
Income taxes payable	—	—	—	1	—	1
Customer advances	—	—	42	—	—	42
Other current liabilities	—	—	5	—	—	5
Total current liabilities	954	418	1,552	718	(2,956)	686
Long-term debt	—	5,903	39	67	(231)	5,778
Deferred income taxes	—	90	1,374	166	—	1,630
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	59	270	216	—	545
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,383	(4,383)	2
Paid-in capital	1,380	(13)	9,045	2,246	(11,278)	1,380
Retained earnings	2,365	4,120	(329)	668	(4,459)	2,365
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(398)	(398)	(271)	(351)	1,020	(398)
Total stockholders' equity	3,348	3,709	8,445	6,946	(19,100)	3,348
Noncontrolling interests	—	—	(7)	3,151	—	3,144
Total equity	3,348	3,709	8,438	10,097	(19,100)	6,492
Total liabilities and equity	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(20)	$(19)	$17	$182	$(145)	$15
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6	11	405	—	422
Deferred income taxes	—	—	(9)	1	—	(8)
Stock-based compensation expense	8	—	—	—	—	8
Unrealized net loss on natural gas and foreign currency derivatives	—	—	60	11	—	71
Unrealized loss on embedded derivative	—	—	3	—	—	3
Loss on disposal of property, plant and equipment	—	—	—	1	—	1
Undistributed (earnings) loss of affiliates—net	19	(23)	(141)	6	145	6
Changes in:
Intercompany accounts receivable/accounts payable—net	(7)	(56)	119	(56)	—	—
Accounts receivable—net	—	(9)	(19)	(7)	—	(35)
Inventories	—	—	15	(5)	—	10
Accrued and prepaid income taxes	—	(23)	840	(11)	—	806
Accounts and notes payable and accrued expenses	—	12	2	(26)	—	(12)
Customer advances	—	—	(37)	—	—	(37)
Other—net	—	(3)	(46)	(14)	—	(63)
Net cash (used in) provided by operating activities	—	(115)	815	487	—	1,187
Investing Activities:
Additions to property, plant and equipment	—	—	(5)	(180)	—	(185)
Proceeds from sale of property, plant and equipment	—	—	—	12	—	12
Distributions received from unconsolidated affiliates	—	—	—	6	—	6
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Withdrawals from restricted cash funds	—	—	—	1	—	1
Net cash used in investing activities	—	9	(5)	(161)	—	(157)
Financing Activities:
Long-term debt—net	—	(126)	129	(3)	—	—
Short-term debt—net	140	227	(449)	82	—	—
Dividends paid on common stock	(140)	—	—	(38)	38	(140)
Dividends to/from affiliates	—	—	38	—	(38)	—
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Net cash provided by (used in) financing activities	—	101	(282)	(18)	—	(199)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6	—	6
(Decrease) increase in cash and cash equivalents	—	(5)	528	314	—	837
Cash and cash equivalents at beginning of period	—	36	878	250	—	1,164
Cash and cash equivalents at end of period	$—	$31	$1,406	$564	$—	$2,001

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$73	$55	$101	$323	$(422)	$130
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	(1)	44	284	—	327
Deferred income taxes	—	19	852	4	—	875
Stock-based compensation expense	9	—	—	—	—	9
Unrealized net gain on natural gas and foreign currency derivatives	—	—	(165)	(24)	—	(189)
Loss on disposal of property, plant and equipment	—	—	—	4	—	4
Undistributed (earnings) losses of affiliates—net	(55)	(77)	(292)	3	422	1
Changes in:
Intercompany accounts receivable/accounts payable—net	1	92	204	(297)	—	—
Accounts receivable—net	—	39	(20)	5	—	24
Inventories	—	—	47	34	—	81
Accrued and prepaid income taxes	—	—	(674)	1	—	(673)
Accounts and notes payable and accrued expenses	(9)	(58)	(2)	2	—	(67)
Customer advances	—	—	(149)	—	—	(149)
Other—net	—	—	4	69	—	73
Net cash provided by (used in) operating activities	19	69	(50)	408	—	446
Investing Activities:
Additions to property, plant and equipment	—	—	(11)	(1,368)	—	(1,379)
Proceeds from sale of property, plant and equipment	—	—	—	2	—	2
Withdrawals from restricted cash funds	—	—	—	16	—	16
Other—net	—	—	(400)	3	400	3
Net cash used in investing activities	—	—	(411)	(1,347)	400	(1,358)
Financing Activities:
Short-term debt—net	(17)	(61)	(172)	250	—	—
Proceeds from short-term debt	—	150	—	—	—	150
Payments on short-term debt	—	(150)	—	—	—	(150)
Financing fees	—	(5)	—	—	—	(5)
Dividends paid on common stock	(140)	(140)	(140)	(109)	389	(140)
Dividends to/from affiliates	140	140	109	—	(389)	—
Issuance of noncontrolling interest in CFN	—	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	—	(20)	—	(20)
Distribution received for CHS strategic venture	—	—	2,000	(2,000)	—	—
Other—net	—	—	—	400	(400)	—
Net cash (used in) provided by financing activities	(17)	(66)	1,797	1,321	(400)	2,635
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	2	3	1,336	381	—	1,722
Cash and cash equivalents at beginning of period	1	—	121	164	—	286
Cash and cash equivalents at end of period	$3	$3	$1,457	$545	$—	$2,008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Second Quarter of 2017 Compared to Second Quarter of 2016

•	Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), in which we own approximately 89% and CHS Inc. (CHS), owns the remainder. See Note 13—Noncontrolling Interests to our unaudited interim consolidated financial statements for additional information on our strategic venture with CHS.

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
A significant amount of new nitrogen production capacity came on line in 2016 and the first half of 2017, and additional production capacity is expected to come on line in the second half of 2017, including a significant increase in production capacity located in North America. The new capacity will further increase supply. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to continued imports from various exporting regions and decreased North American buyer interest as a result of greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into the North American market increased fertilizer supply, which pressured selling prices downward as the quarter ended. During the second quarter of 2017, anticipated demand failed to materialize and the increased imports into the United States that occurred in the first quarter of 2017 continued in the second quarter, negatively impacting selling prices.
The greater global nitrogen supply availability and resulting low nitrogen fertilizer selling prices significantly impacted our results for the three and six months ended June 30, 2017. The average selling price for our products for the three months ended June 30, 2017 was $223 per ton compared to $249 per ton for the three months ended June 30, 2016, a decrease of 10% resulting in a decrease in both net sales and gross margin by approximately $149 million between the periods. The average selling prices for our products in the six months ended June 30, 2017 was $221 per ton compared to $248 per ton for the six months ended June 30, 2016, a decrease of 11%, resulting in a decrease in both net sales and gross margin of approximately $264 million between the periods. In addition to the direct impact of lower selling prices, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices.
In addition to the impact of market conditions on nitrogen fertilizer selling prices, certain significant items impacted our financial results during the three and six months ended June 30, 2017 and 2016. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended June 30, 2017 and 2016, we reported net earnings attributable to common stockholders of $3 million and $47 million, respectively. During the six months ended June 30, 2017 and 2016, we reported net (loss) earnings attributable to common stockholders of $(20) million and $73 million, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)				(in millions)
Depreciation and amortization(1)	$217	$137	$181	$114	$422	$265	$327	$205
Unrealized net mark-to-market loss (gain) on natural gas derivatives(2)	18	11	(211)	(132)	71	44	(190)	(119)
Transaction costs	—	—	165	84	—	—	179	96
Loss on foreign currency transactions including intercompany loans(3)	1	1	38	37	1	1	83	81
Capacity expansion project expenses(3)	—	—	19	12	—	—	35	22
Equity method investment tax contingency accrual(4)	7	7	—	—	7	7	—	—
Financing costs related to bridge loan commitment fee(5)	—	—	28	18	—	—	28	18
Strategic Venture with CHS:
Noncontrolling interest(6)	15	15	23	23	23	23	40	40
Loss on embedded derivative(3)	2	1	—	—	3	2	—	—
Total Impact of Significant Items	$260	$172	$243	$156	$527	$342	$502	$343
______________________________________________________________________________
(1)    Included primarily in cost of sales and selling, general and administrative expenses in our consolidated statements of operations.
(2)    Included in cost of sales in our consolidated statements of operations.
(3)    Included in other operating—net in our consolidated statements of operations.
(4)    Included in equity in losses of operating affiliates in our consolidated statements of operations.
(5)    Included in interest expense in our consolidated statements of operations.
(6)    Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.

The following describes the significant items that impacted the comparability of our financial results for the three and six months ended June 30, 2017 and 2016. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts.
Depreciation and amortization
Total depreciation and amortization expense recognized in the three and six months ended June 30, 2017 was $217 million and $422 million, respectively, and for the three and six months ended June 30, 2016 was $181 million and $327 million, respectively. This increase in depreciation expense reflects the completion of our capacity expansion projects and placing in service all five of the new plants prior to the end of 2016. The capacity expansion projects were originally announced in 2012 and included the construction of new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The following table indicates the quarter in which each of the five expansion plants were placed in service.

Quarter placed in service	Expansion plant location
Q4 2015	Donaldsonville Urea
Q1 2016	Donaldsonville UAN
Q4 2016	Donaldsonville Ammonia
Q4 2016	Port Neal Ammonia and Urea
Depreciation expense pertaining to each of our capacity expansion plants commenced once the applicable plant was placed in service.

Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended June 30, 2017 and 2016, we recognized unrealized net mark-to-market losses (gains) on natural gas derivatives of $18 million and $(211) million, respectively. In the six months ended June 30, 2017 and 2016, we recognized unrealized net mark-to-market losses (gains) of $71 million and $(190) million, respectively.
Transaction costs
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement under which the parties agreed to terminate the Combination Agreement by mutual written consent. In the three and six months ended June 30, 2016, we incurred $165 million and $179 million, respectively, of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS, including a $150 million termination fee paid to OCI in the second quarter of 2016 and costs for various consulting and legal services.
Loss on foreign currency transactions including intercompany loans
In the three and six months ended June 30, 2016, we recognized losses of $38 million and $83 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in the three and six months ended June 30, 2017.
Capacity expansion project expenses
Our capacity expansion projects were completed as of December 31, 2016. Capacity expansion project expenses in the three and six months ended June 30, 2016 were $19 million and $35 million, respectively, generally consisting of administrative costs and other project costs that did not qualify for capitalization.
Equity method investment tax contingency accrual
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against our equity method investment in the Republic of Trinidad and Tobago, PLNL, related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. PLNL is appealing the assessment. Based on the facts and circumstances of this matter, PLNL recorded an unrecognized tax benefit in the second quarter of 2017, which reduced our equity in earnings of PLNL for both the three and six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest.
Strategic Venture with CHS
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN's limited liability company agreement, each member’s percentage membership interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. We began recognizing the noncontrolling interest pertaining to CHS’ ownership interest in CFN on February 1, 2016. We recognized earnings attributable to the noncontrolling interest in CFN of $15 million and $23 million for the three and six months ended June 30, 2017, respectively, and $23 million and $40 million for the three and six months ended June 30, 2016, respectively. See Note 13—Noncontrolling Interests for additional information on our strategic venture with CHS.

Under the terms of our strategic venture with CHS, if our credit rating is reduced below certain levels by two of three specified credit rating agencies, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative liability. Included in other operating-net in our consolidated statement of operations for the three and six months ended June 30, 2017 are unrealized losses of $2 million and $3 million, respectively, to adjust the liability to fair value.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $3 million for the three months ended June 30, 2017 compared to $47 million for the three months ended June 30, 2016, a decrease of $44 million. Diluted net earnings per share attributable to common stockholders was $0.01 in the second quarter of 2017 compared to $0.20 in the second quarter of 2016.
During the second quarter of 2017, we experienced lower net earnings attributable to common stockholders compared to the second quarter of 2016 due primarily to lower gross margin as a result of higher unrealized net mark-to-market losses on natural gas derivatives, lower average selling prices resulting from the excess global supply of nitrogen fertilizer, higher natural gas costs, and higher depreciation as a result of the completion of our capacity expansion projects. These items were partially offset by an increase in sales volume as a result of increased production from the completion of our capacity expansion projects.
Net interest expense increased to $78 million in the three months ended June 30, 2017 from $60 million in the three months ended June 30, 2016, due primarily to higher amounts of capitalized interest in 2016 related to our capacity expansion projects that reduced interest expense in 2016. The completion of our capacity expansion projects reduced the amount of capitalized interest in 2017. No capitalized interest was recorded for the three months ended June 30, 2017 compared to $46 million for the three months ended June 30, 2016.
Our total gross margin declined by $355 million, or 67%, to $172 million in the second quarter of 2017 from $527 million in the second quarter of 2016. The change in gross margin was due primarily to:
•a higher unrealized net mark-to-market loss on natural gas derivatives, which decreased gross margin by $229 million as the second quarter of 2017 included an $18 million loss and the second quarter of 2016 included a $211 million gain,
•a decrease in average selling prices of 10%, which reduced gross margin by $149 million, which impacted all of our nitrogen products. The average selling prices for ammonia, granular urea and UAN declined by 18%, 14% and 13% in the second quarter, respectively,
•an increase in physical natural gas costs in the second quarter of 2017, partially offset by the impact of natural gas derivatives that settled in the period, which decreased gross margin by $57 million as compared to the second quarter of 2016,
•an increase in depreciation and amortization due to the completion of our capacity expansion projects,
•partially offset by an increase in sales volume of 11%, which increased gross margin by $82 million, primarily driven by an increase in sales volume for ammonia and granular urea of 32% and 26%, respectively, as well as targeted cost reduction initiatives and production efficiencies due to increased volume.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$1,124	$1,134	$(10)	(1)%	$2,161	$2,138	$23	1%
Cost of sales	952	607	345	57%	1,883	1,394	489	35%
Gross margin	172	527	(355)	(67)%	278	744	(466)	(63)%
Gross margin percentage	15.3%	46.5%	(31.2)%		12.9%	34.8%	(21.9)%
Selling, general and administrative expenses	49	52	(3)	(6)%	95	97	(2)	(2)%
Transaction costs	—	165	(165)	(100)%	—	179	(179)	(100)%
Other operating—net	10	63	(53)	(84)%	16	124	(108)	(87)%
Total other operating costs and expenses	59	280	(221)	(79)%	111	400	(289)	(72)%
Equity in losses of operating affiliates	(6)	(9)	3	33%	(3)	(9)	6	67%
Operating earnings	107	238	(131)	(55)%	164	335	(171)	(51)%
Interest expense—net	78	60	18	30%	157	97	60	62%
Other non-operating—net	—	—	—	—%	—	(2)	2	100%
Earnings before income taxes	29	178	(149)	(84)%	7	240	(233)	(97)%
Income tax provision (benefit)	5	95	(90)	(95)%	(8)	110	(118)	N/M
Net earnings	24	83	(59)	(71)%	15	130	(115)	(88)%
Less: Net earnings attributable to noncontrolling interests	21	36	(15)	(42)%	35	57	(22)	(39)%
Net earnings (loss) attributable to common stockholders	$3	$47	$(44)	(94)%	$(20)	$73	$(93)	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$0.01	$0.20	$(0.19)	(95)%	$(0.09)	$0.31	$(0.40)	N/M
Diluted weighted-average common shares outstanding	233.7	233.5	0.2	—%	233.2	233.5	(0.3)	—%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.60	$0.60	$—	—%
Natural Gas Supplemental Data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.35	$2.10	$1.25	60%	$3.50	$2.29	$1.21	53%
Realized derivatives loss in cost of sales(2)	0.04	0.75	(0.71)	(95)%	0.01	0.77	(0.76)	(99)%
Cost of natural gas in cost of sales	$3.39	$2.85	$0.54	19%	$3.51	$3.06	$0.45	15%
Average daily market price of natural gas Henry Hub (Louisiana)	$3.05	$2.10	$0.95	45%	$3.02	$2.04	$0.98	48%
Average daily market price of natural gas National Balancing Point (UK)	$4.85	$4.50	$0.35	8%	$5.43	$4.43	$1.00	23%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$18	$(211)	$229	N/M	$71	$(190)	$261	N/M
Capital expenditures	$91	$703	$(612)	(87)%	$185	$1,379	$(1,194)	(87)%
Sales volume by product tons (000s)	5,046	4,557	489	11%	9,791	8,608	1,183	14%
Production volume by product tons (000s):
Ammonia(3)	2,656	1,991	665	33%	5,164	3,994	1,170	29%
Granular urea	1,236	808	428	53%	2,238	1,627	611	38%
UAN (32%)	1,722	1,771	(49)	(3)%	3,539	3,289	250	8%
AN	459	386	73	19%	1,001	817	184	23%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out (FIFO) inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales
Our total net sales decreased $10 million, or 1%, to $1,124 million in the second quarter of 2017 compared to $1,134 million in the second quarter of 2016 due primarily to a 10% decrease in average selling prices partially offset by an 11% increase in sales volume.
Average selling prices were $223 per ton in the second quarter of 2017 compared to $249 per ton in the second quarter of 2016 due primarily to lower ammonia, granular urea and UAN selling prices in 2017. Selling prices were negatively impacted by greater global nitrogen supply availability. During the second quarter of 2017, anticipated demand failed to materialize and the increased imports into the United States that occurred in the first quarter of 2017 continued in the second quarter, negatively impacting selling prices.
The increase in total sales volume of 11% was due primarily to increased production from the completion of our capacity expansion projects and higher export sales due to the increased imports into the United States.
Cost of Sales
Our total cost of sales increased $345 million, or 57%, from the second quarter of 2016 to the second quarter of 2017. The increase in cost of sales was due primarily to higher unrealized net mark-to-market losses on natural gas derivatives, higher sales volume, higher realized natural gas costs, and higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume. The cost of sales per ton averaged $189 in the second quarter of 2017, a 42% increase from the $133 per ton in the same quarter of 2016. The second quarter of 2017 included an unrealized net mark-to-market loss of $18 million compared to an unrealized net mark-to-market gain of $211 million in the second quarter of 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 19% from $2.85 per MMBtu in 2016 to $3.39 in 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3 million to $49 million in the second quarter of 2017 from $52 million in the same quarter of 2016, due primarily to lower professional service fees for certain corporate office initiatives.
Transaction Costs
In the second quarter of 2016, we incurred $165 million of transaction costs associated primarily with the agreements pertaining to the proposed combination with certain businesses of OCI that was terminated on May 22, 2016 and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid to OCI in the second quarter of 2016 as a result of the termination of the combination agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $10 million of expense in the second quarter of 2017 compared to $63 million of expense in the same quarter of 2016. The decreased expense was due primarily to the $38 million loss in the second quarter of 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in the three months ended June 30, 2017. The decreased expense is also due to expansion project expenses in the three months ended June 30, 2016 of $19 million, generally consisting of administrative and other project costs that did not qualify for capitalization.
Equity in Losses of Operating Affiliates
Equity in losses of operating affiliates, consisting of our 50% share of the operating results of PLNL, was $6 million in the second quarter of 2017 compared to $9 million in the second quarter of 2016. During the second quarter of 2017, PLNL recorded an unrecognized tax benefit related to a tax assessment against PLNL, which reduced our equity in earnings of PLNL for the three months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. The tax assessment related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL's ammonia plant. PLNL is appealing the assessment. The loss in 2016 was due primarily to costs of $24 million that were incurred by PLNL during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days.

Interest Expense—Net
Net interest expense was $78 million in the second quarter of 2017 compared to $60 million in the second quarter of 2016, an increase of $18 million. The increased interest expense is primarily due to a decrease in the amount of interest capitalized due to the completion of the capacity expansion projects. In the second quarter of 2016, capitalized interest was $46 million compared to zero in the second quarter of 2017. Net interest expense in the second quarter of 2016 also includes the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed.
Income Taxes
For the three months ended June 30, 2017, we recorded an income tax provision of $5 million on pre-tax income of $29 million, or an effective tax rate of 17.7%, compared to an income tax provision of $95 million on pre-tax income of $178 million, or an effective tax rate of 53.2%, for the three months ended June 30, 2016. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the three months ended June 30, 2017 is 63.3% as compared to an effective tax rate of 66.9% for the three months ended June 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, in the second quarter of 2017, earnings attributable to the noncontrolling interests of $21 million and, in the second quarter of 2016, earnings attributable to the noncontrolling interests of $36 million, which is included in pre-tax income, have the effect of reducing the effective tax rate in both periods.
The effective tax rate for the three months ended June 30, 2017 is also impacted by the unrecognized tax benefit recorded by PLNL, which reduces our earnings before income taxes but does not change our income tax provision as the adjustment is not tax effected.
The effective tax rate for the three months ended June 30, 2016 was also higher than expected as a result of the impact of the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred taxes, partially offset by the impact of certain transaction costs capitalized in a prior tax year that became deductible as a result of the termination of our proposed combination transaction with OCI.
See Note 13—Noncontrolling Interests, Note 9—Income Taxes and Note 7—Equity Method Investments for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $15 million in the second quarter of 2017 compared to the second quarter of 2016 due primarily to lower net earnings attributable to the noncontrolling interest in CFN due to lower average selling prices for UAN and granular urea, higher natural gas costs and higher depreciation as a result of the completion of our capacity expansion projects. This decrease is also due to lower net earnings attributable to the 24.7% publicly held limited partner interests in TNCLP due to higher unrealized net mark-to-market losses on natural gas derivatives and lower average selling prices for ammonia and UAN.
Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Diluted net earnings per share attributable to common stockholders decreased $0.19 to $0.01 in the second quarter of 2017 from $0.20 in the second quarter of 2016. This decrease is due primarily to lower gross margin driven by the impact of lower selling prices due to the nitrogen oversupply.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales
Our total net sales increased $23 million, or 1%, to $2,161 million in the first six months of 2017 compared to $2,138 million in the first six months of 2016 due primarily to a 14% increase in sales volume partially offset by an 11% decrease in average selling prices.
Average selling prices were $221 per ton in the first six months of 2017 compared to $248 per ton in the first six months of 2016 due primarily to lower ammonia, UAN, and granular urea selling prices in 2017. Selling prices were negatively impacted by greater global nitrogen supply availability. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into North America increased fertilizer supply, which pressured selling prices downward as the quarter ended. During the second quarter of 2017, anticipated demand failed to materialize and the increased imports that occurred in the first quarter of 2017 continued in the second quarter impacting selling prices.
Our total sales volume increased by 14% from the first six months of 2016 to the first six months of 2017 due primarily to the increased production from the completion of our capacity expansion projects.
Cost of Sales
Our total cost of sales increased $489 million, or 35%, from the first six months of 2016 to the first six months of 2017. The increase in our cost of sales was due primarily to the impact of higher unrealized net mark-to-market losses on natural gas derivatives, higher sales volume and higher realized natural gas costs, in addition to higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume. The cost of sales per ton averaged $192 in the first six months of 2017, a 19% increase from $162 per ton in the same period of 2016. The first six months of 2017 included a $71 million unrealized net mark-to-market loss compared to a $190 million unrealized net mark-to-market gain in the first six months of 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 15% from $3.06 per MMBtu in 2016 to $3.51 in 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2 million to $95 million in the first six months of 2017 from $97 million in the comparable period of 2016. The decrease was due primarily to lower professional service fees for certain corporate office initiatives.
Transaction Costs
In the first six months of 2016, we incurred $179 million of transaction costs associated with the agreements pertaining to the proposed combination with certain businesses of OCI and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid to OCI in the second quarter of 2016 as a result of the termination of the combination agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $16 million of expense in the first six months of 2017 compared to $124 million of expense in the comparable period of 2016. The decreased expense was due primarily to the $83 million loss in the first six months of 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in the first six months of 2017. The decreased expense is also due to expansion project expenses in the first six months of 2016 of $35 million, generally consisting of administrative and other project costs that did not qualify for capitalization.
Equity in Losses of Operating Affiliates
Equity in losses of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in losses of operating affiliates was $3 million in the first six months of 2017 compared to $9 million in the first six months of 2016. During the second quarter of 2017, PLNL recorded an unrecognized tax benefit related to a tax assessment against PLNL, which reduced our equity in earnings of PLNL for the six months ended June 30, 2017 by approximately $7 million reflecting our 50% ownership interest. This was partially offset by a $4 million increase in equity of earnings due primarily to improved operating results from PLNL as a result of increased sales volume. The loss in 2016 at PLNL was due primarily to costs of

$24 million that were incurred during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days.
Interest Expense—Net
Net interest expense was $157 million in the first six months of 2017 compared to $97 million in the first six months of 2016. The $60 million increase is primarily due to a decrease in the amount of interest capitalized due to the completion of the capacity expansion projects. In the first six months of 2016, capitalized interest was $89 million compared to $1 million in the first six months of 2017. Net interest expense in the first six months of 2016 also includes the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed.
Income Taxes
For the six months ended June 30, 2017, we recorded an income tax benefit of $8 million on pre-tax income of $7 million, or an effective tax rate of (119.1%), compared to an income tax provision of $110 million on pre-tax income of $240 million, or an effective tax rate of 45.9%, for the six months ended June 30, 2016. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the six months ended June 30, 2017 is 28.1% as compared to an effective tax rate of 60.3% for the six months ended June 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, in the first six months of 2017, earnings attributable to the noncontrolling interests of $35 million and, in the first six months of 2016, of $57 million, which are included in pre-tax income, have the effect of reducing the effective tax rate.
The effective tax rate for the six months ended June 30, 2017 is also impacted by the unrecognized tax benefit recorded by PLNL, which reduces our earnings before income taxes but does not change our income tax provision as the adjustment is not tax effected.
The effective tax rate for the six months ended June 30, 2016 was also higher than expected as a result of the impact of the reversal of prior period tax benefits from U.S. manufacturing profits deductions and an increase in our valuation allowance related to the realizability of Canadian deferred taxes, partially offset by the impact of certain transaction costs capitalized in a prior tax year that became deductible as a result of the termination of our proposed combination transaction with OCI.
See Note 13—Noncontrolling Interests, Note 9—Income Taxes and 7—Equity Method Investments for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $22 million in the first six months of 2017 compared to the comparable period in 2016 due primarily to lower net earnings attributable to the noncontrolling interest in CFN due to lower average selling prices for UAN and granular urea, higher natural gas costs and higher depreciation as a result of the completion of our capacity expansion projects. This decrease is also due to lower net earnings attributable to the 24.7% publicly held limited partner interests in TNCLP due to lower average selling prices for ammonia and UAN and higher unrealized net mark-to-market losses on natural gas derivatives.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders decreased $0.40 to $(0.09) per share in the first six months of 2017 from $0.31 per share in the first six months of 2016. This decrease is due to lower gross margin primarily driven by the impact of lower selling prices due to greater global nitrogen supply availability.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended June 30, 2017
Net sales	$389	$259	$286	$112	$78	$1,124
Cost of sales	302	235	248	102	65	952
Gross margin	$87	$24	$38	$10	$13	$172
Gross margin percentage	22.4%	9.3%	13.3%	8.9%	16.7%	15.3%
Three months ended June 30, 2016
Net sales	$358	$240	$370	$90	$76	$1,134
Cost of sales	152	118	197	90	50	607
Gross margin	$206	$122	$173	$—	$26	$527
Gross margin percentage	57.5%	50.8%	46.8%	—%	34.2%	46.5%
Six months ended June 30, 2017
Net sales	$671	$497	$603	$237	$153	$2,161
Cost of sales	567	448	530	208	130	1,883
Gross margin	$104	$49	$73	$29	$23	$278
Gross margin percentage	15.5%	9.9%	12.1%	12.2%	15.0%	12.9%
Six months ended June 30, 2016
Net sales	$625	$475	$679	$215	$144	$2,138
Cost of sales	356	293	428	202	115	1,394
Gross margin	$269	$182	$251	$13	$29	$744
Gross margin percentage	43.0%	38.3%	37.0%	6.0%	20.1%	34.8%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$389	$358	$31	9%	$671	$625	$46	7%
Cost of sales	302	152	150	99%	567	356	211	59%
Gross margin	$87	$206	$(119)	(58)%	$104	$269	$(165)	(61)%
Gross margin percentage	22.4%	57.5%	(35.1)%		15.5%	43.0%	(27.5)%
Sales volume by product tons (000s)	1,152	870	282	32%	2,072	1,607	465	29%
Sales volume by nutrient tons (000s)(1)	945	713	232	33%	1,699	1,318	381	29%
Average selling price per product ton	$338	$411	$(73)	(18)%	$324	$389	$(65)	(17)%
Average selling price per nutrient ton(1)	$412	$502	$(90)	(18)%	$395	$474	$(79)	(17)%
Gross margin per product ton	$76	$237	$(161)	(68)%	$50	$167	$(117)	(70)%
Gross margin per nutrient ton(1)	$92	$289	$(197)	(68)%	$61	$204	$(143)	(70)%
Depreciation and amortization	$49	$19	$30	158%	$93	$40	$53	133%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$6	$(69)	$75	N/M	$23	$(62)	$85	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales.    Total net sales in the ammonia segment increased by $31 million, or 9%, in the second quarter of 2017 from the second quarter of 2016 due primarily to a 32% increase in sales volume partially offset by an 18% decrease in average selling prices. Higher production from the completion of our capacity expansion projects led to an increase in the amount of ammonia available for sale. Selling prices declined due to greater global nitrogen supply availability and the impact of an increased proportion of export sales that on average are lower-priced than sales to customers in North America.
Cost of Sales.    Cost of sales in our ammonia segment averaged $262 per ton in the second quarter of 2017, a 51% increase from $174 per ton in the same quarter of 2016. The increase was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2017 compared to a gain in the same quarter of 2016, higher realized natural gas costs, and higher depreciation as a result of the new ammonia plants at our Donaldsonville and Port Neal facilities, partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our ammonia segment in the second quarter of 2017 was $43 per ton compared to $22 per ton in the second quarter of 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales.    Total net sales in the ammonia segment increased by $46 million, or 7%, in the six months ended June 30, 2017 from the six months ended June 30, 2016 due primarily to a 29% increase in sales volume partially offset by 17% decrease in average selling prices. The increase in sales volume was due to higher production from the completion of our capacity expansion projects, higher demand from an early start to the 2017 spring application season due to favorable soil and weather conditions in the Southern Plains and Midwest regions of the United States and an increase in exports. Selling prices declined due to greater global nitrogen supply availability and the impact of an increased proportion of export sales that on average are lower-priced than sales to customers in North America.
Cost of Sales.    Cost of sales in our ammonia segment averaged $274 per ton in the six months ended June 30, 2017, a 23% increase from $222 per ton in the six months ended June 30, 2016. The increase was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the six months ended June 30, 2017 compared to a gain in the comparable period of 2016, higher realized natural gas costs, and higher depreciation as a result of the new ammonia plants at our

Donaldsonville and Port Neal facilities, partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our ammonia segment in the six months ended June 30, 2017 was $45 per ton compared to $25 per ton in the six months ended June 30, 2016.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$259	$240	$19	8%	$497	$475	$22	5%
Cost of sales	235	118	117	99%	448	293	155	53%
Gross margin	$24	$122	$(98)	(80)%	$49	$182	$(133)	(73)%
Gross margin percentage	9.3%	50.8%	(41.5)%		9.9%	38.3%	(28.4)%
Sales volume by product tons (000s)	1,221	972	249	26%	2,179	1,891	288	15%
Sales volume by nutrient tons (000s)(1)	561	447	114	26%	1,002	870	132	15%
Average selling price per product ton	$212	$247	$(35)	(14)%	$228	$251	$(23)	(9)%
Average selling price per nutrient ton(1)	$462	$537	$(75)	(14)%	$496	$546	$(50)	(9)%
Gross margin per product ton	$20	$126	$(106)	(84)%	$22	$96	$(74)	(77)%
Gross margin per nutrient ton(1)	$43	$273	$(230)	(84)%	$49	$209	$(160)	(77)%
Depreciation and amortization	$67	$25	$42	168%	$120	$50	$70	140%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$5	$(55)	$60	N/M	$19	$(49)	$68	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1) Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales.    Net sales in the granular urea segment increased $19 million, or 8%, in the second quarter of 2017 from the second quarter of 2016 due primarily to a 26% increase in sales volume partially offset by a 14% decrease in average selling prices. Sales volume was higher due primarily to increased production as a result of our expanded urea capacity at our Port Neal facility that came on line in the fourth quarter of 2016. Average selling prices decreased to $212 per ton in the second quarter of 2017 compared to $247 per ton in the second quarter of 2016 due primarily to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our granular urea segment averaged $192 per ton in the second quarter of 2017, a 59% increase from $121 per ton in the same quarter of 2016. The increase was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2017 compared to a gain in the same quarter of 2016, higher depreciation as a result of the new granular urea plant at our Port Neal facility, and higher realized natural gas costs, partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our granular urea segment in the second quarter of 2017 was $55 per ton compared to $26 per ton in the second quarter of 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales.    Net sales in the granular urea segment increased $22 million, or 5%, in the six months ended June 30, 2017 from the six months ended June 30, 2016 due primarily to a 15% increase in sales volume partially offset by a 9% decrease in average selling prices. Sales volume was higher due to increased production as a result of our expanded urea capacity at our Port Neal facility that came on line in the fourth quarter of 2016. Average selling prices decreased to $228 per ton in the first six months of 2017 compared to $251 per ton in the comparable period of 2016 due primarily to greater global nitrogen supply availability, including a higher level of imports, which pressured selling prices.
Cost of Sales.    Cost of sales in our granular urea segment averaged $206 per ton in the first six months of 2017, a 33% increase from $155 per ton in the comparable period of 2016. The increase was due primarily to an unrealized net mark-to-

market loss on natural gas derivatives in the six months ended June 30, 2017 compared to a gain in the comparable period of 2016, higher depreciation as a result of the new granular urea plant at our Port Neal facility, and higher realized natural gas costs, partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our granular urea segment in the six months ended June 30, 2017 was $55 per ton compared to $26 per ton in the six months ended June 30, 2016.
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
The following table presents summary operating data for our UAN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$286	$370	$(84)	(23)%	$603	$679	$(76)	(11)%
Cost of sales	248	197	51	26%	530	428	102	24%
Gross margin	$38	$173	$(135)	(78)%	$73	$251	$(178)	(71)%
Gross margin percentage	13.3%	46.8%	(33.5)%		12.1%	37.0%	(24.9)%
Sales volume by product tons (000s)	1,631	1,832	(201)	(11)%	3,480	3,284	196	6%
Sales volume by nutrient tons (000s)(1)	516	577	(61)	(11)%	1,100	1,034	66	6%
Average selling price per product ton	$175	$202	$(27)	(13)%	$173	$207	$(34)	(16)%
Average selling price per nutrient ton(1)	$554	$641	$(87)	(14)%	$548	$657	$(109)	(17)%
Gross margin per product ton	$23	$94	$(71)	(76)%	$21	$76	$(55)	(72)%
Gross margin per nutrient ton(1)	$74	$300	$(226)	(75)%	$66	$243	$(177)	(73)%
Depreciation and amortization	$56	$59	$(3)	(5)%	$121	$117	$4	3%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$5	$(65)	$70	N/M	$21	$(59)	$80	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales.    Net sales in the UAN segment decreased $84 million, or 23%, in the second quarter of 2017 from the second quarter of 2016 due primarily to a 11% decrease in sales volume and a 13% decrease in average selling prices. Sales volume was lower due to unfavorable weather in North America, which resulted in late planting and delayed UAN purchases and applications, as well as customer reluctance to carry inventory. Average selling prices decreased to $175 per ton in the second quarter of 2017 compared to $202 per ton in the second quarter of 2016. UAN selling prices were lower due to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the second quarter of 2017, a 41% increase from $108 per ton in the second quarter of 2016. The increase was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2017 compared to a gain in the same quarter of 2016 and higher realized natural gas costs, partially offset by targeted cost reduction initiatives.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales.    Net sales in the UAN segment decreased $76 million, or 11%, in the six months ended June 30, 2017 from the six months ended June 30, 2016 due primarily to a 16% decrease in average selling prices, partially offset by a 6% increase in sales volume. Average selling prices decreased to $173 per ton in the first six months of 2017 compared to $207 per ton in the comparable period of 2016. UAN selling prices were lower due to greater global nitrogen supply availability. Increases in UAN exports at lower selling prices also impacted our average selling prices. Our sales volume was higher due primarily to increased exports.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the first six months of 2017, a 16% increase from $131 per ton in the comparable period of 2016. The increase was due primarily to the impact of unrealized net mark-to-

market loss on natural gas derivatives in the first six months of 2017 compared to gains in the comparable period of 2016 and the impact of higher realized natural gas costs in the first six months of 2017, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$112	$90	$22	24%	$237	$215	$22	10%
Cost of sales	102	90	12	13%	208	202	6	3%
Gross margin	$10	$—	$10	N/M	$29	$13	$16	123%
Gross margin percentage	8.9%	—%	8.9%		12.2%	6.0%	6.2%
Sales volume by product tons (000s)	539	453	86	19%	1,107	1,011	96	9%
Sales volume by nutrient tons (000s)(1)	183	154	29	19%	374	342	32	9%
Average selling price per product ton	$208	$199	$9	5%	$214	$213	$1	—%
Average selling price per nutrient ton(1)	$612	$584	$28	5%	$634	$629	$5	1%
Gross margin per product ton	$19	$—	$19	N/M	$26	$13	$13	100%
Gross margin per nutrient ton(1)	$55	$—	$55	N/M	$78	$38	$40	105%
Depreciation and amortization	$21	$28	$(7)	(25)%	$40	$50	$(10)	(20)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(9)	$10	N/M	$3	$(8)	$11	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales.    Total net sales in our AN segment increased $22 million, or 24%, in the second quarter of 2017 from the second quarter of 2016 due primarily to a 5% increase in average selling prices and a 19% increase in sales volume partially offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound. Average selling prices were higher due to the commencement of a new long-term supply agreement. The increase in sales volume was driven by strong shipment in the United Kingdom in the second quarter of 2017.
Cost of Sales.    Total cost of sales in our AN segment averaged $189 per ton in the second quarter of 2017, a 5% decrease from $199 per ton in the second quarter of 2016, due primarily to costs in the second quarter of 2016 related to the completion of the reconfiguration at our Yazoo City complex and the impact of foreign exchange rate changes between the U.S. dollar and the British pound, partially offset by an unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2017 compared to a gain in the same quarter of 2016 and higher realized natural gas costs.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales.    Total net sales in our AN segment increased $22 million, or 10%, in the six months ended June 30, 2017 from the six months ended June 30, 2016 as a 9% increase in sales volume, due to the commencement of a new long-term supply agreement, was partially offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound.
Cost of Sales.     Total cost of sales in our AN segment averaged $188 per ton in the first six months of 2017, a 6% decrease from $200 per ton in the comparable period of 2016. The decrease was due primarily to the impact of foreign exchange rate changes between the U.S. dollar and the British pound and costs in the second quarter of 2016 related to the completion of the reconfiguration at our Yazoo City complex, partially offset by higher realized natural gas costs and the impact of an unrealized net mark-to-market loss on natural gas derivatives in the first six months of 2017 compared to a gain in the comparable period of 2016.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$78	$76	$2	3%	$153	$144	$9	6%
Cost of sales	65	50	15	30%	130	115	15	13%
Gross margin	$13	$26	$(13)	(50)%	$23	$29	$(6)	(21)%
Gross margin percentage	16.7%	34.2%	(17.5)%		15.0%	20.1%	(5.1)%
Sales volume by product tons (000s)	503	430	73	17%	953	815	138	17%
Sales volume by nutrient tons (000s)(1)	100	84	16	19%	188	157	31	20%
Average selling price per product ton	$155	$177	$(22)	(12)%	$161	$177	$(16)	(9)%
Average selling price per nutrient ton(1)	$780	$905	$(125)	(14)%	$814	$917	$(103)	(11)%
Gross margin per product ton	$26	$60	$(34)	(57)%	$24	$36	$(12)	(33)%
Gross margin per nutrient ton(1)	$130	$310	$(180)	(58)%	$122	$185	$(63)	(34)%
Depreciation and amortization	$13	$12	$1	8%	$25	$22	$3	14%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$1	$(13)	$14	N/M	$5	$(12)	$17	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Second Quarter of 2017 Compared to Second Quarter of 2016
Net Sales.    Total net sales in our Other segment increased by $2 million, or 3%, in the second quarter of 2017 from the second quarter of 2016 due primarily to a 17% increase in sales volume partially offset by a 12% decrease in average selling prices. The increase in our Other segment sales volume was due primarily to an increase in DEF sales volume as the demand in the North American DEF market continued to grow. In June 2017, we also completed the addition of new DEF capacity at our Donaldsonville facility. The decline in average selling prices is due primarily to greater global nitrogen supply availability weighing on global nitrogen fertilizer selling prices.
Cost of Sales.    Cost of sales in our Other segment averaged $129 per ton in the second quarter of 2017, a 10% increase from $117 per ton in the second quarter of 2016 due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the second quarter of 2017 compared to a gain in the same quarter of 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net Sales.    Total net sales in our Other segment increased by $9 million, or 6%, in the six months ended June 30, 2017 from the six months ended June 30, 2016 due to a 17% increase in sales volume partially offset by a 9% decrease in average selling prices and the impact of foreign exchange rate changes between the U.S. dollar and the British pound. The increase in our Other segment sales volume was due to an increase in DEF sales volume as the demand in the North American DEF market continued to grow. The decline in average selling prices is due to greater global nitrogen supply availability weighing on global nitrogen fertilizer selling prices.
Cost of Sales.    Cost of sales in our Other segment averaged $137 per ton in the six months ended June 30, 2017, a 3% decrease from $141 per ton in the six months ended June 30, 2016 due primarily to the impact of foreign exchange rate changes between the U.S. dollar and the British pound, and the impact of production efficiencies, partially offset by the impact of an unrealized net mark-to-market loss on natural gas derivatives in the first six months of 2017 compared to a gain in the comparable period of 2016.

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
A significant portion of the capital assets that were constructed as part of the capacity expansion projects qualifies for bonus depreciation under the Protecting Americans from Tax Hikes Act of 2015 (the PATH Act). Under the provisions of the PATH Act, eligible capital additions are subject to 50% bonus depreciation. In the second quarter of 2017, we filed a claim to carry back the 2016 federal tax loss to prior periods and received a refund of approximately $815 million of federal taxes paid in those prior periods. See "—Realization of 2016 Tax Assets Resulting From Bonus Depreciation," below.
At June 30, 2017, our balance of cash and cash equivalents was $2.00 billion and we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes.
Cash and Cash Equivalents
We had cash and cash equivalents of $2.00 billion and $1.16 billion as of June 30, 2017 and December 31, 2016, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $185 million in the first six months of 2017 compared to $1,379 million in the first six months of 2016, with the decrease primarily due to the completion in 2016 of our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa.
The total cost of the capacity expansion projects includes approximately $175 million of costs for work performed in 2016, which were accrued but unpaid as of June 30, 2017. See discussion under "—Projected Capital Spending," below, for further information.
Projected Capital Spending
New capital expenditures for 2017 are estimated to be approximately $400 million. Additionally, as of June 30, 2017 and December 31, 2016, we had approximately $175 million and $185 million, respectively, of costs accrued for work completed in 2016 related to the capacity expansion projects. Most of these unpaid amounts are the subject of disputes with certain contractors and vendors. Actual cash expenditures in 2017 will also reflect any payments for these capacity expansion project amounts when they occur.
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

Realization of 2016 Tax Assets Resulting From Bonus Depreciation
The PATH Act permits bonus depreciation on certain eligible capital additions in the year the assets are placed in service. Under the provisions of the PATH Act, eligible capital additions are subject to 50% bonus depreciation in the year the asset is placed in service. A significant portion of the capital assets constructed as part of the Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects qualifies for 50% bonus depreciation. We generated a substantial federal tax loss in 2016, primarily as a result of the bonus depreciation deductions. In the second quarter of 2017, we received a federal tax refund of approximately $815 million as a result of the claim to carry back the 2016 federal tax loss to prior income tax years.
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
As of June 30, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2017 or December 31, 2016, or during the six months ended June 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million, with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of June 30, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of June 30, 2017, approximately $70 million of letters of credit were outstanding under this agreement.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	June 30, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$797	$800	$795
7.125% due May 2020	7.529%	800	792	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	492	500	491
4.500% due December 2026	4.759%	750	735	750	735
Total long-term debt		$5,850	$5,783	$5,850	$5,778
Less: Current portion		800	797	—	—
Long-term debt		$5,050	$4,986	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both June 30, 2017 and December 31, 2016, and total deferred debt issuance costs were $55 million and $60 million as of June 30, 2017 and December 31, 2016, respectively.

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
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of June 30, 2017 and December 31, 2016, we had $5 million and $42 million, respectively, in customer advances on our consolidated balance sheets.
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
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Because we use derivative instruments, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three and six months ended June 30, 2017, we recognized unrealized net mark-to-market losses on natural gas derivatives of $18 million and $71 million, respectively. In the three and six months ended June 30, 2016, we recognized unrealized net mark-to-market gains on natural gas derivatives of $211 million and $190 million, respectively. These amounts are reflected in cost of sales in our consolidated statements of operations.
Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, other major financial institutions or large energy companies, and, in most cases, the use of International Swaps Derivative Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for over-the-counter derivatives that mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement.
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
As of June 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $23 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of June 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 112.3 million MMBtus and 183.0 million MMBtus, respectively. At June 30, 2017, we had $100 thousand cash collateral on deposit with counterparties for derivative contracts. At December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
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
This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative and its value is included in other liabilities. See Note 13—Noncontrolling Interests for additional information.
The fair value of the embedded derivative liability as of June 30, 2017, is $29 million, which is included in other liabilities and other current liabilities on our consolidated balance sheet. Included in other operating—net in our consolidated statement of operations for the three and six months ended June 30, 2017 are losses of $2 million and $3 million, respectively, to adjust the liability to fair value.
Defined Benefit Pension Plans
We contributed $69 million to our pension plans during the six months ended June 30, 2017. Over the remainder of 2017, we expect to contribute an additional $12 million to our pension plans, or a total of approximately $81 million for the full year 2017. The contributions in 2017 include a voluntary contribution of $59 million made in the second quarter.
Distribution on Noncontrolling Interest in CFN
In the third quarter of 2017, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2017 in accordance with the CFN limited liability company agreement. On July 31, 2017, CFN distributed $59 million to CHS for the distribution period ended June 30, 2017.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first six months of 2017 was $1,187 million as compared to $446 million in the first six months of 2016. The $741 million increase was primarily due to working capital changes including the receipt of our $815 million income tax refund as a result of the claim to carry back the 2016 federal tax loss to prior income tax years. The increase in net cash provided by operating activities was also a result of entering 2017 with a lower level of customer advances than 2016 due to customer reluctance to enter into prepaid contracts in a declining fertilizer price environment. These increases were partially offset by higher contributions to our pension plans. In the first six months of 2017, we contributed $69 million to our pension plans compared to $12 million in the first six months of 2016.
Investing Activities
Net cash used in investing activities was $157 million in the first six months of 2017 as compared to $1,358 million in the first six months of 2016. The $1,201 million decrease is due primarily to lower capital expenditures as a result of the completion of our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa at the end of 2016. During the first six months of 2017, capital expenditures totaled $185 million compared to $1,379 million in the first six months of 2016.
Financing Activities
Net cash used in financing activities was $199 million in the first six months of 2017 compared to net cash provided by financing activities of $2,635 million in the same period of 2016. In the first six months of 2016, CHS purchased a minority equity interest in CFN for $2.8 billion. Dividends paid on common stock in each of the six months ended June 30, 2017 and 2016 were $140 million.
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
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first six months of 2017.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recent accounting pronouncements.

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
As of June 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 112.3 million MMBtus and 183.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at June 30, 2017 would result in a favorable change in the fair value of these derivative positions of $99 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $99 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of June 30, 2017, we had eight series of senior notes totaling $5.85 billion of principal outstanding with maturity dates of May 1, 2018, May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of June 30, 2017, the carrying value and fair value of our senior notes was approximately $5.78 billion and $5.74 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2017 or December 31, 2016, or during the six months ended June 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the six months ended June 30, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
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
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Over one hundred forty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is scheduled to begin on January 16, 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended June 30, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2017 - April 30, 2017	1,002	$26.74	—	$—
May 1, 2017 - May 31, 2017	386	27.20	—	—
June 1, 2017 - June 30, 2017	—	—	—	—
Total	1,388	$26.87	—
_______________________________________________________________________________

(1)	Represents shares withheld to pay for employee tax obligations upon the vesting of restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 61 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: August 3, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements