Form 10-Q
period 2017-09-30
CF Industries Holdings, Inc.
filed 2017-11-02
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,260,048 shares of the registrant's common stock, $0.01 par value per share, were outstanding at October 31, 2017.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net sales	$870	$680	$3,031	$2,818
Cost of sales	861	678	2,744	2,072
Gross margin	9	2	287	746
Selling, general and administrative expenses	45	44	140	141
Transaction costs	—	—	—	179
Other operating—net	(2)	57	14	181
Total other operating costs and expenses	43	101	154	501
Equity in losses of operating affiliates	(5)	(2)	(8)	(11)
Operating (loss) earnings	(39)	(101)	125	234
Interest expense	81	31	241	130
Interest income	(5)	(2)	(8)	(4)
Other non-operating—net	—	1	—	(1)
(Loss) earnings before income taxes	(115)	(131)	(108)	109
Income tax benefit	(47)	(131)	(55)	(21)
Net (loss) earnings	(68)	—	(53)	130
Less: Net earnings attributable to noncontrolling interests	19	30	54	87
Net (loss) earnings attributable to common stockholders	$(87)	$(30)	$(107)	$43
Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.37)	$(0.13)	$(0.46)	$0.19
Diluted	$(0.37)	$(0.13)	$(0.46)	$0.19
Weighted-average common shares outstanding:
Basic	233.2	233.1	233.2	233.2
Diluted	233.2	233.1	233.2	233.5
Dividends declared per common share	$0.30	$0.30	$0.90	$0.90
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Net (loss) earnings	$(68)	$—	$(53)	$130
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	52	(30)	124	(20)
Defined benefit plans—net of taxes	(2)	—	(1)	(3)
	50	(30)	123	(23)
Comprehensive (loss) income	(18)	(30)	70	107
Less: Comprehensive income attributable to noncontrolling interests	19	30	54	87
Comprehensive (loss) income attributable to common stockholders	$(37)	$(60)	$16	$20

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,992	$1,164
Restricted cash	—	5
Accounts receivable—net	279	236
Inventories	316	339
Prepaid income taxes	42	841
Other current assets	22	70
Total current assets	2,651	2,655
Property, plant and equipment—net	9,372	9,652
Investments in affiliates	109	139
Goodwill	2,369	2,345
Other assets	356	340
Total assets	$14,857	$15,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$635	$638
Income taxes payable	7	1
Customer advances	92	42
Current portion of long-term debt	798	—
Other current liabilities	19	5
Total current liabilities	1,551	686
Long-term debt	4,988	5,778
Deferred income taxes	1,592	1,630
Other liabilities	486	545
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2017—233,257,461 shares issued and 2016—233,141,771 shares issued	2	2
Paid-in capital	1,392	1,380
Retained earnings	2,048	2,365
Treasury stock—at cost, 2017—386 shares and 2016—27,602 shares	—	(1)
Accumulated other comprehensive loss	(275)	(398)
Total stockholders' equity	3,167	3,348
Noncontrolling interests	3,073	3,144
Total equity	6,240	6,492
Total liabilities and equity	$14,857	$15,131
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net earnings	—	—	—	43	—	43	87	130
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	—	—	—	—	(20)	(20)	—	(20)
Defined benefit plans—net of taxes	—	—	—	—	(3)	(3)	—	(3)
Comprehensive income						20	87	107
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	15	—	—	15	—	15
Cash dividends ($0.90 per share)	—	—	—	(209)	—	(209)	—	(209)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(111)	(111)
Balance as of September 30, 2016	$2	$(151)	$1,390	$2,892	$(273)	$3,860	$3,120	$6,980
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(107)	—	(107)	54	(53)
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	—	—	—	—	124	124	—	124
Defined benefit plans—net of taxes	—	—	—	—	(1)	(1)	—	(1)
Comprehensive income						16	54	70
Issuance of $0.01 par value common stock under employee stock plans	—	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	13	—	—	13	—	13
Cash dividends ($0.90 per share)	—	—	—	(210)	—	(210)	—	(210)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(125)	(125)
Balance as of September 30, 2017	$2	$—	$1,392	$2,048	$(275)	$3,167	$3,073	$6,240

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(in millions)
Operating Activities:
Net (loss) earnings	$(53)	$130
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	648	475
Deferred income taxes	(54)	730
Stock-based compensation expense	13	15
Unrealized net loss (gain) on natural gas and foreign currency derivatives	64	(169)
Unrealized loss on embedded derivative	4	22
Loss on disposal of property, plant and equipment	3	8
Undistributed losses of affiliates—net of taxes	7	—
Changes in:
Accounts receivable—net	(29)	55
Inventories	12	(4)
Accrued and prepaid income taxes	804	(665)
Accounts payable and accrued expenses	5	(7)
Customer advances	51	(75)
Other—net	(74)	76
Net cash provided by operating activities	1,401	591
Investing Activities:
Additions to property, plant and equipment	(290)	(1,819)
Proceeds from sale of property, plant and equipment	13	8
Distributions received from unconsolidated affiliates	12	—
Proceeds from sale of auction rate securities	9	—
Withdrawals from restricted cash funds	5	16
Other—net	—	4
Net cash used in investing activities	(251)	(1,791)
Financing Activities:
Proceeds from short-term borrowings	—	150
Payments of short-term borrowings	—	(150)
Financing fees	(1)	(11)
Dividends paid on common stock	(210)	(209)
Issuance of noncontrolling interest in CFN	—	2,800
Distributions to noncontrolling interests	(125)	(111)
Issuances of common stock under employee stock plans	1	—
Net cash (used in) provided by financing activities	(335)	2,469
Effect of exchange rate changes on cash and cash equivalents	13	(1)
Increase in cash and cash equivalents	828	1,268
Cash and cash equivalents at beginning of period	1,164	286
Cash and cash equivalents at end of period	$1,992	$1,554
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017. We plan on adopting this guidance once it becomes effective. The guidance will be applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and should be applied to existing hedging relationships as of the date of adoption. We plan on adopting this guidance once it becomes effective. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We plan on adopting this guidance once it becomes effective. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. While we are continuing to evaluate the impact of the adoption of this ASU on our consolidated financial statements, we currently believe the most significant change relates to the recognition of new right-of-use assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including rail car leases and barge tow charters that are utilized for the distribution of our products.

CF INDUSTRIES HOLDINGS, INC.

3.   Net (Loss) Earnings Per Share
Net (loss) earnings per share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net (loss) earnings attributable to common stockholders	$(87)	$(30)	$(107)	$43
Basic earnings per common share:
Weighted-average common shares outstanding	233.2	233.1	233.2	233.2
Net (loss) earnings attributable to common stockholders	$(0.37)	$(0.13)	$(0.46)	$0.19
Diluted earnings per common share:
Weighted-average common shares outstanding	233.2	233.1	233.2	233.2
Dilutive common shares—stock options	—	—	—	0.3
Diluted weighted-average shares outstanding	233.2	233.1	233.2	233.5
Net (loss) earnings attributable to common stockholders	$(0.37)	$(0.13)	$(0.46)	$0.19
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 6.5 million in each of the three and nine months ended September 30, 2017, and 5.0 million and 4.3 million for the three and nine months ended September 30, 2016, respectively.
4.   Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Finished goods	$277	$279
Raw materials, spare parts and supplies	39	60
Total inventories	$316	$339

CF INDUSTRIES HOLDINGS, INC.

5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Land	$70	$69
Machinery and equipment	12,058	11,664
Buildings and improvements	882	878
Construction in progress	248	280
Property, plant and equipment(1)	13,258	12,891
Less: Accumulated depreciation and amortization	3,886	3,239
Property, plant and equipment—net	$9,372	$9,652
_______________________________________________________________________________

(1)
As of September 30, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of approximately$204 million and $225 million, respectively. These amounts included accruals related to our capacity expansion projects of $158 million and $185 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2016 and December 31, 2015, we had property, plant and equipment that was accrued but unpaid of $426 million and $543 million, respectively.

Depreciation and amortization related to property, plant and equipment was $217 million and $622 million for the three and nine months ended September 30, 2017, respectively, and $139 million and $425 million for the three and nine months ended September 30, 2016, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Nine months ended September 30,
	2017	2016
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$206	$220
Additions	83	60
Depreciation	(75)	(66)
Effect of exchange rate changes	5	2
Ending balance	$219	$216
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

CF INDUSTRIES HOLDINGS, INC.

6.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of September 30, 2017 and December 31, 2016:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2016	$585	$828	$576	$286	$70	$2,345
Effect of exchange rate changes	2	1	—	18	3	24
Balance as of September 30, 2017	$587	$829	$576	$304	$73	$2,369
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$131	$(30)	$101	$125	$(24)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	32	(3)	29	29	(2)	27
Total intangible assets	$173	$(43)	$130	$164	$(36)	$128
Amortization expense of our identifiable intangible assets was $2 million and $7 million for the three and nine months ended September 30, 2017, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2016, respectively.
Total estimated amortization expense for the remainder of 2017 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2017	$2
2018	8
2019	8
2020	8
2021	8
2022	8

CF INDUSTRIES HOLDINGS, INC.

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
As of September 30, 2017, the total carrying value of our equity method investment in PLNL of approximately $109 million was $59 million more than our share of PLNL's book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment and the value of an exclusive natural gas contract. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 16 years and 6 months, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $9 million and $53 million for the three and nine months ended September 30, 2017, respectively, and $13 million and $47 million for the three and nine months ended September 30, 2016, respectively.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL has experienced curtailments in the supply of natural gas from NGC, which have reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and has been extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will need to be based on new agreements regarding volume and price. PLNL and NGC are currently parties to arbitration proceedings where the main issue remaining in dispute is PLNL's claims for damages for past and ongoing curtailments.
Although PLNL believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture that are uncertain at this time, including the quantities of gas that NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. The carrying value of our equity method investment in PLNL at September 30, 2017 is approximately $109 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. PLNL is appealing the assessment. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for the nine months ended September 30, 2017 by approximately $7 million reflecting our 50% ownership interest.

CF INDUSTRIES HOLDINGS, INC.

8.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	September 30, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$115	$—	$—	$115
Cash equivalents:
U.S. and Canadian government obligations	1,865	—	—	1,865
Other debt securities	12	—	—	12
Total cash and cash equivalents	$1,992	$—	$—	$1,992
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$89	$—	$—	$89
Cash equivalents:
U.S. and Canadian government obligations	1,075	—	—	1,075
Total cash and cash equivalents	$1,164	$—	$—	$1,164
Restricted cash	5	—	—	5
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of September 30, 2017 and December 31, 2016 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	September 30, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,877	$1,877	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(15)	—	(15)	—
Embedded derivative liability	(30)	—	(30)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,075	$1,075	$—	$—
Restricted cash	5	5	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	56	—	56	—
Derivative liabilities	(6)	—	(6)	—
Embedded derivative liability	(26)	—	(26)	—
Cash Equivalents
As of September 30, 2017 and December 31, 2016, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintained a cash account for which the use of the funds was restricted. The restricted cash was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we were required to grant an affiliate of ThyssenKrupp Industrial Solutions a security interest in a restricted cash account. During the three months ended September 30, 2017, the remaining balance in our restricted cash account was returned to us and the account was closed.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative. See Note 13—Noncontrolling Interests for additional information regarding our strategic venture with CHS.
During the nine months ended September 30, 2017, we recorded adjustments to adjust the value of the embedded derivative liability by $4 million to $30 million. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. The charges to reflect

CF INDUSTRIES HOLDINGS, INC.

the changes in fair value for the nine months ended September 30, 2017, of $4 million are included in other operating—net in our consolidated statement of operations. As of September 30, 2017 and December 31, 2016, the embedded derivative liability of $30 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets.
Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$5,786	$5,916	$5,778	$5,506
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
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
9.   Income Taxes
For the three months ended September 30, 2017, we recorded an income tax benefit of $47 million on pre-tax loss of $115 million, or an effective tax rate of 40.9%, compared to an income tax benefit of $131 million on pre-tax loss of $131 million, or an effective tax rate of 100.4%, for the three months ended September 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and Terra Nitrogen Company L.P. (TNCLP), as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $19 million in the third quarter of 2017 and $30 million in the third quarter of 2016, which are included in pre-tax loss, impact the effective tax rate in both periods. See Note 13—Noncontrolling Interests for additional information. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the three months ended September 30, 2017 is 35.2% as compared to an effective tax rate of 81.8% for the three months ended September 30, 2016.
The income tax benefit of $47 million in the third quarter of 2017 was impacted by a $5 million increase to our deferred tax liability for the State of Illinois enacted tax rate increase.
The income tax benefit of $131 million in the third quarter of 2016 primarily related to the fact that we projected during the first half of 2016 that full year 2016 pre-tax earnings, excluding the noncontrolling interests, would be income. As of September 30, 2016, we were projecting a loss for the full year. The impact of this change in projected profitability was an income tax benefit of $163 million. In addition, other items included in our annualized effective tax rate that impacted the income tax benefit recorded in the third quarter of 2016 were, as follows:

CF INDUSTRIES HOLDINGS, INC.

•
We recorded income tax expense of $42 million related to the reversal of prior year U.S. manufacturing profits deductions due to the recapture of these benefits in the third quarter of 2016. The recapture resulted from our intention to carry back certain tax losses to prior years that reduced the amount of the prior year U.S. manufacturing profits deductions that can be claimed.

•	We recorded a valuation allowance of $21 million against certain foreign deferred tax assets which increased income tax expense.

•
We recorded an income tax benefit of $9 million related to the impact of certain transaction costs which were treated as not being deductible for tax purposes in the prior year and were deductible in 2016 as a result of the termination of the proposed combination with certain businesses of OCI.

During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $174 million (or approximately $140 million), including provincial taxes but excluding any interest or penalties, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $87 million (or approximately $70 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. The competent authorities of Canada and the United States have been notified of the potential need for competent authority assistance.
As of September 30, 2017 and December 31, 2016, we had prepaid income taxes in the amount of $42 million and $841 million, respectively. In June 2017, we received a federal tax refund of approximately $815 million related to the carryback of certain U.S. tax losses from 2016 to prior tax periods.
During the second quarter of 2017, the valuation allowance for the net operating losses of a subsidiary of the Company that were recorded in prior periods was reduced by $12 million as the result of a statutory income tax rate change.
10.   Interest Expense
Details of interest expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest on borrowings(1)	$76	$76	$228	$227
Fees on financing agreements(1)(2)(3)	5	6	13	42
Interest on tax liabilities	1	2	2	3
Interest capitalized(4)	(1)	(53)	(2)	(142)
Total interest expense	$81	$31	$241	$130
_______________________________________________________________________________

(1)	See Note 11—Financing Agreements for additional information.

(2)
Fees on financing agreements for the nine months ended September 30, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of an agreement to combine between CF Holdings and OCI N.V.

(3)
Fees on financing agreements for both the three and nine months ended September 30, 2016 includes $2 million of accelerated amortization of deferred fees related to a July 2016 amendment to our revolving credit facility, which reduced the facility to $1.5 billion from $2.0 billion.

(4)	For the three and nine months ended September 30, 2016, amounts include interest capitalized for our capacity expansion projects, which were completed as of December 31, 2016.

CF INDUSTRIES HOLDINGS, INC.

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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euro and British pounds, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
As of September 30, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2017 or December 31, 2016, or during the nine months ended September 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of September 30, 2017, approximately $73 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	September 30, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$798	$800	$795
7.125% due May 2020	7.529%	800	792	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	491
4.500% due December 2026	4.759%	750	736	750	735
Total long-term debt		$5,850	$5,786	$5,850	$5,778
Less: Current portion		800	798	—	—
Long-term debt		$5,050	$4,988	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both September 30, 2017 and December 31, 2016, and total deferred debt issuance costs were $52 million and $60 million as of September 30, 2017 and December 31, 2016, respectively.

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
See Note 19—Subsequent Event for additional information regarding the senior notes due May 2018.
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
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of September 30, 2017, we have natural gas derivative contracts covering periods through December 2018.
As of September 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 75.3 million MMBtus (millions of British thermal units) and 183.0 million MMBtus, respectively. For the nine months ended September 30, 2017, we used derivatives to cover approximately 42% of our natural gas consumption.
Foreign Currency Exchange Rates
A portion of the costs for our capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex were euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.
As of September 30, 2017, accumulated other comprehensive loss (AOCL) includes $7 million of pre-tax gains related to foreign currency derivatives that were originally designated as cash flow hedges. The hedges were de-designated as of December 31, 2013. The remaining balance in AOCL is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended September 30,		Nine months ended September 30,
	Location	2017	2016	2017	2016
		(in millions)
Natural gas derivatives	Cost of sales	$7	$(21)	$(64)	$169
Foreign exchange contracts	Other operating—net	—	—	—	(1)
Unrealized net gains (losses) recognized in income		7	(21)	(64)	168
Realized net losses		(11)	(10)	(13)	(125)
Net derivative (losses) gains		$(4)	$(31)	$(77)	$43

CF INDUSTRIES HOLDINGS, INC.

The fair values of derivatives on our consolidated balance sheets are shown below. As of September 30, 2017 and December 31, 2016, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$1	$52	Other current liabilities	$(14)	$—
Natural gas derivatives	Other assets	—	4	Other liabilities	(1)	(6)
Total derivatives		$1	$56		$(15)	$(6)
Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of September 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $15 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. At September 30, 2017, we had $100 thousand of cash collateral on deposit with one of our counterparties for derivative contracts. At December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of September 30, 2017 and December 31, 2016:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
September 30, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(15)	(1)	—	(14)
Net derivative liabilities	$(14)	$—	$—	$(14)
December 31, 2016
Total derivative assets	$56	$6	$—	$50
Total derivative liabilities	(6)	(6)	—	—
Net derivative assets	$50	$—	$—	$50
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

	Nine months ended September 30,
	2017			2016
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,806	$338	$3,144	$—	$352	$352
Issuance of noncontrolling interest in CFN	—	—	—	2,792	—	2,792
Earnings attributable to noncontrolling interests	40	14	54	67	20	87
Declaration of distributions payable	(107)	(18)	(125)	(79)	(32)	(111)
Ending balance	$2,739	$334	$3,073	$2,780	$340	$3,120
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	107	18	125	79	32	111
Distributions to noncontrolling interests	(107)	(18)	(125)	(79)	(32)	(111)
Ending balance	$—	$—	$—	$—	$—	$—
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
Additionally, under the terms of the strategic venture, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. We recognized this term of the strategic venture as an embedded derivative. As of September 30, 2017 and December 31, 2016, the embedded derivative liability of $30 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheet. The $4 million charge to reflect the change in fair value for the nine months ended September 30, 2017 is included in other operating—net in our consolidated statement of operations. See Note 8—Fair Value Measurements for additional information.

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
In each of the first, second and third quarters of 2017 and 2016, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled Terra Nitrogen GP Inc. (TNGP), the general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP has assigned its right to receive such incentive distributions to an affiliate of TNGP that is also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the nine months ended September 30, 2017 and 2016, were $19 million and $56 million, respectively.
As of September 30, 2017, TNGP and its affiliates owned approximately 75.1% of TNCLP's outstanding common units. When not more than 25% of TNCLP's issued and outstanding common units are held by persons other than TNGP and its affiliates (collectively, non-affiliated persons), as was the case at September 30, 2017, TNCLP, at TNGP's sole discretion, may call or assign to TNGP or its affiliates, TNCLP's right to acquire all, but not less than all, such outstanding common units held by non-affiliated persons. If TNGP elects to acquire all outstanding common units, TNCLP is required to give at least 30 but not more than 60 days' notice of TNCLP's decision to purchase the outstanding common units, and the purchase price per unit would be the greater of (1) the average of the previous 20 trading days' closing prices as of the date five days before the purchase is announced or (2) the highest price paid by TNGP or any of its affiliates for any unit within the 90 days preceding the date the purchase is announced.
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

CF INDUSTRIES HOLDINGS, INC.

14.   Defined Benefit Pension Plans
We contributed $75 million to our pension plans during the nine months ended September 30, 2017, and expect to contribute an additional $6 million, or a total of approximately $81 million for the full year 2017. The contributions include a voluntary contribution of $59 million made to our U.S. pension plan in the second quarter of 2017.

15.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2015	$(198)	$1	$5	$(58)	$(250)
Loss arising during the period	—	—	—	(3)	(3)
Effect of exchange rate changes and deferred taxes	(20)	—	—	—	(20)
Balance as of September 30, 2016	$(218)	$1	$5	$(61)	$(273)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Gain arising during the period	—	—	—	7	7
Reclassification to earnings	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	124	—	—	(9)	115
Balance as of September 30, 2017	$(148)	$1	$5	$(133)	$(275)
Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Defined Benefit Plans
Amortization of prior service (benefit) cost(1)	$(1)	$(1)	$(1)	$(1)
Amortization of net loss(1)	2	1	2	1
Total before tax	1	—	1	—
Tax effect	—	—	—	—
Net of tax	$1	$—	$1	$—
Total reclassifications for the period	$1	$—	$1	$—
_______________________________________________________________________________

(1)
These components are included in the computation of net periodic benefit cost and were reclassified from accumulated other comprehensive income (loss) into cost of sales and selling, general and administrative expenses.

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
Since 2011, the area has seen significant reductions in ozone levels, attributable to federal and state regulations and community involvement. On December 15, 2016, the EPA redesignated the Baton Rouge Nonattainment Area as "attainment" with the 2008 8-hour ozone standard. However, based on 2013-2015 air quality monitoring data, the State of Louisiana has recommended that the EPA designate the Baton Rouge area as "non-attainment" pursuant to the updated 2015 8-hour ozone standard. In June 2017, the EPA announced that it was extending the deadline to establish designations under the 2015 ozone standard by one year, from October 1, 2017 to October 1, 2018. Although the EPA later announced that it would comply with the October 1, 2017 deadline, it has not yet issued final air quality designations under the 2015 ozone standard.
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
Segment data for sales, cost of sales and gross margin for the three and nine months ended September 30, 2017 and 2016 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended September 30, 2017
Net sales	$194	$228	$243	$135	$70	$870
Cost of sales	204	220	253	123	61	861
Gross margin	$(10)	$8	$(10)	$12	$9	9
Total other operating costs and expenses						43
Equity in losses of operating affiliates						(5)
Operating loss						$(39)
Three months ended September 30, 2016
Net sales	$145	$167	$212	$103	$53	$680
Cost of sales	149	152	218	114	45	678
Gross margin	$(4)	$15	$(6)	$(11)	$8	2
Total other operating costs and expenses						101
Equity in losses of operating affiliates						(2)
Operating loss						$(101)

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Nine months ended September 30, 2017
Net sales	$865	$725	$846	$372	$223	$3,031
Cost of sales	771	668	783	331	191	2,744
Gross margin	$94	$57	$63	$41	$32	287
Total other operating costs and expenses						154
Equity in losses of operating affiliates						(8)
Operating earnings						$125
Nine months ended September 30, 2016
Net sales	$770	$642	$891	$318	$197	$2,818
Cost of sales	505	445	646	316	160	2,072
Gross margin	$265	$197	$245	$2	$37	746
Total other operating costs and expenses						501
Equity in losses of operating affiliates						(11)
Operating earnings						$234
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

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
Presented below are condensed consolidating statements of operations for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three and nine months ended September 30, 2017 and 2016, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the nine months ended September 30, 2017 and 2016, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of September 30, 2017 and December 31, 2016. To reflect the additional Subsidiary Guarantors that became effective on November 21, 2016, the condensed consolidating statement of operations for the three and nine months ended September 30, 2016 and statement of cash flows for the nine months ended September 30, 2016 have been restated to reflect the separate Subsidiary Guarantors. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
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

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$105	$661	$770	$(666)	$870
Cost of sales	—	62	725	740	(666)	861
Gross margin	—	43	(64)	30	—	9
Selling, general and administrative expenses	1	(2)	28	18	—	45
Other operating—net	—	(6)	3	1	—	(2)
Total other operating costs and expenses	1	(8)	31	19	—	43
Equity in losses of operating affiliates	—	—	—	(5)	—	(5)
Operating (loss) earnings	(1)	51	(95)	6	—	(39)
Interest expense	—	80	11	1	(11)	81
Interest income	—	(8)	(5)	(3)	11	(5)
Net loss of wholly owned subsidiaries	86	73	13	—	(172)	—
(Loss) earnings before income taxes	(87)	(94)	(114)	8	172	(115)
Income tax (benefit) provision	—	(8)	(44)	5	—	(47)
Net (loss) earnings	(87)	(86)	(70)	3	172	(68)
Less: Net earnings attributable to noncontrolling interests	—	—	—	19	—	19
Net loss attributable to common stockholders	$(87)	$(86)	$(70)	$(16)	$172	$(87)

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(87)	$(86)	$(70)	$3	$172	$(68)
Other comprehensive income	50	49	36	49	(134)	50
Comprehensive (loss) income	(37)	(37)	(34)	52	38	(18)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	19	—	19
Comprehensive (loss) income attributable to common stockholders	$(37)	$(37)	$(34)	$33	$38	$(37)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$306	$2,386	$2,499	$(2,160)	$3,031
Cost of sales	—	184	2,488	2,232	(2,160)	2,744
Gross margin	—	122	(102)	267	—	287
Selling, general and administrative expenses	3	3	83	51	—	140
Other operating—net	—	(8)	5	17	—	14
Total other operating costs and expenses	3	(5)	88	68	—	154
Equity in losses of operating affiliates	—	—	—	(8)	—	(8)
Operating (loss) earnings	(3)	127	(190)	191	—	125
Interest expense	—	241	31	4	(35)	241
Interest income	—	(27)	(7)	(9)	35	(8)
Net loss (earnings) of wholly owned subsidiaries	105	49	(127)	—	(27)	—
(Loss) earnings before income taxes	(108)	(136)	(87)	196	27	(108)
Income tax (benefit) provision	(1)	(31)	(34)	11	—	(55)
Net (loss) earnings	(107)	(105)	(53)	185	27	(53)
Less: Net earnings attributable to noncontrolling interests	—	—	—	54	—	54
Net (loss) earnings attributable to common stockholders	$(107)	$(105)	$(53)	$131	$27	$(107)

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(107)	$(105)	$(53)	$185	$27	$(53)
Other comprehensive income	123	122	85	117	(324)	123
Comprehensive income	16	17	32	302	(297)	70
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	54	—	54
Comprehensive income attributable to common stockholders	$16	$17	$32	$248	$(297)	$16

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$81	$497	$643	$(541)	$680
Cost of sales	—	35	598	586	(541)	678
Gross margin	—	46	(101)	57	—	2
Selling, general and administrative expenses	1	4	26	13	—	44
Other operating—net	—	5	22	30	—	57
Total other operating costs and expenses	1	9	48	43	—	101
Equity in losses of operating affiliates	—	—	—	(2)	—	(2)
Operating (loss) earnings	(1)	37	(149)	12	—	(101)
Interest expense	—	87	12	(50)	(18)	31
Interest income	—	(11)	(1)	(8)	18	(2)
Net loss (earnings) of wholly owned subsidiaries	39	—	(113)	—	74	—
Other non-operating—net	—	—	1	—	—	1
(Loss) earnings before income taxes	(40)	(39)	(48)	70	(74)	(131)
Income tax benefit	(10)	—	(118)	(3)	—	(131)
Net (loss) earnings	(30)	(39)	70	73	(74)	—
Less: Net earnings attributable to noncontrolling interest	—	—	—	30	—	30
Net (loss) earnings attributable to common stockholders	$(30)	$(39)	$70	$43	$(74)	$(30)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended September 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(30)	$(39)	$70	$73	$(74)	$—
Other comprehensive loss	(30)	(30)	(3)	(20)	53	(30)
Comprehensive (loss) income	(60)	(69)	67	53	(21)	(30)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	30	—	30
Comprehensive (loss) income attributable to common stockholders	$(60)	$(69)	$67	$23	$(21)	$(60)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Nine months ended September 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$283	$2,240	$2,152	$(1,857)	$2,818
Cost of sales	—	161	2,079	1,689	(1,857)	2,072
Gross margin	—	122	161	463	—	746
Selling, general and administrative expenses	3	8	88	42	—	141
Transaction costs	(46)	—	224	1	—	179
Other operating—net	—	5	30	146	—	181
Total other operating costs and expenses	(43)	13	342	189	—	501
Equity in losses of operating affiliates	—	—	—	(11)	—	(11)
Operating earnings (loss)	43	109	(181)	263	—	234
Interest expense	—	249	73	(126)	(66)	130
Interest income	—	(43)	(7)	(20)	66	(4)
Net earnings of wholly owned subsidiaries	(16)	(76)	(404)	—	496	—
Other non-operating—net	—	—	1	(2)	—	(1)
Earnings (loss) before income taxes	59	(21)	156	411	(496)	109
Income tax provision (benefit)	16	(37)	(15)	15	—	(21)
Net earnings	43	16	171	396	(496)	130
Less: Net earnings attributable to noncontrolling interest	—	—	—	87	—	87
Net earnings attributable to common stockholders	$43	$16	$171	$309	$(496)	$43

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine months ended September 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$43	$16	$171	$396	$(496)	$130
Other comprehensive (loss) income	(23)	(23)	4	(20)	39	(23)
Comprehensive income (loss)	20	(7)	175	376	(457)	107
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	87	—	87
Comprehensive income (loss) attributable to common stockholders	$20	$(7)	$175	$289	$(457)	$20

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$32	$1,619	$341	$—	$1,992
Accounts and notes receivable—net	17	989	1,733	320	(2,780)	279
Inventories	—	—	164	152	—	316
Deferred income taxes	—	15	—	—	(15)	—
Prepaid income taxes	—	—	39	3	—	42
Other current assets	—	—	14	8	—	22
Total current assets	17	1,036	3,569	824	(2,795)	2,651
Property, plant and equipment—net	—	—	122	9,250	—	9,372
Deferred income taxes	—	—	—	—	—	—
Investments in affiliates	3,727	9,443	6,436	109	(19,606)	109
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	305	—	2,369
Other assets	—	85	94	512	(335)	356
Total assets	$4,315	$10,564	$12,285	$11,000	$(23,307)	$14,857
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,148	$465	$1,296	$506	$(2,780)	$635
Income taxes payable	—	—	—	7	—	7
Customer advances	—	—	92	—	—	92
Current portion of long-term debt	—	798	—	—	—	798
Other current liabilities	—	—	17	2	—	19
Total current liabilities	1,148	1,263	1,405	515	(2,780)	1,551
Long-term debt	—	4,988	260	76	(336)	4,988
Deferred income taxes	—	—	1,437	170	(15)	1,592
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	15	254	217	—	486
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,712	(4,712)	2
Paid-in capital	1,392	(13)	9,505	1,783	(11,275)	1,392
Retained earnings	2,048	4,016	(382)	680	(4,314)	2,048
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(275)	(276)	(186)	(234)	696	(275)
Total stockholders' equity	3,167	3,727	8,937	6,941	(19,605)	3,167
Noncontrolling interests	—	—	(8)	3,081	—	3,073
Total equity	3,167	3,727	8,929	10,022	(19,605)	6,240
Total liabilities and equity	$4,315	$10,564	$12,285	$11,000	$(23,307)	$14,857

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$36	$878	$250	$—	$1,164
Restricted cash	—	—	—	5	—	5
Accounts and notes receivable—net	20	1,259	1,418	495	(2,956)	236
Inventories	—	—	164	175	—	339
Prepaid income taxes	—	—	839	2	—	841
Other current assets	—	—	59	11	—	70
Total current assets	20	1,295	3,358	938	(2,956)	2,655
Property, plant and equipment—net	—	—	131	9,521	—	9,652
Investments in affiliates	3,711	9,370	6,019	139	(19,100)	139
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	281	—	2,345
Other assets	—	85	101	385	(231)	340
Total assets	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$954	$418	$1,505	$717	$(2,956)	$638
Income taxes payable	—	—	—	1	—	1
Customer advances	—	—	42	—	—	42
Other current liabilities	—	—	5	—	—	5
Total current liabilities	954	418	1,552	718	(2,956)	686
Long-term debt	—	5,903	39	67	(231)	5,778
Deferred income taxes	—	90	1,374	166	—	1,630
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	59	270	216	—	545
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,383	(4,383)	2
Paid-in capital	1,380	(13)	9,045	2,246	(11,278)	1,380
Retained earnings	2,365	4,120	(329)	668	(4,459)	2,365
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(398)	(398)	(271)	(351)	1,020	(398)
Total stockholders' equity	3,348	3,709	8,445	6,946	(19,100)	3,348
Noncontrolling interests	—	—	(7)	3,151	—	3,144
Total equity	3,348	3,709	8,438	10,097	(19,100)	6,492
Total liabilities and equity	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(107)	$(105)	$(53)	$185	$27	$(53)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10	16	622	—	648
Deferred income taxes	—	—	(44)	(10)	—	(54)
Stock-based compensation expense	13	—	—	—	—	13
Unrealized net loss on natural gas and foreign currency derivatives	—	—	54	10	—	64
Unrealized loss on embedded derivative	—	—	4	—	—	4
Loss on disposal of property, plant and equipment	—	—	—	3	—	3
Undistributed loss (earnings) of affiliates—net	105	48	(126)	7	(27)	7
Changes in:
Intercompany accounts receivable/accounts payable—net	(10)	(91)	92	9	—	—
Accounts receivable—net	—	(8)	(23)	2	—	(29)
Inventories	—	—	1	11	—	12
Accrued and prepaid income taxes	(1)	(30)	832	3	—	804
Accounts and notes payable and accrued expenses	—	37	(4)	(28)	—	5
Customer advances	—	—	51	—	—	51
Other—net	—	(5)	(46)	(23)	—	(74)
Net cash (used in) provided by operating activities	—	(144)	754	791	—	1,401
Investing Activities:
Additions to property, plant and equipment	—	—	(7)	(283)	—	(290)
Proceeds from sale of property, plant and equipment	—	—	—	13	—	13
Distributions received from unconsolidated affiliates	—	—	179	(167)	—	12
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Withdrawals from restricted cash funds	—	—	—	5	—	5
Net cash provided by (used in) investing activities	—	9	172	(432)	—	(251)
Financing Activities:
Long-term debt—net	—	(126)	215	(89)	—	—
Short-term debt—net	209	258	(473)	6	—	—
Financing fees	—	(1)	—	—	—	(1)
Dividends paid on common stock	(210)	—	—	(73)	73	(210)
Dividends to/from affiliates	—	—	73	—	(73)	—
Distributions to noncontrolling interests	—	—	—	(125)	—	(125)
Issuances of common stock under employee stock plans	1	—	—	—	—	1
Net cash provided by (used in) financing activities	—	131	(185)	(281)	—	(335)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13
(Decrease) increase in cash and cash equivalents	—	(4)	741	91	—	828
Cash and cash equivalents at beginning of period	—	36	878	250	—	1,164
Cash and cash equivalents at end of period	$—	$32	$1,619	$341	$—	$1,992

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$43	$16	$171	$396	$(496)	$130
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	4	50	421	—	475
Deferred income taxes	—	29	706	(5)	—	730
Stock-based compensation expense	14	—	—	1	—	15
Unrealized net gain on natural gas and foreign currency derivatives	—	—	(147)	(22)	—	(169)
Unrealized loss on embedded derivative	—	—	22	—	—	22
Loss on disposal of property, plant and equipment	—	—	2	6	—	8
Undistributed (earnings) losses of affiliates—net	(16)	(76)	(404)	—	496	—
Changes in:
Intercompany accounts receivable/accounts payable—net	(31)	133	192	(294)	—	—
Accounts receivable—net	—	45	5	5	—	55
Inventories	—	—	(16)	12	—	(4)
Accrued and prepaid income taxes	—	—	(649)	(16)	—	(665)
Accounts and notes payable and accrued expenses	(9)	(23)	(46)	71	—	(7)
Customer advances	—	—	(75)	—	—	(75)
Other—net	—	(1)	(9)	86	—	76
Net cash provided by (used in) operating activities	1	127	(198)	661	—	591
Investing Activities:
Additions to property, plant and equipment	—	—	(19)	(1,800)	—	(1,819)
Proceeds from sale of property, plant and equipment	—	—	4	4	—	8
Withdrawals from restricted cash funds	—	—	—	16	—	16
Other—net	—	—	(650)	4	650	4
Net cash used in investing activities	—	—	(665)	(1,776)	650	(1,791)
Financing Activities:
Short-term debt—net	68	(112)	(186)	230	—	—
Proceeds from short-term debt	—	150	—	—	—	150
Payments on short-term debt	—	(150)	—	—	—	(150)
Financing fees	—	(11)	—	—	—	(11)
Dividends paid on common stock	(209)	(140)	(140)	(176)	456	(209)
Dividends to/from affiliates	140	140	176	—	(456)	—
Issuance of noncontrolling interest in CFN	—	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	—	(111)	—	(111)
Distribution received for CHS strategic venture	—	—	2,000	(2,000)	—	—
Other—net	—	—	—	650	(650)	—
Net cash (used in) provided by financing activities	(1)	(123)	1,850	1,393	(650)	2,469
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
Increase in cash and cash equivalents	—	4	987	277	—	1,268
Cash and cash equivalents at beginning of period	1	—	121	164	—	286
Cash and cash equivalents at end of period	$1	$4	$1,108	$441	$—	$1,554

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Event
On October 30, 2017, we announced that our wholly owned subsidiary CF Industries, Inc. elected to redeem in full the entire outstanding $800 million principal amount of the 6.875% senior notes (the Notes) due May 2018, in accordance with the optional redemption provisions provided in the indenture governing the Notes. We estimate, based on market interest rates on October 30, 2017, the total amount for the redemption of the Notes will be approximately $817 million. The Notes will be redeemed on December 1, 2017. See Note 11—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017, as well as Item 1. Financial Statements, in this Form 10-Q. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Third Quarter of 2017 Compared to Third Quarter of 2016

•	Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
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
A significant amount of new nitrogen production capacity came on line in 2016 and 2017, including an increase in production capacity located in North America, which has further increased supply. We expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to continued imports from various exporting regions and decreased North American buyer interest as a result of greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into North America increased fertilizer supply in the region, which pressured selling prices downward as the quarter ended. During the second quarter of 2017, anticipated demand failed to materialize and the increased imports into the United States that occurred in the first quarter of 2017 continued in the second quarter, negatively impacting selling prices. During the third quarter of 2017, selling prices for most nitrogen products increased throughout the quarter, ending higher than at the beginning of the quarter. The strengthening price environment was driven by significantly lower Chinese exports; higher energy and production costs in parts of the world, including higher natural gas costs in Europe and higher coal costs in China; a weaker U.S. dollar; and strong global demand.
The greater global nitrogen supply availability and resulting low nitrogen fertilizer selling prices significantly impacted our results for the three and nine months ended September 30, 2017. The average selling price for our products for the three months ended September 30, 2017 was $178 per ton compared to $185 per ton for the three months ended September 30, 2016, a decrease of 4% resulting in a decrease in both net sales and gross margin of approximately $62 million between the periods. The average selling prices for our products in the nine months ended September 30, 2017 was $207 per ton compared to $230 per ton for the nine months ended September 30, 2016, a decrease of 10%, resulting in a decrease in both net sales and gross margin of approximately $326 million between the periods. In addition to the direct impact of lower selling prices, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices.
In addition to the impact of market conditions on nitrogen fertilizer selling prices, certain significant items impacted our financial results during the three and nine months ended September 30, 2017 and 2016. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended September 30, 2017 and 2016, we reported a net loss attributable to common stockholders of $(87) million and $(30) million, respectively. During the nine months ended September 30, 2017 and 2016, we reported net (loss) earnings attributable to common stockholders of $(107) million and $43 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)				(in millions)
Depreciation and amortization(1)	$226	$142	$148	$93	$648	$407	$475	$298
Unrealized net mark-to-market (gain) loss on natural gas derivatives(2)	(7)	(4)	21	13	64	40	(169)	(106)
Capacity expansion project expenses(3)	—	—	24	15	—	—	59	37
Start-up costs Donaldsonville ammonia(2)	—	—	18	11	—	—	18	11
Transaction costs	—	—	—	—	—	—	179	96
Loss on foreign currency transactions including intercompany loans(3)	1	1	3	4	2	2	86	85
Equity method investment tax contingency accrual(4)	—	—	—	—	7	7	—	—
Financing costs related to bridge loan commitment fee(5)	—	—	—	—	—	—	28	18
Strategic Venture with CHS:
Noncontrolling interest(6)	17	17	27	27	40	40	67	67
Loss on embedded derivative(3)	1	—	22	14	4	2	22	14
Total Impact of Significant Items	$238	$156	$263	$177	$765	$498	$765	$520
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

The following describes the significant items that impacted the comparability of our financial results for the three and nine months ended September 30, 2017 and 2016. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts.
Depreciation and amortization
Total depreciation and amortization expense recognized in the three and nine months ended September 30, 2017 was $226 million and $648 million, respectively, and for the three and nine months ended September 30, 2016 was $148 million and $475 million, respectively. This increase in depreciation expense reflects the completion of our capacity expansion projects and placing in service all five of the new plants prior to the end of 2016. The capacity expansion projects were originally announced in 2012 and included the construction of new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The following table indicates the quarter in which each of the five expansion plants were placed in service.

Quarter placed in service	Expansion plant location
Q4 2015	Donaldsonville Urea
Q1 2016	Donaldsonville UAN
Q4 2016	Donaldsonville Ammonia
Q4 2016	Port Neal Ammonia and Urea
Depreciation expense pertaining to each of our capacity expansion plants commenced once the applicable plant was placed in service.

CF INDUSTRIES HOLDINGS, INC.

Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended September 30, 2017 and 2016, we recognized unrealized net mark-to-market (gain) loss on natural gas derivatives of $(7) million and $21 million, respectively. In the nine months ended September 30, 2017 and 2016, we recognized unrealized net mark-to-market loss (gain) of $64 million and $(169) million, respectively.
Capacity expansion projects
Our capacity expansion projects were completed as of December 31, 2016. Capacity expansion project expenses in the three and nine months ended September 30, 2016 were $24 million and $59 million, respectively, generally consisting of administrative costs and other project costs that did not qualify for capitalization. Start-up costs of $18 million, which primarily relate to the cost of commencing production at the Donaldsonville ammonia plant, were incurred in the three and nine months ended September 30, 2016.
Transaction costs
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement under which the parties agreed to terminate the Combination Agreement by mutual written consent. In the nine months ended September 30, 2016, we incurred $179 million of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS, including a $150 million termination fee paid to OCI in the second quarter of 2016 and costs for various consulting and legal services.
Loss on foreign currency transactions including intercompany loans
In the three and nine months ended September 30, 2016, we recognized losses of $3 million and $86 million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in the three and nine months ended September 30, 2017.
Equity method investment tax contingency accrual
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against our equity method investment in the Republic of Trinidad and Tobago, PLNL, related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. PLNL is appealing the assessment. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for the nine months ended September 30, 2017 by approximately $7 million reflecting our 50% ownership interest.
Strategic Venture with CHS
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN's limited liability company agreement, each member’s percentage membership interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. We began recognizing the noncontrolling interest pertaining to CHS’ ownership interest in CFN on February 1, 2016. We recognized earnings attributable to the noncontrolling interest in CFN of $17 million and $40 million for the three and nine months ended September 30, 2017, respectively, and $27 million and $67 million for the three and nine months ended

CF INDUSTRIES HOLDINGS, INC.

September 30, 2016, respectively. See Note 13—Noncontrolling Interests for additional information on our strategic venture with CHS.
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS. This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative liability. Included in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2017 is an unrealized loss of $4 million to adjust the liability to fair value.
Financial Executive Summary
We reported a net loss attributable to common stockholders of $87 million for the three months ended September 30, 2017 compared to a net loss of $30 million for the three months ended September 30, 2016. Diluted net loss per share attributable to common stockholders was $0.37 in the third quarter of 2017 compared to $0.13 in the third quarter of 2016.
During the third quarter of 2017, we experienced higher net losses attributable to common stockholders compared to the third quarter of 2016 due primarily to lower average selling prices resulting from the excess global supply of nitrogen fertilizer, higher realized natural gas costs, and higher depreciation as a result of the completion of our capacity expansion projects. These items were partially offset by an increase in sales volume as a result of increased production from the completion of our capacity expansion projects and higher gross margin as a result of higher unrealized net mark-to-market gains on natural gas derivatives.
Net interest expense increased to $76 million in the three months ended September 30, 2017 from $29 million in the three months ended September 30, 2016, due primarily to higher amounts of capitalized interest in 2016 related to our capacity expansion projects that reduced interest expense in 2016. The completion of our capacity expansion projects reduced the amount of capitalized interest in 2017. Capitalized interest of $1 million was recorded for the three months ended September 30, 2017 compared to $53 million for the three months ended September 30, 2016.
Our total gross margin increased by $7 million to $9 million in the third quarter of 2017 from $2 million in the third quarter of 2016. The change in gross margin was due primarily to:
•an increase in sales volume of 33%, which increased gross margin by $63 million, primarily driven by an increase in sales volume for ammonia and granular urea of 64% and 42%, respectively,
•targeted cost reduction initiatives and production efficiencies due to increased volume,
•a higher unrealized net mark-to-market gain on natural gas derivatives, which increased gross margin by $28 million as the third quarter of 2017 included a $7 million gain and the third quarter of 2016 included a $21 million loss,
•start-up costs of $18 million of the new ammonia plant at our Donaldsonville facility that occurred in the third quarter of 2016,
•a decrease in average selling prices of 4%, which reduced gross margin by $62 million. In the third quarter, the average selling prices for ammonia, UAN and granular urea declined by 18%, 8%, and 4%, respectively, while the average selling price for AN increased by 17%,
•an increase in depreciation and amortization due primarily to the completion of our capacity expansion projects, and
•an increase in physical natural gas costs in the third quarter of 2017, partially offset by the impact of natural gas derivatives that settled in the period, which decreased gross margin by $46 million as compared to the third quarter of 2016.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)
Net sales	$870	$680	$190	28%	$3,031	$2,818	$213	8%
Cost of sales	861	678	183	27%	2,744	2,072	672	32%
Gross margin	9	2	7	N/M	287	746	(459)	(62)%
Gross margin percentage	1.0%	0.3%	0.7%		9.5%	26.5%	(17.0)%
Selling, general and administrative expenses	45	44	1	2%	140	141	(1)	(1)%
Transaction costs	—	—	—	—%	—	179	(179)	(100)%
Other operating—net	(2)	57	(59)	N/M	14	181	(167)	(92)%
Total other operating costs and expenses	43	101	(58)	(57)%	154	501	(347)	(69)%
Equity in losses of operating affiliates	(5)	(2)	(3)	(150)%	(8)	(11)	3	27%
Operating (loss) earnings	(39)	(101)	62	(61)%	125	234	(109)	(47)%
Interest expense—net	76	29	47	162%	233	126	107	85%
Other non-operating—net	—	1	(1)	(100)%	—	(1)	1	100%
(Loss) earnings before income taxes	(115)	(131)	16	12%	(108)	109	(217)	N/M
Income tax benefit	(47)	(131)	84	64%	(55)	(21)	(34)	162%
Net (loss) earnings	(68)	—	(68)	N/M	(53)	130	(183)	N/M
Less: Net earnings attributable to noncontrolling interests	19	30	(11)	(37)%	54	87	(33)	(38)%
Net (loss) earnings attributable to common stockholders	$(87)	$(30)	$(57)	(190)%	$(107)	$43	$(150)	N/M
Diluted net (loss) earnings per share attributable to common stockholders	$(0.37)	$(0.13)	$(0.24)	(185)%	$(0.46)	$0.19	$(0.65)	N/M
Diluted weighted-average common shares outstanding	233.2	233.1	0.1	—%	233.2	233.5	(0.3)	—%
Dividends declared per common share	$0.30	$0.30	$—	—%	$0.90	$0.90	$—	—%
Natural Gas Supplemental Data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.22	$2.70	$0.52	19%	$3.41	$2.41	$1.00	41%
Realized derivatives loss in cost of sales(2)	0.13	0.17	(0.04)	(24)%	0.05	0.60	(0.55)	(92)%
Cost of natural gas in cost of sales	$3.35	$2.87	$0.48	17%	$3.46	$3.01	$0.45	15%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.93	$2.84	$0.09	3%	$2.99	$2.31	$0.68	29%
Average daily market price of natural gas National Balancing Point (UK)	$5.46	$4.08	$1.38	34%	$5.43	$4.31	$1.12	26%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(7)	$21	$(28)	N/M	$64	$(169)	$233	N/M
Depreciation and amortization	$226	$148	$78	53%	$648	$475	$173	36%
Capital expenditures	$105	$440	$(335)	(76)%	$290	$1,819	$(1,529)	(84)%
Sales volume by product tons (000s)	4,877	3,666	1,211	33%	14,668	12,274	2,394	20%
Production volume by product tons (000s):
Ammonia(3)	2,489	1,987	502	25%	7,653	5,981	1,672	28%
Granular urea	1,091	827	264	32%	3,329	2,454	875	36%
UAN (32%)	1,483	1,614	(131)	(8)%	5,022	4,903	119	2%
AN	571	475	96	20%	1,572	1,292	280	22%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales
Our total net sales increased $190 million, or 28%, to $870 million in the third quarter of 2017 compared to $680 million in the third quarter of 2016 due to a 33% increase in sales volume, which increased net sales by $252 million, partially offset by a 4% decrease in average selling prices, which reduced net sales by $62 million.
Average selling prices were $178 per ton in the third quarter of 2017 compared to $185 per ton in the third quarter of 2016 due primarily to lower ammonia, UAN and granular urea average selling prices in 2017. Selling prices were negatively impacted by greater supply availability which continues to pressure selling prices globally. During the third quarter of 2017, selling prices for most nitrogen products increased throughout the quarter. The strengthening price environment was driven by significantly lower Chinese exports; higher energy and production costs in parts of the world, including higher natural gas costs in Europe and higher coal costs in China; a weaker U.S. dollar; and strong global demand.
The increase in total sales volume of 33% was due primarily to increased production from the completion of our capacity expansion projects, higher export sales due to the increased imports into the United States and a stronger summer UAN fill program.
Cost of Sales
Our total cost of sales increased $183 million, or 27%, from the third quarter of 2016 to the third quarter of 2017. The increase in cost of sales was due primarily to higher sales volume, higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service and higher realized natural gas costs, including the impact of realized derivatives. These increases to cost of sales were partially offset by targeted cost reduction initiatives, production efficiencies due to increased volume, an unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2017 compared to a loss in the same quarter of 2016 and start-up costs of the new ammonia plant at our Donaldsonville facility that occurred in the third quarter of 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 17% from $2.87 per MMBtu in 2016 to $3.35 in 2017. The cost of sales per ton averaged $177 in the third quarter of 2017, a 4% decrease from the $185 per ton in the same quarter of 2016. The third quarter of 2017 included an unrealized net mark-to-market gain of $7 million compared to an unrealized net mark-to-market loss of $21 million in the third quarter of 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were virtually unchanged at $45 million in the third quarter of 2017 as compared to $44 million in the same quarter of 2016.
Other Operating—Net
Other operating—net was $2 million of income in the third quarter of 2017 compared to $57 million of expense in the same quarter of 2016. The third quarter of 2016 includes expansion project expenses of $24 million, generally consisting of administrative and other project costs that did not qualify for capitalization. The third quarter of 2016 also includes an unrealized loss of $22 million representing a fair value adjustment to an embedded derivative related to our strategic venture with CHS. See Note 8—Fair Value Measurements for additional information.
Equity in Losses of Operating Affiliates
Equity in losses of operating affiliates, consisting of our 50% share of the operating results of PLNL, was $5 million in the third quarter of 2017 compared to $2 million in the third quarter of 2016. Lower operating results for PLNL were due primarily to lower ammonia selling prices due to greater nitrogen supply availability.
Interest Expense—Net
Net interest expense was $76 million in the third quarter of 2017 compared to $29 million in the third quarter of 2016, an increase of $47 million. The increased interest expense is primarily due to a decrease in the amount of interest capitalized due to the completion of our capacity expansion projects. In the third quarter of 2016, capitalized interest was $53 million compared to $1 million in the third quarter of 2017. Net interest expense in the third quarter of 2016 also includes $2 million of accelerated amortization of deferred fees related to a July 2016 amendment to our revolving credit facility which reduced the facility to $1.5 billion from $2.0 billion.

CF INDUSTRIES HOLDINGS, INC.

Income Taxes
For the three months ended September 30, 2017, we recorded an income tax benefit of $47 million on pre-tax loss of $115 million, or an effective tax rate of 40.9%, compared to an income tax benefit of $131 million on pre-tax loss of $131 million, or an effective tax rate of 100.4%, for the three months ended September 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $19 million in the third quarter of 2017 and$30 million in the third quarter of 2016, which are included in pre-tax loss, have the effect of increasing the effective tax rate in both periods. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the three months ended September 30, 2017 is 35.2% as compared to an effective tax rate of 81.8% for the three months ended September 30, 2016.
The income tax benefit of $47 million in the third quarter of 2017 was impacted by a $5 million increase to our deferred tax liability for the State of Illinois enacted tax rate increase.
The income tax benefit of $131 million in the third quarter of 2016 primarily related to the fact that we projected that full year 2016 pre-tax earnings, excluding the noncontrolling interests, as a loss. As of June 30, 2016, we were projecting profit for the full year. The impact of this change in projected profitability was an income tax benefit of $163 million. In addition, other items included in our annualized effective tax rate that impacted the income tax benefit recorded in the third quarter of 2016 were, as follows:

•
We recorded income tax expense of $42 million related to the reversal of prior year U.S. manufacturing profits deductions due to the recapture of these benefits in the third quarter of 2016. The recapture resulted from our intention to carry back certain tax losses to prior years that reduced the amount of the prior year U.S. manufacturing profits deductions that can be claimed.

•	We recorded a valuation allowance of $21 million against certain foreign deferred tax assets which increased income tax expense.

•
We recorded an income tax benefit of $9 million related to the impact of certain transaction costs which were treated as not being deductible for tax purposes in the prior year and were deductible in 2016 as a result of the termination of the proposed combination with certain businesses of OCI.

See Note 9—Income Taxes and Note 13—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $11 million in the third quarter of 2017 compared to the third quarter of 2016 due to lower earnings from both CFN and TNCLP as both were impacted by lower average selling prices due to global nitrogen oversupply. The earnings of CFN were also impacted by higher natural gas prices and the impact of higher depreciation as a result of the completion of our capacity expansion projects and placing those assets into service.
Diluted Net Loss Per Share Attributable to Common Stockholders
Diluted net loss per share attributable to common stockholders was $0.37 in the third quarter of 2017 compared to $0.13 in the third quarter of 2016. The higher loss is due primarily to lower gross margin driven by the impact of lower selling prices due to the global nitrogen oversupply, higher depreciation expense related to the completion of our capacity expansion projects, and higher realized natural gas costs, including the impact of realized derivatives.

CF INDUSTRIES HOLDINGS, INC.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales
Our total net sales increased $213 million, or 8%, to $3,031 million in the first nine months of 2017 compared to $2,818 million in the first nine months of 2016 due to a 20% increase in sales volume, which increased net sales by $572 million, partially offset by a 10% decrease in average selling prices, which reduced net sales by $359 million.
Average selling prices were $207 per ton in the first nine months of 2017 compared to $230 per ton in the first nine months of 2016 due primarily to lower ammonia, UAN, and granular urea selling prices in 2017. Selling prices were negatively impacted by greater global nitrogen supply availability. During the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into North America increased fertilizer supply, which pressured selling prices downward as the quarter ended. During the second quarter of 2017, anticipated demand failed to materialize and the increased imports that occurred in the first quarter of 2017 continued in the second quarter impacting selling prices. During the third quarter of 2017, selling prices increased throughout the quarter, ending higher than at the beginning of the quarter. The strengthening price environment was driven by significantly lower Chinese exports; higher energy and production costs in parts of the world, including higher natural gas costs in Europe and higher coal costs in China; a weaker U.S. dollar; and strong global demand.
Our total sales volume increased by 20% from the first nine months of 2016 to the first nine months of 2017 due primarily to the increased production from the completion of our capacity expansion projects.
Cost of Sales
Our total cost of sales increased $672 million, or 32%, from the first nine months of 2016 to the first nine months of 2017. The increase in our cost of sales was due primarily to the impact of higher sales volume, higher unrealized net mark-to-market losses on natural gas derivatives and higher realized natural gas costs, including the impact of realized derivatives, in addition to higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service. These increases to cost of sales were partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume and start-up costs of the new ammonia plant at our Donaldsonville facility that occurred in the third quarter of 2016. The cost of sales per ton averaged $187 in the first nine months of 2017, an 11% increase from $169 per ton in the same period of 2016. The first nine months of 2017 included a $64 million unrealized net mark-to-market loss compared to a $169 million unrealized net mark-to-market gain in the first nine months of 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 15% from $3.01 per MMBtu in 2016 to $3.46 in 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were virtually unchanged at $140 million in the first nine months of 2017 as compared to $141 million in the comparable period of 2016.
Transaction Costs
In the first nine months of 2016, we incurred $179 million of transaction costs associated with the agreements pertaining to the proposed combination with certain businesses of OCI and our strategic venture with CHS. Transaction costs include the $150 million termination fee paid to OCI in the second quarter of 2016 as a result of the termination of the combination agreement and costs for various consulting and legal services.
Other Operating—Net
Other operating—net was $14 million of expense in the first nine months of 2017 compared to $181 million of expense in the comparable period of 2016. The decreased expense was due primarily to an $86 million loss in the first nine months of 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in the first nine months of 2017. The decreased expense is also due to expansion project expenses in the first nine months of 2016 of $59 million, generally consisting of administrative and other project costs that did not qualify for capitalization, and an unrealized loss of $22 million representing a fair value adjustment to an embedded derivative related to our strategic venture with CHS.
Equity in Losses of Operating Affiliates
Equity in losses of operating affiliates consists primarily of our 50% share of the operating results of PLNL. Equity in losses of operating affiliates was $8 million in the first nine months of 2017 compared to $11 million in the first nine months of

CF INDUSTRIES HOLDINGS, INC.

2016. During the second quarter of 2017, PLNL recorded a tax contingency accrual related to a tax assessment against PLNL, which reduced our equity in earnings of PLNL for the nine months ended September 30, 2017 by approximately $7 million reflecting our 50% ownership interest. The loss in 2016 at PLNL was due primarily to costs of $24 million that were incurred by PLNL during the second quarter of 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days.
Interest Expense—Net
Net interest expense was $233 million in the first nine months of 2017 compared to $126 million in the first nine months of 2016. The $107 million increase is primarily due to a decrease in the amount of interest capitalized due to the completion of the capacity expansion projects. In the first nine months of 2016, capitalized interest was $142 million compared to $2 million in the first nine months of 2017. Net interest expense in the first nine months of 2016 also includes the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed.
Income Taxes
For the nine months ended September 30, 2017, we recorded an income tax benefit of $55 million on pre-tax loss of $108 million, or an effective tax rate of 50.8%, compared to an income tax benefit of $21 million on pre-tax income of $109 million, or an effective tax rate of 19.2%, for the nine months ended September 30, 2016.
Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, in the first nine months of 2017 and 2016, earnings attributable to the noncontrolling interests of $54 million and $87 million, respectively, which are included in pre-tax income (loss), have the effect of increasing the effective tax rate. Our effective tax rate excluding the earnings attributable to the noncontrolling interests for the nine months ended September 30, 2017 is 34.0% as compared to an effective tax rate of 93.7% for the nine months ended September 30, 2016.
The income tax benefit of $55 million for the nine months ended September 30, 2017 was impacted by a $5 million increase to our deferred tax liability for the State of Illinois enacted tax rate increase.
The income tax benefit of $21 million for the nine months ended September 30, 2016 primarily related to the fact that pre-tax earnings excluding the noncontrolling interests was projected to be a loss, but was previously expected to be income.
See Note 9—Income Taxes and Note 13—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests decreased $33 million in the first nine months of 2017 compared to the first nine months of 2016 due to lower earnings from both CFN and TNCLP as both were impacted by lower average selling prices due to global nitrogen oversupply. The earnings of CFN were also impacted by higher natural gas prices and the impact of higher depreciation as a result of the completion of our capacity expansion projects and placing those assets into service.
Diluted Net (Loss) Earnings Per Share Attributable to Common Stockholders
Diluted net (loss) earnings per share attributable to common stockholders decreased $0.65 to $(0.46) per share in the first nine months of 2017 from $0.19 per share in the first nine months of 2016. This decrease is due to lower gross margin primarily driven by the impact of lower selling prices due to greater global nitrogen supply availability, an increase in unrealized net mark-to-market loss on natural gas derivatives, higher realized natural gas costs, including the impact of realized derivatives, and higher depreciation expense.

CF INDUSTRIES HOLDINGS, INC.

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

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended September 30, 2017
Net sales	$194	$228	$243	$135	$70	$870
Cost of sales	204	220	253	123	61	861
Gross margin	$(10)	$8	$(10)	$12	$9	$9
Gross margin percentage	(5.2)%	3.5%	(4.1)%	8.9%	12.9%	1.0%
Three months ended September 30, 2016
Net sales	$145	$167	$212	$103	$53	$680
Cost of sales	149	152	218	114	45	678
Gross margin	$(4)	$15	$(6)	$(11)	$8	$2
Gross margin percentage	(2.8)%	9.0%	(2.8)%	(10.7)%	15.1%	0.3%
Nine months ended September 30, 2017
Net sales	$865	$725	$846	$372	$223	$3,031
Cost of sales	771	668	783	331	191	2,744
Gross margin	$94	$57	$63	$41	$32	$287
Gross margin percentage	10.9%	7.9%	7.4%	11.0%	14.3%	9.5%
Nine months ended September 30, 2016
Net sales	$770	$642	$891	$318	$197	$2,818
Cost of sales	505	445	646	316	160	2,072
Gross margin	$265	$197	$245	$2	$37	$746
Gross margin percentage	34.4%	30.7%	27.5%	0.6%	18.8%	26.5%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$194	$145	$49	34%	$865	$770	$95	12%
Cost of sales	204	149	55	37%	771	505	266	53%
Gross margin	$(10)	$(4)	$(6)	(150)%	$94	$265	$(171)	(65)%
Gross margin percentage	(5.2)%	(2.8)%	(2.4)%		10.9%	34.4%	(23.5)%
Sales volume by product tons (000s)	826	505	321	64%	2,898	2,112	786	37%
Sales volume by nutrient tons (000s)(1)	677	414	263	64%	2,376	1,732	644	37%
Average selling price per product ton	$235	$287	$(52)	(18)%	$298	$365	$(67)	(18)%
Average selling price per nutrient ton(1)	$287	$350	$(63)	(18)%	$364	$445	$(81)	(18)%
Gross margin per product ton	$(12)	$(8)	$(4)	(50)%	$32	$125	$(93)	(74)%
Gross margin per nutrient ton(1)	$(15)	$(10)	$(5)	(50)%	$40	$153	$(113)	(74)%
Depreciation and amortization	$37	$19	$18	95%	$130	$59	$71	120%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(3)	$7	$(10)	N/M	$20	$(55)	$75	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales.    Total net sales in the ammonia segment increased by $49 million, or 34%, in the third quarter of 2017 from the third quarter of 2016 due primarily to a 64% increase in sales volume partially offset by an 18% decrease in average selling prices. The increase in sales volume was due to higher production from the completion of our capacity expansion projects and an increase in exports. Selling prices declined due to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our ammonia segment averaged $247 per ton in the third quarter of 2017, a 16% decrease from $295 per ton in the same quarter of 2016. The decrease was due primarily to start-up costs of the new ammonia plant at our Donaldsonville facility that occurred in the third quarter of 2016, an unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2017 compared to a loss in the same quarter of 2016 and production efficiencies due to increased volume, partially offset by higher realized natural gas costs and higher depreciation as a result of the new ammonia plants at our Donaldsonville and Port Neal facilities and placing those assets into service in the fourth quarter of 2016. Depreciation and amortization in our ammonia segment in the third quarter of 2017 was $45 per ton compared to $38 per ton in the third quarter of 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales.    Total net sales in the ammonia segment increased by $95 million, or 12%, in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due primarily to a 37% increase in sales volume partially offset by an 18% decrease in average selling prices. The increase in sales volume was due to higher production from the completion of our capacity expansion projects and an increase in exports. Selling prices declined due to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our ammonia segment averaged $266 per ton in the nine months ended September 30, 2017, a 11% increase from $240 per ton in the nine months ended September 30, 2016. The increase was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the nine months ended September 30, 2017 compared to a gain in the comparable period of 2016, higher depreciation as a result of the new ammonia plants at our Donaldsonville and Port Neal facilities and higher realized natural gas costs, including the impact of realized derivatives, partially offset by production

CF INDUSTRIES HOLDINGS, INC.

efficiencies due to increased volume and start-up costs of the new ammonia plant at our Donaldsonville facility that occurred in the third quarter of 2016. Depreciation and amortization in our ammonia segment in the nine months ended September 30, 2017 was $45 per ton compared to $28 per ton in the nine months ended September 30, 2016.
Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$228	$167	$61	37%	$725	$642	$83	13%
Cost of sales	220	152	68	45%	668	445	223	50%
Gross margin	$8	$15	$(7)	(47)%	$57	$197	$(140)	(71)%
Gross margin percentage	3.5%	9.0%	(5.5)%		7.9%	30.7%	(22.8)%
Sales volume by product tons (000s)	1,170	823	347	42%	3,349	2,714	635	23%
Sales volume by nutrient tons (000s)(1)	539	378	161	43%	1,541	1,248	293	23%
Average selling price per product ton	$195	$203	$(8)	(4)%	$216	$237	$(21)	(9)%
Average selling price per nutrient ton(1)	$423	$442	$(19)	(4)%	$470	$514	$(44)	(9)%
Gross margin per product ton	$7	$18	$(11)	(61)%	$17	$73	$(56)	(77)%
Gross margin per nutrient ton(1)	$15	$40	$(25)	(63)%	$37	$158	$(121)	(77)%
Depreciation and amortization	$67	$25	$42	168%	$187	$75	$112	149%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$5	$(7)	N/M	$17	$(44)	$61	N/M
_______________________________________________________________________________
N/M—Not Meaningful
(1) Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales.    Net sales in the granular urea segment increased $61 million, or 37%, in the third quarter of 2017 from the third quarter of 2016 due primarily to a 42% increase in sales volume partially offset by a 4% decrease in average selling prices. Sales volume was higher due primarily to increased production as a result of our expanded urea capacity at our Port Neal facility that came on line in the fourth quarter of 2016. Average selling prices decreased to $195 per ton in the third quarter of 2017 compared to $203 per ton in the third quarter of 2016 due primarily to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our granular urea segment averaged $188 per ton in the third quarter of 2017, a 2% increase from $185 per ton in the same quarter of 2016. The increase was due primarily to higher depreciation as a result of the new granular urea plant at our Port Neal facility, partially offset by the impact of production efficiencies due to increased volume and an unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2017 compared to a loss in the same quarter of 2016. Depreciation and amortization in our granular urea segment in the third quarter of 2017 was $57 per ton compared to $30 per ton in the third quarter of 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales.    Net sales in the granular urea segment increased $83 million, or 13%, in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due primarily to a 23% increase in sales volume partially offset by a 9% decrease in average selling prices. Sales volume was higher due to increased production as a result of our expanded urea capacity at our Port Neal facility that came on line in the fourth quarter of 2016. Average selling prices decreased to $216 per ton in the first nine months of 2017 compared to $237 per ton in the comparable period of 2016 due primarily to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our granular urea segment averaged $199 per ton in the first nine months of 2017, a 21% increase from $164 per ton in the comparable period of 2016. The increase was due primarily to higher depreciation as a result of the new granular urea plant at our Port Neal facility, an unrealized net mark-to-market loss on natural gas derivatives in the

CF INDUSTRIES HOLDINGS, INC.

nine months ended September 30, 2017 compared to a gain in the comparable period of 2016 and higher realized natural gas costs, including the impact of realized derivatives. These increases in cost of sales were partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our granular urea segment in the nine months ended September 30, 2017 was $56 per ton compared to $28 per ton in the nine months ended September 30, 2016.
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
The following table presents summary operating data for our UAN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$243	$212	$31	15%	$846	$891	$(45)	(5)%
Cost of sales	253	218	35	16%	783	646	137	21%
Gross margin	$(10)	$(6)	$(4)	(67)%	$63	$245	$(182)	(74)%
Gross margin percentage	(4.1)%	(2.8)%	(1.3)%		7.4%	27.5%	(20.1)%
Sales volume by product tons (000s)	1,693	1,350	343	25%	5,173	4,634	539	12%
Sales volume by nutrient tons (000s)(1)	536	427	109	26%	1,636	1,461	175	12%
Average selling price per product ton	$144	$157	$(13)	(8)%	$164	$192	$(28)	(15)%
Average selling price per nutrient ton(1)	$453	$496	$(43)	(9)%	$517	$610	$(93)	(15)%
Gross margin per product ton	$(6)	$(4)	$(2)	(50)%	$12	$53	$(41)	(77)%
Gross margin per nutrient ton(1)	$(19)	$(14)	$(5)	(36)%	$39	$168	$(129)	(77)%
Depreciation and amortization	$71	$58	$13	22%	$192	$175	$17	10%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(2)	$7	$(9)	N/M	$19	$(52)	$71	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales.    Net sales in the UAN segment increased $31 million, or 15%, in the third quarter of 2017 from the third quarter of 2016 due primarily to a 25% increase in sales volume partially offset by an 8% decrease in average selling prices. Sales volume was higher due primarily to greater customer participation in our summer fill program and higher export sales. Average selling prices decreased to $144 per ton in the third quarter of 2017 compared to $157 per ton in the third quarter of 2016. UAN selling prices were lower due to greater global nitrogen supply availability.
Cost of Sales.    Cost of sales in our UAN segment averaged $150 per ton in the third quarter of 2017, a 7% decrease from $161 per ton in the third quarter of 2016. The decrease was due primarily to targeted cost reduction initiatives and an unrealized net mark-to-market gain on natural gas derivatives in the third quarter of 2017 compared to a loss in the same quarter of 2016, partially offset by higher realized natural gas costs. Depreciation and amortization in our UAN segment in the third quarter of 2017 was $42 per ton compared to $43 per ton in the third quarter of 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales.    Net sales in the UAN segment decreased $45 million, or 5%, in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due primarily to a 15% decrease in average selling prices, partially offset by a 12% increase in sales volume. Average selling prices decreased to $164 per ton in the first nine months of 2017 compared to $192 per ton in the comparable period of 2016. UAN selling prices were lower due primarily to greater global nitrogen supply availability. Our sales volume was higher due primarily to greater customer participation in our summer fill program and higher export sales.
Cost of Sales.    Cost of sales in our UAN segment averaged $152 per ton in the first nine months of 2017, a 9% increase from $139 per ton in the comparable period of 2016. The increase was due primarily to the impact of an unrealized net mark-to-market loss on natural gas derivatives in the first nine months of 2017 compared to a gain in the comparable period of 2016 and

CF INDUSTRIES HOLDINGS, INC.

the impact of higher realized natural gas costs in the first nine months of 2017, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume. Depreciation and amortization in our UAN segment in the nine months ended September 30, 2017 was $37 per ton compared to $38 per ton in the nine months ended September 30, 2016.
AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$135	$103	$32	31%	$372	$318	$54	17%
Cost of sales	123	114	9	8%	331	316	15	5%
Gross margin	$12	$(11)	$23	N/M	$41	$2	$39	N/M
Gross margin percentage	8.9%	(10.7)%	19.6%		11.0%	0.6%	10.4%
Sales volume by product tons (000s)	670	599	71	12%	1,777	1,610	167	10%
Sales volume by nutrient tons (000s)(1)	225	203	22	11%	599	545	54	10%
Average selling price per product ton	$201	$172	$29	17%	$209	$198	$11	6%
Average selling price per nutrient ton(1)	$600	$507	$93	18%	$621	$583	$38	7%
Gross margin per product ton	$18	$(18)	$36	N/M	$23	$1	$22	N/M
Gross margin per nutrient ton(1)	$53	$(54)	$107	N/M	$68	$4	$64	N/M
Depreciation and amortization	$24	$22	$2	9%	$64	$72	$(8)	(11)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$1	$(1)	(100)%	$3	$(7)	$10	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales.    Total net sales in our AN segment increased $32 million, or 31%, in the third quarter of 2017 from the third quarter of 2016 due primarily to a 17% increase in average selling prices and a 12% increase in sales volume. Average selling prices and sales volume were higher due to the commencement of a new long-term supply agreement in 2017. The increase in sales volume was also driven by a strong summer sales campaign in the United Kingdom.
Cost of Sales.    Total cost of sales in our AN segment averaged $183 per ton in the third quarter of 2017, a 4% decrease from $190 per ton in the third quarter of 2016, due primarily to costs in the third quarter of 2016 related to plant outages, partially offset by higher realized natural gas costs, including the impact of realized derivatives.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales.    Total net sales in our AN segment increased $54 million, or 17%, in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 as a 10% increase in sales volume, due to the commencement of a new long-term supply agreement, and higher average selling prices, were partially offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound.
Cost of Sales.     Total cost of sales in our AN segment averaged $186 per ton in the first nine months of 2017, a 6% decrease from $197 per ton in the comparable period of 2016. The decrease was due primarily to the impact of foreign exchange rate changes between the U.S. dollar and the British pound, costs in the second quarter of 2016 related to the completion of the reconfiguration at our Yazoo City complex, and plant outages in the prior year. These decreases were partially offset by higher realized natural gas costs and the impact of an unrealized net mark-to-market loss on natural gas derivatives in the first nine months of 2017 compared to a gain in the comparable period of 2016.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 v. 2016		2017	2016	2017 v. 2016
	(in millions, except as noted)				(in millions, except as noted)
Net sales	$70	$53	$17	32%	$223	$197	$26	13%
Cost of sales	61	45	16	36%	191	160	31	19%
Gross margin	$9	$8	$1	13%	$32	$37	$(5)	(14)%
Gross margin percentage	12.9%	15.1%	(2.2)%		14.3%	18.8%	(4.5)%
Sales volume by product tons (000s)	518	389	129	33%	1,471	1,204	267	22%
Sales volume by nutrient tons (000s)(1)	97	73	24	33%	285	230	55	24%
Average selling price per product ton	$135	$136	$(1)	(1)%	$152	$164	$(12)	(7)%
Average selling price per nutrient ton(1)	$722	$726	$(4)	(1)%	$782	$857	$(75)	(9)%
Gross margin per product ton	$17	$21	$(4)	(19)%	$22	$31	$(9)	(29)%
Gross margin per nutrient ton(1)	$93	$110	$(17)	(15)%	$112	$161	$(49)	(30)%
Depreciation and amortization	$15	$12	$3	25%	$40	$34	$6	18%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$—	$1	$(1)	(100)%	$5	$(11)	$16	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
Third Quarter of 2017 Compared to Third Quarter of 2016
Net Sales.    Total net sales in our Other segment increased by $17 million, or 32%, in the third quarter of 2017 from the third quarter of 2016 due primarily to a 33% increase in sales volume partially offset by a 1% decrease in average selling prices. The increase in our Other segment sales volume was due primarily to an increase in DEF sales volume as demand in North America continued to grow. The decline in average selling prices is due primarily to greater global nitrogen supply availability weighing on global nitrogen fertilizer selling prices.
Cost of Sales.    Cost of sales in our Other segment averaged $118 per ton in the third quarter of 2017, a 3% increase from $115 per ton in the third quarter of 2016 due primarily to higher realized natural gas costs.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Sales.    Total net sales in our Other segment increased by $26 million, or 13%, in the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due to a 22% increase in sales volume partially offset by a 7% decrease in average selling prices. The increase in our Other segment sales volume was due to an increase in DEF sales volume as demand in North America continued to grow. The decline in average selling prices is due to greater global nitrogen supply availability weighing on global nitrogen fertilizer selling prices and the impact of foreign exchange rate changes between the U.S. dollar and the British pound.
Cost of Sales.    Cost of sales in our Other segment averaged $130 per ton in the nine months ended September 30, 2017, a 2% decrease from $133 per ton in the nine months ended September 30, 2016 due primarily to the impact of foreign exchange rate changes between the U.S. dollar and the British pound, and the impact of production efficiencies, partially offset by the impact of an unrealized net mark-to-market loss on natural gas derivatives in the first nine months of 2017 compared to a gain in the comparable period of 2016 and higher realized natural gas costs.

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
At September 30, 2017, our balance of cash and cash equivalents was $1.99 billion and we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes.
Cash and Cash Equivalents
We had cash and cash equivalents of $1.99 billion and $1.16 billion as of September 30, 2017 and December 31, 2016, respectively. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. Under our short-term investment policy, we may invest our cash balances, either directly or through mutual funds, in several types of investment-grade securities, including notes and bonds issued by governmental entities or corporations. Securities issued by governmental entities include those issued directly by the U.S. and Canadian federal governments; those issued by state, local or other governmental entities; and those guaranteed by entities affiliated with governmental entities.
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $290 million in the first nine months of 2017 compared to $1,819 million in the first nine months of 2016, with the decrease primarily due to the completion in 2016 of our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa.
The total cost of the capacity expansion projects includes approximately $158 million of costs for work performed in 2016, which were accrued but unpaid as of September 30, 2017. See discussion under "—Projected Capital Spending," below, for further information.
Projected Capital Spending
New capital expenditures for 2017 are estimated to be approximately $375 million. Additionally, as of September 30, 2017 and December 31, 2016, we had approximately $158 million and $185 million, respectively, of costs accrued for work completed in 2016 related to the capacity expansion projects. Most of these unpaid amounts are the subject of disputes with certain contractors and vendors. Actual cash expenditures in 2017 will also reflect any payments for these capacity expansion project amounts when they occur.
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

CF INDUSTRIES HOLDINGS, INC.

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
Borrowings under the Revolving Credit Agreement may be denominated in U.S. dollars, Canadian dollars, euro and British pounds, and bear interest at a per annum rate equal to an applicable eurocurrency rate or base rate plus, in either case, a specified margin, and the borrowers are required to pay an undrawn commitment fee on the undrawn portion of the commitments under the Revolving Credit Agreement and customary letter of credit fees. The specified margin and the amount of the commitment fee depend on CF Holdings’ credit rating at the time.
As of September 30, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2017 or December 31, 2016, or during the nine months ended September 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million, with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of September 30, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of September 30, 2017, approximately $73 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of September 30, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes:

	Effective Interest Rate	September 30, 2017		December 31, 2016
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$800	$798	$800	$795
7.125% due May 2020	7.529%	800	792	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	491
4.500% due December 2026	4.759%	750	736	750	735
Total long-term debt		$5,850	$5,786	$5,850	$5,778
Less: Current portion		800	798	—	—
Long-term debt		$5,050	$4,988	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both September 30, 2017 and December 31, 2016, and total deferred debt issuance costs were $52 million and $60 million as of September 30, 2017 and December 31, 2016, respectively.

CF INDUSTRIES HOLDINGS, INC.

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
On October 30, 2017, we announced that our wholly owned subsidiary CF Industries, Inc. elected to redeem in full the entire outstanding $800 million principal amount of the 6.875% senior notes (the Notes) due May 2018, in accordance with the optional redemption provisions provided in the indenture governing the Notes. We estimate, based on market interest rates on October 30, 2017, the total amount for the redemption of the Notes will be approximately $817 million. The Notes will be redeemed on December 1, 2017. See Note 11—Financing Agreements for additional information.
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
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of September 30, 2017 and December 31, 2016, we had $92 million and $42 million, respectively, in customer advances on our consolidated balance sheets.
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

CF INDUSTRIES HOLDINGS, INC.

Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Because we use derivative instruments, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three and nine months ended September 30, 2017, we recognized unrealized net mark-to-market (gain) loss on natural gas derivatives of $(7) million and $64 million, respectively. In the three and nine months ended September 30, 2016, we recognized unrealized net mark-to-market loss (gain) on natural gas derivatives of $21 million and $(169) million, respectively. These amounts are reflected in cost of sales in our consolidated statements of operations.
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
As of September 30, 2017 and December 31, 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $15 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of September 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 75.3 million MMBtus and 183.0 million MMBtus, respectively. At September 30, 2017, we had $100 thousand cash collateral on deposit with counterparties for derivative contracts. At December 31, 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. The payment would continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. In the fourth quarter of 2016, as a result of a reduction in our credit rating, we made a $5 million payment to CHS.
This term of the strategic venture is recognized on our consolidated balance sheet as an embedded derivative and its value is included in other liabilities. See Note 13—Noncontrolling Interests for additional information.
The fair value of the embedded derivative liability as of September 30, 2017, is $30 million, which is included in other liabilities and other current liabilities on our consolidated balance sheet. Included in other operating—net in our consolidated statement of operations for the nine months ended September 30, 2017 is a loss of $4 million to adjust the liability to fair value.
Defined Benefit Pension Plans
We contributed $75 million to our pension plans during the nine months ended September 30, 2017. Over the remainder of 2017, we expect to contribute an additional $6 million to our pension plans, or a total of approximately $81 million for the full year 2017. The contributions in 2017 include a voluntary contribution of $59 million made in the second quarter of 2017.

CF INDUSTRIES HOLDINGS, INC.

Distribution on Noncontrolling Interest in CFN
In the third quarter of 2017, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended June 30, 2017 in accordance with the CFN limited liability company agreement. On July 31, 2017, CFN distributed $59 million to CHS for the distribution period ended June 30, 2017. The estimate of the partnership distribution earned by CHS, but not yet declared, for the third quarter of 2017 is approximately $17 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first nine months of 2017 was $1,401 million as compared to $591 million in the first nine months of 2016. The $810 million increase was primarily due to working capital changes including the receipt of our $815 million income tax refund related to the claim to carry back the 2016 federal tax loss to prior income tax years. The increase in net cash provided by operating activities was also a result of entering 2017 with a lower level of customer advances than 2016 due to customer reluctance to enter into prepaid contracts in a declining fertilizer price environment. These increases were partially offset by higher contributions to our pension plans. In the first nine months of 2017, we contributed $75 million to our pension plans compared to $17 million in the first nine months of 2016.
Investing Activities
Net cash used in investing activities was $251 million in the first nine months of 2017 as compared to $1,791 million in the first nine months of 2016. The $1,540 million decrease is due primarily to lower capital expenditures as a result of the completion of our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa at the end of 2016. During the first nine months of 2017, capital expenditures totaled $290 million compared to $1,819 million in the first nine months of 2016.
Financing Activities
Net cash used in financing activities was $335 million in the first nine months of 2017 compared to net cash provided by financing activities of $2,469 million in the same period of 2016. In the first nine months of 2016, CHS purchased a minority equity interest in CFN for $2.8 billion. Dividends paid on common stock were $210 million and $209 million in the nine months ended September 30, 2017 and 2016, respectively.
Contractual Obligations
Except for our October 30, 2017 announcement to redeem in full the entire outstanding $800 million principal amount of the Notes due May 2018 on December 1, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.
Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, including rail car leases and barge tow charters that are utilized for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments currently have terms ranging from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 24—Leases in the notes to our consolidated financial statements included in our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first nine months of 2017.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recent accounting pronouncements.

CF INDUSTRIES HOLDINGS, INC.

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
As of September 30, 2017 and December 31, 2016, we had open natural gas derivative contracts for 75.3 million MMBtus and 183.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at September 30, 2017 would result in a favorable change in the fair value of these derivative positions of $62 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $62 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of September 30, 2017, we had eight series of senior notes totaling $5.85 billion of principal outstanding with maturity dates of May 1, 2018, May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of September 30, 2017, the carrying value and fair value of our senior notes was approximately $5.79 billion and $5.92 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2017 or December 31, 2016, or during the nine months ended September 30, 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
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
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There were no stock repurchases during the quarter ended September 30, 2017.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 60 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Change in Control Severance Agreement, effective as of October 9, 2017, by and between CF Industries Holdings, Inc. and Susan L. Menzel
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: November 2, 2017	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2017	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)