Form 10-K
period 2017-12-31
CF Industries Holdings, Inc.
filed 2018-02-22
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates was $6,493,898,814 based on the closing sale price of common stock on June 30, 2017.
233,292,049 shares of the registrant's common stock, $0.01 par value per share, were outstanding as of January 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2018 annual meeting of stockholders (Proxy Statement) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, or, if we do not file the Proxy Statement within such 120-day period, we will amend this Annual Report on Form 10-K to include the information required under Part III hereof not later than the end of such 120-day period.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I
ITEM 1.    BUSINESS.
Our Company
        All references to "CF Holdings," "we," "us," "our" and "the Company," refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. Notes referenced throughout this document refer to consolidated financial statement note disclosures that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements.
We are one of the largest manufacturers and distributors of nitrogen fertilizer products and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We operate world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, and distribute plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana and Yazoo City, Mississippi manufacturing facilities, and our United Kingdom manufacturing facilities in Billingham and Ince.
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 16—Noncontrolling Interests for additional information on our strategic venture with CHS;

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
On February 7, 2018, we announced that Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of $84.033 per unit was determined under the terms of TNCLP’s partnership agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. We intend to fund the purchase with cash on hand. As of the April 2, 2018 purchase date, all rights of the holders of the units will terminate, with the exception of the right to receive payment of the purchase price. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP, and the common units representing limited partner interests will cease to be publicly traded or listed on the New York Stock Exchange.
In 2016, we completed our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa. These projects, originally announced in 2012, included the construction of new ammonia, urea, and UAN plants at our Donaldsonville,

CF INDUSTRIES HOLDINGS, INC.

Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. These new facilities allow us to benefit from the cost advantages of North American natural gas. At our Donaldsonville complex, the ammonia plant was placed in service in October 2016, the UAN plant was placed in service in the first quarter of 2016 and the granular urea plant was placed in service in the fourth quarter of 2015. At our Port Neal, Iowa complex, both the ammonia and granular urea plants were placed in service in the fourth quarter of 2016. The total capital cost of the capacity expansion projects was $5.2 billion.
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. On February 1, 2016, CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. See Note 16—Noncontrolling Interests for additional information on our strategic venture with CHS.
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
For the years ended December 31, 2017, 2016 and 2015, we sold 20.0 million, 17.0 million and 13.7 million product tons generating net sales of $4.13 billion, $3.69 billion and $4.31 billion, respectively.
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

CF INDUSTRIES HOLDINGS, INC.

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
On February 7, 2018, we announced that TNGP elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP.
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
Reportable Segments
Our reportable segments consist of the following segments: ammonia, granular urea, UAN, AN and Other. These segments are differentiated by products. We use gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management. See Note 20—Segment Disclosures for additional information.
Our Products
Our primary nitrogen fertilizer products are ammonia, granular urea, UAN and AN. Our historical sales of nitrogen fertilizer products are shown in the following table. Net sales do not reflect amounts used internally, such as ammonia, in the manufacture of other products.

	2017		2016		2015
	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales	Sales Volume (tons)	Net Sales
	(tons in thousands; dollars in millions)
Products
Ammonia	4,105	$1,209	2,874	$981	2,995	$1,523
Granular urea	4,357	971	3,597	831	2,460	788
UAN	7,093	1,134	6,681	1,196	5,865	1,480
AN	2,353	497	2,151	411	1,290	294
Other(1)	2,044	319	1,654	266	1,108	223
Total	19,952	$4,130	16,957	$3,685	13,718	$4,308
_______________________________________________________________________________

(1)	Other segment products include DEF, urea liquor, nitric acid, aqua ammonia and NPKs.
Gross margin was $430 million, $840 million and $1,547 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We own and operate seven nitrogen fertilizer manufacturing facilities in North America, including five nitrogen fertilizer manufacturing facilities in the United States, one in Medicine Hat, Alberta, Canada and one in Courtright, Ontario, Canada. As of December 31, 2017, the combined production capacity of these seven facilities represented approximately 42%, 43%, 44%

CF INDUSTRIES HOLDINGS, INC.

and 19% of North American ammonia, granular urea, UAN and AN production capacity, respectively. Each of our nitrogen fertilizer manufacturing facilities in North America has on-site storage to provide flexibility to manage the flow of outbound shipments without impacting production.
We also operate two United Kingdom nitrogen manufacturing complexes located in Ince and Billingham that produce ammonia, AN and NPKs and serve primarily the British agricultural and industrial markets.
The following table shows the production capacities as of December 31, 2017 at each of our nitrogen manufacturing facilities:

	Average Annual Capacity(1)
	Gross Ammonia(2)	Net Ammonia(2)	UAN(3)	Urea(4)	AN(5)	Other(6)
	(tons in thousands)
Donaldsonville, Louisiana(7)	4,335	1,390	3,255	2,635	—	445
Medicine Hat, Alberta	1,230	770	—	810	—	—
Port Neal, Iowa	1,230	110	800	1,350	—	110
Verdigris, Oklahoma(8)(9)	1,210	430	1,955	—	—	—
Woodward, Oklahoma	480	130	810	—	—	115
Yazoo City, Mississippi(9)(10)	570	—	160	—	1,035	125
Courtright, Ontario(9)(11)	500	265	345	—	—	400
Ince, U.K.(12)	380	15	—	—	575	415
Billingham, U.K.(9)	595	230	—	—	625	410
	10,530	3,340	7,325	4,795	2,235	2,020
Unconsolidated Affiliate
Point Lisas, Trinidad(13)	360	360	—	—	—	—
Total	10,890	3,700	7,325	4,795	2,235	2,020
_______________________________________________________________________________

(1)	Average annual capacity includes allowance for normal outages and planned maintenance shutdowns.

(2)
Gross ammonia capacity includes ammonia used to produce upgraded products. Net ammonia capacity is gross ammonia capacity less ammonia used to produce upgraded products based on the product mix shown in the table.

(3)	Measured in tons of UAN containing 32% nitrogen by weight.

(4)	Reflects granular urea capacity from the Donaldsonville, Medicine Hat, and Port Neal facilities. Urea liquor and diesel exhaust fluid production capacities are included in Other.

(5)	AN includes prilled products (Amtrate and industrial-grade AN, or IGAN) and AN solution produced for sale.

(6)
Includes product tons of: urea liquor and DEF from the Donaldsonville, Port Neal, Woodward, and Yazoo City, and Courtright facilities; nitric acid from the Courtright, Yazoo City, Billingham, and Ince facilities; and NPKs from the Ince facility. Production of DEF can be increased by reducing urea and/or UAN production.

(7)
The Donaldsonville facility capacities present an estimated production mix. This facility is capable of producing between 2.4 million and 3.3 million tons of granular urea and between 1.2 million and 4.3 million tons of UAN annually. The facility is also capable of producing up to 1.2 million product tons of 32.5% DEF.

(8)	Represents 100% of the capacity of this facility.

(9)	Reduction of UAN or AN production at the Yazoo City, Courtright, Verdigris and Billingham facilities can allow more merchant nitric acid to be made available for sale.

(10)
The Yazoo City facility's production capacity depends on product mix. With the facility maximizing the production of AN products, 160,000 tons of UAN can be produced. UAN production can be increased to 450,000 tons by reducing the production of AN to 900,000 tons.

(11)	Production of urea liquor and DEF at the Courtright facility can be increased by reducing UAN production.

(12)	The Ince facility can increase production of NPKs and nitric acid by reducing AN production.

(13)	Represents our 50% interest in the capacity of PLNL.

CF INDUSTRIES HOLDINGS, INC.

The following table summarizes our nitrogen fertilizer production volume for the last three years.

	December 31,
	2017	2016	2015
	(tons in thousands)
Ammonia(1)	10,295	8,307	7,673
Granular urea	4,451	3,368	2,520
UAN (32%)	6,914	6,698	5,888
AN	2,127	1,845	1,283
_______________________________________________________________________________

(1)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN or AN.
Donaldsonville, Louisiana
The Donaldsonville nitrogen fertilizer complex is the world's largest nitrogen fertilizer production facility. It has six ammonia plants, five urea plants, four nitric acid plants, three UAN plants, and one DEF plant. The complex, which is located on the Mississippi River, includes deep-water docking facilities, access to an ammonia pipeline, and truck and railroad loading capabilities. The complex has on-site storage for 160,000 tons of ammonia, 201,000 tons of UAN (measured on a 32% nitrogen content basis) and 173,000 tons of granular urea.
As part of our capacity expansion projects, the new Donaldsonville urea plant became operational during the fourth quarter of 2015. The new UAN plant was placed in service in the first quarter of 2016, and the new ammonia plant was placed in service in October 2016. For additional details regarding the capacity expansion projects, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
As part of our capacity expansion projects, both the ammonia and urea plants were placed in service in December 2016. For additional details regarding the capacity expansion projects, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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

CF INDUSTRIES HOLDINGS, INC.

Courtright, Ontario, Canada
The Courtright facility is located south of Sarnia, Ontario near the St. Clair River. The facility consists of an ammonia plant, a UAN plant, a nitric acid plant and a urea plant. The location has on-site storage for 64,000 tons of ammonia, 10,400 tons of granular urea and 16,000 tons of 32% UAN.
Ince, United Kingdom
The Ince facility is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The location has on-site storage for 11,000 tons of ammonia, 95,000 tons of AN, and 40,000 tons of NPKs.
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
Nitrogen Fertilizer Raw Materials
Natural gas is the principal raw material and primary fuel source used in the ammonia production process at our nitrogen fertilizer manufacturing facilities. In 2017, natural gas accounted for approximately 47% of our total production costs for nitrogen fertilizer products. Our nitrogen fertilizer manufacturing facilities have access to abundant, competitively-priced natural gas through a reliable network of pipelines that are connected to major natural gas trading hubs near the facilities. Our facilities utilize the following natural gas hubs: Henry Hub in Louisiana; SONAT in Louisiana; TETCO ELA in Louisiana; ONEOK in Oklahoma; AECO in Alberta; Ventura in Iowa; Demarcation in Kansas; Welcome in Minnesota; Dawn in Ontario; Parkway in Ontario; and the National Balancing Point (NBP) in the United Kingdom.
In 2017, our nitrogen manufacturing facilities consumed, in the aggregate, approximately 356 million MMBtus of natural gas. In 2017, the amount of natural gas consumed by our nitrogen manufacturing facilities increased as a result of the completion of our capacity expansion projects. We employ a combination of spot and term purchases from a variety of quality suppliers to maintain a reliable, competitively-priced supply of natural gas. We also use certain financial instruments to hedge natural gas prices. See Note 14—Derivative Financial Instruments for additional information about our natural gas hedging activities.
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
Our North American nitrogen production facilities can ship products via truck and rail to customers and our storage facilities in the U.S. and Canada, with access to our leased railcar fleet of approximately 5,000 tank and hopper cars, as well as railcars provided by rail carriers. Our United Kingdom nitrogen production facilities mainly ship products via truck.
The North American waterway system is also used extensively to ship products from our Donaldsonville, Verdigris and Yazoo City facilities. To ship ammonia and UAN, we employ a fleet of ten tow boats and thirty-two river barges, which are primarily leased. We also utilize contract marine services to move urea fertilizer. We can also export nitrogen fertilizer products via seagoing vessels from our Donaldsonville, Yazoo City, Billingham and Ince manufacturing facilities.
Three of our nitrogen production facilities also have access to pipelines for the transportation of ammonia. The Donaldsonville facility is connected to the 2,000-mile long Nustar pipeline through which we have the ability to transport ammonia to more than 20 terminals and shipping points in the midwestern U.S. corn belt. Our Verdigris and Port Neal facilities are connected to the 1,100-mile long Magellan ammonia pipeline that also serves the Midwestern United States.

CF INDUSTRIES HOLDINGS, INC.

Storage Facilities and Other Properties
As of December 31, 2017, we owned or leased space at 62 in-market storage terminals and warehouses located in a 22-state region of the United States, Canada and the United Kingdom. Including storage at our production facilities, we have an aggregate storage capacity for approximately 3.5 million tons of fertilizer. Our storage capabilities are summarized in the following table.

	Ammonia		Granular Urea		UAN(1)		AN
	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)	Number of Facilities	Capacity (000 Tons)
Plants	9	571	5	437	6	530	3	234
Terminal and Warehouse Locations
Owned	22	810	1	200	8	219	—	—
Leased(2)	4	130	1	7	26	342	—	—
Total In-Market	26	940	2	207	34	561	—	—
Total Storage Capacity		1,511		644		1,091		234
_______________________________________________________________________________

(1)	Capacity is expressed as the equivalent volume of UAN measured on a 32% nitrogen content basis.

(2)	Our lease agreements are typically for periods of one to five years.
Customers
The principal customers for our nitrogen fertilizer and other nitrogen products are cooperatives, independent fertilizer distributors, farmers and industrial users. CHS was our largest customer in 2017 and accounted for approximately 11% of our consolidated net sales. Sales are generated by our internal marketing and sales force.
Competition
Our markets are global and intensely competitive, based primarily on delivered price and, to a lesser extent, on customer service and product quality. During the peak demand periods, product availability and delivery time also play a role in the buying decisions of customers.
Our primary North American-based competitors include Nutrien Ltd. (formed in January 2018 by the merger of Agrium Inc. and Potash Corporation of Saskatchewan Inc.), Koch Fertilizer LLC and Iowa Fertilizer Company. Additionally, Yara BASF is expected to bring a new North American nitrogen fertilizer production facility on line in 2018. There is also significant competition from products sourced from other regions of the world, including some with lower natural gas or other feedstock costs. Because ammonia, urea and UAN are widely-traded fertilizer products and there are limited barriers to entry, we experience competition from foreign-sourced products continuously.
Our primary United Kingdom competition comes from imported products supplied by companies including Yara International, Origin Fertilisers, Ameropa, CHS and Helm. Urea and UAN are not produced in the United Kingdom, but along with AN are widely-traded fertilizer products with limited barriers to entry.
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
Financial Information About Foreign and Domestic Sales and Operations
The amount of net sales attributable to our sales to foreign and domestic markets over the last three fiscal years and the carrying value of our foreign and domestic long-lived assets are set forth in Note 20—Segment Disclosures.

CF INDUSTRIES HOLDINGS, INC.

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
Environmental, Health and Safety Expenditures
Our environmental, health and safety capital expenditures in 2017 totaled approximately $21 million. We estimate that we will have approximately $60 million of capital expenditures for environmental, health and safety in 2018. Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We expect that continued government and public emphasis on environmental issues will result in increased future expenditures for environmental controls at our operations. Such expenditures could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, future environmental, health and safety laws and regulations or reinterpretation of current laws and regulations may require us to make substantial expenditures. Our costs to comply with, or any liabilities under, these laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. We and the current owner are currently conducting a remedial investigation/feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of Interior and other trustees intend to undertake a natural resource damage assessment for a group of former phosphate mines in southeast Idaho, including the former Georgetown Canyon mine. See Note 19—Contingencies for additional information on the CERCLA/Remediation matters.
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
Canada withdrew from further participation in the Kyoto Protocol in December 2011, but is a party to the Paris Agreement. In Canada, we are required to conduct an annual review of our operations with respect to compliance with

CF INDUSTRIES HOLDINGS, INC.

Environment Canada's National Pollutant Release Inventory and Ontario's Mandatory Monitoring and Reporting Regulation and the GHG Reporting Regulation. In addition, the Canadian national government, in collaboration with Canadian provinces, has developed a Pan-Canadian Framework on Clean Growth and Climate Change. Among other things, the framework establishes a nationwide price on carbon emissions, which price serves as a floor for the GHG emissions reduction requirements of the separate Canadian provinces and territories. The announced plan would impose a $10 per ton (Canadian dollars) charge beginning in 2018, rising to $50 per ton by 2022. The framework provides for a review of the approach taken by the national government and the provinces to address further action after 2022.
Ontario is party to the Western Climate Initiative (WCI), comprising California and several Canadian provinces. On January 1, 2017, Ontario launched its own GHG cap and trade program. Under this program, the Ontario government will set a hard limit on emissions, which will steadily decline annually. By 2020, the cap will mandate that GHG emissions decline by 15% compared to 1990 levels. Facilities that generate more than 25,000 tonnes of GHG emissions per year will be required to participate in the cap and trade program and will require emissions allowances for every tonne of GHG emitted. During the 2017-2020 compliance period, we are eligible to receive free emissions allowances, although the amount of free allowances will decline through 2020. This will require us to purchase emission allowances or to reduce GHG emissions. Ontario has stated it intends to reassess the extent to which it will provide free allowances for post-2020 compliance periods. Beginning January 1, 2018, Ontario's cap and trade program is linked with the cap and trade programs of Quebec and California.
In Alberta, the Specified Gas Emitters Regulation (GHG Regulation) was implemented in 2007. This program required facilities emitting more than 100,000 tons of GHGs per year to reduce emissions by 12% over such facilities' 2007 levels. To meet this requirement, companies could reduce emissions, purchase/use offset credits, or contribute to a technology fund at an annual rate of $15 per ton of CO2. Beginning in 2018, our facility will become subject to the Carbon Competitiveness Incentive Regulation, which establishes product-specific benchmarks based on the most efficient GHG emitting facilities in a sector. Similar to the existing regulation, a facility that exceeds the applicable benchmark will be required to take action to reduce its GHG emissions intensity, purchase emissions offsets or performance credits, or make contributions to Alberta's climate fund. The obligations under this regulation are being phased in over a three year period and will be tightened over time.
The United States is not a party to the Kyoto Protocol, but is a party to the Paris Agreement. However, in June 2017, the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. There has been no indication to date that the United States' announced withdrawal is causing other countries to also consider withdrawing from the Paris Agreement. In the United States, GHG regulation is evolving at state, regional and federal levels, although some of the more significant developments to date, including EPA's Clean Power Plan, do not directly impose obligations on our facilities. The EPA has issued a mandatory GHG reporting rule that required all of our U.S. manufacturing facilities to commence monitoring GHG emissions beginning on January 1, 2010 and report the previous year's emissions annually starting in 2011. In addition, if we seek to modify or expand any of our major facilities and as a result, are required to obtain a Prevention of Significant Deterioration (PSD) construction permit applicable to such facilities, we could be subject to pollution control requirements applicable to GHGs in addition to requirements applicable to conventional air pollutants. Such requirements may result in increased costs or delays in completing such projects. Other than the states' implementation of this permitting requirement, none of the states where our U.S. production facilities are located—Iowa, Louisiana, Mississippi and Oklahoma—has proposed control regulations limiting GHG emissions.
New Source Performance Standards for Nitric Acid Plants
We operate 14 nitric acid plants in the United States. On August 14, 2012, the EPA issued a final regulation revising air emission standards applicable to newly constructed, reconstructed or modified nitric acid plants. The regulations will apply to these plants if and when we undertake activities or operations that are considered modifications, including physical changes that would allow us to increase our production capacity at these plants. The regulations include certain provisions that could make it difficult for us to meet the limits on emissions of nitrogen oxides (NOx) notwithstanding pollution controls we may add to our plants, and accordingly, the regulations could impact our ability to expand production at our existing plants. The EPA regulation did not include a limitation on emissions of nitrous oxide (a greenhouse gas).

CF INDUSTRIES HOLDINGS, INC.

Regulatory Permits and Approvals
We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing material permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Any future expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals. More stringent environmental standards may impact our ability to obtain such permits. On December 15, 2016, the EPA re-designated the Greater Baton Rouge Nonattainment Area (BRNA), where our Donaldsonville facility is located, to attainment with the 2008 8-hour ozone standard. However, on October 26, 2015, the EPA published a more stringent national ambient air quality standard for ozone. The State of Louisiana has recommended to the EPA that Baton Rouge be designated as nonattainment with the 2015 ozone standard. On December 20, 2017, the EPA notified the State of Louisiana that it intends to designate the Baton Rouge area as non-attainment for the 2015 ozone standard. On January 5, 2018, the EPA published notice of a public comment period with respect to the proposed attainment/non-attainment designations of certain air quality regions, including the Baton Rouge area. Such a classification (in the Baton Rouge area or in other areas where our manufacturing facilities are located) could result in more stringent air pollution emissions limits for our existing operations and would also subject our facilities to more stringent requirements to obtain approvals for plant expansions, or could make it difficult to obtain such approvals.
Employees
As of December 31, 2017, we employed approximately 2,900 full-time and 100 part-time employees.

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
Historically, selling prices for our products have fluctuated in response to periodic changes in supply and demand conditions. Demand for nitrogen is affected by planted acreage, crop selection and fertilizer application rates, driven by population growth or changes in dietary habits and non-food use of crops, such as production of ethanol and other biofuels among other things. Demand also includes industrial uses of nitrogen, for example chemicals manufacturing and emissions reductants such as diesel exhaust fluid (DEF). Supply is affected by available capacity and operating rates, raw material costs and availability, government policies and global trade.
Periods of strong demand, high capacity utilization and increasing operating margins tend to stimulate global investment in production capacity. The construction of new nitrogen fertilizer manufacturing capacity in the industry, plus improvements to increase output from the existing production assets, increase nitrogen supply availability and affect the balance of supply and demand. In recent years, fertilizer producers, including CF Holdings, have built new production facilities or expanded capacity of existing production assets, or announced plans to do so. Global nitrogen fertilizer capacity has increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen fertilizer capacity leading to lower nitrogen fertilizer selling prices.
Selling prices reached multi-year lows in 2017. The average selling price for our products in 2017 was $207 per ton compared to $217 per ton in 2016, a decline of 5%, and $314 per ton in 2015, a decline of 31%.
Additional production capacity is expected to come on line over the next twelve months. We cannot predict the extent to which the current oversupply environment, global or local economic and financial conditions or changes in such conditions, or other factors may cause delays, cancellation or acceleration of other announced and/or ongoing projects. We also cannot predict the closures or operating rates of existing installed capacity.
Price fluctuations for our products result from changes in supply demand balances. The significant price fluctuations we have experienced are also a symptom of an oversupplied market in transition as new capacity ramps up and trade flows adjust.  Imports into different regions of the world impact the local supply demand balances. If imports increase into an oversupplied region, lower prices in that region could result.
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
We compete with many producers, including state-owned and government-subsidized entities. Consolidation in the industry may increase the resources of several of our competitors. For example, in January 2018, our competitors Agrium Inc. and Potash Corporation of Saskatchewan Inc. completed their merger into the newly formed company Nutrien Ltd. Some of our competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Furthermore, certain governments as owners of some of our competitors may be willing to accept lower prices and profitability on their products in order to support domestic employment or other political or social goals. Our competitive position could suffer to the

CF INDUSTRIES HOLDINGS, INC.

extent we are not able to expand our own resources, either through investments in new or existing operations or through acquisitions, joint ventures or partnerships.
China, the world’s largest producer and consumer of nitrogen fertilizers, currently has significant capacity surplus and many high-cost plants. As a result, the domestic nitrogen industry in China is operating at less than full capacity. If Chinese government policy, devaluation of the Chinese renminbi or decreases in Chinese producers’ underlying costs such as the price of Chinese coal encourage increased production capacity utilization, any resulting export volume could adversely affect the balance between global supply and demand and may put downward pressure on global fertilizer prices, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Our competitors in Russia continue to benefit from non-market pricing of natural gas, allowing continued exports from the region, and have significant nitrogen fertilizer export capacity. The 2016 revocations of U.S. antidumping measures on solid urea and fertilizer grade ammonium nitrate from Russia allow for increases in imports from that country.
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
Conditions in the United States, Europe and other global agricultural areas significantly impact our operating results. Agricultural planted areas and production can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, demand for agricultural products and governmental policies regarding production of or trade in agricultural products. These factors are outside of our control.
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
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, North American natural gas comprises a significant portion of the total production cost of our products. The price of natural gas in North America has been volatile in recent years. During 2017, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $2.44 per MMBtu on February 28, 2017 and a high of $3.65 per MMBtu on three consecutive days in January 2017. During the three-year period ended December 31, 2017, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.77 per MMBtu on December 8, 2016.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National

CF INDUSTRIES HOLDINGS, INC.

Balancing Point. During 2017, the daily closing price at NBP reached a low of $3.30 per MMBtu on June 15, 2017 and a high of $9.00 per MMBtu on December 12, 2017. During the three-year period ended December 31, 2017, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016 and a high of $9.00 per MMBtu on December 12, 2017.
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
We and our joint venture use natural gas and other raw materials in the manufacture of nitrogen products. We purchase the natural gas and other raw materials from third party suppliers. Our natural gas is transported by pipeline to our facilities and those of our joint venture by third party transportation providers or through the use of facilities owned by third parties. Delays or interruptions in the delivery of natural gas or other raw materials may be caused by, among other things, severe weather or natural disasters, unscheduled downtime, labor difficulties, insolvency of our suppliers or their inability to meet existing contractual arrangements, deliberate sabotage and terrorist incidents, or mechanical failures. Our joint venture, Point Lisas Nitrogen Limited, has experienced numerous natural gas curtailments as discussed in the risk factor below titled "We are exposed to risks associated with our joint venture." In addition, the transport of natural gas by pipeline is subject to additional risks, including delays or interruptions caused by capacity constraints, leaks or ruptures. Any delay or interruption in the delivery of natural gas or other raw materials, even for a limited period, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our transportation and distribution activities rely on third party providers and are subject to environmental, safety and regulatory oversight. This exposes us to risks and uncertainties beyond our control that may adversely affect our operations and exposes us to additional liability.
We rely on railroad, truck, pipeline, river barge and ocean vessel companies to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our distribution system and to ship finished products to our customers. We also lease rail cars in order to ship raw materials and finished products. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions on the inland waterway system, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards. Additionally, due to the aging infrastructure of certain bridges, roadways, rail lines, river locks, and equipment that our third party service providers utilize, we may experience delays in both the receipt of raw materials or the shipment of finished product while repairs, maintenance or replacement activities are conducted. Also, certain third party service providers, particularly railroads, have experienced periodic service slowdowns due to capacity constraints in their systems, operational and maintenance difficulties and other events, which impact the shipping times of our products.
These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, discharges or other releases of hazardous substances, terrorism or the potential use of fertilizers as explosives, governmental entities could implement new or more stringent regulatory requirements affecting the transportation of raw materials or finished products.
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

CF INDUSTRIES HOLDINGS, INC.

such costs relative to transportation costs incurred by our competitors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In the United States and Canada, the railroad industry continues various efforts to limit the railroads’ potential liability stemming from the transportation of Toxic Inhalation Hazard materials, such as the anhydrous ammonia we transport to and from our manufacturing and distribution facilities. For example, various railroads shift liability to shippers by contract, purport to shift liability to shippers by tariff, or otherwise seek to require shippers to indemnify and defend the railroads from and against liabilities (including in negligence, strict liability, or statutory liability) that may arise from certain acts or omissions of the railroads, third parties with insufficient resources, unknown causes or acts of god. These initiatives could materially and adversely affect our operating expenses and potentially our ability to transport anhydrous ammonia and increase our liability for releases of our anhydrous ammonia while in the care, custody and control of the railroads or third parties, for which our insurance may be insufficient or unavailable. New or more stringent regulatory requirements also could be implemented affecting the equipment used to ship our raw materials or finished products. Restrictions on service, increases in transportation costs, or changes in such costs relative to transportation costs incurred by our competitors, and any railroad industry initiatives that may impact our ability to transport our products, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In April 2013, there was a fire and explosion at the West Fertilizer Co. fertilizer storage and distribution facility in West, Texas. According to published reports, 15 people were killed and approximately 200 people were injured in the incident, and the fire and explosion damaged or destroyed a number of homes and buildings around the facility. Various subsidiaries of CF Industries Holdings, Inc. (the CF Entities) have been named as defendants along with other companies in lawsuits filed in 2013, 2014 and 2015 in the District Court of McLennan County, Texas by the City of West, individual residents of the County and other parties seeking recovery for damages allegedly sustained as a result of the explosion. The cases have been consolidated for discovery and pretrial proceedings in the District Court of McLennan County under the caption “In re: West Explosion Cases.” The two-year statute of limitations expired on April 17, 2015. As of that date, over 400 plaintiffs had filed claims, including at least 9 entities, 325 individuals, and 80 insurance companies. Plaintiffs allege various theories of negligence, strict liability, and breach of warranty under Texas law. Although we do not own or operate the facility or directly sell our products to West Fertilizer Co., products that the CF Entities have manufactured and sold to others have been delivered to the facility and may have been stored at the West facility at the time of the incident. The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over one hundred sixty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is expected to be scheduled for later in 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The increased focus on the risks associated with fertilizers as a result of the incident could impact the regulatory environment and requirements applicable to fertilizer manufacturing and storage facilities.

CF INDUSTRIES HOLDINGS, INC.

Our substantial indebtedness could adversely affect our cash flow, prevent us from fulfilling our obligations and impair our ability to pursue or achieve other business objectives.
As of December 31, 2017, we had approximately $4.69 billion of total funded indebtedness, consisting primarily of secured and unsecured senior notes with varying maturity dates between 2020 and 2044, or approximately 41% of our total capitalization, and an additional $695 million of senior secured borrowing availability (reflecting no outstanding borrowings and $55 million of outstanding letters of credit) under our senior secured revolving credit agreement (as amended, the Revolving Credit Agreement). Our substantial debt service obligations will have an impact on our earnings and cash flow for so long as the indebtedness is outstanding.
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
Our ability to comply with the covenants in the agreements and instruments governing our indebtedness will depend upon our future performance and various other factors, such as market prices for our nitrogen products, natural gas prices and other business, competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt agreements or would need to refinance our indebtedness. There can be no assurance that we can obtain future amendments or waivers of our debt agreements and instruments, or refinance our debt, and, even if we were able to do so, such relief might only last for a limited period, potentially necessitating additional amendments, waivers or refinancings. Any noncompliance by us with the covenants under our debt agreements and instruments could result in an event of default under those debt agreements and instruments. An event of default under an agreement or instrument governing any of our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our lenders or holders of our debt securities accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our indebtedness, which could materially and adversely impair our business operations. An event of default under our Revolving Credit Agreement would permit the lenders thereunder to terminate all commitments to extend further credit under our Revolving Credit Agreement. Furthermore, our Revolving Credit Agreement and senior secured notes provide for liens on specified collateral to secure our obligations thereunder, and if we were unable to repay amounts due and payable under our Revolving Credit Agreement or the senior secured notes, our Revolving Credit Agreement lenders or holders of the senior secured notes, as applicable, could proceed against the collateral granted to them, which could have a material adverse effect on our business, financial condition and results of operations. In the event our creditors accelerate the repayment of our indebtedness, we cannot assure that we would have sufficient assets to make such repayment.
Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.
As of February 15, 2018, our corporate credit rating by S&P Global Ratings (S&P) is BB+ with a negative outlook; our corporate credit rating by Moody's Investor Services, Inc. (Moody's) is Ba2 with a stable outlook; and our corporate credit rating with Fitch Ratings, Inc. (Fitch) is BB+ with a negative outlook.
These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings were downgraded in 2016 and rating agencies could further downgrade our credit ratings or issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

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
Weather conditions that delay or disrupt field work during the planting, growing, harvesting or application periods may cause agricultural customers to use different forms of nitrogen fertilizer, which may adversely affect demand for the forms that we sell or may impede farmers from applying our fertilizers until the following application period, resulting in lower seasonal demand for our products.
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
We have used the cash we generate outside the United States primarily to fund development of our business in non-U.S. jurisdictions. If the funds generated by our U.S. business are not sufficient to meet our need for cash in the United States, we may need to repatriate a portion of our future international earnings to the United States. Under the tax laws of the foreign countries in which we operate, those international earnings would be subject to withholding taxes when repatriated; therefore, the repatriation of those earnings could result in an increase in our worldwide effective tax rate and an increase in our use of cash to pay these taxes.
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

CF INDUSTRIES HOLDINGS, INC.

On December 22, 2017, the president of the United States signed into law the Tax Cut and Jobs Act of 2017 (the "Tax Act" or "Tax Reform"). The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from the interpretation currently reflected in our financial statements or tax returns. As we continue our analysis of the Tax Act, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which such adjustments are made.
In addition, foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.
We are reliant on a limited number of key facilities.
Our nitrogen fertilizer operations are located at nine separate nitrogen complexes, the largest of which is the Donaldsonville complex, which represented approximately 40% of our ammonia production capacity as of December 31, 2017. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our Donaldsonville complex is located in an area of the United States that experiences a relatively high level of hurricane or high wind activity and several of our complexes are located in areas that experience severe weather. Such storms, depending on their severity and location, have the potential not only to damage our facilities and disrupt our operations, but also to affect adversely the shipping and distribution of our products. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace and could result in operational disruptions.
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
As a producer of nitrogen fertilizer products working with hazardous substances, our business faces risks of spills, discharges or other releases of those substances into the environment. Certain environmental laws, including CERCLA, impose joint and several liability, without regard to fault, for cleanup costs on persons who have disposed of or released hazardous substances into the environment. Given the nature of our business, we have incurred, are incurring currently, and are likely to incur periodically in the future, liabilities under CERCLA and other environmental cleanup laws at our current facilities or facilities previously owned by us or other acquired businesses, adjacent or nearby third-party facilities or offsite disposal locations. The costs associated with future cleanup activities that we may be required to conduct or finance may be material. Additionally, we may become liable to third parties for damages, including personal injury and property damage, resulting from the disposal or release of hazardous substances into the environment.
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

CF INDUSTRIES HOLDINGS, INC.

We hold numerous environmental and other governmental permits and approvals authorizing operations at each of our facilities. Expansion or modification of our operations is predicated upon securing necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed regulatory material permit or approval, or to revoke or substantially modify an existing permit or approval, or a determination that we have violated a law or permit as a result of a governmental inspection of our facilities could have a material adverse effect on our ability to continue operations at our facilities and on our business, financial condition, results of operations and cash flows. On October 26, 2015, the EPA published a final regulation lowering the national ambient air quality standard for ozone. Ozone attainment designations were due by October 1, 2017. In November 2017, the EPA issued a partial list of air quality regions that are in attainment with the 2015 ozone standard, but it has not yet promulgated the final list of air quality regions that will be classified as as being in nonattainment with the ozone standard. These regions will be subject to more stringent permitting requirements, which in turn could make it much more difficult and expensive to obtain permits to construct new facilities or expand our existing operations.
Future regulatory restrictions on greenhouse gas (GHG) emissions in the jurisdictions in which we operate could materially adversely affect our business, financial condition, results of operations and cash flows.
We are subject to GHG regulations in the United Kingdom, Canada and the United States. In the United States, our existing facilities currently are only subject to GHG emissions reporting obligations, although our new and modified facilities are likely to be subject to GHG emissions standards included in their air permits. Our facilities in the United Kingdom are subject to regulatory emissions trading systems, which generally require us to hold or obtain emissions allowances to offset GHG emissions from those aspects of our operations that are subject to regulation under this program. Our facility in Alberta, Canada has been subject to a provincial regulation requiring reductions in the facility’s net emissions intensity, which can be met by facility improvements, the purchase of emissions offsets or performance credits, or contributions to a non-profit climate change fund established by Alberta. Beginning in 2018, our facility became subject to the Carbon Competitiveness Incentive Regulation. This regulation establishes product-specific benchmarks based on the most efficient GHG emitting facilities in a sector. Similar to the existing regulation, a facility that exceeds the applicable benchmark is required to take action to reduce its GHG emissions intensity, purchase emissions offsets or performance credits, or make contributions to Alberta's climate fund. The obligations under this regulation are being phased in over a three-year period and will be tightened over time.
Our Courtright, Ontario facility is subject to Ontario’s GHG cap-and-trade program that began in January 2017. In addition, the Canadian national government, in collaboration with Canadian provinces, has developed the Pan-Canadian Framework on Clean Growth and Climate Change. Among other things, the framework establishes a nationwide price on carbon emissions, which price serves as a floor for the GHG emissions reduction requirements of the separate Canadian provinces and territories. The announced plan would impose a $10 per ton (Canadian dollars) charge beginning in 2018, rising to $50 per ton by 2022. The framework provides for review of the approach taken by the national government and the provinces to address future action after 2022.
There are substantial uncertainties as to the nature, stringency and timing of any future GHG regulations. On December 12, 2015, 195 countries adopted by consensus a new international agreement known as the Paris Agreement. The Paris Agreement, which has been accepted by the United States and ratified by Canada and the United Kingdom, went into effect in November 2016. However, in June 2017, the United States announced its intention to withdraw from the Paris Agreement, subject to renegotiation of the Paris Agreement on terms more favorable to the United States. Under the terms of the Paris Agreement, the United States cannot formally provide notice of its withdrawal before November 2019, which would become effective one year after providing such notice. In the interim, it is unclear if the United States will comply with its commitments under the Paris Agreement. There has been no indication to date that the United States' announced withdrawal is causing other countries to also consider withdrawing from the Paris Agreement. If the Paris Agreement remains in effect, it could result in more aggressive efforts to reduce GHG emissions in the jurisdictions in which we operate.
More stringent GHG regulations, if they are enacted, are likely to have a significant impact on us, because our production facilities emit GHGs such as carbon dioxide and nitrous oxide and because natural gas, a fossil fuel, is a primary raw material used in our nitrogen production process. Regulation of GHGs may require us to make changes in our operating activities that would increase our operating costs, reduce our efficiency, limit our output, require us to make capital improvements to our facilities, increase our costs for or limit the availability of energy, raw materials or transportation, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows. In addition, to the extent that GHG restrictions are not imposed in countries where our competitors operate or are less stringent than regulations that may be imposed in the United States, Canada or the United Kingdom, our competitors may have cost or other competitive advantages over us.

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
Our business is subject to risks involving derivatives and the risk that our hedging activities might not prevent losses.
We often utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based products. We have used futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. In order to manage our exposure to changes in foreign currency exchange rates, from time to time, we may use foreign currency derivatives, primarily forward exchange contracts.
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
We have also used fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies.

CF INDUSTRIES HOLDINGS, INC.

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
We may not realize the full benefits from our strategic venture with CHS that are expected. The realization of the expected benefits of the CHS strategic venture depends on our ability to operate and manage the strategic venture successfully, and on the market prices of the nitrogen fertilizer products that are the subject of our supply agreement with CHS over the life of the agreement, among other factors. Additionally, any challenges related to the CHS strategic venture could harm our relationships with CHS or our other customers.
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
PLNL's ammonia plant relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by the National Gas Company of Trinidad and Tobago Limited (NGC). The joint venture has experienced curtailments in the supply of natural gas from NGC, which have reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and has been extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will need to be based on new agreements regarding volume and price. PLNL and NGC are currently parties to arbitration proceedings where the main issue remaining in dispute is PLNL's claims for damages from curtailments. Although the joint venture believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture, beyond 2023, that are uncertain at this time, including the quantities of gas NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing.
As part of our impairment assessment of our equity method investment in PLNL, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. Previously, in 2015, we recognized an impairment charge of $62 million related to our equity method investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2017 is $108 million. Failure to secure a long-term gas supply from NGC after 2023 on a cost effective basis could adversely affect our ability to produce ammonia at the joint venture and could result in further impairment to the value of the joint venture, such as ceasing operations and writing off the remaining investment in PLNL, which could have a material adverse effect on our results of operations.
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
Due to concerns related to terrorism or the potential use of certain fertilizers as explosives, we are subject to various security laws and regulations. In the United States, these security laws include the Maritime Transportation Security Act of 2002 and the Chemical Facilities Anti-Terrorism Standards regulation. In addition, President Obama issued in 2013 Executive

CF INDUSTRIES HOLDINGS, INC.

Order 13650 Improving Chemical Facility Safety and Security to improve chemical facility safety in coordination with owners and operators. Governmental entities could implement new or impose more stringent regulations affecting the security of our plants, terminals and warehouses or the transportation and use of fertilizers. These regulations could result in higher operating costs or limitations on the sale of our products and could result in significant unanticipated costs, lower revenues and reduced profit margins. We manufacture and sell certain nitrogen products that can be used as explosives. It is possible that governmental entities in the United States or elsewhere could impose additional limitations on the use, sale or distribution of nitrogen products, thereby limiting our ability to manufacture or sell those products, or that illicit use of our products could result in liability for us.
In October 2016, the Department of Homeland Security (DHS) released its new Chemical Security Assessment Tool (CSAT 2.0) surveys and enhanced risk tiering methodology. Facilities that had previously submitted a survey response to the DHS were notified to resubmit responses to online questionnaires to be evaluated through the revised and enhanced risk tiering methodology. In April 2017, the DHS began sending tiering determination letters to chemical facilities based on the new methodology. Depending on the risk classification resulting from the application of CSAT 2.0, our plants and terminals could be subject to more stringent stringent requirements related to chemical security.
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
We are subject to anti-corruption laws and regulations and economic sanctions programs in various jurisdictions, including the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act of 2010, the Canadian Corruption of Foreign Public Officials Act, and economic sanctions programs administered by the United Nations, the European Union and the Office of Foreign Assets Control of the U.S. Department of the Treasury, and regulations set forth under the Comprehensive Iran Accountability Divestment Act. As a result of doing business internationally, we are exposed to a risk of violating anti-corruption laws and sanctions regulations applicable in those countries where we, our partners or agents operate. Violations of anti-corruption and sanctions laws and regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts (and termination of existing contracts) and revocations or restrictions of licenses, as well as criminal fines and imprisonment. The violation of applicable laws by our employees, consultants, agents or partners could subject us to penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

CF INDUSTRIES HOLDINGS, INC.

uncertainty over the potential impact of Brexit on the global economy has resulted in increased volatility in global financial markets. The overall impact of changes in global economic conditions on us is difficult to predict, and our business could be materially adversely impacted.
In addition, conditions in the international market for nitrogen products significantly influence our operating results. The international market for nitrogen products is influenced by such factors as currency exchange rates, including the relative value of the U.S. dollar and its impact upon the cost of importing of nitrogen products into the United States, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and the laws and policies of the markets in which we operate that affect foreign trade and investment.

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
Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Such factors include, among others:

•	the cyclical nature of our business and the agricultural sector;

•	the global commodity nature of our fertilizer products, the impact of global supply and demand on our selling prices, and the intense global competition from other fertilizer producers;

•	conditions in the U.S. and European agricultural industry;

•	the volatility of natural gas prices in North America and Europe;

•	difficulties in securing the supply and delivery of raw materials, increases in their costs or delays or interruptions in their delivery;

•	reliance on third party providers of transportation services and equipment;

•	the significant risks and hazards involved in producing and handling our products against which we may not be fully insured;

•	our ability to manage our indebtedness;

•	operating and financial restrictions imposed on us by the agreements governing our senior secured indebtedness;

•	risks associated with our incurrence of additional indebtedness;

•	our ability to maintain compliance with covenants under the agreements governing our indebtedness;

•	downgrades of our credit ratings;

•	risks associated with cyber security;

•	weather conditions;

•	risks associated with changes in tax laws and disagreements with taxing authorities;

•	our reliance on a limited number of key facilities;

•	potential liabilities and expenditures related to environmental, health and safety laws and regulations and permitting requirements;

•	future regulatory restrictions and requirements related to greenhouse gas emissions;

•	risks associated with expansions of our business, including unanticipated adverse consequences and the significant resources that could be required;

•	the seasonality of the fertilizer business;

•	the impact of changing market conditions on our forward sales programs;

•	risks involving derivatives and the effectiveness of our risk measurement and hedging activities;

CF INDUSTRIES HOLDINGS, INC.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Information regarding our facilities and properties is included in Item 1. Business—Reportable Segments and Item 1. Business—Storage Facilities and Other Properties.
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Over one hundred sixty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is expected to be scheduled for later in 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Yazoo City Clean Air Act
On February 10, 2016, CFN was orally informed by representatives of the Mississippi Department of Environmental Quality (MDEQ) of MDEQ’s intent to impose a civil penalty of an amount exceeding $100,000 for alleged violations of certain fuel firing rate limits in the Company’s Clean Air Act Title V Permit for the Yazoo City, Mississippi facility. Representatives of the Company attended an administrative conference with MDEQ in early July 2016 to discuss MDEQ’s findings and calculation of the proposed penalty. On July 20, 2017, the Company and MDEQ executed an Agreed Order with MDEQ that that requires the Company to pay $95,625 that fully and finally resolves the alleged permit limit exceedances at issue in this matter.

CF INDUSTRIES HOLDINGS, INC.

Environmental
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of the definitive agreement executed in October 2013 among CF Industries Holdings, Inc., CF Industries and Mosaic, Mosaic assumed the following environmental matters and we agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the definitive agreement.
Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our sale of the phosphate mining and manufacturing business in March 2014. We and Mosaic have separately had continued discussions with the EPA subsequent to our sale of the phosphate mining and manufacturing business with respect to this matter. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
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
Other
CERCLA/Remediation Matters
For information on pending proceedings relating to environmental remediation matters, see Item 1. Business—Environmental, Health and Safety and Note 19—Contingencies to our consolidated financial statements included in Item 8 of this report.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

CF INDUSTRIES HOLDINGS, INC.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange, Inc. (NYSE) under the symbol "CF". Quarterly high and low sales prices, as reported by the NYSE, are provided below:

	Sales Prices		Dividends per Share
2017	High	Low
First Quarter	$37.17	$28.35	$0.30
Second Quarter	30.07	25.04	0.30
Third Quarter	36.51	27.27	0.30
Fourth Quarter	43.42	33.50	0.30

	Sales Prices		Dividends per Share
2016	High	Low
First Quarter	$40.95	$26.10	$0.30
Second Quarter	35.84	23.15	0.30
Third Quarter	28.32	20.77	0.30
Fourth Quarter	32.61	22.00	0.30
As of February 15, 2018, there were 753 stockholders of record.
The following table sets forth stock repurchases for each of the three months of the quarter ended December 31, 2017.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Cumulative Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	—	—	—	—
December 1, 2017 - December 31, 2017	324	39.26	—	—
Total	324	$39.26

(1)	Represents shares withheld to pay for employee tax obligations upon the vesting of restricted stock units.

CF INDUSTRIES HOLDINGS, INC.

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected historical financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements and related notes included elsewhere in this document. The following selected historical financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our consolidated financial statements, which are not included in this document. The selected historical financial data should be read in conjunction with the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2017	2016	2015(1)	2014(2)	2013
	(in millions, except per share amounts)
Statement of Operations Data:
Net sales	$4,130	$3,685	$4,308	$4,743	$5,475
Cost of sales	3,700	2,845	2,761	2,965	2,955
Gross margin	430	840	1,547	1,778	2,520
Selling, general and administrative expenses	192	174	170	152	166
Transaction costs	—	179	57	—	—
Other operating—net	18	208	92	53	(16)
Total other operating costs and expenses	210	561	319	205	150
Gain on sale of phosphate business	—	—	—	750	—
Equity in earnings (losses) of operating affiliates	9	(145)	(35)	43	42
Operating earnings	229	134	1,193	2,366	2,412
Interest expense—net	303	195	131	177	147
Loss on debt extinguishment	53	167	—	—	—
Other non-operating—net	(2)	(2)	4	2	55
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	(125)	(226)	1,058	2,187	2,210
Income tax (benefit) provision	(575)	(68)	396	773	687
Equity in earnings of non-operating affiliates—net of taxes	—	—	72	23	10
Net earnings (loss)	450	(158)	734	1,437	1,533
Less: Net earnings attributable to noncontrolling interests	92	119	34	47	68
Net earnings (loss) attributable to common stockholders	$358	$(277)	$700	$1,390	$1,465
Cash dividends declared per common share	$1.20	$1.20	$1.20	$1.00	$0.44
Share and per share data:
Net earnings (loss) per share attributable to common stockholders:
Basic	$1.53	$(1.19)	$2.97	$5.43	$4.97
Diluted	1.53	(1.19)	2.96	5.42	4.95
Weighted-average common shares outstanding:
Basic	233.5	233.1	235.3	255.9	294.4
Diluted	233.9	233.1	236.1	256.7	296.0
Other Financial Data:
Depreciation, depletion and amortization	$883	$678	$480	$393	$411
Capital expenditures	473	2,211	2,469	1,809	824

CF INDUSTRIES HOLDINGS, INC.

	December 31,
	2017	2016	2015(1)	2014(2)	2013
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$835	$1,164	$286	$1,997	$1,711
Total assets(3)	13,463	15,131	12,683	11,200	10,574
Customer advances	89	42	162	325	121
Total debt(3)	4,692	5,778	5,537	4,538	3,054
Total equity	6,684	6,492	4,387	4,572	5,438
_______________________________________________________________________________

(1)
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us. CF Fertilisers UK is now wholly owned by us. The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015. Prior to July 31, 2015, our initial 50% equity interest in CF Fertilisers UK was accounted for as an equity method investment and the financial results of this investment were included in equity in earnings of non-operating affiliates—net of taxes. See Note 7—Equity Method Investments for additional information.

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

(3)
Total debt and total assets have been retroactively restated for the years ended December 31, 2015, 2014 and 2013 to reflect our adoption during fiscal year 2016 of Accounting Standards Update 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of deferred debt issuance costs from other assets to an offset of long-term debt on our consolidated balance sheets. See Note 11—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. All references to "CF Holdings," "we," "us," "our" and "the Company" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Industry Factors

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

•	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements
Overview of CF Holdings
Our Company
We are one of the largest manufacturers and distributors of nitrogen fertilizer products and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium. We operate world-class nitrogen manufacturing complexes in Canada, the United Kingdom and the United States, and distribute plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana and Yazoo City, Mississippi manufacturing facilities, and our United Kingdom manufacturing facilities in Billingham and Ince.
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities, located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 16—Noncontrolling Interests for additional information on our strategic venture with CHS;

•
an approximately 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	two Canadian nitrogen fertilizer manufacturing facilities, located in Medicine Hat, Alberta (the largest nitrogen fertilizer complex in Canada) and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing complexes, located in Billingham and Ince;

CF INDUSTRIES HOLDINGS, INC.

•	an extensive system of terminals and associated transportation equipment located primarily in the midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
On February 7, 2018, we announced that Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of $84.033 per unit was determined under the terms of TNCLP’s partnership agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. We intend to fund the purchase with cash on hand. As of the April 2, 2018 purchase date, all rights of the holders of the units will terminate, with the exception of the right to receive payment of the purchase price. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP, and the common units representing limited partner interests will cease to be publicly traded or listed on the New York Stock Exchange.
Industry Factors
We operate in a highly competitive, global industry. Our operating results are influenced by a broad range of factors, including those outlined below.
Global Supply and Demand Factors
Our products are globally traded commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions, changes in supply and demand and different cost factors.
Historically, global fertilizer demand has been driven primarily by population growth, gross domestic product growth, changes in dietary habits, planted acreage, and application rates, among other things. We expect these key variables to continue to have major impacts on long-term fertilizer demand for the foreseeable future. Short-term fertilizer demand growth may depend on global economic conditions, weather patterns, the level of global grain stocks relative to consumption, governmental regulations, including fertilizer subsidies or requirements mandating increased use of bio-fuels or industrial nitrogen products and farm sector income. Other geopolitical factors like temporary disruptions in fertilizer trade related to government intervention or changes in the buying/selling patterns of key exporting/consuming countries such as China, India, Russia and Brazil, among others, often play a major role in shaping near-term market fundamentals. The economics of nitrogen-based fertilizer manufacturing play a key role in decisions to increase or reduce production capacity. Supply of fertilizers is generally driven by available capacity and operating rates, raw material costs and availability, government policies and global trade. Raw materials are dependent on energy sources such as natural gas or coal; supply costs are affected by the supply of and demand for these commodities.
Over the last decade, strong demand, high capacity utilization and increasing operating margins as a result of higher global nitrogen fertilizer prices stimulated global investment in nitrogen production facilities, which resulted in an increase in global nitrogen fertilizer production capacity. As a result, global nitrogen fertilizer capacity increased faster than global nitrogen fertilizer demand, creating a surplus of global nitrogen capacity in the market, and leading to lower nitrogen fertilizer selling prices. In addition, global feedstock commodity prices declined, including coal and oil-linked gas, contributing to the lower nitrogen fertilizer prices.

CF INDUSTRIES HOLDINGS, INC.

Global Trade in Fertilizer
In addition to the relationship between global supply and demand, profitability within a particular geographic region is determined by the supply/demand balance within that region. Regional supply and demand can be influenced significantly by factors affecting trade within regions. Some of these factors include the relative cost to produce and deliver product, relative currency values, the availability of credit and governmental trade policies. The development of additional natural gas reserves in North America over the last decade has decreased natural gas costs relative to the rest of the world, making North American nitrogen fertilizer producers more competitive. These lower natural gas costs contributed to announcements of several nitrogen fertilizer capacity expansion projects in North America, including our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa, which were completed in December 2016. Changes in currency values may also alter our cost competitiveness relative to producers in other regions of the world.
Imports account for a significant portion of the nitrogen fertilizer consumed in North America. Producers of nitrogen-based fertilizers located in the Middle East, Ukraine, the Republic of Trinidad and Tobago, Venezuela, North Africa, Russia and China have been major exporters to North America.
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

CF INDUSTRIES HOLDINGS, INC.

Items Affecting Comparability of Results
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act" or "Tax Reform") which includes a number of changes to U.S. tax law that affect us. As a result of the Tax Act we recognized a $491 million income tax benefit, which has a significant impact on our 2017 financial results. This impact generally results from the following two major provisions:

•
Impact of Tax Rate Change on Deferred Tax Liabilities - The most significant impact of Tax Reform is the reduction of the U.S. statutory corporate tax rate from 35% to 21%. This change necessitates the revaluation of all of our U.S. deferred tax balances which resulted in an income tax benefit of $552 million that was recorded in 2017.

•
Transition Tax (Repatriation Tax) on Foreign Earnings and Profits - Tax Reform requires us to pay U.S. tax on our previously untaxed foreign earnings. Foreign earnings held in the form of cash and cash equivalents are taxed at a 15.5% rate, and the remaining earnings are taxed at an 8% rate. We intend to elect to pay the transition tax in installments over an eight-year period and have recognized a tax charge and liability of $57 million in 2017 for this item.

Nitrogen Fertilizer Selling Prices
A significant amount of new nitrogen production capacity came on line in 2016 and 2017, including an increase in production capacity located in North America, which has further increased supply. Additional production capacity is expected to come on line in 2018. As a result, we expect the lower priced environment to continue until global supply and demand become more balanced through a combination of continued demand growth and supply reductions as producers respond to lower realized margins by taking higher cost production facilities off line.
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to continued imports from various exporting regions and delayed North American buyer interest as a result of greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. Early in the first quarter of 2017, prices began to increase as the supply and demand balance tightened in anticipation of spring fertilizer demand for the planting and growing season. However, as the first quarter progressed, increased imports into North America increased fertilizer supply in the region, which pressured selling prices downward as the quarter ended. During the second quarter of 2017, excess supply through imports into the United States that occurred in the first quarter of 2017 continued in the second quarter, negatively impacting selling prices. During the third quarter of 2017, prices hit yearly lows and then selling prices for most nitrogen products increased throughout the quarter, ending higher than at the beginning of the quarter, driven by significantly lower Chinese exports, higher energy and production costs in parts of the world, a weaker U.S. dollar and strong global demand. During the fourth quarter of 2017, certain announced nitrogen industry capacity additions that were expected to occur, were delayed, and certain maintenance outages all led to a favorable supply demand balance and contributed to a rise in nitrogen pricing.
The significant price fluctuations we have experienced in 2017 are symptoms of a market in transition as new capacity comes on line and global trade flows adjust, and this transition is not complete. We expect the final set of North American capacity additions to come fully on line by mid-2018. Should imports of nitrogen products into North America continue at high rates, the oversupply in the region will continue, which could lead to lower prices, similar to those experienced in early 2017. New global nitrogen capacity additions coming on line after 2018 are expected to be lower than recent years, which will support the market transition or more balanced supply and demand.
The greater global nitrogen supply availability and resulting low nitrogen fertilizer selling prices significantly impacted our results. The average selling price for our products for 2017, 2016 and 2015 was $207 per ton, $217 per ton and $314 per ton, respectively. The decline in average selling prices from 2016 to 2017 reduced net sales by $293 million, while the decline in average selling prices from 2015 to 2016 reduced net sales by $1.4 billion. In addition to the direct impact of lower selling prices, during periods of declining prices, customers tend to delay purchasing fertilizer in anticipation of prices in the future being lower than current prices.

CF INDUSTRIES HOLDINGS, INC.

During the years ended December 31, 2017, 2016 and 2015, certain significant items impacted our financial results. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. Positive amounts in the table below are costs or expenses incurred, while negative amounts are income recognized in the periods presented.

	2017		2016		2015
	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)	Pre-Tax	After-Tax(1)
	(in millions)
Impact of U.S. Tax Cuts and Jobs Act(2)	(491)	(491)	—	—	—	—
Depreciation and amortization(3)	883	558	678	426	480	301
Unrealized net mark-to-market loss (gain) on natural gas derivatives(4)	61	39	(260)	(163)	176	111
Loss (gain) on foreign currency transactions including intercompany loans(5)	2	1	93	93	(8)	—
Equity method investment tax contingency accrual(6)	7	7	—	—	—	—
Strategic venture with CHS:
Noncontrolling interest(7)	73	73	93	93	—	—
Loss on embedded derivative liability(5)	4	3	23	14	—	—
Loss on debt extinguishment	53	33	167	105	—	—
Debt and revolver amendment fees(8)	—	—	18	11	—	—
Capacity expansion project expenses(5)	—	—	73	46	51	32
Start-up costs - Donaldsonville / Port Neal expansion plants(4)	—	—	52	32	—	—
Loss on foreign currency derivatives(5)	—	—	—	—	22	13
Transaction costs and termination of agreement with OCI:
Transaction costs	—	—	179	96	57	37
Financing costs related to bridge loan commitment fee(9)	—	—	28	18	6	4
Gain on remeasurement of CF Fertilisers UK investment(6)	—	—	—	—	(94)	(94)
Impairment of equity method investment in PLNL(6)	—	—	134	134	62	62
(Gain) loss on sale of equity method investments(10)	(14)	(9)	—	—	43	31
Total Impact of Significant Items	$578	$214	$1,278	$905	$795	$497
______________________________________________________________________________
(1) The tax impact is calculated utilizing a marginal effective rate of 36.8% in 2017 and 37.2% in both 2016 and 2015.
(2) Included in income tax benefit in our consolidated statements of operations.
(3) Included primarily in cost of sales and selling, general and administrative expenses in our consolidated statements of operations.
(4)    Included in cost of sales in our consolidated statements of operations.
(5) Included in other operating—net in our consolidated statements of operations.
(6) Included in equity in earnings (losses) of operating affiliates in our consolidated statements of operations.
(7) Included in net earnings attributable to noncontrolling interests in our consolidated statements of operations.
(8) Included primarily in interest expense in our consolidated statements of operations.
(9) Included in interest expense in our consolidated statements of operations.
(10) Included in equity in earnings (losses) of operating affiliates (in 2017) and in equity in earnings of non-operating affiliates (in 2015) in our consolidated statements of operations.

The following describes the significant items that impacted the comparability of our financial results in 2017, 2016 and 2015. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts.

CF INDUSTRIES HOLDINGS, INC.

Depreciation and amortization
Total depreciation and amortization expense recognized in 2017, 2016 and 2015 was $883 million, $678 million and $480 million, respectively. This increase in depreciation expense reflects the completion of our capacity expansion projects and placing in service all five of the new plants prior to the end of 2016. The capacity expansion projects were originally announced in 2012 and included the construction of new ammonia, urea, and UAN plants at our Donaldsonville, Louisiana complex and new ammonia and urea plants at our Port Neal, Iowa complex. These plants increased our overall production capacity by approximately 25%, improved our product mix flexibility at Donaldsonville, and improved our ability to serve upper-Midwest urea customers from our Port Neal location. The following table indicates the quarter in which each of the five expansion plants were placed in service.

Quarter placed in service	Expansion plant location
Q4 2015	Donaldsonville Urea
Q1 2016	Donaldsonville UAN
Q4 2016	Donaldsonville Ammonia
Q4 2016	Port Neal Ammonia and Urea
Depreciation expense pertaining to each of our capacity expansion plants commenced once the applicable plant was placed in service.
Unrealized net mark-to-market loss (gain) on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In 2017, 2016 and 2015, we recognized unrealized net mark-to-market losses (gains) on natural gas derivatives of $61 million, $(260) million and $176 million, respectively.
Loss (gain) on foreign currency transactions including intercompany loans
In 2017, 2016 and 2015, we recognized losses (gains) of $2 million, $93 million and $(8) million, respectively, from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Equity method investment tax contingency accrual
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against our equity method investment in the Republic of Trinidad and Tobago, PLNL, related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual, which reduced our equity in earnings of PLNL for 2017 by approximately $7 million reflecting our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.
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
We began recognizing the noncontrolling interest pertaining to CHS’ ownership interest in CFN on February 1, 2016. During 2017 and 2016, we recognized earnings attributable to the noncontrolling interest in CFN of $73 million and

CF INDUSTRIES HOLDINGS, INC.

$93 million, respectively. See Note 16—Noncontrolling Interests for additional information regarding our strategic venture with CHS.
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. During 2017 and 2016, included in other operating—net in our consolidated statements of operations is a net loss of $4 million and $23 million, respectively.
Debt activity
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020 (the 2020 Notes) pursuant to a tender offer. The aggregate purchase price was approximately $331 million. As a result of the early redemption of the 2018 Notes and the purchase of the 2020 Notes, we recognized a loss on debt extinguishment of $53 million, primarily consisting of $48 million of total premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
In the fourth quarter of 2016, due to the uncertain duration of the prevailing low nitrogen fertilizer selling price environment and in order to provide liquidity and covenant flexibility for the future, we took certain steps with respect to the Revolving Credit Agreement and our senior notes due 2022, 2025 and 2027 (the Private Senior Notes). On November 21, 2016, we prepaid the $1.0 billion aggregate principal amount of the Private Senior Notes, and paid the related make-whole amount of approximately $170 million. We made the prepayment and make-whole payment using the proceeds from an offering of $1.25 billion aggregate principal amount of senior secured notes consisting of $500 million aggregate principal amount of senior secured notes due 2021 and $750 million aggregate principal amount of senior secured notes due 2026 (collectively referred to as the “Senior Secured Notes”). We recognized $167 million of the $170 million cash make-whole payment on the Private Senior Notes as a loss on debt extinguishment, with the $3 million remainder being a debt modification cost that is being amortized over the term of the Senior Secured Notes.
In connection with the completion of the offering of the Senior Secured Notes and the prepayment of the Private Senior Notes in November 2016, certain amendments to the Revolving Credit Agreement became effective. The amendments included, among other things, changes in and additions to the financial and other covenants and a reduction in the size of the facility from $1.5 billion to $750 million.
In conjunction with our debt restructuring, including amendments to the Revolving Credit Agreement, we recognized $18 million of debt issuance and amendment fees in 2016. See further discussion under "Liquidity and Capital Resources" below and Note 11—Financing Agreements for additional information.
Capacity expansion projects
Our capacity expansion projects were completed in the fourth quarter of 2016. Capacity expansion project expenses in 2016 and 2015 of $73 million and $51 million, respectively, are included in other operating—net in our consolidated statements of operations and generally consisted of administrative costs and other project costs that did not qualify for capitalization.
Start-up costs of $52 million, which primarily relate to the cost of commencing production at the ammonia plants, were incurred in 2016 and are included in cost of sales in our consolidated statements of operations. Losses on foreign currency derivatives of $22 million in 2015 are included in other operating—net in our consolidated statements of operations and relate to hedges of European euro denominated equipment purchased as part of the capacity expansion projects.

CF INDUSTRIES HOLDINGS, INC.

Transaction costs and termination of agreement with OCI
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On May 22, 2016, CF Holdings, OCI and the other parties to the Combination Agreement entered into a termination agreement (the Termination Agreement) under which the parties agreed to terminate the Combination Agreement by mutual written consent. Pursuant to the Termination Agreement, CF Holdings paid OCI a termination fee of $150 million. Under the Termination Agreement, the parties to the Combination Agreement also agreed to release each other from any and all claims, actions, obligations, liabilities, expenses and fees in connection with, arising out of or related to the Combination Agreement and all ancillary agreements contemplated thereby (other than the confidentiality agreement between CF Holdings and OCI) or the transactions contemplated therein or thereby.
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
CF Fertilisers UK acquisition
On July 31, 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK Group Limited (formerly known as GrowHow UK Group Limited) (CF Fertilisers UK) not previously owned by us for total consideration of $570 million, and CF Fertilisers UK became a wholly owned subsidiary. Upon the acquisition, we recognized a $94 million gain on the remeasurement to fair value of our initial 50% equity investment in CF Fertilisers UK. CF Fertilisers UK Limited (formerly known as GrowHow UK Limited), a wholly owned subsidiary of CF Fertilisers UK, operates two nitrogen manufacturing complexes in the United Kingdom, in the cities of Ince and Billingham. This transaction increased our manufacturing capacity with the acquisition of CF Fertilisers UK’s nitrogen manufacturing complexes. The Ince complex is located in northwestern England and consists of an ammonia plant, three nitric acid plants, an AN plant and three NPK plants. The Billingham complex is located in the Teesside chemical area in northeastern England, and consists of an ammonia plant, three nitric acid plants, a carbon dioxide plant and an AN fertilizer plant.
Equity method investments
In the fourth quarter of 2017, we recognized a gain of $14 million related to the sale of our interest in a joint venture that owns a carbon dioxide liquefaction and purification facility. During 2015, we recognized a loss of $43 million related to the sale of our 50% investment in Keytrade AG and the sale of our 50% investment in an ammonia storage joint venture in Houston, Texas.
Our equity in earnings (losses) of operating affiliates for the years ended December 31, 2016 and 2015, includes an impairment charge of our equity method investment in PLNL of $134 million and $62 million, respectively. PLNL is our joint venture investment in the Republic of Trinidad and Tobago and operates an ammonia plant that relies on natural gas supplied by the National Gas Company of Trinidad and Tobago Limited (NGC) pursuant to a gas sales contract (the NGC Contract). PLNL had experienced curtailments in the supply of natural gas from NGC, which reduced the ammonia production at PLNL. See "Critical Accounting Policies and Estimates" below, for additional information.
See Note 7—Equity Method Investments for additional information regarding our equity method investments.

CF INDUSTRIES HOLDINGS, INC.

Financial Executive Summary
Net earnings (loss)
We reported net earnings attributable to common stockholders of $358 million in 2017 compared to a net loss of $277 million in 2016, or an increase in net earnings between the periods of $635 million. Tax Reform had a significant impact on our reported results in 2017 as we recognized $491 million of income in our tax provision related to the enactment of Tax Reform in the United States. Further information regarding the impact of Tax Reform can be found above under "Items Affecting Comparability of Results—Tax Cuts and Jobs Act." Diluted net earnings per share attributable to common stockholders was $1.53 in 2017 compared to diluted net loss per share attributable to common stockholders of $1.19 in 2016, or an increase of $2.72 per share. The impact of Tax Reform added $2.10 to diluted earnings per share in 2017.
(Loss) earnings before income taxes
Earnings before income taxes increased by $101 million to a loss of $125 million in 2017 from a loss of $226 million in 2016. The increase in earnings before income taxes is due to a combination of the following three categories of items which are described below:

•	$617 million of charges that were recognized in 2016 that did not reoccur in 2017; partially offset by

•	$410 million reduction in gross margin from operations; and

•	$108 million increase in net interest expense.
Significant charges in 2016
In 2016, we recognized $617 million of certain significant charges from the following items:

•
Transaction costs of $179 million pertaining to our proposed combination with certain businesses of OCI (that was ultimately terminated in 2016) and costs associated with establishing our strategic venture with CHS.

•	An impairment charge of $134 million related to our investment in Point Lisas Nitrogen Limited.

•
We took actions in both 2016 and 2017 to make modifications to our outstanding debt in response to changes in market conditions.  Losses on debt extinguishments declined by $114 million as 2016 had losses of $167 million and 2017 had losses of $53 million.

•
Other operating expenses declined by $190 million in 2017 from an expense of $208 million in 2016 to an expense of $18 million in 2017. Other operating expenses are primarily pertaining to losses on foreign currency exchange rate impacts of the British pound and Canadian dollar on certain intercompany loans, certain costs pertaining to our capacity expansion projects and fair value adjustments for a derivative related to our strategic venture with CHS.

Gross margin from operations in 2017
As discussed earlier in "Overview of CF Holdings—Industry Factors and Items Affecting Comparability of Results," our operating results continue to be impacted by a surplus of capacity in the nitrogen industry, which has impacted product selling prices. Industry pricing conditions in 2017 declined early in the year to multi-year lows as oversupply conditions persisted, but selling prices rose as the year ended when supply and demand conditions were more in balance due to delays in the start-up of certain new industry capacity and stronger demand in certain regions. Our results in 2017 also included the full impact of all of our new capacity expansion plants. As a result, we set both production and sales volume records in 2017.
Our gross margin declined by $410 million in 2017 to $430 million from $840 million in 2016. The following major factors contributed to the decline in gross margin:

•	a higher unrealized net mark-to-market loss on natural gas derivatives, which decreased gross margin by $321 million as 2017 included a $61 million loss and 2016 included a $260 million gain,

•
a decrease in average selling prices of 5%, which reduced gross margin by $293 million, including the impact of foreign currency exchange rates. In 2017, the average selling prices for ammonia, UAN and granular urea declined by 13%, 11%, and 3%, respectively, while the average selling price for AN increased by 10%,

•
an increase in physical natural gas costs in 2017, partially offset by the impact of natural gas derivatives that settled in the period, which decreased gross margin by $162 million as compared to 2016, and

CF INDUSTRIES HOLDINGS, INC.

•
the impact of an increase in depreciation and amortization, excluding the impact from higher sales volume, of $160 million in 2017 as compared to 2016 due primarily to the completion and start-up of our capacity expansion projects,

•
partially offset by an increase in sales volume of 18%, which increased gross margin by $275 million, primarily driven by an increase in sales volume for ammonia and granular urea of 43% and 21%, respectively,

•	targeted cost reduction initiatives and production efficiencies due to increased volume, and

•	start-up costs of $52 million in 2016 for the new ammonia plants at our Donaldsonville and Port Neal facilities.
Interest expense—net
Net interest expense increased by $108 million to $303 million in 2017 from $195 million in 2016. The increase is due primarily to a decrease in the amount of interest capitalized due to the completion of our capacity expansion projects in 2016.
Cash Position
Our cash and cash equivalents balance was $835 million at December 31, 2017, a decline of $329 million from $1.16 billion at December 31, 2016. During 2017, our cash balance was significantly impacted by the following events, which are further described in "Liquidity and Capital Resources" below.

•	Receipt of a federal tax refund of $815 million due to the carryback of certain tax losses primarily arising from our capacity expansion projects

•	Early redemption and purchase of $1.1 billion in aggregate principal amount of certain senior notes due in 2018 and 2020

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Year ended December 31,
	2017	2016	2015	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$4,130	$3,685	$4,308	$445	12%	$(623)	(14)%
Cost of sales (COS)	3,700	2,845	2,761	855	30%	84	3%
Gross margin	430	840	1,547	(410)	(49)%	(707)	(46)%
Gross margin percentage	10.4%	22.8%	35.9%	(12.4)%		(13.1)%
Selling, general and administrative expenses	192	174	170	18	10%	4	2%
Transaction costs	—	179	57	(179)	(100)%	122	N/M
Other operating—net	18	208	92	(190)	(91)%	116	126%
Total other operating costs and expenses	210	561	319	(351)	(63)%	242	76%
Equity in earnings (losses) of operating affiliates	9	(145)	(35)	154	N/M	(110)	N/M
Operating earnings	229	134	1,193	95	71%	(1,059)	(89)%
Interest expense—net	303	195	131	108	55%	64	49%
Loss on debt extinguishment	53	167	—	(114)	(68)%	167	N/M
Other non-operating—net	(2)	(2)	4	—	—%	(6)	N/M
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	(125)	(226)	1,058	101	(45)%	(1,284)	N/M
Income tax (benefit) provision	(575)	(68)	396	(507)	N/M	(464)	N/M
Equity in earnings of non-operating affiliates—net of taxes	—	—	72	—	—%	(72)	(100)%
Net earnings (loss)	450	(158)	734	608	N/M	(892)	N/M
Less: Net earnings attributable to noncontrolling interests	92	119	34	(27)	(23)%	85	N/M
Net earnings (loss) attributable to common stockholders	$358	$(277)	$700	$635	N/M	$(977)	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$1.53	$(1.19)	$2.96	$2.72	N/M	$(4.15)	N/M
Diluted weighted-average common shares outstanding	233.9	233.1	236.1	0.8	—%	(3.0)	(1)%
Dividends declared per common share	$1.20	$1.20	$1.20	$—	—%	$—	—%
Natural Gas Supplemental Data (per MMBtu)
Natural gas costs in COS(1)	$3.33	$2.61	$3.00	$0.72	28%	$(0.39)	(13)%
Realized derivatives loss in COS(2)	0.07	0.46	0.28	(0.39)	(85)%	0.18	64%
Cost of natural gas in COS	$3.40	$3.07	$3.28	$0.33	11%	$(0.21)	(6)%
Average daily market price of natural gas Henry Hub (Louisiana)	$2.96	$2.48	$2.61	$0.48	19%	$(0.13)	(5)%
Average daily market price of natural gas National Balancing Point (UK)(3)	$5.80	$4.66	$6.53	$1.14	25%	$(1.87)	(29)%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$61	$(260)	$176	$321	N/M	$(436)	N/M
Depreciation and amortization	$883	$678	$480	$205	30%	$198	41%
Capital expenditures	$473	$2,211	$2,469	$(1,738)	(79)%	$(258)	(10)%
Sales volume by product tons (000s)	19,952	16,957	13,718	2,995	18%	3,239	24%
Production volume by product tons (000s):
Ammonia(4)	10,295	8,307	7,673	1,988	24%	634	8%
Granular urea	4,451	3,368	2,520	1,083	32%	848	34%
UAN (32%)	6,914	6,698	5,888	216	3%	810	14%
AN	2,127	1,845	1,283	282	15%	562	44%
______________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Amount represents average daily market price for the full year.

(4)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
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
Our total net sales increased $445 million, or 12%, to $4.13 billion in 2017 compared to $3.69 billion in 2016 due to an 18% increase in sales volume, which increased net sales by $738 million, partially offset by a 5% decrease in average selling prices, which reduced net sales by $293 million.
Average selling prices were $207 per ton in 2017 compared to $217 per ton in 2016 due primarily to lower ammonia, UAN and granular urea average selling prices in 2017. Selling prices were negatively impacted by greater supply availability which continues to pressure selling prices globally. During the fourth quarter of 2017, certain announced nitrogen industry capacity additions that were expected to occur, were delayed, and certain maintenance outages all led to a favorable supply demand balance and contributed to a rise in nitrogen pricing.
The increase in total sales volume of 18% was due primarily to higher ammonia and granular urea sales volumes, driven by increased production from the completion of our capacity expansion projects in December 2016.
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
Our cost of sales increased $855 million, or 30%, from 2016 to 2017. The increase in cost of sales was primarily due to the impact of higher sales volume, higher unrealized net mark-to-market losses on natural gas derivatives and higher realized natural gas costs, including the impact of realized derivatives, in addition to higher depreciation expense related to the completion of our capacity expansion projects and placing those assets into service. These increases to cost of sales were partially offset by targeted cost reduction initiatives, production efficiencies due to increased volume in 2017 and the absence of start-up costs of the new ammonia plant at our Donaldsonville facility and the new ammonia and urea plants at our Port Neal facility that occurred in 2016. The cost of sales per ton averaged $185 in 2017, a 10% increase from $168 per ton in 2016. Cost of sales includes a $61 million unrealized net mark-to-market loss in 2017 compared to a $260 million unrealized net mark-to-market gain in 2016. Additionally, realized natural gas costs, including the impact of realized derivatives, increased 11% from $3.07 per MMBtu in 2016 to $3.40 in 2017.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of corporate office expenses such as salaries and other payroll-related costs for our executive, administrative, legal, financial and marketing functions, as well as certain taxes and insurance and other professional service fees, including those for corporate initiatives.
Selling, general and administrative expenses increased $18 million to $192 million in 2017 from $174 million in 2016. The increase was due primarily to the combination of certain corporate office initiatives and higher incentive compensation due to improvements in operating performance.
Transaction Costs
Transaction costs consist of various consulting and legal services associated with the proposed combination with certain businesses of OCI that was terminated on May 22, 2016; our strategic venture with CHS, which began on February 1, 2016; and our July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.
In 2016, we incurred $179 million of transaction costs, including the $150 million termination fee paid to OCI in the second quarter of 2016 as a result of the termination of the Combination Agreement and costs for various consulting and legal services.

CF INDUSTRIES HOLDINGS, INC.

Other Operating—Net
Other operating—net includes administrative costs that do not relate directly to our central operations and costs associated with our capacity expansion projects. Costs included in "other costs" can include foreign exchange gains and losses, unrealized gains and losses on foreign currency derivatives, costs associated with our closed facilities, amounts recorded for environmental remediation for other areas of our business, litigation expenses and gains and losses on the disposal of fixed assets.
Other operating—net was $18 million of expense in 2017 compared to $208 million of expense in 2016. The decreased expense was due primarily to a $93 million loss in 2016 from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested. Due to a restructuring of certain intercompany loans, we did not incur the same level of foreign exchange rate impacts in 2017. The decreased expense is also due to expansion project expenses in 2016 of $73 million, generally consisting of administrative and other project costs that did not qualify for capitalization, and a $23 million charge representing the net fair value adjustments to an embedded derivative related to our strategic venture with CHS. See Note 8—Fair Value Measurements for additional information.
Equity in Earnings (Losses) of Operating Affiliates
Equity in earnings (losses) of operating affiliates primarily consists of our 50% ownership interest in PLNL. We include our share of the net earnings from our equity method investment in PLNL as an element of earnings from operations because this investment provides additional production and is integrated with our other supply chain and sales activities. Our share of the net earnings includes the amortization of certain tangible and intangible assets identified as part of the application of purchase accounting at acquisition. In 2016, equity in earnings (losses) of operating affiliates also includes impairment of our equity method investment in PLNL.
Equity in earnings (losses) of operating affiliates was $9 million of earnings in 2017 compared to $145 million of losses in 2016. Earnings in 2017 includes a gain of $14 million related to the sale of our interest in a joint venture that owns a carbon dioxide liquefaction and purification facility. In the fourth quarter of 2016, we recognized a $134 million impairment of our equity method investment in PLNL. For additional information regarding the impairment of our equity method investment in PLNL, see "Critical Accounting Policies and Estimates," below, and Note 7—Equity Method Investments.
Interest Expense—Net
Our interest expense—net includes the interest expense on our long-term debt, amortization of the related fees required to execute financing agreements and annual fees pursuant to our Revolving Credit Agreement. Capitalized interest relating to the construction of major capital projects reduces interest expense as the interest is capitalized and amortized over the estimated useful lives of the facility along with all other construction costs. Our interest expense—net also includes interest income, which represents amounts earned on our cash, cash equivalents and investments.
Net interest expense increased by $108 million to $303 million in 2017 from $195 million in 2015. The $108 million increase was due primarily to a decrease in the amount of interest capitalized due to the completion of our capacity expansion projects. In 2016, capitalized interest was $166 million compared to $2 million in 2017. Net interest expense in 2016 also includes the amortization of capitalized bridge credit agreement fees of $28 million pertaining to the bridge loan for our proposed combination with certain businesses of OCI. Upon the termination of the proposed combination with OCI, the unamortized portion of these fees was expensed.
During 2016, due to the uncertain duration of the prevailing low nitrogen fertilizer selling price environment and in order to provide liquidity and covenant flexibility for the future, we modified the Revolving Credit Agreement by reducing its size from $2.0 billion to $750 million and modifying certain covenants and other terms. As a result of these changes, we recognized $16 million of debt amendment fees and accelerated amortization of loan fees in interest expense in 2016.
Loss on Debt Extinguishment
Loss on debt extinguishment of $53 million in 2017 primarily consists of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes. Loss on debt extinguishment of $167 million in 2016 consists of the make-whole payment, which resulted from our November 21, 2016 prepayment of the $1.0 billion aggregate principal amount of Private Senior Notes. The loss on debt extinguishment of $167 million excludes $3 million (of the $170 million make-whole payment), which was accounted for as a modification and recognized on our consolidated balance sheet as deferred financing fees, a reduction of long-term debt, and is being amortized using the effective interest rate method over the term of the Senior Secured Notes.

CF INDUSTRIES HOLDINGS, INC.

Income Tax (Benefit) Provision
Our income tax benefit for 2017 was $575 million on a pre-tax loss of $125 million, compared to an income tax benefit of $68 million on a pre-tax loss of $226 million in the prior year. The higher income tax benefit in 2017 is due primarily to the impact of the Tax Act, which resulted in an income tax benefit of $491 million recorded in the fourth quarter of 2017, reflecting our best estimate of the impact of the Tax Act.
The primary impact of the Tax Act is the revaluation of all of our U.S. deferred tax balances, as result of the reduction of the U.S. statutory corporate tax rate from 35% to 21%, which resulted in an income tax benefit of $552 million that was recorded in 2017. This income tax benefit was partially offset by a tax charge and liability of $57 million, which represents our best estimate of the transition tax, or repatriation tax, on foreign earnings and profits, as described above under "Items Affecting Comparability—Tax Cuts and Jobs Act."
In addition, in both years, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $92 million and $119 million in 2017 and 2016, respectively, which are included in our pre-tax loss, impact the effective tax rate in both years. See Note 16—Noncontrolling Interests for additional information.
Due primarily to the $491 million income tax benefit from the Tax Act, we recognized a $575 million income tax benefit in 2017 on a pre-tax loss of $125 million. Our effective tax rate in 2017, exclusive of the tax benefit from the Tax Act and exclusive of the earnings attributable to the noncontrolling interests of $92 million from our pre-tax loss, results in an effective tax rate of 38.8%. Our effective tax rate in 2016, exclusive of the earnings attributable to the noncontrolling interests of $119 million from our pre-tax income, resulted in an effective tax rate of 19.6%.
In the fourth quarter of 2016, we determined the carrying value of our equity method investment in PLNL exceeded fair value and recognized an impairment of our equity method investment in PLNL of $134 million, which is included in the equity in earnings of operating affiliates. Our 2016 income tax provision does not include a tax benefit for the impairment of our equity method investment as it will not give rise to a tax deduction, which reduced our 2016 effective tax rate.
Both 2017 and 2016 were impacted by additional discrete tax items. See Note 9—Income Taxes for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests includes the net earnings attributable to the 24.7% interest of the publicly-held common units of TNCLP. We own approximately 75.3% of TNCLP and outside investors own the remaining 24.7%. Net earnings attributable to noncontrolling interests also includes the net earnings attributable to the approximately 11% CHS minority equity interest in CFN, a subsidiary of CF Holdings, purchased for $2.8 billion on February 1, 2016.
Net earnings attributable to noncontrolling interests decreased $27 million in 2017 compared to 2016 due primarily to lower earnings from both CFN and TNCLP as both were impacted by lower average selling prices due to greater global nitrogen supply availability due to global capacity additions. The earnings of CFN were also impacted by higher natural gas prices and the impact of higher depreciation as a result of the completion of our capacity expansion projects and placing those assets into service.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders, including the impact of Tax Reform, increased $2.72 to earnings of $1.53 per share in 2017 from a loss of $1.19 per share in 2016. This increase is due primarily to the impact of Tax Reform partially offset by lower gross margin primarily driven by an increase in unrealized net mark-to-market losses on natural gas derivatives, the impact of lower selling prices due to greater global nitrogen supply availability, higher realized natural gas costs, including the impact of realized derivatives, and higher depreciation expense.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales
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
Capacity expansion project costs, including depreciation expense, which commenced once the respective expansion plant was placed in service, totaled $116 million in 2016. Start-up costs, which primarily relate to the cost of commencing production at the new ammonia plants for our Donaldsonville, Louisiana and Port Neal, Iowa plants, totaled $52 million in 2016.
Cost of goods sold per ton declined $33 per ton, or 16%, from $201 in 2015 to $168 in 2016, as a result of the factors noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4 million to $174 million in 2016 from $170 million in 2015. The increase was due primarily to the impact of the CF Fertilisers UK acquisition, partly offset by lower costs for corporate office initiatives and lower intangible asset amortization expense.
Transaction Costs
In 2016, we incurred $179 million of transaction costs associated with the proposed combination with certain businesses of OCI and our strategic venture with CHS. This includes the $150 million termination fee paid by CF Holdings to OCI in the second quarter of 2016 as a result of the termination of the Combination Agreement and costs for various consulting and legal services. In 2015, we incurred $57 million of transaction costs associated with the proposed combination with certain businesses of OCI, our strategic venture with CHS and the acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us.
Other Operating—Net
Other operating—net was $208 million in 2016 compared to $92 million in 2015. The increased expense was due primarily to $93 million of realized and unrealized losses on foreign currency transactions primarily related to British pound denominated intercompany debt that has not been permanently invested. In addition, the increased expense also reflects higher expansion project costs pertaining to our Donaldsonville, Louisiana and Port Neal, Iowa capacity expansion projects that did not qualify for capitalization and the loss of $23 million representing the net fair value adjustments to an embedded derivative related to our strategic venture with CHS. See Note 8—Fair Value Measurements for additional information. These increases were partly offset by a decrease in realized and unrealized losses on foreign currency derivatives of $22 million.

CF INDUSTRIES HOLDINGS, INC.

Equity in (Losses) Earnings of Operating Affiliates
Equity in (losses) earnings of operating affiliates decreased by $110 million in 2016 as compared to 2015 due primarily to a $134 million impairment of our equity method investment in PLNL that was recognized in the fourth quarter of 2016. In the fourth quarter of 2015, we recognized a $62 million impairment of our equity method investment in PLNL. The remaining decrease was due primarily to lower operating results from PLNL, which included costs of $21 million that were incurred during 2016 related to a planned maintenance activity at the PLNL ammonia plant that resulted in the shutdown of the plant for approximately 45 days and the impact of lower ammonia selling prices in 2016 compared to 2015. For additional information regarding the impairment of our equity method investment in PLNL, see "Critical Accounting Policies and Estimates," below, and Note 7—Equity Method Investments.
Interest Expense—Net
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
Loss on Debt Extinguishment
Loss on debt extinguishment of $167 million in 2016 consists of the make-whole payment, which resulted from our November 21, 2016 prepayment of the $1.0 billion aggregate principal amount of Private Senior Notes. This amount excludes $3 million (of the $170 million make-whole payment), which was accounted for as a modification and recognized on our consolidated balance sheet as deferred financing fees, a reduction of long-term debt, and is being amortized using the effective interest rate method over the term of the Senior Secured Notes.
Income Tax (Benefit) Provision
Our income tax benefit for 2016 was $68 million on a pre-tax loss of $226 million, resulting in an effective tax rate of 30.0%, compared to an income tax provision of $396 million on pre-tax income of $1.06 billion, or an effective tax rate of 37.4%, in the prior year.
State income taxes for 2016 were favorably impacted by investment tax credits of $13 million related to capital assets placed in service at our production facilities in Oklahoma that are indefinitely available to offset income taxes in that jurisdiction in future years. Our effective state income tax rate was also reduced as a result of the changes to our legal entity structure effected in the first quarter of 2016 as part of our strategic venture with CHS. See Note 16—Noncontrolling Interests for additional information.
State income taxes for 2016 includes a tax benefit of $46 million, net of federal tax effect, for state net operating loss carryforwards.
The income tax provision for 2016 includes the tax impact of the recaptured U.S. manufacturing profits deductions claimed in prior years that will not be deductible as a result of our intention to carryback the tax net operating loss for the year ended December 31, 2016 to those prior tax years.
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

CF INDUSTRIES HOLDINGS, INC.

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
In addition, our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $119 million and $34 million in 2016 and 2015, respectively, which are included in (loss) earnings before income taxes and equity in earnings of non-operating affiliates, impact the effective tax rate in both years. Earnings attributable to noncontrolling interests increased in 2016 due to our strategic venture with CHS that commenced on February 1, 2016, at which time CHS purchased a minority equity interest in CFN. See Note 16—Noncontrolling Interests for additional information.
See Note 9—Income Taxes for additional information.
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
Net Earnings Attributable to Noncontrolling Interest
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

CF INDUSTRIES HOLDINGS, INC.

Operating Results by Business Segment
Our reportable segment structure reflects how our chief operating decision maker, as defined in the accounting principles generally accepted in the United States (U.S. GAAP), assesses the performance of our reportable segments and makes decisions about resource allocation. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes), are centrally managed and are not included in the measurement of segment profitability reviewed by management.
The following table presents summary operating results by business segment:

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Year ended December 31, 2017
Net sales	$1,209	$971	$1,134	$497	$319	$4,130
Cost of sales	1,071	856	1,055	446	272	3,700
Gross margin	$138	$115	$79	$51	$47	$430
Gross margin percentage	11.4%	11.8%	7.0%	10.3%	14.7%	10.4%
Year ended December 31, 2016
Net sales	$981	$831	$1,196	$411	$266	$3,685
Cost of sales	715	584	920	409	217	2,845
Gross margin	$266	$247	$276	$2	$49	$840
Gross margin percentage	27.1%	29.7%	23.1%	0.5%	18.4%	22.8%
Year ended December 31, 2015
Net sales	$1,523	$788	$1,480	$294	$223	$4,308
Cost of sales	884	469	955	291	162	2,761
Gross margin	$639	$319	$525	$3	$61	$1,547
Gross margin percentage	42.0%	40.4%	35.5%	1.1%	27.2%	35.9%
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

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
The following table presents summary operating data for our ammonia segment:

	Year ended December 31,
	2017	2016	2015(2)	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$1,209	$981	$1,523	$228	23%	$(542)	(36)%
Cost of sales	1,071	715	884	356	50%	(169)	(19)%
Gross margin	$138	$266	$639	$(128)	(48)%	$(373)	(58)%
Gross margin percentage	11.4%	27.1%	42.0%	(15.7)%		(14.9)%
Sales volume by product tons (000s)	4,105	2,874	2,995	1,231	43%	(121)	(4)%
Sales volume by nutrient tons (000s)(1)	3,367	2,358	2,456	1,009	43%	(98)	(4)%
Average selling price per product ton	$295	$341	$509	$(46)	(13)%	$(168)	(33)%
Average selling price per nutrient ton(1)	$359	$416	$620	$(57)	(14)%	$(204)	(33)%
Gross margin per product ton	$34	$93	$213	$(59)	(63)%	$(120)	(56)%
Gross margin per nutrient ton(1)	$41	$113	$260	$(72)	(64)%	$(147)	(57)%
Depreciation and amortization	$183	$96	$95	$87	91%	$1	1%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$20	$(85)	$40	$105	N/M	$(125)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

(2)	Includes CF Fertilisers UK results since July 31, 2015, the date of our acquisition of the remaining 50% equity interest not previously owned by us.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the ammonia segment increased by $228 million, or 23%, to $1.21 billion in 2017 from $981 million in 2016 due primarily to a 43% increase in sales volume partially offset by a 13% decrease in average selling prices. The increase in sales volume was due to higher production from the completion of our capacity expansion projects in December 2016. Average selling prices declined due to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 3% compared to the prior year period.
Cost of Sales. Cost of sales per ton in our ammonia segment averaged $261 per ton in 2017, a 5% increase from $248 per ton in 2016. The increase was due primarily to higher unrealized net mark-to-market losses on natural gas derivatives, higher realized natural gas costs, including the impact of realized derivatives, in addition to higher depreciation as a result of the new ammonia plants at our Donaldsonville and Port Neal facilities, partially offset by the start-up costs for those plants in 2016 and production efficiencies realized in 2017 due to increased volume. Depreciation and amortization in our ammonia segment in 2017 was $45 per ton compared to $33 per ton in 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales. Net sales in the ammonia segment decreased by $542 million, or 36%, to $981 million in 2016 from $1.52 billion in 2015 due primarily to a 33% decrease in average selling prices and a 4% decrease in sales volume. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $26 million, or 2%. The remaining decrease in our ammonia net sales of $568 million, or 37%, was due primarily to lower average selling prices and sales volume. Selling prices declined due to excess global nitrogen supply. In addition, our selling prices reflect the impact of a higher proportion of export sales, the volumes of which increased as a result of the weak fall application season attributable to the combined impact of weather conditions and low crop prices on our customers' decisions related to applying fertilizer in the fall. Sales volume in 2016 declined due to the combination of the weak fall application season and the impact of upgrading additional ammonia production at our Donaldsonville facility into granular urea and UAN as a result of our capacity expansion projects coming on line at our Donaldsonville, Louisiana complex.

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
The following table presents summary operating data for our granular urea segment:

	Year ended December 31,
	2017	2016	2015	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$971	$831	$788	$140	17%	$43	5%
Cost of sales	856	584	469	272	47%	115	25%
Gross margin	$115	$247	$319	$(132)	(53)%	$(72)	(23)%
Gross margin percentage	11.8%	29.7%	40.4%	(17.9)%		(10.7)%
Sales volume by product tons (000s)	4,357	3,597	2,460	760	21%	1,137	46%
Sales volume by nutrient tons (000s)(1)	2,004	1,654	1,132	350	21%	522	46%
Average selling price per product ton	$223	$231	$320	$(8)	(3)%	$(89)	(28)%
Average selling price per nutrient ton(1)	$485	$502	$696	$(17)	(3)%	$(194)	(28)%
Gross margin per product ton	$26	$69	$129	$(43)	(62)%	$(60)	(47)%
Gross margin per nutrient ton(1)	$57	$149	$281	$(92)	(62)%	$(132)	(47)%
Depreciation and amortization	$246	$112	$51	$134	120%	$61	120%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$16	$(67)	$47	$83	N/M	$(114)	N/M
______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the granular urea segment increased by $140 million, or 17%, to $971 million in 2017 compared to $831 million in 2016 due primarily to a 21% increase in sales volume partially offset by a 3% decrease in average selling prices. Sales volume was higher due primarily to increased production at our new Port Neal facility, which came on line in the fourth quarter of 2016. Average selling prices decreased to $223 per ton in 2017 compared to $231 per ton in 2016 due primarily to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 14% compared to the prior year period.
Cost of Sales. Cost of sales per ton in our granular urea segment averaged $197 in 2017, a 22% increase from the $162 per ton in 2016. The increase was due primarily to higher depreciation as a result of the new granular urea plant at our Port Neal facility, an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in the comparable period of 2016 and higher realized natural gas costs, including the impact of realized derivatives. These increases in cost of sales were partially offset by the impact of production efficiencies due to increased volume. Depreciation and amortization in our granular urea segment in 2017 was $56 per ton compared to $31 per ton in 2016.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales. Net sales in the granular urea segment increased by $43 million, or 5%, to $831 million in 2016 compared to $788 million in 2015 due primarily to a 46% increase in sales volume partially offset by a 28% decrease in average selling prices. Sales volume was higher due to increased production available as a result of our expanded urea capacity at our Donaldsonville, Louisiana complex that came on line in November of 2015. Average selling prices decreased to $231 per ton in 2016 compared to $320 per ton in 2015 due primarily to excess global nitrogen supply weighing on global nitrogen fertilizer selling prices.
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
The following table presents summary operating data for our UAN segment:

	Year ended December 31,
	2017	2016	2015	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$1,134	$1,196	$1,480	$(62)	(5)%	$(284)	(19)%
Cost of sales	1,055	920	955	135	15%	(35)	(4)%
Gross margin	$79	$276	$525	$(197)	(71)%	$(249)	(47)%
Gross margin percentage	7.0%	23.1%	35.5%	(16.1)%		(12.4)%
Sales volume by product tons (000s)	7,093	6,681	5,865	412	6%	816	14%
Sales volume by nutrient tons (000s)(1)	2,242	2,109	1,854	133	6%	255	14%
Average selling price per product ton	$160	$179	$252	$(19)	(11)%	$(73)	(29)%
Average selling price per nutrient ton(1)	$506	$567	$798	$(61)	(11)%	$(231)	(29)%
Gross margin per product ton	$11	$41	$90	$(30)	(73)%	$(49)	(54)%
Gross margin per nutrient ton(1)	$35	$131	$283	$(96)	(73)%	$(152)	(54)%
Depreciation and amortization	$265	$247	$192	$18	7%	$55	29%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$19	$(81)	$73	$100	N/M	$(154)	N/M
______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Net sales in the UAN segment decreased $62 million, or 5%, to $1.13 billion in 2017 due primarily to an 11% decrease in average selling prices partially offset by a 6% increase in sales volume. Average selling prices decreased to $160 per ton in 2017 compared to $179 per ton in 2016. UAN average selling prices were lower due primarily to greater global nitrogen supply availability due to global capacity additions. Selling prices strengthened in the fourth quarter of 2017 rising approximately 1% compared to the prior year period. Our sales volume was higher due primarily to growth in our North American customer base and higher export sales.
Cost of Sales. Cost of sales per ton in our UAN segment averaged $149 in 2017, an 8% increase from the average of $138 per ton in 2016. The increase was due primarily to the impact of an unrealized net mark-to-market loss on natural gas

CF INDUSTRIES HOLDINGS, INC.

derivatives in 2017 compared to a gain in 2016 and the impact of higher realized natural gas costs in 2017, including the impact of realized derivatives, partially offset by targeted cost reduction initiatives and production efficiencies due to increased volume. Depreciation and amortization in our UAN segment in both 2017 and 2016 was $37 per ton.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales. Net sales in the UAN segment decreased $284 million, or 19%, to $1.20 billion in 2016 due primarily to a 29% decrease in average selling prices partially offset by a 14% increase in sales volume. Average selling prices decreased to $179 per ton in 2016 compared to $252 per ton in 2015. UAN selling prices were lower due to excess global nitrogen supply weighing on global nitrogen fertilizer selling prices. Increases in UAN exports at lower selling prices also negatively impacted our average selling price. Sales volume was higher due to increased production as a result of expanded UAN capacity at our Donaldsonville, Louisiana complex that came on line in the first quarter of 2016.
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
The following table presents summary operating data for our AN segment:

	Year ended December 31,
	2017	2016	2015	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$497	$411	$294	$86	21%	$117	40%
Cost of sales	446	409	291	37	9%	118	41%
Gross margin	$51	$2	$3	$49	N/M	$(1)	(33)%
Gross margin percentage	10.3%	0.5%	1.1%	9.8%		(0.6)%
Sales volume by product tons (000s)	2,353	2,151	1,290	202	9%	861	67%
Sales volume by nutrient tons (000s)(1)	793	726	437	67	9%	289	66%
Average selling price per product ton	$211	$191	$228	$20	10%	$(37)	(16)%
Average selling price per nutrient ton(1)	$627	$566	$673	$61	11%	$(107)	(16)%
Gross margin per product ton	$22	$1	$2	$21	N/M	$(1)	(50)%
Gross margin per nutrient ton(1)	$64	$3	$7	$61	N/M	$(4)	(57)%
Depreciation and amortization	$85	$93	$66	$(8)	(9)%	$27	41%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$2	$(10)	$16	$12	N/M	$(26)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.

(2)	Includes CF Fertilisers UK results since July 31, 2015, the date of our acquisition of the remaining 50% equity interest not previously owned by us.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Total net sales in our AN segment increased $86 million, or 21%, to $497 million in 2017 from $411 million in 2016 due to a 10% increase in average realized selling prices and a 9% increase in sales volume, due to the commencement of a new long-term supply arrangement and a strong summer sales campaign in the United Kingdom. The increase in average realized selling prices is net of the unfavorable impact of foreign exchange rate changes between the U.S. dollar and the British pound, which reduced net sales by $14 million.

CF INDUSTRIES HOLDINGS, INC.

Cost of Sales. Total cost of sales per ton in our AN segment averaged $189 in 2017, a 1% decrease from $190 per ton in 2016. The decrease was due primarily to the costs in 2016 related to the completion of the reconfiguration at our Yazoo City complex, the impact of foreign exchange rate changes between the U.S. dollar and the British pound, and plant outages in the prior year. These decreases in cost of sales were partially offset by higher realized natural gas costs and the impact of an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales. Total net sales in our AN segment increased $117 million, or 40%, to $411 million in 2016 from $294 million in 2015 due primarily to a 67% increase in sales volume partially offset by a 16% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $164 million, or 56%. The remaining decrease in our AN net sales of $47 million, or 16%, was due primarily to lower average selling prices from excess global nitrogen supply weighing on global nitrogen fertilizer selling prices.
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
Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium.
The following table presents summary operating data for our Other segment:

	Year ended December 31,
	2017	2016	2015(2)	2017 v. 2016		2016 v. 2015
	(in millions, except as noted)
Net sales	$319	$266	$223	$53	20%	$43	19%
Cost of sales	272	217	162	55	25%	55	34%
Gross margin	$47	$49	$61	$(2)	(4)%	$(12)	(20)%
Gross margin percentage	14.7%	18.4%	27.2%	(3.7)%		(8.8)%
Sales volume by product tons (000s)	2,044	1,654	1,108	390	24%	546	49%
Sales volume by nutrient tons (000s)(1)	397	317	215	80	25%	102	47%
Average selling price per product ton	$156	$161	$202	$(5)	(3)%	$(41)	(20)%
Average selling price per nutrient ton(1)	$804	$839	$1,040	$(35)	(4)%	$(201)	(19)%
Gross margin per product ton	$23	$30	$55	$(7)	(23)%	$(25)	(45)%
Gross margin per nutrient ton(1)	$118	$155	$283	$(37)	(24)%	$(128)	(45)%
Depreciation and amortization	$57	$46	$35	$11	24%	$11	31%
Unrealized net mark-to-market loss (gain) on natural gas derivatives	$4	$(17)	$—	$21	N/M	$(17)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Nutrient tons represent the tons of nitrogen within the product tons.

(2)	Includes CF Fertilisers UK results since July 31, 2015, the date of our acquisition of the remaining 50% equity interest not previously owned by us.

CF INDUSTRIES HOLDINGS, INC.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales. Total net sales in our Other segment increased $53 million, or 20%, to $319 million in 2017 from $266 million in 2016 due to a 24% increase in sales volume partially offset by a 3% decrease in average selling prices. The increase in our Other segment sales volume was due to an increase in DEF sales volume as demand in North America continued to grow. The decline in average selling prices is due to greater global nitrogen supply availability weighing on global nitrogen selling prices and the impact of foreign exchange rate changes between the U.S. dollar and the British pound, which reduced net sales by $6 million.
Cost of Sales. Cost of sales per ton in our Other segment averaged $133 in 2017, a 2% increase from $131 per ton in 2016, due primarily to the impact of an unrealized net mark-to-market loss on natural gas derivatives in 2017 compared to a gain in the comparable period of 2016, partially offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound and the impact of production efficiencies due to increased volume.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales. Total net sales in our Other segment increased $43 million, or 19%, to $266 million in 2016 from $223 million in 2015 due to a 49% increase in sales volume partially offset by a 20% decrease in average selling prices. These results include the impact of the CF Fertilisers UK acquisition, which increased net sales by $79 million, or 35%. The remaining decrease in our Other segment net sales of $36 million, or 16%, was due primarily to lower average selling prices due to excess global nitrogen supply weighing on global nitrogen fertilizer selling prices.
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
At December 31, 2017, we were in compliance with all applicable covenant requirements under the Revolving Credit Agreement and our senior notes.
Our cash and cash equivalents balance was $835 million at December 31, 2017, a decline of $329 million from $1.16 billion at December 31, 2016. During 2017, our cash balance was significantly impacted by the following events, which are further described below.

•	Receipt of a federal tax refund of $815 million due to the carryback of certain tax losses primarily arising from our capacity expansion projects

•	Early redemption and purchase of $1.1 billion in aggregate principal amount of certain senior notes due in 2018 and 2020
Capacity Expansion Project and Receipt of Tax Refund From Tax Loss Carryback
In 2016, we completed capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa that were originally announced in 2012. These projects provided us with an increase of approximately 25% in production capacity and had a total capital cost of $5.2 billion. The completion of our capacity expansion projects has reduced what had been a substantial use of liquidity in recent years. See discussion under "Overview of CF Holdings—Items Affecting Comparability of Results—Depreciation and amortization," above, and "—Capital Spending," below, for further information on these projects.
A significant portion of the capital assets that were constructed as part of the capacity expansion projects qualified for bonus depreciation under the Protecting Americans from Tax Hikes Act of 2015 (the PATH Act). Under the provisions of the PATH Act, eligible capital additions are subject to 50% bonus depreciation in the year the asset is placed in service. We generated a substantial federal net operating loss in 2016, primarily as a result of the bonus depreciation deductions. In the second quarter of 2017, we received a federal tax refund of $815 million as a result of the claim to carry back the 2016 federal net operating loss to prior income tax years.
Early Redemption and Purchase of Senior Notes
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020 (the 2020 Notes) at a total purchase price of approximately $331 million. As a result of the early redemption of the 2018 Notes and the purchase of the 2020 Notes, we recognized a loss on debt extinguishment of $53 million, primarily consisting of $48 million of total premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes. See discussion under "Debt—Senior Notes—Senior Secured Notes," below, for further information.
Cash Equivalents
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

CF INDUSTRIES HOLDINGS, INC.

Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $473 million in 2017 compared to $2.21 billion in 2016 with the decrease primarily due to completion in 2016 of our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa. Capital expenditures in 2017 include approximately $110 million of payments to contractors and vendors for work completed on our capacity expansion projects in 2016.
Projected Capital Spending
Capital expenditures for new activity in 2018 are estimated to be in the range of $400 to $450 million. Planned capital expenditures are subject to change due to delays in regulatory approvals or permitting, unanticipated increases in cost, changes in scope and completion time, performance of third parties, delay in the receipt of equipment, adverse weather, defects in materials and workmanship, labor or material shortages, transportation constraints, acceleration or delays in the timing of the work and other unforeseen difficulties.
Purchase of Publicly Traded Common Units of TNCLP
On February 7, 2018, we announced that TNGP elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP. See Note 26—Subsequent Event for additional information.
Government Policies
The policies or laws of governments around the world can result in the imposition of taxes, duties, tariffs or other restrictions or regulatory requirements on imports and exports of raw materials, finished goods or services from a particular country or region of the world. The policies and laws of governments can also impact the subsidization of natural gas prices, and subsidies or quotas applied to domestic producers, or farmers. Due to the critical role that fertilizers play in food production, the construction and operation of fertilizer plants often are influenced by economic, political and social objectives. Additionally, the import or export of fertilizer can be subject to local taxes imposed by governments which can have the effect of either encouraging or discouraging import and export activity. The impact of changes in governmental policies or laws or the political or social objectives of a country could have a material impact on fertilizer demand and selling prices and therefore could impact our liquidity.
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

CF INDUSTRIES HOLDINGS, INC.

Repatriation of Foreign Earnings and Income Taxes
We have operations in Canada, the United Kingdom and an interest in a joint venture in the Republic of Trinidad and Tobago. Historically, the estimated additional U.S. and foreign income taxes due upon repatriation of the earnings of these foreign operations to the U.S. were recognized in our consolidated financial statements as the earnings were recognized, unless the earnings were considered to be permanently reinvested based upon our then current plans. However, the cash payment of the income tax liabilities associated with repatriation of earnings from foreign operations occurred at the time of the repatriation. As a result, the recognition of income tax expense related to foreign earnings, as applicable, and the payment of taxes resulting from repatriation of those earnings could occur in different periods.
In light of changes made by the Tax Act, commencing with the 2018 tax year, the United States no longer taxes earnings of foreign subsidiaries even when such earnings are earned or repatriated to the United States, unless such earnings are subject to U.S. rules on passive income or certain anti-abuse provisions. Foreign subsidiary earnings may still be subject to withholding taxes when repatriated to the United States.
Cash balances held by our joint venture are maintained at sufficient levels to fund local operations as accumulated earnings are repatriated from the joint venture on a periodic basis.
As of December 31, 2017, approximately $152 million of our consolidated cash and cash equivalents balance of $835 million was held primarily by our Canadian and United Kingdom subsidiaries. Historically, the cash balance held by the Canadian subsidiaries represented accumulated earnings of our foreign operations that were not considered to be permanently reinvested. As of December 31, 2017, as a result of the amounts accrued in the transition tax liability recorded as a result of the Tax Act, we would not expect any additional cash tax cost to repatriate the Canadian and United Kingdom cash balances if we were to repatriate this cash in the future.
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

CF INDUSTRIES HOLDINGS, INC.

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
As of December 31, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2017 or December 31, 2016, or during 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the year ended December 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.

CF INDUSTRIES HOLDINGS, INC.

The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of December 31, 2017, approximately $72 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	December 31, 2017		December 31, 2016
		Principal Outstanding	Carrying Amount (1)	Principal Outstanding	Carrying Amount (1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$—	$—	$800	$795
7.125% due May 2020	7.529%	500	496	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	491
4.500% due December 2026	4.759%	750	736	750	735
Total long-term debt		$4,750	$4,692	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of December 31, 2017 and December 31, 2016, and total deferred debt issuance costs were $46 million and $60 million as of December 31, 2017 and December 31, 2016, respectively.

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
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased

CF INDUSTRIES HOLDINGS, INC.

approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of 7.125% senior notes due 2020 (the 2020 Notes). The aggregate purchase price was approximately $331 million. As a result of the early redemption of the 2018 Notes and the purchase of the 2020 Notes, we recognized a loss on debt extinguishment of $53 million, primarily consisting of $48 million of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.
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
Subject to certain exceptions, the obligations under each series of Senior Secured Notes and each guarantor’s related guarantee are secured by a first priority security interest in substantially all of the assets of CF Industries, CF Holdings and the subsidiary guarantors, including a pledge by CFS of its equity interests in CFN and mortgages over certain material fee-owned domestic real properties (the Collateral). The obligations under the Revolving Credit Agreement, together with certain letter of credit, hedging and similar obligations and future pari passu secured indebtedness, will be secured by the Collateral on a pari passu basis with the Senior Secured Notes. The liens on the Collateral securing the obligations under the Senior Secured Notes of a series and the related guarantees will be automatically released and the covenant under the applicable indenture limiting dispositions of Collateral will no longer apply if, on any date after the initial issuance of the Senior Secured Notes, CF Holdings has an investment grade corporate rating, with a stable or better outlook, from two of three selected ratings agencies and there is no default or event of default under the applicable indenture.
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

CF INDUSTRIES HOLDINGS, INC.

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
On November 21, 2016, we prepaid in full the outstanding $1.0 billion aggregate principal amount of our Private Senior Notes. The prepayment of $1.18 billion included the payment of a make-whole amount of approximately $170 million and accrued interest. Loss on debt extinguishment of $167 million on our consolidated statements of operations excludes $3 million of the make-whole payment, which was accounted for as a modification and recognized on our consolidated balance sheet as deferred financing fees, a reduction of long-term debt, and is being amortized using the effective interest rate method over the term of the Senior Secured Notes.
Bridge Credit Agreement
On September 18, 2015, in connection with our proposed combination with certain businesses of OCI, CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement on May 22, 2016, the lenders’ commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement. See Note 12—Interest Expense for additional information.
Share Repurchase Programs
Our Board of Directors (the Board) authorized certain programs to repurchase shares of our common stock. Each of these programs permitted repurchases to be made from time to time in the open market, through privately-negotiated transactions, through block transactions or otherwise. Our management determined the manner, timing and amount of repurchases based on the evaluation of market conditions, stock price and other factors. On August 6, 2014, the Board authorized a program to repurchase up to $1 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program). As of December 31, 2016, 15.9 million shares had been repurchased for an aggregate expenditure of $900 million. The remaining $100 million of share repurchase authorization under the 2014 Program expired on December 31, 2016. No share repurchase programs were authorized by the Board in 2017.
Forward Sales and Customer Advances
We offer our customers the opportunity to purchase products from us on a forward basis at prices and on delivery dates we propose. Therefore, our reported fertilizer selling prices and margins may differ from market spot prices and margins available at the time of shipment.
Customer advances, which typically represent a portion of the contract's sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of December 31, 2017 and 2016, we had $89 million and $42 million, respectively, in customer advances on our consolidated balance sheets.
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
Natural Gas Prices
Natural gas is the principal raw material used to produce nitrogen fertilizers. We use natural gas both as a chemical feedstock and as a fuel to produce ammonia, granular urea, UAN, AN and other nitrogen products. Expenditures on natural gas represent a significant portion of our production costs. For example, natural gas costs, including realized gains and losses, comprised approximately 47% of our total production costs in 2017. As a result, natural gas prices have a significant impact on our operating expenses and can thus affect our liquidity.
Because most of our nitrogen fertilizer manufacturing facilities are located in the United States and Canada, the price of natural gas in North America directly impacts a substantial portion of our operating expenses. Due to increases in natural gas production resulting from the rise in production from shale gas formations, natural gas prices in North America have declined since 2008, but are subject to volatility. During 2017, the daily closing price at the Henry Hub, the most heavily-traded natural gas pricing point in North America, reached a low of $2.44 per MMBtu on February 28, 2017 and a high of $3.65 per MMBtu on three consecutive days in January 2017. During the three-year period ended December 31, 2017, the daily closing price at the Henry Hub reached a low of $1.49 per MMBtu on three consecutive days in March 2016 and a high of $3.77 per MMBtu on December 8, 2016.
We also have manufacturing facilities located in the United Kingdom. These facilities are subject to fluctuations associated with the price of natural gas in Europe. The major natural gas trading point for the United Kingdom is the National Balancing Point (NBP). During 2017, the daily closing price at NBP reached a low of $3.30 per MMBtu on June 15, 2017 and a high of $9.00 per MMBtu on December 12, 2017. During the three-year period ended December 31, 2017, the daily closing price at NBP reached a low of $2.80 per MMBtu on September 1, September 12 and September 14, 2016, and a high of $9.00 per MMBtu on December 12, 2017.
Natural gas costs in our cost of sales, including the impact of realized natural gas derivatives, increased 11% per MMBtu in 2017 from 2016.
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Because we use derivative instruments, volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In 2017, 2016 and 2015, we recognized unrealized net mark-to-market losses (gains) on natural gas derivatives of $61 million, $(260) million and $176 million, respectively, which is reflected in cost of sales in our consolidated statements of operations.
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
As of December 31, 2017 and 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $12 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-

CF INDUSTRIES HOLDINGS, INC.

risk-related contingent features were triggered at the reporting dates. As of December 31, 2017 and 2016, we had open natural gas derivative contracts for 35.9 million MMBtus and 183.0 million MMBtus, respectively. At both December 31, 2017 and 2016, we had no cash collateral on deposit with counterparties for derivative contracts.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026.
This obligation is recognized on our consolidated balance sheet as an embedded derivative and its value is included in other liabilities. See Note 16—Noncontrolling Interests for additional information.
Defined Benefit Pension Plans
We contributed $82 million to our pension plans in 2017. The contributions in 2017 include a voluntary contribution of $59 million made in the second quarter of 2017. We expect to contribute approximately $41 million to our pension plans in 2018.
Distributions on Noncontrolling Interest in CFN
The CFN Board of Managers approved semi-annual distribution payments during the years ended December 31, 2017 and 2016, in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN, as follows:

Approved and paid	Distribution Period	Distribution Amount (in millions)
First quarter of 2018	Six months ended December 31, 2017	$49
Third quarter of 2017	Six months ended June 30, 2017	59
First quarter of 2017	Six months ended December 31, 2016	48
Third quarter of 2016	February 1, 2016 to June 30, 2016	79

CF INDUSTRIES HOLDINGS, INC.

Cash Flows
Operating Activities
Net cash provided by operating activities in 2017 was $1.63 billion as compared to $617 million in 2016, an increase of $1,014 million. The increase was primarily due to working capital changes including the receipt of our $815 million income tax refund related to the claim to carry back the 2016 federal tax loss to prior income tax years. The increase in net cash provided by operating activities was also a result of entering 2017 with a lower level of customer advances than 2016 due to customer reluctance to enter into prepaid contracts in a declining fertilizer price environment. These increases were partially offset by higher contributions to our pension plans. In 2017, we contributed $82 million to our pension plans compared to $23 million in 2016.
Net cash provided by operating activities in 2016 was $617 million as compared to $1.21 billion in 2015, a decline of $590 million. The decline resulted primarily from lower net earnings during 2016 due to lower selling prices from excess global nitrogen supply, partially offset by lower amounts of cash used for working capital purposes. Lower working capital levels in accounts receivable and inventory, plus lower amounts paid for income taxes and certain income tax refunds received in 2016, contributed to the reduction in cash used for working capital. Favorable changes in working capital also included a greater proportion of sales paid in 2016 as compared to the prior year period as we entered 2016 with a lower level of customer advances than in 2015 due to customers’ hesitancy to enter into prepaid contracts in a declining fertilizer price environment.
Investing Activities
Net cash used in investing activities was $408 million in 2017 compared to $2.18 billion in 2016. This $1.77 billion decrease is due primarily to lower capital expenditures as a result of the completion of our capacity expansion projects in Donaldsonville, Louisiana and Port Neal, Iowa at the end of 2016. During 2017, capital expenditures totaled $473 million compared to $2.21 billion in 2016. The $2.98 billion net cash used in investing activities in 2015 included $2.47 billion in capital expenditures and the 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for a net cash payment of $552 million, which was net of cash acquired of $18 million.
Financing Activities
Net cash used in financing activities was $1.56 billion in 2017 compared to net cash provided by financing activities of $2.44 billion in 2016 and $77 million in 2015. In 2017, we paid $1.15 billion in connection with the early redemption of $800 million in aggregate principal amount of our 2018 Notes, the purchase of approximately $300 million in aggregate principal amount of our 2020 Notes pursuant to a tender offer and premiums paid for the early retirement of long-term debt. In 2016, CHS purchased a minority equity interest in CFN for $2.8 billion. In 2017 and 2016, we distributed $131 million and $119 million, respectively, to the noncontrolling interests in CFN and TNCLP. In 2015, we distributed $45 million to the noncontrolling interest in TNCLP. The increase in distributions to noncontrolling interests in 2016 compared to 2015 was due to the CHS strategic venture, which increased the distributions by $79 million, representing the distributions paid to CHS in the third quarter of 2016 for the distribution period ended June 30, 2016.
In 2016, we received proceeds of approximately $1.24 billion, net of discounts, from the issuance of the Senior Secured Notes which were used to fund the prepayment of the $1.0 billion of Private Senior Notes and the related make-whole payment of $170 million. In 2015, we issued the Private Senior Notes and received proceeds of approximately $1.0 billion. No share repurchases were made during 2017 and 2016 compared to cash used for share repurchases in 2015 of $556 million.

CF INDUSTRIES HOLDINGS, INC.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	After 2022	Total
	(in millions)
Contractual Obligations
Debt
Long-term debt(1)	$—	$—	$500	$500	$—	$3,750	$4,750
Interest payments on long-term debt(1)	230	230	211	191	176	2,217	3,255
Other Obligations
Operating leases	83	77	57	47	36	76	376
Equipment purchases and plant improvements	107	15	—	—	—	—	122
Transportation(2)	11	10	4	2	—	—	27
Purchase obligations(3)(4)	661	195	45	37	30	84	1,052
Contributions to pension plans(5)	41	—	—	—	—	—	41
Total(6)(7)(8)	$1,133	$527	$817	$777	$242	$6,127	$9,623
_______________________________________________________________________________

(1)	Based on debt balances before discounts, offering expenses and interest rates as of December 31, 2017.

(2)
Includes anticipated expenditures under certain contracts to transport finished product to and from our facilities. The majority of these arrangements allow for reductions in usage based on our actual operating rates. Amounts set forth in this table are based on projected normal operating rates and contracted or current spot prices, where applicable, as of December 31, 2017 and actual operating rates and prices may differ.

(3)
Includes minimum commitments to purchase and transport natural gas based on prevailing market-based forward prices as of December 31, 2017 excluding reductions for plant maintenance and turnaround activities. Purchase obligations do not include any amounts related to our natural gas derivatives. See Note 14—Derivative Financial Instruments for additional information.

(4)
Includes a commitment to purchase ammonia from PLNL at market-based prices under an agreement that expires in September 2018. The purchase commitment is $73 million based on market prices as of December 31, 2017. This agreement includes automatic consecutive one-year renewals, unless otherwise terminated by either party in advance. Assuming the agreement is not terminated by either party and based on market prices as of December 31, 2017, the annual commitment would be $97 million.

(5)
Represents the contributions we expect to make to our pension plans during 2018. Our pension funding policy is to contribute amounts sufficient to meet minimum legal funding requirements plus discretionary amounts that we may deem to be appropriate.

(6)
Excludes $151 million of unrecognized tax benefits, due to the uncertainty in the timing of potential tax payments, and the estimated transition tax liability of $57 million resulting from the enactment of the Tax Act. See Note 9—Income Taxes for additional information.

(7)	Excludes $15 million of environmental remediation liabilities due to the uncertainty in the timing of payments.

(8)
Excludes $5 million annual payments to CHS related to our embedded derivative due to uncertainty of future credit ratings, as this is only applicable until the earlier of the date that our credit rating is upgraded to or above certain levels by two of three specified credit rating agencies or February 1, 2026. See Note 8—Fair Value Measurements or Note 16—Noncontrolling Interests for additional information.

On April 2, 2018, TNGP will purchase all of the 4,612,562 publicly traded common units of TNCLP for approximately $390 million in the aggregate. See Note 26—Subsequent Event for additional information.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the transportation of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases for additional information.
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
Historically, a deferred income tax liability was recorded for income taxes that would result from the repatriation of the portion of the investment in our non-U.S. subsidiaries and joint venture that were considered to not be permanently reinvested. No deferred income tax liability was recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believed to be permanently reinvested. In light of changes made by the Tax Act, the Company is evaluating whether it will continue to treat foreign subsidiary earnings as being permanently reinvested.

CF INDUSTRIES HOLDINGS, INC.

As a large commercial enterprise with international operations, our income tax expense and our effective tax rate may change from period to period due to many factors. The most significant of these factors are changes in tax legislation in the countries in which we operate, changes in the geographic mix of earnings, the tax characteristics of our income, the ability to realize certain foreign tax credits and net operating losses, and the portion of the income of our foreign subsidiaries and foreign joint venture that could be subjected to U.S. taxation. It is reasonably likely that these items will impact income tax expense, net income and liquidity in future periods.
We operate in a number of countries and as a result have a significant amount of cross border transactions. The taxability of cross border transactions has received an increasing level of scrutiny among regulators in countries across the globe, including the countries in which we operate. The tax rules and regulations within the various countries in which we operate are complex and in many cases there is not symmetry between the rules of the various countries. As a result, there are instances where regulators within the countries involved in a cross border transaction may reach different conclusions regarding the taxability of the transaction in their respective jurisdictions based on the same set of facts and circumstances. We work closely with regulators to reach a common understanding and conclusion regarding the taxability of cross border transactions.  However, there are instances where reaching a common understanding is not possible or practical. As of December 31, 2017, we have recorded a reserve for unrecognized tax benefits, including penalties and interest, of $151 million, which is related predominantly to certain potential tax exposures involving cross border transactions. This amount represents our best estimate of the potential amounts due based on our interpretations of the rules and the facts and circumstances of the transactions. Differences in interpretation of the tax laws, including agreements between governments surrounding our cross border transactions, can result in differences in taxes paid which may be higher or lower than our estimates.
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
Although the joint venture believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture, beyond 2023, that are uncertain at this time, including the quantities of gas NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. As part of our 2016 impairment assessment of our equity method investment in PLNL, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge. Previously, in 2015, we recognized an impairment charge of $62 million related to our equity method investment in PLNL. The carrying value of our equity method investment in PLNL at December 31, 2017 is $108 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.

CF INDUSTRIES HOLDINGS, INC.

We evaluate goodwill for impairment in the fourth quarter at the reporting unit level. Our evaluation can begin with a qualitative assessment of the factors that could impact the significant inputs used to estimate fair value. If after performing the qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further testing is performed. However, if it is unclear based on the results of the qualitative test, we perform a quantitative test involving potentially two steps. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We use an income-based valuation method, determining the present value of future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its positive carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step of the goodwill impairment test, if needed, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We recognize an impairment loss immediately to the extent the carrying value exceeds its implied fair value. We identified no goodwill impairment in our 2017, 2016 or 2015 reviews. As of December 31, 2017 and 2016, the carrying value of our goodwill was $2.37 billion and $2.35 billion, respectively.
Intangible assets identified in connection with our 2010 acquisition of Terra Industries Inc. consist of customer relationships, which are being amortized over a period of 18 years. The intangible assets identified in connection with our 2015 acquisition of CF Fertilisers UK consist of customer relationships and trade names which are being amortized over a period of approximately 20 years. Our intangible assets are presented in other assets on our consolidated balance sheets. See Note 6—Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
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
The December 31, 2017 PBO was computed based on a weighted-average discount rate of 3.6% for our North America plans and 2.5% for our United Kingdom plans, which were based on yields for high-quality (AA rated or better) fixed income debt securities that match the timing and amounts of expected benefit payments as of the measurement date of December 31. Declines in comparable bond yields would increase our PBO. The weighted-average discount rate used to calculate pension expense in 2017 was 4.0% for North America plans and 2.8% for United Kingdom plans. Our net benefit obligation, after deduction of plan assets, could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate. The 4.2% weighted-average EROA used to calculate pension expense in 2017 for our North America plans is based on studies of actual rates of return achieved by equity and non-equity investments, both separately and in combination over historical holding periods. The 4.6% weighted-average EROA used to calculate pension expense in 2017 for our United Kingdom plans is based on expected long-term performance of underlying investments. The EROA for both North America and United Kingdom plans are adjusted for expenses and diversification bonuses. The 3.2% RPI used to calculate our United Kingdom plan PBO and the 3.3% RPI used to calculate 2017 pension expense is developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For North America qualified pension plans, our PBO was $805 million as of December 31, 2017, which was $67 million higher than pension plan assets. For our United Kingdom pension plans, our PBO was $590 million as of December 31, 2017 which was $176 million higher than pension plan assets. The tables below estimate the impact of a 50 basis point increase or decrease in the key assumptions on our December 31, 2017 PBO and 2017 pension expense:

	North America Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2017 PBO		2017 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(46)	$51	$—	$3
EROA	N/A	N/A	(3)	3

CF INDUSTRIES HOLDINGS, INC.

	United Kingdom Plans
	Increase/(Decrease) in		Increase/(Decrease) in
	December 31, 2017 PBO		2017 Pension Expense
Assumption	+50 bps	-50 bps	+50 bps	-50 bps
	(in millions)
Discount Rate	$(46)	$50	$1	$—
EROA	N/A	N/A	(2)	2
RPI	26	(29)	2	(1)
See Note 10—Pension and Other Postretirement Benefits for further discussion of our pension plans.
Recent Accounting Pronouncements
See Note 3—New Accounting Standards for a discussion of recent accounting pronouncements.

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
As of December 31, 2017 and 2016, we had open derivative contracts for 35.9 million MMBtus and 183.0 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at December 31, 2017 would result in a favorable change in the fair value of these derivative positions of $33 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $33 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rates
As of December 31, 2017, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of December 31, 2017, the carrying value and fair value of our senior notes was approximately $4.69 billion and $4.80 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2017 or December 31, 2016, or during 2017. Maximum borrowings under the Revolving Credit Agreement during 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
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

CF INDUSTRIES HOLDINGS, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CF Industries Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 1983.
Chicago, Illinois
February 22, 2018

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Net sales	$4,130	$3,685	$4,308
Cost of sales	3,700	2,845	2,761
Gross margin	430	840	1,547
Selling, general and administrative expenses	192	174	170
Transaction costs	—	179	57
Other operating—net	18	208	92
Total other operating costs and expenses	210	561	319
Equity in earnings (losses) of operating affiliates	9	(145)	(35)
Operating earnings	229	134	1,193
Interest expense	315	200	133
Interest income	(12)	(5)	(2)
Loss on debt extinguishment	53	167	—
Other non-operating—net	(2)	(2)	4
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	(125)	(226)	1,058
Income tax (benefit) provision	(575)	(68)	396
Equity in earnings of non-operating affiliates—net of taxes	—	—	72
Net earnings (loss)	450	(158)	734
Less: Net earnings attributable to noncontrolling interests	92	119	34
Net earnings (loss) attributable to common stockholders	$358	$(277)	$700
Net earnings (loss) per share attributable to common stockholders:
Basic	$1.53	$(1.19)	$2.97
Diluted	$1.53	$(1.19)	$2.96
Weighted-average common shares outstanding:
Basic	233.5	233.1	235.3
Diluted	233.9	233.1	236.1
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net earnings (loss)	$450	$(158)	$734
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	127	(74)	(157)
Derivatives—net of taxes	(1)	—	—
Defined benefit plans—net of taxes	9	(74)	67
	135	(148)	(90)
Comprehensive income (loss)	585	(306)	644
Less: Comprehensive income attributable to noncontrolling interests	92	119	34
Comprehensive income (loss) attributable to common stockholders	$493	$(425)	$610

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$835	$1,164
Restricted cash	—	5
Accounts receivable—net	307	236
Inventories	275	339
Prepaid income taxes	33	841
Other current assets	15	70
Total current assets	1,465	2,655
Property, plant and equipment—net	9,175	9,652
Investments in affiliates	108	139
Goodwill	2,371	2,345
Other assets	344	340
Total assets	$13,463	$15,131
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$472	$638
Income taxes payable	2	1
Customer advances	89	42
Other current liabilities	17	5
Total current liabilities	580	686
Long-term debt	4,692	5,778
Deferred income taxes	1,047	1,630
Other liabilities	460	545
Equity:
Stockholders' equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2017—233,287,799 shares issued and 2016—233,141,771 shares issued	2	2
Paid-in capital	1,397	1,380
Retained earnings	2,443	2,365
Treasury stock—at cost, 2017—710 shares and 2016—27,602 shares	—	(1)
Accumulated other comprehensive loss	(263)	(398)
Total stockholders' equity	3,579	3,348
Noncontrolling interests	3,105	3,144
Total equity	6,684	6,492
Total liabilities and equity	$13,463	$15,131

See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance as of December 31, 2014	$2	$(222)	$1,414	$3,175	$(160)	$4,209	$363	$4,572
Net earnings	—	—	—	700	—	700	34	734
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(157)	(157)	—	(157)
Defined benefit plans—net of taxes	—	—	—	—	67	67	—	67
Comprehensive income						610	34	644
Purchases of treasury stock	—	(527)	—	—	—	(527)	—	(527)
Retirement of treasury stock	—	597	(62)	(535)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(2)	—	—	—	(2)	—	(2)
Issuance of $0.01 par value common stock under employee stock plans	—	1	8	—	—	9	—	9
Stock-based compensation expense	—	—	16	—	—	16	—	16
Excess tax benefit from stock-based compensation	—	—	2	—	—	2	—	2
Cash dividends ($1.20 per share)	—	—	—	(282)	—	(282)	—	(282)
Distributions declared to noncontrolling interest	—	—	—	—	—	—	(45)	(45)
Balance as of December 31, 2015	$2	$(153)	$1,378	$3,058	$(250)	$4,035	$352	$4,387
Net (loss) earnings	—	—	—	(277)	—	(277)	119	(158)
Other comprehensive (loss) income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	(74)	(74)	—	(74)
Defined benefit plans—net of taxes	—	—	—	—	(74)	(74)	—	(74)
Comprehensive (loss) income						(425)	119	(306)
Retirement of treasury stock	—	150	(14)	(136)	—	—	—	—
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	19	—	—	19	—	19
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Issuance of noncontrolling interest in CF Industries Nitrogen, LLC (CFN)	—	—	—	—	—	—	2,792	2,792
Distributions declared to noncontrolling interests.	—	—	—	—	—	—	(119)	(119)
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net earnings	—	—	—	358	—	358	92	450
Other comprehensive income:
Foreign currency translation adjustment—net of taxes	—	—	—	—	127	127	—	127
Derivatives—net of taxes	—	—	—	—	(1)	(1)	—	(1)
Defined benefit plans—net of taxes	—	—	—	—	9	9	—	9
Comprehensive income						493	92	585
Issuance of $0.01 par value common stock under employee stock plans	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	17	—	—	17	—	17
Cash dividends ($1.20 per share)	—	—	—	(280)	—	(280)	—	(280)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in millions)
Operating Activities:
Net earnings (loss)	$450	$(158)	$734
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	883	678	480
Deferred income taxes	(601)	739	78
Stock-based compensation expense	17	19	17
Unrealized net loss (gain) on natural gas and foreign currency derivatives	61	(260)	163
Loss on embedded derivative	4	23	—
Gain on remeasurement of CF Fertilisers UK investment	—	—	(94)
Impairment of equity method investment in PLNL	—	134	62
(Gain) loss on sale of equity method investments	(14)	—	43
Loss on debt extinguishment	53	167	—
Loss on disposal of property, plant and equipment	3	10	21
Undistributed losses (earnings) of affiliates—net of taxes	3	9	(3)
Changes in:
Accounts receivable—net	(57)	18	(4)
Inventories	40	(7)	(71)
Accrued and prepaid income taxes	809	(676)	(148)
Accounts payable and accrued expenses	(1)	(18)	42
Customer advances	48	(120)	(164)
Other—net	(67)	59	51
Net cash provided by operating activities	1,631	617	1,207
Investing Activities:
Additions to property, plant and equipment	(473)	(2,211)	(2,469)
Proceeds from sale of property, plant and equipment	20	14	12
Proceeds from sale of equity method investment	16	—	13
Purchase of CF Fertilisers UK, net of cash acquired	—	—	(552)
Proceeds from sale of auction rate securities	9	—	—
Distributions received from unconsolidated affiliates	14	—	—
Withdrawals from restricted cash funds	5	18	63
Other—net	1	2	(43)
Net cash used in investing activities	(408)	(2,177)	(2,976)
Financing Activities:
Proceeds from long-term borrowings	—	1,244	1,000
Payments of long-term borrowings	(1,148)	(1,170)	—
Proceeds from short-term borrowings	—	150	367
Payments of short-term borrowings	—	(150)	(367)
Payment to CHS related to credit provision	(5)	(5)	—
Financing fees	(1)	(31)	(47)
Purchases of treasury stock	—	—	(556)
Dividends paid on common stock	(280)	(280)	(282)
Issuance of noncontrolling interest in CFN	—	2,800	—
Distributions to noncontrolling interests	(131)	(119)	(45)
Issuances of common stock under employee stock plans	1	—	8
Shares withheld for taxes	—	—	(1)
Net cash (used in) provided by financing activities	(1,564)	2,439	77
Effect of exchange rate changes on cash and cash equivalents	12	(1)	(19)
(Decrease) increase in cash and cash equivalents	(329)	878	(1,711)
Cash and cash equivalents at beginning of period	1,164	286	1,997
Cash and cash equivalents at end of period	$835	$1,164	$286
See Accompanying Notes to Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Background and Basis of Presentation
We are one of the largest manufacturers and distributors of nitrogen fertilizer and other nitrogen products in the world. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus and potassium. We operate world-class nitrogen manufacturing complexes in the United States, Canada and the United Kingdom, and distribute plant nutrients through a system of terminals, warehouses, and associated transportation equipment located primarily in the Midwestern United States. We also export nitrogen fertilizer products from our Donaldsonville, Louisiana and Yazoo City, Mississippi manufacturing facilities and our United Kingdom manufacturing facilities in Billingham and Ince.
All references to "CF Holdings," "the Company," "we," "us" and "our" refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to "CF Industries" refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
Our principal assets include:

•
four U.S. nitrogen fertilizer manufacturing facilities located in: Donaldsonville, Louisiana; Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS), owns the remainder. See Note 16—Noncontrolling Interests for additional information on our strategic venture with CHS;

•
an approximately 75.3% interest in Terra Nitrogen Company, L.P. (TNCLP), a publicly traded limited partnership of which we are the sole general partner and the majority limited partner and which, through its subsidiary Terra Nitrogen, Limited Partnership (TNLP), operates a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma;

•	two Canadian nitrogen fertilizer manufacturing facilities, located in Medicine Hat, Alberta and Courtright, Ontario;

•	two United Kingdom nitrogen manufacturing complexes, located in Billingham and Ince;

•	an extensive system of terminals and associated transportation equipment located primarily in the Midwestern United States; and

•	a 50% interest in Point Lisas Nitrogen Limited (PLNL), an ammonia production joint venture located in the Republic of Trinidad and Tobago that we account for under the equity method.
On February 7, 2018, we announced that Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. See Note 26—Subsequent Event for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

On February 7, 2018, we announced that TNGP elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. See Note 26—Subsequent Event for additional information.
On February 1, 2016, CHS purchased a minority equity interest in CFN. We own approximately 89% of CFN and consolidate CFN in our financial statements. CHS' minority equity interest in CFN is included in noncontrolling interests in our consolidated financial statements, and represents CHS' interest in the membership interests of CFN.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement plans, the assumptions used to determine the relative fair values of new reportable segments and the assumptions used in the valuation of stock-based compensation awards granted to employees.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable includes trade receivables and non-trade receivables. Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. A receivable is past due if payments have not been received within the agreed-upon invoice terms. Account balances are charged-off against the allowance when management determines that it is probable that the receivable will not be recovered.

CF INDUSTRIES HOLDINGS, INC.

Inventories
Inventories are reported at the lower of cost and net realizable value with cost determined on a first-in, first-out (FIFO) and average cost basis. Inventory includes the cost of materials, production labor and production overhead. Inventory at warehouses and terminals also includes distribution costs to move inventory to the distribution facilities. Net realizable value is reviewed at least quarterly. Fixed production costs related to idle capacity are not included in the cost of inventory but are charged directly to cost of sales in the period incurred.
Investment in Unconsolidated Affiliate
The equity method of accounting is used for investments in affiliates that we do not consolidate, but over which we have the ability to exercise significant influence. Our equity method investment for which the results are included in operating earnings consists of our 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. Our share of the net earnings from this investment is reported as an element of earnings from operations because PLNL's operations provide additional production and are integrated with our supply chain and sales activities in the ammonia segment. See Note 7—Equity Method Investments for additional information.
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
Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. Plant turnarounds are accounted for under the deferral method, as opposed to the direct expense or built-in overhaul methods. Under the deferral method, expenditures related to turnarounds are capitalized in property, plant and equipment when incurred and amortized to production costs on a straight-line basis over the period benefited, which is until the next scheduled turnaround in up to five years. If the direct expense method were used, all turnaround costs would be expensed as incurred. Internal employee costs and overhead amounts are not considered turnaround costs and are not capitalized. Turnaround costs are classified as investing activities in the consolidated statements of cash flows. See Note 5—Property, Plant and Equipment—Net for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

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
Our intangible assets are presented in other assets on our consolidated balance sheets. See Note 6—Goodwill and Other Intangible Assets for additional information regarding our goodwill and other intangible assets.
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
Historically, a deferred income tax liability was recorded for income taxes that would result from the repatriation of the portion of the investment in the Company's non-U.S. subsidiaries and joint venture that were considered to not be permanently reinvested. No deferred income tax liability was recorded for the remainder of our investment in non-U.S. subsidiaries and joint venture, which we believed to be permanently reinvested.
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

CF INDUSTRIES HOLDINGS, INC.

Derivative financial instruments are accounted for at fair value and recognized as current or noncurrent assets and liabilities on our consolidated balance sheets. The fair values of derivative instruments and any related cash collateral are reported on a gross basis rather than on a net basis.
Cash flows related to natural gas derivatives are reported as operating activities. Cash flows related to foreign currency derivatives were reported as investing activities since they hedged future payments for the construction of long-term assets.
We do not use derivatives for trading purposes and are not a party to any leveraged derivatives. See Note 14—Derivative Financial Instruments for additional information.
Debt Issuance Costs
Costs associated with the issuance of debt are recorded on the balance sheet as a direct deduction from the carrying amount of the related debt liability. Costs associated with entering into revolving credit facilities are recorded as an asset in noncurrent assets. All debt issuance costs are amortized over the term of the related debt. Debt issuance discounts are netted against the related debt and are amortized over the term of the debt using the effective interest method. See Note 11—Financing Agreements for additional information.
Environmental
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations are expensed. Expenditures that increase the capacity or extend the useful life of an asset, improve the safety or efficiency of the operations, or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when it is probable that an obligation has been incurred, the costs can be reasonably estimated, and the liability would not be discounted.
Stock-based Compensation
We grant stock-based compensation awards under our equity and incentive plans. The awards that have been granted to date are nonqualified stock options, restricted stock awards, restricted stock units and performance share units. The cost of employee services received in exchange for the awards is measured based on the fair value of the award on the grant date and is recognized as expense on a straight-line basis over the period during which the employee is required to provide the services. See Note 18—Stock-Based Compensation for additional information.
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

CF INDUSTRIES HOLDINGS, INC.

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
3.    New Accounting Standards
Recently Adopted Pronouncements
On January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the inventory measurement principle for entities using the FIFO or average cost methods. For entities utilizing one of these methods, the inventory measurement principle changed from lower of cost or market to the lower of cost and net realizable value. We follow the FIFO or average cost methods and the adoption of ASU No. 2015-11 did not have a material impact on our consolidated financial statements.
Recently Issued Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and amortized and such capitalized costs should be disclosed. In 2016, the FASB issued additional ASUs that enhance the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarify that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhance the guidance around the treatment of shipping costs incurred to fulfill performance obligations. We adopted ASU No. 2014-09 on January 1, 2018 using the modified retrospective approach. While we will provide expanded disclosures as a result of ASU No. 2014-09, the adoption of this ASU did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. While we are continuing to evaluate the impact of the adoption of this ASU on our consolidated financial statements, we currently believe the most significant change relates to the recognition of new right-of-use assets and lease liabilities on our balance sheet for operating leases for certain property and equipment, including rail car leases and barge tow charters that are utilized for the distribution of our products. See Note 23—Leases for additional information.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted ASU No. 2016-16 on January 1, 2018. The adoption of ASU No. 2016-16 did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017. On January 1, 2018, we adopted ASU No. 2017-07 retrospectively for the income statement classification requirements and prospectively for the capitalization guidance. The adoption of ASU No. 2017-07 did not have a material impact on our consolidated financial statements.

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
In February 2018, the FASB issued ASU No. 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 9—Income Taxes for additional information.
4.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$358	$(277)	$700
Basic earnings per common share:
Weighted-average common shares outstanding	233.5	233.1	235.3
Net earnings (loss) attributable to common stockholders	$1.53	$(1.19)	$2.97
Diluted earnings per common share:
Weighted-average common shares outstanding	233.5	233.1	235.3
Dilutive common shares—stock options	0.4	—	0.8
Diluted weighted-average shares outstanding	233.9	233.1	236.1
Net earnings (loss) attributable to common stockholders	$1.53	$(1.19)	$2.96
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 3.7 million, 4.9 million and 1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CF INDUSTRIES HOLDINGS, INC.

5.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	December 31,
	2017	2016
	(in millions)
Land	$71	$69
Machinery and equipment	12,070	11,664
Buildings and improvements	882	878
Construction in progress	223	280
Property, plant and equipment(1)	13,246	12,891
Less: Accumulated depreciation and amortization	4,071	3,239
Property, plant and equipment—net	$9,175	$9,652
_______________________________________________________________________________

(1)
As of December 31, 2017 and 2016, we had property, plant and equipment that was accrued but unpaid of approximately $46 million and $225 million, respectively. These amounts included accruals related to our capacity expansion projects of $185 million as of December 31, 2016.

Depreciation and amortization related to property, plant and equipment was $848 million, $607 million and $444 million in 2017, 2016 and 2015, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Net capitalized turnaround costs at beginning of the year	$206	$220	$153
Additions	100	74	135
Depreciation	(102)	(89)	(65)
Effect of exchange rate changes	4	1	(3)
Net capitalized turnaround costs at end of the year	$208	$206	$220
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

CF INDUSTRIES HOLDINGS, INC.

6.   Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2017 and 2016:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2016	$585	$828	$576	$286	$70	$2,345
Effect of exchange rate changes	2	1	—	20	3	26
Balance as of December 31, 2017	$587	$829	$576	$306	$73	$2,371
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$132	$(31)	$101	$125	$(24)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	32	(4)	28	29	(2)	27
Total intangible assets	$174	$(45)	$129	$164	$(36)	$128
Amortization expense of our identifiable intangibles was $9 million, $7 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our intangible assets are being amortized over a weighted-average life of approximately 20 years.
Total estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
2018	$8
2019	8
2020	8
2021	8
2022	8

CF INDUSTRIES HOLDINGS, INC.

7.   Equity Method Investments
Operating Equity Method Investment
We have a 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
As of December 31, 2017, the total carrying value of our equity method investment in PLNL of approximately $108 million was $55 million more than our share of PLNL's book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and primarily reflects the revaluation of property, plant and equipment and the value of an exclusive natural gas contract. The increased basis for property, plant and equipment and the gas contract are being amortized over a remaining period of approximately 15 years and 3 months, respectively. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of these basis differences.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $76 million, $62 million and $121 million in 2017, 2016 and 2015, respectively.
PLNL operates an ammonia plant that relies on natural gas supplied, under a Gas Sales Contract (the NGC Contract), by The National Gas Company of Trinidad and Tobago Limited (NGC). PLNL has experienced curtailments in the supply of natural gas from NGC, which have reduced the ammonia production at PLNL. The NGC Contract had an initial expiration date of September 2018 and has been extended on the same terms until September 2023. Any NGC commitment to supply gas beyond 2023 will need to be based on new agreements regarding volume and price. PLNL and NGC are currently parties to arbitration proceedings where the main issue remaining in dispute is PLNL's claims for damages from the supply curtailments.
Although PLNL believes its claims against NGC to be meritorious, it is not possible to predict the outcome of the arbitration. There are significant assumptions in the future operations of the joint venture, beyond 2023, that are uncertain at this time, including the quantities of gas that NGC will make available, the cost of such gas, the estimates that are used to determine the useful lives of fixed assets and the assumptions in the discounted cash flow models utilized for recoverability and impairment testing. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarters of 2016 and 2015, we determined the carrying value exceeded the fair value and recognized a $134 million and $62 million impairment charge in 2016 and 2015, respectively. The carrying value of our equity method investment in PLNL at December 31, 2017 is $108 million. If NGC does not make sufficient quantities of natural gas available to PLNL at prices that permit profitable operations, PLNL may cease operating its facility and we would write off the remaining investment in PLNL.
The Trinidad tax authority (the Board of Inland Revenue) has issued a tax assessment against PLNL related to a dispute over whether tax depreciation must be claimed during a tax holiday period that was granted to PLNL under the Trinidad Fiscal Incentives Act. The tax holiday was granted as an incentive to construct PLNL’s ammonia plant. Based on the facts and circumstances of this matter, PLNL recorded a tax contingency accrual in the second quarter of 2017, which reduced our equity in earnings of PLNL for 2017 by approximately $7 million reflecting our 50% ownership interest. In early 2018, PLNL settled this matter with the Board of Inland Revenue for the amounts accrued.
In the fourth quarter of 2017, we sold our interest in a joint venture that owns a carbon dioxide liquefaction and purification facility and recognized a gain of $14 million, which is included in equity in earnings (losses) of operating affiliates in our consolidated statements of operations.
Non-Operating Equity Method Investments
We no longer have non-operating equity method investments as a result of the sale of our 50% ownership interest in KEYTRADE AG (Keytrade) during the second quarter of 2015 and our July 31, 2015 acquisition of the remaining 50% equity interest in CF Fertilisers UK not previously owned by us for total consideration of $570 million. As a result of the acquisition, CF Fertilisers UK became a wholly owned subsidiary. The financial results of CF Fertilisers UK have been consolidated within our financial results since July 31, 2015.
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

CF INDUSTRIES HOLDINGS, INC.

8.   Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$120	$—	$—	$120
Cash equivalents:
U.S. and Canadian government obligations	710	—	—	710
Other debt securities	5	—	—	5
Total cash and cash equivalents	$835	$—	$—	$835
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$89	$—	$—	$89
Cash equivalents:
U.S. and Canadian government obligations	1,075	—	—	1,075
Total cash and cash equivalents	$1,164	$—	$—	$1,164
Restricted cash	5	—	—	5
Nonqualified employee benefit trusts	18	1	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of December 31, 2017 and 2016 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$715	$715	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(25)	—	(25)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$1,075	$1,075	$—	$—
Restricted cash	5	5	—	—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	56	—	56	—
Derivative liabilities	(6)	—	(6)	—
Embedded derivative liability	(26)	—	(26)	—
Cash Equivalents
As of December 31, 2017 and 2016, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Restricted Cash
We maintained a cash account for which the use of the funds was restricted. The restricted cash account was put in place to satisfy certain requirements included in our engineering and procurement services contract for our capacity expansion projects. Under the terms of this contract, we were required to grant an affiliate of ThyssenKrupp Industrial Solutions a security interest in a restricted cash account. During 2017, the remaining balance in our restricted cash account was returned to us and the account was closed.
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
Embedded Derivative Liability
Under the terms of our strategic venture with CHS, if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of December 31, 2017 and 2016, the embedded derivative liability of $25 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2.
See Note 16—Noncontrolling Interests for additional information regarding our strategic venture with CHS.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amounts and estimated fair value of our financial instruments are as follows:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,692	$4,800	$5,778	$5,506
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
Our equity method investment in the Republic of Trinidad and Tobago, PLNL, operates an ammonia plant that relies on natural gas supplied by NGC pursuant to the NGC Contract. As part of our impairment assessment of our equity method investment in PLNL during the fourth quarter of 2016, we determined the carrying value exceeded the fair value and recognized a $134 million impairment charge in 2016. Previously, in 2015, we recognized an impairment charge of $62 million related to our equity method investment in PLNL. See Note 7—Equity Method Investments for additional information.

CF INDUSTRIES HOLDINGS, INC.

9.   Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act" or "Tax Reform"). The impact of this new legislation is included in the period of enactment in accordance with U.S. GAAP. The most significant impact of this legislation to us is the revaluation of our deferred taxes as a result of the reduction in the federal tax rate from 35% to 21%, which is effective on January 1, 2018. The Tax Act also imposes a transition tax liability on our previously untaxed foreign earnings that is payable over an eight-year period beginning in 2018. The amount recorded in the period of enactment for the transition tax liability represents our current estimate of the provisions of the Tax Act and is a provisional amount based on amounts reasonably estimable. See further discussion below related to this estimate, which may be adjusted as more information becomes available prior to the end of the one-year measurement period in December 2018.
The components of (loss) earnings before income taxes and equity in earnings of non-operating affiliates are as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$(186)	$(43)	$1,031
Non-U.S.	61	(183)	27
	$(125)	$(226)	$1,058
The components of the income tax (benefit) provision are as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Current
Federal	$(43)	$(795)	$258
Foreign	19	11	20
State	(6)	(23)	39
	(30)	(807)	317
Deferred
Federal	(44)	761	76
Foreign	(3)	(1)	(13)
State	(7)	(21)	16
	(54)	739	79
Income tax (benefit) provision before Tax Reform	(84)	(68)	396

Tax Reform - Current
Federal	54	—	—
Foreign	—	—	—
State	3	—	—
	57	—	—
Tax Reform - Deferred
Federal	(548)	—	—
Foreign	—	—	—
State	—	—	—
	(548)	—	—
Income tax benefit - Tax Reform	(491)	—	—
Income tax (benefit) provision	$(575)	$(68)	$396

CF INDUSTRIES HOLDINGS, INC.

Our preliminary estimate of the transition tax liability resulting from the Tax Act could be impacted by further regulatory or other government guidance relating to provisions of existing laws or the Tax Act. If more information becomes available to cause our provisional amount to change, we will adjust our liability within the measurement period ending in December 2018.
Differences in the expected income tax (benefit) provision based on statutory rates applied to (loss) earnings before income taxes and the income tax (benefit) provision reflected in the consolidated statements of operations are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in millions, except percentages)
(Loss) earnings before income taxes and equity in earnings of non-operating affiliates	$(125)	$(226)	$1,058
Expected tax (benefit) provision at U.S. statutory rate of 35%	(44)	(79)	370
State income taxes, net of federal	(21)	(33)	32
Net earnings attributable to noncontrolling interests	(32)	(42)	(12)
U.S. manufacturing profits deduction	6	39	(17)
Foreign tax rate differential	(6)	30	(17)
U.S. tax on foreign earnings	1	(10)	—
Valuation allowance	(3)	50	16
Non-deductible capital costs	—	(17)	18
Tax rate change	17	—	—
Other	(2)	(6)	6
U.S. enacted tax rate change (Tax Reform)	(552)	—	—
Transition tax liability and other (Tax Reform)	61	—	—
Income tax (benefit) provision	$(575)	$(68)	$396
Effective tax rate	457.2%	30.0%	37.4%

Income tax (benefit) provision before Tax Reform(1)	$(84)	$(68)	$396
Effective tax rate before Tax Reform	67.0%	30.0%	37.4%
(1) Income tax (benefit) provision before Tax Reform reflects the income tax (benefit) provision less the Tax Reform impacts included in the table above consisting of U.S. enacted tax rate change (Tax Reform) and transition tax liability and other.
Our effective tax rate is impacted by earnings attributable to noncontrolling interests in CFN for 2017 and 2016 and TNCLP for 2017, 2016 and 2015, as our consolidated income tax (benefit) provision does not include a tax provision on the earnings attributable to the noncontrolling interests. As a result, earnings attributable to the noncontrolling interests of $92 million, $119 million and $34 million in 2017, 2016 and 2015, respectively, which are included in (loss) earnings before income taxes and equity in earnings of non-operating affiliates, impact the effective tax rate in all three years. See Note 16—Noncontrolling Interests for additional information.
We recorded a tax receivable of approximately $22 million as a result of our intention to carryback the tax net operating loss for the year ended December 31, 2017 to prior tax years. As a result of the carryback, the income tax provision for the tax year ended December 31, 2017 includes the tax impact of the recaptured U.S. manufacturing profits deductions claimed in prior years that will not be deductible. The tax receivable from the net operating loss carryback has been reduced by an alternative minimum tax of $36 million in the carryback periods. The alternative minimum tax that would be incurred as a result of the carryback of the net operating loss will become a refundable tax credit as a result of the impact of the Tax Act. These refundable tax credits are available for tax years subsequent to the tax year ended December 31, 2017 and are recorded in our noncurrent tax receivable. The $22 million tax receivable for the net operating loss carryback is included in prepaid income taxes on our consolidated balance sheet as of December 31, 2017.
A federal income tax benefit of $145 million ($242 million before the impact of the Tax Act) was recorded for the amount of the net operating loss for the tax year ended December 31, 2017 that will carryforward to subsequent tax years. The net operating loss carryforward is approximately $692 million and is available until the tax year 2037.

CF INDUSTRIES HOLDINGS, INC.

State income taxes for the year ended December 31, 2017 and December 31, 2016 includes a tax benefit of $30 million and $46 million respectively, net of federal tax effect, for state net operating loss carryforwards.
State income taxes for the year ended December 31, 2016 were impacted by investment tax credits of $13 million, net of federal tax effect, related to capital assets placed in service at our production facilities in Oklahoma that are indefinitely available to offset income taxes in that jurisdiction in future years. Our effective state income tax rate was also reduced as a result of the changes to our legal entity structure effected in the first quarter of 2016 as part of our strategic venture with CHS. See Note 16—Noncontrolling Interests for additional information.
The income tax provision for the tax year ended December 31, 2016 includes the tax impact of the U.S. manufacturing profits deductions claimed in prior years that will not be deductible as a result of the carryback of the tax net operating loss for the year ended December 31, 2016.
Non-deductible capital costs for the tax year ended December 31, 2016 include certain transaction costs capitalized in the prior year that are now deductible as a result of the termination of the proposed combination with certain businesses of OCI N.V. (OCI).
The foreign tax rate differential is impacted by the inclusion of equity earnings from our equity method investment in PLNL, a foreign operating affiliate, which are included in pre-tax earnings on an after-tax basis and the tax effect of net operating losses of a foreign subsidiary of the Company for which a valuation allowance has been recorded. We determined the carrying value of our equity method investment in PLNL exceeded fair value and recognized an impairment of our equity method investment in PLNL of $134 million in the fourth quarter of 2016 and $62 million in the fourth quarter of 2015. The impairments are included in equity in earnings of operating affiliates. Our income tax provisions do not include a tax benefit for the impairment of our equity method investment as the impairment does not give rise to a tax deduction. See Note 7—Equity Method Investments for additional information.
Foreign subsidiaries of the Company have incurred capital losses of $116 million that are indefinitely available to offset capital gains in the applicable foreign jurisdictions. As the future realization of these carryforwards is not anticipated, a valuation allowance of $29 million was recorded in the year ended December 31, 2016.
The foreign tax rate differential for the tax year ended December 31, 2016 includes a $5 million deferred tax benefit for an enacted tax rate change.
Deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Net operating loss and capital loss carryforwards	$359	$187
Retirement and other employee benefits	67	118
Unrealized loss on hedging derivatives	6	9
Intangible asset	5	34
Other	115	140
	552	488
Valuation allowance	(156)	(159)
	396	329
Deferred tax liabilities:
Depreciation and amortization	(256)	(329)
Investments in partnerships	(1,151)	(1,582)
Foreign earnings	(28)	(28)
Unrealized gain on hedging derivatives	—	(16)
Other	(8)	(4)
	(1,443)	(1,959)
Net deferred tax liability	$(1,047)	$(1,630)

CF INDUSTRIES HOLDINGS, INC.

Investments in partnerships in the table above reflects the deferred tax liability for our investments in CFN and TNCLP. These amounts were previously presented in the corresponding deferred tax asset and liability amounts; therefore, the amounts representing the deferred tax liability for our investments in partnerships as of December 31, 2016 have been reclassified to the investments in partnerships to conform to the current year presentation.
A foreign subsidiary of the Company has net operating loss carryforwards of $383 million that are indefinitely available in the foreign jurisdiction. As the future realization of these carryforwards is not anticipated, a valuation allowance of $100 million has been recorded. Of this amount, $11 million and $17 million were recorded as valuation allowances in the years ended December 31, 2017 and 2016, respectively.
We consider the earnings of certain of our Canadian operating subsidiaries to not be permanently reinvested and we recognize a deferred tax liability for the future repatriation of these earnings, as they are earned. As of December 31, 2017, we have recorded a deferred income tax liability of approximately $28 million, which reflects the additional U.S. and foreign income taxes that would be due upon the repatriation of the accumulated earnings of our non-U.S. subsidiaries that are considered to not be permanently reinvested.
We file federal, provincial, state and local income tax returns principally in the United States, Canada and the United Kingdom, as well as in certain other foreign jurisdictions. In general, filed tax returns remain subject to examination by United States tax jurisdictions for years 1999 and thereafter, by Canadian tax jurisdictions for years 2006 and thereafter, and by United Kingdom tax jurisdictions for years 2015 and thereafter. Our income tax liability or transition tax expense could be impacted by the finalization of currently on-going U.S. or foreign income tax audits of prior tax years falling before the date of enactment of the Tax Act or audits by the U.S. or foreign taxing authorities, which change the amount of our total income allocable to and taxed in the United States or a foreign country.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016
	(in millions)
Unrecognized tax benefits:
Beginning balance	$134	$155
Additions for tax positions taken during the current year	—	—
Additions for tax positions taken during prior years	—	2
Reductions related to lapsed statutes of limitations	(11)	(7)
Reductions related to settlements with tax jurisdictions	(1)	(16)
Ending balance	$122	$134
Unrecognized tax benefits decreased by $12 million in 2017 and $21 million in 2016. Our effective tax rate would be affected by $91 million if these unrecognized tax benefits were to be recognized in the future.
Interest expense and penalties of $2 million, $4 million, and $4 million were recorded for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts recognized in our consolidated balance sheets for accrued interest and penalties related to income taxes of $29 million and $28 million are included in other liabilities as of December 31, 2017 and 2016, respectively.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (PATH Act) was signed into law and was applicable to tax years 2015 through 2019. One of the provisions of the PATH Act permitted companies to deduct 50% of their capital expenditures for federal income tax purposes in the year qualifying assets were placed into service. We recorded a federal tax receivable of approximately $816 million for the year ended December 31, 2016 as a result of our intention at that time to carryback the tax net operating loss that was principally the result of this tax law change. The tax receivable was primarily associated with completion of the new capacity expansion projects that were placed into service at our Donaldsonville, Louisiana and Port Neal, Iowa complexes during November and December of 2016. The tax receivable is included in prepaid income taxes on our consolidated balance sheet as of December 31, 2016 and was received in the second quarter of 2017.

CF INDUSTRIES HOLDINGS, INC.

During the third quarter of 2015, we acquired the remaining 50% equity interest in CF Fertilisers UK not previously owned by us and recognized a $94 million gain on the remeasurement to fair value of our initial 50% equity interest in CF Fertilisers UK. The earnings in CF Fertilisers UK have been permanently reinvested. Therefore, the recognition of the $94 million gain on the remeasurement of the historical equity investment does not include the recognition of tax expense on the gain. See Note 7—Equity Method Investments for additional information.
We recorded an income tax benefit of $12 million during the second quarter of 2015 for the pre-tax losses on the sale of equity method investments. The tax benefit related to the loss on the sale of our interests in Keytrade is included in equity in earnings of non-operating affiliates—net of taxes in our consolidated statements of operations. See Note 7—Equity Method Investments for additional information.

CF INDUSTRIES HOLDINGS, INC.

10.   Pension and Other Postretirement Benefits
We maintain five funded pension plans—three in North America (one U.S. plan and two Canadian plans) and two in the United Kingdom. One of our Canadian plans is closed to new employees and the two United Kingdom plans are closed to new employees and future accruals. We also provide group medical insurance benefits to certain retirees in North America. The specific medical benefits provided to retirees vary by group and location.
Our plan assets, benefit obligations, funded status and amounts recognized on the consolidated balance sheets for our North America and United Kingdom plans as of the December 31 measurement date are as follows:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Change in plan assets
Fair value of plan assets as of January 1	$636	$627	$366	$414	$—	$—
Return on plan assets	70	39	16	21	—	—
Employer contributions	63	4	19	19	5	4
Plan participant contributions	—	—	—	—	1	1
Benefit payments	(40)	(38)	(22)	(19)	(6)	(5)
Foreign currency translation	9	4	35	(69)	—	—
Fair value of plan assets as of December 31	738	636	414	366	—	—
Change in benefit obligation
Benefit obligation as of January 1	(759)	(736)	(559)	(563)	(52)	(56)
Service cost	(14)	(14)	—	—	—	—
Interest cost	(30)	(31)	(16)	(19)	(2)	(2)
Benefit payments	40	38	22	19	6	5
Foreign currency translation	(9)	(3)	(52)	99	—	—
Plan participant contributions	—	—	—	—	(1)	(1)
Change in assumptions and other	(33)	(13)	15	(95)	(4)	2
Benefit obligation as of December 31	(805)	(759)	(590)	(559)	(53)	(52)
Funded status as of year end	$(67)	$(123)	$(176)	$(193)	$(53)	$(52)
In the table above, the line titled "change in assumptions and other" for our pension plans primarily reflects the impact of changes in discount rates, the adoption of new mortality assumptions, and updated census data in the United Kingdom.
Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Other assets	$10	$7	$—	$—	$—	$—
Accrued expenses	—	—	—	—	(4)	(5)
Other liabilities	(77)	(130)	(176)	(193)	(49)	(47)
	$(67)	$(123)	$(176)	$(193)	$(53)	$(52)

CF INDUSTRIES HOLDINGS, INC.

Pre-tax amounts recognized in accumulated other comprehensive loss consist of the following:

	Pension Plans				Retiree Medical Plans
	North America		United Kingdom		North America
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Prior service cost (benefit)	$1	$1	$—	$—	$(2)	$(4)
Net actuarial loss	80	91	73	80	12	7
	$81	$92	$73	$80	$10	$3
Net periodic benefit cost (income) and other amounts recognized in accumulated other comprehensive loss for the years ended December 31 included the following:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost	$14	$14	$14	$—	$—	$—	$—	$—	$—
Interest cost	30	31	30	16	19	9	2	2	2
Expected return on plan assets	(26)	(30)	(28)	(18)	(20)	(9)	—	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	—	(1)	(1)	(1)
Amortization of actuarial loss (gain)	1	1	6	1	—	—	(1)	(1)	1
Net periodic benefit cost (income)	19	16	22	(1)	(1)	—	—	—	2
Net actuarial (gain) loss	(11)	4	(11)	(13)	94	(8)	5	(2)	(4)
Amortization of prior service benefit	—	—	—	—	—	—	1	1	1
Amortization of actuarial (loss) gain	(1)	(1)	(6)	(1)	—	—	1	—	(1)
Total recognized in accumulated other comprehensive loss	(12)	3	(17)	(14)	94	(8)	7	(1)	(4)
Total recognized in net periodic benefit cost (income) and accumulated other comprehensive loss	$7	$19	$5	$(15)	$93	$(8)	$7	$(1)	$(2)
Amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
Prior service cost (benefit)	$—	$—	$(1)
Net actuarial loss (gain)	3	—	—
The accumulated benefit obligation (ABO) in aggregate for the defined benefit pension plans in North America was approximately $759 million and $712 million as of December 31, 2017 and December 31, 2016, respectively. The ABO in aggregate for the defined benefit pension plans in the United Kingdom was approximately $590 million and $559 million as of December 31, 2017 and December 31, 2016, respectively.

CF INDUSTRIES HOLDINGS, INC.

The following table presents aggregated information for those individual defined benefit pension plans that have an ABO in excess of plan assets as of December 31, which excludes one North American defined benefit pension plan that has plan assets in excess of its ABO:

	North America		United Kingdom
	2017	2016	2017	2016
	(in millions)
Accumulated benefit obligation	$(629)	$(599)	$(590)	$(559)
Fair value of plan assets	590	508	414	366

The following table presents aggregated information for those individual defined benefit pension plans that have a PBO in excess of plan assets as of December 31, which excludes one North American defined benefit pension plan that has plan assets in excess of its PBO:

	North America		United Kingdom
	2017	2016	2017	2016
	(in millions)
Projected benefit obligation	$(739)	$(699)	$(590)	$(559)
Fair value of plan assets	663	568	414	366

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
Our consolidated pension funding contributions for 2018 are estimated to be approximately $15 million for the North America plans and $26 million for the United Kingdom plans.
The expected future benefit payments for our pension and retiree medical plans are as follows:

	Pension Plans		Retiree Medical Plans
	North America	United Kingdom	North America
	(in millions)
2018	$43	$24	$4
2019	45	25	4
2020	46	25	4
2021	47	26	4
2022	48	27	4
2023-2027	251	145	15

CF INDUSTRIES HOLDINGS, INC.

The following assumptions were used in determining the benefit obligations and expense:

	Pension Plans						Retiree Medical Plans
	North America			United Kingdom			North America
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Weighted-average discount rate—obligation	3.6%	4.0%	4.3%	2.5%	2.8%	3.8%	3.4%	3.8%	3.9%
Weighted-average discount rate—expense	4.0%	4.3%	4.0%	2.8%	3.8%	3.7%	3.8%	3.9%	3.6%
Weighted-average rate of increase in future compensation	4.3%	4.3%	4.3%	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on assets—expense	4.2%	4.9%	4.8%	4.6%	5.2%	5.4%	n/a	n/a	n/a
Weighted-average retail price index—obligation	n/a	n/a	n/a	3.2%	3.3%	3.1%	n/a	n/a	n/a
Weighted-average retail price index—expense	n/a	n/a	n/a	3.3%	3.1%	3.1%	n/a	n/a	n/a
______________________________________________________________________________
n/a—not applicable
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
For our North America plans, the expected long-term rate of return on assets is based on analysis of historical rates of return achieved by equity and non-equity investments and current market characteristics, adjusted for estimated plan expenses and weighted by target asset allocation percentages. As of January 1, 2018, our weighted-average expected long-term rate of return on assets is 4.5%.
For our United Kingdom plans, the expected long-term rate of return on assets is based on the expected long-term performance of the underlying investments, adjusted for investment managers' fees. As of January 1, 2018, our weighted-average expected long-term rate of return on assets is 4.2%.
The retail price index for the United Kingdom plans is developed using the Bank of England implied retail price inflation curve, which is based on the difference between yields on fixed interest government bonds and index-linked government bonds.
For the measurement of the benefit obligation at December 31, 2017 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 8.0% increase in 2018, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 9.5% increase in 2018, followed by a gradual decline in increases to 4.5% for 2026 and thereafter. For the measurement of the benefit obligation at December 31, 2016 for our primary (U.S.) retiree medical benefit plans, the assumed health care cost trend rates, for pre-65 retirees, start with a 7.0% increase in 2017, followed by a gradual decline in increases to 4.5% for 2024 and thereafter. For post-65 retirees, the assumed health care cost trend rates start with a 8.5% increase in 2017, followed by a gradual decline in increases to 4.5% for 2024 and thereafter.
A one-percentage point change in the assumed health care cost trend rate of our primary (U.S.) retiree medical benefit plans as of December 31, 2017 would have the following effects on our retiree medical benefit plans:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2017	$—	$—
Effect on benefit obligation as of December 31, 2017	6	(5)

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
The target asset allocation for the CF Canadian plan is 60% non-equity and 40% equity, and for the Terra Canadian plan is 85% non-equity and 15% equity. The equity investments are passively managed portfolios that diversify assets across multiple securities, economic sectors and countries. The non-equity investments are high quality passively managed portfolios that diversify assets across economic sectors, countries and maturity spectrums. This investment strategy is achieved through the use of mutual funds.
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
The trustees’ investment objectives are to hold assets that generate returns sufficient to cover prudently each plan's liability without exposing the plans to unacceptable risk. This is accomplished through the asset allocation strategy of each plan. For both plans, if the asset allocation moves more than plus or minus 5% from the benchmark allocation, the trustees may decide to amend the asset allocation. At a minimum, the trustees review the investment strategy at every triennial actuarial valuation to ensure that the strategy remains consistent with its funding principles. The trustees may review the strategy more frequently if opportunities arise to reduce risk within the investments without jeopardizing the funding position.
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

CF INDUSTRIES HOLDINGS, INC.

The fair values of our pension plan assets as of December 31, 2017 and 2016, by major asset class, are as follows:

	North America
	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$26	$—	$26	$—
Equity mutual funds
Index equity(2)	136	136	—	—
Pooled equity(3)	42	—	42	—
Fixed income
U.S. Treasury bonds and notes(4)	15	15	—	—
Pooled mutual funds(5)	106	—	106	—
Corporate bonds and notes(6)	400	—	400	—
Government and agency securities(7)	9	—	9	—
Other(8)	3	—	3	—
Total assets at fair value by fair value levels	$737	$151	$586	$—
Receivables—net	1
Total assets	$738

	United Kingdom
	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$5	$5	$—	$—
Pooled target return funds(9)	213	—	213	—
Fixed income				—
Pooled UK government index-linked securities(10)	31	—	31	—
Pooled global fixed income funds(11)	122	—	122	—
Total assets at fair value by fair value levels	$371	$5	$366	$—
Assets measured at NAV as a practical expedient
Pooled property funds(12)	43
Total assets measured at NAV as a practical expedient	43
Total assets at fair value	414
Accruals and payables—net	—
Total assets	$414

CF INDUSTRIES HOLDINGS, INC.

	North America
	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash and cash equivalents(1)	$39	$6	$33	$—
Equity mutual funds
Index equity(2)	112	112	—	—
Pooled equity(3)	41	—	41	—
Fixed income
U.S. Treasury bonds and notes(4)	14	14	—	—
Pooled mutual funds(5)	86	—	86	—
Corporate bonds and notes(6)	329	—	329	—
Government and agency securities(7)	15	—	15	—
Other(8)	1	—	1	—
Total assets at fair value by fair value levels	$637	$132	$505	$—
Accruals and payables—net	(1)
Total assets	$636

	United Kingdom
	December 31, 2016
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$3	$3	$—	$—
Pooled target return funds(9)	185	—	185	—
Fixed income
Pooled UK government index-linked securities(10)	28	—	28	—
Pooled global fixed income funds(11)	114	—	114	—
Total assets at fair value by fair value levels	$330	$3	$327	$—
Assets measured at NAV as a practical expedient
Pooled property funds(12)	36
Total assets measured at NAV as a practical expedient	36
Total assets at fair value	366
Accruals and payables—net	—
Total assets	$366
_______________________________________________________________________________

(1)	Cash and cash equivalents are primarily repurchase agreements and short-term money market funds.

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

We have defined contribution plans covering substantially all employees in North America and the United Kingdom. In North America, depending on the specific provisions of each plan, qualified employees receive company contributions based on a percentage of base salary, matching of employee contributions up to specified limits, or a combination of both. Qualified employees in the United Kingdom receive company contributions based on a percentage of base salary that are greater than employee contributions up to specified limits. In 2017, 2016, and 2015, we recognized expense related to company contributions to the defined contribution plans of $18 million, $16 million, and $14 million, respectively.
In addition to our qualified defined benefit pension plans, we also maintain certain nonqualified supplemental pension plans for highly compensated employees as defined under federal law. The amounts recognized in accrued expenses and other liabilities in our consolidated balance sheets for these plans were $2 million and $16 million as of December 31, 2017 and $3 million and $17 million as of December 31, 2016, respectively. We recognized expense for these plans of $2 million, $3 million, and $2 million in 2017, 2016, and 2015, respectively. The expense recognized in 2017 and 2016 includes a settlement charge of $1 million in each year, respectively.

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
As of December 31, 2017, we had excess borrowing capacity under the Revolving Credit Agreement of $695 million (net of outstanding letters of credit of $55 million). There were no borrowings outstanding under the Revolving Credit Agreement as of December 31, 2017 or December 31, 2016, or during 2017. Maximum borrowings outstanding under the Revolving Credit Agreement during the year ended December 31, 2016 were $150 million with a weighted-average annual interest rate of 1.85%.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of December 31, 2017, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $75 million. As of December 31, 2017, approximately $72 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of December 31, 2017 and December 31, 2016 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	December 31, 2017		December 31, 2016
		Principal	Carrying Amount(1)	Principal	Carrying Amount(1)
		(in millions)
Public Senior Notes:
6.875% due May 2018	7.344%	$—	$—	$800	$795
7.125% due May 2020	7.529%	500	496	800	791
3.450% due June 2023	3.562%	750	746	750	745
5.150% due March 2034	5.279%	750	739	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	491
4.500% due December 2026	4.759%	750	736	750	735
Total long-term debt		$4,750	$4,692	$5,850	$5,778
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both December 31, 2017 and December 31, 2016, and total deferred debt issuance costs were $46 million and $60 million as of December 31, 2017 and December 31, 2016, respectively.

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
On November 21, 2016, in connection with the effectiveness of the November 2016 Credit Agreement Amendment, CF Industries Enterprises, Inc. (CFE) and CF Industries Sales, LLC (CFS) became subsidiary guarantors of the Public Senior Notes.
On December 1, 2017, CF Industries completed the early redemption of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) in accordance with the optional redemption provisions provided in the indenture governing the 2018 Notes. The total aggregate redemption price was approximately $817 million. On December 26, 2017, CF Industries purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020 (the 2020 Notes) pursuant to a tender offer. The aggregate purchase price was approximately $331 million. As a result of the early redemption of the 2018 Notes and the purchase of the 2020 Notes, we recognized a loss on debt extinguishment of $53 million, primarily consisting of $48 million of premiums paid for the early retirement of debt for the 2018 Notes and 2020 Notes.

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

CF INDUSTRIES HOLDINGS, INC.

On November 21, 2016, we prepaid in full the outstanding $1.0 billion aggregate principal amount of our Private Senior Notes. The prepayment of $1.18 billion included the payment of a make-whole amount of approximately $170 million and accrued interest. Loss on debt extinguishment of $167 million on our consolidated statements of operations excludes $3 million of the make-whole payment, which was accounted for as a modification and recognized on our consolidated balance sheet as deferred financing fees, a reduction of long-term debt, and is being amortized using the effective interest rate method over the term of the Senior Secured Notes.
Bridge Credit Agreement
On August 6, 2015, we entered into a definitive agreement (as amended, the Combination Agreement) to combine with the European, North American and global distribution businesses of OCI N.V. (OCI). On September 18, 2015, in connection with the proposed combination, CF Holdings and CF Industries entered into a senior unsecured 364-Day Bridge Credit Agreement (as amended, the Bridge Credit Agreement). Upon the termination of the Combination Agreement in the second quarter of 2016, the lenders’ commitments under the Bridge Credit Agreement terminated automatically. There were no borrowings under the Bridge Credit Agreement. See Note 12—Interest Expense for additional information.
12. Interest Expense
Details of interest expense are as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Interest on borrowings(1)	$300	$303	$267
Fees on financing agreements(1)(2)(3)	16	59	17
Interest on tax liabilities	1	4	3
Interest capitalized	(2)	(166)	(154)
Interest expense	$315	$200	$133
_______________________________________________________________________________

(1)	See Note 11—Financing Agreements for additional information.

(2)
Fees on financing agreements for the year ended December 31, 2016 includes $28 million of fees related to the termination of the tranche B commitment under the bridge credit agreement as a result of the termination of the Combination Agreement. Fees on financing agreements for the year ended December 31, 2015 includes $6 million of accelerated amortization of deferred fees related to the termination in September 2015 of the tranche A commitment under the bridge credit agreement. See Note 11—Financing Agreements additional information.

(3)
Fees on financing agreements for the year ended December 31, 2016 includes $9 million of accelerated amortization of deferred fees related to the payment of the Private Senior Notes in November 2016, $2 million of accelerated amortization of deferred fees related to the July 2016 Credit Agreement Amendment, which reduced the Revolving Credit Facility to $1.5 billion from $2.0 billion, and $4 million of accelerated amortization of deferred fees related to the November 2016 Credit Agreement Amendment, which reduced the Revolving Credit Facility to $750 million from $1.5 billion. See Note 11—Financing Agreements for additional information.

CF INDUSTRIES HOLDINGS, INC.

13.   Other Operating Expenses
Pursuant to the termination agreement entered into on May 22, 2016, under which CF Holdings, OCI and the other parties to the Combination Agreement agreed to terminate the Combination Agreement by mutual written consent, CF Holdings paid OCI a termination fee of $150 million, which is included in transaction costs in our consolidated statement of operations for the year ended December 31, 2016.
Details of other operating—net are as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Loss on disposal of property, plant and equipment—net	$3	$10	$21
Expansion project costs(1)	—	73	51
Loss on foreign currency derivatives(2)	—	—	22
Loss (gain) on foreign currency transactions(3)	2	93	(8)
Loss on embedded derivative(4)	4	23	—
Other	9	9	6
Other operating—net	$18	$208	$92

(1)
Expansion project costs that did not qualify for capitalization include amounts related to administrative and consulting services for our capacity expansion projects in Port Neal, Iowa and Donaldsonville, Louisiana. Our capacity expansion projects were completed as of December 31, 2016.

(2)	See Note 14—Derivative Financial Instruments for additional information.

(3)	Loss (gain) on foreign currency transactions primarily relates to the unrealized foreign currency exchange rate impact on intercompany debt that has not been permanently invested.

(4)	The loss on embedded derivative consists of unrealized and realized losses related to a provision of our strategic venture with CHS. See Note 8—Fair Value Measurements for additional information.

14.   Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in commodity prices and foreign currency exchange rates.
Commodity Price Risk Management
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of December 31, 2017, we have natural gas derivative contracts covering periods through the end of 2018.
As of December 31, 2017 and 2016, we had open natural gas derivative contracts for 35.9 million MMBtus and 183.0 million MMBtus, respectively. For the year ended December 31, 2017, we used derivatives to cover approximately 42% of our natural gas consumption.
Foreign Currency Exchange Rates
A portion of the costs for our completed capacity expansion projects at our Donaldsonville, Louisiana complex and Port Neal, Iowa complex were euro-denominated. In order to manage our exposure to changes in the euro to U.S. dollar currency exchange rates, we hedged our projected euro-denominated payments through the end of 2016 using foreign currency forward contracts.

CF INDUSTRIES HOLDINGS, INC.

As of December 31, 2017 and December 31, 2016, accumulated other comprehensive loss (AOCL) includes $6 million and $7 million, respectively, of pre-tax gains related to the foreign currency derivatives that were originally designated as cash flow hedges. The balance in AOCL is being reclassified into income over the depreciable lives of the property, plant and equipment associated with the capacity expansion projects, of which $1 million was reclassifed into income in 2017.
The effect of derivatives in our consolidated statements of operations is shown in the table below:

	Gain (loss) in income
		Year ended December 31,
	Location	2017	2016	2015
		(in millions)
Natural gas derivatives	Cost of sales	$(61)	$260	$(176)
Foreign exchange contracts	Other operating—net	—	—	22
Unrealized (losses) gains recognized in income		(61)	260	(154)
Realized losses		(26)	(133)	(114)
Net derivative (losses) gains		$(87)	$127	$(268)

The fair values of derivatives on our consolidated balance sheets are shown below. As of December 31, 2017 and 2016, none of our derivative instruments were designated as hedging instruments. See Note 8—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31,		Balance Sheet Location	December 31,
		2017	2016		2017	2016
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$1	$52	Other current liabilities	$(12)	$—
Natural gas derivatives	Other assets	—	4	Other liabilities	—	(6)
Total derivatives		$1	$56		$(12)	$(6)
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

CF INDUSTRIES HOLDINGS, INC.

Most of our ISDA agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of December 31, 2017 and 2016, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $12 million and zero, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of December 31, 2017 and 2016, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of December 31, 2017 and 2016:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
December 31, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(12)	(1)	—	(11)
Net derivative liabilities	$(11)	$—	$—	$(11)
December 31, 2016
Total derivative assets	$56	$6	$—	$50
Total derivative liabilities	(6)	(6)	—	—
Net derivative assets	$50	$—	$—	$50
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
15.   Supplemental Balance Sheet Data
Accounts Receivable—Net
Accounts receivable—net consist of the following:

	December 31,
	2017	2016
	(in millions)
Trade	$297	$227
Other	10	9
Accounts receivable—net	$307	$236
Trade accounts receivable is net of an allowance for doubtful accounts of $3 million as of December 31, 2017 and 2016.

CF INDUSTRIES HOLDINGS, INC.

Inventories
Inventories consist of the following:

	December 31,
	2017	2016
	(in millions)
Finished goods	$233	$279
Raw materials, spare parts and supplies	42	60
Total inventories	$275	$339

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016
	(in millions)
Accounts payable	$99	$81
Capacity expansion project costs	—	185
Accrued natural gas costs	109	111
Payroll and employee-related costs	65	46
Accrued interest	38	53
Other	161	162
Accounts payable and accrued expenses	$472	$638
Capacity expansion project costs included the capital expenditures invested in the capacity expansion projects. We completed our capacity expansion projects at Donaldsonville, Louisiana and Port Neal, Iowa in December 2016.
Payroll and employee-related costs include accrued salaries and wages, vacation, incentive plans and payroll taxes.
Accrued interest includes interest payable on our outstanding senior notes. See Note 11—Financing Agreements and Note 12—Interest Expense for additional information.
Other includes accrued utilities, property taxes, sales incentives and other credits, accrued litigation settlement costs, accrued transaction costs, maintenance and professional services.
Other Current Liabilities
As of December 31, 2017, other current liabilities of $17 million consists of $12 million of unrealized loss on natural gas derivatives and $5 million of the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS. See Note 8—Fair Value Measurements, Note 14—Derivative Financial Instruments and Note 16—Noncontrolling Interests for additional information.
As of December 31, 2016, other current liabilities of $5 million consists of the current portion of the unrealized loss on the embedded derivative liability related to our strategic venture with CHS.

CF INDUSTRIES HOLDINGS, INC.

Other Liabilities
Other liabilities consist of the following:

	December 31,
	2017	2016
	(in millions)
Benefit plans and deferred compensation	$324	$393
Tax-related liabilities	93	103
Unrealized losses on derivatives	—	6
Unrealized loss on embedded derivative	20	21
Environmental and related costs	7	8
Other	16	14
Other liabilities	$460	$545
Benefit plans and deferred compensation include liabilities for pensions, retiree medical benefits, and the noncurrent portion of incentive plans. See Note 10—Pension and Other Postretirement Benefits for additional information.
16.     Noncontrolling Interests
A reconciliation of the beginning and ending balances of noncontrolling interests and distributions payable to the noncontrolling interests on our consolidated balance sheets is provided below.

	Year ended December 31,
	2017			2016			2015
	CFN	TNCLP	Total	CFN	TNCLP	Total	TNCLP
		(in millions)
Noncontrolling interests:
Beginning balance	$2,806	$338	$3,144	$—	$352	$352	$363
Issuance of noncontrolling interest in CFN	—	—	—	2,792	—	2,792	—
Earnings attributable to noncontrolling interests	73	19	92	93	26	119	34
Declaration of distributions payable	(107)	(24)	(131)	(79)	(40)	(119)	(45)
Ending balance	$2,772	$333	$3,105	$2,806	$338	$3,144	$352
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	107	24	131	79	40	119	45
Distributions to noncontrolling interests	(107)	(24)	(131)	(79)	(40)	(119)	(45)
Ending balance	$—	$—	$—	$—	$—	$—	$—

CF INDUSTRIES HOLDINGS, INC.

CF Industries Nitrogen, LLC (CFN)
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN's limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS' interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. On February 1, 2016, CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts.
Additionally, under the terms of the strategic venture, if our credit rating as determined by two of three specified credit rating agencies is below certain levels , we are required to make a non-refundable yearly payment of $5 million to CHS. In 2016, our credit ratings were reduced and we made a payment to CHS. In 2017, since our credit ratings had not changed, we made a second $5 million payment to CHS. The payment will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of December 31, 2017 and 2016, the embedded derivative liability of $25 million and $26 million, respectively, is included in other current liabilities and other liabilities on our consolidated balance sheets. Included in other operating—net in our consolidated statements of operations for the years ended December 31, 2017 and 2016 is a net loss of $4 million and $23 million, respectively. See Note 8—Fair Value Measurements for additional information.
In the first quarter of 2018, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2017 in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN. On January 31, 2018, CFN distributed $49 million to CHS for the distribution period ended December 31, 2017.
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
In each quarter of 2017, 2016 and 2015, the minimum quarterly distributions requirements under the TNCLP Agreement of Limited Partnership were satisfied, which entitled TNGP, the general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP has assigned its right to receive such incentive distributions to an affiliate of TNGP that is also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the years ended December 31, 2017, 2016 and 2015 were $41 million, $65 million and $116 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

On February 7, 2018, we announced that TNGP elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of $84.033 per unit was determined under the terms of TNCLP’s partnership agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. We intend to fund the purchase with cash on hand. As of the April 2, 2018 purchase date, all rights of the holders of the units will terminate, with the exception of the right to receive payment of the purchase price. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP, and the common units representing limited partner interests will cease to be publicly traded or listed on the New York Stock Exchange.
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

CF INDUSTRIES HOLDINGS, INC.

17.   Stockholders' Equity
Common Stock
Our Board of Directors (the Board) has authorized certain programs to repurchase shares of our common stock. These programs have generally permitted repurchases to be made from time to time in the open market, through privately-negotiated transactions, through block transactions or otherwise. Our management has determined the manner, timing and amount of repurchases under these programs based on the evaluation of market conditions, stock price and other factors.
On August 6, 2014, the Board authorized a program to repurchase up to $1 billion of the common stock of CF Holdings through December 31, 2016 (the 2014 Program). The following table summarizes the share repurchases under the 2014 Program.

	2014 Program
	Shares	Amounts
	(in millions)
Shares repurchased as of December 31, 2014	7.0	$373
Shares repurchased in 2015:
First quarter	4.1	$237
Second quarter	4.5	268
Third quarter	0.3	22
Fourth quarter	—	—
Total shares repurchased in 2015	8.9	527
Shares repurchased as of December 31, 2015	15.9	$900
In 2016, no shares were repurchased under the 2014 Program. The 2014 Program expired on December 31, 2016 with$100 million of repurchase authorization remaining. No share repurchase programs were authorized by the Board in 2017.
During 2016 and 2015, we retired 2.4 million shares and 10.7 million shares, respectively, of repurchased stock. The retired shares were returned to the status of authorized but unissued shares. As part of the retirements, we reduced our treasury stock, paid-in capital, and retained earnings balances for 2016 by $150 million, $14 million, and $136 million, respectively, and for 2015 by $597 million, $62 million, and $535 million, respectively. As of December 31, 2017, 2016 and 2015, we held in treasury approximately one thousand shares, 28 thousand shares and 2.4 million shares, respectively, of repurchased stock.
Changes in common shares outstanding are as follows:

	Year ended December 31,
	2017	2016	2015
Beginning balance	233,114,169	233,081,556	241,673,050
Exercise of stock options	90,938	17,600	274,705
Issuance of restricted stock(1)	93,833	44,941	40,673
Forfeitures of restricted stock	—	(10,000)	—
Purchase of treasury shares(2)	(11,851)	(19,928)	(8,906,872)
Ending balance	233,287,089	233,114,169	233,081,556
_______________________________________________________________________________

(1)	Includes shares issued from treasury.

(2)	Includes shares withheld to pay employee tax obligations upon the vesting of restricted stock.

CF INDUSTRIES HOLDINGS, INC.

Preferred Stock
CF Holdings is authorized to issue 50 million shares of $0.01 par value preferred stock. Our Second Amended and Restated Certificate of Incorporation, as amended, authorizes the Board, without any further stockholder action or approval, to issue these shares in one or more classes or series, and (except in the case of our Series A Junior Participating Preferred Stock, 500,000 shares of which are authorized and the terms of which were specified in the original certificate of incorporation of CF Holdings) to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. The Series A Junior Participating Preferred Stock had been established in CF Holdings’ original certificate of incorporation in connection with our former stockholder rights plan that expired in 2015. In September 2016, in connection with the Plan (as defined below), 500,000 shares of preferred stock were designated as Series B Junior Participating Preferred Stock. In July 2017, the Series B Junior Participating Preferred Stock was eliminated in connection with the expiration of the Plan. No shares of preferred stock have been issued.
Tax Benefits Preservation Plan
As of December 31, 2016, we had a stockholders rights plan intended to help protect our tax net operating losses and certain other tax assets by deterring any person from becoming a "5-percent shareholder" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended). The terms of the rights were set forth in a Tax Benefits Preservation Plan (the Plan) dated as of September 6, 2016 and amended as of July 25, 2017 between us and Computershare Trust Company, N.A., as rights agent. The rights expired on July 25, 2017 without having been exercised.
Accumulated Other Comprehensive (Loss) Income
Changes to accumulated other comprehensive (loss) income (AOCI) and the impact on other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
	(in millions)
Balance as of December 31, 2014	$(41)	$1	$5	$(125)	$(160)
Reclassification to earnings	—	1	—	6	7
Impact of CF Fertilisers UK acquisition	9	—	—	38	47
Gain arising during the period	—	—	—	24	24
Effect of exchange rate changes and deferred taxes	(166)	(1)	—	(1)	(168)
Balance as of December 31, 2015	(198)	1	5	(58)	(250)
Unrealized loss	—	(1)	—	—	(1)
Reclassification to earnings	—	1	—	1	2
Loss arising during the period	—	—	—	(97)	(97)
Effect of exchange rate changes and deferred taxes	(74)	—	—	22	(52)
Balance as of December 31, 2016	(272)	1	5	(132)	(398)
Reclassification to earnings	—	—	(1)	1	—
Gain arising during the period	—	—	—	19	19
Effect of exchange rate changes and deferred taxes	127	—	—	(11)	116
Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)

CF INDUSTRIES HOLDINGS, INC.

Reclassifications out of AOCI to the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Foreign Currency Translation Adjustment
CF Fertilisers UK equity method investment remeasurement(1)	$—	$—	$9
Total before tax	—	—	9
Tax effect	—	—	—
Net of tax	$—	$—	$9
Unrealized Gain (Loss) on Securities
Available-for-sale securities(2)	$—	$1	$1
Total before tax	—	1	1
Tax effect	—	—	(1)
Net of tax	$—	$1	$—
Unrealized Gain (Loss) on Derivatives
Reclassification of de-designated hedges	$(1)	$—	$—
Total before tax	(1)	—	—
Tax effect	—	—	—
Net of tax	$(1)	$—	$—
Defined Benefit Plans
CF Fertilisers UK equity method investment remeasurement(1)	$—	$—	$38
Amortization of prior service cost (benefit)(3)	(1)	(1)	(1)
Amortization of net loss(3)	2	2	7
Total before tax	1	1	44
Tax effect	—	—	(2)
Net of tax	$1	$1	$42
Total reclassifications for the period	$—	$2	$51
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

18.   Stock-Based Compensation
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
Share Reserve and Individual Award Limits
The maximum number of shares reserved for the grant of awards under the 2014 Equity and Incentive Plan is the sum of (i) 13.9 million and (ii) the number of shares subject to outstanding awards under our predecessor plans to the extent such awards terminate or expire without delivery of shares. For purposes of determining the number of shares of stock available for grant under the 2014 Equity and Incentive Plan, each option or stock appreciation right is counted against the reserve as one share. Each share of stock granted, other than an option or a stock appreciation right, is counted against the reserve as 1.61 shares. If any outstanding award expires or is settled in cash, any unissued shares subject to the award are again available for grant under the 2014 Equity and Incentive Plan. Shares tendered in payment of the exercise price of an option and shares withheld by the Company or otherwise received by the Company to satisfy tax withholding obligations are not available for future grant under the 2014 Equity and Incentive Plan. As of December 31, 2017, we had 9.5 million shares available for future awards under the 2014 Equity and Incentive Plan. The 2014 Equity and Incentive Plan provides that no more than 5.0 million underlying shares may be granted to a participant in any one calendar year.
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

	2017	2016	2015
Weighted-average assumptions:
Expected term of stock options	4.3 Years	4.3 Years	4.3 Years
Expected volatility	40%	39%	31%
Risk-free interest rate	1.9%	1.2%	1.5%
Expected dividend yield	3.9%	3.3%	1.9%
Weighted-average grant date fair value	$7.66	$8.97	$13.99
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

CF INDUSTRIES HOLDINGS, INC.

A summary of stock option activity during the year ended December 31, 2017 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	4,905,272	$40.18
Granted	1,790,100	31.00
Exercised	(90,938)	16.48
Forfeited	(104,424)	34.96
Expired	(67,276)	48.15
Outstanding as of December 31, 2017	6,432,734	37.97
Exercisable as of December 31, 2017	3,568,992	40.16
Selected amounts pertaining to stock option exercises are as follows:

	2017	2016	2015
	(in millions)
Cash received from stock option exercises	$1	$—	$8
Actual tax benefit realized from stock option exercises	$1	$—	$2
Pre-tax intrinsic value of stock options exercised	$2	$—	$8
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)	Shares	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1) (in millions)
$ 9.73 - $20.00	502,120	2.2	$15.39	$14	502,120	2.2	$15.39	$14
$20.01 - $62.25	5,930,614	7.2	39.88	36	3,066,872	5.6	44.22	10
	6,432,734	6.8	37.97	$50	3,568,992	5.4	40.16	$24
_______________________________________________________________________________

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $42.54 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Awards, Restricted Stock Units and Performance Share Units
The fair value of a restricted stock award (RSA) or an award of restricted stock units (RSU) is equal to the number of shares subject to the award multiplied by the closing market price of our common stock on the date of grant. We estimated the fair value of each performance share unit (PSU) on the date of grant using a Monte Carlo simulation. RSU and PSU awards are granted to key employees and generally vest three years from the date of grant. The vesting of PSUs is also subject to the attainment of applicable performance goals during the performance period. The RSAs awarded to non-management members of the Board vest the earlier of one year from the date of the grant or the date of the next annual stockholder meeting. During the vesting period, the holders of the RSAs are entitled to dividends and voting rights. During the vesting period, the holders of the RSUs are paid dividend equivalents in cash to the extent we pay cash dividends. PSUs accrue dividend equivalents to the extent we pay cash dividends on our common stock during the performance and vesting period. Upon vesting of the PSUs, holders are paid the accrued dividend equivalents based on the shares of common stock, if any, delivered in settlement of PSUs. Holders of RSUs and PSUs are not entitled to voting rights unless and until the awards have vested.

CF INDUSTRIES HOLDINGS, INC.

A summary of restricted stock activity during the year ended December 31, 2017 is presented below:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2016	41,645	$27.85	158,723	$44.38	106,715	$59.48
Granted	51,258	27.31	159,220	31.20	61,550	45.37
Restrictions lapsed (vested)(1)	(41,645)	27.85	(42,575)	49.55	(25,625)	77.65
Forfeited	—	—	(5,123)	39.98	(2,059)	72.98
Outstanding as of December 31, 2017	51,258	27.31	270,245	35.88	140,581	49.79
_______________________________________________________________________________

(1)
For performance share units, the shares represent the performance share units granted in 2014, for which the three year performance period ended December 31, 2016. Because the applicable performance goals were not met, no common shares were delivered in settlement of these units.

The 2017, 2016 and 2015 weighted-average grant date fair value for RSAs was $27.31, $27.85, and $61.54, for RSUs was $31.20, $36.00, and $61.60, and for PSUs was $45.37, $40.62, and $91.13, respectively.
Selected amounts pertaining to restricted stock awards that vested are as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Actual tax benefit realized from restricted stock vested	$1	$1	$1
Fair value of restricted stock vested	$2	$2	$5
Compensation Cost
Compensation cost is recorded primarily in selling, general and administrative expenses. The following table summarizes stock-based compensation costs and related income tax benefits.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Stock-based compensation expense	$17	$19	$17
Income tax benefit	(6)	(7)	(6)
Stock-based compensation expense, net of income taxes	$11	$12	$11
As of December 31, 2017, pre-tax unrecognized compensation cost was $14 million for stock options, which will be recognized over a weighted-average period of 1.8 years, $6 million for RSAs and RSUs, which will be recognized over a weighted-average period of 1.8 years, and $3 million for PSUs, which will be recognized over a weighted-average period of 1.8 years.
Excess tax benefits realized from the vesting of restricted stock or stock option exercises are recognized as an income tax benefit in our consolidated statements of operations and are required to be reported as an operating cash inflow rather than a reduction of taxes paid. The excess tax benefits in 2017, 2016 and 2015 were $1 million, zero, and $2 million, respectively.

CF INDUSTRIES HOLDINGS, INC.

19.   Contingencies
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
The Court granted in part and denied in part the CF Entities' Motions for Summary Judgment in August 2015. Over one hundred sixty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is expected to be scheduled for later in 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Environmental
Louisiana Environmental Matters
Clean Air Act—Ozone Nonattainment Designation
Our Donaldsonville nitrogen complex is located in a five-parish region near Baton Rouge, Louisiana. On December 15, 2016, the EPA redesignated the Baton Rouge Nonattainment Area as "attainment" with respect to the 2008 8-hour ozone national ambient air quality standard (NAAQS). However, based on 2013-2015 air quality monitoring data, the State of Louisiana recommended that the EPA designate the Baton Rouge area as "non-attainment" pursuant to the updated 2015 8-hour ozone standard. On December 20, 2017, the EPA notified the state of Louisiana that it intends to designate the Baton Rouge area as non-attainment for the 2015 ozone standard. On January 5, 2018, the EPA published notice of a public comment period with respect to the proposed attainment/non-attainment designations of certain air quality regions, including the Baton Rouge area. Designation of the Baton Rouge area as nonattainment with respect to the 2015 ozone standard could result in more stringent air pollution emissions limits for our existing operation and would subject our facilities to more stringent requirements to obtain approvals for plant expansions, or could make it difficult to obtain such approvals.
Florida Environmental Matters
On March 17, 2014, we completed the sale of our phosphate mining and manufacturing business, which was located in Florida, to Mosaic. Pursuant to the terms of the definitive agreement executed in October 2013, Mosaic assumed the following environmental matters and we agreed to indemnify Mosaic with respect to losses arising out of the matters below, subject to a maximum indemnification cap and the other terms of the definitive agreement.

CF INDUSTRIES HOLDINGS, INC.

Clean Air Act Notice of Violation
We received a Notice of Violation (NOV) from the EPA by letter dated June 16, 2010, alleging that we violated the Prevention of Significant Deterioration (PSD) Clean Air Act regulations relating to certain projects undertaken at the former Plant City, Florida facility's sulfuric acid plants. This NOV further alleges that the actions that are the basis for the alleged PSD violations also resulted in violations of Title V air operating permit regulations. Finally, the NOV alleges that we failed to comply with certain compliance dates established by hazardous air pollutant regulations for phosphoric acid manufacturing plants and phosphate fertilizer production plants. We had several meetings with the EPA with respect to this matter prior to our sale of the phosphate mining and manufacturing business in March 2014. We and Mosaic have separately had continued discussions with the EPA subsequent to our sale of the phosphate mining and manufacturing business with respect to this matter. We do not know at this time if this matter will be settled prior to initiation of formal legal action.
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

CF INDUSTRIES HOLDINGS, INC.

20.    Segment Disclosures
Our reportable segments consist of ammonia, granular urea, UAN, AN, and Other. These segments are differentiated by products. Our management uses gross margin to evaluate segment performance and allocate resources. Total other operating costs and expenses (consisting of selling, general and administrative expenses and other operating—net) and non-operating expenses (interest and income taxes) are centrally managed and are not included in the measurement of segment profitability reviewed by management.
Our assets, with the exception of goodwill, are not monitored by or reported to our chief operating decision maker by segment; therefore, we do not present total assets by segment. Goodwill by segment is presented in Note 6—Goodwill and Other Intangible Assets.
Segment data for sales, cost of sales and gross margin for 2017, 2016 and 2015 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)	AN(1)	Other(1)	Consolidated
	(in millions)
Year ended December 31, 2017
Net sales	$1,209	$971	$1,134	$497	$319	$4,130
Cost of sales	1,071	856	1,055	446	272	3,700
Gross margin	$138	$115	$79	$51	$47	430
Total other operating costs and expenses						210
Equity in earnings of operating affiliates						9
Operating earnings						$229
Year ended December 31, 2016
Net sales	$981	$831	$1,196	$411	$266	$3,685
Cost of sales	715	584	920	409	217	2,845
Gross margin	$266	$247	$276	$2	$49	840
Total other operating costs and expenses						561
Equity in losses of operating affiliates						(145)
Operating earnings						$134
Year ended December 31, 2015
Net sales	$1,523	$788	$1,480	$294	$223	$4,308
Cost of sales	884	469	955	291	162	2,761
Gross margin	$639	$319	$525	$3	$61	1,547
Total other operating costs and expenses						319
Equity in losses of operating affiliates						(35)
Operating earnings						$1,193
_______________________________________________________________________________

(1)	The cost of ammonia that is upgraded into other products is transferred at cost into the upgraded product results.

	Ammonia	Granular Urea	UAN	AN	Other	Corporate	Consolidated
	(in millions)
Depreciation and amortization
Year ended December 31, 2017	$183	$246	$265	$85	$57	$47	$883
Year ended December 31, 2016	$96	$112	$247	$93	$46	$84	$678
Year ended December 31, 2015	$95	$51	$192	$66	$35	$41	$480

CF INDUSTRIES HOLDINGS, INC.

Enterprise-wide data by geographic region is as follows:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Sales by geographic region (based on destination of shipments):
United States	$2,851	$2,728	$3,485
Foreign:
Canada	352	349	490
United Kingdom	427	394	153
Other foreign	500	214	180
Total foreign	1,279	957	823
Consolidated	$4,130	$3,685	$4,308

	December 31,
	2017	2016	2015
	(in millions)
Property, plant and equipment—net by geographic region:
United States	$7,921	$8,444	$7,202
Foreign:
Canada	551	523	497
United Kingdom	703	685	840
Total foreign	1,254	1,208	1,337
Consolidated	$9,175	$9,652	$8,539
Our principal customers are cooperatives, independent fertilizer distributors and industrial users. In 2017 and 2016, CHS accounted for approximately 11% and 12% of our consolidated net sales, respectively. See Note 16—Noncontrolling Interests for additional information. None of our other customers accounted for more than ten percent of our consolidated sales in 2015.
21.   Supplemental Cash Flow Information
The following provides additional information relating to cash flow activities:

	Year ended December 31,
	2017	2016	2015
	(in millions)
Cash paid during the year for
Interest—net of interest capitalized	$311	$144	$100
Income taxes—net of refunds	(807)	(110)	435

Supplemental disclosure of noncash investing and financing activities:
Change in capitalized expenditures in accounts payable and accrued expenses	(179)	(263)	258
Change in capitalized expenditures in other liabilities	—	(55)	6
Change in noncontrolling interests in other liabilities	—	8	—
Change in accrued share repurchases	—	—	(29)

CF INDUSTRIES HOLDINGS, INC.

22.   Asset Retirement Obligations
Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of such assets. AROs are initially recognized as incurred when sufficient information exists to estimate fair value. We have AROs at our nitrogen fertilizer manufacturing complexes and at our distribution and storage facilities that are conditional upon cessation of operations. These AROs include certain decommissioning activities as well as the removal and disposal of certain chemicals, waste materials, structures, equipment, vessels, piping and storage tanks. Also included are reclamation of land and the closure of certain effluent ponds. The most recent estimate of the aggregate cost of these AROs expressed in 2017 dollars is $73 million. We have not recorded a liability for these conditional AROs as of December 31, 2017 because we do not believe there is currently a reasonable basis for estimating a date or range of dates of cessation of operations at our nitrogen fertilizer manufacturing facilities or our distribution and storage facilities, which is necessary in order to estimate fair value. In reaching this conclusion, we considered the historical performance of each complex or facility and have taken into account factors such as planned maintenance, asset replacements and upgrades of plant and equipment, which if conducted as in the past, can extend the physical lives of our nitrogen manufacturing facilities and our distribution and storage facilities indefinitely. We also considered the possibility of changes in technology, risk of obsolescence, and availability of raw materials in arriving at our conclusion.
23.   Leases
We have operating leases for certain property and equipment under various noncancelable agreements, the most significant of which are rail car leases and barge tow charters for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments range from approximately one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms generally ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party.
Future minimum payments under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017 are shown below.

Operating Lease Payments
(in millions)
2018	$83
2019	77
2020	57
2021	47
2022	36
Thereafter	76
$376
Total rent expense for cancelable and noncancelable operating leases was $125 million for 2017, $111 million for 2016 and $100 million for 2015.

CF INDUSTRIES HOLDINGS, INC.

24.   Quarterly Data—Unaudited
The following tables present the unaudited quarterly results of operations for the eight quarters ended December 31, 2017. This quarterly information has been prepared on the same basis as the consolidated financial statements and, in the opinion of management, reflects all adjustments necessary for the fair representation of the information for the periods presented. This data should be read in conjunction with the audited consolidated financial statements and related disclosures. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Three months ended,
	March 31	June 30	September 30	December 31	Full Year
	(in millions, except per share amounts)
2017
Net sales	$1,037	$1,124	$870	$1,099	$4,130
Gross margin	106	172	9	143	430
Unrealized (losses) gains on natural gas derivatives(1)	(53)	(18)	7	3	(61)
Net (loss) earnings attributable to common stockholders(2)	(23)	3	(87)	465	358
Net (loss) earnings per share attributable to common stockholders(2)
Basic(3)	(0.10)	0.01	(0.37)	1.99	1.53
Diluted(3)	(0.10)	0.01	(0.37)	1.98	1.53
2016
Net sales	$1,004	$1,134	$680	$867	$3,685
Gross margin	217	527	2	94	840
Unrealized (losses) gains on natural gas derivatives(1)	(21)	211	(21)	91	260
Net earnings (loss) attributable to common stockholders(4)	26	47	(30)	(320)	(277)
Net earnings (loss) per share attributable to common stockholders(4)
Basic(3)	0.11	0.20	(0.13)	(1.38)	(1.19)
Diluted(3)	0.11	0.20	(0.13)	(1.38)	(1.19)
_______________________________________________________________________________

(1)	Amounts represent pre-tax unrealized (losses) gains on natural gas derivatives, which are included in gross margin. See Note 14—Derivative Financial Instruments for additional information.

(2)
For the three months ended December 31, 2017, net earnings attributable to common stockholders includes the Tax Reform impact of $491 million that is included in income tax benefit, and net earnings per share attributable to common stockholders, basic and diluted, include the per share impact of $2.09. See Note 9—Income Taxes for additional information.

(3)	The sum of the four quarters is not necessarily the same as the total for the year.

(4)
For the three months ended September 30, 2016, net loss attributable to common stockholders includes an after-tax loss of $14 million (pre-tax loss of $22 million) resulting from recognizing the value of an embedded derivative liability to reflect our credit evaluation that is included in other operating—net, and net loss per share attributable to common stockholders, basic and diluted, include the per share impact of $0.06. See Note 8—Fair Value Measurements and Note 16—Noncontrolling Interests for additional information.

For the three months ended December 31, 2016, net loss attributable to common stockholders includes an after-tax impairment charge of $134 million on our equity method investment in PLNL that is included in equity in (loss) earnings of operating affiliates, and net loss per share attributable to common stockholders, basic and diluted, include the per share impact of $0.57. See Note 7—Equity Method Investments and Note 8—Fair Value Measurements for additional information.

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
Presented below are condensed consolidating statements of operations and statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the years ended December 31, 2017, 2016 and 2015 and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of December 31, 2017 and 2016. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income (loss) or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
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

CF INDUSTRIES HOLDINGS, INC.

In 2017, CF Holdings and its U.S. domestic subsidiaries entered into a Tax Matters Agreement (the "Agreement") that provides for the allocation of and reimbursement for the payment of U.S. federal and state income tax liabilities among corporations included in the consolidated U.S. federal income tax returns (the "Consolidated Group Members"). The Agreement relates to tax years commencing with the tax year ending December 31, 2010. The financial statements for the year ended December 31, 2017 reflect the impact on the income tax (benefit) provision and intercompany accounts resulting from the allocation of federal income tax liabilities among Consolidated Group Members for tax years through December 31, 2016.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$442	$3,257	$3,380	$(2,949)	$4,130
Cost of sales	—	278	3,386	2,985	(2,949)	3,700
Gross margin	—	164	(129)	395	—	430
Selling, general and administrative expenses	4	(4)	113	79	—	192
Other operating—net	—	2	3	13	—	18
Total other operating costs and expenses	4	(2)	116	92	—	210
Equity in (loss) earnings of operating affiliates	—	(3)	—	12	—	9
Operating (loss) earnings	(4)	163	(245)	315	—	229
Interest expense	—	318	37	5	(45)	315
Interest income	—	(33)	(11)	(13)	45	(12)
Loss on debt extinguishment	—	53	—	—	—	53
Net loss (earnings) of wholly owned subsidiaries	361	1,091	(204)	—	(1,248)	—
Other non-operating—net	—	—	(1)	(1)	—	(2)
(Loss) earnings before income taxes	(365)	(1,266)	(66)	324	1,248	(125)
Income tax (benefit) provision	(723)	(905)	1,037	16	—	(575)
Net earnings (loss)	358	(361)	(1,103)	308	1,248	450
Less: Net earnings attributable to noncontrolling interests	—	—	—	92	—	92
Net earnings (loss) attributable to common stockholders	$358	$(361)	$(1,103)	$216	$1,248	$358

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings (loss)	$358	$(361)	$(1,103)	$308	$1,248	$450
Other comprehensive income	135	135	91	130	(356)	135
Comprehensive income (loss)	493	(226)	(1,012)	438	892	585
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	92	—	92
Comprehensive income (loss) attributable to common stockholders	$493	$(226)	$(1,012)	$346	$892	$493

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$362	$2,932	$2,939	$(2,548)	$3,685
Cost of sales	—	207	2,806	2,380	(2,548)	2,845
Gross margin	—	155	126	559	—	840
Selling, general and administrative expenses	4	9	105	56	—	174
Transaction costs	(46)	—	223	2	—	179
Other operating—net	—	7	30	171	—	208
Total other operating costs and expenses	(42)	16	358	229	—	561
Equity in loss of operating affiliates	—	—	—	(145)	—	(145)
Operating earnings (losses)	42	139	(232)	185	—	134
Interest expense	—	347	85	(155)	(77)	200
Interest income	—	(49)	(8)	(25)	77	(5)
Loss on debt extinguishment	—	167	—	—	—	167
Net loss (earnings) of wholly owned subsidiaries	304	92	(315)	—	(81)	—
Other non-operating—net	—	—	—	(2)	—	(2)
(Loss) earnings before income taxes	(262)	(418)	6	367	81	(226)
Income tax provision (benefit)	15	(114)	18	13	—	(68)
Net (loss) earnings	(277)	(304)	(12)	354	81	(158)
Less: Net earnings attributable to noncontrolling interest	—	—	—	119	—	119
Net (loss) earnings attributable to common stockholders	$(277)	$(304)	$(12)	$235	$81	$(277)

Condensed Consolidating Statement of Comprehensive (Loss) Income

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(277)	$(304)	$(12)	$354	$81	$(158)
Other comprehensive loss	(148)	(148)	(68)	(134)	350	(148)
Comprehensive (loss) income	(425)	(452)	(80)	220	431	(306)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	119	—	119
Comprehensive (loss) income attributable to common stockholders	$(425)	$(452)	$(80)	$101	$431	$(425)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2015
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$462	$4,101	$2,464	$(2,719)	$4,308
Cost of sales	—	361	3,186	1,933	(2,719)	2,761
Gross margin	—	101	915	531	—	1,547
Selling, general and administrative expenses	4	8	120	38	—	170
Transaction costs	46	—	7	4	—	57
Other operating—net	—	(8)	29	71	—	92
Total other operating costs and expenses	50	—	156	113	—	319
Equity in loss of operating affiliates	—	—	—	(35)	—	(35)
Operating (loss) earnings	(50)	101	759	383	—	1,193
Interest expense	—	285	14	(70)	(96)	133
Interest income	—	(69)	(25)	(4)	96	(2)
Net earnings of wholly owned subsidiaries	(731)	(802)	(403)	—	1,936	—
Other non-operating—net	—	—	5	(1)	—	4
Earnings before income taxes and equity in earnings of non-operating affiliates	681	687	1,168	458	(1,936)	1,058
Income tax (benefit) provision	(19)	(44)	385	74	—	396
Equity in earnings of non-operating affiliates—net of taxes	—	—	10	62	—	72
Net earnings	700	731	793	446	(1,936)	734
Less: Net earnings attributable to noncontrolling interest	—	—	—	34	—	34
Net earnings attributable to common stockholders	$700	$731	$793	$412	$(1,936)	$700

Condensed Consolidating Statement of Comprehensive Income

	Year ended December 31, 2015
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$700	$731	$793	$446	$(1,936)	$734
Other comprehensive loss	(90)	(90)	(98)	(96)	284	(90)
Comprehensive income	610	641	695	350	(1,652)	644
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	34	—	34
Comprehensive income attributable to common stockholders	$610	$641	$695	$316	$(1,652)	$610

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$388	$432	$—	$835
Accounts and notes receivable—net	743	1,553	2,670	768	(5,427)	307
Inventories	—	4	104	167	—	275
Prepaid income taxes	—	—	33	—	—	33
Other current assets	—	—	10	5	—	15
Total current assets	743	1,572	3,205	1,372	(5,427)	1,465
Property, plant and equipment—net	—	—	123	9,052	—	9,175
Deferred income taxes	—	8	—	—	(8)	—
Investments in affiliates	4,055	8,411	6,490	108	(18,956)	108
Goodwill	—	—	2,063	308	—	2,371
Other assets	—	85	82	453	(276)	344
Total assets	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,219	$1,314	$2,658	$708	$(5,427)	$472
Income taxes payable	—	—	—	2	—	2
Customer advances	—	—	89	—	—	89
Other current liabilities	—	—	14	3	—	17
Total current liabilities	1,219	1,314	2,761	713	(5,427)	580
Long-term debt	—	4,692	198	78	(276)	4,692
Deferred income taxes	—	—	876	179	(8)	1,047
Other liabilities	—	16	243	201	—	460
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,738	(4,738)	2
Paid-in capital	1,397	1,854	9,505	1,783	(13,142)	1,397
Retained earnings	2,443	2,463	(1,432)	709	(1,740)	2,443
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(263)	(263)	(180)	(221)	664	(263)
Total stockholders' equity	3,579	4,054	7,893	7,009	(18,956)	3,579
Noncontrolling interests	—	—	(8)	3,113	—	3,105
Total equity	3,579	4,054	7,885	10,122	(18,956)	6,684
Total liabilities and equity	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$36	$878	$250	$—	$1,164
Restricted cash	—	—	—	5	—	5
Accounts and notes receivable—net	20	1,259	1,418	495	(2,956)	236
Inventories	—	—	164	175	—	339
Prepaid income taxes	—	—	839	2	—	841
Other current assets	—	—	59	11	—	70
Total current assets	20	1,295	3,358	938	(2,956)	2,655
Property, plant and equipment—net	—	—	131	9,521	—	9,652
Investments in affiliates	3,711	9,370	6,019	139	(19,100)	139
Due from affiliates	571	—	—	—	(571)	—
Goodwill	—	—	2,064	281	—	2,345
Other assets	—	85	101	385	(231)	340
Total assets	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$954	$418	$1,505	$717	$(2,956)	$638
Income taxes payable	—	—	—	1	—	1
Customer advances	—	—	42	—	—	42
Other current liabilities	—	—	5	—	—	5
Total current liabilities	954	418	1,552	718	(2,956)	686
Long-term debt	—	5,903	39	67	(231)	5,778
Deferred income taxes	—	90	1,374	166	—	1,630
Due to affiliates	—	571	—	—	(571)	—
Other liabilities	—	59	270	216	—	545
Equity:
Stockholders' equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,383	(4,383)	2
Paid-in capital	1,380	(13)	9,045	2,246	(11,278)	1,380
Retained earnings	2,365	4,120	(329)	668	(4,459)	2,365
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(398)	(398)	(271)	(351)	1,020	(398)
Total stockholders' equity	3,348	3,709	8,445	6,946	(19,100)	3,348
Noncontrolling interests	—	—	(7)	3,151	—	3,144
Total equity	3,348	3,709	8,438	10,097	(19,100)	6,492
Total liabilities and equity	$4,302	$10,750	$11,673	$11,264	$(22,858)	$15,131

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings (loss)	$358	$(361)	$(1,103)	$308	$1,248	$450
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	13	22	848	—	883
Deferred income taxes	—	—	(599)	(2)	—	(601)
Stock-based compensation expense	17	—	—	—	—	17
Unrealized net loss on natural gas derivatives	—	—	51	10	—	61
Loss on embedded derivative	—	—	4	—	—	4
Gain on sale of equity method investment	—	—	—	(14)	—	(14)
Loss on debt extinguishment	—	53	—	—	—	53
Loss on disposal of property, plant and equipment	—	—	—	3	—	3
Undistributed losses (earnings) of affiliates—net	361	1,091	(204)	3	(1,248)	3
Changes in:
Intercompany accounts receivable/accounts payable—net	(736)	(1,297)	1,527	506	—	—
Accounts receivable—net	—	—	(51)	(6)	—	(57)
Inventories	—	(4)	60	(16)	—	40
Accrued and prepaid income taxes	(1)	(60)	1,217	(347)	—	809
Accounts and notes payable and accrued expenses	—	228	27	(256)	—	(1)
Customer advances	—	—	48	—	—	48
Other—net	—	(5)	(32)	(30)	—	(67)
Net cash (used in) provided by operating activities	(1)	(342)	967	1,007	—	1,631
Investing Activities:
Additions to property, plant and equipment	—	—	(12)	(461)	—	(473)
Proceeds from sale of property, plant and equipment	—	—	—	20	—	20
Proceeds from sale of equity method investment	—	—	—	16	—	16
Distributions received from unconsolidated affiliates	—	—	179	(165)	—	14
Proceeds from sale of auction rate securities	—	9	—	—	—	9
Withdrawals from restricted cash funds	—	—	—	5	—	5
Other—net	—	—	—	1	—	1
Net cash provided by (used in) investing activities	—	9	167	(584)	—	(408)
Financing Activities:
Long-term debt—net	—	(125)	150	(25)	—	—
Payments of long-term borrowings	—	(1,148)	—	—	—	(1,148)
Short-term debt—net	280	1,584	(1,870)	6	—	—
Payment to CHS related to credit provision	—	—	(5)	—	—	(5)
Financing fees	—	(1)	—	—	—	(1)
Dividends paid on common stock	(280)	—	—	(103)	103	(280)
Distributions to noncontrolling interests	—	—	—	(131)	—	(131)
Issuances of common stock under employee stock plans	1	—	—	—	—	1
Dividends to/from affiliates	—	2	101	—	(103)	—
Net cash provided by (used in) financing activities	1	312	(1,624)	(253)	—	(1,564)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12	—	12
(Decrease) increase in cash and cash equivalents	—	(21)	(490)	182	—	(329)
Cash and cash equivalents at beginning of period	—	36	878	250	—	1,164
Cash and cash equivalents at end of period	$—	$15	$388	$432	$—	$835

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(277)	$(304)	$(12)	$354	$81	$(158)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21	55	602	—	678
Deferred income taxes	—	—	740	(1)	—	739
Stock-based compensation expense	18	—	—	1	—	19
Unrealized net gain on natural gas derivatives	—	—	(225)	(35)	—	(260)
Loss on embedded derivative	—	—	23	—	—	23
Impairment of equity method investment in PLNL	—	—	—	134	—	134
Loss on debt extinguishment	—	167	—	—	—	167
Loss on disposal of property, plant and equipment	—	—	2	8	—	10
Undistributed losses (earnings) of affiliates—net	304	92	(315)	9	(81)	9
Changes in:
Intercompany accounts receivable/accounts payable—net	(4)	(10)	308	(294)	—	—
Accounts receivable—net	—	44	(11)	(15)	—	18
Inventories	—	—	(8)	1	—	(7)
Accrued and prepaid income taxes	—	—	(682)	6	—	(676)
Accounts and notes payable and accrued expenses	(8)	(63)	(12)	65	—	(18)
Customer advances	—	—	(120)	—	—	(120)
Other—net	—	(6)	(17)	82	—	59
Net cash provided by (used in) operating activities	33	(59)	(274)	917	—	617
Investing Activities:
Additions to property, plant and equipment	—	—	(25)	(2,186)	—	(2,211)
Proceeds from sale of property, plant and equipment	—	—	4	10	—	14
Withdrawals from restricted cash funds	—	—	—	18	—	18
Investments in unconsolidated affiliates	—	(44)	(649)	—	693	—
Other—net	—	6	—	(4)	—	2
Net cash used in investing activities	—	(38)	(670)	(2,162)	693	(2,177)
Financing Activities:
Long-term debt—net	—	125	—	(125)	—	—
Proceeds from long-term borrowings	—	1,244	—	—	—	1,244
Payments of long-term borrowings	—	(1,170)	—	—	—	(1,170)
Short-term debt—net	106	(40)	(371)	305	—	—
Proceeds from short-term borrowings	—	150	—	—	—	150
Payments on short-term borrowings	—	(150)	—	—	—	(150)
Payment to CHS related to credit provision	—	—	(5)	—	—	(5)
Financing fees	—	(31)	—	—	—	(31)
Dividends paid on common stock	(280)	(140)	(140)	(222)	502	(280)
Issuance of noncontrolling interest in CFN	—	—	—	2,800	—	2,800
Distributions to noncontrolling interest	—	—	—	(119)	—	(119)
Distribution received for CHS strategic venture	—	—	2,000	(2,000)	—	—
Dividends to/from affiliates	140	145	217	—	(502)	—
Other—net	—	—	—	693	(693)	—
Net cash (used in) provided by financing activities	(34)	133	1,701	1,332	(693)	2,439
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1)	—	(1)
(Decrease) increase in cash and cash equivalents	(1)	36	757	86	—	878
Cash and cash equivalents at beginning of period	1	—	121	164	—	286
Cash and cash equivalents at end of period	$—	$36	$878	$250	$—	$1,164

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$700	$731	$793	$446	$(1,936)	$734
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14	19	447	—	480
Deferred income taxes	—	17	75	(14)	—	78
Stock-based compensation expense	16	—	—	1	—	17
Unrealized net loss on natural gas and foreign currency derivatives	—	—	139	24	—	163
Gain on remeasurement of CF Fertilisers UK investment	—	—	—	(94)	—	(94)
Impairment of equity method investment in PLNL	—	—	—	62	—	62
Loss on sale of equity method investments	—	—	—	43	—	43
Loss on disposal of property, plant and equipment	—	—	—	21	—	21
Undistributed earnings of affiliates—net	(732)	(802)	(402)	(3)	1,936	(3)
Due to / from affiliates—net	2	1	(135)	132	—	—
Changes in:
Intercompany accounts receivable/accounts payable—net	(1)	(104)	96	9	—	—
Accounts receivable—net	—	(45)	50	(9)	—	(4)
Inventories	—	—	(38)	(33)	—	(71)
Accrued and prepaid income taxes	2	(11)	(105)	(34)	—	(148)
Accounts and notes payable and accrued expenses	9	61	14	(42)	—	42
Customer advances	—	—	(164)	—	—	(164)
Other—net	—	31	54	(34)	—	51
Net cash (used in) provided by operating activities	(4)	(107)	396	922	—	1,207
Investing Activities:
Additions to property, plant and equipment	—	—	(26)	(2,443)	—	(2,469)
Proceeds from sale of property, plant and equipment	—	—	—	12	—	12
Proceeds from sale of equity method investment	—	—	—	13	—	13
Purchase of CF Fertilisers UK, net of cash acquired	—	—	—	(552)	—	(552)
Withdrawals from restricted cash funds	—	—	—	63	—	63
Other—net	—	(82)	(44)	1	82	(43)
Net cash used in investing activities	—	(82)	(70)	(2,906)	82	(2,976)
Financing Activities:
Proceeds from long-term borrowings	—	1,000	—	—	—	1,000
Short-term debt—net	554	(870)	(1,431)	1,747	—	—
Financing fees	—	(47)	—	—	—	(47)
Dividends paid on common stock	(282)	(282)	(282)	(268)	832	(282)
Dividends to/from affiliates	282	282	268	—	(832)	—
Distributions to noncontrolling interest	—	—	—	(45)	—	(45)
Purchases of treasury stock	(556)	—	—	—	—	(556)
Shares withheld for taxes	(1)	—	—	—	—	(1)
Issuances of common stock under employee stock plans	8	—	—	—	—	8
Other—net	—	—	—	82	(82)	—
Net cash provided by (used in) by financing activities	5	83	(1,445)	1,516	(82)	77
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)
Increase (decrease) in cash and cash equivalents	1	(106)	(1,119)	(487)	—	(1,711)
Cash and cash equivalents at beginning of period	—	106	1,240	651	—	1,997
Cash and cash equivalents at end of period	$1	$—	$121	$164	$—	$286

CF INDUSTRIES HOLDINGS, INC.

26.   Subsequent Event
On February 7, 2018, we announced that TNGP, the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP on April 2, 2018, for a cash purchase price of $84.033 per unit in accordance with the terms of TNCLP’s partnership agreement. The purchase price of $84.033 per unit was determined under the terms of TNCLP’s partnership agreement as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018. The purchase price of all of the 4,612,562 publicly traded common units of TNCLP is approximately $390 million. We intend to fund the purchase with cash on hand. As of the April 2, 2018 purchase date, all rights of the holders of the units will terminate, with the exception of the right to receive payment of the purchase price. Upon completion of the purchase, we will own 100 percent of the general and limited partnership interests of TNCLP, and the common units representing limited partner interests will cease to be publicly traded or listed on the NYSE.

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
(b) Management's Report on Internal Control over Financial Reporting.
Management's Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2017. KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017, which appears on the following page.
(c)    Changes in Internal Control over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CF INDUSTRIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
CF Industries Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CF Industries Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

Chicago, Illinois
February 22, 2018

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
We have adopted a Code of Corporate Conduct that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Corporate Conduct is posted on our Internet website, www.cfindustries.com. We will provide an electronic or paper copy of this document free of charge upon request. We intend to disclose on our Internet website any amendment to any provision of the Code of Corporate Conduct that relates to any element of the definition of "code of ethics" enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
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
Equity Compensation Plan Information as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,316,624	$38.26	9,539,896
Equity compensation plans not approved by security holders	116,110	$21.94	—
Total	6,432,734	$37.97	9,539,896
See Note 18—Stock-Based Compensation for additional information on the 2014 Equity and Incentive Plan.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

(1)	All financial statements:
The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data.
	Report of Independent Registered Public Accounting Firm	70
	Consolidated Statements of Operations	71
	Consolidated Statements of Comprehensive Income (Loss)	72
	Consolidated Balance Sheets	73
	Consolidated Statements of Equity	74
	Consolidated Statements of Cash Flows	75
	Notes to Consolidated Financial Statements	76
Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(2)	Exhibits

A list of exhibits filed with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 139 of this report.

ITEM 16.    FORM 10-K SUMMARY.
None.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of July 21, 2005, by and among CF Industries Holdings, Inc., CF Merger Corp. and CF Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 26, 2005, File No. 333-124949)

2.2
Agreement and Plan of Merger, dated as of March 12, 2010, by and among CF Industries Holdings, Inc., Composite Merger Corporation and Terra Industries Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2010, File No. 001-32597)

2.3
Purchase and Sale Agreement, dated August 2, 2012, between CF Industries Holdings, Inc. and Glencore International plc (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2012, File No. 001-32597)

2.4
Asset Purchase Agreement, dated October 28, 2013, among CF Industries Holdings, Inc., CF Industries, Inc. and The Mosaic Company (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 1, 2013, File No. 001-32597)

2.5
Combination Agreement, dated August 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2015, File No. 001-32597)

2.6
Amendment No. 1 to the Combination Agreement, dated November 6, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC and OCI N.V. (incorporated by reference to Exhibit 2.2 to CF B.V.’s Registration Statement on Form S-4 filed with the SEC on November 6, 2015, File No. 333-207847)

2.7
Second Amendment to the Combination Agreement, dated December 20, 2015, by and among CF Industries Holdings, Inc., Darwin Holdings Limited, Beagle Merger Company LLC, OCI N.V., CF B.V. and Finch Merger Company LLC (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 23, 2015, File No. 001-32597)

2.8
Termination Agreement, dated as of May 22, 2016, by and among CF Industries Holdings, Inc., OCI N.V. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2016, File No. 001-32597)

2.9
Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of December 18, 2015, by and between CF Industries Sales, LLC and CHS Inc. (incorporated by reference to Exhibit 2.1 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 21, 2015, File No. 001-32597)*

3.1
Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 25, 2017, File No. 001-32597)

3.2
Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015 (incorporated by reference to Exhibit 3.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2015, File No. 001-32597)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 25, 2017, File No. 001-32597)

4.2
Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.3
Second Supplemental Indenture, dated as of April 23, 2010, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 7.125% Senior Notes due 2020 (includes form of note) (the "2020 Notes Supplement") (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2010, File No. 001-32597)

4.4
First Supplement, dated as of November 21, 2016, relating to the 2020 Notes Supplement (incorporated by reference to Exhibit 4.7 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION

4.5
Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.6
First Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 3.450% Senior Notes due 2023 (includes form of note) (the "2023 Notes Supplement") (incorporated by reference to Exhibit 4.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.7
First Supplement, dated as of November 21, 2016, relating to the 2023 Notes Supplement (incorporated by reference to Exhibit 4.10 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.8
Second Supplemental Indenture, dated as of May 23, 2013, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 4.950% Senior Notes due 2043 (includes form of note) (the "2043 Notes Supplement") (incorporated by reference to Exhibit 4.3 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2013, File No. 001-32597)

4.9
First Supplement, dated as of November 21, 2016, relating to the 2043 Notes Supplement (incorporated by reference to Exhibit 4.12 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.10
Third Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.150% Senior Notes due 2034 (includes form of note) (the "2034 Notes Supplement") (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

4.11
First Supplement, dated as of November 21, 2016, relating to the 2034 Notes Supplement (incorporated by reference to Exhibit 4.14 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.12
Fourth Supplemental Indenture, dated as of March 11, 2014, among CF Industries, Inc., CF Industries Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.'s 5.375% Senior Notes due 2044 (includes form of note) (the “2044 Notes Supplement”) (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 11, 2014, File No. 001-32597)

4.13
First Supplement, dated as of November 21, 2016, relating to the 2044 Notes Supplement (incorporated by reference to Exhibit 4.16 to CF Industries Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2017, File No. 001-32597)

4.14
Indenture, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 (includes form of note) (incorporated by reference to Exhibit 4.1 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.15
Indenture, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent, relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (includes form of note) (incorporated by reference to Exhibit 4.2 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.16
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the other Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.3 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

4.17
Pledge and Security Agreement, dated as of November 21, 2016, among CF Industries Holdings, Inc., CF Industries, Inc., the Subsidiary Guarantors (as defined therein) party thereto and Wells Fargo Bank, National Association, as collateral agent under the indenture relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026 (incorporated by reference to Exhibit 4.4 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
4.18
First Lien/First Lien Intercreditor Agreement, dated as of November 21, 2016, among Morgan Stanley Senior Funding, Inc., as authorized representative of the Credit Agreement Secured Parties, Wells Fargo Bank, National Association, as collateral agent in connection with CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021 and 4.500% Senior Secured Notes due 2026 and each additional Authorized Representative from time to time party thereto for the Other First-Priority Secured Parties of the Series with respect to which it is acting in such capacity (incorporated by reference to Exhibit 4.5 to CF Industries Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 22, 2016, File No. 001-32597)

10.1
Change in Control Severance Agreement, effective as of April 29, 2005, and amended and restated as of July 24, 2007, by and among CF Industries, Inc., CF Industries Holdings, Inc. and Douglas C. Barnard (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2007, File No. 001-32597)**

10.2
Change in Control Severance Agreement, effective as of September 1, 2009, amended as of October 20, 2010, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Christopher D. Bohn (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

10.3
Change in Control Severance Agreement, effective as of November 21, 2008, by and between CF Industries Holdings, Inc. and Bert A. Frost (incorporated by reference to Exhibit 10.11 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 26, 2009, File No. 001-32597)**

10.4
Change in Control Severance Agreement, effective as of November 19, 2007 and amended and restated as of March 6, 2009, by and between CF Industries Holdings, Inc. and Richard A. Hoker (incorporated by reference to Exhibit (e)(9) to CF Industries Holdings, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on March 23, 2009, File No. 005-80934)**

10.5
Change in Control Severance Agreement, effective as of August 22, 2011, amended as of April 27, 2012, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and Dennis P. Kelleher (incorporated by reference to Exhibit 99.2 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597**

10.6
Change in Control Severance Agreement, effective as of October 9, 2017, by and between CF Industries Holdings, Inc. and Susan L. Menzel (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2017, File No. 001-32597)**

10.7
Change in Control Severance Agreement, effective as of April 24, 2007, amended as of July 24, 2007, and amended further and restated as of February 17, 2014, by and between CF Industries Holdings, Inc. and W. Anthony Will (incorporated by reference to Exhibit 99.1 to CF Industries Holding, Inc.'s Current Report on Form 8-K filed with the SEC on February 20, 2014, File No. 001-32597)**

10.8
Change in Control Severance Agreement, effective as of July 25, 2013, by and between CF Industries Holdings, Inc. and Adam L. Hall (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, File No. 001-32597)**

10.9
Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on December 24, 2015, File No. 001-32597)**

10.10
Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to CF Industries Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on July 20, 2005, File No. 333-124949)**

10.11
CF Industries Holdings, Inc. 2005 Equity and Incentive Plan, amended as of December 13, 2007 (incorporated by reference to Exhibit 10.15 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2008, File No. 001-32597)**

10.12
CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Appendix A to CF Industries Holdings, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2009, File No. 001-32597)**

10.13
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2009 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)**

10.14
CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Appendix C to CF Industries Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2014, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.15
Amendment, dated as of July 21, 2016, to the CF Industries Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)**

10.16
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

10.26
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

10.32	Form of Restricted Stock Unit Award Agreement**

10.33
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32597)**

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT NO.	DESCRIPTION
10.34
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2014, File No. 001-32597)**

10.35
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2015, File No. 001-32597)**

10.36
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015, File No. 001-32597)**

10.37
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to CF Industries Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 25, 2016, File No. 001-32597)**

10.38
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, File No. 001-32597)**

10.39
Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, File No. 001-32597)**

10.40	Form of Performance Restricted Stock Unit Award Agreement **

10.41
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to CF Industries Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2014, File No. 001-32597)**

10.42
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
10.48
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

101
The following financial information from CF Industries Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive (Loss) Income, (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements

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

CF INDUSTRIES HOLDINGS, INC.
Date:	February 22, 2018	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ W. ANTHONY WILL	President and Chief Executive Officer, Director (Principal Executive Officer)	February 22, 2018
W. Anthony Will

/s/ DENNIS P. KELLEHER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Dennis P. Kelleher

/s/ RICHARD A. HOKER	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2018
Richard A. Hoker

/s/ STEPHEN A. FURBACHER	Chairman of the Board	February 22, 2018
Stephen A. Furbacher

/s/ ROBERT C. ARZBAECHER	Director	February 22, 2018
Robert C. Arzbaecher

/s/ WILLIAM DAVISSON	Director	February 22, 2018
William Davisson

/s/ JOHN W. EAVES	Director	February 22, 2018
John W. Eaves

/s/ STEPHEN J. HAGGE	Director	February 22, 2018
Stephen J. Hagge

/s/ JOHN D. JOHNSON	Director	February 22, 2018
John D. Johnson

/s/ ROBERT G. KUHBACH	Director	February 22, 2018
Robert G. Kuhbach

/s/ ANNE P. NOONAN	Director	February 22, 2018
Anne P. Noonan

/s/ EDWARD A. SCHMITT	Director	February 22, 2018
Edward A. Schmitt

/s/ MICHAEL J. TOELLE	Director	February 22, 2018
Michael J. Toelle

/s/ THERESA E. WAGLER	Director	February 22, 2018
Theresa E. Wagler