Form 10-Q
period 2018-03-31
CF Industries Holdings, Inc.
filed 2018-05-03
CIK 1324404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
233,359,653 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at April 30, 2018.

CF INDUSTRIES HOLDINGS, INC.

CF INDUSTRIES HOLDINGS, INC.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in millions, except per share amounts)
Net sales	$957	$1,037
Cost of sales	767	930
Gross margin	190	107
Selling, general and administrative expenses	57	46
Other operating—net	(21)	6
Total other operating costs and expenses	36	52
Equity in earnings of operating affiliates	7	3
Operating earnings	161	58
Interest expense	60	80
Interest income	(3)	(1)
Other non-operating—net	(1)	1
Earnings (loss) before income taxes	105	(22)
Income tax provision (benefit)	17	(13)
Net earnings (loss)	88	(9)
Less: Net earnings attributable to noncontrolling interests	25	14
Net earnings (loss) attributable to common stockholders	$63	$(23)
Net earnings (loss) per share attributable to common stockholders:
Basic	$0.27	$(0.10)
Diluted	$0.27	$(0.10)
Weighted-average common shares outstanding:
Basic	233.9	233.1
Diluted	234.8	233.1
Dividends declared per common share	$0.30	$0.30
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in millions)
Net earnings (loss)	$88	$(9)
Other comprehensive income (loss):
Foreign currency translation adjustment—net of taxes	17	20
Defined benefit plans—net of taxes	(1)	—
	16	20
Comprehensive income	104	11
Less: Comprehensive income attributable to noncontrolling interests	25	14
Comprehensive income (loss) attributable to common stockholders	$79	$(3)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
	(in millions, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$936	$835
Accounts receivable—net	247	307
Inventories	401	275
Prepaid income taxes	55	33
Other current assets	21	15
Total current assets	1,660	1,465
Property, plant and equipment—net	9,031	9,175
Investment in affiliate	100	108
Goodwill	2,381	2,371
Other assets	350	344
Total assets	$13,522	$13,463
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$447	$472
Income taxes payable	10	2
Customer advances	154	89
Other current liabilities	15	17
Total current liabilities	626	580
Long-term debt	4,693	4,692
Deferred income taxes	1,076	1,047
Other liabilities	462	460
Equity:
Stockholders’ equity:
Preferred stock—$0.01 par value, 50,000,000 shares authorized	—	—
Common stock—$0.01 par value, 500,000,000 shares authorized, 2018—233,371,622 shares issued and 2017—233,287,799 shares issued	2	2
Paid-in capital	1,405	1,397
Retained earnings	2,436	2,443
Treasury stock—at cost, 2018—12,704 shares and 2017—710 shares	(1)	—
Accumulated other comprehensive loss	(248)	(263)
Total stockholders’ equity	3,594	3,579
Noncontrolling interests	3,071	3,105
Total equity	6,665	6,684
Total liabilities and equity	$13,522	$13,463
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stockholders
	$0.01 Par Value Common Stock	Treasury Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions, except per share amounts)
Balance as of December 31, 2016	$2	$(1)	$1,380	$2,365	$(398)	$3,348	$3,144	$6,492
Net (loss) earnings	—	—	—	(23)	—	(23)	14	(9)
Other comprehensive income	—	—	—	—	20	20	—	20
Stock-based compensation expense	—	—	4	—	—	4	—	4
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Balance as of March 31, 2017	$2	$(1)	$1,384	$2,272	$(378)	$3,279	$3,104	$6,383

Balance as of December 31, 2017	$2	$—	$1,397	$2,443	$(263)	$3,579	$3,105	$6,684
Adoption of ASU 2016-01	—	—	—	1	(1)	—	—	—
Adoption of ASU 2014-09	—	—	—	(1)	—	(1)	—	(1)
Net earnings	—	—	—	63	—	63	25	88
Other comprehensive income	—	—	—	—	16	16	—	16
Acquisition of treasury stock under employee stock plans	—	(1)	—	—	—	(1)	—	(1)
Issuance of $0.01 par value common stock under employee stock plans	—	—	2	—	—	2	—	2
Stock-based compensation expense	—	—	6	—	—	6	—	6
Cash dividends ($0.30 per share)	—	—	—	(70)	—	(70)	—	(70)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Balance as of March 31, 2018	$2	$(1)	$1,405	$2,436	$(248)	$3,594	$3,071	$6,665

See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in millions)
Operating Activities:
Net earnings (loss)	$88	$(9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	193	205
Deferred income taxes	29	(16)
Stock-based compensation expense	6	4
Unrealized net (gain) loss on natural gas derivatives	(3)	53
Unrealized loss on embedded derivative	—	1
Loss on disposal of property, plant and equipment	—	1
Undistributed earnings of affiliates—net of taxes	(3)	(5)
Changes in:
Accounts receivable—net	61	(9)
Inventories	(97)	(15)
Accrued and prepaid income taxes	(14)	(5)
Accounts payable and accrued expenses	(24)	5
Customer advances	65	142
Other—net	(19)	4
Net cash provided by operating activities	282	356
Investing Activities:
Additions to property, plant and equipment	(68)	(94)
Proceeds from sale of property, plant and equipment	8	8
Distributions received from unconsolidated affiliates	4	—
Other—net	1	—
Net cash used in investing activities	(55)	(86)
Financing Activities:
Financing fees	1	—
Dividends paid on common stock	(70)	(70)
Distributions to noncontrolling interests	(59)	(54)
Issuances of common stock under employee stock plans	2	—
Shares withheld for taxes	(1)	—
Net cash used in financing activities	(127)	(124)
Effect of exchange rate changes on cash and cash equivalents	1	1
Increase in cash, cash equivalents and restricted cash	101	147
Cash, cash equivalents and restricted cash at beginning of period	835	1,169
Cash, cash equivalents and restricted cash at end of period	$936	$1,316
See accompanying Notes to Unaudited Consolidated Financial Statements.

CF INDUSTRIES HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.   Background and Basis of Presentation
We are a leading global fertilizer and chemical company with outstanding operational capabilities and a highly cost advantaged production and distribution platform. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through an unparalleled production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
All references to “CF Holdings,” “the Company,” “we,” “us” and “our” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc.
The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements for the year ended December 31, 2017, in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, these statements reflect all adjustments, consisting only of normal and recurring adjustments, that are necessary for the fair representation of the information for the periods presented. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Operating results for any period presented apply to that period only and are not necessarily indicative of results for any future period.
The accompanying unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related disclosures included in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018. The preparation of the unaudited interim consolidated financial statements requires us to make use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited consolidated financial statements and the reported revenues and expenses for the periods presented. Significant estimates and assumptions are used for, but are not limited to, net realizable value of inventories, environmental remediation liabilities, environmental and litigation contingencies, the cost of customer incentives, useful lives of property and identifiable intangible assets, the assumptions used in the evaluation of potential impairments of property, investments, identifiable intangible assets and goodwill, income tax and valuation reserves, allowances for doubtful accounts receivable, the measurement of the fair values of investments for which markets are not active, assumptions used in the determination of the funded status and annual expense of defined benefit pension and other postretirement benefit plans and the assumptions used in the valuation of stock-based compensation awards granted to employees.
During the first quarter of 2018, we adopted Accounting Standards Update (ASU) No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, we reclassified certain amounts in our consolidated statements of operations for the three months ended March 31, 2017. See Note 2—New Accounting Standards for additional information.
During the first quarter of 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, in our consolidated statements of cash flows for the three months ended March 31, 2017, we have reclassified $1 million of withdrawals from restricted cash funds, previously classified as cash flows provided by investing activities, to be included in the reconciliation of the beginning and ending balances of cash, cash equivalents and restricted cash. See Note 2—New Accounting Standards for additional information.

CF INDUSTRIES HOLDINGS, INC.

2.   New Accounting Standards
Recently Adopted Pronouncements
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments. Additionally, the costs to obtain and fulfill a contract, including assets to be recognized, are to be capitalized and such capitalized costs should be disclosed. In 2016, the Financial Accounting Standards Board (FASB) issued additional ASUs that enhanced the operability of the principal versus agent guidance in ASU No. 2014-09 by clarifying that an entity should consider the nature of each good or service promised to a customer at the individual good or service level, clarified that ASU No. 2014-09 should not be applied to immaterial performance obligations, and enhanced the guidance around the treatment of shipping costs incurred to fulfill performance obligations. Our adoption of this ASU, utilizing the modified retrospective approach on contracts that were not completed as of January 1, 2018, resulted in a reduction to opening retained earnings of $1 million related to the cumulative difference between ASC 605 and ASC 606. See Note 3—Revenue Recognition for additional information.
On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the income statement impact of equity investments held by an entity. The amendments require the unrealized gains or unrealized losses of equity instruments measured at fair value to be recognized in net income. Our adoption of this ASU resulted in an increase to opening retained earnings of $1 million representing the cumulative effect of unrealized gains from equity securities from accumulated other comprehensive income (loss).
On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash - a consensus of the FASB Emerging Issues Task Force, which requires that the statement of cash flows include amounts described as restricted cash and restricted cash equivalents as part of cash and cash equivalents when reconciling the beginning and ending period total amounts. Upon adoption of this ASU, $1 million of withdrawals from restricted cash funds previously reflected as cash provided by investing activities for the three months ended March 31, 2017, and our restricted cash of $5 million and $4 million as of December 31, 2016 and March 31, 2017, respectively, were reclassified to be included within the reconciliation of beginning and ending cash, cash equivalents and restricted cash balances on our consolidated statement of cash flows.
On January 1, 2018, we adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the presentation of net benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Only service cost can be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net benefit cost must be presented separately outside of operating income. Additionally, only service costs may be capitalized on the balance sheet. Our adoption of this ASU was applied retrospectively for the income statement classification requirements and prospectively for the capitalization guidance, which resulted in $1 million of net benefit cost previously recognized in cost of sales to be reclassifed to other non-operating on our consolidated statement of operations for the three months ended March 31, 2017.
On January 1, 2018, we adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Our adoption of this ASU had no impact on our consolidated financial statements.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease accounting requirements in ASC Topic 840, Leases. This ASU will require lessees to recognize the rights and obligations resulting from virtually all leases (other than leases that meet the definition of a short-term lease) on their balance sheets as right-of-use assets with corresponding lease liabilities. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of income and expense recognized and expected to be recognized from existing contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and requires the modified retrospective method of adoption. While we are continuing to evaluate the impact of the adoption of this ASU on our consolidated financial statements, we currently believe the most significant change relates to the recognition of the right-of-use assets and lease liabilities on our

CF INDUSTRIES HOLDINGS, INC.

balance sheet for operating leases for certain property and equipment, including transportation equipment utilized for the distribution of our products.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships in order to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and should be applied to existing hedging relationships as of the date of adoption. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of this ASU is permitted. We do not expect the adoption of this ASU will have a material effect on our consolidated financial statements.
3.   Revenue Recognition
The revenue that we recognize arises from contracts we have with our customers. Our performance obligations under a contract correspond to each shipment of product that we make to our customer under the contract; as a result each contract may have more than one performance obligation based on the number of products ordered, the quantity of product to be shipped and the mode of shipment requested by the customer. Control of our products transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to our product or when the customer assumes risk of loss of our product. The transfer of control generally occurs at a point in time upon loading of our product onto transportation equipment or upon delivery to the customer’s intended destination. Once this occurs, we have satisfied our performance obligation and we recognize revenue.
When we enter into a contract with a customer, we are obligated to provide the product during a mutually agreed upon time period. Depending on the terms of the contract, either we or the customer arranges delivery of the product to the customer’s intended destination. In situations where we have agreed to arrange delivery of the product to the customer’s intended destination and control of the product transfers upon loading of our product onto transportation equipment, we have elected to account for any freight income associated with the delivery of these products as freight revenue, since this activity fulfills our obligation to transfer the product to the customer. For the three months ended March 31, 2018, the total amount of freight recognized as revenue was not material.
Certain of our contracts require us to supply products on a continuous basis to the customer. We recognize revenue on these contracts based on the quantity of products transferred to the customer during the period. For the three months ended March 31, 2018, the amount of revenue for these types of transactions was $25 million.
From time to time, we will enter into the marketplace to purchase the needed product in order to meet our customer contracts. When we purchase product to meet customer contracts, we are the principal in the transaction and recognize revenue on a gross basis. As discussed in Note 8—Equity Method Investments, we have transactions in the normal course of business with Point Lisas Nitrogen Limited (PLNL), reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. For the three months ended March 31, 2018, other than products purchased from PLNL, we did not purchase any products in the marketplace in order to meet our customer contracts.
Transaction Price
We agree with our customers on the selling price of each transaction. This transaction price is generally based on the product, market conditions, including supply and demand balances, freight arrangements including where control transfers, and customer incentives. In our contracts with customers, we allocate the entire transaction price to the sale of product to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Returns of our product by our customers are permitted only when the product is not to specification, and were not material for the three months ended March 31, 2018. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.
We offer cash incentives to certain customers based on the volume of their purchases over a certain period. These incentives do not provide an option to the customer for additional product. Customer incentives are reported as a reduction in net sales. Accrual of these incentives involves the use of estimates, including how much product the customer will purchase and

CF INDUSTRIES HOLDINGS, INC.

whether the customer will achieve a certain level of purchases within the incentive period. The balances of customer incentives accrued at March 31, 2018, and December 31, 2017 were not material.
If we continued to apply legacy revenue recognition guidance for the first three months of 2018, our revenues, gross margin, and net income attributable to common shareholders would not have been materially different. See Note 2—New Accounting Standards for the impact of our adoption of ASU No. 2014-09.
Revenue Disaggregation
We track our revenue by product and by geography. See Note 17—Segment Disclosures for our revenue by reportable segment, which are ammonia, granular urea, UAN, AN, and Other.
The following table summarizes our revenue by product and by geography (based on destination of our shipment) for the three months ended March 31, 2018:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Three months ended March 31, 2018
North America	$168	$264	$246	$45	$59	$782
Europe and other	44	—	37	55	39	175
Total revenue	$212	$264	$283	$100	$98	$957
Accounts Receivable and Customer Advances
Our customers purchase our products through sales on credit or forward sales. Products sold to our customers on credit are recorded as accounts receivable when the customer obtains control of the product. Customers that purchase our products on credit are required to pay in accordance with our customary payment terms, which are generally less than 30 days. For the three months ended March 31, 2018, the amount of customer bad debt expense recognized was immaterial.
For forward sales, the customer prepays a portion of the value of the sales contract prior to obtaining control of the product. These prepayments, when received, are recorded as customer advances and are recognized as revenue when the customer obtains control of the product. Forward sales are customarily offered for periods of less than one year in advance of when the customer obtains control of the product.
As of March 31, 2018 and December 31, 2017, we had $154 million and $89 million, respectively, in customer advances on our consolidated balance sheets. The increase in the balance of customer advances was primarily caused by customers purchasing fertilizer for future delivery in anticipation of the spring application season and improvement in the current conditions of the fertilizer market. During the three months ended March 31, 2018, we recognized approximately $65 million of revenue related to customer advances that were on our consolidated balance sheet as of December 31, 2017. We expect that all of our customer advances that were recorded as of December 31, 2017, will be recognized as revenue during 2018.

CF INDUSTRIES HOLDINGS, INC.

We have certain customer contracts with performance obligations that extend beyond one year and if the customer does not take the required amount of product specified in the contract, then the customer is required to make a payment to us, which may vary based upon the terms and conditions of the applicable contract. As of March 31, 2018, the minimum product tonnage to be sold under such contracts with original contract durations of more than one year are as follows:

	Ammonia	Granular Urea	UAN	AN(1)	Other	Total
	(tons in thousands)(2)
Remainder of 2018	443	26	—	398	52	919
2019	594	29	—	—	70	693
2020	577	—	—	—	70	647
2021	577	—	—	—	70	647
2022	577	—	—	—	70	647
2019 - 2021(1)	—	—	—	1,122	—	1,122
Total	2,768	55	—	1,520	332	4,675
_____________________________________________________________________________

(1)
The AN contracts in the table above have minimum purchase requirements for the current year and over a contractually specified period. As of March 31, 2018, since the annual minimum purchase requirements have not been set past the current year, the table indicates the remaining amount for the current year and a total remaining amount for the contractually specified 2019 - 2021 period.

(2)	CF has contracts with customers that contain minimum purchase requirements that have original contract durations of one year or less in length that are not included in the above table.
The amount of revenue recognized on these obligations at the time control transfers to our customer will be based on the agreed upon price with our customer that is specified in the customer contract. Other than in the table above, any performance obligations with our customers that were unfulfilled or partially filled at December 31, 2017 will be satisfied in 2018.
All of our contracts require that the period between the payment for goods and the transfer of those goods to the customer occur within normal contractual terms that do not exceed one year; therefore, we have not adjusted the transaction price of any of our contracts to recognize a significant financing component. We have also expensed any incremental costs associated with obtaining a contract that has a duration of less than one year, and there were no costs capitalized during the three months ending March 31, 2018.
4.   Net Earnings (Loss) Per Share
Net earnings (loss) per share were computed as follows:

	Three months ended March 31,
	2018	2017
	(in millions, except per share amounts)
Net earnings (loss) attributable to common stockholders	$63	$(23)
Basic earnings per common share:
Weighted-average common shares outstanding	233.9	233.1
Net earnings (loss) attributable to common stockholders	$0.27	$(0.10)
Diluted earnings per common share:
Weighted-average common shares outstanding	233.9	233.1
Dilutive common shares—stock options	0.9	—
Diluted weighted-average shares outstanding	234.8	233.1
Net earnings (loss) attributable to common stockholders	$0.27	$(0.10)
In the computation of diluted earnings per common share, potentially dilutive stock options are excluded if the effect of their inclusion is anti-dilutive. Shares for anti-dilutive stock options not included in the computation of diluted earnings per common share were 2.0 million and 6.6 million for the three months ended March 31, 2018 and 2017, respectively.

CF INDUSTRIES HOLDINGS, INC.

5.   Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Finished goods	$363	$233
Raw materials, spare parts and supplies	38	42
Total inventories	$401	$275
6.   Property, Plant and Equipment—Net
Property, plant and equipment—net consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Land	$71	$71
Machinery and equipment	12,139	12,070
Buildings and improvements	885	882
Construction in progress	202	223
Property, plant and equipment(1)	13,297	13,246
Less: Accumulated depreciation and amortization	4,266	4,071
Property, plant and equipment—net	$9,031	$9,175
_______________________________________________________________________________

(1)
As of March 31, 2018 and December 31, 2017, we had property, plant and equipment that was accrued but unpaid of approximately $42 million and $46 million, respectively. As of March 31, 2017 and December 31, 2016, we had property, plant and equipment that was accrued but unpaid of $231 million and $225 million, respectively.

Depreciation and amortization related to property, plant and equipment was $185 million and $197 million for the three months ended March 31, 2018 and 2017, respectively.
Plant turnarounds—Scheduled inspections, replacements and overhauls of plant machinery and equipment at our continuous process manufacturing facilities during a full plant shutdown are referred to as plant turnarounds. The expenditures related to turnarounds are capitalized in property, plant and equipment when incurred. The following is a summary of capitalized plant turnaround costs:

	Three months ended March 31,
	2018	2017
	(in millions)
Net capitalized turnaround costs:
Beginning balance	$208	$206
Additions	20	59
Depreciation	(28)	(30)
Effect of exchange rate changes	1	1
Ending balance	$201	$236
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

CF INDUSTRIES HOLDINGS, INC.

7.  Goodwill and Other Intangible Assets
The following table shows the carrying amount of goodwill by reportable segment as of March 31, 2018 and December 31, 2017:

	Ammonia	Granular Urea	UAN	AN	Other	Total
	(in millions)
Balance as of December 31, 2017	$587	$829	$576	$306	$73	$2,371
Effect of exchange rate changes	1	(1)	—	9	1	10
Balance as of March 31, 2018	$588	$828	$576	$315	$74	$2,381
All of our identifiable intangible assets have definite lives and are presented in other assets on our consolidated balance sheets at gross carrying amount, net of accumulated amortization, as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
Intangible assets:
Customer relationships	$135	$(33)	$102	$132	$(31)	$101
TerraCair brand	10	(10)	—	10	(10)	—
Trade names	33	(4)	29	32	(4)	28
Total intangible assets	$178	$(47)	$131	$174	$(45)	$129
Amortization expense of our identifiable intangible assets for each of the three-month periods ended March 31, 2018 and 2017 was $2 million. Our intangible assets are being amortized over a weighted-average life of approximately 20 years. Total estimated amortization expense for the remainder of 2018 and each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense
(in millions)
Remainder of 2018	$8
2019	9
2020	9
2021	9
2022	9
2023	9
8.  Equity Method Investments
We have a 50% ownership interest in PLNL, which operates an ammonia production facility in the Republic of Trinidad and Tobago. We include our share of the net earnings from this equity method investment as an element of earnings from operations because PLNL provides additional production to our operations and is integrated with our other supply chain and sales activities in the ammonia segment.
As of March 31, 2018, the total carrying value of our equity method investment in PLNL of $100 million was $51 million more than our share of PLNL’s book value. The excess is attributable to the purchase accounting impact of our acquisition of the investment in PLNL and reflects the revaluation of property, plant and equipment. The increased basis for property, plant and equipment is being amortized over a remaining period of approximately 15 years. Our equity in earnings of PLNL is different from our ownership interest in income reported by PLNL due to amortization of this basis difference.
We have transactions in the normal course of business with PLNL reflecting our obligation to purchase 50% of the ammonia produced by PLNL at current market prices. Our ammonia purchases from PLNL totaled $29 million and $20 million for the three months ended March 31, 2018 and 2017, respectively.

CF INDUSTRIES HOLDINGS, INC.

9.  Fair Value Measurements
Our cash and cash equivalents and other investments consist of the following:

	March 31, 2018
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$472	$—	$—	$472
Cash equivalents:
U.S. and Canadian government obligations	462	—	—	462
Other debt securities	2	—	—	2
Total cash and cash equivalents	$936	$—	$—	$936
Nonqualified employee benefit trusts	17	2	—	19

	December 31, 2017
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in millions)
Cash	$120	$—	$—	$120
Cash equivalents:
U.S. and Canadian government obligations	710	—	—	710
Other debt securities	5	—	—	5
Total cash and cash equivalents	$835	$—	$—	$835
Nonqualified employee benefit trusts	17	2	—	19
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities included in our consolidated balance sheets as of March 31, 2018 and December 31, 2017 that are recognized at fair value on a recurring basis, and indicate the fair value hierarchy utilized to determine such fair value:

	March 31, 2018
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$464	$464	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative liabilities	(9)	—	(9)	—
Embedded derivative liability	(25)	—	(25)	—

CF INDUSTRIES HOLDINGS, INC.

	December 31, 2017
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash equivalents	$715	$715	$—	$—
Nonqualified employee benefit trusts	19	19	—	—
Derivative assets	1	—	1	—
Derivative liabilities	(12)	—	(12)	—
Embedded derivative liability	(25)	—	(25)	—
Cash Equivalents
As of March 31, 2018 and December 31, 2017, our cash equivalents consisted primarily of U.S. and Canadian government obligations and money market mutual funds that invest in U.S. government obligations and other investment-grade securities.
Nonqualified Employee Benefit Trusts
We maintain trusts associated with certain nonqualified supplemental pension plans. The fair values of the trust assets are based on daily quoted prices in an active market, which represent the net asset values of the shares held in the trusts, and are included on our consolidated balance sheets in other assets. Debt securities are accounted for as available-for sale securities. In the first quarter of 2018, as a result of our adoption of ASU 2016-01, changes in the fair value of equity securities in the trust assets are recognized through earnings. See Note 2—New Accounting Standards for additional information.
Derivative Instruments
The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the over-the-counter (OTC) markets with multinational commercial banks, other major financial institutions or large energy companies. The natural gas derivative contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. The natural gas derivative contracts settle using primarily NYMEX futures prices. To determine the fair value of these instruments, we use quoted market prices from NYMEX and standard pricing models with inputs derived from or corroborated by observable market data such as forward curves supplied by an industry-recognized independent third party. See Note 13—Derivative Financial Instruments for additional information.
Embedded Derivative Liability
Under the terms of our strategic venture with CHS Inc. (CHS), if our credit rating as determined by two of three specified credit rating agencies is below certain levels, we are required to make a non-refundable yearly payment of $5 million to CHS. Since our credit ratings were below certain levels in 2016 and 2017, we made a payment of $5 million to CHS in each year. These payments will continue on a yearly basis until the earlier of the date that our credit rating is upgraded to or above certain levels by two of the three specified credit rating agencies or February 1, 2026. This obligation is recognized on our consolidated balance sheets as an embedded derivative. As of March 31, 2018 and December 31, 2017, the embedded derivative liability of $25 million is included in other current liabilities and other liabilities on our consolidated balance sheets. The inputs into the fair value measurement include the probability of future upgrades and downgrades of our credit rating based on historical credit rating movements of other public companies and the discount rates to be applied to potential annual payments based on applicable credit spreads of other public companies at different credit rating levels. Based on these inputs, our fair value measurement is classified as Level 2. For the three months ended March 31, 2017, we recognized a charge of $1 million related to the embedded derivative, which is included in other operating—net in our consolidated statement of operations.
See Note 14—Noncontrolling Interests for additional information regarding our strategic venture with CHS.

CF INDUSTRIES HOLDINGS, INC.

Financial Instruments
The carrying amount and estimated fair value of our financial instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Long-term debt	$4,693	$4,579	$4,692	$4,800
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We also have assets and liabilities that may be measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment, allocation of purchase price in an acquisition or when a new liability is being established that requires fair value measurement. These include long-lived assets, goodwill and other intangible assets and investments in unconsolidated subsidiaries, such as equity method investments, which may be written down to fair value as a result of impairment. The fair value measurements related to each of these rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets. Since certain of the Company’s assumptions would involve inputs that are not observable, these fair values would reside within Level 3 of the fair value hierarchy.
10.   Income Taxes
For the three months ended March 31, 2018, we recorded an income tax provision of $17 million on pre-tax income of $105 million, or an effective tax rate of 15.8%, compared to an income tax benefit of $13 million on a pre-tax loss of $22 million, or an effective tax rate of 59.2%, for the three months ended March 31, 2017.
Our effective tax rate in the first quarter of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the first quarter of 2017.
Our effective tax rate in both periods is impacted by earnings attributable to noncontrolling interests in CF Industries Nitrogen, LLC (CFN) and Terra Nitrogen Company, L.P. (TNCLP), as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $25 million and $14 million, respectively, would be 20.8% and 35.9%, respectively. See Note 14—Noncontrolling Interests for additional information.
During the fourth quarter of 2017, we recorded the impact of the Tax Cuts and Jobs Act that was enacted on December 22, 2017, including a provisional amount for the impact of the transition tax liability based on amounts reasonably estimable. We have not recorded measurement period adjustments to this provisional amount in the three months ended March 31, 2018.
During the third quarter of 2016, one of our Canadian subsidiaries received a Notice of Reassessment from the Canada Revenue Agency (CRA) for tax years 2006 through 2009 asserting a disallowance of certain patronage allocations. The tax assessment of CAD $174 million (or approximately $135 million), including provincial taxes but excluding any interest or penalties, is the result of an audit that was initiated by the CRA in January 2010 and involves the sole issue of whether certain patronage allocations meet the requirements for deductibility under the Income Tax Act of Canada. The reassessment has been appealed and a letter of credit in the amount of CAD $87 million (or approximately $67 million) has been posted. We believe that it is more likely than not that the patronage allocation deduction will ultimately be sustained. In the event that we do not prevail in the appeal, we should be entitled to a U.S. foreign tax credit against any incremental Canadian tax paid. This issue is currently under review by the competent authorities of Canada and the United States.

CF INDUSTRIES HOLDINGS, INC.

11.   Interest Expense
Details of interest expense are as follows:

	Three months ended March 31,
	2018	2017
	(in millions)
Interest on borrowings(1)	$57	$76
Fees on financing agreements(1)	3	4
Interest on tax liabilities	1	1
Interest capitalized	(1)	(1)
Total interest expense	$60	$80
_______________________________________________________________________________

(1)	See Note 12—Financing Agreements for additional information.

12.  Financing Agreements
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement) providing for a revolving credit facility of up to $750 million with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries, the borrower under the Revolving Credit Agreement, may also designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof or the District of Columbia.
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
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS) and CF USA Holdings, LLC (CF USA).
As of March 31, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2018 or December 31, 2017, or during the three months ended March 31, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of March 31, 2018, approximately $120 million of letters of credit were outstanding under this agreement.

CF INDUSTRIES HOLDINGS, INC.

Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	March 31, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$496	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	493
4.500% due December 2026	4.759%	750	736	750	736
Total long-term debt		$4,750	$4,693	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both March 31, 2018 and December 31, 2017, and total deferred debt issuance costs were $45 million and $46 million as of March 31, 2018 and December 31, 2017, respectively.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing the senior notes due 2020, 2023, 2034, 2043 and 2044 identified in the table above (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings and CF Holdings’ wholly owned subsidiaries CFE, CFS and CF USA. CFE, CFS and CF USA became subsidiary guarantors of the Public Senior Notes as a result of their becoming guarantors under the Revolving Credit Agreement.
Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). The subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes.
Interest on the Senior Secured Notes is payable semiannually on December 1 and June 1 beginning on June 1, 2017, and the Senior Secured Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.

CF INDUSTRIES HOLDINGS, INC.

13.   Derivative Financial Instruments
We use derivative financial instruments primarily to reduce our exposure to changes in commodity prices.
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices primarily through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options traded in the OTC markets. These natural gas derivatives settle using primarily a NYMEX futures price index, which represents the basis for fair value at any given time. We enter into natural gas derivative contracts with respect to natural gas to be consumed by us in the future, and settlements of those derivative contracts are scheduled to coincide with our anticipated purchases of natural gas used to manufacture nitrogen products during those future periods. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. As a result, changes in fair value of these contracts are recognized in earnings. As of March 31, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.
As of March 31, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 27.7 million MMBtus (millions of British thermal units) and 35.9 million MMBtus, respectively. For the three months ended March 31, 2018, we used natural gas NYMEX fixed price swaps to cover approximately 9% of our natural gas consumption.
The effect of derivatives in our consolidated statements of operations is shown in the table below.

	Gain (loss) recognized in income
		Three months ended March 31,
	Location	2018	2017
		(in millions)
Natural gas derivatives
Unrealized net gains (losses) recognized in income	Cost of sales	$3	$(53)
Realized net (losses) gains	Cost of sales	(1)	1
Net derivative gains (losses)		$2	$(52)
The fair values of derivatives on our consolidated balance sheets are shown below. As of March 31, 2018 and December 31, 2017, none of our derivative instruments were designated as hedging instruments. See Note 9—Fair Value Measurements for additional information on derivative fair values.

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
		(in millions)			(in millions)
Natural gas derivatives	Other current assets	$—	$1	Other current liabilities	$(9)	$(12)
Total derivatives		$—	$1		$(9)	$(12)

CF INDUSTRIES HOLDINGS, INC.

Most of our International Swaps and Derivatives Association (ISDA) agreements contain credit-risk-related contingent features such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives. As of March 31, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $9 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
The following table presents amounts relevant to offsetting of our derivative assets and liabilities as of March 31, 2018 and December 31, 2017:

	Amounts presented in consolidated balance sheets(1)	Gross amounts not offset in consolidated balance sheets
		Financial instruments	Cash collateral received (pledged)	Net amount
	(in millions)
March 31, 2018
Total derivative assets	$—	$—	$—	$—
Total derivative liabilities	(9)	—	—	(9)
Net derivative liabilities	$(9)	$—	$—	$(9)
December 31, 2017
Total derivative assets	$1	$1	$—	$—
Total derivative liabilities	(12)	(1)	—	(11)
Net derivative liabilities	$(11)	$—	$—	$(11)
_______________________________________________________________________________

(1)
We report the fair values of our derivative assets and liabilities on a gross basis on our consolidated balance sheets. As a result, the gross amounts recognized and net amounts presented in the table above are the same.

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

	Three months ended March 31,
	2018			2017
	CFN	TNCLP	Total	CFN	TNCLP	Total
	(in millions)
Noncontrolling interests:
Beginning balance	$2,772	$333	$3,105	$2,806	$338	$3,144
Earnings attributable to noncontrolling interests	17	8	25	8	6	14
Declaration of distributions payable	(49)	(10)	(59)	(48)	(6)	(54)
Ending balance	$2,740	$331	$3,071	$2,766	$338	$3,104
Distributions payable to noncontrolling interests:
Beginning balance	$—	$—	$—	$—	$—	$—
Declaration of distributions payable	49	10	59	48	6	54
Distributions to noncontrolling interests	(49)	(10)	(59)	(48)	(6)	(54)
Ending balance	$—	$—	$—	$—	$—	$—
CF Industries Nitrogen, LLC (CFN)
We commenced a strategic venture with CHS on February 1, 2016, at which time CHS purchased a minority equity interest in CFN, a subsidiary of CF Holdings, for $2.8 billion, which represented approximately 11% of the membership interest of CFN. We own the remaining membership interest. Under the terms of CFN’s limited liability company agreement, each member’s interest will reflect, over time, the impact of the profitability of CFN and any member contributions made to, and distributions received from, CFN. For financial reporting purposes, the assets, liabilities and earnings of the strategic venture are consolidated into our financial statements. CHS’ interest in the strategic venture is recorded in noncontrolling interests in our consolidated financial statements. On February 1, 2016, CHS also began receiving deliveries pursuant to a supply agreement under which CHS has the right to purchase annually from CFN up to approximately 1.1 million tons of granular urea and 580,000 tons of UAN at market prices. As a result of its minority equity interest in CFN, CHS is entitled to semi-annual cash distributions from CFN. We are also entitiled to semi-annual cash distributions from CFN. The amounts of distributions from CFN to us and CHS are based generally on the profitability of CFN and determined based on the volume of granular urea and UAN sold by CFN to us and CHS pursuant to supply agreements, less a formula driven amount based primarily on the cost of natural gas used to produce the granular urea and UAN, and adjusted for the allocation of items such as operational efficiencies and overhead amounts. Additionally, under the terms of the strategic venture, we recognized an embedded derivative related to our credit rating. See Note 9—Fair Value Measurements for additional information.
Terra Nitrogen Company, L.P. (TNCLP)
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), Terra Nitrogen GP Inc. (TNGP), the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the Public Units). TNGP completed its purchase of the Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP. See Note 19—Subsequent Event for additional information.

CF INDUSTRIES HOLDINGS, INC.

As of March 31, 2018, TNCLP was a master limited partnership (MLP) that owned a nitrogen fertilizer manufacturing facility in Verdigris, Oklahoma. As of March 31, 2018, we owned approximately 75.3% of TNCLP through general and limited partnership interests and outside investors owned the remaining approximately 24.7% of the limited partnership. For financial reporting purposes, the assets, liabilities and earnings of the partnership have been consolidated into our financial statements. The outside investors’ limited partnership interests in the partnership have been recorded in noncontrolling interests in our consolidated financial statements. The noncontrolling interest represents the noncontrolling unitholders’ interest (prior to the Purchase) in the earnings and equity of TNCLP. Affiliates of CF Industries were required to purchase all of TNCLP’s fertilizer products at market prices as defined in the Amendment to the General and Administrative Services and Product Offtake Agreement, dated September 28, 2010.
Prior to April 2, 2018, TNCLP made cash distributions to the general and limited partners based on formulas defined within the TNCLP Agreement of Limited Partnership. Cash available for distribution (Available Cash) was defined in the TNCLP Agreement of Limited Partnership generally as all cash receipts less all cash disbursements, less certain reserves (including reserves for future operating and capital needs) established as the general partner determined in its reasonable discretion to be necessary or appropriate. Changes in working capital affected Available Cash, as increases in the amount of cash invested in working capital items (such as increases in receivables or inventory and decreases in accounts payable) reduced Available Cash, while declines in the amount of cash invested in working capital items increased Available Cash. Cash distributions to the limited partners and general partner varied depending on the extent to which the cumulative distributions exceeded certain target threshold levels set forth in the TNCLP Agreement of Limited Partnership.
In the first quarter of 2017, the minimum quarterly distributions under the TNCLP Agreement of Limited Partnership were satisfied, which entitled TNGP to receive incentive distributions on its general partner interests (in addition to minimum quarterly distributions). TNGP assigned its right to receive such incentive distributions to an affiliate of TNGP that was also an indirect wholly owned subsidiary of CF Holdings. The earnings attributed to our general partner interest in excess of the threshold levels for the three months ended March 31, 2017 was $3 million.
15.   Accumulated Other Comprehensive Income (Loss)
Changes to accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Derivatives	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of December 31, 2016	$(272)	$1	$5	$(132)	$(398)
Effect of exchange rate changes and deferred taxes	20	—	—	—	20
Balance as of March 31, 2017	$(252)	$1	$5	$(132)	$(378)

Balance as of December 31, 2017	$(145)	$1	$4	$(123)	$(263)
Adoption of ASU 2016-01(1)	—	(1)	—	—	(1)
Reclassification to earnings	—	—	—	1	1
Effect of exchange rate changes and deferred taxes	17	—	—	(2)	15
Balance as of March 31, 2018	$(128)	$—	$4	$(124)	$(248)
____________________________________________________________________________

(1)	See Note 2—New Accounting Standards for additional information.

CF INDUSTRIES HOLDINGS, INC.

Reclassifications out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017
	(in millions)
Defined Benefit Plans
Amortization of net loss(1)	$1	$—
Total before tax	1	—
Tax effect	—	—
Net of tax	$1	$—
Total reclassifications for the period	$1	$—
_______________________________________________________________________________

(1)	This component is included in the computation of net periodic benefit cost and was reclassified from accumulated other comprehensive income (loss) into other non-operating costs.

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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over one hundred sixty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is scheduled for July 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

CF INDUSTRIES HOLDINGS, INC.

Environmental
Louisiana Environmental Matters
Clean Air Act—Ozone Attainment Designation
Our Donaldsonville nitrogen complex is located in a five-parish region near Baton Rouge, Louisiana. On December 15, 2016, the EPA redesignated the Baton Rouge Nonattainment Area as “attainment” with respect to the 2008 8-hour ozone national ambient air quality standard (NAAQS). However, based on 2013-2015 air quality monitoring data, the State of Louisiana recommended that the EPA designate the Baton Rouge area as “non-attainment” pursuant to the updated 2015 8-hour ozone standard. On December 20, 2017, the EPA notified the state of Louisiana that it intends to designate the Baton Rouge area as non-attainment for the 2015 ozone standard. On January 5, 2018, the EPA published notice of a public comment period with respect to the proposed attainment/non-attainment designations of certain air quality regions, including the Baton Rouge area. The EPA subsequently determined, based on certified air emissions data for calendar year 2017, that the air quality monitors for the Baton Rouge area are attaining the 2015 standard. As a result, on April 30, 2018, the EPA Administrator signed a notice designating the Baton Rouge area as “attainment/unclassifiable” with respect to the 2015 ozone standard. Designation of the Baton Rouge area as nonattainment with respect to the 2015 ozone standard could have resulted in more stringent air pollution emissions limits for our existing operation and would have subjected our facilities to more stringent requirements to obtain approvals for plant expansions, or made it more difficult to obtain such approvals.
Other
CERCLA/Remediation Matters
From time to time, we receive notices from governmental agencies or third parties alleging that we are a potentially responsible party at certain cleanup sites under CERCLA or other environmental cleanup laws. In 2011, we received a notice from the Idaho Department of Environmental Quality (IDEQ) that alleged that we were a potentially responsible party for the cleanup of a former phosphate mine site we owned in the late 1950s and early 1960s located in Georgetown Canyon, Idaho. The current owner of the property and a former mining contractor received similar notices for the site. In 2014, we and the current property owner entered into a Consent Order with IDEQ and the U.S. Forest Service to conduct a remedial investigation and feasibility study of the site. In 2015, we and several other parties received a notice that the U.S. Department of the Interior and other trustees intend to undertake a natural resource damage assessment for 17 former phosphate mines in southeast Idaho, one of which is the former Georgetown Canyon mine. We are not able to estimate at this time our potential liability, if any, with respect to the cleanup of the site or a possible claim for natural resource damages. However, based on currently available information, we do not expect the remedial or financial obligations to which we may be subject involving this or other cleanup sites will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
Segment data for sales, cost of sales and gross margin for the three months ended March 31, 2018 and 2017 are presented in the tables below.

	Ammonia	Granular Urea(1)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions)
Three months ended March 31, 2018
Net sales	$212	$264	$283	$100	$98	$957
Cost of sales	188	189	230	74	86	767
Gross margin	$24	$75	$53	$26	$12	190
Total other operating costs and expenses						36
Equity in earnings of operating affiliates						7
Operating earnings						$161
Three months ended March 31, 2017
Net sales	$282	$238	$317	$125	$75	$1,037
Cost of sales	265	213	281	106	65	930
Gross margin	$17	$25	$36	$19	$10	107
Total other operating costs and expenses						52
Equity in earnings of operating affiliates						3
Operating earnings						$58
_______________________________________________________________________________

(1)	The cost of the products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)
As a result of our adoption of ASU No. 2017-07 on January 1, 2018, cost of sales and gross margin were updated for the three months ended March 31, 2017. See Note 2—New Accounting Standards for additional information.

CF INDUSTRIES HOLDINGS, INC.

18.   Condensed Consolidating Financial Statements
The following condensed consolidating financial information is presented in accordance with SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered, and relates to (i) the senior notes due 2020, 2023, 2034, 2043 and 2044 (described in Note 12—Financing Agreements and referred to in this report as the Public Senior Notes) issued by CF Industries, Inc. (CF Industries), a 100% owned subsidiary of CF Industries Holdings, Inc. (Parent), and guarantees of the Public Senior Notes by Parent and by CFE, CFS and CF USA (the Subsidiary Guarantors), which are 100% owned subsidiaries of Parent, and (ii) debt securities of CF Industries (Other Debt Securities), and guarantees thereof by Parent and the Subsidiary Guarantors, that may be offered and sold from time to time under registration statements that may be filed by Parent, CF Industries and the Subsidiary Guarantors with the SEC.
In the event that a subsidiary of Parent, other than CF Industries, becomes a borrower or a guarantor under the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), such subsidiary would be required to become a guarantor of the Public Senior Notes, provided that such requirement will no longer apply with respect to the Public Senior Notes due 2023, 2034, 2043 and 2044 following the repayment of the Public Senior Notes due 2020 or the subsidiaries of Parent, other than CF Industries, otherwise becoming no longer subject to such a requirement to guarantee the Public Senior Notes due 2020. The Subsidiary Guarantors became guarantors of the Public Senior Notes as a result of this requirement.
All of the guarantees of the Public Senior Notes are, and we have assumed for purposes of this presentation of condensed consolidating financial information that the guarantees of any Other Debt Securities would be, full and unconditional (as such term is defined in SEC Regulation S-X Rule 3-10(h)) and joint and several. The guarantee of a Subsidiary Guarantor will be automatically released with respect to a series of the Public Senior Notes (1) upon the release, discharge or termination of such Subsidiary Guarantor’s guarantee of the Revolving Credit Agreement (or any renewal, replacement or refinancing thereof), (2) upon legal defeasance with respect to the Public Senior Notes of such series or satisfaction and discharge of the indenture with respect to such series of Public Senior Notes or (3) in the case of the Public Senior Notes due 2023, 2034, 2043 and 2044, upon the discharge, termination or release of, or the release of such Subsidiary Guarantor from its obligations under, such Subsidiary Guarantor’s guarantee of the Public Senior Notes due 2020, including, without limitation, any such discharge, termination or release as a result of retirement, discharge or legal or covenant defeasance of, or satisfaction and discharge of the supplemental indenture governing, the Public Senior Notes due 2020.
For purposes of the presentation of condensed consolidating financial information, the subsidiaries of Parent other than CF Industries and the Subsidiary Guarantors are referred to as the Non-Guarantors.
Presented below are condensed consolidating statements of operations for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three months ended March 31, 2018 and 2017, condensed consolidating statements of cash flows for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors for the three months ended March 31, 2018 and 2017, and condensed consolidating balance sheets for Parent, CF Industries, the Subsidiary Guarantors and the Non-Guarantors as of March 31, 2018 and December 31, 2017. The condensed consolidating financial information presented below is not necessarily indicative of the financial position, results of operations, comprehensive income (loss) or cash flows of Parent, CF Industries, the Subsidiary Guarantors or the Non-Guarantors on a stand-alone basis.
In these condensed consolidating financial statements, investments in subsidiaries are presented under the equity method, in which our investments are recorded at cost and adjusted for our ownership share of a subsidiary’s cumulative results of operations, distributions and other equity changes, and the eliminating entries reflect primarily intercompany transactions such as sales, accounts receivable and accounts payable and the elimination of equity investments and earnings of subsidiaries. As of March 31, 2018, two of our consolidated entities have made elections to be taxed as partnerships for U.S. federal income tax purposes and are included in the non-guarantor column. Due to the partnership tax treatment, these subsidiaries do not record taxes on their financial statements. The tax provision pertaining to the income of these partnerships, plus applicable deferred tax balances are reflected on the financial statements of the parent company owner that is included in the subsidiary guarantors column in the following financial information. Liabilities related to benefit plan obligations are reflected on the legal entity that funds the obligation, while the benefit plan expense is included on the legal entity to which the employee provides services.

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$105	$712	$885	$(745)	$957
Cost of sales	—	90	716	700	(739)	767
Gross margin	—	15	(4)	185	(6)	190
Selling, general and administrative expenses	1	1	39	22	(6)	57
Other operating—net	—	(13)	(3)	(5)	—	(21)
Total other operating costs and expenses	1	(12)	36	17	(6)	36
Equity in earnings of operating affiliates	—	3	—	4	—	7
Operating (loss) earnings	(1)	30	(40)	172	—	161
Interest expense	—	62	4	1	(7)	60
Interest income	(1)	(2)	(3)	(4)	7	(3)
Net earnings of wholly owned subsidiaries	(63)	(87)	(135)	—	285	—
Other non-operating—net	—	—	—	(1)	—	(1)
Earnings before income taxes	63	57	94	176	(285)	105
Income tax (benefit) provision	—	(6)	17	6	—	17
Net earnings	63	63	77	170	(285)	88
Less: Net earnings attributable to noncontrolling interests	—	—	—	25	—	25
Net earnings attributable to common stockholders	$63	$63	$77	$145	$(285)	$63

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net earnings	$63	$63	$77	$170	$(285)	$88
Other comprehensive income	15	15	1	15	(30)	16
Comprehensive income	78	78	78	185	(315)	104
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	25	—	25
Comprehensive income attributable to common stockholders	$78	$78	$78	$160	$(315)	$79

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Operations

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net sales	$—	$90	$822	$896	$(771)	$1,037
Cost of sales	—	51	892	758	(771)	930
Gross margin	—	39	(70)	138	—	107
Selling, general and administrative expenses	—	2	28	16	—	46
Other operating—net	—	(1)	1	6	—	6
Total other operating costs and expenses	—	1	29	22	—	52
Equity in earnings of operating affiliates	—	—	—	3	—	3
Operating earnings (loss)	—	38	(99)	119	—	58
Interest expense	—	81	11	1	(13)	80
Interest income	—	(11)	(1)	(2)	13	(1)
Net loss (earnings) of wholly owned subsidiaries	23	3	(98)	—	72	—
Other non-operating—net	—	—	1	—	—	1
(Loss) earnings before income taxes	(23)	(35)	(12)	120	(72)	(22)
Income tax (benefit) provision	—	(12)	(5)	4	—	(13)
Net (loss) earnings	(23)	(23)	(7)	116	(72)	(9)
Less: Net earnings attributable to noncontrolling interests	—	—	—	14	—	14
Net (loss) earnings attributable to common stockholders	$(23)	$(23)	$(7)	$102	$(72)	$(23)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions)
Net (loss) earnings	$(23)	$(23)	$(7)	$116	$(72)	$(9)
Other comprehensive income	20	20	12	18	(50)	20
Comprehensive (loss) income	(3)	(3)	5	134	(122)	11
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	14	—	14
Comprehensive (loss) income attributable to common stockholders	$(3)	$(3)	$5	$120	$(122)	$(3)

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$138	$783	$—	$936
Accounts and notes receivable—net	290	483	1,560	678	(2,764)	247
Inventories	—	—	195	206	—	401
Prepaid income taxes	—	—	53	2	—	55
Other current assets	—	—	12	9	—	21
Total current assets	290	498	1,958	1,678	(2,764)	1,660
Property, plant and equipment—net	—	—	120	8,911	—	9,031
Deferred income taxes	—	2	—	—	(2)	—
Investments in affiliates	4,133	8,543	6,849	100	(19,525)	100
Goodwill	—	—	2,064	317	—	2,381
Other assets	—	88	60	662	(460)	350
Total assets	$4,423	$9,131	$11,051	$11,668	$(22,751)	$13,522
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$829	$290	$1,387	$705	$(2,764)	$447
Income taxes payable	—	—	—	10	—	10
Customer advances	—	—	154	—	—	154
Other current liabilities	—	—	15	—	—	15
Total current liabilities	829	290	1,556	715	(2,764)	626
Long-term debt	—	4,693	378	82	(460)	4,693
Deferred income taxes	—	—	909	169	(2)	1,076
Other liabilities	—	15	245	202	—	462
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,671	(4,671)	2
Paid-in capital	1,405	1,854	9,505	2,229	(13,588)	1,405
Retained earnings	2,436	2,527	(1,355)	727	(1,899)	2,436
Treasury stock	(1)	—	—	—	—	(1)
Accumulated other comprehensive loss	(248)	(248)	(179)	(206)	633	(248)
Total stockholders’ equity	3,594	4,133	7,971	7,421	(19,525)	3,594
Noncontrolling interests	—	—	(8)	3,079	—	3,071
Total equity	3,594	4,133	7,963	10,500	(19,525)	6,665
Total liabilities and equity	$4,423	$9,131	$11,051	$11,668	$(22,751)	$13,522

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Balance Sheet

	December 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations and Reclassifications	Consolidated
	(in millions)
Assets
Current assets:
Cash and cash equivalents	$—	$15	$388	$432	$—	$835
Accounts and notes receivable—net	743	1,553	2,670	768	(5,427)	307
Inventories	—	4	104	167	—	275
Prepaid income taxes	—	—	33	—	—	33
Other current assets	—	—	10	5	—	15
Total current assets	743	1,572	3,205	1,372	(5,427)	1,465
Property, plant and equipment—net	—	—	123	9,052	—	9,175
Deferred income taxes	—	8	—	—	(8)	—
Investments in affiliates	4,055	8,411	6,490	108	(18,956)	108
Goodwill	—	—	2,063	308	—	2,371
Other assets	—	85	82	453	(276)	344
Total assets	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463
Liabilities and Equity
Current liabilities:
Accounts and notes payable and accrued expenses	$1,219	$1,314	$2,658	$708	$(5,427)	$472
Income taxes payable	—	—	—	2	—	2
Customer advances	—	—	89	—	—	89
Other current liabilities	—	—	14	3	—	17
Total current liabilities	1,219	1,314	2,761	713	(5,427)	580
Long-term debt	—	4,692	198	78	(276)	4,692
Deferred income taxes	—	—	876	179	(8)	1,047
Other liabilities	—	16	243	201	—	460
Equity:
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	2	—	—	4,738	(4,738)	2
Paid-in capital	1,397	1,854	9,505	1,783	(13,142)	1,397
Retained earnings	2,443	2,463	(1,432)	709	(1,740)	2,443
Treasury stock	—	—	—	—	—	—
Accumulated other comprehensive loss	(263)	(263)	(180)	(221)	664	(263)
Total stockholders’ equity	3,579	4,054	7,893	7,009	(18,956)	3,579
Noncontrolling interests	—	—	(8)	3,113	—	3,105
Total equity	3,579	4,054	7,885	10,122	(18,956)	6,684
Total liabilities and equity	$4,798	$10,076	$11,963	$11,293	$(24,667)	$13,463

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2018
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net earnings	$63	$63	$77	$170	$(285)	$88
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	2	5	186	—	193
Deferred income taxes	—	—	39	(10)	—	29
Stock-based compensation expense	6	—	—	—	—	6
Unrealized net loss (gain) on natural gas derivatives	—	—	1	(4)	—	(3)
Undistributed loss (earnings) of affiliates—net	(63)	(86)	(136)	(3)	285	(3)
Changes in:
Intercompany accounts receivable/accounts payable—net	(7)	(50)	63	(6)	—	—
Accounts receivable—net	—	—	64	(3)	—	61
Inventories	—	4	(91)	(10)	—	(97)
Accrued and prepaid income taxes	—	(7)	(13)	6	—	(14)
Accounts and notes payable and accrued expenses	—	7	(5)	(26)	—	(24)
Customer advances	—	—	65	—	—	65
Other—net	—	(1)	3	(21)	—	(19)
Net cash (used in) provided by operating activities	(1)	(68)	72	279	—	282
Investing Activities:
Additions to property, plant and equipment	—	—	(3)	(65)	—	(68)
Proceeds from sale of property, plant and equipment	—	—	—	8	—	8
Distributions received from unconsolidated affiliates	—	—	144	(140)	—	4
Investments in consolidated subs - capital contributions	—	(31)	(415)	446	—	—
Other—net	—	—	—	1	—	1
Net cash (used in) provided by investing activities	—	(31)	(274)	250	—	(55)
Financing Activities:
Long-term debt—net	—	—	178	(178)	—	—
Short-term debt—net	70	98	(275)	107	—	—
Financing fees	—	1	—	—	—	1
Dividends paid on common stock	(70)	—	—	(49)	49	(70)
Dividends to/from affiliates	—	—	49	—	(49)	—
Distributions to noncontrolling interests	—	—	—	(59)	—	(59)
Issuances of common stock under employee stock plans	2	—	—	—	—	2
Shares withheld for taxes	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	1	99	(48)	(179)	—	(127)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
(Decrease) increase in cash and cash equivalents	—	—	(250)	351	—	101
Cash and cash equivalents at beginning of period	—	15	388	432	—	835
Cash and cash equivalents at end of period	$—	$15	$138	$783	$—	$936

CF INDUSTRIES HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
	Parent	CF Industries	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Operating Activities:
Net (loss) earnings	$(23)	$(23)	$(7)	$116	$(72)	$(9)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3	6	196	—	205
Deferred income taxes	—	(11)	(4)	(1)	—	(16)
Stock-based compensation expense	4	—	—	—	—	4
Unrealized net loss on natural gas derivatives	—	—	45	8	—	53
Unrealized loss on embedded derivative	—	—	1	—	—	1
Loss on disposal of property, plant and equipment	—	—	—	1	—	1
Undistributed losses (earnings) of affiliates—net	23	1	(97)	(4)	72	(5)
Changes in:
Intercompany accounts receivable/accounts payable—net	(4)	(47)	138	(87)	—	—
Accounts receivable—net	—	—	(5)	(4)	—	(9)
Inventories	—	—	(16)	1	—	(15)
Accrued and prepaid income taxes	—	—	2	(7)	—	(5)
Accounts and notes payable and accrued expenses	—	37	4	(36)	—	5
Customer advances	—	—	142	—	—	142
Other—net	—	—	6	(2)	—	4
Net cash (used in) provided by operating activities	—	(40)	215	181	—	356
Investing Activities:
Additions to property, plant and equipment	—	—	(3)	(91)	—	(94)
Proceeds from sale of property, plant and equipment	—	—	—	8	—	8
Net cash used in investing activities	—	—	(3)	(83)	—	(86)
Financing Activities:
Long-term debt—net	—	(125)	—	125	—	—
Short-term debt—net	70	145	(171)	(44)	—	—
Dividends paid on common stock	(70)	—	—	(23)	23	(70)
Dividends to/from affiliates	—	—	23	—	(23)	—
Distributions to noncontrolling interest	—	—	—	(54)	—	(54)
Net cash provided by (used in) financing activities	—	20	(148)	4	—	(124)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1	—	1
(Decrease) increase in cash, cash equivalents and restricted cash	—	(20)	64	103	—	147
Cash, cash equivalents and restricted cash at beginning of period	—	36	878	255	—	1,169
Cash, cash equivalents and restricted cash at end of period	$—	$16	$942	$358	$—	$1,316

CF INDUSTRIES HOLDINGS, INC.

19.   Subsequent Event
On February 7, 2018, we announced that, in accordance with the terms of the TNCLP Agreement of Limited Partnership, TNGP, the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the Public Units). The purchase price of $84.033 per Public Unit was determined under the terms of TNCLP’s Agreement of Limited Partnership as the average of the daily closing prices per common unit for the 20 consecutive trading days beginning with January 5, 2018 and ending with February 2, 2018. TNGP completed its purchase of the Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. As a result of the Purchase, all rights of the holders of the Public Units have ceased, except for the right to receive payment of the purchase price, and the common units representing limited partner interests are no longer publicly traded or listed on the New York Stock Exchange. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        You should read the following discussion and analysis in conjunction with our annual consolidated financial statements and related notes, which were included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018, as well as Item 1. Financial Statements, in this Form 10-Q. All references to “CF Holdings,” “we,” “us,” “our” and “the Company” refer to CF Industries Holdings, Inc. and its subsidiaries, except where the context makes clear that the reference is only to CF Industries Holdings, Inc. itself and not its subsidiaries. All references to “CF Industries” refer to CF Industries, Inc., a 100% owned subsidiary of CF Industries Holdings, Inc. References to tons refer to short-tons. Notes referenced in this discussion and analysis refer to the notes to our unaudited interim consolidated financial statements that are found in the preceding section: Item 1. Financial Statements. The following is an outline of the discussion and analysis included herein:

•	Overview of CF Holdings

•	Our Company

•	Items Affecting Comparability of Results

•	Financial Executive Summary

•	Results of Consolidated Operations

•	First Quarter of 2018 Compared to First Quarter of 2017

•	Operating Results by Business Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

•	Forward-Looking Statements
Overview of CF Holdings
Our Company
We are a leading global fertilizer and chemical company with outstanding operational capabilities and a highly cost advantaged production and distribution platform. Our 3,000 employees operate world-class manufacturing complexes in Canada, the United Kingdom and the United States. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen fertilizer products are ammonia, granular urea, urea ammonium nitrate solution (UAN) and ammonium nitrate (AN). Our other nitrogen products include diesel exhaust fluid (DEF), urea liquor, nitric acid and aqua ammonia, which are sold primarily to our industrial customers, and compound fertilizer products (NPKs), which are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium. We serve our customers in North America through an unparalleled production, storage, transportation and distribution network. We also reach a global customer base with exports from our Donaldsonville, Louisiana, plant, the world’s largest and most flexible nitrogen complex. Additionally, we move product to international destinations from our Yazoo City, Mississippi, facility, and our Billingham and Ince facilities in the United Kingdom, and from a joint venture ammonia facility in the Republic of Trinidad and Tobago in which we own a 50 percent interest.
Our principal assets as of March 31, 2018 include:

•
four U.S. nitrogen fertilizer manufacturing facilities located in Donaldsonville, Louisiana (the largest nitrogen fertilizer complex in the world); Port Neal, Iowa; Yazoo City, Mississippi; and Woodward, Oklahoma. These facilities are owned by CF Industries Nitrogen, LLC (CFN), of which we own approximately 89% and CHS Inc. (CHS) owns the remainder. See Note 14—Noncontrolling Interests for additional information on our strategic venture with CHS;

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

CF INDUSTRIES HOLDINGS, INC.

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
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership, the TNCLP Agreement of Limited Partnership), TNGP, the sole general partner of TNCLP and an indirect wholly owned subsidiary of CF Holdings, elected to exercise its right to purchase all of the 4,612,562 publicly traded common units of TNCLP (the Public Units). TNGP completed its purchase of the Public Units on April 2, 2018 (the Purchase) for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP. See Note 19—Subsequent Event for additional information.
Items Affecting Comparability of Results
Sales Volume
Unfavorable weather conditions impacted sales volume in the first quarter of 2018. Drought conditions in the Southern Plains along with wet and cold temperatures throughout much of the Midwestern United States and the United Kingdom have delayed the spring application season.
Sales volume for our products for the three months ended March 31, 2018 was 4.3 million product tons compared to 4.7 million product tons for the three months ended March 31, 2017, a decrease of 9% resulting in a decrease in net sales and gross margin of approximately $129 million and $38 million, respectively.
Nitrogen Fertilizer Selling Prices
The U.S. Gulf is a major global fertilizer pricing point due to the volume of nitrogen fertilizer that trades there. Through most of 2016, nitrogen pricing at the U.S. Gulf declined, often trading below parity with other international pricing points due to the combination of new global nitrogen production capacity that came on line in 2016, continued imports from various exporting regions and decreased North American buyer interest as a result of the greater global nitrogen supply availability. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices in the second half of 2016. In 2017, the significant price fluctuations we experienced continued and were symptoms of a market in transition as new capacity came on line and global trade flows began to adjust; however, this transition was not complete.
During the first quarter of 2018, the market became more balanced and selling prices for most nitrogen products increased, driven by the impact of a tighter global nitrogen supply and demand balance, lower Chinese exports, higher global energy costs and higher freight costs.
The average selling price for our products for the three months ended March 31, 2018 was $222 per ton compared to $219 per ton for the three months ended March 31, 2017, an increase of 1% resulting in an increase in both net sales and gross margin of approximately $49 million.
We expect the final set of North American capacity additions to come fully on line by mid-2018. Should imports of nitrogen products into North America return to previously high rates, the oversupply in the region could lead to lower prices, similar to those experienced in early 2017.
In addition to the impact of market conditions on nitrogen fertilizer selling prices and sales volume, certain significant items impacted our financial results during the three months ended March 31, 2018 and 2017. The following table and related discussion outline these significant items and how they impacted the comparability of our financial results during these periods. During the three months ended March 31, 2018 and 2017, we reported net earnings (loss) attributable to common stockholders of $63 million and $(23) million, respectively.

CF INDUSTRIES HOLDINGS, INC.

	Three Months Ended March 31,
	2018		2017
	Pre-Tax	After-Tax	Pre-Tax	After-Tax
	(in millions)
Unrealized net mark-to-market (gain) loss on natural gas derivatives(1)	$(3)	$(2)	$53	$33
Gain on foreign currency transactions including intercompany loans(2)	(5)	(4)	—	—
Costs related to the acquisition of TNCLP public units(3)	2	1	—	—
______________________________________________________________________________

(1)	Included in cost of sales in our consolidated statements of operations.

(2)	Included in other operating—net in our consolidated statements of operations.

(3)	Included in selling, general and administrative expenses in our consolidated statements of operations.

The following describes the significant items that impacted the comparability of our financial results for the three months ended March 31, 2018 and 2017. Descriptions of items below that refer to amounts in the table above, refer to the pre-tax amounts.
Unrealized net mark-to-market (gain) loss on natural gas derivatives
Natural gas is typically the largest and most volatile single component of the manufacturing cost for nitrogen-based products. We manage the risk of changes in natural gas prices through the use of derivative financial instruments. The derivatives that we use for this purpose are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. We use natural gas derivatives as an economic hedge of natural gas price risk, but without the application of hedge accounting. This can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives, which is reflected in cost of sales in our consolidated statements of operations. In the three months ended March 31, 2018 and 2017, we recognized unrealized net mark-to-market (gain) loss of $(3) million and $53 million, respectively.
Gain on foreign currency transactions including intercompany loans
In the three months ended March 31, 2018, we recognized a gain of $5 million from the impact of changes in foreign currency exchange rates on primarily British pound and Canadian dollar denominated intercompany loans that were not permanently invested.
Costs related to the acquisition of the TNCLP public units
In the three months ended March 31, 2018, we incurred $2 million of costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP. These costs are reflected in selling, general and administrative expenses in our consolidated statements of operations.
Financial Executive Summary
We reported net earnings attributable to common stockholders of $63 million for the three months ended March 31, 2018 compared to a net loss of $23 million for the three months ended March 31, 2017. Diluted net earnings (loss) per share attributable to common stockholders was $0.27 in the first quarter of 2018 compared to $(0.10) in the first quarter of 2017.
During the first quarter of 2018, net earnings attributable to common stockholders was higher compared to the first quarter of 2017 due primarily to an increase in gross margin driven primarily by higher average selling prices for most nitrogen products resulting from the impact of a tighter global nitrogen supply and demand balance, higher unrealized net mark-to-market gains on natural gas derivatives and lower realized natural gas costs, partially offset by lower gross margin due to lower sales volumes.
In addition, net interest expense decreased to $57 million in the three months ended March 31, 2018 from $79 million in the three months ended March 31, 2017, due to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 and our purchase in December 2017 of approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020.

CF INDUSTRIES HOLDINGS, INC.

Our total gross margin increased by $83 million to $190 million in the first quarter of 2018 from $107 million in the first quarter of 2017. The change in gross margin was due primarily to:
•the impact of a $3 million unrealized net-mark-to-market gain in the first quarter of 2018 compared to a $53 million loss in the first quarter of 2017, which increased gross margin by $56 million,
•an increase in average selling prices of 1%, which increased gross margin by $49 million. In the first quarter, the average selling prices for ammonia, granular urea and AN increased by 4%, 8% and 9%, respectively, while the average selling price for UAN declined by 1%,
•a decrease in physical natural gas costs in the first quarter of 2018, partially offset by the impact of natural gas derivatives that settled in the period, which increased gross margin by $20 million as compared to the first quarter of 2017,
•partially offset by a decrease in sales volume of 9%, which reduced gross margin by $38 million, primarily driven by a decrease in sales volume for ammonia, UAN and AN of 28%, 10% and 27%, respectively.

CF INDUSTRIES HOLDINGS, INC.

Results of Consolidated Operations
The following table presents our consolidated results of operations and supplemental data:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(in millions, except as noted)
Net sales	$957	$1,037	$(80)	(8)%
Cost of sales	767	930	(163)	(18)%
Gross margin	190	107	83	78%
Gross margin percentage	19.9%	10.3%	9.6%
Selling, general and administrative expenses	57	46	11	24%
Other operating—net	(21)	6	(27)	N/M
Total other operating costs and expenses	36	52	(16)	(31)%
Equity in earnings of operating affiliates	7	3	4	133%
Operating earnings	161	58	103	178%
Interest expense—net	57	79	(22)	(28)%
Other non-operating—net	(1)	1	(2)	N/M
Earnings (loss) before income taxes	105	(22)	127	N/M
Income tax provision (benefit)	17	(13)	30	N/M
Net earnings (loss)	88	(9)	97	N/M
Less: Net earnings attributable to noncontrolling interests	25	14	11	79%
Net earnings (loss) attributable to common stockholders	$63	$(23)	$86	N/M
Diluted net earnings (loss) per share attributable to common stockholders	$0.27	$(0.10)	$0.37	N/M
Diluted weighted-average common shares outstanding	234.8	233.1	1.7	1%
Dividends declared per common share	$0.30	$0.30	$—	—%
Natural Gas Supplemental Data (per MMBtu)
Natural gas costs in cost of sales(1)	$3.32	$3.66	$(0.34)	(9)%
Realized derivatives loss (gain) in cost of sales(2)	0.01	(0.01)	0.02	N/M
Cost of natural gas in cost of sales	$3.33	$3.65	$(0.32)	(9)%
Average daily market price of natural gas Henry Hub (Louisiana)	$3.02	$3.00	$0.02	1%
Average daily market price of natural gas National Balancing Point (UK)	$8.20	$5.98	$2.22	37%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(3)	$53	$(56)	N/M
Depreciation and amortization	$193	$205	$(12)	(6)%
Capital expenditures	$68	$94	$(26)	(28)%
Sales volume by product tons (000s)	4,303	4,745	(442)	(9)%
Production volume by product tons (000s):
Ammonia(3)	2,508	2,508	—	—%
Granular urea	1,151	1,002	149	15%
UAN (32%)	1,805	1,817	(12)	(1)%
AN	458	542	(84)	(15)%
___________________________________________________________________________
N/M—Not Meaningful

(1)	Includes the cost of natural gas that is included in cost of sales during the period under the first-in, first-out inventory cost method.

(2)	Includes realized gains and losses on natural gas derivatives settled during the period. Excludes unrealized mark-to-market gains and losses on natural gas derivatives.

(3)	Gross ammonia production, including amounts subsequently upgraded on-site into granular urea, UAN, or AN.

CF INDUSTRIES HOLDINGS, INC.

First Quarter of 2018 Compared to First Quarter of 2017
Net Sales
Our total net sales decreased $80 million, or 8%, to $957 million in the first quarter of 2018 compared to $1,037 million in the first quarter of 2017 due to a 9% decrease in sales volume, which decreased net sales by $129 million, partially offset by a 1% increase in average selling prices, which increased net sales by $49 million.
Our total sales volume decreased by 9% from the first quarter of 2017 to the first quarter of 2018 due primarily to the impact of unfavorable weather conditions. Drought conditions in the Southern Plains along with wet and cold temperatures throughout much of the Midwestern United States and the United Kingdom delayed the start of the spring application season.
Average selling prices were $222 per ton in the first quarter of 2018 compared to $219 per ton in the first quarter of 2017 due primarily to higher granular urea and ammonia selling prices in 2018. During the first quarter of 2018, selling prices for most nitrogen products increased, driven by the impact of a tighter global nitrogen supply and demand balance and lower Chinese exports.
Cost of Sales
Our total cost of sales decreased $163 million, or 18%, from the first quarter of 2017 to the first quarter of 2018. The decrease in our cost of sales was primarily due to lower volume, an unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2018 compared to a loss in the same quarter of 2017 and the impact of lower realized natural gas costs, including the impact of realized derivatives. The cost of sales per ton averaged $178 in the first quarter of 2018, a 9% decrease from $196 per ton in the same quarter of 2017. The first quarter of 2018 included a $3 million unrealized net mark-to-market gain compared to a $53 million unrealized net mark-to-market loss in the first quarter of 2017. Additionally, realized natural gas costs, including the impact of realized derivatives, decreased 9% from $3.65 per MMBtu in 2017 to $3.33 in 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $11 million to $57 million in the first quarter of 2018 as compared to $46 million in the comparable period of 2017. The increase was due primarily to certain corporate initiatives and costs for various legal services associated with the acquisition of the publicly traded common units of TNCLP.
Other Operating—Net
Other operating—net was $21 million of income in the first quarter of 2018 compared to $6 million of expense in the comparable period of 2017. The income in the first quarter of 2018 was due to the combination of changes in legal reserves, unrealized foreign currency gains pertaining to British pound denominated intercompany loans that have not been permanently invested, and a gain due to the recovery of certain precious metals used in the manufacturing process.
Equity in Earnings of Operating Affiliates
Equity in earnings of operating affiliates was $7 million in the first quarter of 2018 compared to $3 million in the first quarter of 2017 due primarily to improved operating results from PLNL as a result of both increased sales volume and higher average selling prices.
Interest Expense—Net
Net interest expense was $57 million in the first quarter of 2018 compared to $79 million in the first quarter of 2017. The $22 million decrease is due primarily to our redemption in December 2017 of all of the $800 million outstanding principal amount of the 6.875% senior notes due May 2018 (the 2018 Notes) and our December 2017 purchase of approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 7.125% senior notes due 2020 (the 2020 Notes).
Income Taxes
For the three months ended March 31, 2018, we recorded an income tax provision of $17 million on pre-tax income of $105 million, or an effective tax rate of 15.8%, compared to an income tax benefit of $13 million on a pre-tax loss of $22 million, or an effective tax rate of 59.2%, for the three months ended March 31, 2017. Our effective tax rate in the first quarter of 2018 is based on the U.S. federal tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, as compared to the U.S. federal tax rate of 35% that was applicable in the first quarter of 2017.

CF INDUSTRIES HOLDINGS, INC.

Our effective tax rate in both periods is impacted by earnings attributable to the noncontrolling interests in CFN and TNCLP, as our consolidated income tax provision (benefit) does not include a tax provision on the earnings attributable to the noncontrolling interests. Our effective tax rate for the three months ended March 31, 2018 and 2017, exclusive of the earnings attributable to the noncontrolling interests of $25 million and $14 million, respectively, would be 20.8% and 35.9%, respectively. See Note 10—Income Taxes and Note 14—Noncontrolling Interests for additional information.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests increased $11 million in the first quarter of 2018 compared to the first quarter of 2017 due to higher earnings from both CFN and TNCLP as both were impacted by higher average selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower natural gas prices.
Diluted Net Earnings (Loss) Per Share Attributable to Common Stockholders
Diluted net earnings (loss) per share attributable to common stockholders increased $0.37 to $0.27 per share in the first quarter of 2018 from $(0.10) per share in the first quarter of 2017. This increase is due to higher gross margin primarily driven by the impact of higher unrealized net mark-to-market gains on natural gas derivatives, higher selling prices due to the impact of a tighter global nitrogen supply and demand balance and lower realized natural gas costs, including the impact of realized derivatives.
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

	Ammonia	Granular Urea(1)	UAN(1)(2)	AN(1)	Other(1)	Consolidated
	(in millions, except percentages)
Three months ended March 31, 2018
Net sales	$212	$264	$283	$100	$98	$957
Cost of sales	188	189	230	74	86	767
Gross margin	$24	$75	$53	$26	$12	$190
Gross margin percentage	11.3%	28.4%	18.7%	26.0%	12.2%	19.9%
Three months ended March 31, 2017
Net sales	$282	$238	$317	$125	$75	$1,037
Cost of sales	265	213	281	106	65	930
Gross margin	$17	$25	$36	$19	$10	$107
Gross margin percentage	6.0%	10.5%	11.4%	15.2%	13.3%	10.3%
_______________________________________________________________________________

(1)	The cost of products that are upgraded into other products is transferred at cost into the upgraded product results.

(2)
Cost of sales for our UAN segment for the three months ended March 31, 2017 was adjusted to reflect the reclassification of $1 million of defined benefit plan costs to other operating-net as a result of our adoption of ASU No. 2017-07 on January 1, 2018. See Note 2—New Accounting Standards for additional information.

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
The following table presents summary operating data for our ammonia segment:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$212	$282	$(70)	(25)%
Cost of sales	188	265	(77)	(29)%
Gross margin	$24	$17	$7	41%
Gross margin percentage	11.3%	6.0%	5.3%
Sales volume by product tons (000s)	664	920	(256)	(28)%
Sales volume by nutrient tons (000s)(1)	544	754	(210)	(28)%
Average selling price per product ton	$319	$307	$12	4%
Average selling price per nutrient ton(1)	$390	$374	$16	4%
Gross margin per product ton	$36	$18	$18	100%
Gross margin per nutrient ton(1)	$44	$23	$21	91%
Depreciation and amortization	$25	$44	$(19)	(43)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$17	$(18)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Ammonia represents 82% nitrogen content. Nutrient tons represent the equivalent tons of nitrogen within the product tons.
First Quarter of 2018 Compared to First Quarter of 2017
Net Sales.    Total net sales in the ammonia segment decreased by $70 million, or 25%, in the first quarter of 2018 from the first quarter of 2017 due primarily to a 28% decrease in sales volume partially offset by a 4% increase in average selling prices. Sales volume was lower due to unfavorable weather conditions. Drought conditions in the Southern Plains along with the cold and wet spring throughout much of the Midwestern United States and the United Kingdom have delayed the start of the spring application season. The increase in selling prices was due to the impact of a tighter global nitrogen supply and demand balance partially offset by the effects of lower sales volumes due to the cold and wet spring delaying ammonia applications.
Cost of Sales.    Cost of sales in our ammonia segment averaged $283 per ton in the first quarter of 2018, a 2% decrease from $289 per ton in the same quarter of 2017. The decrease was due primarily to a combination of factors, including an unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2018 compared to a loss in the comparable period of 2017, production inefficiencies in the prior year quarter pertaining to the new Port Neal ammonia plant and lower realized natural gas costs. These decreases were partially offset by higher fixed costs associated with plant disruptions due to unseasonably cold weather early in the first quarter of 2018 that impacted production at our Donaldsonville and Yazoo City plants.

CF INDUSTRIES HOLDINGS, INC.

Granular Urea Segment
Our granular urea segment produces granular urea, which contains 46% nitrogen. Produced from ammonia and carbon dioxide, it has the highest nitrogen content of any of our solid nitrogen fertilizers. Granular urea is produced at our Courtright, Ontario; Donaldsonville, Louisiana; Medicine Hat, Alberta; and Port Neal, Iowa nitrogen complexes.
The following table presents summary operating data for our granular urea segment:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$264	$238	$26	11%
Cost of sales	189	213	(24)	(11)%
Gross margin	$75	$25	$50	200%
Gross margin percentage	28.4%	10.5%	17.9%
Sales volume by product tons (000s)	982	958	24	3%
Sales volume by nutrient tons (000s)(1)	452	441	11	2%
Average selling price per product ton	$269	$248	$21	8%
Average selling price per nutrient ton(1)	$584	$540	$44	8%
Gross margin per product ton	$76	$26	$50	192%
Gross margin per nutrient ton(1)	$166	$57	$109	191%
Depreciation and amortization	$59	$53	$6	11%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$14	$(15)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	Granular urea represents 46% nitrogen content. Nutrient tons represent the tons of nitrogen within the product tons.

First Quarter of 2018 Compared to First Quarter of 2017
Net Sales.    Net sales in the granular urea segment increased $26 million, or 11%, in the first quarter of 2018 from the first quarter of 2017 due primarily to an 8% increase in average selling prices and a 3% increase in sales volume. Average selling prices increased to $269 per ton in the first quarter of 2018 compared to $248 per ton in the comparable period of 2017 due primarily to the impact of a tighter global nitrogen supply and demand balance. Sales volume was higher due to higher supply availability from increased production at our Port Neal facility, partially offset by unfavorable weather conditions that delayed the start of the spring application season.
Cost of Sales.    Cost of sales in our granular urea segment averaged $193 per ton in the first quarter of 2018, a 13% decrease from $222 per ton in the comparable period of 2017. The decrease was due primarily to the impact of an unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2018 compared to a loss in the comparable period of 2017, reduced maintenance and employee costs and lower realized natural gas costs, including the impact of realized derivatives.

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
The following table presents summary operating data for our UAN segment:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$283	$317	$(34)	(11)%
Cost of sales	230	281	(51)	(18)%
Gross margin	$53	$36	$17	47%
Gross margin percentage	18.7%	11.4%	7.3%
Sales volume by product tons (000s)	1,669	1,849	(180)	(10)%
Sales volume by nutrient tons (000s)(1)	527	584	(57)	(10)%
Average selling price per product ton	$170	$171	$(1)	(1)%
Average selling price per nutrient ton(1)	$537	$543	$(6)	(1)%
Gross margin per product ton	$32	$19	$13	68%
Gross margin per nutrient ton(1)	$101	$62	$39	63%
Depreciation and amortization	$63	$65	$(2)	(3)%
Unrealized net mark-to-market (gain) loss on natural gas derivatives	$(1)	$16	$(17)	N/M
_______________________________________________________________________________
N/M—Not Meaningful

(1)	UAN represents between 28% and 32% of nitrogen content, depending on the concentration specified by the customer. Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2018 Compared to First Quarter of 2017
Net Sales.    Net sales in the UAN segment decreased $34 million, or 11%, in the first quarter of 2018 from the first quarter of 2017 due primarily to a 10% decrease in sales volume and a 1% decrease in average selling prices. Our sales volume was lower due primarily to unfavorable weather conditions that delayed the start of the spring application season in the Southern Plains. Average selling prices were $170 per ton in the first quarter of 2018, relatively unchanged from $171 per ton in the comparable period of 2017.
Cost of Sales.    Cost of sales in our UAN segment averaged $138 per ton in the first quarter of 2018, a 9% decrease from $152 per ton in the comparable period of 2017. The decrease was due primarily to the impact of an unrealized net mark-to-market gain on natural gas derivatives in the first quarter of 2018 compared to a loss in the comparable period of 2017 and the impact of lower realized natural gas costs in the first quarter of 2018.

CF INDUSTRIES HOLDINGS, INC.

AN Segment
Our AN segment produces ammonium nitrate (AN). AN is a nitrogen-based product with a nitrogen content between 29% and 35%. AN is used as nitrogen fertilizer and is also used by industrial customers for commercial explosives and blasting systems. AN is produced at our nitrogen complexes in Yazoo City, Mississippi and Ince and Billingham, United Kingdom.
The following table presents summary operating data for our AN segment:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$100	$125	$(25)	(20)%
Cost of sales	74	106	(32)	(30)%
Gross margin	$26	$19	$7	37%
Gross margin percentage	26.0%	15.2%	10.8%
Sales volume by product tons (000s)	417	568	(151)	(27)%
Sales volume by nutrient tons (000s)(1)	140	191	(51)	(27)%
Average selling price per product ton	$240	$220	$20	9%
Average selling price per nutrient ton(1)	$714	$654	$60	9%
Gross margin per product ton	$62	$33	$29	88%
Gross margin per nutrient ton(1)	$186	$99	$87	88%
Depreciation and amortization	$18	$19	$(1)	(5)%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$2	$(2)	(100)%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2018 Compared to First Quarter of 2017
Net Sales.    Total net sales in our AN segment decreased $25 million, or 20%, in the first quarter of 2018 from the first quarter of 2017 due primarily to a 27% decrease in sales volume, due primarily to unfavorable weather conditions in the United Kingdom and North America that delayed the start of the spring application season. This decrease was partially offset by an increase in average selling prices of 9% due primarily to the impact of a tighter global nitrogen supply and demand balance.
Cost of Sales.     Total cost of sales in our AN segment averaged $178 per ton in the first quarter of 2018, a 5% decrease from $187 per ton in the comparable period of 2017. The decrease was due primarily to an unrealized net mark-to-market loss on natural gas derivatives in the first quarter of 2017 and the settlement of an energy rebate in the United Kingdom, partially offset by the impact of foreign exchange rate changes between the U.S. dollar and the British pound.

CF INDUSTRIES HOLDINGS, INC.

Other Segment
Our Other segment primarily includes the following products:

•	Diesel exhaust fluid (DEF) is an aqueous urea solution typically made with 32.5% high-purity urea and 67.5% deionized water.

•	Urea liquor is a liquid product that we sell in concentrations of 40%, 50% and 70% urea as a chemical intermediate.

•	Nitric acid is a nitrogen-based product with a nitrogen content of 22.2%.

•	Compound fertilizer products (NPKs) are solid granular fertilizer products for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.
The following table presents summary operating data for our Other segment:

	Three Months Ended March 31,
	2018	2017	2018 v. 2017
	(dollars in millions, except per ton amounts)
Net sales	$98	$75	$23	31%
Cost of sales	86	65	21	32%
Gross margin	$12	$10	$2	20%
Gross margin percentage	12.2%	13.3%	(1.1)%
Sales volume by product tons (000s)	571	450	121	27%
Sales volume by nutrient tons (000s)(1)	111	88	23	26%
Average selling price per product ton	$172	$167	$5	3%
Average selling price per nutrient ton(1)	$883	$852	$31	4%
Gross margin per product ton	$21	$22	$(1)	(5)%
Gross margin per nutrient ton(1)	$108	$114	$(6)	(5)%
Depreciation and amortization	$17	$12	$5	42%
Unrealized net mark-to-market loss on natural gas derivatives	$—	$4	$(4)	(100)%
_______________________________________________________________________________

(1)	Nutrient tons represent the tons of nitrogen within the product tons.
First Quarter of 2018 Compared to First Quarter of 2017
Net Sales.    Total net sales in our Other segment increased by $23 million, or 31%, in the first quarter of 2018 from the first quarter of 2017 due to a 27% increase in sales volume and a 3% increase in average selling prices. The increase in sales volume was due primarily to an increase in DEF sales volume as demand in North America continues to grow and an increase in DEF production as a result of our new DEF unit at our Donaldsonville facility that came on line in the second quarter of 2017. The increase in average selling prices is due primarily to the mix in products sold.
Cost of Sales.    Cost of sales in our Other segment averaged $151 per ton in the first quarter of 2018, a 4% increase from $145 per ton in the first quarter of 2017 due primarily to the mix of products sold and foreign exchange rate changes between the U.S. dollar and the British pound, partially offset by an unrealized net mark-to-market loss on natural gas derivatives in the first quarter of 2017.

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
On December 1, 2017, we redeemed all of the $800 million outstanding principal amount of the 2018 Notes in accordance with the optional redemption provisions provided in the indenture. The total aggregate redemption price was approximately $817 million. On December 26, 2017, we purchased approximately $300 million aggregate principal amount of the $800 million outstanding principal amount of the 2020 Notes at a total purchase price of approximately $331 million.
Customer advances, which are generally a source of liquidity, increased by $65 million to $154 million as of March 31, 2018 from $89 million as of December 31, 2017. The increase in the balance of customer advances was primarily caused by customers purchasing fertilizer for future delivery in anticipation of the spring application season and improvement in the current conditions of the fertilizer market.
On April 2, 2018, we purchased all of the 4,612,562 publicly traded common units of TNCLP (the Public Units) for $388 million. See discussion under “Purchase of Publicly Traded Common Units of TNCLP,” below for further information.
At March 31, 2018, we were in compliance with all applicable covenant requirements under our Revolving Credit Agreement, Public Senior Notes and Senior Secured Notes. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2018 or December 31, 2017, or during the three months ended March 31, 2018. See discussion under “Debt,” below for further information.
Our cash and cash equivalents balance was $936 million and $835 million as of March 31, 2018 and December 31, 2017, respectively.
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
Capital Spending
We make capital expenditures to sustain our asset base, increase our capacity, improve plant efficiency and comply with various environmental, health and safety requirements. Capital expenditures totaled $68 million in the first three months of 2018 compared to $94 million in the first three months of 2017.
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
Purchase of Publicly Traded Common Units of TNCLP
On February 7, 2018, we announced that, in accordance with the terms of TNCLP’s First Amended and Restated Agreement of Limited Partnership (as amended by Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership), TNGP elected to exercise its right to purchase the Public Units. TNGP completed its purchase of the Public Units on April 2, 2018 (the Purchase), for an aggregate cash purchase price of $388 million. We funded the Purchase with cash on hand. Upon completion of the Purchase, CF Holdings owned, through its subsidiaries, 100 percent of the general and limited partnership interests of TNCLP. See Note 19—Subsequent Event for additional information.

CF INDUSTRIES HOLDINGS, INC.

Debt
Revolving Credit Agreement
We have a senior secured revolving credit agreement (the Revolving Credit Agreement) providing for a revolving credit facility of up to $750 million with a maturity of September 18, 2020. The Revolving Credit Agreement includes a letter of credit sub-limit of $125 million. Borrowings under the Revolving Credit Agreement may be used for working capital and general corporate purposes. CF Industries is the borrower under the Revolving Credit Agreement and may also designate as borrowers one or more wholly owned subsidiaries that are organized in the United States or any state thereof, or the District of Columbia.
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
The guarantors under the Revolving Credit Agreement are currently comprised of CF Holdings and CF Holdings’ wholly owned subsidiaries CF Industries Enterprises, LLC (CFE), CF Industries Sales, LLC (CFS) and CF USA Holdings, LLC (CF USA).
As of March 31, 2018, we had excess borrowing capacity under the Revolving Credit Agreement of $745 million (net of outstanding letters of credit of $5 million). There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2018 or December 31, 2017, or during the three months ended March 31, 2018.
The Revolving Credit Agreement contains representations and warranties and affirmative and negative covenants, including financial covenants. As of March 31, 2018, we were in compliance with all covenants under the Revolving Credit Agreement.
Letters of Credit
In addition to the letters of credit outstanding under the Revolving Credit Agreement, as described above, we have also entered into a bilateral agreement with capacity to issue letters of credit up to $125 million (reflecting an increase of $50 million in March 2018). As of March 31, 2018, approximately $120 million of letters of credit were outstanding under this agreement.
Senior Notes
Long-term debt presented on our consolidated balance sheets as of March 31, 2018 and December 31, 2017 consisted of the following Public Senior Notes (unsecured) and Senior Secured Notes issued by CF Industries:

	Effective Interest Rate	March 31, 2018		December 31, 2017
		Principal	Carrying Amount (1)	Principal	Carrying Amount (1)
		(in millions)
Public Senior Notes:
7.125% due May 2020	7.529%	$500	$496	$500	$496
3.450% due June 2023	3.562%	750	746	750	746
5.150% due March 2034	5.279%	750	740	750	739
4.950% due June 2043	5.031%	750	741	750	741
5.375% due March 2044	5.465%	750	741	750	741
Senior Secured Notes:
3.400% due December 2021	3.782%	500	493	500	493
4.500% due December 2026	4.759%	750	736	750	736
Total long-term debt		$4,750	$4,693	$4,750	$4,692
_______________________________________________________________________________

(1)
Carrying amount is net of unamortized debt discount and deferred debt issuance costs. Total unamortized debt discount was $12 million as of both March 31, 2018 and December 31, 2017, and total deferred debt issuance costs were $45 million and $46 million as of March 31, 2018 and December 31, 2017, respectively.

CF INDUSTRIES HOLDINGS, INC.

Public Senior Notes
Under the indentures (including the applicable supplemental indentures) governing our senior notes due 2020, 2023, 2034, 2043 and 2044 (the Public Senior Notes), each series of Public Senior Notes is guaranteed by CF Holdings and CF Holdings’ wholly owned subsidiaries CFE, CFS and CF USA. CFE, CFS and CF USA became subsidiary guarantors of the Public Senior Notes as a result of their becoming guarantors under the Revolving Credit Agreement.
Interest on the Public Senior Notes is payable semiannually, and the Public Senior Notes are redeemable at our option, in whole at any time or in part from time to time, at specified make-whole redemption prices.
Senior Secured Notes
On November 21, 2016, CF Industries issued $500 million aggregate principal amount of 3.400% senior secured notes due 2021 (the 2021 Notes) and $750 million aggregate principal amount of 4.500% senior secured notes due 2026 (the 2026 Notes, and together with the 2021 Notes, the Senior Secured Notes). The subsidiary guarantors of the Public Senior Notes are also guarantors of the Senior Secured Notes.
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
Customer advances, which typically represent a portion of the contract’s sales value, are received shortly after the contract is executed, with any remaining unpaid amount generally being collected by the time the product is shipped, thereby reducing or eliminating the accounts receivable related to such sales. Any cash payments received in advance from customers in connection with forward sales contracts are reflected on our consolidated balance sheets as a current liability until related orders are shipped and revenue is recognized. As of March 31, 2018 and December 31, 2017, we had $154 million and $89 million, respectively, in customer advances on our consolidated balance sheets.
While customer advances are a source of liquidity, the level of forward sales contracts is affected by many factors including current market conditions and our customers’ outlook on future market fundamentals. During periods of declining prices, customers tend to delay purchasing fertilizer in anticipation that prices in the future will be lower than the current prices. If the level of sales under our forward sales programs were to decrease in the future, our cash received from customer advances would likely decrease and our accounts receivable balances would likely increase. Additionally, borrowing under the Revolving Credit Agreement could become necessary. Due to the volatility inherent in our business and changing customer expectations, we cannot estimate the amount of future forward sales activity.
Under our forward sales programs, a customer may delay delivery of an order due to weather conditions or other factors. These delays generally subject the customer to potential charges for storage or may be grounds for termination of the contract by us. Such a delay in scheduled shipment or termination of a forward sales contract due to a customer’s inability or unwillingness to perform may negatively impact our reported sales.
Derivative Financial Instruments
We use derivative financial instruments to reduce our exposure to changes in prices for natural gas that will be purchased in the future. Natural gas is the largest and most volatile component of our manufacturing cost for nitrogen-based fertilizers. From time to time, we also use derivative financial instruments to reduce our exposure to changes in foreign currency exchange rates. Volatility in reported quarterly earnings can result from the unrealized mark-to-market adjustments in the value of the derivatives. In the three months ended March 31, 2018 and 2017, we recognized an unrealized net mark-to-market (gain) loss on derivative financial instruments of $(3) million and $53 million, respectively. These amounts are reflected in cost of sales in our consolidated statements of operations.
Derivatives expose us to counterparties and the risks associated with their ability to meet the terms of the contracts. For derivatives that are in net asset positions, we are exposed to credit loss from nonperformance by the counterparties. We control our credit risk through the use of multiple counterparties that are multinational commercial banks, other major financial institutions or large energy companies, and, in most cases, the use of International Swaps and Derivatives Association (ISDA) agreements. The ISDA agreements are master netting arrangements commonly used for over-the-counter derivatives that

CF INDUSTRIES HOLDINGS, INC.

mitigate exposure to counterparty credit risk, in part, by creating contractual rights of netting and setoff, the specifics of which vary from agreement to agreement.
The ISDA agreements for most of our derivative instruments contain credit-risk-related contingent features, such as cross default provisions and credit support thresholds. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. The Revolving Credit Agreement, at any time when it is secured, provides a cross collateral feature for those of our derivatives that are with counterparties that are party to, or affiliates of parties to, the Revolving Credit Agreement so that no separate collateral would be required for those counterparties in connection with such derivatives. In the event the Revolving Credit Agreement becomes unsecured, separate collateral could be required in connection with such derivatives.
As of March 31, 2018 and December 31, 2017, the aggregate fair value of the derivative instruments with credit-risk-related contingent features in net liability positions was $9 million and $12 million, respectively, which also approximates the fair value of the maximum amount of additional collateral that would need to be posted or assets needed to settle the obligations if the credit-risk-related contingent features were triggered at the reporting dates. As of March 31, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 27.7 million MMBtus and 35.9 million MMBtus, respectively. As of March 31, 2018 and December 31, 2017, we had no cash collateral on deposit with counterparties for derivative contracts. The credit support documents executed in connection with certain of our ISDA agreements generally provide us and our counterparties the right to set off collateral against amounts owing under the ISDA agreements upon the occurrence of a default or a specified termination event.
Defined Benefit Pension Plans
We contributed $6 million to our pension plans during the three months ended March 31, 2018. Over the remainder of 2018, we expect to contribute an additional $35 million to our pension plans, or a total of approximately $41 million for the full year 2018.
Distribution on Noncontrolling Interest in CFN
In the first quarter of 2018, the CFN Board of Managers approved semi-annual distribution payments for the distribution period ended December 31, 2017 in accordance with the Second Amended and Restated Limited Liability Company Agreement of CFN. On January 31, 2018, CFN distributed $49 million to CHS for the distribution period ended December 31, 2017. The estimate of the partnership distribution earned by CHS, but not yet declared, for the first quarter of 2018 is approximately $39 million.
Cash Flows
Operating Activities
Net cash provided by operating activities during the first three months of 2018 was $282 million as compared to $356 million in the first three months of 2017. The decrease of $74 million was due primarily to unfavorable working capital changes partially offset by higher net earnings during the first three months of 2018. Unfavorable working capital changes during the first three months of 2018 included an increase in cash spent for the seasonal increase in inventory and lower customer advances received compared to the prior year period.
Investing Activities
Net cash used in investing activities was $55 million in the first three months of 2018 as compared to $86 million in the first three months of 2017. The $31 million decrease is due primarily to lower capital expenditures. During the first three months of 2018, capital expenditures totaled $68 million compared to $94 million in the first three months of 2017.
Financing Activities
Net cash used in financing activities was $127 million in the first three months of 2018 compared to $124 million in the same period of 2017. Dividends paid on common stock in each of the three-month periods ended March 31, 2018 and 2017 were $70 million.
Contractual Obligations
As of March 31, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations as described in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018, except for our obligation to purchase the Public Units of TNCLP on April 2, 2018 for $388 million.

CF INDUSTRIES HOLDINGS, INC.

Off-Balance Sheet Arrangements
We have operating leases for certain property and equipment under various noncancelable agreements, including rail car leases and barge tow charters that are utilized for the distribution of our products. The rail car leases currently have minimum terms ranging from one to eleven years and the barge charter commitments currently have terms ranging from one to seven years. We also have terminal and warehouse storage agreements for our distribution system, some of which contain minimum throughput requirements. The storage agreements contain minimum terms ranging from one to five years and commonly contain automatic annual renewal provisions thereafter unless canceled by either party. See Note 23—Leases in the notes to our consolidated financial statements included in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018 for additional information concerning leases.
We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no changes to our significant accounting policies or estimates during the first three months of 2018.
Recent Accounting Pronouncements
See Note 2—New Accounting Standards for a discussion of recent accounting pronouncements.

CF INDUSTRIES HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
From time to time, in this Quarterly Report on Form 10-Q as well as in other written reports and oral statements, we make forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our prospects, future developments and business strategies. We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” or “would” and similar terms and phrases, including references to assumptions, to identify forward-looking statements in this document. These forward-looking statements are made based on currently available competitive, financial and economic data, our current expectations, estimates, forecasts and projections about the industries and markets in which we operate and management’s beliefs and assumptions concerning future events affecting us. These statements are not guarantees of future performance and are subject to risks, uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Therefore, our actual results may differ materially from what is expressed in or implied by any forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this document. Additionally, we do not undertake any responsibility to provide updates regarding the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this document.
Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Item 1A in our 2017 Annual Report on Form 10-K filed with the SEC on February 22, 2018. Such factors include, among others:

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
Natural gas is the largest and most volatile component of the manufacturing cost for nitrogen-based fertilizers. We manage the risk of changes in natural gas prices primarily with the use of derivative financial instruments. The derivative instruments that we use are primarily natural gas fixed price swaps, natural gas basis swaps and natural gas options. These derivatives settle using primarily NYMEX futures price indexes, which represent the basis for fair value at any given time. The contracts represent anticipated natural gas needs for future periods and settlements are scheduled to coincide with anticipated natural gas purchases during those future periods. As of March 31, 2018, we had natural gas NYMEX fixed price swaps covering periods through December 2018 and natural gas basis swaps covering certain periods through March 2019.
As of March 31, 2018 and December 31, 2017, we had open natural gas derivative contracts, including natural gas fixed price swaps and natural gas basis swaps, for 27.7 million MMBtus and 35.9 million MMBtus, respectively. A $1.00 per MMBtu increase in the forward curve prices of natural gas at March 31, 2018 would result in a favorable change in the fair value of these derivative positions of $25 million, and a $1.00 per MMBtu decrease in the forward curve prices of natural gas would change their fair value unfavorably by $25 million.
From time to time we may purchase nitrogen products on the open market to augment or replace production at our facilities.
Interest Rate Fluctuations
As of March 31, 2018, we had seven series of senior notes totaling $4.75 billion of principal outstanding with maturity dates of May 1, 2020, December 1, 2021, June 1, 2023, December 1, 2026, March 15, 2034, June 1, 2043 and March 15, 2044. The senior notes have fixed interest rates. As of March 31, 2018, the carrying value and fair value of our senior notes was approximately $4.69 billion and $4.58 billion, respectively.
Borrowings under the Revolving Credit Agreement bear current market rates of interest and we are subject to interest rate risk on such borrowings. There were no borrowings outstanding under the Revolving Credit Agreement as of March 31, 2018 or December 31, 2017, or during the three months ended March 31, 2018.
Foreign Currency Exchange Rates
We are directly exposed to changes in the value of the Canadian dollar, the British pound and the euro. We generally do not maintain any exchange rate derivatives or hedges related to these currencies.

CF INDUSTRIES HOLDINGS, INC.

ITEM 4.    CONTROLS AND PROCEDURES.
        (a)    Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in (i) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
        (b)    Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Court granted in part and denied in part the CF Entities’ Motions for Summary Judgment in August 2015. Over one hundred sixty cases have been resolved pursuant to confidential settlements that have been or we expect will be fully funded by insurance. The remaining cases are in various stages of discovery and pre-trial proceedings. The next trial is scheduled for July 2018. We believe we have strong legal and factual defenses and intend to continue defending the CF Entities vigorously in the pending lawsuits. The Company cannot provide a range of reasonably possible loss due to the lack of damages discovery for many of the remaining claims and the uncertain nature of this litigation, including uncertainties around the potential allocation of responsibility by a jury to other defendants or responsible third parties. The recognition of a potential loss in the future in the West Fertilizer Co. litigation could negatively affect our results in the period of recognition. However, based upon currently available information, including available insurance coverage, we do not believe that this litigation will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

CF INDUSTRIES HOLDINGS, INC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table sets forth stock repurchases for each of the three months of the quarter ended March 31, 2018.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	—	—	—
March 1, 2018 - March 31, 2018	11,994	44.56	—	—
Total	11,994	$44.56	—

(1) Represents shares withheld to pay for employee tax obligations upon vesting of restricted stock units.

ITEM 6.    EXHIBITS.

A list of exhibits filed with this Report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished) is provided in the Exhibit Index on page 54 of this report.

CF INDUSTRIES HOLDINGS, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1
First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CF Industries Nitrogen, LLC, dated as of March 30, 2018, by and among CF Industries Nitrogen, LLC, CF Industries Sales, LLC, CF USA Holdings, LLC and CHS Inc.*

3.1	Fourth Amended and Restated Bylaws of CF Industries Holdings, Inc., effective October 14, 2015, as amended April 20, 2018.
4.1
Second Supplement to Second Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 7.125% Senior Notes due 2020

4.2
Second Supplement to First Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 3.450% Senior Notes due 2023

4.3
Second Supplement to Second Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 4.950% Senior Notes due 2043

4.4
Second Supplement to Third Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.150% Senior Notes due 2034

4.5
Second Supplement to Fourth Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF Industries Holdings, Inc. and the other guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to CF Industries, Inc.’s 5.375% Senior Notes due 2044

4.6
First Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF USA Holdings, LLC and Wells Fargo Bank, National Association, as trustee and as collateral agent, relating to CF Industries, Inc.’s 3.400% Senior Secured Notes due 2021

4.7
First Supplemental Indenture, dated as of March 29, 2018, among CF Industries, Inc., CF USA Holdings, LLC and Wells Fargo Bank, National Association, as trustee and as collateral agent, relating to CF Industries, Inc.’s 4.500% Senior Secured Notes due 2026

10.1
Amendment No. 4, dated as of March 19, 2018, to the Third Amended and Restated Revolving Credit Agreement, among CF Industries Holdings, Inc., CF Industries, Inc. and the lenders under the Existing Revolving Credit Agreement (as defined therein) signatory thereto

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
101
The following financial information from CF Industries Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Consolidated Financial Statements

_______________________________________________________________________________

*
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the U.S. Securities and Exchange Commission.

CF INDUSTRIES HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF INDUSTRIES HOLDINGS, INC.
Date: May 3, 2018	By:	/s/ W. ANTHONY WILL
W. Anthony Will President and Chief Executive Officer (Principal Executive Officer)
Date: May 3, 2018	By:	/s/ DENNIS P. KELLEHER
Dennis P. Kelleher Senior Vice President and Chief Financial Officer (Principal Financial Officer)